Form 10-K
period 1993-12-31
HUMANA INC
filed 1994-03-29
CIK 49071

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

(  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM             TO
                                         -------------  --------
                         COMMISSION FILE NUMBER 1-5975

                                  HUMANA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      61-0647538
           (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                           IDENTIFICATION NUMBER)
             500 WEST MAIN STREET
             LOUISVILLE, KENTUCKY                                  40202
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 502-580-1000 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                     NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                            ON WHICH REGISTERED
- ------------------------------------------------------------------  ------------------------
COMMON STOCK, $.16 2/3 PAR VALUE                                    NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    YES    X                       NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the Registrant's definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    -----
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1994, was $2,933,544,705 calculated using the average price on such date of $19.50. The number of shares outstanding of the Registrant's Common Stock as of March 1, 1994, was 160,534,362.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II and portions of Part IV incorporate herein by reference the Registrant's 1993 Annual Report to Stockholders; a portion of Part III incorporates herein by reference the Registrant's Proxy Statement to be filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 26, 1994.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Humana Inc. is a Delaware corporation organized in 1961. Its principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202, and its telephone number at that address is (502) 580-1000. As used herein, the term "the Company" includes Humana Inc. and its subsidiaries.

     On March 1, 1993, the Company separated its acute-care hospital and managed care health plan businesses into two independent publicly-held companies (the "Spinoff"). The Spinoff was effected through the distribution to Humana stockholders of record as of the close of business on March 1, 1993, of all of the outstanding shares of common stock of a new hospital company, Galen Health Care, Inc. ("Galen"). Galen was subsequently merged, through an unrelated transaction, with a subsidiary of Columbia Healthcare Corporation (now Columbia/HCA Healthcare Corporation) ("Columbia") and, therefore, became a wholly-owned subsidiary of Columbia. The Company continues to operate the managed care health plan business. In conjunction with the Spinoff, the Company changed its fiscal year end from August 31 to December 31.

     Since 1983, the Company has offered managed health care products which integrate financing and management with the delivery of health care services through a network of providers who share financial risk or who have incentives to deliver cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage, and in most HMO products require, use of contracting providers. HMOs and PPOs also control health care costs by various other means, including the use of utilization controls such as pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures.

     The HMO and PPO products of the Company are primarily marketed to employer and other groups ("Commercial") and Medicare-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products that provide health care services which include all Medicare benefits, and in certain circumstances, additional health care services that are not included in Medicare benefits ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). Since 1983, the growth in the Company's HMO business has been primarily attributable to acquisitions, while the growth in its PPO business has been exclusively from internally produced sales.

COMMERCIAL PRODUCTS

  HMOs

     An HMO provides prepaid health care services to its members through primary care and specialty physicians employed by the HMO at facilities owned by the HMO, or through a network of independent primary care and specialty physicians and other health care providers who contract with the HMO or the primary care physician to furnish such services. Primary care physicians include internists, family practitioners and pediatricians. Generally, access to specialty physicians and other health care providers must be approved by the member's primary care physician. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers, and durable medical equipment suppliers. Because access to these other health care providers must be approved by the primary care physician, the HMO product is the most restrictive form of managed care.

     At December 31, 1993, the Company owned and operated ten HMOs, which contract with approximately 27,400 physicians (including approximately 5,900 primary care physicians) and 480 hospitals. In addition, the Company has approximately 1,300 contracts with other providers to provide services to HMO members. The Company also employed approximately 450 physicians in its HMOs.

     An HMO member pays a monthly fee which generally covers, with minimal co-payments, health care services received or approved by the member's primary care physician. For the year ended December 31, 1993, Commercial HMO premium revenues totaled approximately $1.4 billion or 43 percent of the Company's premium revenues of $3.1 billion. Approximately $168 million of the Company's premium revenues for the year ended December 31, 1993, were derived from contracts with the United States Office of Personnel Management ("OPM") under which the Company provides health care benefits to approximately 122,700 federal civilian employees and their dependents. Pursuant to these contracts, payments made by OPM may be retrospectively adjusted downward by OPM if an audit discloses that a comparable product was offered by the Company to a similarly sized subscriber group using a rating formula which resulted in a lower premium rate than that offered to OPM.

  PPOs

     PPO products include many elements of managed health care. In a PPO, the enrollee is encouraged, through financial incentives, to use preferred health care providers which have contracted with the PPO to provide services at favorable rates. PPOs are also similar to traditional health insurance because they provide an enrollee with the freedom to choose a physician or other health care provider.

     At December 31, 1993, approximately 24,300 physicians and 480 hospitals contracted with the Company to provide services to PPO enrollees. In addition, the Company has approximately 1,300 contracts with other providers to provide services to PPO enrollees.

     For the year ended December 31, 1993, premium revenues from Commercial PPOs totaled $357 million or 11 percent of the Company's premium revenues of $3.1 billion.

MEDICARE PRODUCTS

     Medicare is a federal program that provides persons age 65 and over and some disabled persons certain hospital and medical insurance benefits, which include hospitalization benefits for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Each Medicare eligible individual is entitled to receive inpatient hospital care (Part A) without the payment of any premium, but is required to pay a premium to the federal government, which is annually adjusted, to be eligible for physician and other services (Part B).

     Even though participating in both Part A and Part B of Medicare, beneficiaries are still required to pay certain deductible and co-insurance amounts. They may, if they choose, supplement their Medicare coverage by purchasing policies which pay these deductibles and co-insurance amounts. Many of these policies also cover other services (such as prescription drugs) which are not included in Medicare coverage. These policies are known as Medicare supplement policies.

     Certain managed care companies which operate HMOs contract with the federal government's Health Care Financing Administration ("HCFA") to provide medical benefits to Medicare-eligible individuals residing in the geographic areas in which their HMOs operate in exchange for a fixed monthly payment from HCFA per enrollee. Individuals who elect to participate in these Medicare risk programs are relieved of the obligation to pay some or all of the deductible or co-insurance amounts but are required to use exclusively the services provided by the HMO. Other than the Part B premium paid by the enrollee to the Medicare program, the enrollee does not pay the HMO a premium for these services except where the benefits provided by the HMO exceed the benefits provided by the Medicare program.

  Medicare Risk

     As discussed above, a Medicare risk product involves a contract between an HMO and HCFA pursuant to which HCFA makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual who chooses to enroll for coverage by the HMO. Enrollment may be terminated by the member upon 30 days' notice. The fixed monthly payment is determined and adjusted annually by HCFA, and takes into account, among other things, the cost of providing medical care in the geographic area where the member resides.

     The Company markets a variety of Medicare risk HMO products. All of these products provide an enrolled individual with all of the benefits covered by the Medicare program but relieve the enrolled individual of the obligation to pay deductibles and co-insurance that would otherwise apply. Some of these products also provide additional benefits not covered by Medicare, such as vision and dental care services and prescription drugs.

     Where competitive conditions permit, the Company also charges a premium to members (in addition to the payment from HCFA) for some of the Medicare risk products. At December 31, 1993, approximately 73,300 members in nine markets were paying premiums which totaled $51 million for the year ended December 31, 1993.

     The Company provides Medicare risk services under seven contracts with HCFA ("HCFA Contracts") in 10 markets. At December 31, 1993, HCFA Contracts covered approximately 270,800 Medicare risk members for which the Company received HCFA revenues of approximately $1.2 billion or 40 percent of the Company's premium revenues for the year ended December 31, 1993, of $3.1 billion. At December 31, 1993, one such HCFA Contract covered approximately 210,000 members in Florida. For the year ended December 31, 1993, this Florida HCFA Contract accounted for $1 billion or 80 percent of the Company's HCFA revenues of approximately $1.2 billion or 32 percent of the Company's total premium revenues. Each HCFA Contract is renewed each December 31 unless HCFA or the Company terminates it upon at least 90 days' notice prior thereto. Management believes termination of the HCFA Contract covering the members in Florida would have a material adverse effect on the Company's revenues, profitability and business prospects. Moreover, changes in the Medicare risk program, such as reduction in payments by HCFA or mandated increases in benefits without corresponding increases in payments, could also have a material adverse effect on the Company's revenues, profitability and business prospects.

     Effective January 1, 1994, payments under the Company's HCFA Contracts increased by an average of approximately 3 percent. Although annual increases have varied significantly, increases have averaged approximately 7 percent over the last five years, including the increase of January 1994.

  Medicare Supplement

     The Company's Medicare supplement product is an insurance policy which pays for hospital deductibles, co-payments and co-insurance for which the Medicare program participant is responsible.

     Under the terms of existing Medicare supplement policies, the Company may not reduce or cancel the benefits contracted for by policyholders. These policies are annually renewable by the insured at the Company's prevailing rates, which may increase subject to approval by appropriate state insurance regulators.

     At December 31, 1993, the Company provided Medicare supplement benefits to approximately 153,600 members. Premium revenues derived from this product for the year ended December 31, 1993, totaled $132 million.

PROVIDER ARRANGEMENTS

     The Company's HMOs contract with individual or groups of primary care physicians, generally for an actuarially determined, fixed, per-member-per-month fee called a "capitation" payment. These contracts typically obligate primary care physicians to provide or arrange for the provision of all covered health care services to HMO members, including health care services provided by specialty physicians and other health care providers. The capitation payment does not vary with the nature or extent of health care services arranged for or provided to the member and is generally designed to shift all or part of the HMO's financial risk to the primary care physician. However, the degree to which the Company shifts its risk varies by provider. The Company remains financially responsible for the provision of or payment for such health care services if a primary care physician fails to perform his or her obligations under the contract. The Company also employs 450 physicians in markets where it operates staff model HMOs. The Company is directly responsible for all health care services provided by these employed physicians. In order to control costs, improve quality and create comprehensive networks, the Company also contracts with medical specialists and other providers to which a primary care physician may refer a member. Typically, payments by the Company to these specialists and other providers reduce the ultimate payment that otherwise would be made to a primary care physician.

     The Company's HMOs and PPOs contract for hospital services generally under a per diem payment arrangement for inpatient hospital services and a discounted fee-for-service payment arrangement for outpatient services. The Company's PPOs contract on a per diem or discounted basis with other health care providers.

     Many of the physicians who contract with the Company's HMOs also contract with its PPOs to provide services to enrollees at discounted fees. In addition, in a number of markets the Company's PPOs contract with physicians who have not contracted with its HMOs.

     Physician participation in the Company's HMOs and PPOs is conditioned upon meeting its HMOs' and PPOs' requirements concerning the physician's professional qualifications.

     Effective with the consummation of the Spinoff, the Company entered into a three-year operating agreement with Galen whereby the Company will use the services of Galen's hospitals guaranteeing certain minimum utilization levels. The rate increases charged for such services are defined under the terms of the agreement. Commercial rate increases are limited to the lesser of the increase in the hospital Consumer Price Index or the Company's premium rate increases, less 1 percent. The Medicare risk rate increases are equal to the percentage adjustment in HCFA's market specific hospital payment rate to the Company. During the year ended December 31, 1993, 16 percent of the Company's total medical costs were incurred in Galen's hospitals.

MARKETING

     Individuals become members of the Company's Commercial HMOs and PPOs through their employer or other groups which typically offer employees or members a selection of health care products, pay for all or part of the premiums and make payroll deductions for any premiums payable by the employees. The Company attempts to become an employer's or group's exclusive source of health care benefits by offering HMO and PPO products that provide cost-effective quality care consistent with the health care needs and expectations of the employees or members.

     The Company uses various methods to market its Commercial and Medicare products, including television, radio, telemarketing and mailings. At December 31, 1993, the Company used approximately 2,000 independent licensed brokers and agents and 160 licensed employees to sell its Commercial products. Many employer groups are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. The Company generally pays brokers a commission based on premiums, with commissions varying by market and premium volume. At December 31, 1993, approximately 260 independent licensed brokers and 430 employed sales representatives, who are each paid a salary and/or per member commission, marketed the Company's Medicare products.

     The following table lists the Company's Commercial, Medicare risk and Medicare supplement membership at December 31, 1993, by market and product:

                                                           MEMBERS
                            ---------------------------------------------------------------------
                                 COMMERCIAL
                            ---------------------       MEDICARE        MEDICARE
            MARKET            PPO           HMO           RISK         SUPPLEMENT         TOTAL
    ----------------------  -------       -------       --------       ----------       ---------
    Chicago, IL              25,900       266,900         23,700             100          316,600
    Corpus Christi, TX       11,200        21,400          5,200           3,900           41,700
    Daytona, FL               4,100        15,800         18,000           3,500           41,400
    Kansas City, MO           3,000        84,900          6,700           5,100           99,700
    Las Vegas, NV             7,600        14,100                          4,600           26,300
    Lexington, KY            38,400        35,400                          7,600           81,400
    Louisville, KY           15,300       177,300          2,600          28,000          223,200
    Orlando, FL               7,400        30,700         22,300           3,700           64,100
    Phoenix, AZ               2,900        19,700         12,400           3,900           38,900
    San Antonio, TX          28,700        60,600         10,200           5,600          105,100
    South Florida, FL(1)     53,900       152,200        107,600           3,300          317,000
    Tampa, FL                15,100        66,300         62,100           6,100          149,600
    Others                   14,500        40,700                         78,200          133,400
                            -------       -------       --------       ----------       ---------
    TOTAL                   228,000       986,000        270,800         153,600        1,638,400
                            -------       -------       --------       ----------       ---------
                            -------       -------       --------       ----------       ---------

- ---------------

(1) Includes Dade, Broward and Palm Beach counties.

     The Company acquired an HMO in Washington, D.C., with approximately 125,000 members for $55 million on February 28, 1994.

     The Company's 25 largest group contracts at December 31, 1993, accounted for approximately 33 percent of total Commercial membership. No one group contract accounted for as much as 5 percent of the Company's Commercial product premium revenues; however, certain employer groups accounted for a significant percentage of Commercial insurance premiums in some markets. The loss of one or more of these contracts in a particular market could have a material adverse effect on the Company's operations in that market.

CONTROL OF HEALTH CARE COSTS

     The focal point for cost control in the Company's HMOs is the primary care physician, whether employed or under contract, who provides services and controls utilization of services by directing or approving hospitalization and referrals to specialists and other health care providers. Cost control in the Company's PPOs is achieved through obtaining discounts from participating health care providers. With respect to both HMO and PPO products, cost control is further achieved through use of a utilization review system managed by the Company designed to reduce unnecessary hospital admissions and lengths of stay and unnecessary or inappropriate medical procedures.

     New technologies (which typically require substantial expenditures), inflation, increasing hospital costs and numerous other external factors may adversely affect the ability of the Company to control health care costs in the future.

RISK MANAGEMENT

     Through the use of internally developed underwriting criteria, the Company determines the risk it is willing to assume and the amount of premium to charge for its Commercial products. Employer and other groups must meet the Company's underwriting standards in order to qualify to contract with the Company for coverage. Underwriting techniques are not employed in connection with Medicare risk HMO products because of HCFA regulations that require the Company to accept all eligible Medicare applicants regardless of their health or prior medical history.

COMPETITION

     The health care benefit industry is highly competitive and contracts for the sale of Commercial products are generally bid or renewed annually. The Company's competitors vary by local market and include Blue Cross/Blue Shield (including HMOs and PPOs owned by Blue Cross/Blue Shield plans), national insurance companies and other HMOs and PPOs. Many of the Company's competitors have larger enrollments in local markets or greater financial resources. The Company's ability to sell its products and to retain customers is influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other health care providers, utilization review, claims processing and administrative efficiency.

GOVERNMENT REGULATION

     Of the Company's 13 licensed HMO subsidiaries, six are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. Four of these six subsidiaries are parties to HCFA Contracts to provide Medicare risk HMO products in 10 markets.

     An HMO which is federally qualified may require employers with more than 25 employees that offer health insurance benefits to include federally qualified HMO products as an option available to their employees. To obtain federal qualification, an HMO must meet certain requirements, including conformance with financial criteria, a standard method of rate setting, a comprehensive benefit package, and prohibition of medical underwriting of individuals. In certain markets, and for certain products, the Company operates HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

     HCFA audits Medicare risk HMOs at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMOs' administration and management (including management information and data collection systems), fiscal stability, utilization management and incentive arrangements, health services delivery, quality assurance, marketing, enrollment activity, claims processing and complaint systems. HCFA regulations require quarterly and annual submission of financial statements and restrict the number of Medicare risk enrollees to no more than the HMO's Commercial enrollment in a specified service area. HCFA regulations also require independent review of medical records and quality of care, review and approval by HCFA of all advertising, marketing and communication materials, and independent review of all denied claims and service complaints which are not resolved in favor of a member.

     Laws in each of the states in which the Company operates its HMOs and PPOs regulate its operations, including the scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. The PPO products offered by the Company are sold under insurance licenses issued by the applicable state insurance regulators. The Company's HMOs and PPOs are required to be in compliance with certain minimum capital requirements. These requirements must be satisfied by investing in approved investments that generally cannot be used for other purposes. Under state laws, the Company's HMOs and PPOs are audited by state departments of insurance for financial and contractual compliance, and its HMOs are audited for compliance with health services standards by respective state departments of health.

     Management believes that the Company is in substantial compliance with all governmental laws and regulations affecting its business.

NATIONAL HEALTH CARE REFORM

     Congress is in the process of evaluating a number of legislative proposals that would effect major changes in the United States health care system. Among the proposals under consideration are government imposed cost controls, measures to increase the availability of group health insurance coverage to employees, and the creation of statewide health alliances that would cover individuals and families not enrolled in large employer health plans. Legislative reform is not anticipated before the latter part of 1994 and implementation of any reform package could take several additional years. In general, managed care is being considered as a means by which health care costs may be reduced. Although management believes the Company is well positioned to take advantage of the opportunities which will be afforded by national health care reform, it is not possible to predict the final form these proposals will take or the affect these proposals may have on the Company's operations.

STATE HEALTH CARE REFORM

     During 1993, the State of Florida adopted health care reform legislation which, among other things, established a mechanism through which small employers and self-employed individuals may acquire health care coverage through state chartered non-profit entities known as Community Health Purchasing Alliances (CHPAs). It is intended the CHPAs will also be used to acquire insurance for state employees and Medicaid beneficiaries in the future. The legislation divides the state into 11 geographic areas and establishes a separate CHPA in each area. Humana intends to offer products in each of these geographic areas.

     In order to sell health care coverage to CHPA membership, an entity must register as an Accountable Health Partnership (AHP). An AHP may be either an insurer or an HMO and must specify in which geographic areas it wishes to offer its product. There are other requirements relating to organization, grievance procedures, terminations and product offerings for AHPs. Applicable Company HMOs and PPOs are in the process of registering as AHPs.

     Certain other states in which the Company operates are also actively pursuing health care reform; however, at this time it is not possible to predict the ultimate impact on the Company's operations.

OTHER RELATED PRODUCTS

     The Company offers administrative services to employers who self-insure their employee health benefits. At December 31, 1993, the Company provided claims processing, utilization review and other administrative services to 40 self-insured employer groups, for approximately 63,700 employees and employee dependents. For the year ended December 31, 1993, revenues from these services totaled approximately $5 million.

     The Company operates a prescription drug management service which administers drug benefit programs for various HMOs and PPOs, including those of the Company. For the year ended December 31, 1993, prescription drug management service revenues from third-party customers totaled approximately $3 million.

     On June 30, 1993, the Company acquired the operations of a dental services company which provides dental products to employer groups, HMOs and PPOs, including those of the Company. Since the acquisition, dental service revenues from third-party customers totaled approximately $2 million.

     On March 3, 1994, the Company acquired a minority interest in a mental health HMO, which will provide services to the Company's members in certain markets as well as to third-party customers.

OTHER BUSINESSES

  Hospital

     The Company operates a 170-bed hospital in Lexington, Kentucky, which was contributed to the Company by Galen in connection with the Spinoff. The hospital provides care primarily to members of the Company's managed care plans in Lexington. The Company is currently reviewing alternatives for the ultimate sale or third-party management of the hospital.

  Captive Insurance Company

     The Company insures substantially all professional liability risks through a wholly-owned subsidiary (the "Captive Subsidiary") which was incorporated in January 1993 in the State of Vermont. Previous to the Captive Subsidiary beginning operations in February 1993, professional liability risks were insured by a subsidiary of Galen. In connection with the Spinoff, the Captive Subsidiary and the Galen subsidiary entered into a loss portfolio reinsurance agreement whereby the Captive Subsidiary will indemnify the Galen subsidiary, subject to aggregate limits, against all liabilities incurred by the Galen subsidiary related to the professional liability risks of the Company prior to September 1, 1993.

  Centralized Management Services

     Centralized management services are provided to each health plan from the Company's headquarters. These services include management information systems, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting and claims processing.

EMPLOYEES

     As of December 31, 1993, the Company and its subsidiaries had approximately 8,800 full-time employees.

ITEM 2.  PROPERTIES

     The Company owns its principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202.

     The Company provides medical services in medical centers owned or leased ranging in size from approximately 1,200 to 80,000 square feet. The Company's administrative market offices are generally leased, with square footage ranging from 1,000 to 75,000. The following chart lists the location of properties used in the operation of the Company at December 31, 1993:

                                      MEDICAL       ADMINISTRATIVE
                                      CENTERS          OFFICES
                                   --------------   --------------
         STATES AND DISTRICTS      OWNED   LEASED   OWNED   LEASED   TOTAL
      ---------------------------  -----   ------   -----   ------   -----
      Alabama                                                  2        2
      Arizona                                                  2        2
      District of Columbia                                     2        2
      Florida                         7      51               16       74
      Illinois                        7      19                5       31
      Indiana                         1                                 1
      Kansas                          1       5                         6
      Kentucky                        8       3                1       12
      Missouri                        2       8                1       11
      Nevada                                           1                1
      Ohio                                                     1        1
      Texas                           5       2                4       11
                                   -----     --     -----     --     -----
                TOTAL                31      88        1      34      154
                                   -----     --     -----     --     -----
                                   -----     --     -----     --     -----

     In addition, the Company owns buildings in Louisville, Kentucky, and San Antonio, Texas, and leases a facility in Jacksonville, Florida, which are used for customer service and claims processing. The Louisville facility also performs enrollment processing and other corporate functions.

     The Company also owns a hospital and medical office building in Lexington, Kentucky.

ITEM 3.  LEGAL PROCEEDINGS

1. A class action law suit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP(L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada (the "Forsyth" case). The claims asserted by plaintiffs included an ERISA count seeking $49,440,000 of damages plus approximately $15,396,000 of interest, a RICO count seeking $103,562,165 of damages (before trebling) plus approximately $31,800,000 of interest, and an antitrust count for an unspecified amount of damages which appears to be similar to those sought in the RICO count. Despite allegations made by the plaintiffs, the Company considered the substance of these claims to be a dispute concerning the calculation of health insurance benefits and believed the claimed damages were greatly in excess of any possible recovery even if plaintiffs were successful on every claim asserted.

   On July 21, 1993, summary judgment was entered in favor of the Company on all counts, although the court granted the co-payer class until August 24, 1993, to file a third amended complaint in which its members could seek to recover the difference between their co-insurance payments and what those payments would have been if co-insurance obligations of the co-payer class had originally been based on the discounted payments made by Humana Health Insurance Company of Nevada to Sunrise Hospital and Medical Center, Las Vegas, Nevada, (now owned by Columbia).

   On August 24, 1993, a third amended complaint styled Marietta Cade, et al vs. Humana Health Insurance of Nevada, Inc., et al was filed seeking damages as described above. On January 28, 1994, summary judgment was entered in favor of plaintiffs on this third amended complaint. A subsequent hearing will ascertain the amount of damages suffered by the co-payer class. The Company believes the final resolution of this litigation will not have a material adverse effect on its operations or financial position.

2. On April 22, 1993, an alleged stockholder of the Company filed a purported shareholder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled Lewis v. Austen, et al, Civil Action No. 12937. The action was purportedly brought on behalf of the Company and Galen against all of the directors of both companies at the time of the Spinoff alleging, among other things, that the defendants had improperly amended the Company's existing stock option plans in connection with the Spinoff. The plaintiff claims that the amendment to the stock option plans constituted a waste of corporate assets to the extent that employees of each company received options in the stock of the other company. (The challenged amendment to the plan was approved by the Company's stockholders at the 1993 Annual Meeting of Stockholders.) The plaintiff requests, among other things, an injunction prohibiting the exercise of Galen (now Columbia) stock options by the Company's personnel and the exercise of Company stock options by Galen (now Columbia) personnel and an award of damages. On June 14, 1993, the defendants filed a motion to dismiss the plaintiff's complaint. That motion is still pending. The Company believes that the complaint is without merit.

     Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury claims are covered by insurance from the Captive Subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance if awarded. Punitive damages generally are not paid where claims are settled and generally are awarded only where there has been a willful act or omission to act. The Company does not believe that any pending actions will have a material adverse effect on its consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are names and ages of all of the current executive officers of the Company as of March 1, 1994, their positions, date of election to such position and the date first elected an officer of the Company:

                                                                        SERVED
                                                                       IN SUCH     FIRST
                                                                       CAPACITY   ELECTED
             NAME               AGE              POSITION               SINCE     OFFICER
- ------------------------------  ---   -------------------------------  --------   -------
David A. Jones(1)               62    Chairman of the Board and Chief    08/69     09/64
                                        Executive Officer
Wayne T. Smith                  48    President and Chief Operating      03/93     06/78
                                        Officer and Director
W. Larry Cash                   45    Senior Vice                        09/91     09/82
                                        President -- Finance and
                                        Operations
Karen A. Coughlin               46    Senior Vice President -- Region    02/93     09/88
                                        II
W. Roger Drury                  47    Chief Financial Officer            05/92     09/83
Philip B. Garmon                50    Senior Vice President -- Region    09/88     11/82
                                        I
Ronald S. Lankford, M.D.        42    Senior Vice                        03/93     08/87
                                        President -- Medical Affairs
James E. Murray(2)              40    Vice President and Controller      03/93     08/90
Walter E. Neely                 50    Vice President, General Counsel    03/93     09/88
                                        and Secretary

- ---------------

(1) Elected an officer of a predecessor corporation in 1961.
(2) Mr. Murray was appointed Controller of the Company at the time of the Spinoff, previous to which he served in the capacity of Vice President and Controller -- Health Plans since August 1990 and Controller -- Health Care Division since October 1989. From October 1985 to October 1989, he was a Certified Public Accountant with Coopers & Lybrand.

     Executive officers are elected annually by the Company's Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the directors or executive officers of the Company, except that Mr. Jones is the father of David A. Jones, Jr., a director of the Company. Except for Mr. Murray, all of the above-named executive officers have been employees of the Company for more than five years.

                                    PART II

     Information for Items 5 through 8 of this Report which appears in the 1993 Annual Report to Stockholders as indicated on the following table is incorporated by reference in this report:

                                                                            ANNUAL REPORT
                                                                                 TO
                                                                            STOCKHOLDERS
                                                                                PAGE
                                                                            -------------
          ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS                                           37

          ITEM 6.    SELECTED FINANCIAL DATA                                       18

          ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                        19-22

          ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
                     Consolidated Financial Statements.                         23-33
                     Quarterly Financial Information.                              34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item other than the information set forth in Part I under the Section entitled "EXECUTIVE OFFICERS OF THE COMPANY", is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 1994, appearing under the caption "ELECTION OF DIRECTORS OF THE COMPANY FOR 1994" on pages 3 through 6 of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 1994, appearing under the caption "EXECUTIVE COMPENSATION OF THE COMPANY" on pages 9 through 15 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 1994, appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMPANY COMMON STOCK" on pages 6 through 8 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.
     (1)  Financial Statements -- The response to this portion of Item 14 is submitted as Item 8 of this report.

     (2)  Index to Consolidated Financial Statement Schedules:

          Consolidated schedules as of and for the years ended December 31, 1993, December 31,
          1992, August 31, 1992, and August 31, 1991, and the four months ended December 31,
          1992:
        II    Amounts Receivable from Related Parties and Underwriters, Promoters and
              Employees Other Than Related Parties
        III   Parent Company Financial Information
        VIII  Valuation and Qualifying Accounts

        All other schedules have been omitted because they are not applicable, not required or because the required information is contained in the Consolidated Financial
        Statements or notes thereto.

     (3) Exhibits:

            3(a)      Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated pursuant to Item 102(c) of regulation S-T to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4.(i) to the Company's
                      Post-Effective Amendment to the Registration Statement on Form S-8 (Reg.
                      No. 33-49305) filed February 2, 1994, is incorporated by reference herein.
             (b)      By-laws, as amended. Exhibit 3(a) to the Company's Current Report on Form
                      8-K (File No. 1-5975) filed March 5, 1993, is incorporated by reference herein.
            4(a)      Restated Certificate of Incorporation as amended and corrected and
                      By-laws as amended. (See 3(a) and (b) above.)
             (b)      Form of Rights Agreement dated March 5, 1987, between Humana Inc. and
                      Mid-America Bank of Louisville and Trust Company (the "Rights
                      Agreement"). Exhibit 1 to the Form SE for the Registration Statement
                      (File No. 1-5975) on Form 8-A dated March 9, 1987, is incorporated by reference herein.
             (c)      Amendment No. 1, dated December 7, 1992, to the Rights Agreement. Exhibit
                      1.1 to the Company's Form 8 (File No. 1-5975) filed December 16, 1992, is incorporated by reference herein.
             (d)      Amendment No. 2, dated March 2, 1993, to the Rights Agreement. Exhibit
                      1.2 to the Company's Form 8 (File No. 1-5975) filed March 2, 1993, is incorporated by reference herein.
             (e)      There are no instruments defining the rights of holders with respect to long-term debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Other long-term indebtedness of the Company is described in Note 7 of Notes to Consolidated Financial
                      Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
           10(a)*     1981 Non-Qualified Stock Option Plan, as amended. Exhibit 10(c) to Form
                      SE filed on November 25, 1987, is incorporated by reference herein.
             (b)*     Amendment No. 2 to the 1981 Non-Qualified Stock Option Plan, as amended.
                      Annex A to the Company's Proxy Statement covering the Annual Meeting of
                      Stockholders on February 18, 1993, is incorporated by reference herein.
             (c)*     1989 Stock Option Plan for Employees. Exhibit A to the Proxy Statement
                      covering the Annual Meeting of Stockholders on January 11, 1990, is
                      incorporated by reference herein.
             (d)*     Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to
                      the Company's Proxy Statement covering the Annual Meeting of the
                      Stockholders on February 18, 1993, is incorporated by reference herein.
             (e)*     Amendment No. 2 to the 1989 Stock Option Plan for Employees, filed herewith.

           10(f)*     1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Proxy
                      Statement covering the Annual Meeting of the Stockholders on January 11,
                      1990, is incorporated by reference herein.
             (g)*     Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors.
                      Annex C to the Company's Proxy Statement covering the Annual Meeting of
                      Stockholders on February 18, 1993, is incorporated by reference herein.
             (h)*     Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors,
                      filed herewith.
             (i)*     Executive Management Incentive Compensation Plan -- Group A, Corporate,
                      filed herewith.
             (j)*     Executive Management Incentive Compensation Plan -- Group I, Corporate,
                      filed herewith.
             (k)*     Regional Incentive Compensation Plan -- Group I, Regional Senior Vice
                      President, filed herewith.
             (l)*     Senior Management Incentive Compensation Plan -- Group II, Corporate,
                      filed herewith.
             (m)*     Stock Bonus Plan. Exhibit A to the Company's Proxy Statement covering the
                      Annual Meeting of Stockholders on January 10, 1991, is incorporated by reference herein.
             (n)*     Agreement providing for termination benefits in the event of a change of control, filed herewith.
             (o)*     First Amendment to the change of control agreement, filed herewith.
             (p)*     Employment Agreement as amended. Exhibit 10(m) to the Company's Annual
                      Report on Form 10-K filed for the fiscal year ended August 31, 1991,
                      (File No. 1-5975) is incorporated by reference herein.
             (q)*     Directors' Retirement Policy as amended. Exhibit 10(m) to the Company's
                      Annual Report on Form 10-K filed for the fiscal year ended August 31,
                      1992, (File No. 1-5975) is incorporated by reference herein.
             (r)*     Humana Officers' Target Retirement Plan as amended. Exhibit 10(n) to the
                      Company's Annual Report on Form 10-K for the fiscal year ended August 31,
                      1992, (File No. 1-5975) is incorporated by reference herein.
             (s)*     Form Letter Agreement concerning Officer's Target Retirement Plan dated
                      June 18, 1992 for Messrs. Jones and Smith, filed herewith.
             (t)*     Humana Thrift Excess Plan. Exhibit 10(hh) to Form SE filed on November
                      29, 1989, is incorporated by reference herein.
             (u)*     Humana Supplemental Executive Retirement Plan. Exhibit 10(ii) to Form SE
                      filed on November 29, 1989, is incorporated by reference herein.
             (v)      Indemnity Agreement. Appendix B to the Proxy Statement covering the
                      Annual Meeting of the Stockholders held on January 8, 1987, is incorporated by reference herein.
             (w)      Agreement between The Secretary of the Department of Health and Human
                      Services and Humana Medical Plan, Inc., filed herewith.
             (x)      Humana Inc. $200 million Credit Agreement dated January 12, 1994, filed herewith.
             (y)      Operating Agreement between the Company and Galen Health Care, Inc., now known as Columbia/HCA Healthcare Corporation ("Galen"). Exhibit 10(d) to
                      the Company's Current Report on Form 8-K filed on March 5, 1993, (the
                      "8-K"), is incorporated by reference herein.
             (z)      Form of Hospital Services Agreement between the Company, Galen and certain of their respective subsidiaries. Exhibit 10(e) to the 8-K is incorporated by reference herein.
             (aa)     Medicare Supplement Agreement between the Company and Galen. Exhibit
                      10(f) to the 8-K is incorporated by reference herein.
             (bb)     Assumption of Liabilities and Indemnification Agreement between the
                      Company and Galen. Exhibit 10(g) to the 8-K is incorporated by reference herein.

- ---------------

* Exhibits 10(a) through and including 10(u) are compensatory plans or management contracts.

             (cc)     Employee Benefits Allocation Agreement between the Company and Galen.
                      Exhibit 10(h) to the 8-K is incorporated by reference herein.
             (dd)     Tax Sharing and Indemnification Agreement between the Company and Galen.
                      Exhibit 10(i) to the 8-K is incorporated by reference herein.
             (ee)     Loss Portfolio Reinsurance Agreement between Health Care Indemnity, Inc.
                      and Managed Care Indemnity, Inc. Exhibit 10(j) to the 8-K is incorporated by reference herein.
            10(ff)    Lease Agreement between the Company and Galen regarding 500 West Main
                      Street, Louisville, Kentucky. Exhibit 10(k) to the 8-K is incorporated by reference herein.
             (gg)     Lease Agreement between the Company and Galen regarding 516 West Main
                      Street, Louisville, Kentucky. Exhibit 10(l) to the 8-K is incorporated by reference herein.
             (hh)     Lease Agreement between the Company and Galen regarding 101 West Main
                      Street, Louisville, Kentucky. Exhibit 10(m) to the 8-K is incorporated by reference herein.
             (ii)     Lease Agreement between the Company and Galen regarding 708 West Magazine
                      Street, Louisville, Kentucky. Exhibit 10(n) to the 8-K is incorporated by reference herein.
             (jj)     Lease Agreement between the Company and Galen regarding 8119 Data Point
                      Drive, San Antonio, Texas. Exhibit 10(o) to the 8-K is incorporated by reference herein.
             (kk)     Intellectual Property Agreement between the Company and Galen. Exhibit
                      10(p) to the 8-K is incorporated by reference herein.
             (ll)     Aircraft Management Agreement between the Company and Galen. Exhibit
                      10(q) to the 8-K is incorporated by reference herein.
             (mm)     Aircraft Interchange Agreement between the Company and Galen. Exhibit
                      10(r) to the 8-K is incorporated by reference herein.
             (nn)     Information Systems Split Agreement between the Company and Galen.
                      Exhibit 10(s) to the 8-K is incorporated by reference herein.
             (oo)     Intercompany Information Systems Agreement between the Company and Galen.
                      Exhibit 10(t) to the 8-K is incorporated by reference herein.
             (pp)     Intercompany Communications Agreement between the Company and Galen.
                      Exhibit 10(u) to the 8-K is incorporated by reference herein.
             (qq)     Alternative Dispute Resolution Agreement between the Company and Galen dated March 8, 1993, filed herewith.
             (rr)     Workers Compensation Administrative Services Agreement between Humana
                      Health Insurance Company of Florida, Inc., a wholly-owned subsidiary of the Company, and Galen. Exhibit 10(w) to the 8-K is incorporated by reference herein.
             (ss)     Administrative Services Agreement between Humana Insurance Company, a wholly-owned subsidiary of the Company, and Galen. Exhibit 10(x) to the
                      8-K is incorporated by reference herein.
           12         Statement re Computation of Ratio of Earnings to Fixed Charges.
           13         1993 Annual Report to Stockholders. The Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.
           21         List of Subsidiaries, filed herewith.
           23         Consent of Coopers & Lybrand, filed herewith.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          HUMANA INC.

                                          By:      /s/  W. ROGER DRURY

                                            ------------------------------------
                                                       W. Roger Drury
                                                  Chief Financial Officer

Date: March 29, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURES                                 TITLE                    DATE
- ---------------------------------------------  -------------------------------  ---------------
                /s/  JAMES E. MURRAY           Vice President and Controller    March 29, 1994
- ---------------------------------------------    (Principal Accounting
               James E. Murray                   Officer)


                  /s/  DAVID A. JONES          Chairman of the Board and Chief  March 29, 1994
- ---------------------------------------------    Executive Officer
               David A. Jones


                 /s/  WAYNE T. SMITH           President and Chief Operating    March 29, 1994
- ---------------------------------------------    Officer and Director
               Wayne T. Smith


            /s/  K. FRANK AUSTEN, M.D.         Director                         March 29, 1994
- ---------------------------------------------
            K. Frank Austen, M.D.


              /s/  MICHAEL E. GELLERT          Director                         March 29, 1994
- ---------------------------------------------
             Michael E. Gellert


                   /s/  JOHN R. HALL           Director                         March 29, 1994
- ---------------------------------------------
                John R. Hall


              /s/  DAVID A. JONES, JR.         Director                         March 29, 1994
- ---------------------------------------------
             David A. Jones, Jr.


                   /s/  IRWIN LERNER           Director                         March 29, 1994
- ---------------------------------------------
                Irwin Lerner


           /s/  W. ANN REYNOLDS, Ph.D.         Director                         March 29, 1994
- ---------------------------------------------
           W. Ann Reynolds, Ph.D.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Humana Inc.

     We have audited the consolidated financial statements and the financial statement schedules of Humana Inc. as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Humana Inc. as of December 31, 1993, and 1992, and the consolidated results of operations and cash flows for the years ended December 31, 1993, December 31, 1992, August 31, 1992, and August 31, 1991, and for the four-month period ended December 31, 1992, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 2 to the consolidated financial statements, Humana Inc. adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective September 1, 1991, and the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective December 31, 1993.

COOPERS & LYBRAND

Louisville, Kentucky
January 31, 1994

                                  HUMANA INC.

             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
      AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
 FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992, AUGUST 31, 1992, AND
                                AUGUST 31, 1991,
                  AND THE FOUR MONTHS ENDED DECEMBER 31, 1992
                             (DOLLARS IN THOUSANDS)

                                                                                            BALANCE AT
                                              BALANCE AT                                  END OF PERIOD
                                              BEGINNING                   AMOUNTS     ----------------------
                                              OF PERIOD     ADDITIONS    COLLECTED    CURRENT    NOT CURRENT
                                              ----------    ---------    ---------    -------    -----------
Year ended August 31, 1991:
  David K. Jarboe                                $            $ 283        $ 223       $            $  60
                                              ----------    ---------    ---------    -------    -----------
                                                 $            $ 283        $ 223       $            $  60
                                              ----------    ---------    ---------    -------    -----------
                                              ----------    ---------    ---------    -------    -----------
Year ended August 31, 1992:
  David K. Jarboe                                $ 60                                               $  60
  Michael McCallister                                         $ 188        $           $ 188
                                              ----------    ---------    ---------    -------    -----------
                                                 $ 60         $ 188        $           $ 188        $  60
                                              ----------    ---------    ---------    -------    -----------
                                              ----------    ---------    ---------    -------    -----------
Four months ended December 31, 1992:
  David K. Jarboe                                $ 60                                               $  60
  Michael McCallister                             188         $            $ 188       $
                                              ----------    ---------    ---------    -------    -----------
                                                 $248         $            $ 188       $            $  60
                                              ----------    ---------    ---------    -------    -----------
                                              ----------    ---------    ---------    -------    -----------
Year ended December 31, 1992:
  David K. Jarboe                                $ 60                                               $  60
  Michael McCallister                                         $ 188        $ 188       $
                                              ----------    ---------    ---------    -------    -----------
                                                 $ 60         $ 188        $ 188       $            $  60
                                              ----------    ---------    ---------    -------    -----------
                                              ----------    ---------    ---------    -------    -----------
Year ended December 31, 1993:
  David K. Jarboe                                $ 60                                               $  60(a)
  George E. Bennett                                           $ 125        $           $              125(b)
                                              ----------    ---------    ---------    -------    -----------
                                                 $ 60         $ 125        $           $            $ 185
                                              ----------    ---------    ---------    -------    -----------
                                              ----------    ---------    ---------    -------    -----------

- ---------------

(a) Noninterest bearing ; collateralized by deed of trust on personal residence; payable either in periodic installments or upon termination of employment, sale of residence or default on any collateral instrument having priority over Humana Inc.'s deed of trust.

(b) Bears interest at the rate of three percent; collateralized by second mortgage on personal residence; payable upon sale of residence, termination of employment or default on any other financing arrangement which is secured by a mortgage on the residence.

                                  HUMANA INC.

            SCHEDULE III -- PARENT COMPANY FINANCIAL INFORMATION(A)
                            CONDENSED BALANCE SHEET
                           DECEMBER 31, 1993 AND 1992
                             (DOLLARS IN MILLIONS)



                                           ASSETS                              DECEMBER 31,
                                                                              ---------------

                                                                               1993      1992
                                                                              ------     ----
Cash and cash equivalents                                                     $   27     $
Marketable securities                                                            103        5
Other current assets                                                             168      158
                                                                              ------     ----
          Total current assets                                                   298      163

Property and equipment, net                                                      125      142
Investments in subsidiaries                                                      509      271
Long-term marketable securities                                                  110
Other                                                                             35        5
                                                                              ------     ----
          TOTAL ASSETS                                                        $1,077     $581
                                                                              ------     ----
                                                                              ------     ----
                         LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities                                                           $  164     $195
Other                                                                             24       10
                                                                              ------     ----
          Total liabilities                                                      188      205
Contingencies(b)

Common stock 16 2/3 cents par; authorized 300,000,000 shares; issued
  and outstanding 160,343,788 shares -- December 31, 1993                         27
Other stockholders' equity                                                       862      376
                                                                              ------     ----
          Total common stockholders' equity                                      889      376
                                                                              ------     ----
          TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                   $1,077     $581
                                                                              ------     ----
                                                                              ------     ----

- ---------------

(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

(b) In the normal course of business the parent company indemnifies certain of its subsidiaries for their health plan obligations.

                                  HUMANA INC.

            SCHEDULE III -- PARENT COMPANY FINANCIAL INFORMATION(A)
                       CONDENSED STATEMENT OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992,
                     AUGUST 31, 1992, AND AUGUST 31, 1991,
                  AND THE FOUR MONTHS ENDED DECEMBER 31, 1992
                             (DOLLARS IN MILLIONS)

                                            YEARS ENDED        FOUR MONTHS          YEARS ENDED
                                            DECEMBER 31,          ENDED              AUGUST 31,
                                          ----------------     DECEMBER 31,       ----------------
                                          1993       1992          1992           1992        1991
                                          ----       -----     ------------       -----       ----
Revenues:
  Management fees charged to operating
     subsidiaries                         $121       $  87         $ 38           $  71       $ 54
  Interest income                           14                                        1          1
                                          ----       -----          ---           -----       ----
                                           135          87           38              72         55
                                          ----       -----          ---           -----       ----
Expenses:
  Selling, general and administrative      147         101           30             116        117
  Depreciation and amortization             18          19            6              19         12
  Restructuring and unusual charges                     58                           58
  Interest expense                          16          11            2              13         12
                                          ----       -----          ---           -----       ----
                                           181         189           38             206        141
                                          ----       -----          ---           -----       ----
Loss before income taxes and equity in
  income (loss) of subsidiaries            (46)       (102)                        (134)       (86)
Income tax benefit                          17          34                           45         31
                                          ----       -----          ---           -----       ----
Loss before equity in income (loss) of
  subsidiaries                             (29)        (68)                         (89)       (55)
Equity in income (loss) of subsidiaries    118         (39)           9             (25)        64
                                          ----       -----          ---           -----       ----
Net income (loss)                         $ 89       $(107)        $  9           $(114)      $  9
                                          ----       -----          ---           -----       ----
                                          ----       -----          ---           -----       ----

- ---------------

(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

                                  HUMANA INC.

            SCHEDULE III -- PARENT COMPANY FINANCIAL INFORMATION(A)
                       CONDENSED STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992,
                     AUGUST 31, 1992, AND AUGUST 31, 1991,
                  AND THE FOUR MONTHS ENDED DECEMBER 31, 1992
                             (DOLLARS IN MILLIONS)

                                            YEARS ENDED             FOUR            YEARS ENDED
                                           DECEMBER 31,         MONTHS ENDED         AUGUST 31,
                                          ---------------       DECEMBER 31,       --------------
                                          1993      1992            1992           1992     1991
                                          -----     -----       ------------       ----     -----
Net cash provided by (used in) operating
  activities                              $  20     $ (79)          $(64)          $  9     $ (34)
                                          -----     -----         ------           ----     -----
Cash flows from investing activities:
  Net change in property and equipment       (1)        3              5            (18)      (74)
  Change in marketable securities          (208)        6             30             (7)       (5)
  Parent funding of operating
     subsidiaries                          (160)      (19)            (9)           (77)     (103)
  Dividends from operating subsidiaries      40        24                            24        44
  Other                                     (21)      (39)            18
                                          -----     -----         ------           ----     -----
          Net cash (used in) provided by
            investing activities           (350)      (25)            44            (78)     (138)
                                          -----     -----         ------           ----     -----
Cash flows from financing activities:
  Equity funding from Galen                 383        72                            74       176
  Other                                     (26)       32             20             (5)       (4)
                                          -----     -----         ------           ----     -----
          Net cash provided by financing
            activities                      357       104             20             69       172
                                          -----     -----         ------           ----     -----
Increase in cash and cash equivalents        27
Cash and cash equivalents at beginning
  of period
                                          -----     -----         ------           ----     -----
Cash and cash equivalents at end of
  period                                  $  27     $               $              $        $
                                          -----     -----         ------           ----     -----
                                          -----     -----         ------           ----     -----

- ---------------

(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

                                  HUMANA INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992,
                     AUGUST 31, 1992, AND AUGUST 31, 1991,
                  AND THE FOUR MONTHS ENDED DECEMBER 31, 1992
                             (DOLLARS IN MILLIONS)

                                                              ADDITIONS
                                                 BALANCE AT   CHARGED TO                   BALANCE
                                                 BEGINNING    COSTS AND     DEDUCTIONS    AT END OF
                                                 OF PERIOD     EXPENSES    OR WRITEOFFS    PERIOD
                                                 ----------   ----------   ------------   ---------
Allowance for loss on premiums receivable:

  Year ended August 31, 1991                        $ 10          $3           $ (4)         $ 9
  Year ended August 31, 1992                           9           7             (5)          11
  Four months ended December 31, 1992                 11           3                          14
  Year ended December 31, 1992                        10           8             (4)          14
  Year ended December 31, 1993                        14           4             (1)          17

                                 Exhibit Index

        Exhibit No.                               Description
        -----------                               -----------
            3(a)      Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated pursuant to Item 102(c) of regulation S-T to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4.(i) to the Company's
                      Post-Effective Amendment to the Registration Statement on Form S-8 (Reg.
                      No. 33-49305) filed February 2, 1994, is incorporated by reference herein.
             (b)      By-laws, as amended. Exhibit 3(a) to the Company's Current Report on Form
                      8-K (File No. 1-5975) filed March 5, 1993, is incorporated by reference herein.
            4(a)      Restated Certificate of Incorporation as amended and corrected and
                      By-laws as amended. (See 3(a) and (b) above.)
             (b)      Form of Rights Agreement dated March 5, 1987, between Humana Inc. and
                      Mid-America Bank of Louisville and Trust Company (the "Rights
                      Agreement"). Exhibit 1 to the Form SE for the Registration Statement
                      (File No. 1-5975) on Form 8-A dated March 9, 1987, is incorporated by reference herein.
             (c)      Amendment No. 1, dated December 7, 1992, to the Rights Agreement. Exhibit
                      1.1 to the Company's Form 8 (File No. 1-5975) filed December 16, 1992, is incorporated by reference herein.
             (d)      Amendment No. 2, dated March 2, 1993, to the Rights Agreement. Exhibit
                      1.2 to the Company's Form 8 (File No. 1-5975) filed March 2, 1993, is incorporated by reference herein.
             (e)      There are no instruments defining the rights of holders with respect to long-term debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Other long-term indebtedness of the Company is described in Note 7 of Notes to Consolidated Financial
                      Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
           10(a)*     1981 Non-Qualified Stock Option Plan, as amended. Exhibit 10(c) to Form
                      SE filed on November 25, 1987, is incorporated by reference herein.
             (b)*     Amendment No. 2 to the 1981 Non-Qualified Stock Option Plan, as amended.
                      Annex A to the Company's Proxy Statement covering the Annual Meeting of
                      Stockholders on February 18, 1993, is incorporated by reference herein.
             (c)*     1989 Stock Option Plan for Employees. Exhibit A to the Proxy Statement
                      covering the Annual Meeting of Stockholders on January 11, 1990, is
                      incorporated by reference herein.
             (d)*     Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to
                      the Company's Proxy Statement covering the Annual Meeting of the
                      Stockholders on February 18, 1993, is incorporated by reference herein.
             (e)*     Amendment No. 2 to the 1989 Stock Option Plan for Employees, filed herewith.

        Exhibit No.                           Description
        -----------                           -----------
           10(f)*     1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Proxy
                      Statement covering the Annual Meeting of the Stockholders on January 11,
                      1990, is incorporated by reference herein.
             (g)*     Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors.
                      Annex C to the Company's Proxy Statement covering the Annual Meeting of
                      Stockholders on February 18, 1993, is incorporated by reference herein.
             (h)*     Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors,
                      filed herewith.
             (i)*     Executive Management Incentive Compensation Plan -- Group A, Corporate,
                      filed herewith.
             (j)*     Executive Management Incentive Compensation Plan -- Group I, Corporate,
                      filed herewith.
             (k)*     Regional Incentive Compensation Plan -- Group I, Regional Senior Vice
                      President, filed herewith.
             (l)*     Senior Management Incentive Compensation Plan -- Group II, Corporate,
                      filed herewith.
             (m)*     Stock Bonus Plan. Exhibit A to the Company's Proxy Statement covering the
                      Annual Meeting of Stockholders on January 10, 1991, is incorporated by reference herein.
             (n)*     Agreement providing for termination benefits in the event of a change of control, filed herewith.
             (o)*     First Amendment to the change of control agreement, filed herewith.
             (p)*     Employment Agreement as amended. Exhibit 10(m) to the Company's Annual
                      Report on Form 10-K filed for the fiscal year ended August 31, 1991,
                      (File No. 1-5975) is incorporated by reference herein.
             (q)*     Directors' Retirement Policy as amended. Exhibit 10(m) to the Company's
                      Annual Report on Form 10-K filed for the fiscal year ended August 31,
                      1992, (File No. 1-5975) is incorporated by reference herein.
             (r)*     Humana Officers' Target Retirement Plan as amended. Exhibit 10(n) to the
                      Company's Annual Report on Form 10-K for the fiscal year ended August 31,
                      1992, (File No. 1-5975) is incorporated by reference herein.
             (s)*     Form Letter Agreement concerning Officer's Target Retirement Plan dated
                      June 18, 1992 for Messrs. Jones and Smith, filed herewith.
             (t)*     Humana Thrift Excess Plan. Exhibit 10(hh) to Form SE filed on November
                      29, 1989, is incorporated by reference herein.
             (u)*     Humana Supplemental Executive Retirement Plan. Exhibit 10(ii) to Form SE
                      filed on November 29, 1989, is incorporated by reference herein.
             (v)      Indemnity Agreement. Appendix B to the Proxy Statement covering the
                      Annual Meeting of the Stockholders held on January 8, 1987, is incorporated by reference herein.
             (w)      Agreement between The Secretary of the Department of Health and Human
                      Services and Humana Medical Plan, Inc., filed herewith.
             (x)      Humana Inc. $200 million Credit Agreement dated January 12, 1994, filed herewith.
             (y)      Operating Agreement between the Company and Galen Health Care, Inc., now known as Columbia/HCA Healthcare Corporation ("Galen"). Exhibit 10(d) to
                      the Company's Current Report on Form 8-K filed on March 5, 1993, (the
                      "8-K"), is incorporated by reference herein.
             (z)      Form of Hospital Services Agreement between the Company, Galen and certain of their respective subsidiaries. Exhibit 10(e) to the 8-K is incorporated by reference herein.
             (aa)     Medicare Supplement Agreement between the Company and Galen. Exhibit
                      10(f) to the 8-K is incorporated by reference herein.
             (bb)     Assumption of Liabilities and Indemnification Agreement between the
                      Company and Galen. Exhibit 10(g) to the 8-K is incorporated by reference herein.

- ---------------

* Exhibits 10(a) through and including 10(u) are compensatory plans or management contracts.

          Exhibit No.                         Description
          -----------                         -----------
             (cc)     Employee Benefits Allocation Agreement between the Company and Galen.
                      Exhibit 10(h) to the 8-K is incorporated by reference herein.
             (dd)     Tax Sharing and Indemnification Agreement between the Company and Galen.
                      Exhibit 10(i) to the 8-K is incorporated by reference herein.
             (ee)     Loss Portfolio Reinsurance Agreement between Health Care Indemnity, Inc.
                      and Managed Care Indemnity, Inc. Exhibit 10(j) to the 8-K is incorporated by reference herein.
            10(ff)    Lease Agreement between the Company and Galen regarding 500 West Main
                      Street, Louisville, Kentucky. Exhibit 10(k) to the 8-K is incorporated by reference herein.
             (gg)     Lease Agreement between the Company and Galen regarding 516 West Main
                      Street, Louisville, Kentucky. Exhibit 10(l) to the 8-K is incorporated by reference herein.
             (hh)     Lease Agreement between the Company and Galen regarding 101 West Main
                      Street, Louisville, Kentucky. Exhibit 10(m) to the 8-K is incorporated by reference herein.
             (ii)     Lease Agreement between the Company and Galen regarding 708 West Magazine
                      Street, Louisville, Kentucky. Exhibit 10(n) to the 8-K is incorporated by reference herein.
             (jj)     Lease Agreement between the Company and Galen regarding 8119 Data Point
                      Drive, San Antonio, Texas. Exhibit 10(o) to the 8-K is incorporated by reference herein.
             (kk)     Intellectual Property Agreement between the Company and Galen. Exhibit
                      10(p) to the 8-K is incorporated by reference herein.
             (ll)     Aircraft Management Agreement between the Company and Galen. Exhibit
                      10(q) to the 8-K is incorporated by reference herein.
             (mm)     Aircraft Interchange Agreement between the Company and Galen. Exhibit
                      10(r) to the 8-K is incorporated by reference herein.
             (nn)     Information Systems Split Agreement between the Company and Galen.
                      Exhibit 10(s) to the 8-K is incorporated by reference herein.
             (oo)     Intercompany Information Systems Agreement between the Company and Galen.
                      Exhibit 10(t) to the 8-K is incorporated by reference herein.
             (pp)     Intercompany Communications Agreement between the Company and Galen.
                      Exhibit 10(u) to the 8-K is incorporated by reference herein.
             (qq)     Alternative Dispute Resolution Agreement between the Company and Galen dated March 8, 1993, filed herewith.
             (rr)     Workers Compensation Administrative Services Agreement between Humana
                      Health Insurance Company of Florida, Inc., a wholly-owned subsidiary of the Company, and Galen. Exhibit 10(w) to the 8-K is incorporated by reference herein.
             (ss)     Administrative Services Agreement between Humana Insurance Company, a wholly-owned subsidiary of the Company, and Galen. Exhibit 10(x) to the
                      8-K is incorporated by reference herein.
           12         Statement re Computation of Ratio of Earnings to Fixed Charges.
           13         1993 Annual Report to Stockholders. The Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.
           21         List of Subsidiaries, filed herewith.
           23         Consent of Coopers & Lybrand, filed herewith.