Form 10-Q
period 1994-03-31
HUMANA INC
filed 1994-05-12
CIK 49071

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1994

                              OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-5975


                          HUMANA INC.


    (Exact name of registrant as specified in its charter)


                     Delaware                   61-0647538
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)    Identification No.)


    500 West Main Street, Louisville, Kentucky     40202
     (Address of principal executive offices)   (Zip Code)


                        (502) 580-1000
     (Registrant's telephone number, including area code)


                        Not Applicable
    (Former name, former address and former fiscal year, if
                  changed since last report)


Exhibit Index on Page 13 of Form 10-Q


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



        YES       X                   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Outstanding at
      Class of Common Stock              May 6, 1994

        $.16 2/3 par value           160,827,710 shares

                            1 of 14

                          HUMANA INC.
                           FORM 10-Q
                        MARCH 31, 1994




                                                           Page of
                                                          Form 10-Q
Part I: Financial Information

Item 1.  Financial Statements

    Consolidated Statement of Income for
    the quarters ended March 31, 1994 and 1993 . . . . . . .    3

    Condensed Consolidated Balance Sheet
    at March 31, 1994 and December 31, 1993. . . . . . . . .    4

    Condensed Consolidated Statement of Cash Flows for the
    quarters ended March 31, 1994 and 1993 . . . . . . . . .    5

    Notes to Condensed Consolidated Financial Statements . .    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . 7-10



Part II:  Other Information

Items 1 to 6     . . . . . . . . . . . . . . . . . . . . . .11-12


                           HUMANA INC.
               CONSOLIDATED STATEMENT OF INCOME
        For the quarters ended March 31, 1994 and 1993
                           Unaudited
        (Dollars in millions except per share results)

                                        1994           1993
Revenues:

 Premiums. . . . . . . . . . . . . .    $853           $786
 Interest. . . . . . . . . . . . . .      13             10
 Other . . . . . . . . . . . . . . .       3              2

   Total revenues. . . . . . . . . .     869            798


Operating expenses:

 Medical costs . . . . . . . . . . .     703            662
 Selling, general and administrative     102             93
 Depreciation and amortization . . .      12             12

   Total operating expenses. . . . .     817            767


Income from operations . . . . . . .      52             31

 Interest expense. . . . . . . . . .       1              2


Income before income taxes . . . . .      51             29

 Provision for income taxes  . . . .      19             11

Net income . . . . . . . . . . . . .    $ 32           $ 18

Earnings per common share. . . . . .    $.20           $.11


Shares used in earnings per share
 computation (000) . . . . . . . . . 160,482        158,900




                      See accompanying notes.

                             HUMANA INC.
               CONDENSED CONSOLIDATED BALANCE SHEET
                             Unaudited
          (Dollars in millions except per share amounts)

                                                March 31,   December 31,
                                                  1994          1993
                              ASSETS

Current assets:
 Cash and cash equivalents . . . . . . . . . . . $  370     $  372
 Marketable securities . . . . . . . . . . . . .    525        427
 Premiums receivable, less allowance for
   loss of $24 - March 31, 1994 and
   $17 - December 31, 1993 . . . . . . . . . . .     51         37
 Deferred income taxes . . . . . . . . . . . . .    135        129
 Other . . . . . . . . . . . . . . . . . . . . .     50         37
     Total current assets. . . . . . . . . . . .  1,131      1,002

Property and equipment, net  . . . . . . . . . .    344        300
Long-term marketable securities. . . . . . . . .    309        335
Cost in excess of net tangible assets acquired .    101         60
Other. . . . . . . . . . . . . . . . . . . . . .     34         34

      TOTAL ASSETS . . . . . . . . . . . . . . . $1,919     $1,731


            LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
 Medical costs payable . . . . . . . . . . . . . $  533     $  448
 Trade accounts payable and accrued expenses . .    208        154
 Unearned premium revenues . . . . . . . . . . .    116        110
 Income taxes payable. . . . . . . . . . . . . .     79         59
     Total current liabilities . . . . . . . . .    936        771
Long-term obligations. . . . . . . . . . . . . .     65         71
     Total liabilities . . . . . . . . . . . . .  1,001        842

Common stockholders' equity:
 Common stock, 16 2/3 cents par; authorized
   300,000,000 shares; issued and outstanding
   160,709,193 shares - March 31, 1994 and
   160,343,788 shares - December 31, 1993. . . .     27         27
 Other . . . . . . . . . . . . . . . . . . . . .    891        862
     Total common stockholders' equity . . . . .    918        889
      TOTAL LIABILITIES AND
        COMMON STOCKHOLDERS' EQUITY. . . . . . . $1,919     $1,731


                      See accompanying notes.


                            HUMANA INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the quarters ended March 31, 1994 and 1993
                             Unaudited
                       (Dollars in millions)

                                                         1994    1993
Cash flows from operating activities:

 Net income  . . . . . . . . . . . . . . . . . . . . .   $ 32    $ 18
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization  . . . . . . . . . .     12      12
    Deferred income taxes  . . . . . . . . . . . . . .     (4)      2
    Changes in operating assets and liabilities. . . .    106    (109)
    Other  . . . . . . . . . . . . . . . . . . . . . .      2      13

     Net cash provided by (used in) operating activities  148     (64)


Cash flows from investing activities:

 Purchase of property and equipment  . . . . . . . . .    (14)     (8)
 Acquisition of health plan assets . . . . . . . . . .    (36)
 Disposition of property and equipment . . . . . . . .      5       2
 Change in marketable securities . . . . . . . . . . .    (85)      2
 Other investing activities. . . . . . . . . . . . . .    (21)

     Net cash used in investing activities . . . . . .   (151)     (4)


Cash flows from financing activities:

 Cash contribution from Galen. . . . . . . . . . . . .            135
 Other . . . . . . . . . . . . . . . . . . . . . . . .      1
     Net cash provided by financing activities . . . .      1     135

Increase (decrease) in cash and cash equivalents . . .     (2)     67
Cash and cash equivalents at beginning of period . . .    372     233

Cash and cash equivalents at end of period . . . . . .   $370    $300

Income tax payments, net . . . . . . . . . . . . . . .   $  1    $  7



                   See accompanying notes.

                          HUMANA INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           Unaudited



(A)  Reporting Entity

On March 1, 1993, Humana Inc. ("Humana" or the "Company") separated its acute-care hospital and managed care health plan businesses into two independent publicly-held companies (the "Spinoff"). The Company continues to operate the health plan business. The condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 1993, are the separate financial statements of what had historically been the health plan business of Humana and do not correspond with or represent the historical consolidated financial statements of Humana.

(B) Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to Humana's Form 10-K for the year ended December 31, 1993.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(C) Line of Credit

On January 12, 1994, the Company entered into an unsecured credit agreement with a group of banks which provides for a $200 million revolving line of credit ("the Credit Agreement") expiring January 12, 1997. Principal amounts outstanding under the Credit Agreement will bear interest depending on average borrowings over a six-month period at rates ranging from LIBOR plus 32.5 basis points to LIBOR plus 57.5 basis points. The Credit Agreement contains customary events of default and covenant terms. At March 31, 1994, no amounts were outstanding under the Credit Agreement.

(D) Acquisition

On February 28, 1994 the Company acquired a health maintenance organization ("HMO") in Washington, D.C. with approximately 116,700 Commercial members and 10,200 administrative services members for approximately $55 million. The acquisition was accounted for by the purchase method and accordingly, the results of operations of the acquired HMO have been included in the accompanying consolidated statement of income since the date of acquisition.

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



The Company offers managed health care products which integrate financing and management with the delivery of health care services through a network of providers who share financial risk or who have incentives to deliver cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage, and in most HMO products require, use of contracting providers. HMOs and PPOs also control health care costs by various means including the use of utilization controls such as pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures.

The HMO and PPO products of Humana are primarily marketed to employer and other groups ("Commercial") and Medicare-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products that provide health care services which include all Medicare benefits and, in certain circumstances, additional health care services that are not included in Medicare benefits ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement").

Results of Operations

The Company's premium revenues increased 9 percent to $853 million for the quarter ended March 31, 1994, compared to $786 million for the same period in 1993. The increase is due to premium rate increases for Commercial and Medicare risk products ranging from 3 percent to 4 percent, increases in Commercial membership and the acquisition of Group Health Association ("GHA"), an HMO located in Washington, D.C.

Membership in Humana's Commercial products increased 167,100 or 14 percent in the first quarter ended March 31, 1994, which includes both same-store growth and the acquisition of GHA. On a same-store basis, Commercial membership increased 50,400 during the quarter. This membership gain continued the trend which began in the third quarter of 1993 and is primarily due to the Company being able to offer more competitive premium rates as a result of medical cost improvements. Also during the first quarter, Medicare risk membership increased 5,800 members compared to an increase of 2,300 members during the first quarter of 1993. Medicare supplement membership declined 9,500 members. The decline in Medicare supplement membership is the result of management's decision to increase Medicare supplement premiums during 1993 to more closely approximate competitive levels, as well as the closure of certain markets.

Interest income totaled $13 million and $10 million for the quarters ended March 31, 1994 and 1993, respectively. The increase in investment income is primarily attributable to increased levels of cash, cash equivalents and marketable securities resulting from cash contributions associated with the Spinoff and an increased level of cash flows. Tax equivalent yield on invested assets approximated 6 percent for the quarters ended March 31, 1994 and 1993.

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)



The medical loss ratio for the quarter ended March 31, 1994, was 82.4 percent compared to 84.3 percent for the same period in 1993. The improvement was primarily due to decreased hospital utilization in both the Commercial and Medicare risk products. Patient days per thousand members decreased 3 percent to 290 days per thousand for Commercial products and 5 percent to 1,590 days per thousand for Medicare risk
products.   Additional improvements in hospital and other medical services costs are necessary to achieve further reductions in the medical loss ratio because premium rate increases, in both the Commercial and Medicare risk products, will continue to range between 3 percent and 4 percent for the remainder of 1994.

Administrative costs as a percentage of premiums was 13.4 percent for the quarters ended March 31, 1994 and 1993. Administrative costs in the first quarter of 1994 include increased marketing spending to support the Company's sales efforts. In the remaining 1994 quarters, additional development spending is anticipated as the Company expands to contiguous markets.

The Company's income before income taxes totaled $51 million for the quarter ended March 31, 1994, compared to $29 million for the same period in 1993. Income before income taxes in 1993 included the beneficial effect of $2.5 million in claims and other costs charged to reserves for restructuring and unusual charges which were recorded in August, 1992.

Liquidity

Cash provided by the Company's operations totaled $148 million for the quarter ended March 31, 1994 as compared to cash used by operations of $64 million for the quarter ended March 31, 1993. The timing of the receipt of Medicare risk premiums increased cash provided by operations by $6 million for the quarter ended March 31, 1994 and reduced cash provided by operations by $102 million for the quarter ended March 31, 1993.
Excluding the effect of the timing of Medicare risk premiums, cash provided by operations was $142 million and $38 million for the quarters ended March 31, 1994 and 1993, respectively. This increase in cash provided by operations was primarily attributable to increased net income and the timing of payments for medical costs and other payables.

The Company's current assets exceeded current liabilities by $195 million and $231 million at March 31, 1994 and December 31, 1993, respectively.
The reduction in net working capital is primarily attributable to the timing of payments for medical costs and other payables, described above.

Management believes that existing working capital, availability of the line of credit discussed below, and cash flows from operations will be sufficient to meet future liquidity needs.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent that the subsidiaries' ability to pay dividends to its parent company requires regulatory approval. At March 31, 1994, the Company had approximately $210 million of unrestricted cash, cash equivalents and marketable securities.

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)



Capital Resources

The Company's ongoing capital expenditures relate primarily to medical care facilities used by either employed or affiliated physicians as well as administrative facilities and related computer information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service.

Excluding acquisitions, planned capital spending in 1994 will approximate $40 million to $45 million compared to $28 million in 1993. Management believes that its capital spending program is adequate to expand, improve and equip its existing business.

On January 12, 1994, the Company entered into a $200 million line of credit with a group of banks which will be available, in addition to the Company's $210 million of unrestricted cash, to pursue acquisition and expansion opportunities.

Other Information

The Company provides medical services to Medicare risk members under contracts with the Health Care Financing Administration that are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. The loss of these contracts or significant changes in the program, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. Effective January 1, 1994, the average rate of increase under these contracts approximated 3.8 percent.

Congress is in the process of evaluating a number of legislative proposals that would effect major changes in the United States health care system. Among the proposals under consideration are government imposed cost controls, measures to increase the availability of group health insurance coverage to employees, and the creation of statewide health alliances that would cover individuals and families not enrolled in large employer health plans. Legislative reform, if any, is not anticipated before the latter part of 1994 and implementation of any reform package could take several additional years. In general, managed care is being considered as a means by which health care costs may be reduced. Although management believes the Company is well positioned to take advantage of the opportunities which will be afforded by health care reform, it is not possible to predict the final form these proposals will take or the effect these proposals may have on the Company.

In addition to federal reform, various states in which the Company operates have implemented or are in the process of implementing changes in the delivery of health care. Again, it is not possible to predict the final form these proposals will take or the effect these changes may have on the Company.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.


   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)


                                          1994           1993
Commercial members enrolled at:
  March 31 . . . . . . . . . . . . . . 1,381,100      1,196,000
  June 30  . . . . . . . . . . . . . .                1,195,200
  September 30 . . . . . . . . . . . .                1,201,500
  December 31. . . . . . . . . . . . .                1,214,000


Medicare risk members enrolled at:
  March 31 . . . . . . . . . . . . . .   276,600        268,600
  June 30  . . . . . . . . . . . . . .                  268,200
  September 30 . . . . . . . . . . . .                  268,400
  December 31. . . . . . . . . . . . .                  270,800


Medicare supplement members enrolled at:
  March 31 . . . . . . . . . . . . . .   144,100        178,600
  June 30. . . . . . . . . . . . . . .                  168,000
  September 30 . . . . . . . . . . . .                  161,100
  December 31. . . . . . . . . . . . .                  153,600


Total members enrolled at:
  March 31 . . . . . . . . . . . . . . 1,801,800      1,643,200
  June 30. . . . . . . . . . . . . . .                1,631,400
  September 30 . . . . . . . . . . . .                1,631,000
  December 31. . . . . . . . . . . . .                1,638,400


Part II:  Other Information

Items 1 - 4:

          None

Item  5:  Other Information

          (a)  Ratio of Earnings to Fixed Charges

               The Company's ratio of earnings to fixed charges was 20.8 and 11.8 for the quarters ended March 31, 1994 and 1993, respectively.

Item  6:  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 12 - Statement re Computation of Ratio of Earnings to Fixed Charges

          (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

                          Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HUMANA INC.






   Date:  May 12, 1994             /s/ James E. Murray
                                   James E. Murray
                                   Vice President and Controller
                                   (Principal Accounting Officer)




   Date:  May 12, 1994             /s/ Walter E. Neely
                                   Walter E. Neely
                                   Vice President,
                                   General Counsel and Secretary

                            EXHIBIT INDEX

Exhibit No.      Description

    12           Ratio of Earnings to Fixed Charges.