Form 10-Q
period 1994-06-30
HUMANA INC
filed 1994-08-15
CIK 49071

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994

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

                                                       Outstanding at
           Class of Common Stock                       August 8, 1994

             $.16 2/3 par value                      160,989,760 shares


                                 1 of 18


                               HUMANA INC.
                                FORM 10-Q
                              June 30, 1994







                                                                 Page of
                                                                Form 10-Q
Part I: Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Income for the quarters and
         six months ended June 30, 1994 and 1993                      3

         Condensed Consolidated Balance Sheet at June 30, 1994
         and December 31, 1993                                        4

         Condensed Consolidated Statement of Cash Flows for the
         six months ended June 30, 1994 and 1993                      5

         Notes to Condensed Consolidated Financial Statements       6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8-14



Part II:  Other Information

Items 1 to 6                                                      15-17



Exhibit

Ratio of Earnings to Fixed Charges                                   18





















                               HUMANA INC.
                    CONSOLIDATED STATEMENT OF INCOME
      For the quarters and six months ended June 30, 1994 and 1993
                                Unaudited
             (Dollars in millions except per share results)



                                  Quarter               Six Months
                             1994        1993       1994         1993

Revenues:

   Premiums                  $897        $778     $1,750       $1,564
   Interest                    15          14         28           24
   Other                        5           3          8            5
     Total revenues           917         795      1,786        1,593

Operating expenses:

   Medical costs              736         660      1,439        1,322
   Selling, general and
     administrative           111          91        213          184
   Depreciation and
     amortization              12          12         24           24
   Unusual charge (a)          18                     18
     Total operating
      expenses                877         763      1,694        1,530

Income from operations         40          32         92           63

   Interest expense (a)       (28)          2        (27)           4

Income before income taxes     68          30        119           59

   Provision for
     income taxes (a)          14          11         33           22

Net income (a)               $ 54        $ 19     $   86       $   37

Earnings per
   common share (a)          $.33        $.12     $  .53       $  .23


Shares used in earnings
   per share
   computation (000)      160,836     159,040    160,659      158,970





   (a) 1994 second quarter and six-month results include the favorable effect of the settlement of tax disputes with the Internal Revenue
        Service partially offset by the write-down of a nonoperational asset. See Note (B).





                         See accompanying notes.

                                  HUMANA INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                   Unaudited
                (Dollars in millions except per share amounts)





                                                    June 30,      December 31,
                                                      1994            1993

                                    Assets


Current assets:
  Cash and cash equivalents                         $  307          $  372
  Marketable securities                                465             427
  Premiums receivable, less allowance for loss
    of $23 - June 30, 1994 and
    $17 - December 31, 1993                             51              37
  Deferred income taxes                                 67             129
  Other                                                 57              37
      Total current assets                             947           1,002


Property and equipment, net                            317             300
Long-term marketable securities                        402             335
Cost in excess of net tangible assets acquired         100              60
Other                                                   55              34
        Total assets                                $1,821          $1,731



                  Liabilities and Common Stockholders' Equity

Current liabilities:
  Medical costs payable                             $  528          $  448
  Trade accounts payable and accrued expenses          205             154
  Unearned premium revenues                                            110
  Income taxes payable                                  55              59
      Total current liabilities                        788             771
Long-term obligations                                   61              71
      Total liabilities                                849             842

Common stockholders' equity:
  Common stock, 16 2/3 cents par; authorized
    300,000,000 shares; issued and outstanding
    160,965,386 shares - June 30, 1994 and
    160,343,788 shares - December 31, 1993              27              27
  Other                                                945             862
      Total common stockholders' equity                972             889
        Total liabilities and common
          stockholders' equity                      $1,821          $1,731











                            See accompanying notes.

                                       4
                                  HUMANA INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                For the six months ended June 30, 1994 and 1993
                                   Unaudited
                             (Dollars in millions)


                                                              1994      1993
Cash flows from operating activities:

  Net income                                                  $ 86      $ 37
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             24        24
      Deferred income taxes                                     48         3
      Unusual charge                                            18
      Changes in operating assets and liabilities              (46)     (101)
      Other                                                      2        13
        Net cash provided by
          (used in) operating activities                       132       (24)


Cash flows from investing activities:

  Purchase and disposition of property and equipment, net      (11)       (6)
  Acquisition of health plan assets                            (37)       (5)
  Change in marketable securities                             (123)      (19)
  Other investing activities                                   (29)
        Net cash used in investing activities                 (200)      (30)


Cash flows from financing activities:

  Cash contribution from Galen                                           135
  Other                                                          3        (2)
        Net cash provided by financing activities                3       133

Increase (decrease) in cash and cash equivalents               (65)       79
Cash and cash equivalents at beginning of period               372       233

Cash and cash equivalents at end of period                    $307      $312

Interest payments, (refunds) net                              $(20)    $   1

Income tax payments, (refunds) net                             (13)       15















                            See accompanying notes.


                               HUMANA INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited



(A) Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to Humana Inc.'s (the "Company") Form 10-K for the year ended December 31, 1993.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(B)   Income Tax Settlement and Unusual Charge

During the second quarter ended June 30, 1994, the Company settled certain income tax disputes with the Internal Revenue Service (the "IRS") and reduced the net book value of a nonoperational asset to its estimated fair value. As a result of the two separate events which are more fully described below, Humana's net income for the second quarter ending June 30, 1994 was increased by $17 million or $.10 per share.

    Income Tax Settlement

    The Company received $71 million in income tax refunds for the settlement of disputes with the IRS regarding the timing of medical claims deductions and the deductibility of intangible amortization for tax years 1988 through 1991. The Company had previously prepaid tax and interest for these issues for the 1988 and 1989 tax years to stop the accrual of interest on the disputed amounts.

    As a result of the settlement, the Company recognized a $29 million ($18 million or $.11 per share after tax) reduction of interest expense and a $10 million ($.06 per share) reduction of tax expense, both of which represented the cumulative effect from 1988 to present of amounts provided for the disputed items. The remainder of the refund reduced the deferred tax asset carried on the Company's balance sheet.

    Unusual Charge

    The Company reduced the net book value of a nonoperational asset to its estimated fair market value. As a result, the Company recorded a pretax charge totaling $18 million ($11 million or $.07 per share after tax).





    Notes to Condensed Consolidated Financial Statements, continued
    Humana Inc.
    Unaudited

    (C)  Subsequent Event

    On August 15, 1994, the Company received notification from the National Committee for Quality Assurance ("NCQA") that its South Florida health plan had been denied accreditation. The NCQA denial was based upon a site visit conducted in July 1993. In anticipation of the denial, the Company and the State of Florida (the "State") developed a corrective action process that Humana is implementing under the supervision of Florida's Agency for Health Care Administration. In additon to assisting in the development of the corrective action process, the State completed its own site visit of the South Florida plan in August 1994. The Health Care Financing Administration ("HCFA") has also undertaken an investigation of the South Florida plan. The Company expects no material effects on its operations as a result of the denial of accreditation by NCQA or the HCFA investigation.










       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Humana Inc.

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

Results of Operations

Second Quarter Ended June 30, 1994 and 1993

The Company's premium revenues increased 15 percent to $897 million for the quarter ended June 30, 1994, compared to $778 million for the same period in 1993. The increase in premium revenues is attributable to same-store Commercial and Medicare risk membership gains, premium rate increases of 4.3 percent for the Commercial product and 4.2 percent for the Medicare risk product, and the February 28, 1994 acquisition of Group Health Association ("GHA"), an HMO located in Washington, D.C. GHA premium revenues during the second quarter of 1994 totaled $50 million.

Same-store Commercial and Medicare risk membership gains for the quarter ended June 30, 1994, were 6,700 and 4,600, respectively and compare favorably to the membership declines in the same period a year ago (decreases of 800 and 400, respectively). For 1994, the Company anticipates that same-store Commercial and Medicare risk membership gains will range between 7 and 10 percent. Medicare supplement membership declined during the quarter ended June 30, 1994, continuing the decline which resulted from management's decision to increase premiums to more closely approximate competitive levels and to close certain markets.

The medical loss ratio for the quarter ended June 30, 1994, was 81.9 percent compared to 84.8 percent for the same period in 1993. The loss ratio improvement was primarily due to decreased hospital utilization in both the Commercial and Medicare risk products and a reduction in the Medicare risk product's rate of growth for physician and other medical services costs. Patient days per thousand members decreased 7 percent to 271 days per thousand for the Commercial product and 12 percent to 1,388
days per thousand for the Medicare risk product.   Additional improvements
in hospital and other medical services costs are necessary to achieve further reductions in the medical loss ratio since premium rate increases in both the Commercial and Medicare risk products are expected to approximate 4 percent for the remainder of 1994.




       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Humana Inc.

The administrative cost ratio was 13.6 percent and 13.1 percent for the quarters ended June 30, 1994 and 1993, respectively. The increase is the result of additional spending for the expansion of market service areas, costs associated with the acquisition of GHA, and increased marketing efforts. Additional development spending is anticipated for the remainder of 1994 as the Company continues its strategy of expanding into contiguous markets.

The Company's income before income taxes totaled $68 million for the quarter ended June 30, 1994, compared to $30 million for the same period in 1993. Income before income taxes in 1994 includes $29 million related to the favorable settlement of tax disputes with the IRS and an $18 million charge related to the write-down of a nonoperational asset. Net income increased from $19 million or $.12 per share to $54 million or $.33 per share for the quarters ended June 30, 1993 and 1994, respectively. Included in the second quarter of 1994's net income is $17 million or $.10 per share related to the nonrecurring items described above. The prospective beneficial effect of these items will approximate $.04 per share and $.05 per share in 1994 and 1995, respectively.

Six Months Ended June 30, 1994 and 1993

The Company's premium revenues increased 12 percent to $1.8 billion for the six months ended June 30, 1994 compared to $1.6 billion for the same period in 1993. The increase in premium revenues is attributable to same-store Commercial and Medicare risk membership gains of 95,300, premium rate increases of 3.7 percent for the Commercial product and 4.0 percent for the Medicare risk product, and the acquisition of GHA. GHA premium revenues, since the February 28, 1994 acquisition totaled $67 million.

On a same-store basis, Commercial membership increased 57,100 during the six months ended June 30, 1994 compared to a decrease of 24,600 for the six months ended June 30, 1993. During this same period, Medicare risk membership increased 10,400 compared to an increase of 1,900 members in the same period a year ago. Medicare supplement membership declined during the six months ended June 30, 1994, continuing the decline which resulted from management's decision to increase premiums to more closely approximate competitive levels and to close certain markets.

The medical loss ratio for the six months ended June 30, 1994 was 82.2 percent compared to 84.5 percent for the same period in 1993. The reduction was primarily attributable to continued improvement in hospital utilization in both the Commercial and Medicare risk products and a reduction in the rate of growth for physician and other medical services costs in the Medicare risk product. Patient days per thousand members relative to the same six months ended June 30, 1993, decreased 5 percent to 279 days per thousand for the Commercial product and 8 percent to 1,490 days per thousand for the Medicare risk product. Additional improvements in hospital and other medical services costs are necessary to achieve further reductions in the medical loss ratio since premium rate increases in both the Commercial and Medicare risk products are expected to approximate 4 percent for the remainder of 1994.






       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Humana Inc.

The administrative cost ratio was 13.5 percent and 13.3 percent for the six months ended June 30, 1994 and 1993, respectively. The increase is a result of additional spending for the expansion of market service areas, costs associated with the acquisition of GHA, and increased marketing efforts. Additional development spending is anticipated for the remainder of 1994 as the Company continues its strategy of expanding into contiguous markets.

The Company's income before income taxes totaled $119 million for the six months ended June 30, 1994 compared to $59 million for the six months ended June 30, 1993. Pretax income for 1994 includes $29 million related to the favorable settlement of tax disputes with the IRS and an $18 million charge related to the write-down of a nonoperational asset. Net income increased from $37 million or $.23 per share to $86 million or $.53 per share for the six months ended June 30, 1993 and 1994, respectively. Included in net income for the six months ended June 30, 1994, is $17 million or $.10 per share related to the nonrecurring items described above. The prospective beneficial effect of these items will approximate $.04 per share and $.05 per share in 1994 and 1995, respectively.


Liquidity

Cash provided by the Company's operations totaled $132 million for the six months ended June 30, 1994 compared to cash used by operations of $24 million for the six months ended June 30, 1993. The timing of the receipt of Medicare risk premiums reduced cash provided by operations by $110 million and $102 million for the six months ended June 30, 1994 and 1993, respectively. Excluding the effect of the timing of Medicare risk premiums, cash provided by operations was $242 million and $78 million for the six months ended June 30, 1994 and 1993, respectively. The increase in cash provided by operations was primarily attributable to increased net income, the settlement of the tax disputes with the IRS, and the timing of payments for medical costs and other payables.

The Company's current assets exceeded current liabilities by $159 million and $231 million at June 30, 1994 and December 31, 1993, respectively.
The reduction in net working capital is primarily attributable to Humana's policy of classifying unrestricted cash, cash equivalents and marketable securities as long-term to conform with their intended use.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent that the subsidiaries' ability to pay dividends to its parent company requires regulatory approval. At June 30, 1994, the Company had approximately $300 million of unrestricted cash, cash equivalents and marketable securities compared to $247 million at December 31, 1993.

Management believes that existing working capital, including the aforementioned unrestricted funds, cash flows from operations and the availability of the Company's $200 million line of credit will be sufficient to meet future liquidity needs.




       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Humana Inc.

Capital Resources

The Company's ongoing capital expenditures relate primarily to medical care facilities used by either employed or affiliated physicians as well as administrative facilities and related computer information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service.

Excluding acquisitions, planned capital spending in 1994 will approximate $45 million to $50 million compared to $28 million in 1993. The increase in 1994 capital spending relates primarily to the refurbishing and equipping of the Company's staff model primary care facilities, including those located in Washington D.C. Management believes that its capital spending program is adequate to expand, improve and equip its existing business.


Other Information

The Company provides medical services to Medicare risk members under contracts with the Health Care Financing Administration ("HCFA") that are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. The loss of these contracts or significant changes in the program, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. HCFA's Office of the Actuary recently announced the projected national average rate of increase for 1995 under these contracts to be 7.9 percent. The final rate of increase for 1995 will be announced September 7, 1994. When the final rate increase is determined, geographic and other adjustments could significantly affect the Company's actual 1995 increase.

Congress is in the process of evaluating a number of legislative proposals that would effect major changes in the United States health care system. Legislative reform is not anticipated before the latter part of 1994 and implementation of any reform package could take several additional years. In general, managed care is being considered as a means by which health care costs may be reduced. At this time, it is not possible to predict the final form these proposals will take or the effect these proposals may have on the Company, although management believes the Company is well positioned to take advantage of the opportunities which will be afforded by health care reform.

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





       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Humana Inc.


                                                1994             1993

Commercial members enrolled at:
   March 31                                  1,381,100        1,196,000
   June 30                                   1,386,100        1,195,200
   September 30                                               1,201,500
   December 31                                                1,214,000


Medicare risk members enrolled at:
   March 31                                    276,600          268,600
   June 30                                     281,200          268,200
   September 30                                                 268,400
   December 31                                                  270,800


Medicare supplement members enrolled at:
   March 31                                    144,100          178,600
   June 30                                     139,000          168,000
   September 30                                                 161,100
   December 31                                                  153,600


Total members enrolled at:
   March 31                                  1,801,800        1,643,200
   June 30                                   1,806,300        1,631,400
   September 30                                               1,631,000
   December 31                                                1,638,400





























       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                               Humana Inc.
              Supplemental Consolidated Statement of Income
             (Dollars in millions except per share results)


                                                    1994


                                    First         Second         Total
Premiums:
  Commercial                       $  480         $  518        $  998
  Medicare risk                       342            350           692
  Medicare supplement                  31             29            60
                                      853            897         1,750

Interest                               13             15            28
Other                                   3              5             8
                                      869            917         1,786

Medical costs                         703            736         1,439
Selling, general
  and administrative                  102            111           213
Depreciation and amortization          12             12            24
                                      817            859         1,676

Income from operations                 52             58           110

Interest expense                        1              1             2

Pretax income                          51             57           108

Provision for income taxes             19             20            39

Net income                         $   32         $   37        $   69

Earnings per share                 $  .20         $  .23        $  .43

Medical loss ratio                   82.4%          81.9%         82.2%

Administrative cost ratio            13.4%          13.6%         13.5%






Note: Second quarter and the six-month results exclude the impact of the favorable settlement of tax disputes with the Internal Revenue
      Service and the write-down of a nonoperational asset.









       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                               Humana Inc.
              Supplemental Consolidated Statement of Income
             (Dollars in millions except per share results)


                                                1993
                            First    Second    Third   Fourth    Total
Premiums:
  Commercial                $ 426     $ 422    $ 428    $ 433   $1,709
  Medicare risk               323       323      322      328    1,296
  Medicare supplement          37        33       32       30      132
                              786       778      782      791    3,137

Interest                       10        14       12       12       48
Other                           2         3        2        3       10
                              798       795      796      806    3,195

Medical costs                 662       660      654      654    2,630
Selling, general
  and administrative           93        91       91       93      368
Depreciation and
  amortization                 12        12       12       11       47
                              767       763      757      758    3,045

Income from operations         31        32       39       48      150

Interest expense                2         2        1        2        7

Pretax income                  29        30       38       46      143

Provision for
  income taxes                 11        11       15       17       54

Net income                  $  18     $  19    $  23    $  29   $   89

Earnings per share          $ .11     $ .12    $ .15    $ .18   $  .56

Medical loss ratio           84.3%     84.8%    83.7%    82.7%    83.8%

Administrative cost ratio    13.4%     13.1%    13.1%    13.3%    13.2%
















Humana Inc.

Part II:  Other Information

Item 1:  Legal Proceedings

         A class action law suit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada (the "Forsyth" case). The claims asserted by the plaintiffs included an ERISA count seeking $49,440,000 of damages plus approximately $15,396,000 of interest, a RICO count seeking $103,562,165 of damages (before trebling) plus approximately $31,800,000 of interest, and an antitrust count for an unspecified amount of damages which appeared to be similar to those sought in the RICO count. Despite allegations made by the plaintiffs, the Company considered the substance of these claims to be a dispute concerning the calculation of health insurance benefits and believed the claimed damages were greatly in excess of any possible recovery even if the plaintiffs were successful.

         On July 21, 1993, summary judgment was entered in favor of the Company on all counts, although the court granted the co-payer class until August 24, 1993, to file a third amended complaint in which its members could seek to recover the difference between their co-insurance payments and what those payments would have been if co-insurance obligations of the co-payer class had originally been based on the discounted payments made by Humana Health Insurance Company of Nevada to Sunrise Hospital and Medical Center, Las Vegas, Nevada, (now owned by Columbia/HCA Healthcare Corporation).

         On August 24, 1993, a third amended complaint styled Marietta
         Cade, et al v. Humana Health Insurance of Nevada, Inc., et al was filed seeking damages as described above. On January 28, 1994, summary judgment was entered in favor of plaintiffs on this third amended complaint and the Court subsequently approved a schedule of damages in the total amount of $1.6 million, plus $700,000 in prejudment interest. On July 1, 1994, the plaintiff's filed a Notice of Appeal to the Court of Appeals for the Ninth Circuit, seeking reinstatement of all previously dismissed counts. The Company believes the final resolution of this litigation will not have a material adverse effect on its operations or financial position.

Items 2-3:

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         (a) The regular annual meeting of stockholders of Humana Inc. was held in Louisville, Kentucky on May 26, 1994 for the purposes of electing the board of directors and voting on the proposals described below.

         (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected.






Humana Inc.

Part II:  Other Information, continued

Item 4:   Submission of Matters to a Vote of Security Holders, continued

          (c) Four proposals were submitted to a vote of security holders as follows:

               (1) The stockholders approved the election of the
                   following persons as directors of the Company:

                        NAME                   FOR        WITHHELD

                 K. Frank Austen, M.D.     142,506,678     425,512
                 Michael E. Gellert        142,491,275     440,915
                 John R. Hall              139,564,398   3,367,792
                 David A. Jones            141,564,744   1,367,446
                 David A. Jones, Jr.       142,453,183     479,007
                 Irwin Lerner              142,442,802     489,388
                 W. Ann Reynolds, Ph.D.    142,482,163     450,027
                 Wayne T. Smith            142,506,439     425,751

              (2) The stockholders approved with 119,434,831 affirmative votes, 22,131,135 negative votes, and 1,366,224
                  abstentions, the proposal to amend the Company's 1989
                  Stock Option Plan for Employees.

              (3) The stockholders approved with 106,870,801 affirmative votes, 34,987,015 negative votes and 1,074,374 abstentions, to amend the 1989 Stock Option Plan for Non-employee Directors.

              (4) The stockholders approved with 135,673,458 affirmative votes, 5,758,235 negative votes and 1,500,497 abstentions to approve a new Executive Management
                  Incentive Compensation Plan.

Item  5:  Other Information

          (a)  Ratio of Earnings to Fixed Charges

               The Company's ratio of earnings to fixed charges was 25.9 and 12.4 for the second quarter ended June 30, 1994 and 1993, respectively, and 23.2 and 12.1 for the six months ended June 30, 1994 and 1993, respectively.

Item  6:  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 12 - Statement re:  Computation of Ratio of
               Earnings to Fixed Charges

          (b)  Reports on Form 8-K

               A report on Form 8-K dated June 15, 1994, was filed by the Company stating the Company had received $71 million in tax refunds for settlement of certain income tax disputes with the Internal Revenue Service for the tax years 1988 through 1991.

                               Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HUMANA INC.



    Date:  August 15, 1994               /s/ James E. Murray
                                         James E. Murray
                                         Vice President and Controller
                                         (Principal Accounting Officer)




    Date:  August 15, 1994               /s/ Arthur P. Hipwell
                                         Arthur P. Hipwell
                                         Senior Vice President and
                                         General Counsel




































