Form 10-Q
period 1994-09-30
HUMANA INC
filed 1994-11-10
CIK 49071

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1994

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


            YES       X                          NO
                _____________                       _____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
            Class of Common Stock                 November 7, 1994
            _____________________                 ________________

              $.16 2/3 par value                 161,264,701 shares


                                1 of 16

                              HUMANA INC.
                               FORM 10-Q
                          September 30, 1994




                                                          Page of
                                                         Form 10-Q
                                                         _________
Part I: Financial Information
_____________________________

Item 1.  Financial Statements

         Consolidated Statement of Income for
         the quarters and nine months ended
         September 30, 1994 and 1993                          3

         Condensed Consolidated Balance
         Sheet at September 30, 1994 and
         December 31, 1993                                    4

         Condensed Consolidated Statement of
         Cash Flows for the nine months ended
         September 30, 1994 and 1993                          5

         Notes to Condensed Consolidated
         Financial Statements                               6-7

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                         8-14



Part II:  Other Information
___________________________

Items 1 to 6                                              15-16




Exhibits
________

Ratio of Earnings to Fixed Charges

Financial Data Schedule


















                                   2

                              HUMANA INC.
                   CONSOLIDATED STATEMENT OF INCOME
                For the quarters and nine months ended
                      September 30, 1994 and 1993
                               Unaudited
            (Dollars in millions except per share results)

                                   Quarter              Nine Months
                               _______________        _______________
                              1994       1993        1994        1993



Revenues:
   Premiums                $  906      $  782      $2,656      $2,346
   Interest                    17          12          45          36
   Other                        3           2          11           7

    Total revenues            926         796       2,712       2,389


Operating expenses:
   Medical costs              736         654       2,175       1,976
   Selling, general and
     administrative           111          91         324         275
   Depreciation and
     amortization              13          12          37          36
   Unusual charge (a)                                  18

    Total operating
      expenses                860         757       2,554       2,287


Income from operations         66          39         158         102

   Interest expense (a)         1           1         (26)          5


Income before
   income taxes                65          38         184          97

   Provision for
    income taxes (a)           23          15          56          37


Net income (a)             $   42      $   23      $  128      $   60


Earnings per
   common share (a)        $  .27      $  .15      $  .80      $  .38


Shares used in
   earnings per share
   computation (000)      161,053     159,345     160,790     159,095


__________

(a) Results for the nine months ended September 30, 1994, include the favorable effect of the settlement of income tax disputes with the Internal Revenue Service partially offset by the write-down of a nonoperational asset. See Note B.






                        See accompanying notes.


                                   3

                              HUMANA INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                               Unaudited
            (Dollars in millions except per share amounts)

                                        September 30,  December 31,
                                            1994           1993


                                Assets

Current assets:
  Cash and cash equivalents               $  466          $  372
  Marketable securities                      421             427
  Premiums receivable, less allowance
    for loss of $22 - September 30, 1994
    and $17 - December 31, 1993               57              37
  Deferred income taxes                       56             129
  Other                                       41              37

     Total current assets                  1,041           1,002


Property and equipment, net                  314             300
Long-term marketable securities              497             335
Cost in excess of net tangible
  assets acquired                             96              60
Other                                         61              34

        Total assets                      $2,009          $1,731




              Liabilities and Common Stockholders' Equity

Current liabilities:
  Medical costs payable                   $  532          $  448
  Trade accounts payable and
    accrued expenses                         209             154
  Unearned premium revenues                  115             110
  Income taxes payable                        53              59

     Total current liabilities               909             771
Long-term obligations                         83              71

     Total liabilities                       992             842


Common stockholders' equity:
  Common stock, 16 2/3 cents par;
    authorized 300,000,000 shares;
    issued and outstanding 161,235,159
    shares - September 30, 1994 and
    160,343,788 shares - December 31, 1993    27              27
  Other                                      990             862

     Total common stockholders' equity     1,017             889

        Total liabilities and common
           stockholders' equity           $2,009          $1,731







                        See accompanying notes.


                                   4

                              HUMANA INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
         For the nine months ended September 30, 1994 and 1993
                               Unaudited
                         (Dollars in millions)


                                                  1994        1993


Cash flows from operating activities:

  Net income                                     $ 128      $   60
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                  37          36
     Deferred income taxes                          57           2
     Unusual charge                                 18
     Changes in operating assets and
       liabilities                                 111         (34)
     Other                                           2          15

       Net cash provided by
         operating activities                      353          79



Cash flows from investing activities:

  Purchase and disposition of property
    and equipment, net                             (16)        (16)
  Acquisition of health plan assets                (37)         (5)
  Change in marketable securities                 (177)       (262)
  Other investing activities                       (32)         (1)

       Net cash used in investing activities      (262)       (284)



Cash flows from financing activities:

  Cash contributions from Galen                                383
  Other                                              3          (2)

       Net cash provided by
         financing activities                        3         381


Increase in cash and cash equivalents               94         176
Cash and cash equivalents at
  beginning of period                              372         233


Cash and cash equivalents at
  end of period                                  $ 466       $ 409


Interest payments (refunds), net                 $ (20)      $   1

Income tax payments, net                             1          26







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

(B)  Income Tax Settlement and Unusual Charge

During the second quarter ended June 30, 1994, the Company settled certain income tax disputes with the Internal Revenue Service (the "IRS") and reduced the net book value of a nonoperational asset to its estimated fair value. As a result of the two separate events which are more fully described below, Humana's net income for the nine months ended September 30, 1994, was increased by $17 million or $.10 per share.

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

                              HUMANA INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               Unaudited



(C)  Other

On August 15, 1994, the Company received notification from the National Committee for Quality Assurance ("NCQA") that its South Florida health plan (the "Plan") had been denied accreditation. The NCQA denial was based upon a site visit conducted in July 1993. In anticipation of the denial, the Company and the State of Florida (the "State") developed a corrective action process that Humana is implementing under the supervision of Florida's Agency for Health Care Administration. In addition to assisting in the development of the corrective action process, the State completed its own site visit of the Plan in August 1994.

On September 30, 1994, the Company received a letter from the Health Care Financing Administration ("HCFA") regarding its findings as a result of a separate investigation of the Plan. HCFA's findings focused primarily on the collection and use of data and indicated the Plan was not fully meeting HCFA requirements in the areas of utilization management, quality assurance and availability/accessibility. On October 31, 1994, HCFA and the Company agreed upon an implementation plan for a mutually developed corrective action process.

The Company expects no material effects on its operations as a result of the denial of accreditation by NCQA or the HCFA investigation.

(D)  Subsequent Events

On October 2, 1994, the Company signed a definitive agreement to acquire all the outstanding shares of CareNetwork, Inc. ("CareNetwork") in a cash transaction valued at approximately $123 million. CareNetwork serves 86,400 members (including 24,700 Medicaid members) in Milwaukee and southeastern Wisconsin. The consummation of this transaction, which is subject to approval by CareNetwork's shareholders as well as regulatory authorities, is expected to be completed by December 31, 1994.

On October 27, 1994, the Company entered into an unsecured credit agreement with a group of banks which provides for replacing a $200 million revolving line of credit with a new $350 million revolving line of credit ("the Credit Agreement"). Principal amounts outstanding under the Credit Agreement will bear interest depending on the ratio of debt to debt plus net worth at rates ranging from LIBOR plus 25.0 basis points to LIBOR plus 43.75 basis points. The Credit Agreement contains events of default identical to the prior agreement.

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

Results of Operations

Third Quarter Ended September 30, 1994 and 1993

The Company's premium revenues increased 16 percent to $906 million for the quarter ended September 30, 1994, compared to $782 million for the same period in 1993. The increase in premium revenues is attributable to same-store Commercial and Medicare risk membership gains, premium rate increases of 3.0 percent for the Commercial product and 3.9 percent for the Medicare risk product and the February 28, 1994 acquisition of Group Health Association ("GHA"). GHA premium revenues during the third quarter of 1994 totaled approximately $50 million.

Same-store Commercial and Medicare risk membership gains for the quarter ended September 30, 1994, were 25,900 and 5,200, respectively and compare favorably to the membership gains of 12,700 and 200 respectively, in the same period a year ago. For all of 1994, the Company anticipates that same-store Commercial and Medicare risk membership gains will range between 8 and 9 percent. Medicare supplement membership declined during the quarter ended September 30, 1994, continuing the decline which resulted from management's decision to increase premiums to more closely approximate competitive levels and to close certain markets.

The medical loss ratio for the quarter ended September 30, 1994, was 81.3 percent compared to 83.7 percent for the same period in 1993. The improvement was primarily due to decreased hospital utilization in both the Commercial and Medicare risk products and a modest reduction in the Medicare risk product's rate of growth for physician and other medical services costs. Patient days per thousand members for the quarter ended September 30, 1994, decreased 2 percent from the same period a year ago to 259 days per thousand for the Commercial product and 7 percent to 1,341 days per thousand for the Medicare risk product. Additional improvements in hospital and other medical services costs are necessary to achieve further reductions in the medical loss ratio since premium rate increases in both the Commercial and Medicare risk products are expected to approximate 3 percent for the remainder of 1994.

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED



The administrative cost ratio was 13.7 percent and 13.1 percent for the quarters ended September 30, 1994 and 1993, respectively. The increase is the result of additional spending for increased marketing efforts, costs associated with the integration of GHA, and the expansion of market service areas.

Interest income totaled $17 million and $12 million for the quarters ended September 30, 1994 and 1993, respectively. The increase in interest income is primarily attributable to increased levels of cash, cash equivalents and marketable securities as well as higher yields in the third quarter of 1994 compared to the same period in the prior year.

The Company's income before income taxes totaled $65 million for the quarter ended September 30, 1994, compared to $38 million for the same period in 1993. Net income was $42 million or $.27 per share compared to $23 million or $.15 per share for the quarters ended September 30, 1994 and 1993, respectively.

Nine Months Ended September 30, 1994 and 1993

The Company's premium revenues increased 13 percent to $2.7 billion for the nine months ended September 30, 1994 compared to $2.3 billion for the same period in 1993. The increase in premium revenues is attributable to same-store Commercial and Medicare risk membership gains of 113,400, premium rate increases of 3.5 percent for the Commercial product and 3.9 percent for the Medicare risk product, and the acquisition of GHA. GHA premium revenues, since the February 28, 1994, acquisition totaled approximately $116 million.

On a same-store basis, Commercial membership increased 82,900 during the nine months ended September 30, 1994, compared to a decrease of 11,900 for the nine months ended September 30, 1993. During this same period, Medicare risk membership increased 15,600 compared to an increase of 2,100 members in the same period a year ago. Medicare supplement membership declined during the nine months ended September 30, 1994, continuing the decline which resulted from management's decision to increase premiums to more closely approximate competitive levels and to close certain markets.

The medical loss ratio for the nine months ended September 30, 1994, was
81.9 percent compared to 84.2 percent for the same period in 1993. The reduction was primarily attributable to continued improvement in hospital utilization in both the Commercial and Medicare risk products. Patient days per thousand members for the nine months ended September 30, 1994, decreased 4 percent from the same period a year ago to 272 days per thousand for the Commercial product and 8 percent to 1,433 days per thousand for the Medicare risk product. Additional improvements in hospital and other medical services costs are necessary to achieve further reductions in the medical loss ratio since premium rate increases in both the Commercial and Medicare risk products are expected to approximate 3 percent for the remainder of 1994.

The administrative cost ratio was 13.6 percent and 13.2 percent for the nine months ended September 30, 1994 and 1993, respectively. The increase is a result of additional spending for increased marketing efforts, costs associated with the integration of GHA, and the expansion of market service areas.

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED




Interest income totaled $45 million and $36 million for the nine months ended September 30, 1994 and 1993, respectively. The increase in interest income is primarily attributable to increased levels of cash, cash equivalents and marketable securities.

The Company's income before income taxes totaled $184 million for the nine months ended September 30, 1994 compared to $97 million for the nine months ended September 30, 1993. Income before income taxes for 1994 includes $29 million related to the favorable settlement of tax disputes with the IRS and an $18 million charge related to the write-down of a nonoperational asset. Net income increased to $128 million or $.80 per share from $60 million or $.38 per share for the nine months ended September 30, 1994 and 1993, respectively. Included in net income for the nine months ended September 30, 1994, is $17 million or $.10 per share related to the nonrecurring items described above.


Liquidity


Cash provided by the Company's operations totaled $353 million and $79 million for the nine months ended September 30, 1994 and 1993, respectively. The timing of the receipt of Medicare risk premiums increased cash provided by operations by $5 million for the nine months ended September 30, 1994, and reduced cash provided by operations by $102 million for the nine months ended September 30, 1993. Excluding the effect of the timing of Medicare risk premiums, cash provided by operations was $348 million and $181 million for the nine months ended September 30, 1994 and 1993, respectively. The increase in cash provided by operations was primarily attributable to increased net income, the settlement of the tax disputes with the IRS, and the timing of payments for medical costs and other payables.

The Company's current assets exceeded current liabilities by $132 million and $231 million at September 30, 1994 and December 31, 1993, respectively. The reduction in net working capital is primarily attributable to Humana's policy of classifying unrestricted cash, cash equivalents and marketable securities as long-term to conform with their intended use.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent that the subsidiaries' ability to pay dividends to its parent company requires regulatory approval. At
September 30, 1994, the Company had approximately $390 million of unrestricted cash, cash equivalents and marketable securities ($123 million of which will be used to acquire CareNetwork).

Management believes that existing working capital, including the aforementioned unrestricted funds, future operating cash flows and the availability of a $350 million line of credit are sufficient to meet liquidity needs, allow the Company to pursue acquisition and expansion opportunities and fund capital requirements.





                                  10
      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED




Capital Resources


The Company's ongoing capital expenditures relate primarily to medical care facilities used by either employed or affiliated physicians as well as administrative facilities and related computer information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service.

Excluding acquisitions, planned capital spending in 1994 will approximate $45 million compared to $28 million in 1993. The increase in 1994 capital spending relates primarily to the refurbishing and equipping of the Company's staff model primary care facilities, including those located in Washington D.C. Management believes that its capital spending program is adequate to expand, improve and equip its existing business.


Other Information


The Company provides medical services to Medicare risk members under contracts with the Health Care Financing Administration ("HCFA") that are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. The loss of these contracts or significant changes in the program, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. The Company's January 1, 1995 average rate of increase (weighted average for the members and markets served) under these contracts will be 6.3 percent.

The Company's South Florida health plan (the "Plan") was denied accreditation by the National Committee for Quality Assurance ("NCQA"). In addition, HCFA delivered a letter regarding its separate investigation of the Plan which indicated that the Plan was not fully meeting data collection and use requirements in the areas of utilization management, quality assurance and availability/accessibility. The Company has begun various corrective action procedures developed jointly with these regulatory agencies to resolve the issues identified and expects no material effects on its operations as a result of the NCQA denial or HCFA investigation.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.














                                  11

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED


                                              1994            1993



Commercial members enrolled at:
  March 31                                 1,381,100        1,196,000
  June 30                                  1,386,100        1,195,200
  September 30                             1,408,800        1,201,500
  December 31                                               1,214,000


Medicare risk members enrolled at:
  March 31                                   276,600          268,600
  June 30                                    281,200          268,200
  September 30                               286,400          268,400
  December 31                                                 270,800


Medicare supplement members enrolled at:
  March 31                                   144,100          178,600
  June 30                                    139,000          168,000
  September 30                               134,700          161,100
  December 31                                                 153,600


Commercial self-funded members at:
  March 31                                    75,500           70,300
  June 30                                     81,300           67,600
  September 30                                79,100           62,900
  December 31                                                  63,700


Total members enrolled at:
  March 31                                 1,877,300        1,713,500
  June 30                                  1,887,600        1,699,000
  September 30                             1,909,000        1,693,900
  December 31                                               1,702,100






                                  12
      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED


             Supplemental Consolidated Statement of Income
            (Dollars in millions except per share results)

                                               1994

                              First     Second      Third      Total

Premiums:
  Commercial                 $  480     $  518     $  521     $1,519
  Medicare risk                 342        350        357      1,049
  Medicare supplement            31         29         28         88

                                853        897        906      2,656

Interest                         13         15         17         45
Other                             3          5          3         11

                                869        917        926      2,712


Medical costs                   703        736        736      2,175
Selling, general and
  administrative                102        111        111        324
Depreciation and amortization    12         12         13         37

                                817        859        860      2,536


Income from operations           52         58         66        176

Interest expense                  1          1          1          3


Pretax income                    51         57         65        173

Provision for income taxes       19         20         23         62


Net income                   $   32     $   37     $   42     $  111


Earnings per share           $  .20     $  .23     $  .27     $  .70


Medical loss ratio             82.4%      81.9%      81.3%      81.9%


Administrative cost ratio      13.4%      13.6%      13.7%      13.6%






Note: Second quarter and the nine-month results exclude the impact of the favorable settlement of tax disputes with the Internal Revenue
      Service and the write-down of a nonoperational asset.



                                  13

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED



             Supplemental Consolidated Statement of Income
            (Dollars in millions except per share results)


                                              1993

                              First   Second  Third  Fourth   Total

Premiums:
  Commercial                 $  426   $  422 $  428  $  433 $ 1,709
  Medicare risk                 323      323    322     328   1,296
  Medicare supplement            37       33     32      30     132

                                786      778    782     791   3,137


Interest                         10       14     12      12      48
Other                             2        3      2       3      10

                                798      795    796     806   3,195


Medical costs                   662      660    654     654   2,630
Selling, general and
  administrative                 93       91     91      93     368
Depreciation and
  amortization                   12       12     12      11      47

                                767      763    757     758   3,045



Income from operations           31       32     39      48     150

Interest expense                  2        2      1       2       7


Pretax income                    29       30     38      46     143

Provision for income taxes       11       11     15      17      54


Net income                   $   18   $   19 $   23  $   29  $   89


Earnings per share           $  .11   $  .12 $  .15  $  .18  $  .56


Medical loss ratio             84.3%    84.8%  83.7%   82.7%   83.8%


Administrative cost ratio      13.4%    13.1%  13.1%   13.3%   13.2%






                                       14

Part II:  Other Information

Items 1 - 4:

        None


Item  5:     Other Information

        (a)  Ratio of Earnings to Fixed Charges

             The Company's ratio of earnings to fixed charges was 27.2 and 14.3 for the third quarters ended September 30, 1994 and 1993, respectively, and 24.6 and 12.9 for the nine months ended September 30, 1994 and 1993, respectively.


Item  6:     Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges

             Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1994.



                                  15



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














                                  16