Form 10-K405
HUMANA INC
filed 1995-03-30
CIK 49071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                     NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                            ON WHICH REGISTERED
       ------------------------                                     -------------------------
COMMON STOCK, $.16 2/3 PAR VALUE                                    NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the Registrant's definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1995, was $3,623,515,292 calculated using the average price on such date of $23.875. The number of shares outstanding of the Registrant's Common Stock as of March 1, 1995, was 161,680,695.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II and portions of Part IV incorporate herein by reference the Registrant's 1994 Annual Report to Stockholders; Part III incorporates herein by reference portions of the Registrant's Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 11, 1995.

     The Exhibit Index begins on page 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Humana Inc. is a Delaware corporation organized in 1961. Its principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202 and its telephone number at that address is (502) 580-1000. As used herein, the terms "the Company" or "Humana" include Humana Inc. and its subsidiaries.

     On March 1, 1993, Humana separated its managed care health plan and acute-care hospital businesses into two independent publicly-held companies (the "Spinoff"). The Spinoff was effected through the distribution to Humana stockholders of all the outstanding shares of common stock of a new hospital company, Galen Health Care, Inc. ("Galen") (now a part of Columbia/HCA Healthcare Corporation). The Company retained and continues to operate the managed care health plan business.

     Since 1983, the Company has offered managed health care products which integrate management with the delivery of health care services through a network of providers who share financial risk or who have incentives to deliver cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage, and in most HMO products require, use of contracting providers. HMOs and PPOs also control health care costs by various means, including utilization controls such as pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures.

     The Company's HMO and PPO products are primarily marketed to employer and other groups ("Commercial") and Medicaid and Medicare-eligible individuals. The Company's Commercial products are marketed in 14 states and the District of Columbia. At December 31, 1994, the Company had a total of 20,700 Commercial customers with an average group size of 35 per customer. Commercial membership at December 31, 1994, includes 27,500 Medicaid-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products that provide health care services which include all Medicare benefits, and in certain circumstances, additional health care services that are not included in Medicare benefits ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). At December 31, 1994, the Company had 287,400 Medicare risk members and 131,700 Medicare supplement members.

COMMERCIAL PRODUCTS

  HMOs

     An HMO provides prepaid health care services to its members through primary care and specialty physicians employed by the HMO at facilities owned by the HMO, and/or through a network of independent primary care and specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians include internists, family practitioners and pediatricians. Generally, access to specialty physicians and other health care providers must be approved by the member's primary care physician. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers, and durable medical equipment suppliers. Because access to these other health care providers must be approved by the primary care physician, the HMO product is the most restrictive form of managed care.

     At December 31, 1994, the Company owned and operated 15 HMOs, which contract with approximately 28,700 physicians (including approximately 6,900 primary care physicians) and 460 hospitals. In addition, the Company has approximately 1,300 contracts with other providers to provide services to HMO members. The Company also employed 370 physicians in its HMOs at December 31, 1994.

     An HMO member, typically through the member's employer, pays a monthly fee which generally covers, with minimal co-payments, health care services received from or approved by the member's primary care physician. For the year ended December 31, 1994, Commercial HMO premium revenues totaled approximately $1.7 billion or 47% of the Company's premium revenues. Approximately $250 million of the Company's Commercial premium revenues for the year ended December 31, 1994, were derived from contracts with the United States Office of Personnel Management ("OPM") under which the Company provides health care benefits to approximately 174,500 federal civilian employees and their dependents. Pursuant to these contracts, payments made by OPM may be retrospectively adjusted downward by OPM if an audit discloses that a comparable product was offered by the Company to a similar size subscriber group using a rating formula which resulted in a lower premium rate than that offered to OPM. The Company has undergone audits in certain markets. Management believes that any retrospective adjustments as a result of OPM audits will not have a material impact on the Company's results of operations, financial position or cash flows.

  PPOs

     PPO products include many elements of managed health care. PPOs are also similar to traditional health insurance because they provide a member with the freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a portion of the provider's fees.

     At December 31, 1994, approximately 33,100 physicians and 520 hospitals contracted with the Company to provide services to PPO members. In addition, the Company has approximately 1,500 contracts with other providers to provide services to PPO members.

     For the year ended December 31, 1994, premium revenues from Commercial PPOs totaled $359 million or 10 percent of the Company's premium revenues.

     Over the previous four years, the Company's Commercial premium rate increases have ranged between approximately 11 percent for the year ended December 31, 1992, to approximately 3 percent for the year ended December 31, 1994. Given the competitive environment, the Company expects 1995 Commercial premium rates will remain the same as in 1994.

MEDICAID PRODUCT

     Medicaid is a state-operated program which utilizes both state and federal funding to provide health care services to low-income residents. Each state which chooses to do so, develops through a state specific regulatory agency, a Medicaid managed care initiative which must be approved by the federal government's Health Care Financing Administration ("HCFA"). HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently use either a formal proposal process reviewing many bidders or award individual contracts to qualified bidders which apply for entry to the program. In either case, the contractual relationship with the state is generally for a one-year period. The Company believes that the risks associated with participation in a state Medicaid managed care initiative are similar to the risks associated with the Medicare risk product discussed below. In both instances, the Company receives a fixed monthly payment from a government agency for which it is required to provide managed health care services to a member. During the fourth quarter ended December 31, 1994, the Company received approval in two states (Florida and Illinois) to market a Medicaid product. In December 1994, the Company acquired CareNetwork, Inc. ("CareNetwork"), a federally qualified HMO located in Milwaukee and Southeastern Wisconsin which has 25,900 Medicaid members.

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

     Certain managed care companies which operate HMOs contract with HCFA to provide medical benefits to Medicare-eligible individuals residing in the geographic areas in which their HMOs operate in exchange for a fixed monthly payment per member from HCFA. Individuals who elect to participate in these Medicare risk programs are relieved of the obligation to pay some or all of the deductible or co-insurance amounts but are required to use exclusively the services provided by the HMO. Other than the Part B premium paid by the member to the Medicare program, the enrollee does not pay the HMO a premium for these services except where the benefits provided by the HMO exceed the benefits provided by the Medicare Program.

  Medicare Risk

     A Medicare risk product involves a contract between an HMO and HCFA pursuant to which HCFA makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual who chooses to enroll for coverage in the HMO. Membership may be terminated by the member upon 30 days' notice. The fixed monthly payment is determined and adjusted annually by HCFA, and takes into account, among other things, the cost of providing medical care in the geographic area where the member resides.

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

     Where competitive conditions permit, the Company charges a premium to members (in addition to the payment from HCFA) for some of its Medicare risk products. At December 31, 1994, approximately 75,100 members in ten markets were paying premiums which totaled $43 million for the year ended December 31, 1994.

     The Company provides Medicare risk services under seven contracts with HCFA ("HCFA Contracts") in ten markets. At December 31, 1994, HCFA Contracts covered approximately 287,400 Medicare risk members for which the Company received HCFA revenues of approximately $1.4 billion or 38 percent of the Company's premium revenues for the year ended December 31, 1994. At December 31, 1994, one such HCFA Contract covered approximately 215,400 members in Florida. For the year ended December 31, 1994, this Florida HCFA Contract accounted for $1.1 billion, which represented 78 percent of the Company's HCFA revenues and 30 percent of the Company's total premium revenues. Each HCFA Contract is renewed each December 31 unless HCFA or the Company terminates it upon at least 90 days' notice prior thereto. Management believes termination of the HCFA Contract covering the members in Florida would have a material adverse effect on the Company's revenues, profitability and business prospects. Moreover, changes in the Medicare risk program as a result of legislative change, such as a reduction in payments by HCFA or mandated increases in benefits without corresponding increases in payments, could also have a material adverse effect on the Company's revenues, profitability and business prospects.

     The Company's average rate of increase under the 1995 HCFA Contracts is expected to approximate 6 percent. Over the last five years, annual increases have ranged from as low as 2 percent in January 1991 to as high as 12 percent in January 1993, with an average of 6 percent.

  Medicare Supplement

     The Company's Medicare supplement product is an insurance policy which pays for hospital deductibles, co-payments and co-insurance for which the Medicare-eligible individual is responsible.

     Under the terms of existing Medicare supplement policies, the Company may not reduce or cancel the benefits contracted for by policyholders. These policies are annually renewable by the insured at the Company's prevailing rates, which may increase subject to approval by appropriate state insurance regulators.

     At December 31, 1994, the Company provided Medicare supplement benefits to approximately 131,700 members. Premium revenues derived from this product for the year ended December 31, 1994, totaled $114 million.

PROVIDER ARRANGEMENTS

     The Company's HMOs contract with individual or groups of primary care physicians, generally for an actuarially determined, fixed, per-member-per-month fee called a "capitation" payment. These contracts typically obligate primary care physicians to provide or arrange for the provision of all covered managed health care services to HMO members, including services provided by specialty physicians and other providers. The capitation payment does not vary with the nature or extent of services arranged for or provided to the member and is generally designed to shift a portion of the HMO's financial risk to the primary care physician. However, the degree to which the Company shifts its risk varies by provider. During the year ended December 31, 1994, approximately 8 percent of the Company's total medical costs were incurred under primary care capitation arrangements. The Company also employs 370 physicians in markets where it operates staff model HMOs. The Company is directly responsible for all services provided by these employed physicians. During the year ended December 31, 1994, approximately 9 percent of the Company's total medical costs represented salary and similar costs incurred in its staff model HMOs. In order to control costs, improve quality and create comprehensive networks, the Company also contracts with medical specialists and other providers to which a primary care physician may refer a member. During the year ended December 31, 1994, approximately 12 percent of the Company's total medical costs were incurred under specialty and other non-primary care capitation arrangements. Typically, payments by the Company to these specialists and other providers reduce the ultimate payment that otherwise would be made to a primary care physician. The Company remains financially responsible for the provision of or payment for such services if a primary care or specialty physician fails to perform his or her obligations under the contract.

     The focal point for cost control in the Company's HMOs is the primary care physician, whether employed or under contract, who provides services and controls utilization of services by directing or approving hospitalization and referrals to specialists and other providers. Cost control is further achieved by directly negotiating provider discounts. Cost control in the Company's PPOs is achieved primarily by establishing a cost-effective network of participating health care providers and providing incentives for members to use such providers. With respect to both HMO and PPO products, cost control is further achieved through the use of a utilization review system designed to reduce unnecessary hospital admissions, lengths of stay and unnecessary or inappropriate medical procedures.

     The Company's HMOs and PPOs generally contract for hospital services under a per diem arrangement for inpatient hospital services and a discounted fee-for-service arrangement for outpatient services. Effective March 1, 1995, the Company began the third year of a three-year operating agreement with Galen, whereby the Company uses the services of Galen's hospitals guaranteeing certain minimum utilization levels. Rate increases charged for such services are defined under the terms of the agreement. Commercial product rate increases are limited to the lesser of the increase in the hospital Consumer Price Index or the Company's Commercial product premium rate increases, less one percent. Medicare risk product rate increases approximate the percentage adjustment in HCFA's market specific hospital payment rate to the Company. Management believes that the contract rates under the operating agreement are competitive. During the year ended December 31, 1994, 13 percent of the Company's total medical costs were incurred in Galen's hospitals while 25 percent were incurred in other hospitals. Management believes the renegotiation or expiration of the operating agreement will not have a material adverse affect on the Company's results of operations, financial position or cash flows.

QUALITY ASSESSMENT

     Physician participation in the Company's HMOs and PPOs is conditioned upon meeting its HMO and PPO requirements concerning the physician's professional qualifications. When considering whether to contract with a physician, the Company performs certain credentialing procedures including reviewing licensure, status of certification by the governing specialty boards and malpractice claims history.

     In addition to ensuring the professional qualifications of its physician and other providers, the Company regularly monitors various critical indicators including network access, and quality and service performance measurements. The Company has also contracted with a third-party vendor to provide software which aggregates treatment protocols into patterns of care for analyzing the appropriateness of care and frequency of services provided by the Company and similar companies. In June 1994, the Company began reporting Health Plan Employer Data Information Sets (HEDIS). HEDIS will be useful to purchasers of managed health care services to measure individual health plan quality and service. Finally, the Company is developing practice guidelines for frequent membership diagnosis in order to reduce the variation in disease management and improve the health outcomes of its membership.

HEALTH MAINTENANCE ORGANIZATION ACCREDITATION

     With the increasing significance of managed care in the health care industry, several independent organizations have been formed with the purpose of responding to external demands for accountability over the managed care industry. One such organization utilized by the Company is the National Committee for Quality Assurance ("NCQA"). NCQA performs site reviews of standards established for quality assurance, credentialing, utilization management and medical records, preventive services and member rights and evaluates the mechanisms that the organization has established to ensure continuous quality improvement.

     In the states of Kansas and Florida, where the Company operates seven markets, accreditation is mandatory and is generally required for licensure. At December 31, 1994, four of the Company's markets have received various levels of provisional or one year accreditation and three, South Florida, Jacksonville, Florida, and Milwaukee, Wisconsin (prior to purchase in December 1994), were denied accreditation. As a result of the accreditation denials in South Florida and Jacksonville, the Company and the State of Florida have mutually developed a corrective action process, approved by NCQA, which is intended to address the issues identified by NCQA which primarily relate to quality data accumulation. Management believes the Company has substantially corrected all the deficiencies identified in the review. The Company believes these denials will not have a material adverse impact on its results of operations, financial position or cash flows.

MANAGEMENT INFORMATION SYSTEMS

     The Company's managed care health plans use integrated information systems developed and/or customized specifically to meet the Company's needs and to allow for aggregation of data and comparison across markets. These information systems support marketing, sales, underwriting, contract administration, billing, financial and other administrative functions as well as customer service, appointment scheduling, authorization and referral management, concurrent review, physician capitation and claims administration, provider management, quality management and utilization review.

     Key to the Company's information systems is the decision support database, used by market office and corporate personnel for such items as provider profiling, quality assessment, member satisfaction measurement, employer reporting, and utilization review among many others.

     The Company's information systems are continually being upgraded to support new products in an integrated manner as well as to take advantage of the latest advances in technology. For example, the Company is currently implementing: laptop computers for processing information from concurrent reviews at the bedside, interactive voice response for customer service inquiries, claims imaging to improve productivity, and extensive electronic data interchange between customers, providers and employees. Future information system initiatives include provider practice guidelines and outcomes measurement.

MARKETING

     Individuals become members of the Company's Commercial HMOs and PPOs through their employer or other groups which typically offer employees or members a selection of managed health care products, pay for all or part of the premiums and make payroll deductions for any premiums payable by the employees. The Company attempts to become an employer's or group's exclusive source of managed health care benefits by offering HMO and PPO products that provide cost-effective quality care consistent with the needs and expectations of the employees or members. At December 31, 1994, the Company was an exclusive carrier for 43 percent of its Commercial customers.

     The Company uses various methods to market its Commercial and Medicare products, including television, radio, telemarketing and mailings. At December 31, 1994, the Company used approximately 2,570 independent licensed brokers and agents and 170 licensed employees to sell its Commercial products. Many of the Company's employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. The Company generally pays brokers a commission based on premiums, with commissions varying by market and premium volume.

     In addition to the above, at December 31, 1994, approximately 300 independent licensed brokers and 370 employed sales representatives, who are each paid a salary and/or per member commission, marketed the Company's Medicaid and Medicare products. The Company also uses 290 telemarketing representatives who assist in the marketing of Medicaid and Medicare products by making appointments for broker/sales representatives with prospective members.

     The following table lists the Company's membership at December 31, 1994, by state and product:

                                                               MEMBERS
                                   ---------------------------------------------------------------
                                        COMMERCIAL
                                   ---------------------     MEDICARE      MEDICARE
                                     PPO        HMO(1)         RISK       SUPPLEMENT       TOTAL
                                   -------     ---------     --------     ----------     ---------
    Florida                        107,700       301,500      215,400        16,500        641,100
    Illinois                        30,800       272,400       28,900           100        332,200
    Kentucky                        14,000       261,300        2,700        37,200        315,200
    Texas                           54,600        84,300       17,400        20,300        176,600
    Missouri/Kansas                 12,600        92,800        8,100         6,600        120,100
    District of Columbia                         109,900                                   109,900
    Other                           17,900       168,500       14,900        51,000        252,300
                                   -------     ---------      -------      --------      ---------
      Subtotal                     237,600     1,290,700      287,400       131,700      1,947,400
    Administrative services                                                                 93,500
                                   -------     ---------      -------      --------      ---------
      TOTAL MEMBERSHIP             237,600     1,290,700      287,400       131,700      2,040,900
                                   =======     =========      =======      ========      =========

---------------

(1) Includes 27,500 Medicaid members at December 31, 1994, located in Wisconsin, Florida and Illinois.

     The Company's 25 largest group contracts at December 31, 1994, accounted for approximately 33 percent of total Commercial membership. No one group contract accounted for as much as 5 percent of the Company's Commercial product premium revenues; however, certain employer groups accounted for a significant percentage of Commercial insurance premiums in some markets. The loss of one or more of these contracts in a particular market could have a material adverse effect on the Company's operations in that market.

RISK MANAGEMENT

     Through the use of internally developed underwriting criteria, the Company determines the risk it is willing to assume and the amount of premium to charge for its Commercial products. Employer and other groups must meet the Company's underwriting standards in order to qualify to contract with the Company for coverage. Underwriting techniques are not employed in connection with Medicare risk HMO products because of HCFA regulations that require the Company to accept all eligible Medicare applicants regardless of their health or prior medical history. The Company also is not permitted to employ underwriting criteria for the Medicaid product but rather follows HCFA and state requirements.

COMPETITION

     The managed health care industry is highly competitive and contracts for the sale of Commercial products are generally bid or renewed annually. The Company's competitors vary by local market and include Blue Cross/Blue Shield (including HMOs and PPOs owned by Blue Cross/Blue Shield plans), national insurance companies and other HMOs and PPOs. Many of the Company's competitors have larger membership in local markets or greater financial resources. The Company's ability to sell its products and to retain customers is or may be influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other managed health care providers, utilization review, claims processing, administrative efficiency and accreditation results.

GOVERNMENT REGULATION

     Of the Company's fifteen licensed HMO subsidiaries, nine are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. Four of these federally qualified subsidiaries are parties to HCFA Contracts to provide Medicare risk HMO products.

     An HMO which is federally qualified may require employers, with more than 25 employees, that offer health insurance benefits to include federally qualified HMO products as an option available to their employees. To obtain federal qualification, an HMO must meet certain requirements, including conformance with financial criteria, a standard method of rate setting, a comprehensive benefit package, and prohibition of medical underwriting of individuals. In certain markets, and for certain products, the Company operates HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

     HCFA audits Medicare risk HMOs at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMO's administration and management (including management information and data collection systems), fiscal stability, utilization management and incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing and complaint systems. HCFA regulations require quarterly and annual submission of financial statements and restrict the number of Medicare risk members to no more than the HMO's Commercial membership in a specified service area. HCFA regulations also require independent review of medical records and quality of care, review and approval by HCFA of all advertising, marketing and communication materials, and independent review of all denied claims and service complaints which are not resolved in favor of a member.

     During 1994, HCFA performed an investigation of the Company's South Florida health plan. HCFA's findings, which focused primarily on the collection and use of data, indicated the plan was not fully meeting HCFA requirements in the areas of utilization management, quality assurance and availability/accessibility. The Company and HCFA have agreed upon an implementation plan for a mutually developed corrective action process. The Company believes this investigation will not have a material adverse impact on the results of operations, financial position or cash flows of the Company.

     The Company's Medicaid product is regulated by the applicable state agency in the state which the Company sells its Medicaid product and is subject to periodic reviews by these agencies. The reviews are similar in nature to those performed by HCFA.

     Laws in each of the states in which the Company operates its HMOs and PPOs regulate its operations, including the scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. The PPO products offered by the Company are generally sold under insurance licenses issued by the applicable state insurance regulators. The Company's HMOs and PPOs are required to be in compliance with certain minimum capital requirements. These requirements must be satisfied by investing in approved investments that generally cannot be used for other purposes. Under state laws, the Company's HMOs and PPOs are audited by state departments of insurance for financial and contractual compliance, and its HMOs are audited for compliance with health services standards by respective state departments of health.

     Management believes that the Company is in substantial compliance with all governmental laws and regulations affecting its business.

HEALTH CARE REFORM

     There has been diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation's health care system.

  National

     During 1994, Congress debated health care legislation which included proposals covering cost controls, universal coverage and the creation of statewide health alliances that would cover individuals not enrolled in large employer managed care health plans. No material substantive legislation was passed in 1994, nor has any been proposed to date in 1995.

  State

     Legislation enacted in the states has included, among other things, universal access, employer purchasing pools and statewide purchasing alliances. Other managed care issues being discussed include any willing provider, guaranteed renewal, portability, rating restrictions, and freedom of choice requirements.

     The State of Florida has adopted health care reform legislation which, among other things, establishes a mechanism through which small employers and self-employed individuals may acquire health care coverage through state chartered non-profit entities known as Community Health Purchasing Alliances (CHPAs). It is intended the CHPAs will also be used to acquire insurance for state employees and Medicaid beneficiaries in the future. The legislation divides the state into 11 geographic areas and establishes a separate CHPA for each area. The Company is offering products in each of these geographic areas.

     The Commonwealth of Kentucky has passed legislation which, among other things, requires standardization of health care policies by July 15, 1995 and establishes a health care policy board to recommend health insurance reform measures to the Kentucky legislature. At this time, neither the standardization of health insurance policies nor any health reform proposals have been finalized and the Company cannot predict what effect, if any, such legislation will have on its operations in Kentucky.

     The Company is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting its businesses may be enacted or proposed, when and which of the proposed laws will be adopted, or what effect any such new laws and regulations will have on its revenues, profitability and business prospects.

OTHER BUSINESSES

  Hospital

     The Company owns a 170-bed hospital in Lexington, Kentucky, which provides care primarily to members of the Company's managed care plans in Lexington. The Company has contracted with an independent hospital management company (the "Management Company"), whereby effective March 1, 1995, all operational functions of the hospital are managed by the Management Company.

  Captive Insurance Company

     The Company insures substantially all of its professional liability risks through a wholly-owned subsidiary (the "Captive Subsidiary") which was incorporated in the State of Vermont. The annual premiums paid to the Captive Subsidiary are determined by independent actuaries. The Captive Subsidiary reinsures levels of coverage for losses in excess of its retained limits with various unrelated insurance carriers.

  Centralized Management Services

     Centralized management services are provided to each health plan from the Company's headquarters. These services include management information systems, product administration, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting and claims processing.

EMPLOYEES

     As of December 31, 1994, the Company and its subsidiaries had approximately 12,000 employees. Approximately 1,400 employees of the Company are covered by collective bargaining agreements. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2.  PROPERTIES

     The Company owns its principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202.

     The Company provides medical services in medical centers owned or leased ranging in size from approximately 1,200 to 80,000 square feet. The Company's administrative market offices are generally leased, with square footage ranging from 500 to 75,000. The following chart lists the location of properties used in the operation of the Company at December 31, 1994:

                                                MEDICAL       ADMINISTRATIVE
                                                CENTERS          OFFICES
                                             --------------   --------------
                   STATES AND DISTRICTS      OWNED   LEASED   OWNED   LEASED   TOTAL
                ---------------------------  -----   ------   -----   ------   -----
                Florida                         7      53               25       85
                Illinois                        7      20                4       31
                Kentucky                        8       3                4       15
                Texas                           5       1                4       10
                Missouri/Kansas                 3      11                3       17
                District of Columbia                    4                2        6
                Other                           4       5        1      14       24
                                             -----   -----    -----   -----   -----
                          TOTAL                34      97        1      56      188
                                             =====   =====    =====   =====   =====

     In addition, the Company owns buildings in Louisville, Kentucky, and San Antonio, Texas, and leases a facility in Jacksonville, Florida, all of which are used for customer service and claims processing. The Louisville facility also performs enrollment processing and other corporate functions.

     The Company also owns a hospital and medical office building in Lexington, Kentucky.

ITEM 3.  LEGAL PROCEEDINGS

1. A class action law suit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), (now restyled Marietta Cade, et al v. Humana Health Insurance of Nevada, Inc., et al) was filed on March 29, 1989, in the United States District Court for the District of Nevada (the "Forsyth" case). There have been no material changes since those described in the Company's Form 10-Q for the quarterly period ended June 30, 1994.

2. On April 22, 1993, an alleged stockholder of the Company filed a purported shareholder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled Lewis v. Austen, et al, Civil Action No. 12937. There have been no changes since those described in the Company's Form 10-K for the fiscal year ended December 31, 1993.

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

     The Company does not believe that any pending actions will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are names and ages of all of the current executive officers of the Company as of March 1, 1995, their positions, date of election to such position and the date first elected an officer of the Company:

                                                                        SERVED
                                                                       IN SUCH     FIRST
                                                                       CAPACITY   ELECTED
          NAME             AGE                 POSITION                 SINCE     OFFICER
-------------------------  ---   ------------------------------------  --------   -------
David A. Jones             63    Chairman of the Board and Chief         08/69     09/64(1)
                                   Executive Officer

Wayne T. Smith             49    President and Chief Operating           03/93     06/78
                                   Officer and Director

W. Larry Cash              46    Senior Vice President -- Finance and    09/88     08/82
                                   Operations

Karen A. Coughlin          47    Senior Vice President -- Region II      02/93     09/88

W. Roger Drury             48    Chief Financial Officer                 05/92     08/83

Philip B. Garmon           51    Senior Vice President -- Region I       09/88     11/82

Arthur P. Hipwell          46    Senior Vice President and General       06/94     08/90(2)
                                   Counsel

Ronald S. Lankford, M.D.   43    Senior Vice President -- Medical        03/93     08/87
                                   Affairs

James E. Murray            41    Vice President and Controller           03/93     08/90

---------------
(1) Elected an officer of a predecessor corporation in 1961.

(2) Mr. Hipwell was initially elected an officer of the Company in 1990 and previously served in this same capacity since July 1992. Effective with the Spinoff, he became Senior Vice President and General Counsel of Galen. Mr. Hipwell returned to the Company in January 1994 and was named Senior Vice President and General Counsel of the Company on June 15, 1994.

     Executive officers are elected annually by the Company's Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the directors or executive officers of the Company, except that Mr. Jones is the father of David A. Jones, Jr., a director of the Company. Except for Mr. Hipwell, all of the above-named executive officers have been employees of the Company for more than five consecutive years.

                                    PART II

     Information for Items 5 through 8 of this Report, which appears in the 1994 Annual Report to Stockholders as indicated on the following table, is incorporated by reference in this report and filed as an exhibit hereto:

                                                                  ANNUAL REPORT
                                                                       TO
                                                                  STOCKHOLDERS
                                                                      PAGE
                                                                  -------------
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                           36

ITEM 6.    SELECTED FINANCIAL DATA                                       18

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                        19-22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
           Consolidated financial statements                          23-32
           Quarterly financial information                               33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item other than the information set forth in Part I under the Section entitled "EXECUTIVE OFFICERS OF THE COMPANY," is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 11, 1995, appearing under the caption "ELECTION OF DIRECTORS OF THE COMPANY FOR 1995" of such Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1995, appearing under the caption "EXECUTIVE COMPENSATION OF THE COMPANY" of such Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1995, appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMPANY COMMON STOCK" of such Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1995 appearing under the caption "CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.
     (1)  Financial Statements -- The response to this portion of Item 14 is submitted as a separate section of this report.
     (2)  Index to Consolidated Financial Statement Schedules:
          Consolidated Schedules as of and for the years ended December 31, 1994, 1993 and
          1992:
          I  Parent Company Financial Information
          II Valuation and Qualifying Accounts
          All other schedules have been omitted because they are not applicable.
     (3)  Exhibits:
           3 (a)    Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated pursuant to Item 102(c) of regulation S-T to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company's
                    Post-Effective Amendment to the Registration Statement on Form S-8 (Reg.
                    No. 33-49305) filed February 2, 1994, is incorporated by reference herein.
            (b)     By-laws, as amended. Exhibit 3(a) to the Company's Current Report on Form
                    8-K (File No. 1-5975) filed March 5, 1993, is incorporated by reference herein.
           4 (a)    Restated Certificate of Incorporation as amended and corrected and
                    By-laws as amended. (See 3(a) and (b) above.)
            (b)     Form of Rights Agreement dated March 5, 1987, between Humana Inc. and
                    Mid-America Bank of Louisville and Trust Company (the "Rights
                    Agreement"). Exhibit 1 to the Form SE for the Registration Statement
                    (File No. 1-5975) on Form 8-A dated March 9, 1987, is incorporated by reference herein.
            (c)     Amendment No. 1, dated December 7, 1992, to the Rights Agreement. Exhibit
                    1.1 to the Company's Form 8 (File No. 1-5975) filed December 16, 1992, is incorporated by reference herein.
            (d)     Amendment No. 2, dated March 2, 1993, to the Rights Agreement. Exhibit
                    1.2 to the Company's Form 8 (File No. 1-5975) filed March 2, 1993, is incorporated by reference herein.
            (e)     There are no instruments defining the rights of holders with respect to long-term debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Other long-term indebtedness of the Company is described in Note 7 of Notes to Consolidated Financial
                    Statements in the Company's 1994 Annual Report to Stockholders. The
                    Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
          10 (a)*   1981 Non-Qualified Stock Option Plan, as amended. Exhibit 10(c) to Form
                    SE filed on November 25, 1987, is incorporated by reference herein.

---------------

* Exhibits 10(a) through and including 10(t) and 10(mm) are compensatory plans or management contracts.

          10 (b)*   Amendment No. 2 to the 1981 Non-Qualified Stock Option Plan, as amended.
                    Annex A to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders on February 18, 1993, is incorporated by reference herein.
            (c)*    1989 Stock Option Plan for Employees. Exhibit A to the Proxy Statement
                    covering the Annual Meeting of Stockholders on January 11, 1990, is
                    incorporated by reference herein.
            (d)*    Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to
                    the Company's Proxy Statement covering the Annual Meeting of Stockholders on February 18, 1993, is incorporated by reference herein.
            (e)*    Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit
                    10(e) to the Company's Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
            (f)*    1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Proxy
                    Statement covering the Annual Meeting of Stockholders on January 11,
                    1990, is incorporated by reference herein.
            (g)*    Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors.
                    Annex C to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders on February 18, 1993, is incorporated by reference herein.
            (h)*    Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors.
                    Exhibit 10(h) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
            (i)*    Executive Management Incentive Compensation Plan -- Group A, Corporate.
                    Exhibit C to the Proxy Statement covering the Annual Meeting of
                    Stockholders held on May 26, 1994, is incorporated by reference herein.
            (j)*    Executive Management Incentive Compensation Plan -- Group I, Corporate.
                    Exhibit 10(j) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
            (k)*    Regional Incentive Compensation Plan -- Group I, Regional Senior Vice
                    President. Exhibit 10(k) to the Company's Form 10-K for the year ended
                    December 31, 1993, is incorporated by reference herein.
            (l)*    Senior Management Incentive Compensation Plan -- Group II, Corporate. Ex-
                    hibit 10(l) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
            (m)*    Restated agreement providing for termination benefits in the event of a change of control, filed herewith.
            (n)*    Employment Agreement -- Wayne T. Smith, filed herewith.
            (o)*    Employment Agreement -- David A. Jones, as amended. Exhibit 10(m) to the
                    Company's Annual Report on Form 10-K filed for the fiscal year ended
                    August 31, 1991, (File No. 1-5975) is incorporated by reference herein.
            (p)*    Directors' Retirement Policy as amended. Exhibit 10(m) to the Company's
                    Annual Report on Form 10-K filed for the fiscal year ended August 31,
                    1992, (File No. 1-5975) is incorporated by reference herein.
            (q)*    Humana Officers' Target Retirement Plan as amended, filed herewith.

---------------

* Exhibits 10(a) through and including 10(t) and 10(mm) are compensatory plans or management contracts.

          10 (r)*   Form Letter Agreement concerning Humana Officers' Target Retirement Plan dated June 18, 1992, for Mr. Jones. Exhibit 10(s) to the Company's Form
                    10-K for the year ended December 31, 1993, is incorporated by reference herein.
            (s)*    Humana Thrift Excess Plan as amended, filed herewith.
            (t)*    Humana Supplemental Executive Retirement Plan as amended, filed herewith.
            (u)     Indemnity Agreement. Appendix B to the Proxy Statement covering the
                    Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.
            (v)     Agreement between The Secretary of the Department of Health and Human
                    Services and Humana Medical Plan, Inc. Exhibit 10(w) to the Company's
                    Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
            (w)     Humana Inc. $200 million Credit Agreement dated January 12, 1994. Exhibit
                    10(x) to the Company's Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
            (x)     Humana Inc. Agreement and Amended Credit Agreement dated October 27,
                    1994, filed herewith.
            (y)     Operating Agreement between the Company and Galen Health Care, Inc.
                    ("Galen"), now a subsidiary of Columbia/HCA Healthcare Corporation.
                    Exhibit 10(d) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (z)     Form of Hospital Services Agreement between the Company and Galen.
                    Exhibit 10(e) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (aa)    Medicare Supplement Agreement between the Company and Galen. Exhibit
                    10(f) to the Company's Current Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (bb)    Assumption of Liabilities and Indemnification Agreement between the
                    Company and Galen. Exhibit 10(g) to the Company's Current Report on Form
                    8-K filed on March 5, 1993, is incorporated by reference herein.
            (cc)    Employee Benefits Allocation Agreement between the Company and Galen. Ex-
                    hibit 10(h) to the Company's Current Report on Form 8-K filed on March 5,
                    1993, is incorporated by reference herein.
            (dd)    Tax Sharing and Indemnification Agreement between the Company and Galen.
                    Exhibit 10(i) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (ee)    Loss Portfolio Reinsurance Agreement between Health Care Indemnity, Inc.
                    and Managed Care Indemnity, Inc. Exhibit 10(j) to the Company's Current
                    Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (ff)    Intellectual Property Agreement between the Company and Galen. Exhibit
                    10(p) to the Company's Current Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (gg)    Information Systems Split Agreement between the Company and Galen.
                    Exhibit 10(s) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.

---------------

* Exhibits 10(a) through and including 10(t) and 10(mm) are compensatory plans or management contracts.

          10 (hh)   Intercompany Information Systems Agreement between the Company and Galen.
                    Exhibit 10(t) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (ii)    Intercompany Communications Agreement between the Company and Galen. Ex-
                    hibit 10(u) to the Company's Current Report on Form 8-K filed on March 5,
                    1993, is incorporated by reference herein.
            (jj)    Alternative Dispute Resolution Agreement between the Company and Galen dated March 8, 1993. Exhibit 10(qq) to the Company's Form 10-K for the
                    year ended December 31, 1993, is incorporated by reference herein.
            (kk)    Workers' Compensation Administrative Services Agreement between Humana
                    Health Insurance Company of Florida, Inc., a wholly-owned subsidiary of the Company, and Galen. Exhibit 10(w) to the Company's Current Report on
                    Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (ll)    Administrative Services Agreement between Humana Insurance Company, a wholly-owned subsidiary of the Company, and Galen. Exhibit 10(x) to the
                    Company's Current Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (mm)*   Letter agreement with Company officers concerning health insurance availability, filed herewith.
          12        Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.
          13        1994 Annual Report to Stockholders, filed herewith. The Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein.
          21        Subsidiary list filed herewith.
          23        Consent of Coopers & Lybrand L.L.P., filed herewith.
          27        Financial Data Schedule, filed herewith.

---------------

* Exhibits 10(a) through and including 10(t) and 10(mm) are compensatory plans or management contracts.

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

Date: March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURES                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
           /s/  JAMES E. MURRAY                Vice President and Controller     March 30, 1995
---------------------------------------------    (Principal Accounting
                James E. Murray                   Officer)

           /s/  DAVID A. JONES                 Chairman of the Board and Chief   March 30, 1995
---------------------------------------------    Executive Officer
                David A. Jones

           /s/  WAYNE T. SMITH                 President and Chief Operating     March 30, 1995
---------------------------------------------    Officer and Director
                Wayne T. Smith

          /s/  K. FRANK AUSTEN, M.D.           Director                          March 30, 1995
---------------------------------------------
               K. Frank Austen, M.D.

          /s/  MICHAEL E. GELLERT              Director                          March 30, 1995
---------------------------------------------
               Michael E. Gellert

              /s/  JOHN R. HALL                Director                          March 30, 1995
---------------------------------------------
                   John R. Hall

           /s/  DAVID A. JONES, JR.            Director                          March 30, 1995
---------------------------------------------
                David A. Jones, Jr.

              /s/  IRWIN LERNER                Director                          March 30, 1995
---------------------------------------------
                   Irwin Lerner

          /s/  W. ANN REYNOLDS, Ph.D.          Director                          March 30, 1995
---------------------------------------------
               W. Ann Reynolds, Ph.D.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Humana Inc.

     Our report on the consolidated financial statements of Humana Inc. dated February 13, 1995, which includes an explanatory paragraph relating to a change in 1993 in the method of accounting for certain investments in debt and equity securities, has been incorporated by reference in this Form 10-K from page 33 of the 1994 Annual Report to Shareholders of Humana Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14(a)(2) of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
February 13, 1995

                                  HUMANA INC.
             SCHEDULE I -- PARENT COMPANY FINANCIAL INFORMATION(A)
                            CONDENSED BALANCE SHEET
                           DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN MILLIONS)

                                            ASSETS                             DECEMBER 31,
                                                                             -----------------
                                                                              1994       1993
                                                                             ------     ------
Cash and cash equivalents                                                               $   27
Marketable securities                                                                      103
Other current assets                                                         $  142        168
                                                                             ------     ------
          Total current assets                                                  142        298
Property and equipment, net                                                     139        125
Investments in subsidiaries                                                     725        509
Long-term marketable securities                                                 235        110
Other                                                                            33         35
                                                                             ------     ------
          TOTAL ASSETS                                                       $1,274     $1,077
                                                                             ======     ======
                         LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities                                                          $  199     $  164
Other                                                                            17         24
                                                                             ------     ------
          Total liabilities                                                     216        188
                                                                             ------     ------
Contingencies(b)
Common stock $.16 2/3 par; authorized 300,000,000 shares; issued and
  outstanding 161,330,064 shares -- 1994, 160,343,788 shares -- 1993             27         27
Other stockholders' equity                                                    1,031        862
                                                                             ------     ------
          Total common stockholders' equity                                   1,058        889
                                                                             ------     ------
          TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                  $1,274     $1,077
                                                                             ======     ======

---------------
(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

(b) In the normal course of business, the parent company indemnifies certain of its subsidiaries for health plan obligations its subsidiaries may be unable to meet. In addition, the parent remains contingently liable for approximately $55 million of Galen debt.

                                  HUMANA INC.
             SCHEDULE I -- PARENT COMPANY FINANCIAL INFORMATION(A)
                       CONDENSED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                       1994     1993     1992
                                                                       ----     ----     -----
Revenues:
  Management fees charged to operating subsidiaries                    $153     $121     $  87
  Interest income                                                        19       14
                                                                       ----     ----     -----
                                                                        172      135        87
                                                                       ----     ----     -----
Expenses:
  Selling, general and administrative                                   164      147       101
  Depreciation and amortization                                          18       18        19
  Restructuring and unusual charges                                                         58
  Interest expense (recovery)                                           (24)      16        11
                                                                       ----     ----     -----
                                                                        158      181       189
                                                                       ----     ----     -----
Income (loss) before income taxes and equity in income (loss) of
  subsidiaries                                                           14      (46)     (102)
  Income tax benefit                                                              17        34
                                                                       ----     ----     -----
Income (loss) before equity in income (loss) of subsidiaries             14      (29)      (68)
  Equity in income (loss) of subsidiaries                               162      118       (39)
                                                                       ----     ----     -----
Net income (loss)                                                      $176     $ 89     $(107)
                                                                       ====     ====     =====

---------------
(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

                                  HUMANA INC.
             SCHEDULE I -- PARENT COMPANY FINANCIAL INFORMATION(A)
                       CONDENSED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                      1994      1993      1992
                                                                      -----     -----     ----
Net cash provided by (used in) operating activities                   $  81     $  20     $(79)
                                                                      -----     -----     ----
Cash flows from investing activities:
  Change in property and equipment                                      (10)       (1)       3
  Change in marketable securities                                       (28)     (208)       6
  Parent funding of operating subsidiaries                             (170)     (160)     (19)
  Dividends from operating subsidiaries                                  98        40       24
  Other                                                                 (22)      (21)     (39)
                                                                      -----     -----     ----
          Net cash used in investing activities                        (132)     (350)     (25)
                                                                      -----     -----     ----
Cash flows from financing activities:
  Equity funding                                                                  383       72
  Other                                                                  24       (26)      32
                                                                      -----     -----     ----
          Net cash provided by financing activities                      24       357      104
                                                                      -----     -----     ----
Increase (decrease) in cash and cash equivalents                        (27)       27
Cash and cash equivalents at beginning of period                         27
                                                                      -----     -----     ----
Cash and cash equivalents at end of period                            $         $  27     $
                                                                      =====     =====     ====

---------------
(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

                                  HUMANA INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                       BALANCE AT
                                                 BEGINNING      COSTS AND       DEDUCTIONS         END OF
                                                 OF PERIOD       EXPENSES      OR WRITE-OFFS       PERIOD
                                                 ----------     ----------     -------------     ----------
Allowance for loss on premiums receivable:
  Year ended December 31, 1992                      $ 10            $8              $(4)            $ 14
  Year ended December 31, 1993                        14             4               (1)              17
  Year ended December 31, 1994                        17             5               (2)              20

                                EXHIBIT INDEX

        Exhibits:
          3 (a)     Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated pursuant to Item 102(c) of regulation S-T to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company's
                    Post-Effective Amendment to the Registration Statement on Form S-8 (Reg.
                    No. 33-49305) filed February 2, 1994, is incorporated by reference herein.
            (b)     By-laws, as amended. Exhibit 3(a) to the Company's Current Report on Form
                    8-K (File No. 1-5975) filed March 5, 1993, is incorporated by reference herein.
          4 (a)     Restated Certificate of Incorporation as amended and corrected and
                    By-laws as amended. (See 3(a) and (b) above.)
            (b)     Form of Rights Agreement dated March 5, 1987, between Humana Inc. and
                    Mid-America Bank of Louisville and Trust Company (the "Rights
                    Agreement"). Exhibit 1 to the Form SE for the Registration Statement
                    (File No. 1-5975) on Form 8-A dated March 9, 1987, is incorporated by reference herein.
            (c)     Amendment No. 1, dated December 7, 1992, to the Rights Agreement. Exhibit
                    1.1 to the Company's Form 8 (File No. 1-5975) filed December 16, 1992, is incorporated by reference herein.
            (d)     Amendment No. 2, dated March 2, 1993, to the Rights Agreement. Exhibit
                    1.2 to the Company's Form 8 (File No. 1-5975) filed March 2, 1993, is incorporated by reference herein.
            (e)     There are no instruments defining the rights of holders with respect to long-term debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Other long-term indebtedness of the Company is described in Note 7 of Notes to Consolidated Financial
                    Statements in the Company's 1994 Annual Report to Stockholders. The
                    Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
         10 (a)*    1981 Non-Qualified Stock Option Plan, as amended. Exhibit 10(c) to Form
                    SE filed on November 25, 1987, is incorporated by reference herein.
            (b)*    Amendment No. 2 to the 1981 Non-Qualified Stock Option Plan, as amended.
                    Annex A to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders on February 18, 1993, is incorporated by reference herein.
            (c)*    1989 Stock Option Plan for Employees. Exhibit A to the Proxy Statement
                    covering the Annual Meeting of Stockholders on January 11, 1990, is
                    incorporated by reference herein.
            (d)*    Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to
                    the Company's Proxy Statement covering the Annual Meeting of Stockholders on February 18, 1993, is incorporated by reference herein.
            (e)*    Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit
                    10(e) to the Company's Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
            (f)*    1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Proxy
                    Statement covering the Annual Meeting of Stockholders on January 11,
                    1990, is incorporated by reference herein.
            (g)*    Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors.
                    Annex C to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders on February 18, 1993, is incorporated by reference herein.
            (h)*    Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors.
                    Exhibit 10(h) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
            (i)*    Executive Management Incentive Compensation Plan -- Group A, Corporate.
                    Exhibit C to the Proxy Statement covering the Annual Meeting of
                    Stockholders held on May 26, 1994, is incorporated by reference herein.
            (j)*    Executive Management Incentive Compensation Plan -- Group I, Corporate.
                    Exhibit 10(j) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
            (k)*    Regional Incentive Compensation Plan -- Group I, Regional Senior Vice
                    President. Exhibit 10(k) to the Company's Form 10-K for the year ended
                    December 31, 1993, is incorporated by reference herein.
            (l)*    Senior Management Incentive Compensation Plan -- Group II, Corporate. Ex-
                    hibit 10(l) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
            (m)*    Restated agreement providing for termination benefits in the event of a change of control, filed herewith.
            (n)*    Employment Agreement -- Wayne T. Smith, filed herewith.
            (o)*    Employment Agreement -- David A. Jones, as amended. Exhibit 10(m) to the
                    Company's Annual Report on Form 10-K filed for the fiscal year ended
                    August 31, 1991, (File No. 1-5975) is incorporated by reference herein.
            (p)*    Directors' Retirement Policy as amended. Exhibit 10(m) to the Company's
                    Annual Report on Form 10-K filed for the fiscal year ended August 31,
                    1992, (File No. 1-5975) is incorporated by reference herein.
            (q)*    Humana Officers' Target Retirement Plan as amended, filed herewith.


         10 (r)*    Form Letter Agreement concerning Humana Officers' Target Retirement Plan dated June 18, 1992, for Mr. Jones. Exhibit 10(s) to the Company's Form
                    10-K for the year ended December 31, 1993, is incorporated by reference herein.
            (s)*    Humana Thrift Excess Plan as amended, filed herewith.
            (t)*    Humana Supplemental Executive Retirement Plan as amended, filed herewith.
            (u)     Indemnity Agreement. Appendix B to the Proxy Statement covering the
                    Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.
            (v)     Agreement between The Secretary of the Department of Health and Human
                    Services and Humana Medical Plan, Inc. Exhibit 10(w) to the Company's
                    Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
            (w)     Humana Inc. $200 million Credit Agreement dated January 12, 1994. Exhibit
                    10(x) to the Company's Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
            (x)     Humana Inc. Agreement and Amended Credit Agreement dated October 27,
                    1994, filed herewith.
            (y)     Operating Agreement between the Company and Galen Health Care, Inc.
                    ("Galen"), now a subsidiary of Columbia/HCA Healthcare Corporation.
                    Exhibit 10(d) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (z)     Form of Hospital Services Agreement between the Company and Galen.
                    Exhibit 10(e) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (aa)    Medicare Supplement Agreement between the Company and Galen. Exhibit
                    10(f) to the Company's Current Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (bb)    Assumption of Liabilities and Indemnification Agreement between the
                    Company and Galen. Exhibit 10(g) to the Company's Current Report on Form
                    8-K filed on March 5, 1993, is incorporated by reference herein.
            (cc)    Employee Benefits Allocation Agreement between the Company and Galen. Ex-
                    hibit 10(h) to the Company's Current Report on Form 8-K filed on March 5,
                    1993, is incorporated by reference herein.
            (dd)    Tax Sharing and Indemnification Agreement between the Company and Galen.
                    Exhibit 10(i) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (ee)    Loss Portfolio Reinsurance Agreement between Health Care Indemnity, Inc.
                    and Managed Care Indemnity, Inc. Exhibit 10(j) to the Company's Current
                    Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (ff)    Intellectual Property Agreement between the Company and Galen. Exhibit
                    10(p) to the Company's Current Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (gg)    Information Systems Split Agreement between the Company and Galen.
                    Exhibit 10(s) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (hh)    Intercompany Information Systems Agreement between the Company and Galen.
                    Exhibit 10(t) to the Company's Current Report on Form 8-K filed on March
                    5, 1993, is incorporated by reference herein.
            (ii)    Intercompany Communications Agreement between the Company and Galen. Ex-
                    hibit 10(u) to the Company's Current Report on Form 8-K filed on March 5,
                    1993, is incorporated by reference herein.
            (jj)    Alternative Dispute Resolution Agreement between the Company and Galen dated March 8, 1993. Exhibit 10(qq) to the Company's Form 10-K for the
                    year ended December 31, 1993, is incorporated by reference herein.
            (kk)    Workers' Compensation Administrative Services Agreement between Humana
                    Health Insurance Company of Florida, Inc., a wholly-owned subsidiary of the Company, and Galen. Exhibit 10(w) to the Company's Current Report on
                    Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (ll)    Administrative Services Agreement between Humana Insurance Company, a wholly-owned subsidiary of the Company, and Galen. Exhibit 10(x) to the
                    Company's Current Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (mm)*   Letter agreement with Company officers concerning health insurance availability, filed herewith.
         12         Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.
         13         1994 Annual Report to Stockholders, filed herewith. The Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein.
         21         Subsidiary list filed herewith.
         23         Consent of Coopers & Lybrand L.L.P., filed herewith.
         27         Financial Data Schedule, filed herewith.

---------------

* Exhibits 10(a) through and including 10(t) and 10(mm) are compensatory plans or management contracts.