Form 10-Q
period 1995-03-31
HUMANA INC
filed 1995-05-12
CIK 49071

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

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

                                        Outstanding at
        Class of Common Stock            May 10, 1995


          $.16 2/3 par value          161,742,420 shares


                            1 of 12

                          HUMANA INC.
                           FORM 10-Q
                        MARCH 31, 1995

                                                     Page of
                                                    Form 10-Q

Part I: Financial Information


Item 1. Financial Statements

        Condensed Consolidated Statement of Income for
        the quarters ended March 31, 1995 and 1994        3

        Condensed Consolidated Balance Sheet at
        March 31, 1995 and December 31, 1994              4

        Condensed Consolidated Statement of
        Cash Flows for the quarters ended
        March 31, 1995 and 1994                           5

        Notes to Condensed Consolidated
        Financial Statements                              6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations  7-10


Part II:  Other Information


Items 1 to 6                                          11-12





                         HUMANA INC.
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
        For the quarters ended March 31, 1995 and 1994
                           Unaudited
        (Dollars in millions, except per share results)



                                              1995       1994


Revenues:

  Premiums                                 $ 1,025    $   853
  Interest                                      19         13
  Other income                                   4          3

      Total revenues                         1,048        869


Operating expenses:

  Medical costs                                826        703
  Selling, general and administrative          125        102
  Depreciation and amortization                 15         12

      Total operating expenses                 966        817


Income from operations                          82         52

  Interest expense                               2          1


Income before income taxes                      80         51

  Provision for income taxes                    27         19


Net income                                 $    53    $    32


Earnings per common share                  $   .32    $   .20


Shares used in earnings per common
  share computation (000)                  162,040    160,482


















                    See accompanying notes.

                          HUMANA INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
                           Unaudited
        (Dollars in millions, except per share amounts)


                                          March 31, December 31,
                                            1995       1994


                            ASSETS
Current assets:

 Cash and cash equivalents                $  459     $  272
 Marketable securities                       564        609
 Premiums receivable, less allowance
   for loss of $19 - March 31, 1995
   and $20 - December 31, 1994                79         74
 Deferred income taxes                        46         45
 Other                                        51         38

     Total current assets                  1,199      1,038

Property and equipment, net                  318        317
Long-term marketable securities              357        322
Cost in excess of net tangible assets
  acquired                                   154        155
Deferred income taxes                         52         56
Other                                         67         69

        Total assets                      $2,147     $1,957



          LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
 Medical costs payable                    $  545     $  527
 Trade accounts payable and accrued expenses 190        233
 Unearned premium revenues                   122
 Income taxes payable                         81         56

     Total current liabilities               938        816

Long-term obligations                         86         83

     Total liabilities                     1,024        899

Contingencies

Common stockholders' equity:
 Common stock, $.16 2/3 par; authorized
   300,000,000 shares; issued and outstanding
   161,701,945 shares - March 31, 1995 and
   161,330,064 shares - December 31, 1994     27         27
 Other                                     1,096      1,031

     Total common stockholders' equity     1,123      1,058

        Total liabilities and
          common stockholders' equity     $2,147     $1,957









                    See accompanying notes.

                          HUMANA INC.
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        For the quarters ended March 31, 1995 and 1994
                           Unaudited
                     (Dollars in millions)



                                             1995      1994

Cash flows from operating activities:

 Net income                                 $  53     $  32
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
     Depreciation and amortization             15        12
     Deferred income taxes                     (2)       (4)
     Changes in operating assets
      and liabilities                         108       106
     Other                                                2

       Net cash provided by
        operating activities                  174       148


Cash flows from investing activities:

 Purchase of property and equipment           (12)      (14)
 Acquisition of health plan assets                      (36)
 Disposition of property and equipment                    5
 Change in marketable securities               23       (85)
 Other investing activities                    (1)      (21)

       Net cash provided by (used in)
        investing activities                   10      (151)


Cash flows from financing activities:

 Other                                          3         1

       Net cash provided by
        financing activities                    3         1

Increase (decrease) in cash
 and cash equivalents                         187        (2)
Cash and cash equivalents
 at beginning of period                       272       372

Cash and cash equivalents
 at end of period                           $ 459     $ 370


Interest payments                           $   1
Income tax payments, net                        2     $   1

                    See accompanying notes.

                          HUMANA INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           Unaudited



(A) Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Form 10-K of Humana Inc. (the "Company") for the year ended December 31, 1994.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(B) Contingencies

The Company provides medical services to Medicare risk members under contracts with the Health Care Financing Administration ("HCFA") that are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. The loss of these contracts or significant changes in the Medicare program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. Effective January 1, 1995, the average rate of increase under these contracts approximated 6 percent. Over the last five years, annual increases have ranged from as low as 2 percent in January 1991 to as high as 12 percent in January 1993, with an average of 6 percent.

During 1994, the Company's South Florida health plan (the "Plan") was denied accreditation by the National Committee for Quality Assurance ("NCQA"). In addition, HCFA notified the Company regarding its separate investigation of the Plan, that the Plan was not fully meeting data collection and use requirements in the areas of utilization management, quality assurance and availability/accessibility. The Company has begun various corrective action procedures developed jointly with regulatory agencies to resolve the issues identified and expects no material effects on its results of operations, financial position or cash flows as a result of the HCFA investigation or NCQA accreditation denial.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on its results of operations, financial position or cash flows.









                               6
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company offers managed health care products which integrate management with the delivery of health care services through a network of providers who share financial risk or who have incentives to deliver quality, cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require use of contracting providers. HMOs and PPOs also control health care costs by various means including the use of utilization controls such as pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures.

The Company's HMO and PPO products are primarily marketed to employer and other groups ("Commercial") as well as Medicaid and Medicare-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products that provide managed care services which include all Medicare benefits and, in certain circumstances, additional managed care services that are not included in Medicare benefits ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement").


Results of Operations


The Company's premium revenues increased 20 percent to $1 billion for the quarter ended March 31, 1995, compared to $853 million for the same period in 1994. This growth was due to same-store membership gains, a 5.7 percent increase in Medicare risk premium rates, and the 1994 acquisitions of CareNetwork, Inc. and Group Health Association. Premium revenues associated with these acquisitions totaled approximately $84 million for the quarter ended March 31, 1995, compared to approximately $17 million during the first quarter of 1994.

Membership in the Company's Commercial products increased 136,300 or 9 percent during the first quarter ended March 31, 1995. On a same-store basis, Commercial membership for the quarter ended March 31, 1995, increased 131,700 compared to 120,000 for all of 1994. The Company also added 5,100 Medicare risk members and 134,900 members in its administrative services product. Medicare supplement membership declined 5,600 members during the quarter ended March 31, 1995, as anticipated, continuing the decline first experienced in 1993. For all of 1995, the Company anticipates combined Commercial and Medicare risk product membership gains in excess of 10 percent.

The medical loss ratio for the quarter ended March 31, 1995, was 80.6 percent compared to 82.4 percent for the same period in 1994. The improvement was primarily due to decreased hospital utilization in both the Commercial and Medicare risk products. Patient days per thousand members for the quarter ended March 31, 1995, decreased 5 percent from the same period a year ago to 274 days per thousand for the Commercial product and 6 percent to 1,507 days per thousand for the Medicare risk product.
In addition, the Medicare risk premium rate increase of 5.7 percent exceeded the rate of growth of physician and other medical services costs in this product, which resulted in an improvement in the overall loss ratio. Because the Company does not expect Commercial product premium


                               7
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


rate increases for the remainder of 1995, additional improvements in hospital and other medical services costs are necessary to achieve further reductions in the medical loss ratio.

The administrative cost ratio was 13.7 percent and 13.4 percent for the quarters ended March 31, 1995 and 1994, respectively. The increase is the result of increased marketing efforts, costs associated with the integration of acquired plans and the expansion of market service areas. Although the Company expects these types of costs to continue, the administrative cost ratio is expected to decline during the latter part of 1995 as a result of membership growth.

Interest income totaled $19 million and $13 million for the quarters ended March 31, 1995 and 1994, respectively. The increase is attributable to higher yields earned in the first quarter of 1995 compared to the first quarter of 1994, as well as increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated 8 percent and 6 percent for the quarters ended March 31, 1995 and 1994, respectively.

The Company's income before income taxes totaled $80 million for the quarter ended March 31, 1995, compared to $51 million for the quarter ended March 31, 1994. Net income increased to $53 million or $.32 per share from $32 million or $.20 per share for the quarters ended March 31, 1995 and 1994, respectively.


Liquidity


Cash provided by the Company's operations totaled $174 million and $148 million for the quarters ended March 31, 1995 and 1994, respectively. The timing of the receipt of Medicare risk premiums increased cash provided by operations by $122 million for the quarter ended March 31, 1995 compared to $6 million for the same period in 1994. Excluding the effect of the timing of Medicare risk premiums, cash provided by operations was $52 million and $142 million for the quarters ended March 31, 1995 and 1994, respectively. This decrease in cash provided by operations was primarily attributable to the timing of payments for medical costs and other payables, partially offset by increased net income.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent that the subsidiaries' ability to pay dividends to the Company requires regulatory approval. At March 31, 1995, and December 31, 1994, the Company had approximately $250 million and $220 million of unrestricted cash, cash equivalents and marketable securities, respectively.

Management believes that existing working capital, including the aforementioned unrestricted funds, future operating cash flows, and the availability of a $350 million line of credit are sufficient to meet future liquidity needs, allow the Company to pursue acquisition and expansion opportunities and fund capital requirements.


                               8

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources


The Company's ongoing capital expenditures relate primarily to the addition or expansion of medical care facilities used by either employed or affiliated physicians as well as administrative facilities and related computer information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service.

Excluding acquisitions, planned capital spending in 1995 will approximate $45 million to $50 million compared to $39 million in 1994. Management believes that its capital spending program is adequate to expand, improve and equip its existing business.










































                               9
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



                                          1995            1994


Commercial members enrolled at:
  March 31                           1,664,600       1,381,100
  June 30                                            1,386,100
  September 30                                       1,408,800
  December 31                                        1,528,300


Medicare risk members enrolled at:
  March 31                             292,500         276,600
  June 30                                              281,200
  September 30                                         286,400
  December 31                                          287,400


Medicare supplement members
 enrolled at:
  March 31                             126,100         144,100
  June 30                                              139,000
  September 30                                         134,700
  December 31                                          131,700


Administrative services members
 enrolled at:
  March 31                             228,400          75,500
  June 30                                               81,300
  September 30                                          79,100
  December 31                                           93,500


Total members enrolled at:
  March 31                           2,311,600       1,877,300
  June 30                                            1,887,600
  September 30                                       1,909,000
  December 31                                        2,040,900
















                              10

Part II:  Other Information


Items 1 - 3:

       None

Item 4:  Submission of Matters to a Vote of Security Holders

       (a) The regular annual meeting of stockholders of Humana Inc.
           was held in Louisville, Kentucky on May 11, 1995 for the purpose of electing the board of directors.

       (b) Proxies for the meeting were solicited pursuant to Section
           14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.
           All of management's nominees for directors were elected as follows:

                  Name                  For        Withheld


           K. Frank Austen, M.D.  142,430,435       282,836
           Michael E. Gellert     141,590,086     1,123,185
           John R. Hall           142,444,699       268,572
           David A. Jones         142,131,791       581,480
           David A. Jones, Jr.    142,116,339       596,932
           Irwin Lerner           142,435,054       278,217
           W. Ann Reynolds, Ph.D. 142,121,416       591,855
           Wayne T. Smith         142,130,098       583,173

Item  5:

       None

Item  6:   Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges

           Exhibit 27 - Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.
















                              11

                          Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HUMANA INC.






   Date:    May 12, 1995           /s/ James E. Murray

                                   James E. Murray
                                   Vice President and Controller
                                   (Principal Accounting Officer)




   Date:    May 12, 1995           /s/ Arthur P. Hipwell

                                   Arthur P. Hipwell
                                   Senior Vice President and
                                   General Counsel































                              12