Form 10-Q
period 1995-06-30
HUMANA INC
filed 1995-08-14
CIK 49071

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

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

                                                   Outstanding at
         Class of Common Stock                     August 10, 1995


           $.16 2/3 par value                     161,825,590 shares

                              1 of 16


                            HUMANA INC.
                             FORM 10-Q
                           June 30, 1995


                                                          Page of
                                                         Form 10-Q

Part I: Financial Information



Item 1. Financial Statements

        Condensed Consolidated Statement of Income
        for the quarters and six months ended
        June 30,1995 and 1994                                3

        Condensed Consolidated Balance Sheet at
        June 30, 1995 and December 31, 1994                  4

        Condensed Consolidated Statement of
        Cash Flows for the six months ended
        June 30, 1995 and 1994                               5

        Notes to Condensed Consolidated
        Financial Statements                               6-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 8-14



Part II:  Other Information


Items 1 to 6                                             15-16






























                                 2
                            HUMANA INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
   For the quarters and six months ended June 30, 1995 and 1994
                             Unaudited
          (Dollars in millions, except per share results)




                                Quarter              Six Months

                            1995       1994       1995        1994


Revenues:
 Premiums                $ 1,048    $   897    $ 2,073     $ 1,750
 Interest                     19         15         38          28
 Other income                  3          5          7           8

   Total revenues          1,070        917      2,118       1,786


Operating expenses:
 Medical costs               860        736      1,686       1,439
 Selling, general and
   administrative            125        111        250         213
 Depreciation and
   amortization               15         12         30          24
 Unusual charge (a)                      18                     18

   Total operating
     expenses              1,000        877      1,966       1,694


Income from operations        70         40        152          92

 Interest expense
   (recovery) (a)              2        (28)         4        (27)


Income before income taxes    68         68        148         119

 Provision for income
   taxes (a)                  23         14         50          33


Net income (a)           $    45    $    54    $    98     $    86



Earnings per common
 share (a)               $   .28    $   .33    $   .60     $   .53




Shares used in earnings
 per common share
 computation (000)       162,255    160,836    162,148     160,659



 (a) 1994 second quarter and six-month results include the favorable effect of the settlement of tax disputes with the Internal
      Revenue Service partially offset by the write-down of a nonoperational asset.








                      See accompanying notes.


                                 3
                            HUMANA INC.
               CONDENSED CONSOLIDATED BALANCE SHEET
                             Unaudited
          (Dollars in millions, except per share amounts)



                                             June 30,  December 31,
                                                1995        1994


                       Assets

Current assets:
 Cash and cash equivalents                   $   447     $   272
 Marketable securities                           528         609
 Premiums receivable, less allowance
   for loss of $19 - June 30, 1995
   and $20 - December 31, 1994                    80          74
 Deferred income taxes                            42          45
 Other                                            64          38

     Total current assets                      1,161       1,038
Property and equipment, net                      320         317
Long-term marketable securities                  388         322
Cost in excess of net tangible
 assets acquired                                 159         155
Deferred income taxes                             50          56
Other                                             85          69

       Total assets                          $ 2,163     $ 1,957



            Liabilities and Common Stockholders' Equity

Current liabilities:
 Medical costs payable                       $   554     $   527
 Trade accounts payable and
   accrued expenses                              166         233
 Unearned premium revenues                       127
 Income taxes payable                             52          56

     Total current liabilities                   899         816
Professional liability and other obligations      88          83

     Total liabilities                           987         899

Contingencies
Common stockholders' equity:
 Common stock, $.16 2/3 cents par; authorized
   300,000,000 shares; issued and outstanding
   161,820,165 shares - June 30, 1995 and
   161,330,064 shares - December 31, 1994         27          27
 Other                                         1,149       1,031

     Total common stockholders' equity         1,176       1,058

       Total liabilities and common
         stockholders' equity                $ 2,163     $ 1,957












                      See accompanying notes.


                                 4
                            HUMANA INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the six months ended June 30, 1995 and 1994
                             Unaudited
                       (Dollars in millions)




                                                  1995       1994


Cash flows from operating activities:

 Net income                                      $  98      $  86
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                  30         24
     Deferred income taxes                          (1)        48
     Unusual charge                                            18
     Changes in operating assets and liabilities    71        (46)
     Other                                          (1)         2

       Net cash provided by operating activities   197        132



Cash flows from investing activities:

 Purchase and disposition of property and
   equipment, net                                  (25)       (11)
 Acquisition of health plan assets                  (3)       (37)
 Change in marketable securities                     2       (152)

       Net cash used in investing activities       (26)      (200)



Cash flows from financing activities:

 Other                                               4          3

       Net cash provided by financing activities     4          3


Increase (decrease) in cash and cash equivalents   175        (65)
Cash and cash equivalents at beginning of period   272        372


Cash and cash equivalents at end of period       $ 447      $ 307



Interest payments (refunds), net                 $   2      $ (20)

Income tax payments (refunds), net               $  52      $ (13)















                      See accompanying notes.


                                 5
                            HUMANA INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             Unaudited


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

(B) Contingencies

The Company provides medical services to Medicare risk members under contracts with the Health Care Financing Administration ("HCFA") that are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. The loss of these contracts or significant changes in the Medicare program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. On July 28, 1995, HCFA's Office of the Actuary announced the projected national average rate of increase for 1996 under these contracts to be 10.1 percent. The final rate of increase will be announced in September 1995. When the final rate increase is determined, geographic and other adjustments could significantly affect the Company's actual 1996 increase. Over the last five years, annual increases have ranged from as low as 2 percent in January 1991 to as high as 12 percent in January 1993, with an average of 6 percent.

During 1994, the Company's South Florida health plan (the "Plan") was denied accreditation by the National Committee for Quality Assurance ("NCQA"). The Company began various corrective action procedures developed to resolve the issues identified and expects no material effects on its results of operations, financial position or cash flows as a result of the NCQA accreditation denial. In addition, HCFA notified the Company regarding a separate investigation of the Plan, that the Plan was not fully meeting data collection and use requirements in the areas of utilization management, quality assurance and availability/accessibility. In July 1995, HCFA notified the Company that it had successfully restored compliance with these requirements. HCFA's notification was based upon site visits conducted by them in January and May 1995, together with other information submitted to HCFA by the Company.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on its results of operations, financial position or cash flows.










                                 6
                            HUMANA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
                             Unaudited

(C) Subsequent Event

On August 9, 1995 the Company entered into a definitive agreement with EMPHESYS Financial Group, Inc. ("EMPHESYS") pursuant to which EMPHESYS will merge with and into a wholly owned subsidiary of the Company. EMPHESYS, based in Green Bay, Wisconsin, provides medical health care services to approximately 1.3 million members. The Company will commence an all cash tender offer on or prior to August 16, 1995, to acquire all of EMPHESYS' outstanding common stock for $37.50 per share. The aggregate purchase price of approximately $650 million will be funded through bank borrowings, available cash and marketable securities (which may require the sale of selected marketable securities). Lincoln National Corporation ("Lincoln National"), through a wholly owned subsidiary, owns approximately 29 percent of the outstanding shares of EMPHESYS. Lincoln National has agreed to tender its shares, has granted the Company an option to acquire all of its EMPHESYS shares at $37.50 per share and has entered into other customary lock-up arrangements with the Company. The transaction, which is subject to certain regulatory approvals, is expected to be completed in the fall of 1995.












































                                 7

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company offers managed health care products which integrate management with the delivery of health care services through a network of providers who share financial risk or who have incentives to deliver quality, cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracting providers. HMOs and PPOs also control health care costs by various means including the use of utilization controls such as pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures.

The Company's HMO and PPO products are marketed primarily to employer and other groups ("Commercial") as well as Medicaid and Medicare-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products that provide managed care services which include all Medicare benefits and, in certain circumstances, additional managed care services that are not included in Medicare benefits ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement").

Results of Operations


Second Quarter Ended June 30, 1995 and 1994

The Company's premium revenues increased 17 percent to $1 billion for the quarter ended June 30, 1995, compared to $897 million for the same period in 1994. This growth was due to same-store Commercial membership gains, a 5 percent increase in Medicare risk premium rates and the December 1994 acquisition of CareNetwork, Inc. Premium revenues associated with this acquisition totaled approximately $40 million for the quarter ended June 30, 1995. Partially reducing these increases was a 1.8 percent reduction of Commercial premium rates. Management believes this rate of decrease will continue for the remainder of 1995.

Membership in the Company's Commercial products increased 54,700 or 3 percent during the second quarter ended June 30, 1995. On a same-store basis, Commercial membership for the quarter ended June 30, 1995, increased 53,000 compared to 5,000 for the same period in 1994. The Company also added 4,100 Medicare risk members and 36,000 members in its administrative services product. Medicare supplement membership declined 4,200 members during the quarter ended June 30, 1995, as anticipated. For all of 1995, the Company anticipates combined same-store Commercial and Medicare risk product membership gains approximating 15 to 20 percent.



















                                 8

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)



The medical loss ratio for the quarter ended June 30, 1995, was 82.1 percent compared to 81.9 percent for the same period in 1994. The increase was due primarily to an increase in non-hospital and outpatient services costs associated with the Company's Commercial product in expansion markets and less restrictive managed care products. Although the Company has developed corrective action plans, it is anticipated that increased non-hospital and outpatient services cost trends experienced during the second quarter of 1995 will likely continue during the remainder of 1995. Patient days per thousand members for the quarter ended June 30, 1995, decreased 4 percent from the same period a year ago to 259 days per thousand for the Commercial product and 3 percent to 1,353 days per thousand for the Medicare risk product.

The administrative cost ratio was 13.4 percent and 13.6 percent for the quarters ended June 30, 1995 and 1994, respectively. The reduction is the result of increased premium revenues as well as efforts to control administrative spending. As a result of membership growth, the administrative cost ratio is expected to continue to decline for the remainder of 1995.

Interest income totaled $19 million and $15 million for the quarters ended June 30, 1995 and 1994, respectively. The increase is attributable to higher yields earned in the second quarter of 1995 compared to the same period in 1994, as well as increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated 8 percent and 6 percent for the quarters ended June 30, 1995 and 1994, respectively.

The Company's income before income taxes totaled $68 million for the quarter ended June 30, 1995 compared to $57 million for the quarter ended June 30, 1994. Income before income taxes for 1994 excludes $29 million related to the favorable settlement of tax disputes with the Internal Revenue Service (the "IRS") and an $18 million charge related to the write-down of a nonoperational asset. Excluding the effects of the nonrecurring items described above, net income increased to $45 million or $.28 per share from $37 million or $.23 per share for the quarters ended June 30, 1995 and 1994, respectively.

Six Months Ended June 30, 1995 and 1994

The Company's premium revenues increased 18 percent to $2.1 billion for the six months ended June 30, 1995 compared to $1.8 billion for the same period in 1994. This growth was due to same-store membership gains, a 5 percent increase in Medicare risk premium rates and the 1994 acquisitions of CareNetwork, Inc. and Group Health Association. Premium revenues associated with these acquisitions totaled approximately $169 million for the six months ended June 30, 1995, compared to approximately $67 million for the six months ended June 30, 1994. Commercial premium rates were down approximately 1 percent for the six months ended June 30, 1995, compared to the same period in 1994. Management believes that commercial premium rates will continue to be down 1 percent to 2 percent (compared to 1994) for the remainder of 1995.











                                 9

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)



Membership in the Company's Commercial products increased 191,000 or 12 percent during the six months ended June 30, 1995. On a same-store basis, Commercial membership for the six months ended June 30, 1995, increased 180,900 compared to 55,400 for the same period in 1994. The Company also added 9,200 Medicare risk members and 170,900 members in its administrative services product. Medicare supplement membership declined 9,800 members during the six months ended June 30, 1995, as anticipated. For all of 1995, the Company anticipates combined same-store Commercial and Medicare risk product membership gains approximating 15 to 20 percent.

The medical loss ratio for the six months ended June 30, 1995 was 81.3 percent compared to 82.2 percent for the same period in 1994. The improvement was the result of decreased hospital utilization in both the Commercial and Medicare risk products and Medicare risk premium rate increases which exceeded the rate of growth of physician and other medical services costs. Patient days per thousand members decreased 5 percent from the same period a year ago to 266 days per thousand for the Commercial product and 4 percent to 1,429 days per thousand for the
Medicare risk product.   The year-to-date improvement in the medical loss
ratio was reduced during the second quarter of 1995 by an increase in non-hospital and outpatient services costs. The medical loss ratio for the second quarter of 1995 was 82.1 percent compared to 81.9 percent for the second quarter of 1994. Although the Company has developed corrective action plans, it is anticipated that the increased non-hospital and outpatient services cost trends experienced during the second quarter of 1995 will likely continue during the remainder of 1995.

The administrative cost ratio was 13.5 percent for the six months ended June 30, 1995 and 1994. The administrative cost ratio is expected to decline during the remainder of 1995 as a result of membership growth.

Interest income totaled $38 million and $28 million for the six months ended June 30, 1995 and 1994, respectively. The increase is attributable to higher yields earned in the six months of 1995 compared to the same period in 1994, as well as increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated 8 percent and 6 percent for the six months ended June 30, 1995 and 1994, respectively.

The Company's income before income taxes totaled $148 million for the six months ended June 30, 1995, compared to $108 million for the six months ended June 30, 1994. Income before income taxes for 1994 excludes $29 million related to the favorable settlement of tax disputes with the IRS and an $18 million charge related to the write-down of a nonoperational
asset.   Excluding the effects of the nonrecurring items described above, net income increased to $98 million or $.60 per share from $69 million or $.43 per share for the six months ended June 30, 1995 and 1994, respectively.















                                10
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)



Liquidity


Cash provided by the Company's operations totaled $197 million for the six months ended June 30, 1995 compared to $132 million for the six months ended June 30, 1994. The timing of the receipt of Medicare risk premiums increased cash provided by operations by $127 million for the six months ended June 30, 1995 and reduced cash provided by operations by $110 million for the same period in 1994. Excluding the effect of the timing of Medicare risk premiums, cash provided by operations was $70 million and $242 million for the six months ended June 30, 1995 and 1994, respectively. The decrease in cash provided by operations was primarily attributable to the timing of payments for medical costs and other payables as well as inclusion in 1994 of the settlement of tax disputes with the IRS.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent that the subsidiaries' ability to pay dividends to its parent Company requires regulatory approval. At June 30, 1995, and December 31, 1994, the Company had approximately $350 million and $220 million of unrestricted cash, cash equivalents and marketable securities, respectively.

On August 9, 1995, the Company entered into a definitive agreement with EMPHESYS Financial Group, Inc. ("EMPHESYS") pursuant to which, subject to the terms and conditions of such agreement, EMPHESYS will merge with and into a wholly owned subsidiary of the Company. EMPHESYS, based in Green Bay, Wisconsin, provides medical health care services to approximately 1.3 million members. The Company will commence an all cash tender offer on or prior to August 16, 1995, to acquire all of EMPHESYS' outstanding common stock for $37.50 per share. The aggregate purchase price of approximately $650 million will be funded through bank borrowings, available cash and marketable securities (which may require the sale of selected marketable securities). This transaction, which is subject to certain regulatory approvals, is expected to be completed in the fall of 1995.

Management believes that existing working capital and future operating cash flows are sufficient to meet future liquidity needs.


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








                                11

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)



                                            1995             1994


Commercial members enrolled at:
   March 31                              1,664,600        1,381,100
   June 30                               1,719,300        1,386,100
   September 30                                           1,408,800
   December 31                                            1,528,300


Medicare risk members enrolled at:
   March 31                                292,500          276,600
   June 30                                 296,600          281,200
   September 30                                             286,400
   December 31                                              287,400


Medicare supplement members enrolled at:
   March 31                                126,100          144,100
   June 30                                 121,900          139,000
   September 30                                             134,700
   December 31                                              131,700


Administrative services members enrolled at:
   March 31                                228,400           75,500
   June 30                                 264,400           81,300
   September 30                                              79,100
   December 31                                               93,500


Total members enrolled at:
   March 31                              2,311,600        1,877,300
   June 30                               2,402,200        1,887,600
   September 30                                           1,909,000
   December 31                                            2,040,900
























                                12
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

      Supplemental Consolidated Statement of Quarterly Income
          (Dollars in millions except per share results)



                                                1995

                               First         Second         Total

Revenues:
 Premiums:
   Commercial                 $  614         $  633        $1,247
   Medicare risk                 384            389           773
   Medicare supplement            27             26            53

                               1,025          1,048         2,073
 Interest                         19             19            38
 Other income                      4              3             7

   Total revenues              1,048          1,070         2,118

Operating expenses:
 Medical costs                   826            860         1,686
 Selling, general and
   administrative                125            125           250
 Depreciation and
   amortization                   15             15            30

     Total operating expenses    966          1,000         1,966

Income from operations            82             70           152

 Interest expense                  2              2             4

Income before income taxes        80             68           148

 Provision for income taxes       27             23            50

Net income                    $   53         $   45        $   98


Earnings per common share     $  .32         $  .28        $  .60


Medical loss ratio              80.6%          82.1%         81.3%


Administrative cost ratio       13.7%          13.4%         13.5%



























                                13
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

      Supplemental Consolidated Statement of Quarterly Income
          (Dollars in millions except per share results)



                                             1994

                            First   Second  Third   Fourth   Total
Revenues:
  Premiums:
   Commercial             $  480   $  518   $ 521   $ 537  $ 2,056
   Medicare risk             342      350     357     357    1,406
   Medicare supplement        31       29      28      26      114

                             853      897     906     920    3,576
 Interest                     13       15      17      17       62
 Other income                  3        5       3       5       16

   Total revenues            869      917     926     942    3,654

Operating expenses:
 Medical costs               703      736     736     743    2,918
 Selling, general and
   administrative            102      111     111     112      436
 Depreciation and
   amortization               12       12      13      13       50

     Total operating
      expenses               817      859     860     868    3,404

Income from operations        52       58      66      74      250
 Interest expense              1        1       1       1        4

Income before income taxes    51       57      65      73      246
 Provision for income
   taxes                      19       20      23      25       87

Net income                $   32   $   37   $  42   $  48  $   159


Earnings per common share $  .20   $  .23   $ .27   $ .30  $  1.00


Medical loss ratio          82.4%    81.9%   81.3%   80.8%   81.6%


Administrative cost ratio   13.4%    13.6%   13.7%   13.6%   13.6%






Note:Second quarter and the total results exclude the impact of the favorable settlement of tax disputes with the Internal Revenue Service and the write-down of a nonoperational asset.










                                14

Part II:  Other Information


Items 1 - 4:

         None

Item  5: Other Information

         See Note (C) of Notes To Condensed Consolidated Financial
         Statements.

Item  6:    Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges

            Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.














































                                15

                            Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HUMANA INC.






   Date:    August 14, 1995           /s/ James E. Murray

                                      James E. Murray
                                      Vice President and Controller
                                      (Principal Accounting Officer)




   Date:    August 14, 1995           /s/ Arthur P. Hipwell

                                      Arthur P. Hipwell
                                      Senior Vice President and
                                      General Counsel







































                                16