Form 10-Q
period 1995-09-30
HUMANA INC
filed 1995-11-13
CIK 49071

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                Commission file number 1-5975

                         HUMANA INC.

   (Exact name of registrant as specified in its charter)

                Delaware                                 61-0647538
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation organization)                 Identification No.)

500 West Main Street, Louisville, Kentucky                 40202
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


           YES    X                        NO
               _______                          _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
   Class of Common Stock                  November 8, 1995
   _____________________                  ________________

     $.16 2/3 par value                  161,888,113 shares


                           1 of 19

                         HUMANA INC.
                          F0RM 10-Q
                     September 30, 1995

                                                             Page of
                                                            Form 10-Q
                                                            _________
Part I: Financial Information
_____________________________

Item 1.  Financial Statements

         Condensed Consolidated Statement of Income for
         the quarters and nine months ended September
         30, 1995 and 1994                                       3

         Condensed Consolidated Balance Sheet at
         September 30, 1995 and December 31, 1994                4

         Condensed Consolidated Statement of Cash
         Flows for the nine months ended September
         30, 1995 and 1994                                       5

         Notes to Condensed Consolidated
         Financial Statements                                  6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  8-15



Part II:  Other Information
___________________________

Items 1 to 6                                                16-17



Exhibits
_______

Ratio of Earnings to Fixed Charges                            18

Financial Data Schedule                                       19



















                              2

                         HUMANA INC.
         CONDENSED CONSOLIDATED STATEMENT OF INCOME
           For the quarters and nine months ended
                 September 30, 1995 and 1994
                          Unaudited
       (Dollars in millions except per share results)

                                 Quarter                Nine months
                             _________________        _________________

                             1995       1994          1995      1994 (a)
                             ____       ____          ____      ____
Revenues:
  Premiums                $ 1,072    $   906       $ 3,145   $ 2,656
  Interest                     20         17            58        45
  Other income                  2          3             9        11

    Total revenues          1,094        926         3,212     2,712

Operating expenses:
  Medical costs               885        736         2,571     2,175
  Selling, general and
   administrative             126        111           376       324
  Depreciation and
   amortization                16         13            46        37
  Unusual charge                                                  18

     Total operating
     expenses               1,027        860         2,993     2,554

Income from operations         67         66           219       158

  Interest expense
   (recovery)                   2          1             6       (26)


Income before income
  taxes                        65         65           213       184

  Provision for
   income taxes                22         23            72        56

Net income                $    43    $    42       $   141   $   128


Earnings per common share $   .27    $   .27       $   .87   $   .80


Shares used in earnings
 per common share
 computation (000)        162,334    161,053       162,210   160,790


  (a) Results for the nine months ended September 30, 1994, include the favorable effect of a settlement of tax disputes with the Internal Revenue Service partially offset by the write-down of a non-operational asset.




                   See accompanying notes.


                              3

                         HUMANA INC.
            CONDENSED CONSOLIDATED BALANCE SHEET
                          Unaudited
       (Dollars in millions except per share amounts)

                                      September 30,       December 31,
                                          1995                1994
                                      _____________       ____________

                           Assets
Current assets:
  Cash and cash equivalents             $   622             $   272
  Marketable securities                     323                 609
  Premiums receivable, less
   allowance for loss of $22 -
   September 30, 1995 and $20 -
   December 31, 1994                         88                  74
  Deferred income taxes                      41                  45
  Other                                      69                  38

    Total current assets                  1,143               1,038

Property and equipment, net                 319                 317
Long-term marketable securities             469                 322
Cost in excess of net tangible
  assets acquired                           158                 155
Deferred income taxes                        46                  56
Other                                        77                  69

    Total assets                        $ 2,212             $ 1,957

         Liabilities and Common Stockholders' Equity

Current liabilities:
  Medical costs payable                 $   552             $   527
  Trade accounts payable and
   accrued expenses                         167                 233
  Unearned premium revenues                 116
  Income taxes payable                       59                  56

    Total current liabilities               894                 816

Professional liability and other
 obligations                                 94                  83

    Total liabilities                       988                 899

Contingencies

Common stockholders' equity:
  Common stock, $.16 2/3 cents par;
   authorized 300,000,000 shares;
   issued and outstanding
   161,860,802 shares - September 30, 1995
   and 161,330,064 shares - December 31,
   1994                                      27                  27
  Other                                   1,197               1,031

     Total common stockholders' equity    1,224               1,058
         Total liabilities and
          common stockholders' equity   $ 2,212             $ 1,957

                   See accompanying notes.

                              4

                         HUMANA INC.
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
    For the nine months ended September 30, 1995 and 1994
                          Unaudited
                    (Dollars in millions)


                                                1995           1994
                                                ____           ____

Cash flows from operating activities:

  Net income                                  $  141         $  128
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                 46             37
    Deferred income taxes                          2             57
    Unusual charge                                               18
    Changes in operating assets and
      liabilities                                 68            111
    Other                                                         2

      Net cash provided by operating activities  257            353

Cash flows from investing activities:

  Purchase and disposition of property and
   equipment, net                                (36)           (16)
  Acquisition of health plan assets               (3)           (37)
  Change in marketable securities                128           (209)

      Net cash provided by (used in)
       investing activities                       89           (262)

Cash flows from financing activities:

  Other                                            4              3

      Net cash provided by financing
       activities                                  4              3

Increase in cash and cash equivalents            350             94
Cash and cash equivalents at beginning
  of period                                      272            372

Cash and cash equivalents at end of period    $  622         $  466

Interest payments (refunds), net              $    3         $  (20)

Income tax payments, net                      $   63         $    1







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

(B) Contingencies

The Company provides medical services to Medicare risk members under contracts with the Health Care Financing Administration ("HCFA") that are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. The loss of these contracts or significant changes in the Medicare program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. Although pending legislation could significantly lower the actual rate of increase, the Company's January 1, 1996 average rate of increase as reported by HCFA (weighted average for the members and markets served) under these contracts approximates 9 percent. Over the last five years, annual increases have ranged from as low as 2 percent in January 1991 to as high as 12 percent in January 1993, with an average of 6 percent.

During 1994, the Company's South Florida health plan (the "Plan") was denied accreditation by the National Committee for Quality Assurance ("NCQA"). The Company has implemented various corrective action procedures developed to resolve the issues identified and expects no material effects on its results of operations, financial position or cash flows as a result of the NCQA accreditation denial.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on its results of operations, financial position or cash flows.

                         HUMANA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          Unaudited


(C) Subsequent Events

On August 16, 1995, the Company began an all cash tender offer to acquire all of the outstanding common stock of EMPHESYS Financial Group, Inc. ("EMPHESYS"). On October 11, 1995, as a result of all conditions of the tender offer being met, including obtaining all necessary regulatory approvals and the attainment by EMPHESYS of certain specified financial and operational targets, the tender offer was closed and all shares tendered (16,890,756 or 99 percent of EMPHESYS shares outstanding) were acquired. Under Delaware law, the remaining stockholders are entitled to receive the same merger consideration as those who tendered their shares.

The aggregate purchase price of approximately $650 million was funded by the Company through available cash and bank borrowings. The bank borrowings, which totalled approximately $250 million, were pursuant to a credit agreement dated as of September 26, 1995, among the Company, Chemical Bank, as agent, and several other banks (the "Credit Agreement"). The Credit Agreement, which expires September 25, 2000, provides for a $600 million revolving line of credit at terms generally more favorable than those existing under the prior agreement.

On October 19, 1995, a wholly owned subsidiary of the Company entered into a stock purchase agreement to acquire certain operating subsidiaries of Coastal Physician Group, Inc. ("Coastal") for approximately $50 million which is to be funded with available cash. The subsidiaries to be acquired operate 47 primary care centers, which serve approximately 75,000 Commercial and Medicare risk members of the Company, in South Florida and Tampa. The transaction, which is subject to regulatory approvals, is expected to close in the fourth quarter of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Humana Inc. ("Humana" or the "Company") offers managed health care products which integrate management with the delivery of health care services through a network of providers who share financial risk or who have incentives to deliver quality, cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracting providers. HMOs and PPOs also control health care costs by various means including the use of utilization controls such as pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures.

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

On October 11, 1995, the Company completed its acquisition of EMPHESYS Financial Group, Inc. ("EMPHESYS"), a commercial group health insurer, for a total purchase price of approximately $650 million. EMPHESYS is a leading provider of a broad range of managed care medical products to small businesses, and also provides group life, dental and disability income insurance. EMPHESYS' revenues for the twelve months ended
June 30, 1995, were approximately $1.6 billion. For the six months ended June 30, 1995, EMPHESYS' medical loss ratio was 75.1 percent and its administrative cost ratio was 21.7 percent. For the same six-month period, Humana's medical loss ratio was 81.3 percent and its administrative cost ratio was 13.5 percent. EMPHESYS' medical loss and administrative cost ratios were different from Humana's because of differences in the nature of each entity's products, customer base and the manner in which its products and services are distributed to those customers. At September 30, 1995, EMPHESYS had 1.3 million medical members.


Results of Operations
_____________________

Third Quarter Ended September 30, 1995 and 1994

The Company's premium revenues increased 18.4 percent to $1.1 billion for the quarter ended September 30, 1995, compared to $906 million for the same period in 1994. This growth was due to same-store Commercial membership gains, a 4.6 percent increase in Medicare risk premium rates and the December 1994 acquisition of CareNetwork, Inc. Premium revenues associated with this acquisition totaled approximately $41 million for the quarter ended September 30, 1995. Partially reducing these increases was the effect of a 2.0 percent reduction of Commercial premium rates. Including EMPHESYS, management anticipates that Commercial premium rates will continue to decrease at approximately the same rate for the remainder of 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and

Membership in the Company's Commercial products increased 60,900 or 3.5 percent during the third quarter ended September 30, 1995. On a same-store basis, Commercial membership for the quarter ended September 30, 1995, increased 59,000 compared to 22,700 for the same period in 1994. The Company also added 7,700 Medicare risk members. Medicare supplement membership declined 2,800 members during the quarter ended September 30, 1995. For all of 1995, management anticipates same-store Commercial product membership gains approximating 19 to 20 percent and Medicare risk product membership gains approximating 7 percent. It is anticipated that EMPHESYS' medical and specialty product membership will remain flat for the remainder of 1995.

The medical loss ratio for the quarter ended September 30, 1995, was
82.6 percent compared to 81.3 percent for the same period in 1994. The increase was due primarily to an increase in non-hospital and outpatient services costs associated with the Company's Commercial product. Although the medical loss ratio for the third quarter of 1995 increased over the third quarter of 1994, medical costs per member per month during the third quarter of 1995 were flat with those of the second quarter of 1995. Patient days per thousand members for the quarter ended September 30, 1995, decreased 2.7 percent from the same period a year ago to 252 days per thousand for the Commercial product and decreased 1.0 percent to 1,327 days per thousand for the Medicare risk product. With the inclusion of EMPHESYS, the medical loss ratio of the Company for the fourth quarter of 1995 is expected to be below that of Humana prior to the EMPHESYS acquisition.

The administrative cost ratio was 13.3 percent and 13.7 percent for the quarters ended September 30, 1995 and 1994, respectively. The reduction is the result of increased premium revenues as well as efforts to control administrative cost spending. With the inclusion of EMPHESYS, the administrative cost ratio of the Company is expected to be above that of Humana prior to the EMPHESYS acquisition.

Interest income totaled $20 million and $17 million for the quarters ended September 30, 1995 and 1994, respectively. The increase is attributable to higher yields earned in the third quarter of 1995 compared to the same period in 1994, as well as increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated 8.1 percent and 6.6 percent for the quarters ended September 30, 1995 and 1994, respectively.

The Company's income before income taxes totaled $65 million for the quarters ended September 30, 1995 and 1994, respectively. Net income increased to $43 million or $.27 per share from $42 million or $.27 per share for the quarters ended September 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



Management anticipates that the inclusion of EMPHESYS will be accretive to the fourth quarter of 1995 net income and earnings per share (after consideration of depreciation, amortization and interest costs associated with the acquisition).

Nine months Ended September 30, 1995 and 1994

The Company's premium revenues increased 18.4 percent to $3.1 billion for the nine months ended September 30, 1995, compared to $2.7 billion for the same period in 1994. This growth was due to same-store membership gains, a 5.1 percent increase in Medicare risk premium rates and the 1994 acquisitions of CareNetwork, Inc. and Group Health Association. Premium revenues associated with these acquisitions totaled approximately $257 million for the nine months ended September 30, 1995, compared to approximately $116 million for the nine months ended September 30, 1994. Partially reducing these increases was the effect of a 1.3 percent reduction of Commercial premium rates.
Including EMPHESYS, management anticipates that Commercial premium rates will continue to decrease at approximately the same rate for the remainder of 1995.

Membership in the Company's Commercial products increased 251,900 or
16.5 percent during the nine months ended September 30, 1995. On a same-store basis, Commercial membership for the nine months ended September 30, 1995, increased 239,900 compared to 78,100 for the same period in 1994. The Company also added 16,900 Medicare risk members and 169,300 members in its administrative services product. Medicare supplement membership declined 12,600 members during the nine months ended September 30, 1995. For all of 1995, management anticipates same-store Commercial product membership gains approximating 19 to 20 percent and Medicare risk product membership gains approximating 7 percent. It is anticipated that EMPHESYS' medical and specialty product membership will remain flat for the remainder of 1995.

The medical loss ratio for the nine months ended September 30, 1995 was
81.8 percent compared to 81.9 percent for the same period in 1994. The improvement was the result of decreased hospital utilization in both the Commercial and Medicare risk products and Medicare risk premium rate increases which exceeded the rate of growth of physician and other medical services costs during the first quarter of 1995. During both the second and third quarters of 1995, utilization of non-hospital and outpatient services associated with the Company's Commercial product have increased when compared to the same quarters of 1994 and the first quarter of 1995. However, medical costs per member per month during the third quarter of 1995 were flat with those of the second quarter of 1995. With the inclusion of EMPHESYS, the medical loss ratio of the Company for the fourth quarter of 1995 is expected to be below that of Humana prior to the EMPHESYS acquisition.

Item 2.  Management's Discussion and Analysis of Financial Condition and

The administrative cost ratio was 13.5 percent and 13.6 percent for the nine months ended September 30, 1995 and 1994, respectively. The reduction is the result of increased premium revenues as well as efforts to control administrative cost spending. With the inclusion of EMPHESYS, the administrative cost ratio of the Company is expected to be above that of Humana prior to the acquisition of EMPHESYS.

Interest income totaled $58 million and $45 million for the nine months ended September 30, 1995 and 1994, respectively. The increase is attributable to higher yields earned in the nine months of 1995 compared to the same period in 1994, as well as increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated 7.8 percent and 6.4 percent for the nine months ended September 30, 1995 and 1994, respectively.

The Company's income before income taxes totaled $213 million for the nine months ended September 30, 1995, compared to $173 million for the nine months ended September 30, 1994. Income before income taxes for 1994 excludes $29 million related to the favorable settlement of tax disputes with the Internal Revenue Service ( the "IRS") and an $18 million charge related to the write-down of a nonoperational asset. Excluding the effects of the nonrecurring items described above, net income increased to $141 million or $.87 per share from $111 million or $.70 per share for the nine months ended September 30, 1995 and 1994, respectively. Management anticipates that the inclusion of EMPHESYS will be accretive to the fourth quarter of 1995 net income and earnings per share (after consideration of depreciation, amortization, and interest costs associated with the acquisition).

Liquidity
_________

Cash provided by the Company's operations totaled $257 million for the nine months ended September 30, 1995, compared to $353 million for the nine months ended September 30, 1994. The timing of the receipt of Medicare risk premiums increased cash provided by operations by $116 million and $5 million for the nine months ended September 30, 1995 and 1994, respectively. Excluding the effect of the timing of Medicare risk premiums, cash provided by operations was $141 million and $348 million for the nine months ended September 30, 1995 and 1994, respectively.
The decrease in cash provided by operations was primarily attributable to the timing of payments for medical costs and other payables as well as inclusion in 1994 of the settlement of tax disputes with the IRS.

In connection with the acquisition of EMPHESYS, the Company borrowed approximately $250 million pursuant to a $600 million credit agreement consummated in September 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



On October 19, 1995, a wholly owned subsidiary of the Company agreed to acquire 47 primary care centers in South Florida and Tampa for approximately $50 million, which is to be funded with available cash. The transaction, which is subject to certain regulatory approvals, is expected to close in the fourth quarter of 1995.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent that the subsidiaries' ability to pay dividends to its parent company requires regulatory approval.

Management anticipates that borrowings under the line of credit as well as $57 million of debt assumed in the EMPHESYS acquisition will be repaid from future operating cash flows of the Company. In addition, management believes that existing working capital, remaining funds available under the Credit Agreement and future operating cash flows are sufficient to meet liquidity needs, allow the Company to continue to pursue acquisition and expansion opportunities and fund capital requirements.

Capital Resources
_________________

The Company's ongoing capital expenditures relate primarily to the addition or expansion of medical care facilities used by either employed or affiliated physicians as well as administrative facilities and related computer information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service.

Excluding acquisitions, planned capital spending in 1995 will approximate $45 to $50 million compared to $39 million in 1994.
Management believes that its capital spending program is adequate to expand, improve and equip its existing business.

Item 2.  Management's Discussion and Analysis of Financial Condition and

                                              1995             1994
                                              ____             ____

Commercial members enrolled at:
  March 31                                 1,664,600        1,381,100
  June 30                                  1,719,300        1,386,100
  September 30                             1,780,200        1,408,800
  December 31                                               1,528,300


Medicare risk members enrolled at:
  March 31                                   292,500          276,600
  June 30                                    296,600          281,200
  September 30                               304,300          286,400
  December 31                                                 287,400


Medicare supplement members enrolled at:
  March 31                                   126,100          144,100
  June 30                                    121,900          139,000
  September 30                               119,100          134,700
  December 31                                                 131,700


Administrative services members enrolled at:
  March 31                                   228,400           75,500
  June 30                                    264,400           81,300
  September 30                               262,800           79,100
  December 31                                                  93,500


Total members enrolled at:
  March 31                                 2,311,600        1,877,300
  June 30                                  2,402,200        1,887,600
  September 30                             2,466,400        1,909,000
  December 31                                               2,040,900























                             13

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations, continued

   Supplemental Consolidated Statement of Quarterly Income
       (Dollars in millions except per share results)


                                                  1995
                                   _____________________________________
                                   First      Second    Third     Total
                                   _____________________________________
Revenues:
  Premiums:
    Commercial                    $   614    $   633   $   652   $ 1,899
    Medicare risk                     384        389       395     1,168
    Medicare supplement                27         26        25        78

      Total premiums                1,025      1,048     1,072     3,145

  Interest                             19         19        20        58
  Other income                          4          3         2         9

     Total revenues                 1,048      1,070     1,094     3,212

Operating expenses:
  Medical costs                       826        860       885     2,571
  Selling, general and
   administrative                     125        125       126       376
  Depreciation and amortization        15         15        16        46

     Total operating expenses         966      1,000     1,027     2,993

Income from operations                 82         70        67       219

 Interest expense                       2          2         2         6

Income before income taxes             80         68        65       213

 Provision for income taxes            27         23        22        72

Net income                        $    53    $    45   $    43   $   141

Earnings per common share         $   .32    $   .28   $   .27   $   .87

Medical loss ratio                   80.6%      82.1%     82.6%     81.8%

Administrative cost ratio            13.7%      13.4%     13.3%     13.5%
















                             14

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations, continued


   Supplemental Consolidated Statement of Quarterly Income
       (Dollars in millions except per share results)

                                                  1994
                               _________________________________________
                                First    Second   Third   Fourth   Total
                                _____    ______   _____   ______   _____
Revenues:
  Premiums:
    Commercial                 $   480  $   518  $   521 $   537  $ 2,056
    Medicare risk                  342      350      357     357    1,406
    Medicare supplement             31       29       28      26      114

        Total premiums             853      897      906     920    3,576

  Interest                          13       15       17      17       62
  Other income                       3        5        3       5       16

      Total revenues               869      917      926     942    3,654

Operating expenses:
  Medical costs                    703      736      736     743    2,918
  Selling, general and
   administrative                  102      111      111     112      436
  Depreciation and
   amortization                     12       12       13      13       50

      Total operating expenses     817      859      860     868    3,404

Income from operations              52       58       66      74      250

  Interest expense                   1        1        1       1        4

Income before income taxes          51       57       65      73      246

  Provision for income taxes        19       20       23      25       87

Net income                     $    32  $    37  $    42 $    48  $   159

Earnings per common share      $   .20  $   .23  $   .27 $   .30  $  1.00

Medical loss ratio                82.4%    81.9%    81.3%   80.8%    81.6%

Administrative cost ratio         13.4%    13.6%    13.7%   13.6%    13.6%


Note: Second quarter and total results exclude the favorable effect of a settlement of tax disputes with the Internal Revenue Service partially offset by the write-down of a nonoperational asset.










                             15


Part II:  Other Information

Items 1 - 4:

          None

Item  5:  Other Information

          See Note (C) of Notes To Condensed Consolidated Financial Statements regarding the acquisition of EMPHESYS Financial Group, Inc.

Item  6:  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 12 - Statement re: Computation of Ratio of
               Earnings to Fixed Charges

               Exhibit 27 - Financial Data Schedule

          (b) On October 25, 1995, the Company filed a report on Form 8-K regarding the acquisition of EMPHESYS Financial Group, Inc. which was consummated on October 11, 1995.






































                             16


                         Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUMANA INC.






   Date:  November 13, 1995               /s/ James E. Murray

                                          James E. Murray
                                          Vice President and Controller
                                          (Principal Accounting Officer)




   Date:  November 13, 1995               /s/ Arthur P. Hipwell

                                          Arthur P. Hipwell
                                          Senior Vice President and
                                          General Counsel
































                             17