Form 10-K405
period 1995-12-31
HUMANA INC
filed 1996-03-29
CIK 49071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              FOR THE TRANSITION PERIOD FROM          TO

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
---------------------------------------------    ---------------------------------------------
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

                Yes  X                                       No
                   ------                                      ------
     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1996, was $3,826,436,136 calculated using the average price on such date of $25.1875. The number of shares outstanding of the Registrant's Common Stock as of March 1, 1996, was 162,253,571.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II and portions of Part IV incorporate herein by reference the Registrant's 1995 Annual Report to Stockholders; Part III incorporates herein by reference portions of the Registrant's Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 9, 1996.

     The Exhibit Index begins on page 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Humana Inc. is a Delaware corporation organized in 1961. Its principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202 and its telephone number at that address is (502) 580-1000. As used herein, the terms "the Company" or "Humana" include Humana Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward looking information. The forward looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that the Company can duplicate its past performance or that expected future results will be achieved. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results, including the effects of healthcare reform, renewal of the Company's Medicare risk contracts with the government, the effects of accreditation reviews, the implementation and renewal of the Company's CHAMPUS contract, and the effects of other general business conditions, including but not limited to, competition, medical cost trends, terms of provider contracts, premium rate changes, government regulation, capital requirements, administrative costs, general economic conditions and the retention of key employees.

     Since 1983, the Company has offered managed health care products which integrate management with the delivery of health care services through a network of providers, who in their delivery of quality medical services, may share financial risk or who have incentives to deliver cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require use of contracting providers. HMOs and PPOs control health care costs by various means, including utilization controls such as pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures, and utilization of contracted physicians. The Company also offers various specialty and administrative services products including group life, dental, disability income, workers' compensation, and pharmacy management services.

     On October 11, 1995, the Company completed its acquisition of EMPHESYS Financial Group, Inc. ("EMPHESYS"), for a total purchase price of approximately $650 million. The aggregate purchase price was funded through available cash of $400 million and bank borrowings of $250 million. EMPHESYS is a leading provider of a broad range of managed care products to small businesses. EMPHESYS, at the date of acquisition, had approximately 1.3 million medical members, including 216,900 administrative services ("ASO") members. The information contained herein includes the results of operations of EMPHESYS for the period from October 11, 1995 through December 31, 1995.

     The Company's HMO and PPO products are marketed primarily to employer and other groups ("Commercial") as well as Medicare and Medicaid-eligible individuals. The Company's Commercial products are marketed in 40 states and the District of Columbia. At December 31, 1995, the Company had a total of 2,883,900 fully-insured Commercial customers with an average group size of 29 members. Commercial membership at December 31, 1995, includes 49,000 Medicaid-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products that provide health care services which include all Medicare benefits, and in certain circumstances, additional health care services that are not included in traditional Medicare benefits ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). At December 31, 1995, the Company had 310,400 Medicare risk members and 115,000 Medicare supplement members. The Company also offers ASO to employers who self-insure their employee health benefits. At December 31, 1995, the Company provided claims processing, utilization review and other administrative services to approximately 495,100 members.

     On November 28, 1995, the Company was awarded a potential five-year, $3.8 billion contract (a one-year contract renewable annually for up to four additional years at approximately $750 million per year) with the United States Department of Defense to provide services under the Civilian Health and Medical Program of the Uniformed Services (the "CHAMPUS Contract"). Under the CHAMPUS Contract, which is expected to begin July 1, 1996, the Company will provide managed health care services to approximately 1 million eligible military beneficiaries in eight southeastern states.

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

     At December 31, 1995, the Company owned and operated 17 HMOs, which contract with approximately 40,800 physicians (including approximately 10,200 primary care physicians) and 630 hospitals. In addition, the Company has approximately 2,410 contracts with other providers to provide services to HMO members. The Company also employed approximately 500 physicians in its staff model HMOs at December 31, 1995.

     An HMO member, typically through the member's employer, pays a monthly fee which generally covers, with minimal co-payments, health care services received from or approved by the member's primary care physician. For the year ended December 31, 1995, Commercial HMO premium revenues totaled approximately $2 billion or 43 percent of the Company's premium revenues. Approximately $266 million of the Company's Commercial premium revenues for the year ended December 31, 1995, were derived from contracts with the United States Office of Personnel Management ("OPM") under which the Company provides health care benefits to approximately 176,800 federal civilian employees and their dependents. Pursuant to these contracts, payments made by OPM may be retrospectively adjusted downward by OPM if an audit discloses that a comparable product was offered by the Company to a similar size subscriber group using a rating formula which resulted in a lower premium rate than that offered to OPM. Management believes that any retrospective adjustments as a result of OPM audits will not have a material impact on the Company's results of operations, financial position or cash flows.

  PPOs

     PPO products include many elements of managed health care. PPOs are also similar to traditional health insurance because they provide a member with the freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider's fees.

     At December 31, 1995, approximately 44,400 physicians and 700 hospitals contracted directly with the Company to provide services to PPO members. The Company also has approximately 2,400 contracts (including certain contracts which also service the Company's HMOs) with other providers to provide services to PPO members. In addition, the Company has access to 28 leased provider networks throughout the country which provide services to approximately 80 percent of EMPHESYS' PPO membership.

     For the year ended December 31, 1995, premium revenues from Commercial PPOs totaled $831 million or 18 percent of the Company's premium revenues. During the year ended December 31, 1995, the Company's PPO membership increased approximately 1.2 million members to approximately 1.4 million members, primarily as a result of the acquisition of EMPHESYS. Management believes PPO premium revenues for the year ended December 31, 1996 will become a more significant percentage of overall Company premium revenues.

     Over the previous four years, changes in the Company's Commercial premium rates have ranged between approximately an 11 percent increase for the year ended December 31, 1992, to approximately a 2 percent decrease for the year ended December 31, 1995. Given the continued competitive environment, the Company expects that 1996 Commercial premium rates will decline approximately 1 percent from 1995 levels.

MEDICAID PRODUCT

     Medicaid is a state-operated program which utilizes both state and federal funding to provide health care services to low-income residents. Each state which chooses to do so develops through a state specific regulatory agency, a Medicaid managed care initiative which must be approved by the federal government's Health Care Financing Administration ("HCFA"). HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently use either a formal proposal process reviewing many bidders or award individual contracts to qualified bidders which apply for entry to the program. In either case, the contractual relationship with the state is generally for a one-year period. Management believes that the risks associated with participation in a state Medicaid managed care initiative are similar to the risks associated with the Medicare risk product discussed below. In both instances, the Company receives a fixed monthly payment from a government agency for which it is required to provide managed health care services to enrolled members. For the year ended December 31, 1995, premium revenues from the Company's Medicaid products totaled $51 million or 1 percent of the Company's premium revenues. At December 31, 1995, the Company had approximately 49,000 Medicaid members in three markets. Due to the increased emphasis on state health care reform, management believes that more states will utilize a managed care product in their Medicaid programs.

MEDICARE PRODUCTS

     Medicare is a federal program that provides persons age 65 and over and some disabled persons certain hospital and medical insurance benefits, which include hospitalization benefits for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Each Medicare-eligible individual is entitled to receive inpatient hospital care ("Part A") without the payment of any premium, but is required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician and other services ("Part B").

     Even though participating in both Part A and Part B of the traditional Medicare program, beneficiaries are still required to pay certain deductible and co-insurance amounts. They may, if they choose, supplement their Medicare coverage by purchasing Medicare supplement policies which pay these deductibles and co-insurance amounts. Many of these policies also cover other services (such as prescription drugs) which are not included in Medicare coverage.

     Certain managed care companies which operate HMOs contract with HCFA to provide medical benefits to Medicare-eligible individuals residing in the geographic areas in which their HMOs operate in exchange for a fixed monthly payment per member from HCFA. Individuals who elect to participate in these Medicare risk programs are relieved of the obligation to pay some or all of the deductible or co-insurance amounts but are generally required to use exclusively the services provided by the HMO and are required to pay a Part B premium to the Medicare program. The enrollee pays the HMO a premium only in cases where the HMO provides additional benefits and where competitive market conditions permit.

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

     Where competitive conditions permit, the Company charges a premium to members (in addition to the payment from HCFA) for some of its Medicare risk products. At December 31, 1995, approximately 65,500 members in 13 markets were paying premiums which totaled $38 million for the year ended December 31, 1995.

     The Company provides Medicare risk services under 10 contracts with HCFA ("HCFA Contracts") in 14 markets. During 1995, the Company was approved by HCFA to sell its Medicare risk product in Jacksonville and Tampa, Florida as well as Houston, Texas and Las Vegas, Nevada. Management believes that additional opportunities exist because only approximately 7 percent of the country's Medicare-eligible beneficiaries are enrolled in managed care programs similar to those of the Company. The Company intends to pursue these additional opportunities in under-penetrated markets.

     At December 31, 1995, HCFA Contracts covered approximately 310,400 Medicare risk members for which the Company received HCFA revenues of approximately $1.5 billion or 33 percent of the Company's premium revenues for the year ended December 31, 1995. At December 31, 1995, one such HCFA Contract covered approximately 209,800 members in Florida. For the year ended December 31, 1995, this Florida HCFA Contract accounted for premium revenues of $1.1 billion, which represented 73 percent of the Company's HCFA revenues and 24 percent of the Company's total premium revenues. Each HCFA Contract is renewed each December 31 unless HCFA or the Company terminates it upon at least 90 days' notice prior thereto. Management believes termination of the HCFA Contract covering the members in Florida would have a material adverse effect on the Company's revenues, profitability and business prospects.

     Current legislative proposals are being considered which include modification of future reimbursement rates under the Medicare program and proposals which encourage the use of managed health care for Medicare beneficiaries. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows. Changes in the Medicare risk program as a result of legislative change, such as a reduction in payments by HCFA or mandated increases in benefits without corresponding increases in HCFA payments, could also have a material adverse effect on the Company's revenues, profitability and business prospects.

     The Company's average rate of increase under the 1996 HCFA Contracts is approximately 8 to 9 percent, a significant portion of which is expected to be paid to the Company's providers. Over the last five years, annual increases have ranged from as low as 3 percent in January 1994 to as high as 12 percent in January 1993, with an average of approximately 7 percent, including the January 1996 increase.

  Medicare Supplement

     The Company's Medicare supplement product is an insurance policy which pays for hospital deductibles, co-payments and co-insurance for which an individual enrolled in the traditional Medicare program is responsible.

     Under the terms of existing Medicare supplement policies, the Company may not reduce or cancel the benefits contracted for by policyholders. These policies are renewable annually by the insured at the Company's prevailing rates, which may increase subject to approval by appropriate state insurance regulators.

     At December 31, 1995, the Company provided Medicare supplement benefits to approximately 115,000 members. Premium revenues derived from this product for the year ended December 31, 1995, totaled $102 million.

CHAMPUS

     In 1993, the Company established Humana Military Healthcare Services, Inc. (a wholly owned subsidiary of the Company), to bid on contracts to provide managed care services to active and retired military personnel and their dependents. In November 1995, the Company was awarded its first contract covering approximately 1 million eligible military beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Eastern Louisiana, and a portion of Arkansas. The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. Subsequent to a transition period, expected to be completed by July 1, 1996, three health benefit options will be made available to CHAMPUS beneficiaries. In addition to a traditional indemnity option, participants may enroll in a point-of-service plan or take advantage of reduced co-payments by using a network of preferred providers.

     Subsequent to the award of the contract to the Company, the award was protested with the General Accounting Office. Protests under similar contracts have historically been commonplace, although a large majority of the protests have been disallowed. Management is unable to predict the outcome of the protest.

     The use of managed care under CHAMPUS is a new and evolving program and is the Company's first endeavor operating under the Department of Defense guidelines. Management is unable to determine the Company's degree of success in managing the implementation and delivery of services under the CHAMPUS Contract, and what effect, if any, this contract may have on the Company's results of operations, financial position or cash flows.

     The Company continues to actively seek opportunities where it can provide managed care services to beneficiaries of federal and state programs, including other CHAMPUS contracts.

OTHER RELATED PRODUCTS

     The Company offers various specialty and administrative services products including group life, dental, disability income, and workers' compensation services. Specialty product membership at December 31, 1995, totaled approximately 1.9 million members including 602,900 members for which the Company provides administrative services. Specialty administrative membership includes dental, workers' compensation, flexible benefit and purchasing pool administration services. Total premiums and other income related to these specialty and administrative services products were $85 million for the year ended December 31, 1995. The Company also operates a prescription drug management service which administers drug benefit programs for various HMOs and PPOs, including those of the Company.

PROVIDER ARRANGEMENTS

     The Company's HMOs contract with individual or groups of primary care physicians, generally for an actuarially determined, fixed, per-member-per-month fee called a "capitation" payment. These contracts typically obligate primary care physicians to provide or arrange for the provision of all covered managed health care services to HMO members, including services provided by specialty physicians and other providers. The capitation payment does not vary with the nature or extent of services arranged for or provided to the member. The degree to which the Company uses capitation arrangements varies by provider. The Company also employs approximately 500 physicians in markets where it operates staff model HMOs. In order to control costs, improve quality and create comprehensive networks, the Company also contracts with medical specialists and other providers to which a primary care physician may refer a member. Typically, payments by the Company to these specialists and other providers reduce the ultimate payment that otherwise would be made to a primary care physician. The Company remains financially responsible for the provision of or payment for such services if a primary care or specialty physician fails to perform his or her obligations under the contract.

     The focal point for cost control in the Company's HMOs is the primary care physician, whether employed or under contract, who provides services and controls utilization of appropriate services by directing or approving hospitalization and referrals to specialists and other providers. Cost control is further achieved by directly negotiating provider discounts. Cost control in the Company's PPOs is achieved primarily by establishing a cost-effective network of participating health care providers and providing incentives for members to use such providers. With respect to both HMO and PPO products, cost control is further achieved through the use of a utilization review system designed to allow only necessary hospital admissions, lengths of stay and necessary and appropriate medical procedures.

     The Company's HMOs and PPOs generally contract for hospital services under per-diem arrangements for inpatient hospital services and discounted fee-for-service arrangements for outpatient services. During the year ended December 31, 1995, approximately 41 percent of the Company's total medical costs were for services provided to its members in hospitals or related facilities. Approximately 9 percent of these medical costs were for services provided in hospitals ("Galen Hospitals") which were spun off by the Company (the "Spinoff") on March 1, 1993, and are now a part of Columbia/HCA Healthcare Corporation ("Columbia/HCA"). Following the Spinoff, these services were provided pursuant to a three-year agreement with the Galen Hospitals, which expired March 1, 1996. The Company has replaced the original agreement with various individual market agreements with subsidiaries of Columbia/HCA for the provisions of services at Columbia/HCA hospitals (including the Galen Hospitals). Management believes the inpatient and outpatient hospital rates under the new agreements reflect current competitive market conditions.

QUALITY ASSESSMENT AND CUSTOMER SERVICE

     Physician participation in the Company's HMOs and PPOs is conditioned upon the physician meeting the Company's requirements concerning the physician's professional qualifications. When considering whether to contract with a physician, the Company performs rigorous, on-going credentialing verifications and peer review that meet both regulatory and accrediting agency standards.

     The Company has a program in place to monitor important aspects of HMO plan-wide service and quality indicators with oversight by a senior management committee. Such indicators as credentialing, quality concerns, customer service, disenrollment, and satisfaction are measured against standards. Another measure of quality is the reporting of Health Plan Employer Data Information Sets ("HEDIS") which the Company has been reporting since June 1994. HEDIS is useful to purchasers of managed health care services to measure individual health plan quality and service. The Company has also implemented a monthly reporting process which monitors levels of customer satisfaction across all the Company's plans. Indicators used to measure customer satisfaction include satisfaction surveys, types and number of grievances, timeliness of claims processing and reasons for customer disenrollment.

HEALTH MAINTENANCE ORGANIZATION ACCREDITATION

     With the increasing significance of managed care in the health care industry, several independent organizations have been formed with the purpose of responding to external demands for accountability over the managed care industry. The organizations utilized by the Company are the National Committee for Quality Assurance ("NCQA") and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). NCQA performs site reviews of standards established for quality assurance, credentialing, utilization management, medical records, preventive services and member rights and responsibilities. JCAHO reviews rights, responsibilities and ethics, continuum of care, education and communication, leadership, management of information and human resources and network performance. Both organizations evaluate the mechanisms the organization has established to ensure continuous quality improvement.

     In the states of Kansas and Florida, where the Company operates in seven markets, accreditation is mandatory and is generally required for licensure. At December 31, 1995, five of these markets had received various levels of accreditation and in February 1996, the Company was notified that Humana Medical Plan's South Florida market received full accreditation by NCQA. The Company has now received full accreditation from NCQA in the Florida markets of South Florida, Orlando and Daytona. The Company has received a three-year accreditation from JCAHO in Ft. Walton. The Jacksonville market which was previously denied accreditation is awaiting results from the NCQA review. The Company's Kansas City market is operating under a one-year NCQA accreditation and has a new accreditation status pending. The Company is also currently developing a plan for accreditation of its Milwaukee, Wisconsin plan which was previously denied accreditation (prior to purchase in December 1994). Management believes the South Florida, Jacksonville and Milwaukee denials have not had a material adverse impact on the Company's results of operations, financial position or cash flows.

MANAGEMENT INFORMATION SYSTEMS

     The Company's managed care health plans use a single set of integrated information systems developed and/or customized specifically to meet the Company's needs and to allow for aggregation of data and comparison across markets. These information systems support marketing, sales, underwriting, contract administration, billing, financial and other administrative functions as well as customer service, appointment scheduling, authorization and referral management, concurrent review, physician capitation and claims administration, provider management, quality management and utilization review.

     Key to the Company's information systems is the decision support database, used by market office and corporate personnel for such items as physician profiling, utilization review, quality assessment, member satisfaction measurement and employer reporting. Clinical software is used as well to assess appropriateness of medical care provided to the Company's members. The Company's information systems are continually being upgraded to support new products in an integrated manner as well as to take advantage of the latest advances in technology.

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

     The Company uses various methods to market its Commercial and Medicare products, including television, radio, telemarketing and mailings. At December 31, 1995, the Company used approximately 32,800 independently licensed brokers and agents and 380 licensed employees to sell the Company's Commercial products. Many of the Company's employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. The Company generally pays brokers a commission based on premiums, with commissions varying by market and premium volume.

     In addition to the above, at December 31, 1995, approximately 40 independently licensed brokers and 530 employed sales representatives, who are each paid a salary and/or per member commission, marketed the Company's Medicaid and Medicare products. The Company also uses approximately 400 telemarketing representatives who assist in the marketing of Medicaid and Medicare products by making appointments for broker/sales representatives with prospective members.

     The following table lists the Company's medical membership at December 31, 1995, by state and product:

                                                          MEDICAL MEMBERSHIP
                                                            (IN THOUSANDS)
                               ------------------------------------------------------------------------
                                  COMMERCIAL
                               -----------------   MEDICARE    MEDICARE                      PERCENT OF
                                 PPO     HMO(1)      RISK     SUPPLEMENT    ASO     TOTAL      TOTAL
                               -------   -------   --------   ----------   -----   -------   ----------
Florida......................    171.8     354.4     209.8        12.3      17.4     765.7       20.1%
Illinois.....................    159.7     304.2      37.8         0.1      62.8     564.6       14.8%
Wisconsin....................     91.8     132.0        --          --     208.3     432.1       11.4%
Kentucky.....................     29.1     295.5       5.1        37.9      14.3     381.9       10.0%
Texas........................    171.5      96.5      24.0        15.5       7.6     315.1        8.3%
Missouri/Kansas..............     67.1     114.3      11.5         7.5      44.4     244.8        6.4%
District of Columbia.........     64.1     107.3       4.2          --       9.3     184.9        4.9%
Other........................    643.4      81.2      18.0        41.7     131.0     915.3       24.1%
                               -------   -------   --------   ----------   -----   -------   ----------
          Total medical
            membership.......  1,398.5   1,485.4     310.4       115.0     495.1   3,804.4      100.0%
                                ======    ======   ========   ==========   =====    ======   =========

---------------
(1) Includes 49,000 Medicaid members at December 31, 1995, located in Wisconsin, Illinois and Missouri/Kansas.

     The Company's 25 largest group contracts at December 31, 1995, accounted for approximately 21 percent of total Commercial membership. No one group contract accounted for as much as 5 percent of the Company's Commercial product premium revenues; however, certain employer groups accounted for a significant percentage of Commercial insurance premiums in certain markets. The loss of one or more of these contracts in a particular market could have a material adverse effect on the Company's operations in that market.

RISK MANAGEMENT

     Through the use of internally developed underwriting criteria, the Company determines the risk it is willing to assume and the amount of premium to charge for its Commercial products. In most instances, employer and other groups must meet the Company's underwriting standards in order to qualify to contract with the Company for coverage. Small group reform laws in some states have imposed regulations which provide for guaranteed issue of certain health insurance products and prescribe certain limitations on the variation in rates charged based upon assessment of health conditions.

     Underwriting techniques are not employed in connection with Medicare risk HMO products because of HCFA regulations that require the Company to accept all Medicare-eligible applicants regardless of their health or prior medical history. The Company also is not permitted to employ underwriting criteria for the Medicaid product but rather follows HCFA and state requirements. In addition, with respect to the CHAMPUS Contract, no underwriting techniques are employed because the Company must accept all eligible beneficiaries that choose to participate.

COMPETITION

     The managed health care industry is highly competitive and contracts for the sale of Commercial products are generally bid or renewed annually. The Company's competitors vary by local market and include Blue Cross/Blue Shield (including HMOs and PPOs owned by Blue Cross/Blue Shield plans), national insurance companies and other HMOs and PPOs. Many of the Company's competitors have larger membership in local markets or greater financial resources. In addition, provider-based networks which could compete directly with the Company may increase in size and significance. The Company's ability to sell its products and to retain customers is or may be influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other managed health care providers, utilization review, claims processing, administrative efficiency, relationships with agents, quality of customer service, and accreditation results.

GOVERNMENT REGULATION

     Of the Company's 17 licensed HMO subsidiaries, eight are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. Five of these federally qualified subsidiaries are parties to HCFA contracts to provide Medicare risk HMO products.

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

     HCFA audits Medicare risk HMOs at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMO's administration and management (including management information and data collection systems), fiscal stability, utilization management and incentive arrangements with providers, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems. HCFA regulations require quarterly and annual submission of financial statements and restrict the number of Medicare risk and Medicaid members to no more than the HMO's Commercial membership in a specified service area. HCFA regulations also require independent review of medical records and quality of care, review and approval by HCFA of all advertising, marketing and communication materials, and independent review of all denied claims and service complaints which are not resolved in favor of a member.

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

     Laws in each of the states in which the Company operates its HMOs and PPOs regulate the Company's operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing, and advertising. The PPO products offered by the Company are generally sold under insurance licenses issued by the applicable state insurance regulators. The Company's HMOs and PPOs are required to be in compliance with certain minimum capital requirements. These requirements must be satisfied by investing in approved investments that generally cannot be used for other purposes. Under state laws, the Company's HMOs and PPOs are audited by state departments of insurance for financial and contractual compliance, and its HMOs are audited for compliance with health services standards by respective state departments of health. Most states' laws require such audits to be performed at least triennially.

     The Company and its licensed subsidiaries are subject to regulation under state insurance holding company regulations. These regulations require among other things, prior approval and/or notice of certain material transactions, and the filing of various financial and operational reports.

     Management believes that the Company is in substantial compliance with all governmental laws and regulations affecting the Company's business.

HEALTH CARE REFORM

     There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation's health care system.

  National

     Although subsequently vetoed by the President, during 1995, Congress passed a budget reconciliation package which provided for significant changes to the Medicare and Medicaid programs, including offering Medicare beneficiaries additional health plan alternatives such as HMOs, PPOs and point-of-service plans. Management believes that because of on-going concerns over health care accessibility and the cost of the Medicare and Medicaid programs in their current form, there will be continued legislative efforts to reform health care. Current legislative proposals being considered include health insurance portability, guaranteed group coverage, limits on medical malpractice awards, modification of future reimbursement rates under the Medicare program, proposals that would encourage provider-based networks to compete directly with licensed insurers and HMOs, and proposals which encourage the use of managed health care for Medicare and Medicaid beneficiaries.

  State

     Legislation enacted in some states has included, among other things, universal access, employer purchasing pools and statewide purchasing alliances. Other managed care legislation which some states have adopted and others have considered include any willing provider, laws that restrict the ability of managed care companies to limit their networks, guaranteed renewal, portability, rating restrictions, standardization of managed care alternatives, mandatory lengths of stay, direct access to specialists, and freedom of choice requirements.

     Management believes that managed care and health care in general will continue to be scrutinized and may lead to additional legislative health care reform initiatives. Management is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting the Company's businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect any such new laws and regulations will have on the Company's revenues, profitability and business prospects.

OTHER BUSINESSES

  Hospital

     The Company owns a 170-bed hospital in Lexington, Kentucky, which provides care primarily to members of the Company's managed care plans in Lexington. The Company has contracted with an independent hospital management company, whereby effective March 1, 1995, all operational functions of the hospital are managed by the management company.

  Professional Liability Risks

     The Company insures substantially all of its professional liability risks through a wholly owned Vermont subsidiary (the "Subsidiary"). The annual premiums paid to the Subsidiary are determined by independent actuaries. The Subsidiary reinsures levels of coverage for losses in excess of its retained limits with various unrelated insurance carriers.

  Centralized Management Services

     Centralized management services are provided to each health plan from the Company's headquarters. These services include management information systems, product administration, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting, and claims processing.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 16,800 employees of which approximately 1,300 employees of the Company were covered by collective bargaining agreements. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2.  PROPERTIES

     The Company owns its principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202.

     The Company provides medical services in owned or leased medical centers ranging in size from approximately 1,200 to 80,000 square feet. The Company's administrative market offices are generally leased, with square footage ranging from 500 to 75,000. The following chart lists the location of properties by state used in the operation of the Company at December 31, 1995:

                                                        MEDICAL       ADMINISTRATIVE
                                                        CENTERS          OFFICES
                                                     --------------   --------------
                                                     OWNED   LEASED   OWNED   LEASED   TOTAL
                                                     -----   ------   -----   ------   -----
        Florida....................................     6       91      --       28     125
        Illinois...................................     8       19      --        9      36
        Kentucky...................................     8        3       1        5      17
        Missouri/Kansas............................     3       11      --        6      20
        Texas......................................     5        3       1       11      20
        District of Columbia.......................    --        2      --        1       3
        Wisconsin..................................    --       --      --        9       9
        Other......................................     4        7       1       55      67
                                                     -----   ------   -----   ------   -----
                  TOTAL............................    34      136       3      124     297
                                                     =====   =====    =====   =====    ====

     In addition, the Company owns buildings in Louisville, Kentucky, San Antonio, Texas, and Green Bay, Wisconsin, and leases facilities in Jacksonville, Florida, all of which are used for customer service and claims processing. The Louisville and Green Bay facilities also perform enrollment processing and other corporate functions.

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

            Two other lawsuits involving allegations similar to those in the Forsyth case have been filed in United States District Courts in Texas. A purported class action suit which seeks to represent nationwide classes, styled James Taylor et al. v. Humana Health Insurance et al was filed in the Southern District in Corpus Christi, Texas on February 10, 1995. On September 11, 1995, another purported class action suit, styled Del Bruns
       v. Humana Insurance Company (the "Bruns" case), was filed in the Eastern District in Marshall, Texas. The Bruns case seeks to represent nationwide classes of insureds other than those in Nevada and Florida.

     2. On April 22, 1993, an alleged stockholder of the Company filed a purported shareholder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled Lewis v. Austen, et al, Civil Action No. 12937. There have been no changes since those described in the Company's Form 10-K for the fiscal year ended December 31, 1993.

     Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury claims are covered by insurance from the Subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance if awarded. Punitive damages generally are not paid where claims are settled and generally are awarded only where a court determines there has been a willful act or omission to act.

     Management does not believe that any pending actions will have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are names and ages of all of the current executive officers of the Company as of March 1, 1996, their positions, date of election to such position and the date first elected an officer of the Company:

                                                                                SERVED IN
                                                                                  SUCH        FIRST
                                                                                CAPACITY      ELECTED
           NAME             AGE                     POSITION                      SINCE       OFFICER
--------------------------  ---     ----------------------------------------    ---------     -----
David A. Jones              64      Chairman of the Board and Chief               08/69       09/64(1)
                                      Executive Officer
Wayne T. Smith              50      President and Chief Operating Officer         03/93       06/78
                                      and Director
W. Larry Cash               47      Senior Vice President -- Finance and          09/88       08/82
                                      Operations
Karen A. Coughlin           48      Senior Vice President -- Region II            02/93       09/88
W. Roger Drury              49      Chief Financial Officer                       05/92       08/83
Philip B. Garmon            52      Senior Vice President -- Region I             09/88       11/82
Arthur P. Hipwell           47      Senior Vice President and General             06/94       08/90(2)
                                      Counsel
Ronald S. Lankford, M.D.    44      Senior Vice President -- Medical Affairs      03/93       08/87
Gregory H. Wolf             39      Senior Vice President -- Sales                10/95       10/95(3)
                                      and Marketing
James E. Murray             42      Vice President -- Finance                     03/93       08/90

---------------

(1) Elected an officer of a predecessor corporation in 1961.

(2) Mr. Hipwell was initially elected an officer of the Company in 1990 and previously served in his present capacity since July 1992. Effective with the Spinoff, he became Senior Vice President and General Counsel of Galen Health Care Inc. ("Galen"). Mr. Hipwell returned to the Company in January 1994 and was named Senior Vice President and General Counsel of the Company on June 15, 1994.

(3) Mr. Wolf was elected an officer of the Company at the time of the acquisition of EMPHESYS. Mr. Wolf has been President and Chief Operating Officer of EMPHESYS (now a wholly owned subsidiary of the Company) since November 1994. Mr. Wolf was named Executive Vice President for Employers Health

    Insurance (a wholly owned subsidiary of EMPHESYS) in 1993 and was named Senior Vice President for Employers Health Insurance in 1990 for Marketing, Sales and Business Development.

     Executive officers are elected annually by the Company's Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the directors or executive officers of the Company, except that Mr. Jones is the father of David A. Jones, Jr., a director of the Company. Except for Mr. Hipwell and Mr. Wolf, all of the above-named executive officers have been employees of the Company for more than five consecutive years.

                                    PART II

     Information for Items 5 through 8 of this report, which appears in the 1995 Annual Report to Stockholders as indicated on the following table, is incorporated by reference herein in this report and filed as an exhibit hereto:

                                                                                ANNUAL REPORT TO
                                                                                  STOCKHOLDERS
                                                                                      PAGE
                                                                                ----------------
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.........................................................      36
    ITEM 6.   SELECTED FINANCIAL DATA.........................................      18
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...........................................     19-22
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                Consolidated financial statements.............................     23-32
                Report of independent accountants.............................      33
                Quarterly financial information (unaudited)...................      33
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE
                Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item other than the information set forth in Part I under the Section entitled "EXECUTIVE OFFICERS OF THE COMPANY," is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 1996, appearing under the caption "ELECTION OF DIRECTORS OF THE COMPANY FOR 1996" of such Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1996, appearing under the caption "EXECUTIVE COMPENSATION OF THE COMPANY" of such Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1996, appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMPANY COMMON STOCK" of such Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1996 appearing under the caption "CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

        (1) Financial Statements -- The response to this portion of Item 14 is submitted as Item 8 of this report.

        (2) Financial Statement Schedules

           All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

        (3) Exhibits:

            3(a)    Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company's Post-Effective Amendment to the Registration Statement on
                    Form S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.
             (b)    By-laws, as amended. Exhibit 3(a) to the Company's Current Report on Form
                    8-K (File No. 1-5975) filed March 5, 1993, is incorporated by reference herein.
            4(a)    Restated Certificate of Incorporation as amended and corrected and
                    By-laws as amended. (See 3(a) and 3(b) above.)
             (b)    Form of Amended and Restated Rights Agreement dated February 14, 1996, between Humana Inc. and Mid-America Bank of Louisville and Trust Company
                    (the "Rights Agreement"). Exhibit 1.3 to the Registration Statement (File
                    No. 1-5975) on Form 8-A/A dated February 14, 1996, is incorporated by reference herein.
             (c)    There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described in Note 6 of Notes to Consolidated Financial Statements in the
                    Company's 1995 Annual Report to Stockholders. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
           10(a)*   1981 Non-Qualified Stock Option Plan, as amended. Exhibit 10(c) to the
                    Company's Form SE filed on November 25, 1987, is incorporated by reference herein.
             (b)*   Amendment No. 2 to the 1981 Non-Qualified Stock Option Plan, as amended.
                    Annex A to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders held on February 18, 1993, is incorporated by reference herein.
             (c)*   1989 Stock Option Plan for Employees. Exhibit A to the Company's Proxy
                    Statement covering the Annual Meeting of Stockholders held on January 11,
                    1990, is incorporated by reference herein.
             (d)*   Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to
                    the Company's Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
             (e)*   Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit
                    10(e) to the Company's Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
             (f)*   1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the
                    Company's Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.
             (g)*   Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors.
                    Annex C to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders held on February 18, 1993, is incorporated by reference herein.
             (h)*   Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors.
                    Exhibit 10(h) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.

---------------

* Exhibits 10(a) through and including 10(w) are compensatory plans or management contracts.

           10(i)*   Executive Management Incentive Compensation Plan -- Group A, Corporate.
                    Exhibit C to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders held on May 26, 1994, is incorporated by reference herein.
             (j)*   Executive Management Incentive Compensation Plan -- Group I, Corporate.
                    Exhibit 10(j) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
             (k)*   Regional Incentive Compensation Plan -- Group I, Regional Senior Vice
                    President. Exhibit 10(k) to the Company's Form 10-K for the year ended
                    December 31, 1993, is incorporated by reference herein.
             (l)*   Senior Management Incentive Compensation Plan -- Group II, Corporate.
                    Exhibit 10(l) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
             (m)*   Restated agreement providing for termination benefits in the event of a change of control. Exhibit 10(m) to the Company's Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (n)*   Employment Agreement -- Wayne T. Smith. Exhibit 10(n) to the Company's
                    Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (o)*   Employment Agreement -- David A. Jones, as amended. Exhibit 10(m) to the
                    Company's Form 10-K for the fiscal year ended August 31, 1991, is incorporated by reference herein.
             (p)*   Directors' Retirement Policy as amended, filed herewith.
             (q)*   Humana Officers' Target Retirement Plan as amended. Exhibit 10(q) to the
                    Company's Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (r)*   Form Letter Agreement concerning Humana Officers' Target Retirement Plan dated June 18, 1992, for David A. Jones. Exhibit 10(s) to the Company's
                    Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
             (s)*   Humana Thrift Excess Plan as amended. Exhibit 10(s) to the Company's Form
                    10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (t)*   Humana Supplemental Executive Retirement Plan as amended. Exhibit 10(t)
                    to the Company's Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (u)*   Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company's Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (v)*   Employment Agreement between Gregory H. Wolf and Employers Health
                    Insurance, Co., a wholly owned subsidiary of the Company, filed herewith.
             (w)*   Retention Bonus Agreement between Gregory H. Wolf and the Company, filed herewith.
             (x)    Indemnity Agreement. Appendix B to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.
             (y)    Agreement between the Secretary of the Department of Health and Human
                    Services and Humana Medical Plan, Inc. Exhibit 10(w) to the Company's
                    Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
             (z)    Humana Inc. Amendment and Restatement of Credit Agreement dated as of
                    September 26, 1995. Exhibit (b)(2) to Amendment No. 4 of the Company's
                    Schedule 14D-1 and 13D is incorporated by reference herein.

---------------

* Exhibits 10(a) through and including 10(w) are compensatory plans or management contracts.

          10(aa)    Assumption of Liabilities and Indemnification Agreement between the
                    Company and Galen. Exhibit 10(g) to the Company's Current Report on Form
                    8-K filed on March 5, 1993, is incorporated by reference herein.
            (bb)    Loss Portfolio Reinsurance Agreement between Health Care Indemnity, Inc.
                    and Managed Care Indemnity, Inc. Exhibit 10(j) to the Company's Current
                    Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (cc)    Alternative Dispute Resolution Agreement between the Company and Galen dated March 8, 1993. Exhibit 10(qq) to the Company's Form 10-K for the
                    year ended December 31, 1993, is incorporated by reference herein.
            (dd)    Agreement between the United States Department of Defense and Humana
                    Military Healthcare Services, Inc., a wholly owned subsidiary of the
                    Company, filed herewith.
          12        Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.
          13        1995 Annual Report to Stockholders, filed herewith. The Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein.
          21        List of Subsidiaries, filed herewith.
          23        Consent of Coopers & Lybrand L.L.P., filed herewith.
          27        Financial Data Schedule, filed herewith.

     (b) Reports on Form 8-K:

     On October 25, 1995, the Company filed a report on Form 8-K regarding the acquisition of EMPHESYS Financial Group, Inc. ("EMPHESYS"), which was consummated on October 11, 1995. The Form 8-K included certain unaudited financial statements extracted from EMPHESYS' Form 10-Q for the period ended June 30, 1995 and EMPHESYS' audited financial statements included in their Annual Report on Form 10-K for the year ended December 31, 1994. The Form 8-K also included unaudited pro forma financial statements as required by Article 11 of Regulation S-X.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          HUMANA INC.

                                          By: /s/ W. ROGER DRURY
                                             -----------------------
                                             W. Roger Drury
                                             Chief Financial Officer

                                          Date: March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURES                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
          /s/  JAMES E. MURRAY                 Vice President -- Finance        March 29, 1996
---------------------------------------------   (Principal Accounting Officer)
               James E. Murray

          /s/  DAVID A. JONES                  Chairman of the Board and Chief  March 29, 1996
---------------------------------------------   Executive Officer
               David A. Jones

          /s/  WAYNE T. SMITH                  President and Chief Operating    March 29, 1996
---------------------------------------------   Officer and Director
               Wayne T. Smith

       /s/  K. FRANK AUSTEN, M.D.              Director                         March 29, 1996
---------------------------------------------
            K. Frank Austen, M.D.

        /s/  MICHAEL E. GELLERT                Director                         March 29, 1996
---------------------------------------------
             Michael E. Gellert

           /s/  JOHN R. HALL                   Director                         March 29, 1996
---------------------------------------------
                John R. Hall

        /s/  DAVID A. JONES, JR.               Director                         March 29, 1996
---------------------------------------------
             David A. Jones, Jr.

           /s/  IRWIN LERNER                   Director                         March 29, 1996
---------------------------------------------
                Irwin Lerner

      /s/  W. ANN REYNOLDS, PH.D.              Director                         March 29, 1996
---------------------------------------------
           W. Ann Reynolds, Ph.D.

                                Exhibit Index
                                -------------

           Exhibit
             No.                              Description
           -------                            -----------
            3(a)    Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company's Post-Effective Amendment to the Registration Statement on
                    Form S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.
             (b)    By-laws, as amended. Exhibit 3(a) to the Company's Current Report on Form
                    8-K (File No. 1-5975) filed March 5, 1993, is incorporated by reference herein.
            4(a)    Restated Certificate of Incorporation as amended and corrected and
                    By-laws as amended. (See 3(a) and 3(b) above.)
             (b)    Form of Amended and Restated Rights Agreement dated February 14, 1996, between Humana Inc. and Mid-America Bank of Louisville and Trust Company
                    (the "Rights Agreement"). Exhibit 1.3 to the Registration Statement (File
                    No. 1-5975) on Form 8-A/A dated February 14, 1996, is incorporated by reference herein.
             (c)    There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described in Note 6 of Notes to Consolidated Financial Statements in the
                    Company's 1995 Annual Report to Stockholders. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
           10(a)*   1981 Non-Qualified Stock Option Plan, as amended. Exhibit 10(c) to the
                    Company's Form SE filed on November 25, 1987, is incorporated by reference herein.
             (b)*   Amendment No. 2 to the 1981 Non-Qualified Stock Option Plan, as amended.
                    Annex A to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders held on February 18, 1993, is incorporated by reference herein.
             (c)*   1989 Stock Option Plan for Employees. Exhibit A to the Company's Proxy
                    Statement covering the Annual Meeting of Stockholders held on January 11,
                    1990, is incorporated by reference herein.
             (d)*   Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to
                    the Company's Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
             (e)*   Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit
                    10(e) to the Company's Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
             (f)*   1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the
                    Company's Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.
             (g)*   Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors.
                    Annex C to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders held on February 18, 1993, is incorporated by reference herein.
             (h)*   Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors.
                    Exhibit 10(h) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.

---------------

* Exhibits 10(a) through and including 10(w) are compensatory plans or management contracts.

                                Exhibit Index
                                -------------



           Exhibit
             No.                               Description
           -------                             -----------
           10(i)*   Executive Management Incentive Compensation Plan -- Group A, Corporate.
                    Exhibit C to the Company's Proxy Statement covering the Annual Meeting of
                    Stockholders held on May 26, 1994, is incorporated by reference herein.
             (j)*   Executive Management Incentive Compensation Plan -- Group I, Corporate.
                    Exhibit 10(j) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
             (k)*   Regional Incentive Compensation Plan -- Group I, Regional Senior Vice
                    President. Exhibit 10(k) to the Company's Form 10-K for the year ended
                    December 31, 1993, is incorporated by reference herein.
             (l)*   Senior Management Incentive Compensation Plan -- Group II, Corporate.
                    Exhibit 10(l) to the Company's Form 10-K for the year ended December 31,
                    1993, is incorporated by reference herein.
             (m)*   Restated agreement providing for termination benefits in the event of a change of control. Exhibit 10(m) to the Company's Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (n)*   Employment Agreement -- Wayne T. Smith. Exhibit 10(n) to the Company's
                    Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (o)*   Employment Agreement -- David A. Jones, as amended. Exhibit 10(m) to the
                    Company's Form 10-K for the fiscal year ended August 31, 1991, is incorporated by reference herein.
             (p)*   Directors' Retirement Policy as amended, filed herewith.
             (q)*   Humana Officers' Target Retirement Plan as amended. Exhibit 10(q) to the
                    Company's Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (r)*   Form Letter Agreement concerning Humana Officers' Target Retirement Plan dated June 18, 1992, for David A. Jones. Exhibit 10(s) to the Company's
                    Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
             (s)*   Humana Thrift Excess Plan as amended. Exhibit 10(s) to the Company's Form
                    10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (t)*   Humana Supplemental Executive Retirement Plan as amended. Exhibit 10(t)
                    to the Company's Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (u)*   Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company's Form 10-K for the year ended December 31, 1994, is incorporated by reference herein.
             (v)*   Employment Agreement between Gregory H. Wolf and Employers Health
                    Insurance, Co., a wholly owned subsidiary of the Company, filed herewith.
             (w)*   Retention Bonus Agreement between Gregory H. Wolf and the Company, filed herewith.
             (x)    Indemnity Agreement. Appendix B to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.
             (y)    Agreement between the Secretary of the Department of Health and Human
                    Services and Humana Medical Plan, Inc. Exhibit 10(w) to the Company's
                    Form 10-K for the year ended December 31, 1993, is incorporated by reference herein.
             (z)    Humana Inc. Amendment and Restatement of Credit Agreement dated as of
                    September 26, 1995. Exhibit (b)(2) to Amendment No. 4 of the Company's
                    Schedule 14D-1 and 13D is incorporated by reference herein.

---------------

* Exhibits 10(a) through and including 10(w) are compensatory plans or management contracts.

                                 Exhibit Index
                                 -------------


          Exhibit
            No.                               Description
          -------                             -----------
          10(aa)    Assumption of Liabilities and Indemnification Agreement between the
                    Company and Galen. Exhibit 10(g) to the Company's Current Report on Form
                    8-K filed on March 5, 1993, is incorporated by reference herein.
            (bb)    Loss Portfolio Reinsurance Agreement between Health Care Indemnity, Inc.
                    and Managed Care Indemnity, Inc. Exhibit 10(j) to the Company's Current
                    Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
            (cc)    Alternative Dispute Resolution Agreement between the Company and Galen dated March 8, 1993. Exhibit 10(qq) to the Company's Form 10-K for the
                    year ended December 31, 1993, is incorporated by reference herein.
            (dd)    Agreement between the United States Department of Defense and Humana
                    Military Healthcare Services, Inc., a wholly owned subsidiary of the
                    Company, filed herewith.
          12        Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.
          13        1995 Annual Report to Stockholders, filed herewith. The Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein.
          21        List of Subsidiaries, filed herewith.
          23        Consent of Coopers & Lybrand L.L.P., filed herewith.
          27        Financial Data Schedule, filed herewith.