Form 10-Q
period 1996-03-31
HUMANA INC
filed 1996-05-15
CIK 49071

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

                                           Outstanding at
             Class of Common Stock          May 9, 1996


              $.16 2/3 par value         162,395,085 shares


                             1 of 15

Form 10-Q
Humana Inc.
March 31, 1996

                                                            Page of
                                                            Form 10-Q

Part I: Financial Information


Item 1. Financial Statements

      Condensed Consolidated Statement of Income for
      the quarters ended March 31, 1996 and 1995                      3

      Condensed Consolidated Balance Sheet at March 31, 1996
      and December 31, 1995                                           4

      Condensed Consolidated Statement of Cash Flows for the
      quarters ended March 31, 1996 and 1995                          5

      Notes to Condensed Consolidated Financial Statements          6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8-12


Part II:  Other Information


Items 1 to 6                                                      13-15


Exhibits

Exhibit 10(a)  Placement Agency Agreement between Humana Inc.
               and Merrill Lynch Money Markets Inc. dated
               February 20, 1996

Exhibit 10(b)  Placement Agency Agreement between Humana Inc.
               and Chemical Securities Inc. dated March 6, 1996

Exhibit 12     Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule


Condensed Consolidated Statement of Income
Humana Inc.
For the quarters ended March 31, 1996 and 1995
Unaudited
(Dollars in millions except per share results)

                                                      1996          1995


Revenues:

  Premiums                                          $1,560        $1,025
  Interest                                              25            19
  Other income                                           3             4

     Total revenues                                  1,588         1,048


Operating expenses:

  Medical costs                                      1,274           826
  Selling, general and administrative                  203           125
  Depreciation and amortization                         25            15

     Total operating expenses                        1,502           966


Income from operations                                  86            82

  Interest expense                                       5             2


Income before income taxes                              81            80

  Provision for income taxes                            28            27


Net income                                          $   53        $   53


Earnings per common share                           $  .32        $  .32


Shares used in earnings per common
  share computation (000)                          162,379       162,040





                     See accompanying notes.


Condensed Consolidated Balance Sheet
Humana Inc.
Unaudited
(Dollars in millions except per share amounts)

                                                March 31,  December 31,
                                                  1996         1995
                              Assets
Current assets:
 Cash and cash equivalents                      $  279       $  182
 Marketable securities                           1,186        1,156
 Premiums receivable, less allowance
  for doubtful accounts
  $40 - March 31, 1996 and
  $36 - December 31, 1995                          135          131
 Other                                             162          124
    Total current assets                         1,762        1,593
Long-term marketable securities                    158          180
Property and equipment, net                        381          382
Cost in excess of net assets acquired              533          536
Other                                              180          187

         Total assets                           $3,014       $2,878



           Liabilities and Common Stockholders' Equity
Current liabilities:
 Medical costs payable                          $  936       $  866
 Trade accounts payable and accrued expenses       299          291
 Income taxes payable                               65           35
    Total current liabilities                    1,300        1,192
Long-term debt                                     230          250
Professional liability and other obligations       152          149

    Total liabilities                            1,682        1,591

Contingencies
Common stockholders' equity:
 Common stock, $.16 2/3 par; authorized
   300,000,000 shares; issued and outstanding
   162,260,071 shares - March 31, 1996 and
   162,099,403 shares - December 31, 1995           27           27
 Other                                           1,305        1,260

    Total common stockholders' equity            1,332        1,287

         Total liabilities and common
            stockholders' equity                $3,014       $2,878








                     See accompanying notes.

Condensed Consolidated Statement of Cash Flows
Humana Inc.
For the quarters ended March 31, 1996 and 1995
Unaudited
(Dollars in millions)

                                                         1996       1995

Cash flows from operating activities:

 Net income                                            $   53      $  53
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          25         15
    Changes in operating assets and liabilities            89        108
    Other                                                  (5)        (2)

      Net cash provided by operating activities           162        174


Cash flows from investing activities:

 Purchases and dispositions of property and
  equipment, net                                          (13)        (12)
 Change in marketable securities                          (33)         22

      Net cash (used in) provided by
       investing activities                               (46)         10


Cash flows from financing activities:

 Repayment of long-term debt                              (20)
 Other                                                      1           3

      Net cash (used in) provided by financing activities (19)          3

Increase in cash and cash equivalents                      97         187
Cash and cash equivalents at beginning of period          182         272

Cash and cash equivalents at end of period              $ 279       $ 459


Interest payments                                       $   4       $   1
Income tax payments, net                                                2





                      See accompanying notes.


Notes To Condensed Consolidated Financial Statements
Humana Inc.
Unaudited


(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Form 10-K of Humana Inc. (the "Company") for the year ended December 31, 1995.

The preparation of the Company's condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liablities, (b) disclosure of contingent assets and liabilities at the date of the financial statements and (c) reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(B) Contingencies

The Company's Medicare risk contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Current legislative proposals are being considered which include modification of future reimbursement rates under the Medicare program and proposals which encourage the use of managed health care for Medicare beneficiaries. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows. The loss of these contracts or significant changes in the Medicare risk program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse affect on the revenues, profitability and business prospects of the Company. Effective January 1, 1996, the average rate of increase under these contracts approximated 8 percent, a significant portion of which is expected to be paid to the Company's providers. Over the last five years, annual increases have ranged from as low as 3 percent in January 1994 to as high as 12 percent in January 1993, with an average of approximately 7 percent.

The Company will begin providing managed health care services on July 1, 1996 pursuant to a potential five-year $3.8 billion contract (a one-year contract renewable annually for up to four additional years at approximately $750 million per year) with the United States Department of Defense under the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS). The use of managed health care under the CHAMPUS is a new program and this is the Company's first endeavor operating under Department of Defense guidelines. Management is unable to determine the Company's future degree of success in managing the implementation and delivery of services under the CHAMPUS contract, and what effect, if any, this contract may have on the Company's results of operations, financial position or cash flows.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on the Company's results of operations, financial position or cash flows.

(C)  Subsequent Event

During April 1996, the Company implemented and began issuing debt under a commercial paper program, which is backed by the Company's existing $600 million revolving credit agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This discussion and analysis contains both historical and forward looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be significantly impacted by certain risks and uncertainties described herein, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
There can be no assurance that the Company can duplicate its past performance or that expected future results will be achieved.

Introduction


The Company offers managed health care products which integrate management with the delivery of health care services through a network of providers, who in their delivery of quality medical services, may share financial risk or have incentives to deliver cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMO's") and preferred provider organizations ("PPOs") that encourage or require the use of contracting providers. HMOs and PPOs control health care costs by various means including the use of utilization controls such as pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures.

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

Results of Operations


The Company's premium revenues increased 52.1 percent to $1.6 billion for the quarter ended March 31, 1996, compared to $1.0 billion for the same period in 1995. This increase was due primarily to the fourth quarter of 1995 acquisition of EMPHESYS Financial Group, Inc. ("EMPHESYS"). EMPHESYS' premium revenues for the quarter ended March 31, 1996 totaled approximately $424 million. In addition to the acquisition of EMPHESYS, premium revenues increased as a result of same-store membership growth and premium rate increases. Commercial product same-store membership increased to 1,797,700 from 1,664,600 for the period between March 31, 1995 and March 31, 1996, while Medicare risk membership increased to 322,300 from 292,500 during the same period. The Commercial membership growth was the result of increases during the last three quarters of 1995. The Medicare risk premium rate increased approximately 8.0 percent but was partially offset by Commercial premium rate reductions of 1.8 percent. The weighted average Medicare risk premium rate increase for calendar year 1996 will approximate 8 percent. Management anticipates that the 1996 weighted average Commercial premium rates for calendar year 1996 will decline 1 to 2 percent.

Membership in the Company's Commercial products decreased 21,000 during the first quarter ended March 31, 1996 compared to an increase of 136,300 for the same period in 1995. The decrease is primarily the result of the loss of approximately 50,000 members related to one customer group as well as the Company's plan to price its products based on costs trends. Medicare risk members increased by 11,900 during the first quarter compared to 5,100 for the same period in 1995. The Medicare risk membership growth is primarily the result of sales in new Medicare markets. Given the highly competitive Commercial pricing environment and the Company's intention to price it's Commercial products based on cost trends, management anticipates Commercial product membership gains of approximately 4 percent for calendar year 1996. Medicare risk membership gains are expected to approximate 12 to 14 percent.

The medical loss ratio for the quarter ended March 31, 1996 was 81.7 percent compared to 80.6 percent for the same period in 1995. The increase was concentrated in the Company's Commercial product and was the result of declining premium rates combined with increasing outpatient hospital and physician services costs. Although the Company is continuing its efforts to control medical costs, given the competitive pricing environment and lack of improving medical cost trends, the Company's medical loss ratio is not expected to improve during the remainder of 1996. The Company has also experienced substantially greater than expected costs in its Washington, D.C. market as well as markets where significant growth occurred during 1995 (service area expansion markets). Management is currently evaluating more stringent cost control initiatives and strategic alternatives in its Washington, D.C. and service area expansion markets.

The administrative cost ratio was 14.7 percent and 13.7 percent for the quarters ended March 31, 1996 and 1995, respectively. The increase was due to higher administrative costs associated with EMPHESYS' small group business. Management anticipates that the administrative cost ratio will be flat to slightly down sequentially for the remainder of 1996.

Interest income totaled $25 million and $19 million for the quarters ended March 31, 1996 and 1995, respectively. The increase is primarily attributable to increased levels of cash, cash equivalents and marketable securities and the addition of EMPHESYS' portfolio. The tax equivalent yield on invested assets approximated 8 percent for each of the quarters ended March 31, 1996 and 1995.

The Company's income before income taxes totaled $81 million for the quarter ended March 31, 1996, compared to $80 million for the quarter ended March 31, 1995. Net income was $53 million or $.32 per share for each of the quarters ended March 31, 1996 and 1995.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity


Cash provided by the Company's operations totaled $162 million and $174 million for the quarters ended March 31, 1996 and 1995, respectively.
Net income for both periods was flat while increased depreciation and amortization during the period ended March 31, 1996, was offset by a reduction in cash provided by changes in operating assets and liabilities. Changes in operating assets and liabilities relate to the timing of receipts and disbursements for premiums receivable, medical costs, unearned premiums and other liabilities.

During the quarter ended March 31, 1996, the Company repaid $20 million of amounts outstanding under its revolving credit agreement using cash from operations.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent that the subsidiaries' ability to pay dividends to their parent company requires regulatory approval.

During April 1996, the Company implemented and began issuing debt under a commercial paper program, which is backed by the Company's existing $600 million revolving credit agreement. Management anticipates the commercial paper program will provide additional sources of borrowing, greater flexibility and rates possibly more favorable than those under the revolving credit agreement.

Management believes that existing working capital, future operating cash flows, and the availability of the Company's commercial paper program and revolving credit agreement are sufficient to not only meet future liquidity needs and fund capital requirements, but also should facilitate the Company's pursuing acquisition and expansion opportunities.
















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

Excluding acquisitions, planned capital spending in 1996 will approximate $65 million to $70 million compared to $54 million in 1995. Capital spending generally relates to the expansion and improvement of medical care facilities, administrative facilities and related computer information systems.































Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Humana Inc.

                                             1996           1995


Commercial members enrolled at:
  March 31                                    2,862,900      1,664,600
  June 30                                                    1,719,300
  September 30                                               1,780,200
  December 31                                                2,883,900


Medicare risk members enrolled at:
  March 31                                      322,300        292,500
  June 30                                                      296,600
  September 30                                                 304,300
  December 31                                                  310,400


Medicare supplement members enrolled at:
  March 31                                      109,600        126,100
  June 30                                                      121,900
  September 30                                                 119,100
  December 31                                                  115,000


Administrative services members enrolled at:
  March 31                                      444,700        228,400
  June 30                                                      264,400
  September 30                                                 262,800
  December 31                                                  495,100


Total medical members enrolled at:
  March 31                                    3,739,500      2,311,600
  June 30                                                    2,402,200
  September 30                                               2,466,400
  December 31                                                3,804,400










Humana Inc.


Part II:  Other Information

Items 1 - 3:

                None

Item 4:         Submission of Matters to a Vote of Security Holders

                (a) The regular annual meeting of stockholders of Humana Inc. was held in Louisville, Kentucky on May 9, 1996 for the purpose of electing the board of directors and voting on a new stock incentive plan for employees.

                (b)  Proxies for the meeting were solicited pursuant to
                     Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected and the stock incentive plan for employees was approved.

                (c) Two proposals were submitted to a vote of security holders as follows:

                    (1) The stockholders approved the election of the following persons as directors of the Company:

                       Name               For          Withheld

              K. Frank Austen, M.D.       139,055,592      653,905
              Michael E. Gellert          139,030,418      679,079
              John R. Hall                139,053,237      656,260
              David A. Jones              139,054,350      655,147
              David A. Jones, Jr.         139,038,018      671,479
              Irwin Lerner                139,044,602      664,895
              W. Ann Reynolds, Ph.D       139,054,316      655,181
              Wayne T. Smith              139,064,558      644,939

                    (2) The stockholders approved with 118,849,118 affirmative votes, 20,247,351 negative votes, and 613,028 abstentions, the proposal to adopt the Company's 1996 Stock
                         Incentive Plan for Employees.

Item  5:

       None




Humana Inc.



Part II:  Other Information, continued:

Item  6:     Exhibits and Reports on Form 8-K

       (a) Exhibits:

           Exhibit 10(a) -  Placement Agency Agreement between Humana Inc.
                            and Merrill Lynch Money Markets Inc.
                            dated February 20, 1996, filed herewith.

           Exhibit 10(b) -  Placement Agency Agreement between Humana Inc.
                            and Chemical Securities Inc. dated
                            March 6, 1996, filed herewith.

           Exhibit 12 -     Statement re: Computation of Ratio of Earnings
                            to Fixed Charges, filed herewith.

           Exhibit 27 -     Financial Data Schedule, filed herewith.

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.





                            Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HUMANA INC.





  Date:       May 15, 1996       /s/ James E. Murray

                                 James E. Murray
                                 Vice President-Finance
                                 (Principal Accounting Officer)




  Date:       May 15, 1996      /s/ Arthur P. Hipwell

                                 Arthur P. Hipwell
                                 Senior Vice President and
                                 General Counsel