Form 10-Q
period 1996-06-30
HUMANA INC
filed 1996-08-14
CIK 49071

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549
                      FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

                                  Outstanding at
   Class of Common Stock          August 12, 1996


    $.16 2/3 par value         162,441,760 shares

                       1 of 18

                     HUMANA INC.
                      FORM 10-Q
                    June 30, 1996

                                              Page of
                                             Form 10-Q

Part I: Financial Information


Item 1.        Financial Statements

        Condensed Consolidated Statement of
        Operations for the quarters and six
        months ended June 30, 1996 and 1995        3

        Condensed Consolidated Balance Sheet at
        June 30, 1996 and December 31, 1995        4

        Condensed Consolidated Statement of
        Cash Flows for the six months
        ended June 30, 1996 and 1995               5

        Notes to Condensed Consolidated
        Financial Statements                     6-8

Item 2. Management's Discussion and Analysis
        of Financial Condition and
        Results of Operations                   9-16



Part II:  Other Information


Items 1 to 6                                   17-18



Exhibits


Exhibit 12 - Ratio of Earnings to Fixed Charges
Exhibit 27 - Financial Data Schedule



                     HUMANA INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the quarters and six months ended June 30, 1996 and 1995
                      Unaudited
    (Dollars in millions except per share results)

                          Quarter        Six Months

                     1996      1995    1996     1995


Revenues:
  Premiums         $ 1,578  $ 1,048  $ 3,138  $ 2,073
  Interest              25       19       50       38
  Other income           2        3        5        7

    Total revenues   1,605    1,070    3,193    2,118


Operating expenses:
  Medical costs      1,415      860    2,689    1,686
  Selling, general
    and administra-
    tive               228      125      431      250
  Depreciation and
    amortization        24       15       49       30
  Asset write-downs
    and other unusual
    charges             81                81

    Total operating
     expenses        1,748    1,000    3,250    1,966


Income (loss) from
  operations          (143)      70      (57)     152

  Interest expense       3        2        8        4


Income (loss) before
  income taxes        (146)      68      (65)     148

  Income tax provision
  (benefit)            (51)      23      (23)      50


Net income (loss)  $   (95) $    45  $   (42) $    98



Earnings (loss) per
 common share      $  (.58) $   .28  $  (.26) $   .60



Shares used in
 earnings (loss)
 per common share
 computation (000) 162,455  162,255  162,417  162,148






                See accompanying notes.

                      HUMANA INC.
         CONDENSED CONSOLIDATED BALANCE SHEET
                       Unaudited
    (Dollars in millions except per share amounts)

                             June 30,     December 31,
                               1996           1995

                        Assets
Current assets:
  Cash and cash equivalents  $   194          $   182
  Marketable securities        1,209            1,156
  Premiums receivable, less
   allowance for doubtful
   accounts of $36 for
   June 30, 1996 and
   December 31, 1995             141              131
  Other                          173              124

     Total current assets      1,717            1,593
Long-term marketable securities  129              180
Property and equipment, net      378              382
Cost in excess of net tangible
  assets acquired                495              536
Other                            190              187

      Total assets           $ 2,909          $ 2,878


      Liabilities and Common Stockholders' Equity

Current liabilities:
  Medical costs payable      $ 1,045          $   866
  Trade accounts payable and
   accrued expenses              296              291
  Income taxes payable            16               35

     Total current liabilities 1,357            1,192
Long-term debt                   177              250
Professional liability and
  other obligations              141              149

     Total liabilities         1,675            1,591

Contingencies
Common stockholders' equity:
  Common stock, $.16 2/3 par;
   authorized 300,000,000
   shares; issued and outstand-
   ing 162,433,676 shares -
   June 30, 1996 and 162,099,403
   shares - December 31, 1995     27               27
  Other                        1,207            1,260

     Total common stock-
      holders' equity          1,234            1,287

      Total liabilities and
       common stockholders'
       equity                $ 2,909          $ 2,878





                See accompanying notes.

                      HUMANA INC.
    Condensed Consolidated Statement of Cash Flows
    For the six months ended June 30, 1996 and 1995
                       Unaudited
                 (Dollars in millions)

                                         1996    1995

Cash flows from operating activities:

  Net income (loss)                     $ (42)  $   98
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Asset write-downs                     70
     Depreciation and amortization         49       30
     Deferred income taxes                (35)      (1)
     Changes in operating assets and
      liabilities                         156       71
     Other                                (12)      (1)

      Net cash provided by operating
       activities                         186      197


Cash flows from investing activities:

  Purchases and dispositions of property
   and equipment, net                     (43)     (25)
  Acquisition of health plan assets        (3)      (3)
  Purchases, sales and maturities
   of marketable securities, net          (41)       2
  Other                                   (11)

      Net cash used for investing
       activities                         (98)     (26)


Cash flows from financing activities:

  Change in commercial paper              173
  Repayment of credit revolver           (250)
  Other                                     1        4

      Net cash provided by (used for)
       financing activities               (76)       4


Increase in cash and cash equivalents      12      175
Cash and cash equivalent at beginning
 of period                                182      272

Cash and cash equivalents at
 end of period                          $ 194    $ 447


Interest payments, net                  $   7    $   2
Income tax payments, net                $  28    $  52



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

The preparation of the Company's condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements and (c) reported amounts of revenues and expenditures during the reporting period.
Actual results could differ from those estimates.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments, with the exception of the special charges described below, are of a normal and recurring nature.

(B) Special Charges

During the second quarter of 1996, the Company recognized special charges of $200 million pretax ($130 million after tax or $.80 per share). The special charges include provisions for expected future losses on insurance contracts ($105 million) as well as an estimate of the costs to be incurred in restructuring the Washington, D.C. health plan and closing or discontinuing product lines in 16 market areas ($70 million).
The special charges also include the write-off of miscellaneous assets, a litigation settlement and other costs ($25 million). The provision for expected future losses on insurance contracts relates primarily to the Washington, D.C. health plan and markets generally characterized as service area expansion markets.

The special charges include $70 million of asset write-downs, related to long-lived assets, primarily associated with the Company's Washington, D.C. health plan. In accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company conducted a review of the carrying value of its Washington, D.C.

                      HUMANA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                       Unaudited


(B) Special Charges, continued

health plan assets. This review was initiated because the health plan was experiencing significant operating losses. A forecast of expected undiscounted future cash flows was prepared to determine whether an impairment existed and fair values were used to measure the amount of the impairment. As a result of the review, the Washington, D.C. health plan assets were written down to their estimated fair value.

The special charge provision for expected future losses on insurance contracts ($105 million) has been included in medical costs in the accompanying condensed consolidated statement of operations; asset write-downs, restructuring, market closing and product discontinuance costs have been included in asset write-downs and other unusual charges ($81 million) and litigation and certain other costs have been included in selling, general and administrative expenses ($14 million).

(C)  Long-Term Debt

During April 1996, the Company implemented a commercial paper program and began issuing debt securities therewith. At June 30, 1996, borrowings under the commercial paper program totaled $173 million. The average interest rate since the inception of the commercial paper program through June 30, 1996, was 5.5
percent.   The commercial paper program is backed by the
Company's existing $600 million revolving line of credit. Borrowings under the commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis through the continued use of the commercial paper program backed by the revolving credit agreement.

(D) Contingencies

The Company's Medicare risk contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Current legislative proposals are being considered which include modification of future reimbursement rates under the Medicare program and proposals which encourage the use of managed health care for Medicare beneficiaries. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows. The loss of these contracts or significant changes in the Medicare risk program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a
                      HUMANA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                       Unaudited

(D) Contingencies, continued

material adverse affect on the revenues, profitability and business prospects of the Company. On July 23, 1996, the Health Care Financing Administration's Office of the Actuary announced the projected national average rate of increase for 1997 under these contracts to be 7.2 percent. The final rate of increase is expected to be announced in September 1996. When the final rate increase is determined, geographic and other adjustments could significantly affect the Company's actual 1997 increase. Over the last five years, annual increases realized by the Company have ranged from as low as 3 percent in January 1994 to as high as 12 percent in January 1993, with an average of approximately 7 percent.

The Company began providing managed health care services on July
1, 1996 pursuant to a potential five-year $3.8 billion contract
(a one-year contract renewable annually for up to four additional years at approximately $750 million per year) with the United States Department of Defense under the


Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). The use of managed health care under CHAMPUS is a new program and this is the Company's first endeavor operating under the United States Department of Defense guidelines. Management is unable to determine the Company's degree of success in managing the implementation and delivery of services under the CHAMPUS contract, and what effect, if any, this contract may have on the Company's results of operations, financial position or cash flows.

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

On July 1, 1996, the Company began providing managed health care services to military dependents under a potential five-year $3.8 billion contract (a one-year contract renewable annually for up to four additional years at approximately $750 million per year) with the United States Department of Defense under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS").

Special Charges


During the second quarter of 1996, the Company recognized special charges of $200 million pretax ($130 million after tax or $.80 per share). The special charges include provisions for expected future losses on insurance contracts ($105 million) as well as an estimate of the costs to be incurred in restructuring the Washington, D.C. health plan and closing or discontinuing product lines in 16 market areas ($70 million).
The special charges also include the write-off of miscellaneous assets, a litigation settlement and other costs ($25 million). The provision for expected future losses on insurance contracts relates primarily to the Washington, D.C. health plan and markets generally characterized as service area expansion markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The special charge provision for expected future losses on insurance contracts ($105 million) has been included in medical costs in the accompanying condensed consolidated statement of operations; asset write-downs, restructuring, market closing and product discontinuance costs have been included in asset write-downs and other unusual charges ($81 million) and litigation and certain other costs have been included in selling, general and administrative expenses ($14 million).

The following discussions comparing the quarter ended June 30, 1996 to June 30, 1995, and the six months ended June 30, 1996, to the corresponding six-month period ended June 30, 1995, exclude the special charges described above. The quarter ended June 30, 1996, includes the beneficial effect of these charges, which approximated $.04 per share. The beneficial effect consists primarily of charges against reserves for losses on insurance contracts and amounts related to depreciation and amortization on asset write-downs.

Results of Operations


Quarters Ended June 30, 1996 and 1995

The Company's premium revenues increased 50.7 percent to $1.6 billion for the quarter ended June 30, 1996, compared to $1.0 billion for the same period in 1995. This increase was due primarily to the fourth quarter of 1995 acquisition of EMPHESYS Financial Group, Inc. ("EMPHESYS"). EMPHESYS' premium revenues for the quarter ended June 30, 1996 totaled approximately $427 million. In addition to the acquisition of EMPHESYS, premium revenues increased as a result of the beneficial effect on 1996 of fiscal 1995 membership growth partially offset by the first quarter of 1996 Commercial membership declines. Commercial product same-store membership increased to 1,792,800 from 1,719,300 for the period between June 30, 1995 and June 30, 1996, while Medicare risk membership increased to 332,900 from 296,600 during the same period. The Medicare risk premium rate increased approximately 8.0 percent but was partially offset by Commercial premium rate reductions of 1.0 percent. The weighted average Medicare risk premium rate increase for calendar year 1996 is expected to approximate 8 percent. Management antici-pates that the 1996 weighted average Commercial premium rates for calendar year 1996 will range from a decline of 1 percent to flat with 1995.

Membership in the Company's Commercial products decreased 1,000 during the second quarter ended June 30, 1996 compared to an increase of 54,700 for the same period in 1995. The decrease is primarily the result of the Company's plan to price its products based on anticipated medical cost trends. Medicare risk members increased by 10,600 during the second quarter compared to 4,100 for the same period in 1995. The Medicare risk membership growth is primarily the result of sales in new Medicare markets. As a result of management's decisions to exit 13 market areas (comprising 121,700 members) and discontinue certain products in 3 other markets (comprising 19,500 members), Commercial membership is expected to decrease during the remainder of 1996. Medicare risk membership gains are expected to approximate 14 to 15 percent for all of 1996.

The Company anticipates that during the remainder of 1996, its CHAMPUS contract will result in additional premium revenues of approximately $340 million.

The medical loss ratio for the quarter ended June 30, 1996 was
82.9 percent (excluding the effect of the special charges) compared to 82.1 percent for the same period in 1995. The increase was concentrated in the Company's Commercial product and was the result of declining premium rates combined with increasing outpatient hospital, physician and pharmacy services costs. Although the Company is continuing its efforts to control medical costs, given the competitive pricing environment and lack of improving medical cost trends, the Company's medical loss ratio is not expected to improve during the remainder of 1996.

The administrative cost ratio was 15.2 percent and 13.4 percent for the quarters ended June 30, 1996 and 1995, respectively.
The increase was due to higher administrative costs associated with EMPHESYS' small group business. In addition, costs associated with the integration of EMPHESYS, the reengineering of the Medicare risk product offering and claim center expenditures designed to improve customer service also contributed to the higher administrative cost ratio. Management anticipates that the administrative cost ratio will be flat to down for the remainder of 1996 when compared to the second quarter of 1996.

Interest income totaled $25 million and $19 million for the quarters ended June 30, 1996 and 1995, respectively. The increase is primarily attributable to increased levels of cash, cash equivalents and marketable securities and the addition of EMPHESYS' portfolio. The tax equivalent yield on invested

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS, continued


assets approximated 8 percent for each of the quarters ended
June 30, 1996 and 1995.

Excluding the special charges, the Company's income before income taxes totaled $54 million for the quarter ended June 30, 1996, compared to $68 million for the quarter ended June 30, 1995. Also excluding the special charges, net income was $35 million or $.22 per share and $45 million or $.28 per share for each of the quarters ended June 30, 1996 and 1995, respectively.

Six Months Ended June 30, 1996 and 1995

The Company's premium revenues increased 51.4 percent to $3.1 billion for the six months ended June 30, 1996, compared to $2.1 billion for the same period in 1995. This increase was due primarily to the fourth quarter of 1995 acquisition of EMPHESYS. EMPHESYS' premium revenues for the six months ended June 30, 1996 totaled approximately $850 million. In addition to the acquisition of EMPHESYS, premium revenues increased as a result of the beneficial effect on 1996 of fiscal 1995 membership growth partially offset by the first quarter of 1996 Commercial membership declines. The Medicare risk premium rate increased approximately 8.0 percent but was partially offset by Commercial premium rate reductions of 1.4 percent.

Membership in the Company's Commercial products decreased 22,000 during the six months ended June 30, 1996 compared to an increase of 191,000 for the same period in 1995. The decrease is primarily the result of the loss of approximately 50,000 members in the first quarter of 1996 related to one customer group as well as the Company's plan to price its products based on anticipated medical cost trends. Medicare risk members increased by 22,500 during the six months ended June 30, 1996, compared to 9,200 for the same period in 1995.

The medical loss ratio for the six months ended June 30, 1996 was 82.3 percent (excluding the effect of the special charges) compared to 81.3 percent for the same period in 1995. The increase was concentrated in the Company's Commercial product and was the result of declining premium rates combined with increasing outpatient hospital, physician and pharmacy services costs.

The administrative cost ratio was 15.0 percent and 13.5 percent for the six months ended June 30, 1996 and 1995, respectively. The increase was due to higher administrative costs associated with EMPHESYS' small group business. In addition, costs associated with the integration of EMPHESYS, reengineering of the Medicare risk product offering and claim center expenditures designed to improve customer service also contributed to the higher administrative cost ratio.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS, continued


Interest income totaled $50 million and $38 million for the six months ended June 30, 1996 and 1995, respectively. The increase is primarily attributable to increased levels of cash, cash equivalents and marketable securities and the addition of EMPHESYS' portfolio. The tax equivalent yield on invested assets approximated 8 percent for each of the six months ended June 30, 1996 and 1995.

Excluding the special charges, the Company's income before income taxes totaled $135 million for the six months ended June 30, 1996, compared to $148 million for the six months ended June 30, 1995. Also excluding the special charges, net income was $88 million or $.54 per share and $98 million or $.60 per share for each of the six months ended June 30, 1996 and 1995, respectively.

Liquidity


Cash provided by the Company's operations totaled $186 million and $197 million for the six months ended June 30, 1996 and 1995, respectively. The receipt of Medicare risk premiums increased cash provided by operations by $127 million for the six months ended June 30, 1995. Excluding the effect of the timing of Medicare risk premiums, cash provided by operations was $186 million and $70 million for the six months ended June 30, 1996 and 1995, respectively.

During April 1996, the Company implemented and began issuing debt under its commercial paper program. In conjunction with the implementation, the Company repaid all amounts outstanding ($230 million at March 31, 1996) under the revolving credit agreement. At June 30, 1996, the Company had borrowed $173 million under the commercial paper program. The reduction in total debt outstanding for the six months ended June 30, 1996, was funded using cash generated from operations.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent that the subsidiaries' ability to pay dividends to their parent company requires regulatory approval.

Management believes that existing working capital, future operating cash flows, and the availability of the Company's commercial paper program and revolving credit agreement are sufficient to meet future liquidity needs, allow the Company to pursue acquisition and expansion opportunities and fund capital requirements.


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

Excluding acquisitions, planned capital spending in 1996 will approximate $65 million to $70 million compared to $54 million in 1995. Capital spending generally relates to the expansion and improvement of medical care facilities and related computer information systems.







Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS, continued
Humana Inc.





                                       1996        1995


Commercial members enrolled at:
   March 31                       2,862,900   1,664,600
   June 30                        2,861,900   1,719,300
   September 30                               1,780,200
   December 31                                2,883,900


Medicare risk members
 enrolled at:
   March 31                         322,300     292,500
   June 30                          332,900     296,600
   September 30                                 304,300
   December 31                                  310,400


Medicare supplement members
 enrolled at:
   March 31                         109,600     126,100
   June 30                          106,000     121,900
   September 30                                 119,100
   December 31                                  115,000


Administrative services members
  enrolled at:
   March 31                         444,700     228,400
   June 30                          447,900     264,400
   September 30                                 262,800
   December 31                                  495,100


Total members enrolled at:
   March 31                       3,739,500   2,311,600
   June 30                        3,748,700   2,402,200
   September 30                               2,466,400
   December 31                                3,804,400

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS, continued


                      HUMANA INC.
SUPPLEMENTAL CONSOLIDATED STATEMENT OF QUARTERLY INCOME (Unaudited)
     (Dollars in millions except per share results)

                                         1996

                                First    Second    Total


Revenues:
  Premiums:
   Commercial                $ 1,082   $ 1,088  $ 2,170
   Medicare risk                 454       466      920
   Medicare supplement            24        24       48

    Total premiums             1,560     1,578    3,138
  Interest                        25        25       50
  Other income                     3         2        5

   Total revenues              1,588     1,605    3,193


Operating expenses:
  Medical costs                1,274     1,308    2,582
  Selling, general and
   administrative                203       216      419
  Depreciation and amorti-
   zation                         25        24       49

   Total operating expenses    1,502     1,548    3,050

Income from operations            86        57      143
  Interest expense                 5         3        8

Income before income taxes        81        54      135
  Provision for income taxes      28        19       47

Net income                   $    53   $    35  $    88


Earnings per common share    $   .32   $   .22  $   .54


Medical loss ratio              81.7%     82.9%    82.3%


Administrative cost ratio       14.7%     15.2%    15.0%



Note: Second quarter and year-to-date results exclude the special charges related primarily to the restructuring of the Company's Washington, D.C. health plan, provision for expected losses on insurance contracts, closing 13 service areas, discontinuing unprofitable products in three markets, and a provision for a litigation settlement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS, continued

                      HUMANA INC.
SUPPLEMENTAL CONSOLIDATED STATEMENT OF QUARTERLY INCOME
                      (Unaudited)
     (Dollars in millions except per share results)

                                                1995

                     First  Second           Third           Fourth    Total

Revenues:
  Premiums:
   Commercial       $  614  $  633         $   652          $ 1,035  $ 2,934
   Medicare risk       384     389             395              401    1,569
   Medicare supplement  27      26              25               24      102

     Total premiums  1,025   1,048           1,072            1,460    4,605
  Interest              19      19              20               29       87
  Other income           4       3               2                1       10

   Total revenues    1,048   1,070           1,094            1,490    4,702

Operating expenses:
  Medical costs        826     860             885            1,191    3,762
  Selling, general and
   administrative      125     125             126              195      571
  Depreciation and
   amortization         15      15              16               24       70

   Total operating
    expenses           966   1,000           1,027            1,410    4,403

Income from operations  82      70              67               80      299
  Interest expense       2       2               2                5       11

Income before income
 taxes                  80      68              65               75      288
  Provision for income
   taxes                27      23              22               26       98

Net income          $   53  $   45         $    43          $    49  $   190


Earnings per common
 share              $  .32  $  .28         $   .27          $   .30  $  1.17


Medical loss ratio    80.6%   82.1%           82.6%            81.5%    81.7%


Administrative cost
 ratio                13.7%   13.4%           13.3%            14.9%    13.9%




Part II:  Other Information

Item 1: Legal Proceedings

        On May 16, 1996, preliminary approval was given to the settlement of a class action lawsuit filed on September 11, 1995, against Humana Insurance Company, styled Del Bruns v. Humana Insurance Company (the "Bruns" case). The settlement is expected to resolve all similar claims involving Humana Insurance Company's parent, subsidiaries, affiliates and predecessors.

        The settlement agreement requires Humana Insurance
        Company to contribute $7,525,000 to a class settlement fund, from which class members who submit timely claims can receive up to two times the difference between co-insurance payments calculated using discounted and non-discounted hospital charges. The settlement excludes residents of Florida and Nevada, whose claims already have been addressed in other proceedings. The court is scheduled to consider final approval of the settlement in September 1996. The accrual for this settlement is included in the special charges described in Note B of the Notes to the Condensed Consolidated Financial Statements.


Items 2 - 5:

        None

Item  6:    Exhibits and Reports on Form 8-K

               (a) Exhibits

                   Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges

                   Exhibit 27 - Financial Data Schedule

               (b) On June 7, 1996, the Company filed a report on
                   Form 8-K regarding the anticipated decline in 1996 second quarter results.

                   On July 10, 1996, the Company filed a report on Form 8-K regarding the retirement of the Company's president and chief operating officer, Wayne T. Smith and the appointment of Gregory H. Wolf as chief operating officer.

                   On July 29, 1996, the Company filed a report on Form 8-K regarding a management reorganization, including the resignation of the Company's chief financial officer, W. Roger Drury.



                      Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HUMANA INC.





          Date:    August 14, 1996       /s/ James E. Murray

                                         James E. Murray
                                         Vice President -
                                           Finance
                                         (Principal Accounting
                                           Officer)


          Date:    August 14, 1996       /s/ Arthur P. Hipwell

                                         Arthur P. Hipwell
                                         Senior Vice President
                                          and General Counsel