Form 10-Q
period 1996-09-30
HUMANA INC
filed 1996-11-14
CIK 49071

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549
                      FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996

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

                                 Outstanding at
    Class of Common Stock       November 11, 1996

      $.16 2/3 par value       162,632,014 shares



                         1 of 18

                       HUMANA INC.
                       FORM 10-Q
                   September 30, 1996

                                            Page of
                                           Form 10-Q

Part I: Financial Information

Item 1. Financial Statements

        Condensed Consolidated Statement
        of Operations for the quarters and
        nine months ended September
        30, 1996 and 1995                       3

        Condensed Consolidated Balance Sheet
        at September 30, 1996 and December 31,
        1995                                    4

        Condensed Consolidated Statement of
        Cash Flows for the nine months ended
        September 30, 1996 and 1995             5

        Notes to Condensed Consolidated
        Financial Statements                  6-8

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                           9-16


Part II: Other Information

Items 1 to 6                                17-18

Exhibits

Ratio of Earnings to Fixed Charges             19

Financial Data Schedule                        20
                             2

                         HUMANA INC.
              CONDENSED CONSOLIDATED STATEMENT OF
                        OPERATIONS
            For the quarters and nine months ended
              September 30,1996 and 1995
                        Unaudited
    (Dollars in millions except per share results)

                         Quarter          Nine months

                     1996     1995      1996     1995

Revenues:
  Premiums        $ 1,756  $ 1,072   $ 4,894   $ 3,145
  Interest             25       20        75        58
  Other income          3        2         8         9
    Total revenues  1,784    1,094     4,977     3,212

Operating expenses:
  Medical costs     1,460      885     4,149     2,571
  Selling, general
   and administrative 249      126       680       376
  Depreciation and
   amortization        25       16        74        46
  Asset write-downs
   and other unusual
   charges                                81
    Total operating
     expenses       1,734    1,027     4,984     2,993

Income (loss) from
 operations            50       67        (7)      219

  Interest expense      2        2        10         6

Income (loss) before
 income taxes          48       65       (17)      213

  Provision (benefit)
   for income taxes    16       22        (7)       72

Net income (loss)  $   32   $   43    $  (10)  $   141

Earnings (loss) per
 common share      $  .20   $  .27    $ (.06)  $   .87

Shares used in earnings
 per common share
 computation (000)162,579  162,334   162,471   162,210


               See accompanying notes.

                      HUMANA INC.
          CONDENSED CONSOLIDATED BALANCE SHEET
                       Unaudited
    (Dollars in millions except per share amounts)

                          September 30,   December 31,

                              1996           1995
       Assets

Current assets:
  Cash and cash
   equivalents              $   276         $   182
  Marketable securities       1,237           1,156
  Premiums receivable,
   less allowance for
   doubtful accounts of $36
   for September 30, 1996
   and December 31, 1995        190             131
  Other                         155             124
    Total current assets      1,858           1,593
Long-term marketable
 securities                     132             180
Property and equipment, net     373             382
Cost in excess of net
 tangible assets acquired       491             536
Other                           184             187
    Total assets            $ 3,038         $ 2,878

Liabilities and Common
 Stockholders' Equity

Current liabilities:
  Medical costs payable     $ 1,075         $   866
  Trade accounts payable
   and accrued expenses         331             291
  Income taxes payable           26              35
    Total current liabilities 1,432           1,192

Long-term debt                  203             250
Professional liability and
 other obligations              135             149
    Total liabilities         1,770           1,591

Contingencies

Common stockholders' equity:
  Common stock, $.16 2/3
   par; authorized 300,000,000
   shares; issued and out-
   standing 162,617,214 shares -
   September 30, 1996 and
   162,099,403 shares -
   December 31, 1995             27             27
  Other                       1,241          1,260
    Total common stock-
     holders' equity          1,268          1,287
       Total liabilities and
        common stockholders'
        equity              $ 3,038        $ 2,878

                See accompanying notes.
                           4

                      HUMANA INC.
    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 For the nine months ended September 30, 1996 and 1995
                       Unaudited
                (Dollars in millions)

                                1996        1995

Cash flows from operating
 activities:

  Net income (loss)          $  (10)      $  141
  Adjustments to reconcile
   net income (loss) to
   net cash provided by
   operating activities:
    Asset write-downs            70
    Depreciation and amorti-
     zation                      74          46
    Deferred income taxes       (33)          2
    Changes in operating assets
     and liabilities            189          68
    Other                       (19)
      Net cash provided by
       operating activities     271         257

Cash flows from investing activities:

  Purchase and disposition of
   property and equip-
   ment, net                    (54)        (36)
  Acquisition of health plan
   assets                        (6)         (3)
  Purchases, sales, and
   maturities of marketable
   securities, net              (55)        147
  Other                         (14)        (19)
      Net cash provided by
       (used for) investing
       activities              (129)         89

Cash flows from financing activities:

  Change in commercial paper    200
  Repayment of credit revolver (250)
  Other                           2           4
      Net cash provided by
       (used for) financing
       activities               (48)          4

Increase in cash and cash
 equivalents                     94         350
Cash and cash equivalents
 at beginning of period         182         272

Cash and cash equivalents at
 end of period              $   276     $   622

Interest payments           $    10     $     3

Income tax payments, net    $    33     $    63

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

(B) Special Charges

During the second quarter of 1996, the Company
recognized special charges of $200 million pretax
($130 million after tax or $.80 per share).  The
special charges included provisions for expected
future losses on insurance contracts ($105
million) as well as an estimate of  the costs to
be incurred in restructuring the Washington D.C.
health plan and closing markets or discontinuing
product lines in 16 market areas.   The special
charges also include the write-off of
miscellaneous assets, a litigation settlement and other costs. Approximately $85 million (of the original $105 million) for expected future losses on insurance contracts remains at September 30, 1996.

The special charges included $70 million of asset write-downs, related to long-lived assets, primarily associated with the Company's
Washington, D.C. health plan. In accordance with Statement of Financial Accounting Standards No.
121 "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed
Of ", the Company conducted a review of the carrying value of its Washington, D.C. health plan's long-lived assets. This review was initiated because the health plan was experiencing significant operating losses. A forecast of expected undiscounted future cash flows was prepared to determine whether an impairment existed and fair values were used to measure the amount of the impairment. As a result of the review, the Washington, D.C.
health plan's long-lived assets were written down to their estimated fair value.

                      HUMANA INC.
           NOTES TO CONDENSED CONSOLIDATED
           FINANCIAL STATEMENTS, continued
                       Unaudited


(B) Special Charges, continued

The special charges have been included in the accompanying condensed consolidated statement of operations for the nine months ended September
30, 1996, as follows: the provision for expected future losses on insurance contracts ($105 million ) has been included in medical costs;
asset write-downs, restructuring, market closing and product discontinuance costs have been included in asset write-downs and other unusual charges ($81 million); and litigation and certain other costs have been included in selling, general and administrative expenses ($14 million).

(C) Long-Term Debt

During April 1996, the Company implemented a
commercial paper program and began issuing debt
securities thereunder.  At September 30, 1996,
borrowings under the commercial paper program
totaled approximately $200 million.  The average
interest rate for the quarter ended September 30,
1996, and since the inception of the commercial
paper program through September 30, 1996, was 5.5
percent.   The commercial paper program is backed
by the Company's existing $600 million revolving line of credit, which expires in September 2000.
Borrowings under the commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis through the continued use of the commercial paper program backed by the revolving credit agreement.

(D) Contingencies

The Company's Medicare risk contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Management anticipates continued legislative actions which may include modification of future reimbursement rates under the Medicare program and actions which encourage the use of managed health care for Medicare beneficiaries. Management is unable to predict the outcome of these actions or the impact they may have on the Company's financial position, results of operations or cash flows. The loss of these contracts or significant changes in the Medicare risk program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse affect on the revenues, profitability and business prospects of the Company. Effective
January 1, 1997, the average rate of increase
(weighted for the members and markets served) under these contracts will approximate 6 percent, a portion of which is expected to be paid to the Company's providers. Over the last five years, annual increases realized by the Company have ranged from as low as 3 percent in January 1994 to as high as 12 percent in January 1993, with an average of approximately 7 percent.

                      HUMANA INC.
           NOTES TO CONDENSED CONSOLIDATED
           FINANCIAL STATEMENTS, continued
                       Unaudited

(D) Contingencies, continued

The Company began providing managed health care services to approximately 1.1 million eligible beneficiaries on July 1, 1996 pursuant to a five-year contract (a one-year contract renewable annually for up to four additional years) with the United States Department of Defense under the Civilian Health and Medical Program of the
Uniformed Services ("CHAMPUS"). The use of managed health care under CHAMPUS is a new program and this is the Company's first endeavor operating under the United States Department of Defense guidelines. Management is unable to determine the Company's future degree of success in managing the implementation and delivery of services under the CHAMPUS contract, and what effect, if any, this contract may have on the Company's results of operations, financial position or cash flows.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on the Company's results of operations, financial position or cash flows.

(E) Asset Disposition

On October 29, 1996, the Company entered into an
Asset Sale and Purchase Agreement (the
"Agreement") providing for the sale of certain assets of its Washington, D.C. health plan to Kaiser Foundation Health Plan of the Mid-Atlantic
States, Inc. The Agreement includes various conditions to the ultimate sale including retention of membership, maintenance of provider networks, and various regulatory approvals. The disposition of the Washington, D.C. health plan, which management anticipates occurring in the first quarter of 1997, is not expected to have a material impact on the Company's results of operations, financial position or cash flows.





  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

                      Humana Inc.

This discussion and analysis contains both historical and forward looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995.
Forward looking statements may be significantly affected by certain risks and uncertainties described in this Form 10-Q, and in the Company's
Annual Report on Form 10-K for the year ended
December 31, 1995. There can be no assurance that the Company can duplicate its past performance or that expected future results will be achieved.

Introduction

The Company offers managed health care products which integrate medical management with the delivery of health care services through a network of providers. This network of providers in their delivery of quality medical services, may share financial risk or have incentives to deliver cost-effective medical services. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracting providers. HMOs and PPOs control health care costs by various means including pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures.

The Company's HMO and PPO products are marketed primarily to employer and other groups
("Commercial") as well as Medicare and Medicaid-eligible individuals. The products marketed to
Medicare-eligible individuals are either HMO products ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits
("Medicare supplement"). The Medicare risk product provides managed care services which include all Medicare benefits and, in certain circumstances, additional managed care services that are not included in Medicare benefits.

On July 1, 1996, the Company began providing managed health care services to 1.1 million eligible beneficiaries under a potential five-year contract (a one-year contract renewable annually for up to four additional years) with the United States Department of Defense under the Civilian Health and Medical Program of the
Uniformed Services ("CHAMPUS").

On October 29, 1996, the Company entered into an
Asset Sale and Purchase Agreement (the
"Agreement") providing for the sale of certain assets of its Washington, D.C. health plan to Kaiser Foundation Health Plan of the Mid-Atlantic
States, Inc. The Agreement includes various conditions to the ultimate sale including retention of membership, maintenance of provider networks, and various regulatory approvals. The disposition of the Washington, D.C. health plan, which management anticipates occurring in the first quarter of 1997, is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

Special Charges

During the second quarter of 1996, the Company recognized special charges of $200 million pretax
($130 million after tax or $.80 per share). The special charges included provisions for expected future losses on insurance contracts ($105 million) as well as an estimate of the costs to be incurred


  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued
                         Humana Inc.

Special Charges, continued

in restructuring the Washington, D.C. health plan
and closing markets or discontinuing product
lines in 16 market areas.   The special charges
also include the write-off of miscellaneous assets, a litigation settlement, and other costs.
Approximately $85 million (of the original $105 million) for expected future losses on insurance contract remains at September 30, 1996.

The special charges have been included in the accompanying condensed consolidated statement of operations for the nine months ended September
30, 1996, as follows: the provision for expected future losses on insurance contracts ($105 million) has been included in medical costs;
asset write-downs, restructuring, market closing and product discontinuance costs have been included in asset write-downs and other unusual charges ($81 million); and litigation and certain other costs have been included in selling, general and administrative expenses ($14 million).

The following discussions comparing the nine months ended September 30, 1996, to the corresponding nine-month period ended September
30, 1995, exclude the special charges described above. The quarter and nine months ended
September 30, 1996, include the beneficial effect of these charges, which approximated $.04 per share and $.08 per share, respectively. The beneficial effect consists primarily of charges against reserves for losses on insurance contracts and amounts related to depreciation and amortization on asset write-downs.

Results of Operations

Quarters Ended September 30, 1996 and 1995

The Company's premium revenues increased 63.9 percent to $1.8 billion for the quarter ended
September 30, 1996, compared to $1.1 billion for the same period in 1995. This increase was due primarily to the 1995 fourth quarter acquisition of EMPHESYS Financial Group, Inc. ("EMPHESYS") and premium revenues associated with the CHAMPUS contract which began on July 1, 1996. EMPHESYS and CHAMPUS premium revenues for the quarter ended September 30, 1996 totaled approximately
$434 million and $170 million, respectively. In addition to the aforementioned, premium revenues increased as a result of Medicare risk membership growth and premium rate increases partially offset by Commercial membership and premium rate declines. Commercial product same-store membership decreased to 1,758,400 from 1,780,200 for the period between September 30, 1995 and September 30, 1996, while Medicare risk membership increased to 347,400 from 304,300 during the same period. The Medicare risk premium rate increased 7.8 percent and the Commercial premium rate decreased 0.6 percent.

The weighted average Medicare risk premium rate increase for all of 1996 will approximate 8 percent while the weighted average Commercial premium rate will decline approximately 0.5 percent. The Medicare risk premium rate increases for 1997 should approximate 5 to 6 percent and the Commercial premium rate increase should approximate 2 to 3 percent.

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued
                       Humana Inc.

Membership in the Company's Commercial products decreased 15,500 during the third quarter ended
September 30, 1996 compared to an increase of 60,900 for the same period in 1995. The decrease is primarily the result of management's decision to exit 13 markets and discontinue certain products in 3 other markets. In addition, the introduction of new pricing disciplines for various of the Company's products is the reason for the remainder of the membership losses. As a result of the same factors which influenced the third quarter declines, management anticipates a fourth quarter decline in Commercial membership similar to that of the third quarter and a decline in the first quarter of 1997 approximating 250,000 to 300,000. Medicare risk members increased by 14,500 during the third quarter compared to 7,700 for the same period in 1995. Medicare risk membership growth is primarily the result of sales in certain core markets and new Medicare markets.

The medical loss ratio for the quarter ended
September 30, 1996 was 83.1 percent compared to
82.6 percent for the same period in 1995. The increase is attributable to increases in utilization of both Commercial and Medicare risk outpatient services and physician costs, as well as utilization and unit cost increases in pharmacy costs. Medical cost increases in these areas were partially offset by improvement in Commercial and Medicare risk days per thousand trends.

The administrative cost ratio was 15.6 percent and 13.3 percent for the quarters ended September
30, 1996 and 1995, respectively. The increase was due to higher administrative costs associated with EMPHESYS' small group business and the severance payments made during the quarter related to the Company's recent reorganization.
Management anticipates the fourth quarter 1996 and the first quarter 1997 administrative cost ratio will remain flat with that of the third quarter as a result of planned increases in spending for customer service, information systems and areas designed to reduce the disenrollment of the Company's Medicare risk membership.

Interest income totaled $25 million and $20
million for the quarters ended September 30, 1996 and 1995, respectively. The increase is primarily attributable to increased levels of cash, cash equivalents and marketable securities and the addition of EMPHESYS' portfolio. The tax equivalent yield on invested assets approximated
8 percent for each of the quarters ended
September 30, 1996 and 1995.

The Company's income before income taxes totaled
$48 million for the quarter ended September 30, 1996, compared to $65 million for the quarter ended September 30, 1995. Net income was $32 million or $.20 per share and $43 million or $.27 per share for each of the quarters ended
September 30, 1996 and 1995, respectively.

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued
                       Humana Inc.

Nine Months Ended September 30, 1996 and 1995

The Company's premium revenues increased 55.7 percent to $4.9 billion for the nine months ended
September 30, 1996, compared to $3.1 billion for the same period in 1995. This increase was due primarily to the 1995 fourth quarter acquisition of EMPHESYS and premium revenues associated with the CHAMPUS contract which began on July 1, 1996.
EMPHESYS and CHAMPUS premium revenues for the nine months ended September 30, 1996 totaled approximately $1.3 billion and $170 million, respectively. In addition to the aforementioned, premium revenues increased as a result of Medicare risk membership growth and premium rate increases partially offset by year-to-date
Commercial membership and premium rate declines.
The Medicare risk premium rate increased approximately 8.0 percent but was partially offset by Commercial premium rate reductions of
1.0 percent.

Membership in the Company's Commercial products decreased 37,500 during the nine months ended
September 30, 1996 compared to an increase of 251,900 for the same period in 1995. The decrease is primarily the result of the first quarter 1996 loss of 50,000 members related to one customer group, market sales and closures, product discontinuances and the new pricing disciplines. Medicare risk members increased by 37,000 during the nine months ended September 30, 1996, compared to 16,900 for the same period in 1995. Medicare risk membership growth is primarily the result of sales in certain core markets and new Medicare markets.

The medical loss ratio for the nine months ended
September 30, 1996 was 82.6 percent (excluding the effect of the special charges) compared to
81.8 percent for the same period in 1995. The increase is attributable to increases in utilization of both Commercial and Medicare risk outpatient services and physician costs, as well as utilization and unit increases in pharmacy costs. Medical cost increases in these areas were partially offset by improvement in year-to-date
Commercial and Medicare risk days per
thousand trends.

The administrative cost ratio was 15.2 percent and 13.5 percent (excluding the effect of the special charges) for the nine months ended
September 30, 1996 and 1995, respectively. The increase was due to higher administrative costs associated with EMPHESYS' small group business.

Interest income totaled $75 million and $58 million for the nine months ended September 30, 1996 and 1995, respectively. The increase is primarily attributable to increased levels of cash, cash equivalents and marketable securities and the addition of EMPHESYS' portfolio. The tax equivalent yield on invested assets approximated
8 percent for each of the nine months ended
September 30, 1996 and 1995.

Excluding the special charges, the Company's income before income taxes totaled $183 million for the nine months ended September 30, 1996, compared to $213 million for the nine months ended September 30, 1995. Also excluding the special charges, net income was $120 million or $.74 per share and $141 million or


  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued
                     Humana Inc.

$.87 per share for the nine months ended
September 30, 1996 and 1995, respectively.

Liquidity

Cash provided by the Company's operations totaled
$271 million and $257 million for the nine months ended September 30, 1996 and 1995, respectively.
The receipt of Medicare risk premiums increased cash provided by operations by $116 million for the nine months ended September 30, 1995.
Excluding the effect of the timing of advanced
Medicare risk premiums, cash provided by operations was $271 million and $141 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash provided by operations was primarily attributable to premium receipts under the new CHAMPUS contract ahead of the related disbursements and the timing of payments for medical costs and other payables.

At September 30, 1996, the Company had borrowed approximately $200 million under its commercial paper program.

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

Excluding acquisitions, planned capital spending in 1996 will approximate $70 million compared to $54 million in 1995. Capital expenditures generally relate to computer equipment, medical care facilities and administrative facilities.

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued
                       Humana Inc.

Quarterly Medical Membership

                                    1996          1995

Commercial members at:
  March 31                       2,862,900     1,664,600
  June 30                        2,861,900     1,719,300
  September 30                   2,846,400     1,780,200
  December 31                                  2,883,900

Medicare risk members at:
  March 31                         322,300       292,500
  June 30                          332,900       296,600
  September 30                     347,400       304,300
  December 31                                    310,400


CHAMPUS eligible members at:
  September 30                   1,075,300


Medicare supplement members at:
  March 31                         109,600       126,100
  June 30                          106,000       121,900
  September 30                     101,800       119,100
  December 31                                    115,000


Administrative services members at:
  March 31                         444,700       228,400
  June 30                          447,900       264,400
  September 30                     458,300       262,800
  December 31                                    495,100


Total medical members at:
  March 31                       3,739,500     2,311,600
  June 30                        3,748,700     2,402,200
  September 30                   4,829,200     2,466,400
  December 31                                  3,804,400

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations, continued
                       Humana Inc.
   Supplemental Consolidated Statement of Quarterly Income (Unaudited)
         (Dollars in millions except per share results)

                                 1996
                    First    Second    Third    Total

Revenues:
  Premiums:
    Commercial     $ 1,082  $ 1,088   $ 1,079  $ 3,249
    Medicare risk      454      466       484    1,404
    CHAMPUS                               170      170
    Medicare
     supplement         24       24        23       71
      Total premiums 1,560    1,578     1,756    4,894
  Interest              25       25        25       75
  Other income           3        2         3        8
      Total revenues 1,588    1,605     1,784    4,977

Operating expenses:
  Medical costs      1,274    1,308     1,460    4,042
  Selling, general
   and administrative  203      216       249      668
  Depreciation and
   amortization         25       24        25       74
      Total operating
       expenses      1,502    1,548     1,734    4,784

Income from operations  86       57        50      193

  Interest expense       5        3         2       10

Income before income
 taxes                  81       54        48      183

  Provision for
   income taxes         28       19        16       63

Net income          $   53   $   35    $   32   $  120

Earnings per
 common share       $  .32   $  .22    $  .20   $  .74

Medical loss ratio    81.7%    82.9%     83.1%    82.6%

Administrative
 cost ratio           14.7%   15.2%     15.6%     15.2%

Note: Second quarter and year-to-date results exclude special charges of $200 million pretax ($130 million after tax or $.80 per share) related primarily to the restructuring of the Company's Washington, D.C. health plan, provision for expected future losses on insurance contracts, closing 13 service areas, discontinuing unprofitable products in three markets, and the provision for a litigation settlement.

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

                     Humana Inc.

Part II:  Other Information

Item 1:  Legal Proceedings

         On October 15, 1996, final approval was given to the settlement of a class action lawsuit filed against Humana Insurance Company on September 11, 1995, styled Del Bruns v. Humana
         Insurance Company. The settlement would resolve all similar claims involving Humana
         Insurance Company's parents, subsidiaries, affiliates and predecessors.

         The settlement agreement requires Humana
         Insurance Company to contribute $7,525,000
         (which was paid on October 29, 1996) to a class settlement fund, where class members who submit timely claims, can receive up to two times the difference between co-insurance payments calculated using discounted and non-discounted hospital charges. The settlement excludes residents of Florida and Nevada, whose claims have already been addressed in other proceedings.
         The accrual for this settlement was provided for in the second quarter of 1996.

         On November 5, 1996, the Ninth Circuit Court of Appeals reinstated certain claims in Forsyth vs. Humana Inc. et al, that had been dismissed by the U.S. District Court in Nevada. This case involved claims arising out of the method of calculation of coinsurance for Nevada insureds prior to 1988. The lower court dismissed all claims except a claim for benefits under the Employee Retirement Income
         Security Act ("ERISA"), resulting in a
         judgment of $1.6 million, plus prejudgment interest and reasonable attorneys' fees.
         The Court of Appeals affirmed the ERISA ruling, but found that the plaintiffs were entitled to a trial on their Sherman Act antitrust claim and reinstated a claim by the Co-Payor Class under the Racketeer Influenced and Corrupt
         Organizations Act ("RICO"). The Appeals Court stated that the calculation of damages for RICO purposes would be the same as under ERISA.
         The Company plans to seek
         reconsideration of the Court's ruling.
         Pursuant to an Assumption of Liabilities and Indemnification Agreement entered into at the time of the separation of the Company's hospital and health plan businesses in March of 1993, the Company is responsible for 39 percent and Columbia/HCA Healthcare Corporation
         (through its acquisition of Galen Health Care,
         Inc.) is responsible for 61 percent of all liabilities, costs and expenses arising from the Forsyth litigation.

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

                               HUMANA INC.




   Date:  November 14, 1996     /s/ James E. Murray
                                James E. Murray
                                Vice President -Finance
                                (Principal Accounting
                                Officer)




   Date:  November 14, 1996     /s/ Arthur P. Hipwell
                                Arthur P. Hipwell
                                Senior Vice President
                                and General Counsel

