Form 10-K
period 1996-12-31
HUMANA INC
filed 1997-03-28
CIK 49071

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      FOR THE TRANSITION PERIOD FROM  TO

                         COMMISSION FILE NUMBER 1-5975

                                  HUMANA INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              61-0647538
       (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER
                                               IDENTIFICATION NUMBER)

         500 WEST MAIN STREET                           40202
         LOUISVILLE, KENTUCKY                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 502-580-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                        ON WHICH REGISTERED
              -------------------                       ---------------------
       Common Stock, $.16 2/3 par value                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the Registrant's definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1997, was $2,978,429,730 calculated using the average price on such date of $19.5625. The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997, was 162,716,329.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part II and portions of Part IV incorporate herein by reference the Registrant's 1996 Annual Report to Stockholders; Part III incorporates herein by reference portions of the Registrant's Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 8, 1997.

  The Exhibit Index begins on page 15.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Humana Inc. is a Delaware corporation organized in 1961. Its principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202 and its telephone number at that address is (502) 580-1000. As used herein, the terms "the Company" or "Humana" include Humana Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results, including the effects of either federal or state health care reform or other legislation, renewal of the Company's Medicare risk contracts with the federal government, the renewal of the Company's CHAMPUS contract with the federal government, and the effects of other general business conditions, including but not limited to, government regulation, competition, premium rate changes, retrospective premium adjustments relating to federal government contracts, medical cost trends, changes in Commercial and Medicare risk membership, capital requirements, general economic conditions, and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

  Since 1983, the Company has offered managed health care products that integrate medical management with the delivery of health care services through a network of providers. This network of providers may share financial risk or have incentives to deliver quality medical services in a cost-effective manner. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracting providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures. The Company also offers various specialty and administrative service products including dental, group life, workers' compensation, and pharmacy benefit management services.

  The Company's HMO and PPO products are marketed primarily to employer and other groups ("Commercial") as well as Medicare and Medicaid-eligible individuals. The Company's Commercial products are licensed in 47 states and the District of Columbia. At December 31, 1996, the Company had a total of 2,814,800 fully insured Commercial customers, with an average group size of 24 members. The products marketed to Medicare-eligible individuals are either HMO products ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). The Medicare risk product provides managed care services that include all Medicare benefits and, in certain circumstances, additional managed care services. At December 31, 1996, the Company had 364,500 Medicare risk members and 97,700 Medicare supplement members. The Company also offers administrative services ("ASO") to employers who self-insure their employee health benefits. At December 31, 1996, the Company provided claims processing, utilization review and other administrative services to 471,000 ASO members.

  On October 11, 1995, the Company acquired EMPHESYS Financial Group, Inc. ("EMPHESYS") for a total purchase price of approximately $650 million. The purchase was funded through available cash of $400 million and bank borrowings of $250 million. EMPHESYS was a leading provider of a broad range of PPO and specialty products to small businesses. The medical loss and administrative cost ratios relating to the EMPHESYS business tend to be different from Humana's because of variances in the nature of each entity's products, customer base and the manner in which products and services are distributed to customers, as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1996 Annual Report to Stockholders.

  On July 1, 1996, the Company began providing managed health care services to approximately 1.1 million eligible beneficiaries under a potential five-year contract (a one-year contract renewable annually at the government's option for up to four additional years) with the United States Department of Defense under the

Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). Under the CHAMPUS contract, the Company provides managed care services to the beneficiaries of active military personnel and retired military personnel and their beneficiaries located in the southeastern United States. The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. Three health benefit options are available to CHAMPUS beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like point-of-service plan or take advantage of reduced copayments by using a network of preferred providers.

  On January 31, 1997, the Company completed the sale of its Washington, D.C., health plan to Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc. On January 16, 1997, the Company signed a definitive agreement to sell its Alabama operations to PrimeHealth of Alabama, Inc. The Alabama sale excludes the Company's small group business and the Company's Alabama CHAMPUS operations. These transactions will not have a material impact on the Company's financial position, results of operations, or cash flows.

COMMERCIAL PRODUCTS

 HMOs

  An HMO provides prepaid health care services to its members through primary care and specialty physicians employed by the HMO at facilities owned by the HMO, and/or through a network of independent primary care and specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners and pediatricians. Generally, access to specialty physicians and other health care providers must be approved by the member's primary care physician. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers, and durable medical equipment suppliers. Because access to these other health care providers must be approved by the primary care physician, the HMO product is the most restrictive form of managed care.

  At December 31, 1996, the Company owned and operated 18 HMOs, which contracted with approximately 37,700 physicians (including approximately 9,100 primary care physicians) and approximately 600 hospitals. In addition, the Company had approximately 2,800 contracts with other providers to provide services to HMO members. The Company also employed approximately 500 physicians in its staff model HMOs at December 31, 1996.

  An HMO member, typically through the member's employer, pays a monthly fee which generally covers, with minimal copayments, health care services received from or approved by the member's primary care physician. For the year ended December 31, 1996, Commercial HMO premium revenues totaled approximately $1.8 billion or 27 percent of the Company's total premium revenues. Approximately $248 million of the Company's Commercial premium revenues for the year ended December 31, 1996, were derived from contracts with the United States Office of Personnel Management ("OPM"), under which the Company provides health care benefits to approximately 165,000 federal civilian employees and their dependents. Pursuant to these contracts, payments made by OPM may be retrospectively adjusted downward by OPM if an audit discloses that a comparable product was offered by the Company to a similar size subscriber group at a lower premium rate than that offered to OPM. Management believes that any retrospective adjustments as a result of OPM audits will not have a material impact on the Company's financial position, results of operations, or cash flows. The Company's Washington, D.C., health plan, which was sold effective January 31, 1997, included approximately 45,000 OPM members at December 31, 1996, and premium revenues from these OPM contracts totaled approximately $71 million for the year ended December 31, 1996.

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

  At December 31, 1996, approximately 37,800 physicians and approximately 630 hospitals contracted directly with the Company to provide services to PPO members. The Company also had approximately 3,200 contracts (including certain contracts which also service the Company's HMOs) with other providers to provide services to PPO members. In addition, the Company had access to 21 leased provider networks throughout the country which provided services to approximately 75 percent of EMPHESYS' PPO membership.

  For the year ended December 31, 1996, Commercial PPO premium revenues totaled approximately $2.3 billion or 34 percent of the Company's total premium revenues. During 1996, Commercial PPO premiums increased approximately $1.4 billion, primarily as a result of the acquisition of EMPHESYS in the fourth quarter of 1995.

  Over the previous four years, changes in the Company's Commercial premium rates have ranged between an approximate 7 percent increase for the year ended December 31, 1993, to a 0.6 percent decrease for the year ended December 31, 1996. The Company expects that 1997 Commercial premium rates will increase approximately 2 to 3 percent from 1996 levels.

MEDICARE PRODUCTS

  Medicare is a federal program that provides persons age 65 and over and some disabled persons certain hospital and medical insurance benefits, which include hospitalization benefits for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Each Medicare-eligible individual is entitled to receive inpatient hospital care ("Part A") without the payment of any premium, but is required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services ("Part B").

  Even though participating in both Part A and Part B of the traditional Medicare program, beneficiaries are still required to pay certain deductible and coinsurance amounts. They may, if they choose, supplement their Medicare coverage by purchasing Medicare supplement policies which pay these deductibles and coinsurance amounts. Many of these policies also cover other services (such as prescription drugs) which are not included in Medicare coverage.

  Certain managed care companies which operate HMOs contract with the federal government's Health Care Financing Administration ("HCFA") to provide medical benefits to Medicare-eligible individuals residing in the geographic areas in which their HMOs operate in exchange for a fixed monthly payment per member from HCFA. Individuals who elect to participate in these Medicare risk programs are relieved of the obligation to pay some or all of the deductible or coinsurance amounts but are generally required to use exclusively the services provided by the HMO and are required to pay a Part B premium to the Medicare program. The enrollee pays the HMO a premium only in cases where the HMO provides additional benefits and where competitive market conditions permit.

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

  The Company markets a variety of Medicare risk HMO products. All of these products provide an enrolled individual with all of the benefits covered by the Medicare program but relieve the enrolled individual of the obligation to pay deductibles and coinsurance that would otherwise apply. Some of these products also provide additional benefits not covered by Medicare, such as vision and dental care services and prescription drugs.

  Where competitive conditions permit, the Company charges a premium to members (in addition to the payment from HCFA) for some of its Medicare risk products. At December 31, 1996, approximately 42,000 members in 12 markets were paying premiums which totaled approximately $24 million for the year ended December 31, 1996.

  As of January 1, 1997, the Company provides Medicare risk services under 10 contracts with HCFA ("HCFA Contracts") in 16 markets. During 1996, the Company received approval from HCFA to sell its Medicare risk product in Dallas, Texas, Cincinnati, Ohio, and several additional counties contiguous to existing markets where it has already been approved. Management believes that additional growth opportunities exist because only approximately 10 percent of the country's Medicare-eligible beneficiaries are enrolled in managed care programs similar to those offered by the Company. The Company intends to pursue those opportunities in under-penetrated markets which meet the Company's long-term growth strategies.

  At December 31, 1996, HCFA Contracts covered approximately 364,500 Medicare risk members for which the Company received premium revenues of approximately $1.9 billion or 29 percent of the Company's total premium revenues for the year ended December 31, 1996. At December 31, 1996, one such HCFA Contract covered approximately 227,500 members in Florida and accounted for premium revenues of approximately $1.3 billion, which represented 67 percent of the Company's HCFA premium revenues or 19 percent of the Company's total premium revenues for the year ended December 31, 1996. HCFA Contracts are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Management believes termination of the HCFA Contract covering the members in Florida would have a material adverse effect on the revenues, profitability, and business prospects of the Company.

  The Company's 1997 average rate of statutory increase under the HCFA Contracts is approximately 6 percent. However, the Company's expected 1997 HCFA Contract premium rate increase differs from the 6 percent statutory increase as a result of a 1996 change in the geographic mix of the Company's members. The Company expects its 1997 HCFA Contract premium rate increase will be approximately 4 to 5 percent. Over the last five years, annual increases have ranged from as low as 3 percent in January 1994 to as high as 12 percent in January 1993, with an average of approximately 7 percent, including the January 1997 increase.

  Current legislative proposals are being considered which include modification of future reimbursement rates under the Medicare program and which encourage the use of managed health care for Medicare beneficiaries. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations, or cash flows. The loss of these HCFA Contracts or significant changes in the Medicare risk program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability, and business prospects of the Company.

 Medicare Supplement

  The Company's Medicare supplement product is an insurance policy which pays for hospital deductibles, copayments and coinsurance for which an individual enrolled in the traditional Medicare program is responsible.

  Under the terms of existing Medicare supplement policies, the Company may not reduce or cancel the benefits contracted for by policyholders. These policies are renewable annually by the insured at the Company's prevailing rates, which may increase subject to approval by appropriate state insurance regulators.

  At December 31, 1996, the Company provided Medicare supplement benefits to approximately 97,700 members. For the year ended December 31, 1996, Medicare supplement premium revenues totaled approximately $93 million or 1 percent of the Company's total premium revenues.

MEDICAID PRODUCT

  Medicaid is a federal program that is state-operated to provide health care services to low-income residents. Each state which chooses to do so develops through a state specific regulatory agency, a Medicaid managed care initiative which must be approved by HCFA. HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently use either a formal proposal process reviewing many bidders or award individual contracts to qualified bidders which apply for entry to the program. In either case, the contractual relationship with the state is generally for a one-year period. Management believes that the risks associated with participation in a state Medicaid managed care program are similar to the risks associated with the Medicare risk product discussed previously. In both instances, the Company receives a fixed monthly payment from a government agency for which it is required to provide managed health care services to enrolled members. For the year ended December 31, 1996, premium revenues from the Company's Medicaid products totaled approximately $71 million or 1 percent of the Company's total premium revenues. At December 31, 1996, the Company had approximately 55,200 Medicaid members in three markets. Due to the increased emphasis on state health care reform, more states are utilizing a managed care product in their Medicaid programs.

CHAMPUS

  In 1993, the Company established Humana Military Healthcare Services, Inc., (a wholly owned subsidiary of the Company), to bid on contracts to provide managed care services to the beneficiaries of active military personnel and retired military personnel and their beneficiaries. In November 1995, the United States Department of Defense awarded the Company its first CHAMPUS contract covering approximately 1.1 million eligible beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, and Eastern Louisiana.

  On July 1, 1996, the Company began providing managed health care services to these approximate 1.1 million eligible beneficiaries under a potential five-year contract (a one year contract renewable annually at the government's option for up to four additional years.). The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. Three health benefit options are available to CHAMPUS beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like point-of-service plan or take advantage of reduced copayments by using a network of preferred providers. CHAMPUS premium revenues for the period July 1 through December 31, 1996, were approximately $351 million or 5 percent of the Company's total premium revenues for the year ended December 31, 1996.

  The Company will actively seek opportunities to provide managed care services to beneficiaries of federal and state programs, including other CHAMPUS contracts.

OTHER RELATED PRODUCTS

  The Company also offers various specialty and administrative service products including dental, group life, workers' compensation and pharmacy benefit management services. Specialty product membership at December 31, 1996, totaled approximately 1.9 million members, including approximately 517,000 members for which the Company provides only administrative services. Specialty administrative membership includes dental, workers' compensation, flexible benefit and purchasing pool administration services. The Company also operates a prescription drug management service which administers drug benefit programs for various HMOs and PPOs, including those of the Company. Premiums and other income related to these specialty and administrative service products totaled approximately $208 million for the year ended December 31, 1996.

PROVIDER ARRANGEMENTS

  The Company's HMOs contract with individual or groups of primary care physicians, generally for an actuarially determined, fixed, per-member-per-month fee called a "capitation" payment. Under these arrangements, physicians are paid a fixed amount to provide services to their members. These contracts typically obligate primary care physicians to provide or make referrals to other health care providers for the provision of all covered managed health care services to HMO members. This includes services provided by specialty physicians and other providers. The capitation payment does not vary with the nature or extent of services provided to the member and is generally designed to shift a portion of the HMOs' financial risk to the primary care physician. The degree to which the Company uses capitation arrangements varies by provider. The Company also employs approximately 500 physicians in markets where it operates staff model HMOs. The Company also contracts with medical specialists and other providers to which a primary care physician may refer a member. The contracts with specialists may be capitation arrangements or may provide for payment on a fee-for-service basis based on negotiated fees. Typically, payments by the Company to these specialists and other providers reduce the ultimate payment that otherwise would be made to primary care physicians. The Company's HMOs also have arrangements under which physicians can earn bonuses when certain target goals relating to quality and cost effectiveness in the provision of patient care are met. The Company's contracts with capitated physicians generally provide for stop-loss coverage so that a physician's financial risk for any single member is limited to a certain amount on an annual basis. The Company remains financially responsible for the provision of or payment for covered medical services if primary care or specialty physicians fail to perform their obligations under the contract.

  The focal point for cost control in the Company's HMOs is generally the primary care physician, whether employed or under contract, who provides services and controls utilization of appropriate services by directing or approving hospitalization and referrals to specialists and other providers. Cost control is further achieved by directly negotiating provider discounts. Cost control in the Company's PPOs is achieved primarily by establishing a cost-effective network of participating health care providers and providing incentives for members to use such providers. These providers are generally paid on a negotiated fee-for-service basis. With respect to both HMO and PPO products, cost control is further achieved through the use of a utilization review system designed to allow only necessary hospital admissions, lengths of stay and necessary or appropriate medical procedures. The Company's HMOs and PPOs generally contract for hospital services under per-diem arrangements for inpatient hospital services and discounted fee-for-service arrangements for outpatient services. During the year ended December 31, 1996, approximately 42 percent of the Company's total medical costs were for services provided to its members in hospitals or related facilities.

  The Company has certain risk-sharing contracts with physician-hospital organizations ("PHOs") and independent practice associations ("IPAs") pursuant to which the PHO or IPA is responsible for providing all covered managed health care services to its members.

  During 1996, the Company began to implement several disease management programs in various markets. Under these arrangements, the Company provides financial incentives for contractors to provide the full range of care to members with respect to a particular high risk or chronic disease in a quality, cost-effective manner. These programs include congestive heart failure, prenatal and premature infant care, end stage renal disease, diabetes and breast cancer screening. As in the case of bonus arrangements, payments generally are based on performance relative to certain budgeted targets.

QUALITY ASSESSMENT AND CUSTOMER SERVICE

  Access to high quality health care services is an important element of the Company's business. All of the Company's contracts require that the provider participate in the Company's quality assurance program. Physician participation in the Company's HMOs and PPOs is conditioned upon the physician meeting the Company's requirements concerning the physician's professional qualifications. When considering whether to contract with a physician, the Company performs rigorous on-going credentialing verifications and peer review that meet both regulatory and accrediting agency standards.

  The Company has a program in place to monitor important aspects of HMO plan-wide service and quality indicators with oversight by a senior management committee. Such indicators as credentialing, quality concerns, customer service, disenrollment, and satisfaction are measured against standards. Another measure of quality is the reporting of Health Plan Employer Data Information Sets ("HEDIS"), which the Company has been reporting since June 1994. HEDIS is useful to purchasers of managed health care services to measure individual health plan quality and service. Each HMO has in place a peer review procedure which is implemented by a quality management committee ("QMC"). This committee is headed by the HMO's medical director and is composed of physicians and physician group representatives. The QMC performs initial evaluation of applicants for credentialing and reviews all providers on a periodic basis to monitor the appropriateness of members' care.

  During 1996, the Company implemented several new programs intended to ensure that members receive high quality treatment in a cost-effective manner, improve members' health, and increase member satisfaction. Disease management programs are being implemented in various markets to address the specific needs of members with high risk or chronic diseases. These programs are designed to improve outcomes through close follow-up monitoring and data collection and to prevent costly medical episodes, including unnecessary hospital stays. The Company has also implemented a Demand Management program which provides members telephone access to registered nurses 24 hours a day, seven days a week. As of December 31, 1996, this service was available to approximately 600,000 fully insured members in nine markets and is expected to be available to all of the Company's remaining members by December 31, 1997.

HEALTH MAINTENANCE ORGANIZATION ACCREDITATION

  With the increasing significance of managed care in the health care industry, several independent organizations have been formed for the purpose of responding to external demands for accountability over the managed care industry. The organizations utilized by the Company are the National Committee for Quality Assurance ("NCQA") and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). NCQA performs site reviews of standards established for quality assurance, credentialing, utilization management, medical records, preventive services, and member rights and responsibilities. JCAHO reviews rights, responsibilities and ethics, continuum of care, education and communication, leadership, management of information and human resources, and network performance. Both organizations evaluate the mechanisms the organization has established to ensure continuous quality improvement.

  In the states of Kansas and Florida, accreditation or external review by an accrediting agency is mandatory and generally required for licensure. As of December 31, 1996, nine of Humana's HMO markets achieved various levels of accreditation. Humana Medical Plan, Inc. in its South Florida, Orlando, Tampa, and Daytona markets, Humana Health Plan, Inc. in its Chicago market, and Humana Health Plan of Texas, Inc. in its San Antonio market (which includes Houston and Dallas), all received full accreditation status from NCQA. Humana Medical Plan, Inc. in its Fort Walton market received three year accreditation status from JCAHO. Humana Medical Plan, Inc. in its Jacksonville market and Humana Kansas City, Inc. each received one year accreditation from NCQA. The Company is currently developing plans for achieving accreditation for the remainder of its HMO plans, beginning with the review of the Cincinnati, Ohio market in February 1997. The Company is also developing a plan for accreditation of its Milwaukee, Wisconsin HMO plan which was previously denied accreditation (prior to purchase in December 1994). The Company has submitted an application to NCQA requesting a survey of the Milwaukee plan in May 1999. Management believes the Milwaukee denial has not had a material impact on the Company's financial position, results of operations, or cash flows.

MANAGEMENT INFORMATION SYSTEMS

  The Company's managed care health plans use centralized, integrated information systems developed and/or customized specifically to meet the Company's needs and to allow for aggregation of data and comparison across markets. These information systems support marketing, sales, underwriting, contract administration, billing, financial, and other administrative functions as well as customer service, appointment scheduling, authorization and referral management, concurrent review, physician capitation and claims administration, provider management, quality management, and utilization review.

  Key to the Company's information systems are operational reports, used by market office and corporate personnel for such items as physician profiling, utilization review, quality assessment, member satisfaction measurement, and employer reporting. Clinical software is used as well to assess appropriateness of medical care provided to the Company's members. The Company's information systems are continually upgraded to support new products in an integrated manner as well as to take advantage of the latest advances in technology.

SALES AND MARKETING

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

  The Company uses various methods to market its Commercial and Medicare products, including television, radio, telemarketing and mailings. At December 31, 1996, the Company used approximately 34,000 independently licensed brokers and agents and approximately 300 licensed employees to sell the Company's Commercial products. Many of the Company's employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. The Company generally pays brokers a commission based on premiums, with commissions varying by market and premium volume.

  At December 31, 1996, the Company used approximately 1,400 independently licensed brokers and approximately 600 employed sales representatives, who are each paid a salary and/or per member commission, to market the Company's Medicaid and Medicare products. The Company also used approximately 400 telemarketing representatives who assisted in the marketing of Medicaid and Medicare products by making appointments for broker/sales representatives with prospective members.

  The following table lists the Company's medical membership at December 31, 1996, by state and product:

                              MEDICAL MEMBERSHIP
                                 (IN THOUSANDS)

                           COMMERCIAL                                              PERCENT
                         --------------- MEDICARE          MEDICARE                  OF
                           PPO   HMO(1)    RISK   CHAMPUS SUPPLEMENT  ASO   TOTAL   TOTAL
                         ------- ------- -------- ------- ---------- ----- ------- -------
Florida.................   185.4   329.4  227.5     416.0     9.1      6.0 1,173.4   24.2%
Illinois................   176.6   292.0   45.8        --      --     56.3   570.7   11.8%
Wisconsin...............   101.5   121.5     --        --      --    204.7   427.7    8.8%
Kentucky................   145.5   108.4    8.1        --    34.5     81.8   378.3    7.8%
Georgia.................    85.8      --     --     261.9     5.2      1.0   353.9    7.3%
Texas...................   200.7    90.4   32.5        --    11.0      5.9   340.5    7.0%
Missouri/Kansas.........    63.1   124.2   16.7        --     7.6     40.6   252.2    5.2%
Alabama.................     4.8    16.7     --     108.7    16.7      7.0   153.9    3.2%
South Carolina..........     6.2      --     --     141.2      --      1.3   148.7    3.1%
Indiana.................    91.7    25.8     --        --     1.9     21.2   140.6    2.9%
Tennessee...............    58.0      --     --      71.7     1.3      1.5   132.5    2.7%
Other...................   467.6   119.5   33.9     103.5    10.4     43.7   778.6   16.0%
                         ------- -------  -----   -------    ----    ----- -------  -----
    Total............... 1,586.9 1,227.9  364.5   1,103.0    97.7    471.0 4,851.0  100.0%
                         ======= =======  =====   =======    ====    ===== =======  =====

--------
(1) Includes 55,200 Medicaid members located in Illinois, Wisconsin and Missouri/Kansas.

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

  Underwriting techniques are not employed in connection with Medicare risk HMO products because HCFA regulations require the Company to accept all eligible Medicare applicants regardless of their health or prior medical history. The Company also is not permitted to employ underwriting criteria for the Medicaid product but rather follows HCFA and state requirements. In addition, with respect to the CHAMPUS contract, no underwriting techniques are employed because the Company must accept all eligible beneficiaries who choose to participate.

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

GOVERNMENT REGULATION

  Of the Company's 18 licensed HMO subsidiaries, nine are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. Six of these federally qualified subsidiaries are parties to HCFA Contracts to provide Medicare risk HMO products in 12 states and the District of Columbia.

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

  HCFA conducts audits of Medicare risk HMOs at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMO's administration and management (including management information and data collection systems), fiscal stability, utilization management and incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems. HCFA regulations require quarterly and annual submission of financial statements and restrict the number of Medicare risk and Medicaid members to no more than the HMO's Commercial membership in a specified service area. HCFA regulations also require independent review of medical records and quality of care, review and approval by HCFA of all advertising, marketing and communication materials, and independent review of all denied claims and service complaints which are not resolved in favor of a member.

  In addition, HCFA has finalized rules that require certain disclosures to HCFA and to Medicare beneficiaries concerning the financial arrangements which managed care organizations have with physicians with whom they contract. These rules also require certain levels of stop-loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume.

  The Company's Medicaid product is regulated by the applicable state agency in the state which the Company sells its Medicaid product, in conformance with federal approval of the state plan, and is subject to periodic reviews by these agencies. The reviews are similar in nature to those performed by HCFA.

  Laws in each of the states in which the Company operates its HMOs and PPOs regulate the Company's operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing, and advertising. The HMO and PPO products offered by the Company are sold under licenses issued by the applicable state insurance regulators. The Company's HMOs and PPOs are required to be in compliance with certain minimum capital requirements. These requirements must be satisfied by investing in approved investments that generally cannot be used for other purposes. Under state laws, the Company's HMOs and PPOs are audited by state departments of insurance for financial and contractual compliance, and its HMOs are audited for compliance with health services standards by respective state departments of health. Most states' laws require such audits to be performed at least triennially.

  The Company and its licensed subsidiaries are subject to regulation under state insurance holding company regulations. These regulations require, among other things, prior approval and/or notice of certain material transactions, dividend payments, and the filing of various financial and operational reports.

  Management believes that the Company is in substantial compliance with all governmental laws and regulations affecting the Company's business.

HEALTH CARE REFORM

  There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation's health care system.

 National

  In 1996, Congress passed the Health Insurance Portability and Accountability Act ("HIPAA") which established portability, pre-existing conditions, nondiscrimination and guaranteed renewal rules for both the small and large group markets, including self-funded groups. HIPAA also extended guarantee issue rules for the small group market, defined as 2 to 50 employees.

  Current legislative proposals are being considered which include modification of future reimbursement rates under the Medicare program and which encourage the use of managed health care for Medicare beneficiaries. Further, Congress is evaluating proposals to subsidize health insurance premiums for certain uninsured groups, including children and the unemployed. Congress is also likely to consider various managed care proposals to require all plans to meet minimum quality standards and service delivery requirements. Management believes that continuing concerns over health care accessability and the cost of the Medicare and Medicaid programs in their current form will result in continued legislative efforts to reform health care.

 State

  Legislation enacted in the states has included, among other things, small group market reforms, subscriber access standards for network health plans, and purchasing pools. Issues related to subscriber access and the delivery of care including any willing provider, mandatory length of stay, direct access and utilization review (as well as civil liability arising from these decisions) are being discussed. In addition, states will be addressing insurance market reform issues such as portability, pre-existing condition exclusions, medical savings accounts, and rating restrictions as they come into compliance with recently enacted federal legislation (such as HIPAA).

  Management believes that managed care and health care in general will continue to be scrutinized and may lead to additional legislative health care reform initiatives. Management is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting the Company's businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect any such new laws and regulations will have on the revenues, profitability, and business prospects of the Company.

OTHER BUSINESSES

 Hospital

  The Company owns a 170-bed hospital in Lexington, Kentucky, which provides services primarily to members of the Company's managed care plans in Lexington. The Company contracted with an independent hospital management company (the "Management Company") whereby effective March 1, 1995, all operational functions of the hospital have been managed by the Management Company. The Company has terminated this contract with the Management Company effective February 21, 1998.

 Captive Insurance Company

  The Company insures substantially all professional liability risks through a wholly owned subsidiary (the "Subsidiary"). The annual premiums paid to the Subsidiary are determined by independent actuaries. The Subsidiary reinsures levels of coverage for losses in excess of its retained limits with unrelated insurance carriers.

 Centralized Management Services

  Centralized management services are provided to each health plan from the Company's headquarters. These services include management information systems, product administration, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting, and claims processing.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 18,300 employees, including approximately 1,200 employees covered by collective bargaining agreements. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2. PROPERTIES

  The Company owns its principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky, 40202.

  The Company provides medical services in owned or leased medical centers ranging in size from approximately 1,500 to 80,000 square feet. The Company's administrative market offices are generally leased, with square footage ranging from approximately 700 to 89,000. The following chart lists the location of properties used in the operation of the Company at December 31, 1996:

                                               MEDICAL    ADMINISTRATIVE
                                               CENTERS       OFFICES
                                             ------------ ----------------
                                             OWNED LEASED OWNED    LEASED    TOTAL
                                             ----- ------ -------  -------   -----
      Florida...............................    6    89         --       40   135
      Illinois..............................    8    18         --        9    35
      Missouri/Kansas.......................    3    10         --        6    19
      Texas.................................    5     4          1        9    19
      Kentucky..............................    8     3          1        3    15
      California............................   --    --         --       10    10
      Wisconsin.............................   --    --         --        9     9
      Other.................................    4    11          1       55    71
                                              ---   ---    -------  -------   ---
          Total.............................   34   135          3      141   313
                                              ===   ===    =======  =======   ===

  In addition, the Company owns buildings in Louisville, Kentucky, San Antonio, Texas, and Green Bay, Wisconsin, and leases facilities in Jacksonville, Florida, and Madison, Wisconsin, all of which are used for customer service and claims processing. The Louisville and Green Bay facilities also perform enrollment processing and other corporate functions.

  The Company also owns a hospital and medical office building in Lexington, Kentucky.

ITEM 3. LEGAL PROCEEDINGS

  1. A class action law suit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), (now restyled Marietta Cade, et al v. Humana Health Insurance of Nevada, Inc., et al) was filed on March 29, 1989, in the United States District Court for the District of Nevada (the "Forsyth" case). On November 19, 1996, the Company filed a Petition for Reconsideration on Rehearing En Banc in the Ninth Circuit Court of Appeals in the Forsyth case. The Court of Appeals, on November 5, 1996, had reinstated certain claims that had been dismissed by the U.S. District Court in Nevada in the case involving claims arising out of the method of calculation of coinsurance for Nevada insureds prior to 1988. The Petition requested the Court of Appeals to reconsider its ruling reinstating an antitrust claim and also to clarify the portion of its ruling reinstating a claim under the Racketeer Influenced and Corrupt Organizations Act.

  2. On April 22, 1993, an alleged stockholder of the Company filed a purported shareholder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled Lewis v. Austen, et al, Civil Action No. 12937. The action was purportedly brought on behalf of the Company and Galen Health Care, Inc. ("Galen") against all of the directors of both companies at the time Galen was spun off from the Company alleging, among other things, that the defendants had improperly amended the Company's existing stock option plans to bifurcate their existing options to allow employees of each company to receive options in the stock of the other company. The challenged amendment to the plan was approved by the Company's stockholders at the 1993 Annual Meeting of Stockholders. There has been little activity in this case. The defendants filed a motion to dismiss the case in October 1995. That motion is still pending. The Company believes that the complaint is without merit.

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

  Management does not believe that any pending legal actions will have a material adverse effect on the Company's financial position, result of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are names and ages of all of the current executive officers of the Company as of February 28, 1997, their positions, date of election to such position and the date first elected an officer of the Company:

                                                                SERVD IN SUCH       FIRST
NAME                     AGE              POSITION              CAPACITY SINCE ELECTED OFFICER
----                     ---              --------              -------------- ---------------
David A. Jones..........  65 Chairman of the Board and              08/69           09/64(1)
                              Chief Executive Officer
Gregory H. Wolf.........  40 President and Chief Operating          09/96           10/95(2)
                              Officer
David R. Astar..........  44 Vice President--Customer               12/96           09/96(3)
                              Service and Quality
Karen A. Coughlin.......  49 Division II--President                 07/96           09/88
Kenneth J. Fasola.......  37 Vice President and                     12/96           05/96(4)
                              National Sales Manager
Arthur P. Hipwell.......  48 Senior Vice President and              06/94           08/90(5)
                              General Counsel
Gail H. Knopf...........  50 Vice President--Information            12/96           08/85
                              Systems
Michael B. McCallister..  44 Division I--President                  07/96           09/89
James E. Murray.........  43 Chief Financial Officer                01/97           08/90
David R. Nelson.........  42 Vice President--Risk Management        12/96           09/96(6)
                              and Chief Actuary
Bruce D. Perkins........  42 Senior Vice President--Provider        07/96           09/94
                              Affairs and Reengineering

                                                                SERVD IN SUCH       FIRST
NAME                     AGE              POSITION              CAPACITY SINCE ELECTED OFFICER
----                     ---              --------              -------------- ---------------
Jerry D. Reeves, M.D....  52 Senior Vice President and              01/97           01/97(7)
                              Chief Medical Officer
Gregory K. Rotherham....  40 Vice President--Marketing              12/96           09/96(8)
Kirk E. Rothrock........  38 Vice President--Specialty              12/96           05/96(9)
                              Products and Business
                              Development
George W. Vieth, Jr.....  41 Vice President--Development and        12/96           12/95(10)
                              Planning
Tod J. Zacharias........  35 Vice President--Employers Health       12/96           05/94(11)
                              Insurance Company

--------
 (1) Elected an officer of a predecessor corporation in 1961.
 (2) Mr. Wolf was initially elected an officer of the Company at the time of the acquisition of EMPHESYS in 1995. Mr. Wolf had been President and Chief Operating Officer of EMPHESYS (now a wholly owned subsidiary of the Company) since November 1994. Mr. Wolf was named Executive Vice President for Employers Health Insurance Company ("EHIC") (a wholly owned subsidiary of EMPHESYS) in 1993 and was named Senior Vice President for EHIC in 1990 for Marketing, Sales and Business Development.
 (3) Mr. Astar was elected to the above position in September 1996. Prior to his appointment, Mr. Astar was Vice President of Customer Service of EHIC since 1990.
 (4) Mr. Fasola was initially elected as Vice President Commercial Sales of the Company in May 1996. Prior to his appointment, Mr. Fasola was Vice President and National Sales Manager of EHIC since 1989.
 (5) Mr. Hipwell was initially elected an officer of the Company in 1990 and previously served in his current capacity since July 1992. Effective with the spinoff of Galen Health Care Inc. ("Galen"), he became Senior Vice President and General Counsel of Galen. Mr. Hipwell returned to the Company in January 1994 and was named Senior Vice President and General Counsel of the Company in June 1994.
 (6) Mr. Nelson was elected to the above position in September 1996. Prior to his appointment, Mr. Nelson was Vice President and Chief Actuary of EHIC since 1992.
 (7) Dr. Reeves, a pediatric oncologist, joined the Company in January 1997 in the above position. Prior to his appointment, Dr. Reeves was Senior Vice President--Health Care Operations and Chief Medical Officer at Sierra Health Services, Inc. in Las Vegas, Nevada. Dr. Reeves was employed by Sierra for eight years.
 (8) Mr. Rotherham was elected to the above position in September 1996. Prior to his appointment, Mr. Rotherham served in a similar capacity as Vice President for EHIC since 1994 and for Schneider National, Inc. in Green Bay, Wisconsin since 1985.
 (9) Mr. Rothrock was elected to the above position in May 1996. Prior to his appointment, Mr. Rothrock served in a similar capacity as Vice President for EHIC since 1993 and as an Assistant Vice President since 1991.
(10) Mr. Vieth was elected to the above position in December 1995, having joined the Company in November 1992 as Director of Development and Planning. Before joining the Company, Mr. Vieth was Vice President and General Counsel of Glenmore Distilleries in Louisville, Kentucky since 1989.
(11) Mr. Zacharias was elected to the above position with EHIC in May 1994. He joined EHIC in 1989 as Controller.

  Executive officers are elected annually by the Company's Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the directors or executive officers of the Company, except that Mr. Jones is the father of David A. Jones, Jr., the Vice Chairman of the Board of Directors. Unless otherwise noted, all of the above-named executive officers have been employees of the Company for more than five consecutive years.

                                    PART II

  Information for Items 5 through 8 of this report, which appears in the 1996 Annual Report to Stockholders as indicated on the following table, is incorporated by reference herein in this report and filed as an exhibit hereto:

                                                                      ANNUAL
                                                                      REPORT
                                                                        TO
                                                                   STOCKHOLDERS
                                                                       PAGE
                                                                   ------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS........................................      33
ITEM 6. SELECTED FINANCIAL DATA...................................      14
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS........................    15-18
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    Consolidated financial statements.............................    19-30
    Report of independent accountants.............................      31
    Quarterly financial information (unaudited)...................      31
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item other than the information set forth in
Part I under the Section entitled "EXECUTIVE OFFICERS OF THE COMPANY," is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 1997, appearing under the caption "ELECTION OF DIRECTORS OF THE COMPANY FOR 1997" of such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 1997, appearing under the caption "EXECUTIVE COMPENSATION OF THE COMPANY" of such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 1997, appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMPANY COMMON STOCK" of such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 1997, appearing under the caption "CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

  (1) Financial Statements--The response to this portion of Item 14 is submitted as Item 8 of this report.

  (2) Financial Statement Schedules--All schedules have been omitted because they are not applicable.

  (3) Exhibits:


      3(a) Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company's Post-Effective Amendment to the Registration
               Statement on Form S-8 (Reg. No. 33-49305) filed February
               2, 1994, is incorporated by reference herein.
       (b)     By-laws, as amended. Exhibit 3(a) to the Company's Current
               Report on Form 8-K (File No. 1-5975) filed March 5, 1993, is incorporated by reference herein.
      4(a) Restated Certificate of Incorporation as amended and corrected and By-laws as amended. (See 3(a) and 3(b) above.)
       (b)     Form of Amended and Restated Rights Agreement dated
               February 14, 1996, between Humana Inc. and Mid-America
               Bank of Louisville and Trust Company. Exhibit 1.3 to the
               Registration Statement (File No. 1-5975) on Form 8-A/A dated February 14, 1996, is incorporated by reference herein.
       (c) There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis.
               Other long-term indebtedness of the Company is described in Note 6 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders. The
               Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
     10(a)*    1981 Non-Qualified Stock Option Plan, as amended. Exhibit
               10(c) to the Company's Form SE filed on November 25, 1987, is incorporated by reference herein.
       (b)*    Amendment No. 2 to the 1981 Non-Qualified Stock Option
               Plan, as amended. Annex A to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
       (c)*    1989 Stock Option Plan for Employees. Exhibit A to the
               Company's Proxy Statement covering the Annual Meeting of
               Stockholders held on January 11, 1990, is incorporated by reference herein.
       (d)*    Amendment No. 1 to the 1989 Stock Option Plan for
               Employees. Annex B to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
       (e)*    Amendment No. 2 to the 1989 Stock Option Plan for
               Employees. Exhibit 10(e) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
       (f)*    1989 Stock Option Plan for Non-Employee Directors. Exhibit
               B to the Company's Proxy Statement covering the Annual
               Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

--------
   * Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.


     10(g)* Amendment No. 1 to the 1989 Stock Option Plan for Non-Em-ployee Directors. Annex C to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on Febru-ary 18, 1993, is incorporated by reference herein.
       (h)* Amendment No. 2 to the 1989 Stock Option Plan for Non-Em-ployee Directors. Exhibit 10(h) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
       (i)*    Executive Management Incentive Compensation Plan--Group A,
               Corporate. Exhibit C to the Company's Proxy Statement cov-ering the Annual Meeting of Stockholders held on May 26, 1994, is incorporated by reference herein.
       (j)*    Executive Management Incentive Compensation Plan--Group I,
               Corporate. Exhibit 10(j) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
       (k)*    Regional Incentive Compensation Plan--Group I, Regional
               Senior Vice President. Exhibit 10(k) to the Company's An-nual Report on Form 10-K for the fiscal year ended Decem-ber 31, 1993, is incorporated by reference herein.
       (l)*    Senior Management Incentive Compensation Plan--Group II,
               Corporate. Exhibit 10(l) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
       (m)* Restated agreement providing for termination benefits in the event of a change of control. Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.
       (n)*    Employment Agreement--David A. Jones, as amended. Exhibit
               10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991, is incorporated by ref-erence herein.
       (o)* Directors' Retirement Policy as amended. Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated by reference herein.
       (p)* Humana Officers' Target Retirement Plan as amended. Ex-hibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorpo-rated by reference herein.
       (q)*    Form Letter Agreement concerning Humana Officers' Target
               Retirement Plan dated June 18, 1992, for David A. Jones.
               Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorpo-rated by reference herein.
       (r)*    Humana Thrift Excess Plan as amended. Exhibit 10(s) to the
               Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.
       (s)*    Humana Supplemental Executive Retirement Plan as amended.
               Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorpo-rated by reference herein.
       (t)* Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company's
               Annual Report on Form 10-K for the fiscal year ended De-cember 31, 1994, is incorporated by reference herein.

--------
*Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.


     10(u)*    Retention Bonus Agreement between Gregory H. Wolf and the
               Company. Exhibit 10(w) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1995, is
               incorporated by reference herein.
       (v)*    Executive Change in Control Severance Policy for EMPHESYS
               Financial Group, Inc. and Employers Health Insurance
               Company, filed herewith.
       (w)     Indemnity Agreement. Appendix B to the Company's Proxy
               Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.
       (x)     Agreement between the Secretary of the Department of
               Health and Human Services and Humana Medical Plan, Inc.
               Exhibit 10(w) to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1993, is
               incorporated by reference herein.
       (y)     Humana Inc. Agreement and Amended Credit Agreement dated
               August 1, 1995, and an Amendment and Restatement dated as
               of September 26, 1995. Exhibit (b)(2) to Amendment No. 4
               of the Company's Schedule 14D-1 and 13D is incorporated by reference herein.
       (z)     Assumption of Liabilities and Indemnification Agreement
               between the Company and Galen Health Care, Inc. ("Galen").
               Exhibit 10(g) to the Company's Current Report on Form 8-K
               filed on March 5, 1993, is incorporated by reference
               herein.
       (aa)    Loss Portfolio Reinsurance Agreement between Health Care
               Indemnity, Inc. and Managed Care Indemnity, Inc. Exhibit
               10(j) to the Company's Current Report on Form 8-K filed on
               March 5, 1993, is incorporated by reference herein.
       (bb)    Alternative Dispute Resolution Agreement between the
               Company and Galen dated March 8, 1993. Exhibit 10(qq) to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1993, is incorporated by reference herein.
       (cc)    Agreement between the United States Department of Defense
               and Humana Military Healthcare Services, Inc., a wholly
               owned subsidiary of the Company. Exhibit 10(dd) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1995, is incorporated by reference
               herein.
     12        Statement re: Computation of Ratio of Earnings to Fixed
               Charges, filed herewith.
     13        1996 Annual Report to Stockholders, filed herewith. The
               Annual Report shall not be deemed to be filed with the
               Commission except to the extent that information is
               specifically incorporated by reference herein.
     21        List of Subsidiaries, filed herewith.
     23        Consent of Coopers & Lybrand L.L.P., filed herewith.
     27        Financial Data Schedule, filed herewith.

--------
  *Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.

  (b) Reports on Form 8-K:

  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          HUMANA INC.

                                                    /s/ James E. Murray
                                          By___________________________________
                                                      James E. Murray
                                                  Chief Financial Officer
                                          Date: March 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ James E. Murray            Chief Financial Officer         March 28, 1997
____________________________________  (Principal Accounting
          James E. Murray             Officer)

       /s/ David A. Jones            Chairman of the Board and       March 28, 1997
____________________________________  Chief Executive Officer
           David A. Jones

    /s/ David A. Jones, Jr.          Vice Chairman of the Board      March 28, 1997
____________________________________
        David A. Jones, Jr.

   /s/ K. Frank Austen, M.D.         Director                        March 28, 1997
____________________________________
       K. Frank Austen, M.D.

     /s/ Michael E. Gellert          Director                        March 28, 1997
____________________________________
         Michael E. Gellert

        /s/ John R. Hall             Director                        March 28, 1997
____________________________________
            John R. Hall

        /s/ Irwin Lerner             Director                        March 28, 1997
____________________________________
            Irwin Lerner

   /s/ W. Ann Reynolds, Ph.D.        Director                        March 28, 1997
____________________________________
       W. Ann Reynolds, Ph.D.
