Form 10-Q
period 1997-03-31
HUMANA INC
filed 1997-05-15
CIK 49071

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C.  20549
                  FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                               Outstanding at
   Class of Common Stock       April 30, 1997


     $.16 2/3 par value       162,949,696 shares


                   1 of 16





                      Humana Inc.
                    March 31, 1997
                      Form 10-Q

                                                         Page of
                                                         Form 10-Q

Part I: Financial Information


Item 1.    Financial Statements

           Condensed Consolidated Statement
           of Income for the quarters ended
           March 31, 1997 and 1996                           3

           Condensed Consolidated Balance
           Sheet at March 31, 1997 and
           December 31, 1996                                 4

           Condensed Consolidated Statement
           of Cash Flows for the quarters
           ended March 31, 1997 and 1996                     5

           Notes to Condensed Consolidated
           Financial Statements                             6-8

Item 2.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                        9-13


Part II:  Other Information


Items 1 to 6                                               14-16


Exhibits


Exhibit 10 - Management Incentive Plan for Employees

Exhibit 12 - Ratio of Earnings to Fixed Charges

Exhibit 27 - Financial Data Schedule





                            Humana Inc.
              Condensed Consolidated Statement of Income
            For the quarters ended March 31, 1997 and 1996
                             Unaudited
            (Dollars in millions except per share results)

                                                         1997       1996

Revenues:

  Premiums                                            $ 1,803   $  1,560
  Interest                                                 26         25
  Other income                                              3          3


     Total revenues                                     1,832      1,588


Operating expenses:

  Medical costs                                         1,484      1,274
  Selling, general and administrative                     261        203
  Depreciation and amortization                            24         25

     Total operating expenses                           1,769      1,502


Income from operations                                     63         86

  Interest expense                                          3          5


Income before income taxes                                 60         81

  Provision for income taxes                               21         28


Net income                                            $    39   $     53

Earnings per common share                             $   .24   $    .32


Shares used in earnings per common
  share computation (000)                             162,801    162,379



                          See accompanying notes.

                                Humana Inc.
                   Condensed Consolidated Balance Sheet
                                Unaudited
             (Dollars in millions except per share amounts)


                                                      March 31, December 31,
            Assets                                       1997       1996

Current assets:
 Cash and cash equivalents                            $   341   $   322
 Marketable securities                                  1,226     1,262
 Premiums receivable, less
   allowance for doubtful accounts
   $42 - March 31, 1997 and
   $38 - December 31, 1996                                209       211
 Deferred income taxes                                     93        94
 Other                                                    143       113
    Total current assets                                2,012     2,002
Long-term marketable securities                           148       143
Property and equipment, net                               373       371
Cost in excess of net assets
  acquired                                                508       488
Other                                                     144       149

         Total assets                                 $ 3,185   $ 3,153


            Liabilities and Common Stockholders' Equity

Current liabilities:
  Medical costs payable                               $ 1,063   $ 1,099
  Trade accounts payable and
    accrued expenses                                      367       369
  Income taxes payable                                     83        32
      Total current liabilities                         1,513     1,500

Long-term debt                                            203       225
Professional liability and other
  obligations                                             145       136
      Total liabilities                                 1,861     1,861
Contingencies

Common stockholders' equity:
  Common stock, $.16 2/3 par;
    authorized 300,000,000 shares;
    issued and outstanding
    162,870,321 shares - March 31,
    1997 and 162,681,123 shares -
    December 31, 1996                                      27        27
 Other                                                  1,297     1,265
      Total common stockholders' equity                 1,324     1,292
            Total liabilities and common
            stockholders' equity                      $ 3,185   $ 3,153


                         See accompanying notes.

                               Humana Inc.
               Condensed Consolidated Statement of Cash Flows
               For the quarters ended March 31, 1997 and 1996
                                Unaudited
                         (Dollars in millions)


                                                         1997      1996

Cash flows from operating activities:

  Net income                                          $    39   $    53
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation and amortization                        24        25
      Deferred income taxes                                 4        (2)
      Changes in operating assets
        and liabilities                                    (5)       89
      Other                                                 2        (3)
        Net cash provided by
          operating activities                             64       162

Cash flows from investing activities:

  Purchases and dispositions of
  property and equipment, net                             (16)      (13)
 Acquisition of health plan assets                        (14)
 Purchases, sales and maturities of
   marketable securities, net                               8       (33)
 Other                                                     (2)
   Net cash used in investing
     activities                                           (24)      (46)

Cash flows from financing activities:

  Repayment of long-term debt                                       (20)
  Change in commercial paper                              (22)
  Other                                                     1         1

      Net cash used in financing
        activities                                        (21)      (19)

Increase in cash and cash equivalents                      19        97
Cash and cash equivalents at beginning
  of period                                               322       182

Cash and cash equivalents at end
  of period                                           $   341   $   279


Interest payments                                     $     2   $     4
Income tax refunds, net                               $   (35)



                           See accompanying notes.

                                 Humana Inc.
             Notes To Condensed Consolidated Financial Statements
                                 Unaudited

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Form 10-K of Humana Inc. (the "Company") for the year ended December 31, 1996.

The preparation of the Company's condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements and (c) reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(B) Contingencies

The Company's Medicare risk contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior.
Current legislative proposals are being considered that include modification of future reimbursement rates under the Medicare program and that encourage the use of managed health care by Medicare beneficiaries. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations, or cash flows. Additionally, the Company's contract with the United States Department of Defense under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") is a one-year contract renewable annually for up to four additional years. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability, and business prospects of the Company.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.


                                 Humana Inc.
        Notes To Condensed Consolidated Financial Statements, continued
                                 Unaudited

(C)  Special Charges

During the second quarter of 1996, the Company recognized special charges of $200 million before tax ($130 million after tax or $.80 per share). The special charges included provisions for expected future losses on insurance contracts ($105 million) as well as the estimated costs to be incurred in restructuring the Washington, D.C., health plan (which was sold January 31, 1997) and closing markets or discontinuing product lines in 16 market areas. The special charges also included the write-off of miscellaneous assets, a litigation settlement, and other costs. During the quarter ended March 31, 1997, the beneficial effect of these charges was approximately $11 million before tax ($7 million after tax or $.04 per share). Approximately $42 million (of the original $105 million) of the liability for expected future losses on insurance contracts and approximately $4 million of other costs reserves remain at March 31, 1997.

During the fourth quarter of 1996, the Company recognized an additional special charge of $15 million before tax ($10 million after tax or $.06 per share). This charge included severance and facility costs related to planned workforce reductions, scheduled to be completed throughout 1997.

(D)  Long-Term Debt

During April 1996, the Company implemented a commercial paper program and began issuing debt securities thereunder. At March 31, 1997, borrowings under the commmercial paper program totaled approximately $200 million, with an average rate of interest during the quarter of 5.6 percent. The commercial paper program is backed by the Company's $600 million revolving line of credit, which expires in September 2000. Borrowings under the commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

(E)  Acquisition and Dispositions

On February 28, 1997, the Company acquired Health Direct, Inc. ("Health Direct") from Advocate Health Care for $23 million cash. This transaction added more than 50,000 medical members to the Company's Chicago membership.

On January 31, 1997, the Company completed the sale of its Washington, D.C., health plan to Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc. Effective April 1, 1997, the Company also completed the sale of its Alabama operations to PrimeHealth of Alabama, Inc. This later sale excluded the Company's small group business and Alabama CHAMPUS operations. These transactions, which will not have a material impact on the Company's financial position, results of operations, or cash flows, reduced total medical membership by approximately 141,000.




                                  Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                  Unaudited

(F)  Future Changes in the Presentation of Earnings per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and will be effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. If applied on a proforma basis, there would be no difference between the basic and diluted earnings per share amounts computed using SFAS No. 128 for the three month periods ended March 31, 1997 and 1996.

                                  Humana Inc.
   Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, renewal of the Company's Medicare risk contracts with the federal government, renewal of the Company's CHAMPUS contract with the federal government, and the effects of other general business conditions, including but not limited to, government regulation, competition, premium rate changes, retrospective premium adjustments relating to federal government contracts, medical cost trends, changes in Commercial and Medicare risk membership, capital requirements, general economic conditions, and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction

The Company offers managed health care products that integrate medical management with the delivery of health care services through a network of providers. This network of providers may share financial risk or have incentives to deliver quality medical services in a cost-effective manner. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that require or encourage the use of contracting providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures. The Company also offers various specialty and administrative service products including dental, group life, workers' compensation, and pharmacy benefit management services.

The Company's HMO and PPO products are marketed primarily to employers and other groups ("Commercial") as well as Medicare and Medicaid-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). The Medicare risk product provides managed care services that include all Medicare benefits and, in certain circumstances, additional managed care services. The Company also offers administrative services ("ASO") to employers who self-insure their employee health benefits.

                                  Humana Inc.
    Item 2. Management's Discussion and Analysis of Financial Condition and
                         Results of Operations, continued

Special Charges


During the second quarter of 1996, the Company recognized special charges of $200 million before tax ($130 million after tax or $.80 per share). The special charges included provisions for expected future losses on insurance contracts ($105 million) as well as the estimated costs to be incurred in restructuring the Washington, D.C., health plan (which was sold January 31, 1997) and closing markets or discontinuing product lines in 16 market areas. The special charges also included the write-off of miscellaneous assets, a litigation settlement, and other costs. During the quarter ended March 31, 1997, the beneficial effect of these charges was approximately $11 million before tax ($7 million after tax or $.04 per share). Approximately $42 million (of the original $105 million) of the liability for expected future losses on insurance contracts and approximately $4 million of other costs reserves remain at March 31, 1997.

During the fourth quarter of 1996, the Company recognized an additional special charge of $15 million before tax ($10 million after tax or $.06 per share). This charge included severance and facility costs related to planned workforce reductions, scheduled to be completed throughout 1997.

Results of Operations

The Company's premium revenues increased 16 percent to $1.8 billion for the quarter ended March 31, 1997, compared to $1.6 billion for the same period in 1996. Premium revenues increased primarily due to the Company's revenues earned from its CHAMPUS contract as well as premium rate increases in its Commercial and Medicare risk products. The impact on premium revenues of Commercial membership declines was offset by Medicare risk membership
increases.   Commercial and Medicare risk premium rates increased 2.9 percent and 4.6 percent, respectively, for the quarter ended March 31, 1997. For 1997, Commercial premium rates are expected to increase approximately 3 to
3.5 percent, while Medicare risk premium rates are expected to increase approximately 4 to 5 percent. The Company's expected 1997 Medicare risk premium rate increase differs from the approximate 6 percent statutory increase as a result of a 1996 change in the geographic mix of the Company's members.

                                  Humana Inc.
     Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations, continued


Same-store Commercial membership decreased 113,400 members during the quarter ended March 31, 1997, compared to a decrease of 18,100 for the same period in 1996. This same-store membership decline, which excludes the sale of the Company's Washington, D.C., health plan (92,500 members) and the purchase of Health Direct (22,100 members), was due to the Company's more disciplined product pricing begun in the fall of 1996 and withdrawal from certain unprofitable markets. Same-store Medicare risk membership increased 15,100 members during the quarter compared to a same-store increase of 10,200 members for the same period in 1996. The Medicare risk membership growth is
primarily the result of sales in new Medicare markets.   Given the
competitive large group Commercial pricing environment, the Company's new pricing discipline and the closing or sale of certain markets, management expects Commercial membership to be flat to down approximately 3 percent for 1997, while Medicare risk membership is expected to increase approximately 20 percent.

The medical loss ratio for the quarter ended March 31, 1997, was 82.3 percent compared to 81.7 percent for the same period in 1996. The increase is principally the result of higher medical costs in new Medicare risk markets and increased pharmacy costs systemwide. Medical cost increases in these areas were partially offset by a slight improvement in Commercial and Medicare risk days per thousand trends.

The administrative cost ratio was 15.8 percent and 14.7 percent for the quarters ended March 31, 1997 and 1996, respectively. The increase was due to planned spending on critical core processes necessary for long-term improvement in the areas of medical management, customer service and information systems. Management anticipates improvement in the administrative ratio during the third and fourth quarters of 1997 as membership increases and workforce reductions begin to take place.

Interest income totaled $26 million and $25 million for the quarters ended March 31, 1997 and 1996, respectively. The increase is primarily attributable to increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated 8 percent for each of the quarters ended March 31, 1997 and 1996.

The Company's income before income taxes totaled $60 million for the quarter ended March 31, 1997, compared to $81 million for the quarter ended March 31, 1996. Net income was $39 million and $53 million or $.24 and $.32 per share for the quarters ended March 31, 1997 and 1996, respectively.

                                  Humana Inc.
    Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

Liquidity

Cash provided by the Company's operations totaled $64 million and $162
million for the quarters ended March 31, 1997 and 1996, respectively.   The
decrease in net cash provided by operations was due to changes in operating assets and liabilities and a reduction of net income. Changes in operating assets and liabilities relate to the timing of receipts and disbursements for premiums receivable, medical costs, unearned premiums and other liabilities.

The Company's subsidiaries operate in states that require minimum levels of
equity and regulate the payment of dividends to the parent company.   As a
result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' abilities to obtain regulatory approval to pay dividends.

During April 1996, the Company implemented a commercial paper program and began issuing debt securities thereunder. At March 31, 1997, borrowings under the commmercial paper program totaled approximately $200 million, with an average rate of interest during the quarter of 5.6 percent. The commercial paper program is backed by the Company's $600 million revolving
line of credit, which expires in September 2000.   Borrowings under the
commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

Management believes that existing working capital, future operating cash flows, and funds available under the revolving credit agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to pursue strategic acquisition and expansion opportuities, as well as fund capital requirements.

Capital Resources

The Company's ongoing capital expenditures relate primarily to medical care facilities used by either employed or affiliated physicians, as well as administrative facilities and related information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service.

Excluding acquisitions, planned capital spending in 1997 will be approximately $80 to $90 million for the expansion and improvement of medical care facilities, administrative facilities and related information systems.

                                  Humana Inc.
    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations, continued

Quarterly Membership                                1997          1996

Commercial members at:
    March 31                                     2,631,000      2,862,900
    June 30                                                     2,861,900
    September 30                                                2,846,400
    December 31                                                 2,814,800

Medicare risk members at:
    March 31                                       374,200        322,300
    June 30                                                       332,900
    September 30                                                  347,400
    December 31                                                   364,500

CHAMPUS eligible members at:
    March 31                                     1,103,100
    June 30
    September 30                                                1,075,300
    December 31                                                 1,103,000

Medicare supplement members at:
    March 31                                        93,500        109,600
    June 30                                                       106,000
    September 30                                                  101,800
    December 31                                                    97,700

Administrative services members at:
    March 31                                       566,300        444,700
    June 30                                                       447,900
    September 30                                                  458,300
    December 31                                                   471,000

Total medical members at:
    March 31                                     4,768,100      3,739,500
    June 30                                                     3,748,700
    September 30                                                4,829,200
    December 31                                                 4,851,000

Specialty members at:
    March 31                                     2,172,900      1,811,300
    June 30                                                     1,863,800
    September 30                                                1,895,900
    December 31                                                 1,884,200

                                 Humana Inc.
                       Part II:  Other Information

Item 1:  Legal Proceedings

Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury claims are covered by insurance from the Company's wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance if awarded. Punitive damages generally are not paid where claims are settled and generally are awarded only where a court determines there has been a willful act or omission to act.

Management does not believe that any pending legal actions will have a material adverse effect on the Company's financial position, result of operations, or cash flows.

Items 2 - 3:

     None

Item 4:  Submission of Matters to a Vote of Security Holders

(a) The regular annual meeting of stockholders of Humana Inc. was held in Louisville, Kentucky on May 8, 1997, for the purpose of electing the Board of Directors and voting on the Company's 1997 Management Incentive Plan for Executive Management.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected and the Company's 1997 Management Incentive Plan for Executive Management was approved.

(c)  Two proposals were submitted to a vote of security holders as follows:

     (1) The stockholders approved the election of the following persons as directors of the Company:

         Name                    For                Withheld

  K. Frank Austen, M.D.      138,175,994             842,210
  Michael E. Gellert         138,188,548             829,656
  John R. Hall               138,194,678             823,526
  David A. Jones             138,168,060             850,144
  David A. Jones, Jr.        138,016,578           1,001,626
  Irwin Lerner               138,152,717             865,487
  W. Ann Reynolds, Ph.D      138,145,869             872,335

     (2) The stockholders approved with 134,406,241 affirmative votes, 3,895,142 negative votes, and 716,821 abstentions, the proposal to adopt the Company's 1997 Management Incentive Plan for Executive Management.


                                 Humana Inc.
                  Part II:  Other Information, continued


Item  5:

            None

Item  6:   Exhibits and Reports on Form 8-K

            (a) Exhibits:

                Exhibit 10 - 1997 Management Incentive Plan for Employees, filed herewith.

                Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.

                Exhibit 27 - Financial Data Schedule, filed herewith.

            (b) No reports on Form 8-K were filed during the quarter ended
                March 31, 1997.

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HUMANA INC.





Date:      May 15 , 1997                      /s/ James E. Murray
                                              James E. Murray
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

Date:      May 15, 1997                       /s/ Arthur P. Hipwell
                                              Arthur P. Hipwell
                                              Senior Vice President and
                                              General Counsel


