Form 10-Q
period 1997-06-30
HUMANA INC
filed 1997-08-14
CIK 49071

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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

                                                 Outstanding at
        Class of Common Stock                    August 11, 1997

         $.16 2/3 par value                    163,702,953 shares

                                 1 of 20



                                 Humana Inc.
                                 Form 10-Q
                               June 30, 1997

                                                                 Page of
                                                                Form 10-Q

Part I: Financial Information


Item 1.   Financial Statements

          Condensed Consolidated Statement of Operations
          for the quarters and six months ended June 30,
          1997 and 1996                                               3

          Condensed Consolidated Balance Sheet at June 30, 1997
          and December 31, 1996                                       4

          Condensed Consolidated Statement of Cash Flows for the
          six months ended June 30, 1997 and 1996                     5

          Notes to Condensed Consolidated Financial Statements      6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10-18



Part II:  Other Information


Items 1 to 6                                                      19-20






                                     2



                                 Humana Inc.
                Condensed Consolidated Statement of Operations
        For the quarters and six months ended June 30, 1997 and 1996
                                 Unaudited
                (Dollars in millions except per share results)

                                   Quarter             Six Months
                               1997       1996      1997       1996

Revenues:
  Premiums                   $ 1,805    $ 1,578   $ 3,608    $ 3,138
  Interest                        27         25        53         50
  Other income                     4          2         7          5

   Total revenues              1,836      1,605     3,668      3,193


Operating expenses:
  Medical costs                1,487      1,415     2,971      2,689
  Selling, general and
   administrative                258        228       519        431
  Depreciation and
   amortization                   25         24        49         49
  Asset write-downs and
   other unusual charges                     81                   81

   Total operating expenses    1,770      1,748     3,539      3,250


Income (loss) from operations     66       (143)      129        (57)

  Interest expense                 1          3         4          8


Income (loss) before
 income taxes                     65       (146)      125        (65)

  Income tax provision
   (benefit)                      23        (51)       44        (23)


Net income (loss)            $    42    $   (95)  $    81    $   (42)



Earnings (loss) per
 common share                $   .25    $  (.58)  $   .49    $  (.26)


Shares used in earnings
 (loss) per common share
 computation (000)           163,158    162,455   162,980    162,417



                         See accompanying notes.
                                     3


                                Humana Inc.
                  Condensed Consolidated Balance Sheet
                                Unaudited
               (Dollars in millions except per share amounts)

                                           June 30,      December 31,
                                             1997           1996


                                Assets
Current assets:
  Cash and cash equivalents                $    55        $   322
  Marketable securities                      1,261          1,262
  Premiums receivable, less allowance
   for doubtful accounts $36 - June 30,
   1997 and $38 - December 31, 1996            256            211
  Deferred income taxes                         83             94
  Other                                        125            113
    Total current assets                     1,780          2,002
Long-term marketable securities                157            143
Property and equipment, net                    375            371
Cost in excess of net assets acquired          502            488
Other                                          144            149
       Total assets                        $ 2,958        $ 3,153


             Liabilities and Common Stockholders' Equity

Current liabilities:
  Medical costs payable                    $   997        $ 1,099
  Trade accounts payable and
   accrued expenses                            370            369
  Income taxes payable                          66             32
    Total current liabilities                1,433          1,500

Long-term debt                                   3            225
Other long-term obligations                    138            136
       Total liabilities                     1,574          1,861

Contingencies

Common stockholders' equity:
  Common stock, $.16 2/3 par; authorized
    300,000,000 shares; issued and outstanding
    163,428,687 shares - June 30, 1997 and
    162,681,123 shares - December 31, 1996      27             27
  Other                                      1,357          1,265

       Total common stockholders' equity     1,384          1,292
         Total liabilities and common
          stockholders' equity             $ 2,958        $ 3,153


                           See accompanying notes.
                                     4

                                Humana Inc.
              Condensed Consolidated Statement of Cash Flows
              For the six months ended June 30, 1997 and 1996
                                Unaudited
                          (Dollars in millions)

                                                      1997         1996
Cash flows from operating activities:

  Net income (loss)                                  $   81       $  (42)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Asset write-downs                                               70
      Depreciation and amortization                      49           49
      Deferred income taxes                              10          (35)
      Changes in operating assets and liabilities      (127)         156
      Other                                               2          (12)

        Net cash provided by operating activities        15          186

Cash flows from investing activities:

  Purchases and dispositions of property and
    equipment, net                                      (33)         (43)
  Acquisition of health plan assets                     (12)          (3)
  Purchases, sales and maturities of marketable
    securities, net                                     (17)         (41)
  Other                                                  (3)         (11)

        Net cash used in investing activities           (65)         (98)


Cash flows from financing activities:

  Repayment of credit revolver                                      (250)
  Change in commercial paper                           (223)         173
  Other                                                   6            1

        Net cash used in financing activities          (217)         (76)


Increase (decrease) in cash and cash equivalents       (267)          12
Cash and cash equivalents at beginning of period        322          182

Cash and cash equivalents at end of period           $   55       $  194


Interest payments, net                               $    2       $    7

Income tax payments (refunds), net                   $   (4)      $   28

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

(B) Contingencies

The Company's Medicare risk contracts with the federal government are renewed for a one-year term each December 31 unless terminated
90 days prior. The recently enacted Balanced Budget Act of 1997 includes modifications of future reimbursement rates under the Medicare program and encourages the use of managed health care by Medicare beneficiaries. Management is unable to predict the outcome of this legislation or the impact it may have on the Company's financial position, results of operations, or cash flows. Additionally, the Company's contract with the United States Department of Defense under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") is in its second year, and is renewable annually for up to three additional years. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company.

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

                                 Humana Inc.
     Notes To Condensed Consolidated Financial Statements, continued
                                 Unaudited

(C) Special Charges

During the second quarter of 1996, the Company recognized special charges of $200 million before tax ($130 million after tax or $.80 per share). The special charges included provisions for expected future losses on insurance contracts ($105 million) as well as estimated costs to be incurred in restructuring the Washington, D.C., health plan (which was sold January 31, 1997) and closing markets or
discontinuing product lines in 16 market areas.   The special charges
also included the write-off of miscellaneous assets, a litigation settlement, and other costs. During the quarter ended June 30, 1997, the beneficial effect of these charges was approximately $4 million before tax ($3 million after tax or $.02 per share). Approximately $33 million (of the original $105 million) of the liability for expected future losses on insurance contracts and approximately $4 million of other costs reserves remain at June 30, 1997.

During the fourth quarter of 1996, the Company recognized an additional special charge of $15 million before tax ($10 million after tax or $.06 per share). This charge included severance and facility costs related to planned workforce reductions, scheduled to be completed throughout 1997. Approximately $9 million of the liability remains at June 30, 1997.

(D)  Long-Term Debt

During April 1996, the Company implemented a commercial paper program and began issuing debt securities thereunder. The commercial paper program is backed by a $600 million line of credit, which is scheduled to expire in September 2000. At June 30, 1997, there were no borrowings under the commercial paper program.

In June 1997, the Company received a commitment for a revolving credit agreement (the "Credit Agreement") which will provide a revolving line of credit of up to $1.5 billion. The Credit Agreement, which will replace the $600 million revolving line of credit currently in place, is expected to bear a comparable interest rate, and contain customary covenants and events of default. The Credit Agreement is expected to be in place by the end of the third quarter of 1997.

(E) Acquisition and Dispositions

On February 28, 1997, the Company acquired Health Direct, Inc.
("Health Direct") from Advocate Health Care for $23 million cash.
This transaction, which was accounted for by the purchase method, added more than 50,000 medical members to the Company's Chicago membership.

On January 31, 1997, the Company completed the sale of its Washington, D.C., health plan to Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc. Effective April 1, 1997, the Company also completed the sale of its Alabama operations to PrimeHealth of Alabama, Inc. The Alabama sale excluded the Company's small group business and CHAMPUS operations. These transactions, which did not have a material impact on the Company's financial position, results of operations, or cash flows, reduced total medical membership by approximately 141,000.

                                 Humana Inc.
      Notes To Condensed Consolidated Financial Statements, continued
                                 Unaudited

(F) Future Changes in Generally Accepted Accounting Principles

Currently, earnings per share is computed using guidelines included in Accounting Principles Board Opinion No. 15, "Earnings Per Share,"
("APB No. 15"). In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
No. 128, "Earnings Per Share," ("SFAS No. 128"), which supersedes
APB No. 15 and its related interpretations. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and will be effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. If applied on a pro forma basis, there would be no difference between earnings per share computed using SFAS No. 128 or using APB No. 15, for the quarters and six months ended June 30, 1997 and 1996.

In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires, if certain quantitative thresholds are met, public companies to report separate financial information about operating segments, as well as certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

SFAS No. 130 and SFAS No. 131 require changes to financial statement presentation and disclosure only, and will not have any impact on the Company's financial position, results of operations or cash flows.
All presentations and disclosures required by these statements will be included in the Company's financial statements for periods subsequent to December 15, 1997.

(G) Other Events

On June 2, 1997, the Company entered into a definitive agreement with Physician Corporation of America ("PCA") pursuant to which, subject to the terms and conditions of the agreement, a wholly-owned subsidiary of the Company will merge with and into PCA. PCA services 1.1 million members and provides comprehensive health care services through its health maintenance organizations ("HMOs") in Florida, Texas and Puerto Rico. The total consideration of approximately $400 million cash consists of $7.00 per share of PCA's outstanding common stock plus the assumption of approximately $130 million in debt.


                                 Humana Inc.
      Notes To Condensed Consolidated Financial Statements, continued
                                 Unaudited



On June 3, 1997, the Company signed a definitive agreement with ChoiceCare Corporation ("ChoiceCare") pursuant to which, subject to the terms and conditions of the agreement, a wholly-owned subsidiary of the Company will merge with and into ChoiceCare. ChoiceCare serves more than 245,000 members, offering HMO, point-of-service and administrative services products in the greater Cincinnati, Ohio area. The Company will purchase all of ChoiceCare's outstanding common stock for $16.38 per share or a total consideration of approximately
$250 million in cash.

The aggregate purchase price of approximately $650 million for the PCA and ChoiceCare acquisitions will be funded through available cash and borrowings under the Credit Agreement discussed in note (D).
The acquisitions, which are subject to various regulatory approvals, will be accounted for by the purchase method. The PCA transaction is expected to close in the third quarter of 1997 while ChoiceCare is expected to close near the beginning of the fourth quarter.

On July 10, 1997, the Company signed a definitive agreement to sell its California HMO ("HMO California") to HealthMax, Inc. HMO California has approximately 6,000 members in Southern California. The transaction, which is subject to regulatory approvals, is expected to close in the third quarter of 1997.

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

The Company is in the second year of its contract with the United States Department of Defense under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). Under the CHAMPUS contract, which is renewable annually for up to three additional years, the Company provides managed care services to the beneficiaries of active military personnel and retired military personnel and their beneficiaries located in the south-eastern United States.

In June 1997, the Company was awarded a contract by the Department of Defense to administer a dental program for select military reservists. This contract will begin October 1, 1997 and is renewable annually for up to five years.



                                 Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued



Special Charges

During the second quarter of 1996, the Company recognized special charges of $200 million before tax ($130 million after tax or $.80 per share).
The special charges included provisions for expected future losses on insurance contracts ($105 million) as well as estimated costs to be incurred in restructuring the Washington, D.C., health plan (which was sold January 31, 1997) and closing markets or discontinuing product lines
in 16 market areas.   The special charges also included the write-off
of miscellaneous assets, a litigation settlement, and other costs.
During the quarter ended June 30, 1997, the beneficial effect of these charges was approximately $4 million before tax ($3 million after tax or $.02 per share). Approximately $33 million (of the original $105 million) of the liability for expected future losses on insurance contracts and approximately $4 million of other costs reserves remain at June 30, 1997.

During the fourth quarter of 1996, the Company recognized an additional special charge of $15 million before tax ($10 million after tax or $.06 per share). This charge included severance and facility costs related to planned workforce reductions, scheduled to be completed throughout 1997. Approximately $9 million of the liability remains at June 30, 1997.

The following discussions comparing the quarter ended June 30, 1997 to June 30, 1996, and the six months ended June 30, 1997, to the corresponding six-month period ended June 30, 1996, exclude the special charges described above. The beneficial effect of these charges for the quarters ended
June 30, 1997 and 1996, was approximately $.02 and $.04 per share, respectively. The beneficial effect of these charges for the six months ended June 30, 1997 and 1996, was approximately $.06 and $.04 per share, respectively. The beneficial effect consists primarily of charges against reserves for losses on insurance contracts and amounts related to depreciation and amortization on asset write-downs.

Future Changes in Generally Accepted Accounting Principles

Currently, earnings per share is computed using guidelines included in Accounting Principles Board Opinion No. 15, "Earnings Per Share,"
("APB No. 15"). In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"), which supersedes APB No. 15 and its related interpretations. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and will be effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. If applied on a pro forma basis, there would be no difference between earnings per share computed using SFAS No. 128 or using APB No. 15, for the quarters and six months ended June 30, 1997 and 1996.


                                 Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued



In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No.
130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distribution to owners. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires, if certain quantitative thresholds are met, public companies to report separate financial information about operating segments, as well as certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

SFAS No. 130 and SFAS No. 131 require changes to financial statement presentation and disclosure only, and will not have any impact on the Company's financial position, results of operations or cash flows.
All presentations and disclosures required by these statements will be included in the Company's financial statements for periods subsequent to December 15, 1997.

Acquisition and Dispositions

On February 28, 1997, the Company acquired Health Direct, Inc.
("Health Direct") from Advocate Health Care for $23 million cash.
This transaction, which was accounted for by the purchase method, added more than 50,000 medical members to the Company's Chicago membership.

On January 31, 1997, the Company completed the sale of its Washington, D.C., health plan to Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc. Effective April 1, 1997, the Company also completed the sale of its Alabama operations to PrimeHealth of Alabama, Inc. The Alabama sale excluded the Company's small group business and CHAMPUS operations. These transactions, which did not have a material impact on the Company's financial position, results of operations, or cash flows, reduced total medical membership by approximately 141,000.

Results of Operations

Quarters Ended June 30, 1997 and 1996

The Company's premium revenues increased 14 percent to $1.8 billion for the quarter ended June 30, 1997, compared to $1.6 billion for the same period in 1996. Premium revenues increased primarily due to the addition of premium revenues from the Company's CHAMPUS contract which began on July 1, 1996 and was renewed on July 1, 1997. Premium revenues also increased as a result of premium rate increases in the Company's Commercial and Medicare risk products. The impact on premium revenues of Commercial membership declines was offset by Medicare risk membership increases.

                                 Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued



Commercial and Medicare risk premium rates increased 3.5 percent and 4.5 percent, respectively, for the quarter ended June 30, 1997. For 1997, excluding the impact of future acquisitions or dispositions, Commercial premium rates are expected to increase approximately 3.5 to 4 percent, while Medicare risk premium rates are expected to increase approximately 4 to 5 percent.

Same-store Commercial membership decreased 5,500 members during the quarter ended June 30, 1997, compared to an increase of 3,500 for the same period in 1996. This same-store membership decline, which excludes the sale of the Company's Alabama operations (effective April 1, 1997), and the Washington, D.C., health plan, and the purchase of Health Direct, was due to the Company's more disciplined product pricing begun in the fall of 1996 and withdrawal from certain unprofitable markets. Same-store Medicare risk membership increased 15,400 members during the quarter compared to a same-store increase of 9,200 members for the same period in 1996. The higher Medicare risk growth rate during the first six months of 1997 is primarily the result of sales in new Medicare markets. Given the competitive large group Commercial pricing environment, the Company's new pricing discipline, the closing or sale of certain markets, and excluding any future acquisitions or dispositions, management expects Commercial membership to be down approximately 5 percent for 1997, while Medicare risk membership is expected to increase approximately
20 percent.

The medical loss ratio for the quarter ended June 30, 1997 was 82.3 percent compared to 82.9 percent for the same period in 1996. The improvement was primarily due to premium rate increases, favorable physician cost trends in Commercial products and Medicare risk products in established markets and a slight improvement in hospital days per thousand trends in both products. These medical cost improvements were partially offset by higher than anticipated medical costs in the Company's new Medicare risk markets
(where a large portion of Medicare growth is currently taking place) and increased pharmacy costs system wide.

The administrative cost ratio was 15.7 percent and 15.2 percent for the quarters ended June 30, 1997 and 1996, respectively. The increase was due to planned spending on critical core processes necessary for long-term improvements in the areas of medical management, customer service, information systems and marketing. Management anticipates improvement in the administrative cost ratio in the second half of 1997 as membership increases and the favorable effect of the workforce reduction initiatives are experienced.

Interest income totaled $27 million and $25 million for the quarters ended June 30, 1997 and 1996, respectively. The increase was primarily attributable to increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated 8 percent for each of the quarters ended June 30, 1997 and 1996.

The Company's income before income taxes totaled $65 million for the quarter ended June 30, 1997, compared to $54 million for the quarter ended June 30, 1996. Net income was $42 million or $.25 per share and $35 million or $.22 per share for each of the quarters ended June 30, 1997 and 1996, respectively.


                                 Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued



Six Months Ended June 30, 1997 and 1996

The Company's premium revenues increased 15 percent to $3.6 billion for the six months ended June 30, 1997, compared to $3.1 billion for the same period in 1996. Premium revenues increased primarily due to premium revenues from the Company's CHAMPUS contract which began on July 1, 1996 and was renewed on July 1, 1997. Premium revenues also increased as a result of premium rate increases in the Company's Commercial and Medicare risk products. The impact on premium revenues of Commercial membership declines was offset by Medicare risk membership increases. Commercial and Medicare risk premium rates increased 3.2 percent and 4.5 percent, respectively, for the six months ended June 30, 1997.

Same-store Commercial membership decreased 110,400 members during the six months ended June 30, 1997, compared to a decrease of 12,900 for the same period 1996. This same-store membership decline, which excludes the sale of the Company's Alabama operations (18,600 members), and the Washington, D.C., health plan (92,500 members) and the purchase of Health Direct (22,100 members), was due to the Company's more disciplined product pricing begun in the fall of 1996 and withdrawal from certain unprofitable markets. Same-store Medicare risk membership increased 30,500 members during the six months ended June 30, 1997, compared to a same-store increase of 19,400 members for the same period in 1996. The higher Medicare growth rate during the first six months of 1997 was primarily the result of sales in new Medicare markets.

The medical loss ratio was 82.3 percent for the six months ended June 30, 1997 and 1996. Increases in premium rates, improvement in Medicare risk days per thousand and favorable physician cost trends in Commercial products and Medicare risk products in established markets were offset by increased pharmacy costs system wide and higher than anticipated medical costs in new Medicare risk markets.

The administrative cost ratio was 15.8 percent and 15.0 percent for the six months ended June 30, 1997 and 1996, respectively. The increase was due to planned spending on critical core processes necessary for long-term improvements in the areas of medical management, customer service, information systems, and marketing.

Interest income totaled $53 million and $50 million for the six months ended June 30, 1997 and 1996, respectively. The increase was primarily attributable to increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated 8 percent for each of the six months ended June 30, 1997 and 1996.

The Company's income before income taxes totaled $125 million for the six months ended June 30, 1997, compared to $135 million for the six months ended June 30, 1996. Net income was $81 million or $.49 per share and $88 million or $.54 per share for each of the six months ended June 30, 1997 and 1996, respectively.


                                 Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued


Liquidity

Cash provided by the Company's operations totaled $15 million and $186 million for the six months ended June 30, 1997 and 1996, respectively. The decrease in net cash provided by operations was due to changes in operating assets and liabilities relating to the timing of receipts and disbursements for premiums receivable, medical costs, unearned premiums and other liabilities.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' abilities to obtain regulatory approval to pay dividends.

During April 1996, the Company implemented a commercial paper program and began issuing debt securities thereunder. The commercial paper program is backed by a $600 million line of credit, which is scheduled to expire in September 2000. At June 30, 1997, there were no borrowings under the commercial paper program.

In June 1997, the Company received a commitment for a revolving credit agreement (the "Credit Agreement") which will provide a revolving line of credit of up to $1.5 billion. The Credit Agreement, which will replace the $600 million revolving line of credit currently in place, is expected to bear a comparable interest rate, and contain customary covenants and events of default. The Credit Agreement is expected to be in place by the end of the third quarater of 1997.

Management believes that existing working capital, future operating cash flows, and funds available under the existing revolving credit agreement, the proposed Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to pursue strategic acquisition and expansion opportunities, as well as fund capital requirements.

Capital Resources

The Company's ongoing capital expenditures relate primarily to medical care facilities used by either employed or affiliated physicians, as well as administrative facilities and related information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service.

Excluding acquisitions, planned capital spending in 1997 will be approximately $80 to $90 million for the expansion and improvement of medical care facilities, administrative facilities, and related information systems.


                                 Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued


                                                 1997          1996
Quarterly Membership

Commercial members at:
     March 31                                 2,631,000      2,862,900
     June 30                                  2,628,600      2,861,900
     September 30                                            2,846,400
     December 31                                             2,814,800

Medicare risk members at:
     March 31                                   374,200        322,300
     June 30                                    389,600        332,900
     September 30                                              347,400
     December 31                                               364,500

CHAMPUS eligible members at:
     March 31                                 1,103,100
     June 30                                  1,107,300
     September 30                                            1,075,300
     December 31                                             1,103,000

Medicare supplement members at:
     March 31                                    93,500        109,600
     June 30                                     74,600        106,000
     September 30                                              101,800
     December 31                                                97,700

Administrative services members at:
     March 31                                   566,300        444,700
     June 30                                    555,000        447,900
     September 30                                              458,300
     December 31                                               471,000

Total medical members at:
     March 31                                 4,768,100      3,739,500
     June 30                                  4,755,100      3,748,700
     September 30                                            4,829,200
     December 31                                             4,851,000

Specialty members at:
     March 31                                 2,172,900      1,811,300
     June 30                                  2,127,200      1,863,800
     September 30                                            1,895,900
     December 31                                             1,884,200

                                 Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued


     Supplemental Consolidated Statement of Quarterly Income (Unaudited)
                (Dollars in millions except per share results)

                                                      1997

                                          First      Second       Total
Revenues:
  Premiums:
    Commercial                          $ 1,047      $ 1,031     $ 2,078
    Medicare risk                           550          571       1,121
    CHAMPUS                                 183          184         367
    Medicare supplement                      23           19          42

      Total premiums                      1,803        1,805       3,608
  Interest                                   26           27          53
  Other income                                3            4           7

    Total revenues                        1,832        1,836       3,668

Operating expenses:
  Medical costs                           1,484        1,487       2,971
  Selling, general and administrative       261          258         519
  Depreciation and amortization              24           25          49

    Total operating expenses              1,769        1,770       3,539

Income from operations                       63           66         129
  Interest expense                            3            1           4

Income before income taxes                   60           65         125
  Provision for income taxes                 21           23          44

Net income                              $    39      $    42     $    81


Earnings per common share               $   .24      $   .25     $   .49


Medical loss ratio                         82.3%        82.3%       82.3%


Administrative cost ratio                  15.8%        15.7%       15.8%

                                 Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued

   Supplemental Consolidated Statement of Quarterly Income (Unaudited)
                (Dollars in millions except per share results)

                                                  1996

                             First    Second(a)   Third   Fourth (b)   Total
Revenues:
  Premiums:
    Commercial              $ 1,082   $ 1,088    $ 1,079   $ 1,077   $ 4,326
    Medicare risk               454       466        484       503     1,907
    CHAMPUS                                          170       181       351
    Medicare supplement          24        24         23        22        93

      Total premiums          1,560     1,578      1,756     1,783     6,677
 Interest                        25        25         25        26       101
 Other income                     3         2          3         2        10

    Total revenues            1,588     1,605      1,784     1,811     6,788

Operating expenses:
  Medical costs               1,274     1,415      1,460     1,476     5,625
  Selling, general and
   administrative               203       228        249       260       940
  Depreciation and
   amortization                  25        24         25        24        98
  Asset write-downs and
   unusual charges                         81                   15        96

    Total operating expenses  1,502     1,748      1,734     1,775     6,759


Income (loss) from operations    86      (143)        50        36        29
  Interest expense                5         3          2         1        11

Income (loss) before income
 taxes                           81      (146)        48        35        18
 Income tax provision
  (benefit)                      28       (51)        16        13         6

Net income (loss)           $    53   $   (95)   $    32   $    22   $    12


Earnings (loss) per
 common share               $   .32   $  (.58)   $   .20   $   .13   $   .07


Medical loss ratio             81.7%     89.7%      83.1%     82.8%     84.3%


Administrative cost ratio      14.7%     16.0%      15.6%     15.8%     15.5%



(a) Includes special charges of $200 million before tax ($130 million after tax or $.80 per share) related to the restructuring of the Washington, D.C., health plan, provision for expected future losses on insurance contracts, closing markets or discontinuing product lines in 16 market areas, and a litigation settlement.

(b) Includes a special charge of $15 million before tax ($10 million after tax or $.06 per share) related to planned workforce reductions.

                                 Humana Inc.
                         Part II: Other Information


Item 1:  Legal Proceedings

         Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury claims are covered by insurance from the Company's wholly-owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance if awarded. Punitive damages generally are not paid where claims are settled and generally are awarded only where a court determines there has been a willful act or omission to act.

         Management does not believe that any pending legal actions will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Items 2 - 5: None

Item  6: Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges

             Exhibit 27 - Financial Data Schedule

         (b) On June 17, 1997, the Company filed a report on Form 8-K regarding the execution of definitive agreements to acquire Physician Corporation of America and ChoiceCare Corporation.


                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUMANA INC.






     Date:    August 14, 1997       /s/ James E. Murray

                                    James E. Murray
                                    Chief Financial Officer
                                    (Principal Accounting Officer)




     Date:    August 14, 1997       /s/ Arthur P. Hipwell

                                    Arthur P. Hipwell
                                    Senior Vice President and
                                    General Counsel




