Form 10-Q
period 1997-09-30
HUMANA INC
filed 1997-11-14
CIK 49071

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C.  20549
                  FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1997

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

                                               Outstanding at
          Class of Common Stock               November 1, 1997

           $.16 2/3 par value                163,841,313 shares



                                  1 of 21


                                 Humana Inc.
                                  Form 10-Q
                             September 30, 1997

                                                                 Page of
                                                                Form 10-Q

Part I: Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
           for the quarters and nine months ended
           September 30, 1997 and 1996                             3

           Condensed Consolidated Balance Sheet at
           September 30, 1997 and December 31, 1996                4

           Condensed Consolidated Statement of Cash Flows
           for the nine months ended September 30, 1997
           and 1996                                                5

           Notes to Condensed Consolidated Financial Statements   6-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    9-19


Part II:  Other Information
Items 1 to 6                                                     20-21

Exhibits
Ratio of Earnings to Fixed Charges
Financial Data Schedule

                                      2

                                 Humana Inc.
               Condensed Consolidated Statement of Operations
      For the quarters and nine months ended September 30, 1997 and 1996
                                 Unaudited
               (Dollars in millions except per share results)

                                   Quarter                    Nine months
                               1997        1996           1997          1996

Revenues:
  Premiums                 $ 1,935     $ 1,756        $ 5,543        $ 4,894
  Interest                      29          25             82             75
  Other income                   4           3             11              8
     Total revenues          1,968       1,784          5,636          4,977

Operating expenses:
  Medical costs              1,596       1,460          4,567          4,149
  Selling, general
   and administrative          274         249            793            680
  Depreciation and
   amortization                 26          25             75             74
  Asset write-downs and
   other unusual charges                                                  81
  Total operating
    expenses                 1,896       1,734          5,435          4,984

Income (loss) from operations   72         50             201             (7)

  Interest expense               3          2               7             10

Income (loss) before
 income taxes                   69         48             194            (17)

  Income tax provision (benefit)25         16              69             (7)

Net income (loss)          $    44     $   32         $   125        $   (10)

Earnings (loss) per
 common share                  .27     $  .20        $    .76        $  (.06)


Shares used in earnings
 (loss) per common
 share computation (000)   163,705    162,579         163,222        162,471




                            See accompanying notes.

                                      3
                                   Humana Inc.
                     Condensed Consolidated Balance Sheet

                                        Unaudited
                                        (Dollars in millions)
                                        September 30,        December 31,
                                            1997                 1996
       Assets
Current assets:
  Cash and cash equivalents              $   156               $   322
  Marketable securities                    1,559                 1,262
  Premiums receivable, less
  allowance for doubtful accounts
  $51 - September 30, 1997 and
  $38 - December 31, 1996                    291                   211
  Deferred income taxes                       68                    94
  Other                                      213                   113
    Total current assets                   2,287                 2,002
Long-term marketable securities              550                   143
Property and equipment, net                  421                   371
Cost in excess of net assets acquired        988                   488
Reinsurance and other recoverables
 on unpaid losses                            217
Other                                        271                   149

  Total assets                           $ 4,734              $  3,153

             Liabilities and Common Stockholders' Equity

Current liabilities:
  Medical and other costs payable        $ 1,402              $  1,099
  Trade accounts payable
   and accrued expenses                      433                   369
  Income taxes payable                        13                    32
    Total current liabilities              1,848                 1,500

Long-term medical and other costs payable    626
Long-term debt                               616                   225
Other long-term obligations                  190                   136
  Total liabilities                        3,280                 1,861

Contingencies

Common stockholders' equity:
  Common stock, $.16 2/3 par; authorized
   300,000,000 shares; issued and out-
   standing 163,806,127 shares -
   September 30, 1997 and
   162,681,123 shares -
   December 31, 1996                          27                    27
  Other                                    1,427                 1,265
    Total common stockholders' equity      1,454                 1,292
    Total liabilities and common
     stockholders' equity                $ 4,734              $  3,153


                          See accompanying notes.

                                      4
                                 Humana Inc.
              Condensed Consolidated Statement of Cash Flows
            For the nine months ended September 30, 1997 and 1996
                                  Unaudited
                             (Dollars in millions)

                                            1997                  1996

Cash flows from operating
 activities:

  Net income (loss)                      $   125              $    (10)
  Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activities:
     Asset write-downs                                              70
     Depreciation and amortization            75                    74
     Deferred income taxes                    19                   (33)
     Changes in operating assets and
      liabilities                           (157)                  189
     Other                                     3                   (19)
       Net cash provided by
        operating activities                  65                   271

Cash flows from investing activities:

   Purchases and dispositions of property
    and equipment, net                       (48)                  (54)
   Acquisition of health plan assets        (456)                   (6)
   Purchases, sales and maturities of
    marketable securities, net              (132)                  (55)
   Other                                       5                   (14)
     Net cash used in investing activities  (631)                 (129)


Cash flows from financing activities:

  Repayment of credit revolver                                    (250)
  Change in commercial paper                 390                   200
  Other                                       10                     2

    Net cash provided by
     (used in) financing activities          400                   (48)

Increase (decrease) in cash
 and cash equivalents                       (166)                   94
Cash and cash equivalents
 at beginning of period                      322                   182

Cash and cash equivalents
 at end of period                        $   156              $    276

Interest payments, net                   $     2              $     10
Income tax payments, net                 $     5              $     33

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

(B) Contingencies

The Company's Medicare risk contracts with the federal government are renewed for one-year terms each December 31 unless terminated 90 days prior.
The Balanced Budget Act of 1997 includes modifications of future reimbursement rates under the Medicare program and encourages the use of managed health care by Medicare beneficiaries. Management is unable to predict the impact it may have on the Company's financial position, results of operations, or cash flows. The Company also maintains a contract with the United States Department of Defense under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") which is in its second year, and is renewable annually for up to three additional years. Finally, the Company maintains annual contracts with various states and a two-year contract with the Commonwealth of Puerto Rico to provide health care to Medicaid eligible individuals. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                                 Humana Inc.
    Notes To Condensed Consolidated Financial Statements, continued

(C) Special Charges

During the second quarter of 1996, the Company recognized special charges of $200 million before tax ($130 million after tax or $.80 per share).
The special charges included provisions for expected future losses on insurance contracts ($105 million) as well as estimated costs to be incurred in restructuring the Washington, D.C., health plan (which was sold
January 31, 1997) and discontinuing operations or product lines in 16 market areas. The special charges also included the write-off of miscellaneous assets, alitigation settlement, and other costs.
During the quarter ended September 30, 1997, the beneficial effect of these charges was approximately $6 million before tax ($4 million after tax or $.02 per share). Approximately $25 million (of the original $105 million) of the liability for expected future losses on insurance contracts and approximately $3 million of other liabilities remain at September 30, 1997.

During the fourth quarter of 1996, the Company recognized an additional special charge of $15 million before tax ($10 million after tax or $.06 per share). This charge included severance and facility costs related to planned workforce reductions, scheduled to be completed throughout 1997. Approximately $6 million of this liability remains at September 30, 1997.

(D)  Long-Term Debt

In August 1997, the Company entered into a five-year revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.5 billion. The Credit Agreement replaced an existing $600 million revolving line of credit. Principal amounts outstanding under the Credit Agreement bear interest at rates ranging from LIBOR plus 12 basis points to LIBOR plus 30 basis points depending on the ratio of debt to debt plus net worth. The Credit Agreement, under which there were no outstanding borrowings at September 30, 1997, contains customary covenants and events of default.

The Company maintains a commercial paper program and issues debt securities thereunder. At September 30, 1997, borrowings under the commercial paper program totaled $616 million, with an average interest rate during the quarter of 5.8 percent. The commercial paper program is backed by the Credit Agreement. Borrowings under the commercial paper program have been classified as long-term based on management's ability and intent to refinance borrowings on a long-term basis.

(E) Acquisition and Dispositions

On September 8, 1997, the Company acquired Physician Corporation of America ("PCA") for a total consideration of $411 million in cash, consisting primarily of $7 per share for PCA's outstanding common stock and the assumption of $121 million in debt. The purchase was funded with borrowings under the Company's commercial paper program. PCA serves approximately 1.1 million medical members and provides comprehensive health care services through its health maintenance organizations ("HMOs") in Florida, Texas and Puerto Rico and administrative management services through its workers' compensation third-party administration services. Prior to November 1996, PCA also was a direct writer of workers'compensation insurance in Florida.

                                  Humana Inc.
          Notes To Consolidated Financial Statements, continued
                                   Unaudited

Long-term medical costs payable in the accompanying condensed consolidated balance sheet primarily includes the long-term portion of workers' compensation liabilities related to this business. This transaction was recorded using the purchase method of accounting. The information contained herein includes the results of operations of PCA for the period from September 9, 1997 through September 30, 1997, which resulted in no significant impact on third quarter net income.

On February 28, 1997, the Company acquired Health Direct, Inc. ("Health Direct") from Advocate Health Care for $23 million cash. This transaction, which was recorded using the purchase method of accounting, added approximately 50,000 medical members to the Company's Chicago membership.

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

(F) Future Changes in Generally Accepted Accounting Principles

Currently, earnings per share is computed using guidelines included in Accounting Principles Board Opinion No. 15, "Earnings Per Share,"
("APB No. 15"). In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128,
"Earnings Per Share," ("SFAS No. 128"), which supersedes APB No. 15 and its related interpretations. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and will be effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. If applied on a pro forma basis, there would be no difference between earnings per share computed using SFAS No. 128 or using APB No. 15, for the quarters and nine months ended September 30, 1997 and 1996.

(G) Other Events

On October 17, 1997, the Company acquired ChoiceCare Corporation ("ChoiceCare") for approximately$250 million in cash or $16.38 per share of ChoiceCare's outstanding common stock. The purchase was funded with borrowings under the Company's commercial paper program. ChoiceCare serves more than 247,000 members, offering HMO, point-of-service and administrative service products in the Greater Cincinnati, Ohio area. This transaction will be recorded using the purchase method of accounting.

On October 31, 1997, the Company sold its California HMO ("HMO California") which had approximately 6,000 members in Southern California.
On October 31, 1997, the Company also sold The Lexington Hospital in Lexington, Ky. to Jewish Hospital Healthcare Services, Inc. These transactions did not have a material impact on the Company's financial position, results of operations, or cash flows.

                                  Humana Inc.
        Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, renewal of the Company's Medicare risk contracts with the federal government, renewal of the Company's CHAMPUS contract with the federal government, renewal of the Company's Medicaid contracts with various state governments and Puerto Rico, and the effects of other general business conditions, including but not limited to, the Company's abililty to integrate its acquisitions, government regulation, competition, premium rate changes, retrospective premium adjustments relating to federal government contracts, medical cost trends, changes in Commercial and Medicare risk membership, capital requirements, general economic conditions, and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction

The Company offers managed health care products that integrate medical management with the delivery of health care services through a network of providers. This network of providers may share financial risk or have incentives to deliver quality medical services in a cost-effective manner. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that require or encourage the use of contracting providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures. The Company also offers various specialty and administrative service products including dental, group life, and the health insurance component of workers'compensation.

The Company's HMO and PPO products are marketed primarily to employers and other groups ("Commercial") as well as Medicare and Medicaid-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). The Medicare risk product provides managed care services that include all Medicare benefits and, in certain circumstances, additional managed care services. The Company also maintains annual contracts with various states and a two-year contract with the Commonwealth of Puerto Rico to provide health care to Medicaid-eligible individuals. The Company also offers administrative services ("ASO") to employers who self-insure their employee health plans.

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

In June 1997, the Company was awarded a contract by the Department of Defense to administer a dental program for military reservists. This contract began on October 1, 1997 and is renewable annually for up to five years.

Special Charges

During the second quarter of 1996, the Company recognized special charges of $200 million before tax ($130 million after tax or $.80 per share). The special charges included provisions for expected future losses on insurance contracts ($105 million) as well as estimated costs to be incurred in restructuring the Washington, D.C., health plan (which was sold
January 31, 1997) and discontinuing operations or product lines in 16 market areas. The special charges also included the write-off of miscellaneous assets, a litigation settlement, and other costs. During the quarter ended September 30, 1997, the beneficial effect of these charges was approximately $6 million before tax ($4 million after tax or $.02 per share). Approximately $25 million (of the original $105 million) of the liability for expected future losses on insurance contracts and approximately $3 million of other liabilities remain at September 30, 1997.

During the fourth quarter of 1996, the Company recognized an additional special charge of $15 million before tax ($10 million after tax or $.06 per share). This charge included severance and facility costs related to planned workforce reductions, scheduled to be completed throughout 1997. Approximately $6 million of the liability remains at September 30, 1997.

The following discussions comparing the quarter ended September 30, 1997 to September 30, 1996, and the nine months ended September 30, 1997, to the corresponding nine-month period ended September 30, 1996, exclude the special charges described above. The beneficial effect of these charges for the quarters ended September 30, 1997 and 1996, was approximately $.02 and $.04 per share, respectively. The beneficial effect of these charges for the nine months ended September 30, 1997 and 1996, was approximately $.08 per share. The beneficial effect consists primarily of charges against liabilities for losses on insurance contracts and amounts related to depreciation and amortization on asset write-downs.

                                  Humana Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, continued

Future Changes in Generally Accepted Accounting Principles

Currently, earnings per share is computed using guidelines included in Accounting Principles Board Opinion No. 15, "Earnings Per Share,"
("APB No. 15"). In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128,
"Earnings Per Share," ("SFAS No. 128"), which supersedes APB No. 15 and its related interpretations. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and will be effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. If applied on a pro forma basis, there would be no difference between earnings per share computed using SFAS No. 128 or using APB No. 15, for the quarters and nine months ended September 30, 1997 and 1996.

Acquisition and Dispositions

On September 8, 1997, the Company acquired Physician Corporation of America ("PCA") for $411 million in cash, consisting primarily of $7 per share for PCA's outstanding common stock and the assumption of $121 million in debt. The purchase was funded with borrowings under the Company's commercial paper program. PCA serves approximately 1.1 million medical members and provides comprehensive health services through its HMOs in Florida, Texas and Puerto Rico and administrative management services through its workers' compensation third-party administration services. Prior to November 1996, PCA also was a direct writer of workers' compensation insurance in Florida. Long-term medical and other costs payable in the accompanying condensed consolidated balance sheet primarily includes the long-term portion of workers' compensation liabilities related to this business. This transaction was recorded using the purchase method of accounting. The information contained herein includes the results of operations of PCA for the period from September 9, 1997 through September 30, 1997, which resulted in no significant impact on third quarter net income.

On February 28, 1997, the Company acquired Health Direct, Inc. ("Health Direct") from Advocate Health Care for $23 million cash. This transaction, which was recorded using the purchase method of accounting, added approximately 50,000 medical members to the Company's Chicago membership.

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

Results of Operations

Quarters Ended September 30, 1997 and 1996

The Company's premium revenues increased 10 percent to $1.9 billion for the quarter ended September 30, 1997, compared to $1.8 billion for the same period in 1996. Premium revenues increased primarily due to the acquisition

                                 Humana Inc.
           Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, continued

of PCA and premium rate increases in the Company's Commercial and Medicare risk products. Commercial and Medicare risk premium rates increased 5.2 percent and 4.2 percent, respectively, for the quarter ended September 30, 1997. For 1997, excluding the impact of any acquisitions or dispositions, Commercial and Medicare risk premium rates are expected to increase approximately 4 to 5 percent.

Same-plan Commercial membership increased 11,700 members during the quarter ended September 30, 1997, compared to a decrease of 5,800 members for the same period in 1996. Given the competitive large group Commercial pricing environment, the year to date impact of the Company's pricing discipline and the closing of certain markets, management expects same-plan Commercial membership to be down approximately 3 percent for 1997. Same-plan Medicare risk membership increased 18,800 members during the quarter compared to an increase of 13,000 members for the same period in 1996. The higher Medicare risk growth rate during the first nine months of 1997 was primarily the result of sales in new Medicare markets. Same-plan Medicare risk membership is expected to increase approximately 20 percent for 1997. Same-plan Medicaid membership declined 12,300 members during the quarter ended September 30, 1997, compared to an increase of 300 members for the same period in 1996.

In addition to the same-plan membership increases discussed above, the PCA acquisition added 454,000 Commercial members, 54,000 Medicare risk members and 599,000 Medicaid members. Same-plan membership results also exclude the sale of the Washington, D.C. health plan and the Company's Alabama operations. At September 30, 1997, the Company has over 5.9 million medical product members.

The medical loss ratio for the quarter ended September 30, 1997 was 82.5 percent compared to 83.1 percent for the same period in 1996. The improvement was primarily the result of premium rate increases, favorable physician cost trends (compared to premium rate increases) in the Company's Commercial products and an overall improvement in hospital utilization. These medical cost improvements were partially offset by higher than anticipated medical costs in the Company's new Medicare risk markets (where a large portion of Medicare growth is occurring) and increased pharmacy costs system wide.

The administrative cost ratio was 15.5 percent and 15.6 percent for the quarters ended September 30, 1997 and 1996, respectively. Management anticipates continuing improvement in the administrative cost ratio during the fourth quarter of 1997.

Interest income totaled $29 million and $25 million for the quarters ended September 30, 1997 and 1996, respectively. The increase was primarily attributable to increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated
8 percent for each of the quarters ended September 30, 1997 and 1996.

The Company's income before income taxes totaled $69 million for the quarter ended September 30, 1997, compared to $48 million for the quarter ended September 30, 1996. Net income was $44 million or $.27 per share and $32 million or $.20 per share for each of the quarters ended September 30, 1997 and 1996, respectively.

                                 Humana Inc.
         Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations, continued

Nine months Ended September 30, 1997 and 1996

The Company's premium revenues increased 13 percent to $5.5 billion for the nine months ended September 30, 1997, compared to $4.9 billion for the same period in 1996. Premium revenues increased primarily due to premium revenues from the Company's CHAMPUS contract which began on July 1, 1996 and the acquisition of PCA. Premium revenues also increased as a result of premium rate increases in the Company's Commercial and Medicare risk products. For the nine months ended September 30, 1997, Commercial and Medicare risk premium rates increased 3.9 percent and 4.4 percent, respectively.

Same-plan Commercial membership decreased 98,700 members during the nine months ended September 30, 1997, compared to a decrease of 18,700 for the same period 1996. This same-plan membership decline, which excludes the sale of the Company's Alabama operations (18,600 members), sale of the Washington, D.C., health plan (92,500 members), purchase of Health Direct (22,100 members) and the purchase of PCA (454,000 members), was due to the Company's more disciplined product pricing begun in the fall of 1996 and withdrawal from certain unprofitable markets.

Same-plan Medicare risk membership increased 49,300 members during the nine months ended September 30, 1997, compared to a same-plan increase of 32,400 members for the same period in 1996. The higher Medicare risk growth rate during the first nine months of 1997 was primarily the result of sales in new Medicare markets. The same-plan membership increase excludes the Company's Washington, D.C., health plan (9,700 members), purchase of Health Direct (4,200 members) and the purchase of PCA (54,000 members).

Same-plan Medicaid membership declined 16,500 members during the nine months ended September 30, 1997, compared to an increase of 3,500 for the same period 1996. This same-plan membership decline excludes the purchase of PCA
(599,000 members).

The medical loss ratio was 82.4 and 82.6 percent for the nine months ended September 30, 1997 and 1996, respectively. Increases in premium rates, favorable physician cost trends (compared to premium rate increases) in the Company's Commercial products and an overall improvement in hospital utilization were partially offset by higher than anticipated medical costs in new Medicare risk markets (where a large portion of Medicare growth is occurring) and increased pharmacy costs system wide.

The administrative cost ratio was 15.7 percent and 15.2 percent for the nine months ended September 30, 1997 and 1996, respectively. The increase was due to spending relative to core processes necessary for long-term improvements in the areas of medical management, customer service, and information systems.

                                 Humana Inc.
           Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations, continued

Interest income totaled $82 million and $75 million for the nine months ended September 30, 1997 and 1996, respectively. The increase was primarily attributable to increased levels of cash, cash equivalents and marketable securities. The tax equivalent yield on invested assets approximated
8 percent for each of the nine months ended September 30, 1997 and 1996.

The Company's income before income taxes totaled $194 million for the nine months ended September 30, 1997, compared to $183 million for the nine months ended September 30, 1996. Net income was $125 million or $.76 per share and $120 million or $.74 per share for each of the nine months ended
September 30, 1997 and 1996, respectively.

Liquidity

Cash provided by the Company's operations totaled $65 million and $271 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in net cash provided by operations was due to changes in operating assets and liabilities relating to the timing of receipts and disbursements for premiums receivable, medical costs and other liabilities.

The Company's subsidiaries operate in states which require certain levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' abilities to obtain regulatory approval to pay dividends.

In August 1997, the Company entered into a five-year revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.5 billion. The Credit Agreement replaced an existing $600 million revolving line of credit. Principal amounts outstanding under the Credit Agreement bear interest at rates ranging from LIBOR plus 12 basis points to LIBOR plus 30 basis points depending on the ratio of debt to debt plus net worth. The Credit Agreement, under which there were no outstanding borrowings at September 30, 1997, contains customary covenants and events of default.

The Company maintains a commercial paper program and issues debt securities thereunder. At September 30, 1997, borrowings under the commercial paper program totaled $616 million, with an average interest rate during the quarter of 5.8 percent. The commercial paper program is backed by the Credit Agreement. Borrowings under the commercial paper program have been classified as long-term based on management's ability and intent to refinance borrowings on a long-term basis.

Management believes that existing working capital, future operating cash flows, and funds available under the existing revolving Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to pursue strategic acquisition and expansion opportunities, as well as fund capital requirements.

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

Excluding acquisitions, planned capital spending in 1997 will be approximately $70 to $80 million for the expansion and improvement of medical care facilities, administrative facilities, and related information systems.

                                 Humana Inc.
        Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations, continued

                                            1997                  1996

Quarterly Membership
Commercial members at:
     March 31                             2,577,800             2,811,300
     June 30                              2,577,600             2,809,700
     September 30                         3,056,400             2,793,900
     December 31                                                2,759,600

Medicare risk members at:
     March 31                               374,200               322,300
     June 30                                389,600               332,900
     September 30                           462,400               347,400
     December 31                                                  364,500

CHAMPUS members at:
     March 31                             1,103,100
     June 30                              1,107,300
     September 30                         1,107,300             1,075,300
     December 31                                                1,103,000

Medicaid members at:
     March 31                                53,200                51,600
     June 30                                 51,000                52,200
     September 30                           638,400                52,500
     December 31                                                   55,200

Medicare supplement members at:
     March 31                                93,500               109,600
     June 30                                 74,600               106,000
     September 30                            71,200               101,800
     December 31                                                   97,700

Administrative services members at:
     March 31                               566,300               444,700
     June 30                                555,000               447,900
     September 30                           584,500               458,300
     December 31                                                  471,000

Total medical members at:
     March 31                             4,768,100             3,739,500
     June 30                              4,755,100             3,748,700
     September 30                         5,920,200             4,829,200
     December 31                                                4,851,000

                                 Humana Inc.
         Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations, continued

                                            1997                  1996
Quarterly Membership

Specialty members at:
     March 31                             2,172,900             1,811,300
     June 30                              2,127,200             1,863,800
     September 30                         2,358,200             1,895,900
     December 31                                                1,884,200

           Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations, continued

     Supplemental Consolidated Statement of Quarterly Income (Unaudited)
                (Dollars in millions except per share results)

                                                    1997
                                      First   Second    Third    Total
Revenues:
  Premiums:
     Commercial                      $ 1,028  $ 1,013  $ 1,074  $ 3,115
     Medicare risk                       550      571      610    1,731
     CHAMPUS                             183      184      185      552
     Medicaid                             19       18       47       84
     Medicare supplement                  23       19       19       61

      Total premiums                   1,803    1,805    1,935    5,543
  Interest                                26       27       29       82
  Other income                             3        4        4       11

     Total revenues                    1,832    1,836    1,968    5,636

Operating expenses:
  Medical costs                        1,484    1,487    1,596    4,567
  Selling, general and
    administrative                       261      258      274      793
  Depreciation and amortization           24       25       26       75

     Total operating expenses          1,769    1,770    1,896    5,435

Income from operations                    63       66       72      201
  Interest expense                         3        1        3        7

Income before income taxes                60       65       69      194
  Provision for income taxes              21       23       25       69

Net income                           $    39  $    42  $    44  $   125


Earnings per common share            $   .24  $   .25  $   .27  $   .76


Medical loss ratio                      82.3%    82.3%    82.5%    82.4%


Administrative cost ratio               15.8%    15.7%    15.5%    15.7%

            Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of Operations, continued


      Supplemental Consolidated Statement of Quarterly Income (Unaudited)
                (Dollars in millions except per share results)

                                                1996

                          First    Second(a)    Third    Fourth (b)   Total
Revenues:
 Premiums:
  Commercial            $ 1,065    $ 1,070     $ 1,061    $ 1,059    $ 4,255
  Medicare risk             454        466         484        503      1,907
  CHAMPUS                                          170        181        351
  Medicaid                   17         18          18         18         71
  Medicare supplement        24         24          23         22         93

     Total premiums       1,560      1,578       1,756      1,783      6,677
 Interest                    25         25          25         26        101
 Other income                 3          2           3          2         10

    Total revenues        1,588      1,605       1,784      1,811      6,788

Operating expenses:
 Medical costs            1,274      1,415       1,460      1,476      5,625
 Selling, general
   and administrative       203        228         249        260        940
 Depreciation and
   amortization              25         24          25         24         98
 Asset write-downs and
    unusual charges                     81                     15         96

     Total operating
       expenses           1,502      1,748       1,734      1,775      6,759


Income (loss) from
  operations                 86       (143)         50         36         29
 Interest expense             5          3           2          1         11

Income (loss) before
  income taxes               81       (146)         48         35         18
 Income tax provision
   (benefit)                 28        (51)         16         13          6

Net income (loss)        $   53    $   (95)    $    32    $    22    $    12


Earnings (loss) per
  common share           $  .32    $  (.58)    $   .20    $   .13    $   .07


Medical loss ratio         81.7%      89.7%       83.1%      82.8%      84.3%


Administrative cost ratio  14.7%      16.0%       15.6%      15.8%      15.5%



(a) Includes special charges of $200 million before tax ($130 million after tax or $.80 per share) related to the restructuring of the Washington, D.C., health plan, provision for expected future losses on insurance contracts, discontinuing operations or product lines in 16 market areas, and a litigation settlement.

(b) Includes a special charge of $15 million before tax ($10 million after tax or $.06 per share) related to planned workforce reductions.

                                 Humana Inc.
                         Part II: Other Information



Item 1:  Legal Proceedings

A class action lawsuit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), (now restyled Mariettta Cade, et al v. Humana Health Insurance of Nevada, Inc., et al) was filed on March 29, 1989, in the United States District Court for the District of Nevada (the "Forsyth" case. On August 18, 1997, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court ("Petition") requesting the Supreme Court to Reverse part of a ruling by the Court of Appeals for the Ninth Circuit which had reinstated certain claims that had been dismissed by the U.S. District Court in Nevada in the case involving claims arising out of the method of calculation of coinsurance for Nevada insureds prior to 1988. The Petition requested the Supreme Court to reverse the Ninth Circuit's decision to reinstate a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO") on behalf of a class of insureds who paid coinsurance at Humana hospitals (the "Co-Payer Class"). In its decision on May 23, 1997, in response to the Company's Petition for Reconsideration on Rehearing En Banc following its original November 4, 1996 decision, the Court of Appeals ruled that the damages in the Co-Payer Class's
RICO claim were correctly limited to the amount of overpayment of the co-insurance, which totalled approximately $1.6 million plus interest. The Ninth Circuit also reinstated an antitrust claim that had been dismissed by the District Court. The Company requested summary judgment in the District Court on that claim on September 30, 1997. The trial of any remaining claims is scheduled for February 23, 1998.

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

         (a) Exhibit

             Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges

         (b) On September 23, 1997, the Company filed a report on Form 8-K regarding the pro-forma financial statements in connection with the acquisition of Physician Corporation of America.


                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HUMANA INC.






     Date:    November 14, 1997     /s/ James E. Murray

                                    James E. Murray
                                    Chief Financial Officer
                                    (Principal Accounting Officer)




     Date:    November 14, 1997     /s/ Arthur P. Hipwell

                                    Arthur P. Hipwell
                                    Senior Vice President and
                                    General Counsel



