Form 10-K
period 1997-12-31
HUMANA INC
filed 1998-03-31
CIK 49071

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 502-580-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
       COMMON STOCK, $.16 2/3 PAR VALUE                   NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 27, 1998 was $3,943,071,262 calculated using the average price on such date of $25.47. The number of shares outstanding of the Registrant's Common Stock as of February 27, 1998 was 165,210,259.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Part II and Part IV incorporate herein by reference the Registrant's 1997 Annual Report to Stockholders; Part III incorporates herein by reference portions of the Registrant's Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 14, 1998.

  The Exhibit Index begins on page 16.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Humana Inc. is a Delaware corporation organized in 1961. Its principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202 and its telephone number at that address is (502) 580-1000. As used herein, the terms "the Company" or "Humana" include Humana Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, renewal of the Company's Medicare risk contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program (formerly the Civilian Health and Medical Program of the Uniformed Services), renewal of the Company's Medicaid contracts with various state governments and the Commonwealth of Puerto Rico, and the effects of other general business conditions, including but not limited to the Company's ability to integrate its acquisitions, the Company's ability to appropriately address the "Year 2000" computer system issue, government regulation, competition, premium rate changes, retrospective premium adjustments relating to federal government contracts, medical cost trends, changes in Commercial and Medicare risk membership, capital requirements, the ability of health care providers to assume financial risk, general economic conditions and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

  Since 1983, the Company has offered managed health care products that integrate medical management with the delivery of health care services through a network of providers. This network of providers may share financial risk or have incentives to deliver quality medical services in a cost-effective manner. These products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracting providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services and pre-authorization of outpatient surgical procedures. The Company also offers various specialty and administrative service products including dental, group life and workers' compensation.

  The Company's HMO and PPO products are marketed primarily to employer and other groups ("Commercial"), as well as Medicare- and Medicaid-eligible individuals. At December 31, 1997, the Company had a total of 3,258,600 fully insured Commercial customers, with an average group size of 26 members. The products marketed to Medicare-eligible individuals are either HMO products ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). The Medicare risk product provides managed care services that include all Medicare benefits and, in certain circumstances, additional managed care services. At December 31, 1997, the Company had 480,800 Medicare risk members and 68,800 Medicare supplement members. The Company maintains annual contracts with various states and a two-year contract with the Commonwealth of Puerto Rico, expiring March 31, 1999, to provide health care to Medicaid-eligible individuals. At December 31, 1997, the Company had 635,200 Medicaid members. The Company also offers administrative services ("ASO") to employers who self-insure their employee health plans. At December 31, 1997, the Company provided claims processing, utilization review and other administrative services to 651,200 ASO members. In total, the Company's products are licensed in 47 states, the District of Columbia and Puerto Rico.

  On July 1, 1996, the Company began providing managed health care services to approximately 1.1 million eligible beneficiaries under a contract with the United States Department of Defense under the TRICARE program. The government exercised its option to extend the contract for one year effective July 1, 1997. Under the TRICARE contract, which is renewable annually for up to three additional years, the Company provides managed care services to the beneficiaries of active military personnel and retired military personnel and their beneficiaries located in the southeastern United States. The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. Three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced co-payments by using a network of preferred providers.

  On October 17, 1997, the Company acquired ChoiceCare Corporation ("ChoiceCare") for approximately $250 million in cash. The purchase was funded with borrowings under the Company's commercial paper program. ChoiceCare provides health care services products to approximately 250,000 medical members in the Greater Cincinnati, Ohio, area.

  On September 8, 1997, the Company acquired Physician Corporation of America ("PCA") for total consideration of $411 million in cash, consisting primarily of $7 per share for PCA's outstanding common stock and the assumption of $121 million in debt. The purchase was funded with borrowings under the Company's commercial paper program. PCA serves approximately 1.1 million medical members and provides comprehensive health care services through its HMOs in Florida, Texas and Puerto Rico. In addition, PCA provides workers' compensation third-party administrative management services. Prior to November 1996, PCA also was a direct writer of workers' compensation insurance in Florida.

  On February 28, 1997, the Company acquired Health Direct, Inc. ("Health Direct") from Advocate Health Care for $23 million in cash. This transaction added approximately 50,000 medical members to the Company's Chicago, Illinois, membership.

  On January 31, 1997, the Company completed the sale of its Washington, D.C., health plan to Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc. Effective April 1, 1997, the Company also completed the sale of its Alabama operations, exclusive of its small group business and Alabama TRICARE operations, to PrimeHealth of Alabama, Inc. On October 31, 1997, the Company also sold The Lexington Hospital in Lexington, Kentucky, to Jewish Hospital Healthcare Services, Inc. These sale transactions did not have a material impact on the Company's financial position, results of operations or cash flows.

COMMERCIAL PRODUCTS

 HMOs

  An HMO provides prepaid health care services to its members through primary care and specialty physicians employed by the HMO at facilities owned by the HMO, and/or through a network of independent primary care and specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners and pediatricians. Generally, access to specialty physicians and other health care providers must be approved by the member's primary care physician. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers and durable medical equipment suppliers. Because access to these other health care providers must be approved by the primary care physician, the HMO product is the most restrictive form of managed care.

  At December 31, 1997, the Company owned and operated 18 HMOs, which contracted with approximately 73,500 physicians (including approximately 21,500 primary care physicians) and approximately 1,100 hospitals. In addition, the Company had approximately 7,000 contracts with other providers to provide services to HMO members. The Company also employed approximately 450 providers in its staff model HMOs at December 31, 1997.

  An HMO member, typically through the member's employer, pays a monthly fee which generally covers, with minimal co-payments, health care services received from or approved by the member's primary care physician. For the year ended December 31, 1997, Commercial HMO premium revenues totaled approximately $1.8 billion or 23 percent of the Company's total premium revenues. Approximately $181 million of the Company's Commercial HMO premium revenues for the year ended December 31, 1997 were derived from contracts with the United States Office of Personnel Management ("OPM"), under which the Company provides health care benefits to approximately 113,000 federal civilian employees and their dependents. Pursuant to these contracts, payments made by OPM may be retrospectively adjusted downward by OPM if an audit discloses that a comparable product was offered by the Company to a similar size subscriber group at a lower premium rate than that offered to OPM. Management believes that any retrospective adjustments as a result of OPM audits will not have a material impact on the Company's financial position, results of operations or cash flows.

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

  At December 31, 1997, approximately 55,000 physicians and approximately 750 hospitals contracted directly with the Company to provide services to PPO members. The Company also had approximately 5,500 contracts (including certain contracts which also service the Company's HMOs) with other providers to provide services to PPO members. In addition, the Company had access to 35 leased provider networks throughout the country.

  For the year ended December 31, 1997, Commercial PPO premium revenues totaled approximately $2.3 billion or 29 percent of the Company's total premium revenues.

  The Company expects that 1998 Commercial premium rates will increase approximately 4 to 5 percent from 1997 levels. Over the last four years, changes in the Company's Commercial premium rates have ranged between an approximate 2 percent decrease for the year ended December 31, 1995, to an approximate 5 percent increase for the year ended December 31, 1994, with an average increase of approximately 2 percent.

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

  Certain managed care companies which operate HMOs contract with the federal government's Health Care Financing Administration ("HCFA") to provide medical benefits to Medicare-eligible individuals residing in the geographic areas in which their HMOs operate in exchange for a fixed monthly payment per member from HCFA. Individuals who elect to participate in these Medicare risk programs are relieved of the obligation to pay some or all of the deductible or coinsurance amounts but are generally required to use exclusively the services provided by the HMO and are required to pay a Part B premium to the Medicare program. The enrollee pays the

HMO a premium only in cases where the HMO provides additional benefits and where competitive market conditions permit. Where competitive conditions permit, the Company charges a premium to members (in addition to the payment from HCFA) for some of its Medicare risk products. At December 31, 1997, approximately 40,000 members in 16 markets were paying premiums which totaled approximately $29 million for the year ended December 31, 1997.

 Medicare Risk

  A Medicare risk product involves a contract between an HMO and HCFA pursuant to which HCFA makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual who chooses to enroll for coverage in the HMO. Membership may be terminated by the member upon 30 days' notice. The fixed monthly payment is determined by formula established in federal law.

  As of January 1, 1998, the Company provides Medicare risk services under 16 contracts with HCFA in 11 states. Management believes that additional Medicare risk growth opportunities exist because only approximately 15 percent of the country's Medicare-eligible beneficiaries are enrolled in managed care programs similar to those offered by the Company. The Company intends to pursue those opportunities in under-penetrated markets which meet the Company's long-term growth strategies.

  At December 31, 1997, HCFA Contracts covered approximately 480,800 Medicare risk members for which the Company received premium revenues of approximately $2.4 billion or 31 percent of the Company's total premium revenues for the year ended December 31, 1997. At December 31, 1997, one such HCFA Contract covered approximately 249,000 members in Florida and accounted for premium revenues of approximately $1.5 billion, which represented 62 percent of the Company's HCFA premium revenues or 19 percent of the Company's total premium revenues for the year ended December 31, 1997. HCFA Contracts are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Management believes termination of the HCFA Contract covering the members in Florida would have a material adverse effect on the revenues, profitability and business prospects of the Company.

  The Company's 1998 average rate of statutory increase under the HCFA Contracts will approximate 2 percent. Over the last five years, annual increases have ranged from as low as the January 1998 increase of 2 percent to as high as 9 percent in January 1996, with an average of approximately 5 percent, including the January 1998 increase.

  The Balanced Budget Act of 1997 adopted certain changes to the Medicare program that can be expected to affect the Company's Medicare risk program. These include provisions that affect the methodology for payment and expand the options available to Medicare beneficiaries by permitting HCFA to contract with a variety of types of managed care plans, including provider sponsored networks. HCFA is expected to publish regulations implementing the Balanced Budget Act on June 1, 1998. (See "Health Care Reform--National.") Management is unable to predict the effect of these regulations on the Company's financial position, results of operations or cash flows. The loss of the Company's HCFA Contracts or significant changes in the Medicare risk program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company.

 Medicare Supplement

  The Company's Medicare supplement product is an insurance policy which pays for hospital deductibles, co-payments and coinsurance for which an individual enrolled in the traditional Medicare program is responsible.

  Under the terms of existing Medicare supplement policies, the Company may not reduce or cancel the benefits contracted for by policyholders. These policies are renewable annually by the insured at the Company's prevailing rates, which may increase subject to approval by appropriate state insurance regulators.

  At December 31, 1997, the Company provided Medicare supplement benefits to approximately 68,800 members. For the year ended December 31, 1997, Medicare supplement premium revenues totaled approximately $79 million or 1 percent of the Company's total premium revenues.

MEDICAID PRODUCT

  Medicaid is a federal program that is state-operated to provide health care services to low-income residents. Each state which chooses to do so develops, through a state specific regulatory agency, a Medicaid managed care initiative which must be approved by HCFA. HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently use either a formal proposal process reviewing many bidders or award individual contracts to qualified bidders which apply for entry to the program. In either case, the contractual relationship with the state is generally for a one-year period. Management believes that the risks associated with participation in a state Medicaid managed care program are similar to the risks associated with the Medicare risk product discussed previously. In both instances, the Company receives a fixed monthly payment from a government agency for which it is required to provide managed health care services to enrolled members. Due to the increased emphasis on state health care reform and budgetary constraints, more states are utilizing a managed care product in their Medicaid programs. The Company also maintains a two-year contract with the Commonwealth of Puerto Rico, expiring March 31, 1999, to provide health care to Medicaid-eligible individuals. For the year ended December 31, 1997, premium revenues from the Company's Medicaid products totaled approximately $224 million or 3 percent of the Company's total premium revenues. It is anticipated that Medicaid premium revenues will be approximately 6 percent of the Company's total 1998 premium revenues. At December 31, 1997, the Company had approximately 635,200 Medicaid members in four states and the Commonwealth of Puerto Rico.

TRICARE

  In 1993, the Company established Humana Military Healthcare Services, Inc. (a wholly-owned subsidiary of the Company), to enter in contracts to provide managed care services to the beneficiaries of active military personnel and retired military personnel and their beneficiaries. In November 1995, the United States Department of Defense awarded the Company its first TRICARE contract covering approximately 1.1 million eligible beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee and Eastern Louisiana.

  On July 1, 1996, the Company began providing managed health care services to these approximate 1.1 million eligible beneficiaries under a potential five-year contract (a one-year contract originally renewable annually for up to four additional years). The government exercised its option to extend the contract for one year effective July 1, 1997. The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. Three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced co-payments by using a network of preferred providers. TRICARE premium revenues were approximately $764 million or 10 percent of the Company's total premium revenues for the year ended December 31, 1997.

  The Company will actively seek opportunities to provide managed care services to beneficiaries of federal and state programs, including other TRICARE contracts.

OTHER RELATED PRODUCTS

  The Company offers various specialty and administrative services products including dental, group life and workers' compensation. Specialty membership at December 31, 1997 totaled approximately 2.4 million members, including approximately 884,000 members for which the Company provides only administrative services. Specialty product premium revenues were approximately $230 million or 3 percent of the Company's total premiums for the year ended December 31, 1997.

PROVIDER ARRANGEMENTS

  The Company's HMOs contract with individual or groups of primary care physicians, generally for an actuarially determined, fixed, per-member-per-month fee called a "capitation" payment. Under these arrangements, physicians are paid a fixed amount to provide services to their members. These contracts typically obligate primary care physicians to provide or make referrals to other health care providers for the provision of all covered managed health care services to HMO members. These services include services provided by specialty physicians and other providers. The capitation payment does not vary with the nature or extent of services to the member and is generally designed to shift a portion of the HMOs' financial risk to the primary care physician. The degree to which the Company uses capitation arrangements varies by provider. The Company also employs approximately 450 providers in markets where it operates staff model HMOs.

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

  The focal point for cost control in the Company's HMOs is the primary care physician, whether employed or under contract, who provides services and controls utilization of appropriate services by directing or approving hospitalization and referrals to specialists and other providers. Cost control is further achieved by directly negotiating provider discounts. Cost control in the Company's PPOs is achieved primarily by establishing a cost-effective network of participating health care providers and providing incentives for members to use such providers. These providers are generally paid on a negotiated fee-for-service basis. With respect to both HMO and PPO products, cost control is further achieved through the use of a utilization review system designed to allow only necessary hospital admissions, lengths of stay and necessary or appropriate medical procedures. The Company's HMOs and PPOs generally contract for hospital services under per-diem arrangements for inpatient hospital services and discounted fee-for-service arrangements for outpatient services. During the year ended December 31, 1997, approximately 41 percent of the Company's total medical costs were for services provided to its members in hospitals or related facilities.

  The Company has certain risk-sharing contracts whereby the providers assume a specified level of risk for covered managed care services to its members. Included in these contracts are full risk capitation arrangements ("global capitation"), the majority of which were assumed as part of the PCA acquisition. Under global capitation contracts, providers are paid a monthly capitation payment per covered member to assume financial risk for the delivery of all health care services. These payments are based on a specified percentage of premiums (typically 78 to 88 percent depending on the contract). At December 31, 1997, approximately 168,400 Commercial members, 40,800 Medicare risk members and 546,800 Medicaid members were covered under these global capitation contracts.

  Under all of its arrangements, the Company remains financially responsible for the provision of or payment for covered medical services if its contractors fail to perform their obligations under the contract.

  In March 1998, the Company reached an agreement in principle with the Advocate Health Care System ("Advocate") under which Advocate will assume operations of 13 of the Company's staff model centers in the Chicago, Illinois, area and will provide health care services under a long-term provider agreement with the Company. This agreement encompasses 165 providers employed by Humana and approximately 164,000 members of the Company.

  During 1997, the Company continued its Hospital Inpatient Management System ("HIMS") which allows specially trained physicians to manage the entire range of medical care while each HMO member is in the hospital, and coordinate the member's discharge and care after discharge. The Company has also implemented a Demand Management program which provides members telephone access to registered nurses 24 hours a day, seven days a week. As of December 31, 1997, the Demand Management program was available to the majority of the Company's fully insured members. The Company continues to implement several disease management programs in various markets. Under these arrangements, the Company provides financial incentives for contractors to provide the full range of care to members with respect to a particular high risk or chronic disease in a quality, cost-effective manner. These disease management programs include congestive heart failure, prenatal and premature infant care, end stage renal disease, diabetes and breast cancer screening.

QUALITY ASSESSMENT AND CUSTOMER SERVICE

  Access to high quality health care services is an important element of the Company's business. All of the Company's contracts require that the provider participate in the Company's quality assurance program. Physician participation in the Company's HMOs and PPOs is conditioned upon the physician meeting the Company's requirements concerning the physician's professional qualifications. When considering whether to contract with a physician, the Company performs or contracts for on-going credentialing verifications and peer review that meet both regulatory and accrediting agency standards.

  The Company has a program in place to monitor important aspects of HMO plan-wide service and quality indicators with oversight by a senior management committee. Such indicators as credentialing, quality concerns, customer service, disenrollment and satisfaction are measured against standards. Another measure of quality is the reporting of Health Plan Employer Data Information Sets ("HEDIS"), which the Company has been reporting since June 1994. HEDIS is useful to purchasers of managed health care services to measure individual health plan quality and service. Each HMO has in place a peer review procedure which is implemented by a quality management committee ("QMC"). This committee is headed by the HMO's medical director and is composed of physicians and physician group representatives. The QMC performs an initial evaluation of applicants for credentialing and reviews all providers on a periodic basis to monitor the appropriateness of members' care.

HEALTH MAINTENANCE ORGANIZATION ACCREDITATION

  With the increasing significance of managed care in the health care industry, several independent organizations have been formed for the purpose of responding to external demands for accountability over the managed care industry. The organizations utilized by the Company are the National Committee for Quality Assurance ("NCQA") and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). In the states of Kansas and Florida, accreditation or external review by an accrediting organization is mandatory and generally required for licensure.

  NCQA performs site reviews of standards established for quality assurance, credentialing, utilization management, medical records, preventive services and members rights and responsibilities. As of January 31, 1998, thirteen of Humana's HMOs have achieved various levels of accreditation from NCQA. Humana Medical Plan, Inc. in its South Florida, Northeast Florida, Tampa Bay and Central Florida markets, Humana Health Plan, Inc. in its Chicago market, Humana Health Plan of Texas, Inc. in its San Antonio market (which includes Houston, Austin and Dallas) and Humana Kansas City, Inc. all received full accreditation status. Humana Health Plan of Ohio, Inc. has received one-year accreditation. During 1997, Humana acquired ChoiceCare Health Plans, Inc. and PCA Health Plans of Florida, Inc.-Central, Northern and Southern regions and PCA Health Plans of Texas, Inc. These plans had previously achieved full accreditation from NCQA. The Company is currently preparing for NCQA accreditation for the remainder of its HMO plans, beginning with the review of Humana Health Plan, Inc. in Louisville scheduled for May 1998 and Humana Wisconsin Health Organization in Milwaukee, which is scheduled for May 1999.

  JCAHO reviews rights, responsibilities and ethics, continuum of care, education and communication, leadership, management of information and human resources, and network performance. JCAHO also evaluates the mechanisms the organization has established to ensure continuous quality improvement. As of December 31, 1997, Humana Medical Plan, Inc. in its Fort Walton market received three-year accreditation from JCAHO.

MANAGEMENT INFORMATION SYSTEMS

  The Company's managed care health plans use centralized, integrated information systems developed and/or customized specifically to meet the Company's needs and to allow for aggregation of data and comparison across markets. These information systems support marketing, sales, underwriting, contract administration, billing, financial and other administrative functions, as well as customer service, appointment scheduling, authorization and referral management, concurrent review, physician capitation and claims administration, provider management, quality management and utilization review. The Company is currently in the process of integrating PCA and ChoiceCare on to these centralized systems.

  Key to the Company's information systems are operational reports, used by market office and corporate personnel for such items as physician profiling, utilization review, quality assessment, member satisfaction measurement and employer reporting. Clinical software is used as well to assess appropriateness of medical care provided to the Company's members. The Company's information systems are continually upgraded to support new products in an integrated manner, as well as to take advantage of the latest advances in technology.

  The Company has conducted an assessment of its computer systems to identify the systems that could be affected by the "Year 2000" issue, which results from computer programs having been written to define the applicable year using two digits rather than four digits. The Company believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer system as so modified. The Company plans to complete the majority of the Year 2000 modifications by December 31, 1998. At present, the Company anticipates that the incremental costs incurred in connection with the Year 2000 project will approximate $12 to $15 million.

  The costs of the project and the date on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of the Company's significant suppliers, customers and others with which it conducts business, including federal and state governmental agencies, to identify and resolve their own Year 2000 issues and similar uncertainties.

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

  The Company uses various methods to market its Commercial and Medicare products, including television, radio, telemarketing and mailings. At December 31, 1997, the Company used approximately 44,600 licensed independent brokers and agents and approximately 500 licensed employees to sell the Company's Commercial products. Many of the Company's employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. The Company generally pays brokers a commission based on premiums, with commissions varying by market and premium volume.

  At December 31, 1997, the Company used approximately 3,500 licensed independent brokers for referrals and approximately 1,000 employed sales representatives, who are each paid a salary and/or per member commission, to market the Company's Medicaid and Medicare products. The Company also used approximately 600 telemarketing representatives who assisted in the marketing of Medicaid and Medicare products by making appointments for broker/sales representatives with prospective members.

The following table lists the Company's medical membership at December 31, 1997, by state and product:

                              MEDICAL MEMBERSHIP
                                 (IN THOUSANDS)

                           COMMERCIAL
                         --------------- MEDICARE                   MEDICARE                PERCENT
                           PPO     HMO     RISK   MEDICAID TRICARE SUPPLEMENT  ASO   TOTAL  OF TOTAL
                         ------- ------- -------- -------- ------- ---------- ----- ------- --------
Florida.................   192.2   387.6  282.6    128.8     422.2     6.7      6.3 1,426.4   23.0%
Texas...................   238.4   311.8   68.6     39.0        --     8.0     16.7   682.5   11.0%
Illinois................   213.2   306.8   57.7     16.4        --     0.2     57.1   651.4   10.5%
Puerto Rico.............    75.8    25.4     --    431.4        --      --       --   532.6    8.6%
Wisconsin...............    85.7   117.0     --     19.6        --      --    241.6   463.9    7.5%
Kentucky................   135.8   113.0   12.0       --        --    32.4    128.1   421.3    6.8%
Georgia.................    85.0     4.2     --       --     266.8     4.4      1.5   361.9    5.8%
Ohio....................    82.1   191.8    6.6       --        --      --     58.4   338.9    5.5%
Missouri/Kansas.........    48.9   114.0   21.7       --        --     6.7     47.8   239.1    3.8%
Indiana.................    97.5    25.1    1.1       --        --     1.7     26.2   151.6    2.4%
South Carolina..........     7.7      --     --       --     139.1      --      1.1   147.9    2.4%
Tennessee...............    49.7      --     --       --      71.7     0.8      6.0   128.2    2.1%
Other...................   346.5     3.4   30.5       --     212.4     7.9     60.4   661.1   10.6%
                         ------- -------  -----    -----   -------    ----    ----- -------  -----
Total................... 1,658.5 1,600.1  480.8    635.2   1,112.2    68.8    651.2 6,206.8  100.0%
                         ======= =======  =====    =====   =======    ====    ===== =======  =====

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

  Underwriting techniques are not employed in connection with Medicare risk HMO products because HCFA regulations require the Company to accept all eligible Medicare applicants regardless of their health or prior medical history. The Company also is not permitted to employ underwriting criteria for the Medicaid product but rather follows HCFA and state requirements. In addition, with respect to the TRICARE contract, no underwriting techniques are employed because the Company must accept all eligible beneficiaries who choose to participate.

COMPETITION

  The managed health care industry is highly competitive and contracts for the sale of Commercial products are generally bid or renewed annually. The Company's competitors vary by local market and include Blue Cross/Blue Shield (including HMOs and PPOs owned by Blue Cross/Blue Shield plans), national insurance companies and other HMOs and PPOs, including provider sponsored networks. Many of the Company's competitors have larger membership in local markets or greater financial resources. The Company's ability to sell its products and to retain customers is or may be influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other managed health care providers, utilization review, claims processing, administrative efficiency, relationships with agents, quality of customer service and accreditation results.

GOVERNMENT REGULATION

  Of the Company's 18 licensed HMO subsidiaries, nine are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. Ten subsidiaries are parties to HCFA contracts to provide Medicare risk HMO products in 11 states.

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

  HCFA conducts audits of Medicare risk HMOs at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMO's administration and management (including management information and data collection systems), fiscal stability, utilization management and incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems. HCFA regulations require quarterly and annual submission of financial statements and restrict the number of Medicare risk and Medicaid members to no more than the HMO's Commercial membership in a specified service area. In 1998, it is possible to seek a federal waiver of this requirement and in 1999 this requirement ceases to exist. The Company has applications for waivers pending in its Florida, Las Vegas, Nevada, and Phoenix, Arizona, markets, and intends to seek additional waivers during 1998. HCFA also requires independent review of medical records and quality of care, review and approval by HCFA of all advertising, marketing and communication materials, and independent review of all denied claims and service complaints which are not resolved in favor of a member.

  In addition, HCFA requires certain disclosures to HCFA and to Medicare beneficiaries concerning the financial arrangements which managed care organizations have with physicians with whom they contract. These rules also require certain levels of stop-loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume. HCFA also requires the reporting of certain health care data contained in HEDIS.

  The Company's Medicaid products are regulated by the applicable state agency in the state in which the Company sells a Medicaid product and the Commonwealth of Puerto Rico, in conformance with federal approval of the applicable state plan, and are subject to periodic reviews by these agencies. The reviews are similar in nature to those performed by HCFA.

  Laws in each of the states (and the Commonwealth of Puerto Rico) in which the Company operates its HMOs, PPOs and other health insurance-related services regulate the Company's operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. The HMO, PPO and other health insurance-related products offered by the Company are sold under licenses issued by the applicable insurance regulators. The Company's HMOs, PPOs and other health insurance-related services are required to be in compliance with certain minimum capital requirements. These requirements must be satisfied by investing in approved investments that generally cannot be used for other purposes. Under state laws, the Company's HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance, and its HMOs are audited for compliance with health services standards by respective state departments of health. Most states' laws require such audits to be performed at least triennially.

  The Company and its licensed subsidiaries are subject to regulation under state insurance holding company and Commonwealth of Puerto Rico regulations. These regulations require, among other things, prior approval and/or notice of certain material transactions, including dividend payments, intercompany agreements and the filing of various financial and operational reports.

  Management believes that the Company is in substantial compliance with all governmental laws and regulations affecting the Company's business.

HEALTH CARE REFORM

  There continue to be diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation's health care system.

 National

  In 1997, Congress passed the Balanced Budget Act ("Act") which revised the structure of and reimbursement for private health plan options for Medicare enrollees. The Act seeks to expand the options available to Medicare enrollees by permitting HCFA to contract with a variety of types of managed care plans, creating a new Medicare fee-for-service option and establishing a Medicare Medical Savings Account Demonstration Program. The legislation also encourages provider sponsored organizations to contract directly with HCFA to provide coverage for Medicare enrollees. Federal reimbursement was modified so that the premiums paid by HCFA will be adjusted to take into account, on an increasing basis, a blend of national and local health care cost factors, rather than only local costs--starting with a 10% national factor in 1998 and moving to a 50% national factor by 2003. Congress also provided for gradual removal of a graduate medical education factor in determining reimbursement. In addition, effective January 1, 1998, the Company's Medicare reimbursement has been reduced through the assessment of .4 percent of premium (approximately $12 to $14 million). This assessment was designed to fund a national senior education program.

  Also in 1997, Congress provided states with funding for expansion of private health plan coverage for children who currently are uninsured. Approximately $20 billion over five years will be made available for states to offer such coverage to uninsured children.

  Current legislative proposals under consideration include greater government oversight over private health insurance. Such proposals include creating liability for medical decision making and setting minimum quality standards and service delivery requirements for plan enrollees. In addition, the President and the President's Advisory Commission on Consumer Protection and Quality in the Health Care Industry have made recommendations for enhancing certain consumer health insurance rights.

  Congress is also evaluating whether to extend health insurance to certain uninsured groups, such as early retirees and the unemployed. Such matters under discussion include permitting individuals over the age of 62 to purchase coverage under the Medicare program if no other plan is available and extending coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA") to individuals who accept early retirement after the age of 55. Management believes that continuing concerns over health care accessibility, costs, and quality will result in additional legislative and regulatory efforts to reform the health care system.

 State

  Legislation enacted in the states has included, among other things, conforming existing state law to the federally enacted Health Insurance Portability and Affordability Act ("HIPAA"), mental health parity and maternity length of stay laws. Issues relating to managed care consumer protection standards, including increased plan information disclosure, expanded emergency room services coverage, expedited appeals procedure, third party review of certain medical decisions, health plan liability, access to specialists and confidentiality of medical records continue to be under discussion. Further, proposals that place restrictions on the selection and termination of participating health care providers also are receiving review.

  Management believes that managed care and health care in general will continue to be scrutinized and may lead to additional legislative health care reform initiatives. Management is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting the Company's businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect any such new laws and regulations will have on the revenues, profitability and business prospects of the Company.

OTHER

 Captive Insurance Company

  The Company insures substantially all professional liability risks through a wholly-owned subsidiary (the "Subsidiary"). The annual premiums paid to the Subsidiary are determined by independent actuaries. The Subsidiary reinsures levels of coverage for losses in excess of its retained limits with unrelated insurance carriers.

 Centralized Management Services

  Centralized management services are provided to each health plan from the Company's headquarters and service centers. These services include management information systems, product administration, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting and claims processing.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 19,500 employees, including approximately 600 employees covered by collective bargaining agreements. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2. PROPERTIES

  The Company owns its principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202.

  The Company provides medical services in owned or leased medical centers ranging in size from approximately 1,500 to 80,000 square feet. The Company's administrative market offices are generally leased, with square footage ranging from approximately 700 to 89,000. The following chart lists the location of properties used in the operation of the Company at December 31, 1997:

                                               MEDICAL    ADMINISTRATIVE
                                               CENTERS       OFFICES
                                             ------------ ----------------
                                             OWNED LEASED OWNED    LEASED    TOTAL
                                             ----- ------ -------  -------   -----
Florida.....................................    7    91          3       47   148
Illinois....................................    8    18         --       10    36
Texas.......................................    5     4          1       16    26
Puerto Rico.................................   --    --         --       24    24
Kentucky....................................    8     4          2        2    16
Missouri/Kansas.............................    3     6         --        6    15
Ohio........................................   --    --         --        9     9
California..................................   --    --         --        8     8
Wisconsin...................................   --    --         --        8     8
Other.......................................    1     3          1       42    47
                                              ---   ---    -------  -------   ---
  Total.....................................   32   126          7      172   337
                                              ===   ===    =======  =======   ===

  In addition, the Company owns buildings in Louisville, Kentucky, San Antonio, Texas and Green Bay, Wisconsin, and leases facilities in Jacksonville, Florida and Madison, Wisconsin, all of which are used for customer service and claims processing. The Louisville and Green Bay facilities also perform enrollment processing and other corporate functions.

ITEM 3. LEGAL PROCEEDINGS

  A class action lawsuit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada. On August 18, 1997, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court ("Petition") requesting the Supreme Court to reverse part of a ruling by the Court of Appeals for the Ninth Circuit which had reinstated certain claims that had been dismissed by the U.S. District Court in Nevada in the case involving claims arising out of the method of calculation of coinsurance for Nevada insureds prior to 1988. The Petition requested the Supreme Court to reverse the Ninth Circuit's decision to reinstate the claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO") on behalf of a class of insureds who paid coinsurance at Humana hospitals (the "Co-Payer Class"). The petition is pending before the Supreme Court. The Ninth Circuit, in a decision issued on May 23, 1997, in response to the Company's Petition for Reconsideration on Rehearing En Banc following its original November 4, 1996 decision, ruled that the damages in the Co-Payer Class's RICO claim, before any trebling, were correctly limited to the amount of overpayment of the coinsurance, which totaled approximately $1.6 million plus interest. The Ninth Circuit also reinstated an antitrust claim that had been dismissed by the District Court. The Company requested summary judgment in the District Court on that Claim on October 6, 1997. On September 22, 1997, plaintiffs filed their Fourth Amended Complaint. On October 1, 1997, the plaintiffs filed a motion in the District Court for leave to file a Fifth Amended Complaint reasserting an ERISA claim and adding new RICO and antitrust claims. The Company filed a motion to dismiss the amended complaint and a motion opposing the plaintiffs' request to file the amended complaint. The motions are pending before the District Court. Oral arguments on the plaintiffs' and Company's motions were held on January 30, 1998. The trial which was scheduled to begin on February 23, 1998 on all of the remaining claims has been postponed.

  On April 22, 1993, an alleged stockholder of the Company filed a purported shareholder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled Lewis v. Austen, et al, Civil Action No. 12937. The action was purportedly brought on behalf of the Company and Galen Health Care, Inc. ("Galen") against all of the directors of both companies at the time Galen was spun off from the Company alleging, among other things, that the defendants had improperly amended the Company's existing stock option plans to bifurcate their existing options to allow employees of each company to receive options in the stock of the other company. The challenged amendment to the plan was approved by the Company's stockholders at the 1993 Annual Meeting of Stockholders. There has been little activity in this case. The defendants filed a motion to dismiss the case in October 1995, which is still pending. The Company believes that the complaint is without merit.

  Between November 19, 1997 and December 11, 1997, three related, purported class action complaints entitled (i) Medhat Reiser v. PCA, et al, Civil Action No. 97-3678 (S.D. Fla.) (Middlebrooks, J.), (ii) Janice Wells and Stewart Colton v. PCA, et al, Civil Action No. 97-3832 (King, J.), and (iii) David Applestein v. PCA, et al, Civil Action No. 97-4030 (Nesbitt, J.), were filed in the United States District Court for the Southern District of Florida by purported former stockholders of Physician Corporation of America ("PCA") against PCA and certain of its former directors and officers. By order entered February 13, 1998, the three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation, Civil Action No. 97-3678 (S.D. Fla.) (Middlebrooks, J.). The Reiser, Wells and Applestein complaints (a consolidated amended complaint has not yet been filed) contain the same or substantially similar allegations; namely, that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. Count I of all three complaints is premised on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and Count II on alleged violations of Section 20(a) of the 1934 Act. All three complaints seek certification of a class of stockholders who purchased shares of PCA common stock from May 1996 through March 1997, as well as money damages plus prejudgment interest in an unspecified amount, and costs and expenses including attorneys fees. The Company believes that the allegations in the above complaints are without merit and intends to pursue the defense of the consolidated action vigorously.

  Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury claims are covered by insurance from the Subsidiary and excess carriers, except punitive damages generally are not paid where claims are settled and generally are awarded only where a court determines there has been a willful act or omission to act.

  Management does not believe that any pending legal actions will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are names and ages of all of the current executive officers of the Company as of February 27, 1998, their positions, and the date first elected an officer of the Company:

          NAME           AGE                     POSITION                      FIRST ELECTED OFFICER
          ----           ---                     --------                      ---------------------
Gregory H. Wolf.........  41 President and Chief Executive Officer                     10/95(1)
Victor M. Agruso........  38 Vice President--Organization Development and              08/97(2)
                              Corporate Relations
David R. Astar..........  45 Vice President--Customer Service                          09/96(3)
Kenneth J. Fasola.......  38 Vice President--Sales and Marketing                       05/96(4)
Arthur P. Hipwell.......  49 Senior Vice President and General Counsel                 08/90(5)
Michael B. McCallister..  45 Senior Vice President--Health System Management           09/89(6)
James E. Murray.........  44 Vice President and Chief Financial Officer                08/90(7)
David R. Nelson.........  43 Vice President and Chief Actuary                          09/96(8)
Bruce D. Perkins........  43 Senior Vice President--National Contracting               09/94(9)
Jerry D. Reeves, M.D....  53 Senior Vice President and Chief Medical Officer           01/97(10)
Kirk E. Rothrock........  39 Vice President--Specialty Products and Businesses         05/96(11)
George W. Vieth, Jr.....  42 Vice President--Strategy and Systems Development          12/95(12)

--------

 (1) Mr. Wolf currently serves as President, Chief Executive Officer and Director of the Company having been elected to this position December 1997. Mr. Wolf previously served as President and Chief Operating Officer from September 1996 until December 1997 and served as Chief Operating Officer of the Company since July 1996. Mr. Wolf was initially elected an officer of the Company at the time of the acquisition of EMPHESYS in 1995. Mr. Wolf had been President and Chief Operating Officer of EMPHESYS (now a wholly-owned subsidiary of the Company) since November 1994. Mr. Wolf was named Executive Vice President for Employers Health Insurance Company ("EHIC") (a wholly-owned subsidiary of EMPHESYS) in 1993 and was named Senior Vice President for EHIC in 1990 for Marketing, Sales and Business Development.

 (2) Mr. Agruso was elected to the above position in August 1997. Before joining the Company, Mr. Agruso was Global Director--Footwear Human Resources at Nike, Inc. in Portland, Oregon in 1997. From the spring of 1995 until the fall of 1996, Mr. Agruso was Vice President--People Services at Secura Insurance Companies in Appleton, Wisconsin. In 1995 and 1996, he also performed consulting services for various clients. Prior to that, he was Director of Organization and Human Resource Development at Hallmark Cards, Inc. in Kansas City, Missouri from 1992 through April 1995.

 (3) Mr. Astar currently serves as Vice President--Customer Service and was elected to this position in September 1996. Prior to that, Mr. Astar was Vice President of Customer Service of EHIC since 1990.

 (4) Mr. Fasola currently serves as Vice President--Sales and Marketing and was elected an officer of the Company in May 1996. Prior to that, Mr. Fasola was Vice President and National Sales Manager of EHIC since 1989.

 (5) Mr. Hipwell was initially elected an officer of the Company in 1990 and previously served in this same capacity from July 1992, until the spinoff of Galen Health Care Inc. ("Galen"), when he became Senior Vice President and General Counsel of Galen. Mr. Hipwell returned to the Company in January 1994 and was named Senior Vice President and General Counsel of the Company in June 1994.

 (6) Mr. McCallister currently serves as Senior Vice President--Health System Management and was elected to this position January 1998. Prior to that, Mr. McCallister served as Division I President from July 1996 to January 1998. Mr. McCallister joined the Company in June 1974 as a Financial Specialist and has served in several positions throughout the Company.

 (7) Mr. Murray currently serves as Vice President and Chief Financial Officer and was elected to this position January 1997. Prior to that, Mr. Murray served as Vice President--Finance from August 1990 to January 1997. Mr. Murray joined the Company as Controller in October 1989.

 (8) Mr. Nelson was elected to the above position in September 1996. Prior to that, Mr. Nelson was Vice President and Chief Actuary of EHIC since 1992.

 (9) Mr. Perkins currently serves as Senior Vice President--National Contracting and was elected to this position January 1998. Prior to that, Mr. Perkins served as Senior Vice President--Provider Affairs and Reengineering from August 1996 to January 1998. He served as President of the South/West Division from May 1996 to August 1996 and Vice President-- Region II from August 1994 to May 1996. Mr. Perkins joined the Company in May 1978.

(10) Dr. Reeves, a pediatric oncologist, joined the Company in January 1997 in the above position. Prior to that, Dr. Reeves was Senior Vice President-- Health Care Operations and Chief Medical Officer at Sierra Health Services, Inc. in Las Vegas, Nevada. Dr. Reeves was employed by Sierra for eight years.

(11) Mr. Rothrock was elected to the above position in May 1996. Prior to that, Mr. Rothrock served in a similar capacity as Vice President for EHIC since 1993 and as an Assistant Vice President since 1991.

(12) Mr. Vieth currently serves as Vice President--Strategy and Systems Development and was elected to this position in January 1998. Prior to that, Mr. Vieth served as Vice President--Development and Planning beginning in December 1995. Mr. Vieth joined the Company in November 1992 as Director of Development and Planning. Before joining the Company, Mr. Vieth was Vice President and General Counsel of Glenmore Distilleries in Louisville, Kentucky since 1989.

  Executive officers are elected annually by the Company's Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

                                    PART II

  Certain information for Items 5 through 8 of this report, which appears in the 1997 Annual Report to Stockholders as indicated on the following table, is incorporated by reference herein in this report and filed as an exhibit hereto:

                                                                 ANNUAL REPORT
                                                                TO STOCKHOLDERS
                                                                     PAGE
                                                                ---------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...................................         47
     As of December 31, 1997, there were approximately 9,500
      Company stockholders.
ITEM 6.  SELECTED FINANCIAL DATA...............................         21
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................      22-29
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Consolidated financial statements.........................      30-43
     Report of independent accountants.........................         44
     Quarterly financial information (unaudited)...............         45
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item other than the information set forth in Part I under the Section entitled "EXECUTIVE OFFICERS OF THE COMPANY," is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 1998, appearing under the caption "ELECTION OF DIRECTORS OF THE COMPANY FOR 1998" of such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 1998, appearing under the caption "EXECUTIVE COMPENSATION OF THE COMPANY" of such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 1998, appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMPANY COMMON STOCK" of such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 1998, appearing under the caption "CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement.

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

      Consolidated Schedules as of and for the years ended December 31, 1997, 1996 and 1995:

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

        3(b)  By-laws, as amended filed herewith.
        4(a)  Form of Amended and Restated Rights Agreement dated February 14,
              1996, between Humana Inc. and Mid-America Bank of Louisville and
              Trust Company. Exhibit 1.3 to the Registration Statement (File
              No. 1-5975) on Form 8-A/A dated February 14, 1996, is incorporated by reference herein.
         (b) There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described in Note 6 of Notes to Consolidated Financial Statements in the Company's 1997 Annual
              Report to Stockholders. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
       10(a)* 1981 Non-Qualified Stock Option Plan, as amended. Exhibit 10(c) to the Company's Form SE filed on November 25, 1987, is incorporated by reference herein.
         (b)* Amendment No. 2 to the 1981 Non-Qualified Stock Option Plan, as amended. Annex A to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
         (c)* 1989 Stock Option Plan for Employees. Exhibit A to the Company's
              Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.
         (d)* Amendment No. 1 to the 1989 Stock Option Plan for Employees.
              Annex B to the Company's Proxy Statement covering the Annual
              Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
         (e)* Amendment No. 2 to the 1989 Stock Option Plan for Employees.
              Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
         (f)* 1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company's Proxy Statement covering the Annual Meeting of
              Stockholders held on January 11, 1990, is incorporated by reference herein.
         (g)* Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee
              Directors. Annex C to the Company's Proxy Statement covering the
              Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
         (h)* Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee
              Directors. Exhibit 10(h) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
         (i)* 1996 Stock Incentive Plan for Employees. Annex A to the Company's
              Proxy Statement covering the Annual Meeting of Stockholders held on May 9, 1996, is incorporated by reference herein.
         (j)* Executive Management Incentive Compensation Plan--Group A,
              Corporate. Exhibit C to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on May 26, 1994, is incorporated by reference herein.
         (k)* Humana Inc. 1997 Management Incentive Plan for Executive
              Management. Annex A to the Company's Proxy Statement covering the
              Annual Meeting of Stockholders held on May 8, 1997, is incorporated by reference herein.
         (l)* Humana Inc. 1997 Management Incentive Plan for Employees. Exhibit
              10 to the Company's Form 10-Q for the quarter ended March 31, 1997, is incorporated by reference herein.

--------
* Exhibits 10(a) through and including 10(u) are compensatory plans or management contracts.

       10(m)* Restated agreement providing for termination benefits in the event of a change of control, filed herewith.
         (n)* Humana Inc. 1998 Management Incentive Compensation Plan, filed herewith.
         (o)* Employment Agreement--Gregory H. Wolf, dated December 1, 1997, filed herewith.
         (p)* Humana Officers' Target Retirement Plan, as amended, filed herewith.
         (q)* Form Letter Agreement concerning Humana Officers' Target
              Retirement Plan dated June 18, 1992, for David A. Jones. Exhibit
              10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
         (r)* Humana Thrift Excess Plan as amended. Exhibit 10(s) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994, is incorporated by reference herein.
         (s)* Humana Supplemental Executive Retirement Plan as amended. Exhibit
              10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.
         (t)* Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.
         (u)* Form of Retention Bonus Agreement between each of Gregory H. Wolf and certain other executive officers and the Company. Exhibit
              10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated by reference herein.
         (v) Indemnity Agreement. Appendix B to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.
         (w) Agreement between the Secretary of the Department of Health and Human Services and Humana Medical Plan, Inc. Exhibit 10(w) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1993, is incorporated by reference herein.
         (x)  The $1.5 Billion Credit Facility between the Company and Chase
              Manhattan Bank. Exhibit 10 to the Company's Current Report on
              Form 8-K filed on September 23, 1997, is incorporated by reference herein.
         (y) The $1.5 Billion Commercial Paper Private Placement Memorandum between the Company and Chase Securities, Inc. Exhibit 4a to the
              Company's Current Report on Form 8-K filed on September 23, 1997, is incorporated by reference herein.
         (z) The $1.5 Billion Commercial Paper Private Placement Memorandum between the Company and Merrill Lynch Money Markets, Inc. Exhibit
              4b to the Company's Current Report on Form 8-K filed on September
              23, 1997, is incorporated by reference herein.
        (aa) Assumption of Liabilities and Indemnification Agreement between the Company and Galen Health Care, Inc. ("Galen"). Exhibit 10(g) to the Company's Current Report on Form 8-K filed on March 5,
              1993, is incorporated by reference herein.
        (bb)  Agreement between the United States Department of Defense and
              Humana Military Healthcare Services, Inc., a wholly-owned subsidiary of the Company. Exhibit 10(dd) to the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated by reference herein.

--------
* Exhibits 10(a) through and including 10(u) are compensatory plans or management contracts.

        12 Statement re: Computation of Ratio of Earnings to Fixed Charges,
           filed herewith.
        13 1997 Annual Report to Stockholders, filed herewith. The Annual
           Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein.
        21 List of Subsidiaries, filed herewith.
        23 Consent of Coopers & Lybrand L.L.P., filed herewith.
        27 Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       HUMANA INC.

                                                 /s/ James E. Murray
                                       By: ------------------------------------
                                                   James E. Murray
                                               Chief Financial Officer

                                       Date: March 31, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

        SIGNATURES                       TITLE                   DATE
        ----------                       -----                   ----
/s/ James E. Murray          Chief Financial Officer        March 31, 1998
-------------------------    (Principal Accounting Officer)
    James E. Murray

/s/ David A. Jones           Chairman of the Board          March 31, 1998
-------------------------
    David A. Jones

/s/ David A. Jones, Jr.      Vice Chairman of the Board     March 31, 1998
-------------------------
    David A. Jones, Jr.

/s/ K. Frank Austen, M.D.    Director                       March 31, 1998
-------------------------
    K. Frank Austen, M.D.

/s/ Michael E. Gellert       Director                       March 31, 1998
-------------------------
     Michael E. Gellert

/s/ John R. Hall             Director                       March 31, 1998
-------------------------
    John R. Hall

/s/ Irwin Lerner             Director                       March 31, 1998
-------------------------
    Irwin Lerner

/s/ W. Ann Reynolds, Ph.D.   Director                       March 31, 1998
-------------------------
   W. Ann Reynolds, Ph.D.

/s/ Gregory H. Wolf          Director, President and        March 31, 1998
-------------------------    Chief Executive Officer
    Gregory H. Wolf

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Humana Inc.

  Our report on our audits of the consolidated financial statements of Humana Inc. dated February 10, 1998 has been incorporated by reference in this Form 10-K from page 44 of the 1997 Annual Report to Stockholders of Humana Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14(a)(2) of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
February 10, 1998

                                  HUMANA INC.

              SCHEDULE I--PARENT COMPANY FINANCIAL INFORMATION(a)
                           CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1997   1996
                             ASSETS                                ------ ------
Receivables from operating subsidiaries..........................  $  162 $  158
Other current assets.............................................      11     42
Property and equipment, net......................................     167    153
Investments in subsidiaries......................................   2,251  1,342
Other............................................................      60     61
                                                                   ------ ------
    TOTAL ASSETS.................................................  $2,651 $1,756
                                                                   ====== ======
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities..............................................  $  229 $  223
Long-term debt...................................................     889    222
Other............................................................      32     19
                                                                   ------ ------
    Total liabilities............................................   1,150    464
                                                                   ------ ------
Contingencies(b)
Preferred stock, $1 par; authorized 10,000,000 shares; none is-
 sued............................................................      --     --
Common stock, $.16 2/3 par; authorized 300,000,000 shares; issued and outstanding 164,058,225 shares--1997 and 162,681,123
 shares--1996....................................................      27     27
Other stockholders' equity.......................................   1,474  1,265
                                                                   ------ ------
    Total stockholders' equity...................................   1,501  1,292
                                                                   ------ ------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $2,651 $1,756
                                                                   ====== ======

--------
(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.
(b) In the normal course of business, the parent company indemnifies certain of its subsidiaries for health plan obligations its subsidiaries may be unable to meet.

                                  HUMANA INC.

              SCHEDULE I--PARENT COMPANY FINANCIAL INFORMATION(a)
                        CONDENSED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                           ---------------------
                                                           1997(b) 1996  1995(c)
                                                           ------- ----  -------
Revenues:
 Management fees charged to operating subsidiaries.......   $228   $170   $181
 Interest income.........................................      5      3     23
                                                            ----   ----   ----
                                                             233    173    204
                                                            ----   ----   ----
Expenses:
 Selling, general and administrative.....................    201    189    146
 Depreciation and amortization...........................     26     21     20
 Interest expense........................................     17      9     14
                                                            ----   ----   ----
                                                             244    219    180
                                                            ----   ----   ----
Income (loss) before income taxes and equity in income of
 subsidiaries............................................    (11)   (46)    24
 Income tax (expense) benefit............................      9     18     (9)
                                                            ----   ----   ----
Income (loss) before equity in income of subsidiaries....     (2)   (28)    15
 Equity in income of subsidiaries........................    175     40    175
                                                            ----   ----   ----
Net income...............................................   $173   $ 12   $190
                                                            ====   ====   ====

--------

(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

(b) Includes the operations of Health Direct, Inc., Physician Corporation of America and ChoiceCare Corporation since their dates of acquisition, February 28, 1997, September 8, 1997 and October 17, 1997, respectively.

(c) Includes the operations of EMPHESYS Financial Group, Inc. since October 11, 1995, the date of acquisition.

                                  HUMANA INC.

              SCHEDULE I--PARENT COMPANY FINANCIAL INFORMATION(a)
                      CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
Net cash provided by operating activities(b)............... $ 191  $  57  $ 186
                                                            -----  -----  -----
Cash flows from investing activities:
 Purchases of property and equipment.......................   (38)   (32)   (24)
 Purchases of marketable securities........................    (6)    (6)   (65)
 Maturities and sales of marketable securities.............     1      5    303
 Parent funding of operating subsidiaries..................  (209)   (46)   (31)
 Acquisitions of health plans..............................  (656)    --   (657)
 Other.....................................................    17     (8)   (25)
                                                            -----  -----  -----
  Net cash used in investing activities....................  (891)   (87)  (499)
                                                            -----  -----  -----
Cash flows from financing activities:
 Issuance of long-term debt................................   300     --    250
 Repayment of long-term debt...............................    --   (250)    --
 Net commercial paper borrowings...........................   367    222     --
 Other.....................................................    33     58     63
                                                            -----  -----  -----
  Net cash provided by financing activities................   700     30    313
                                                            -----  -----  -----
Change in cash and cash equivalents........................    --     --     --
Cash and cash equivalents at beginning of period...........    --     --     --
                                                            -----  -----  -----
Cash and cash equivalents at end of period................. $  --  $  --  $  --
                                                            =====  =====  =====

--------
(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.
(b) During the years ended December 31, 1997, 1996 and 1995, the Company received dividends from its operating subsidiaries totaling $146 million, $140 million and $145 million, respectively.

                                  HUMANA INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                    ADDITIONS
                         BALANCE AT CHARGED TO                        BALANCE AT
                         BEGINNING  COSTS AND  ACQUIRED DEDUCTIONS OR   END OF
                         OF PERIOD   EXPENSES  BALANCES  WRITE-OFFS     PERIOD
                         ---------- ---------- -------- ------------- ----------
Allowance for loss on
 premiums receivable:
 Year ended December 31,
  1995..................    $20        $ 4       $13         $(1)        $36
 Year ended December 31,
  1996..................     36         11        --          (9)         38
 Year ended December 31,
  1997..................     38         10         9          (9)         48