Form 10-Q
period 1998-03-31
HUMANA INC
filed 1998-05-15
CIK 49071

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

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

                      YES       X                        NO
                             -------                         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                  Outstanding at
         Class of Common Stock                    April 30, 1998
         ---------------------                    --------------
           $.16 2/3 par value                   166,447,494 shares

                                   1 of 17


                                  Humana Inc.
                                   Form 10-Q
                                March 31, 1998


                                                               Page of
                                                               Form 10-Q
                                                               ---------

Part I:  Financial Information
------------------------------

Item 1.Financial Statements

       Condensed Consolidated Statements of Income for
       the quarters ended March 31, 1998 and 1997                  3

       Condensed Consolidated Balance Sheets at March 31, 1998
       and December 31, 1997                                       4

       Condensed Consolidated Statements of Cash Flows for the
       quarters ended March 31, 1998 and 1997                      5

       Notes to Condensed Consolidated Financial Statements      6-9

Item 2.Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 10-15


Part II:  Other Information
---------------------------

Items 1 to 6                                                   16-17


Exhibits
--------

Ratio of Earnings to Fixed Charges
Financial Data Schedule - Three Months Ended March 31, 1998
Restated Financial Data Schedule - Twelve Months Ended December 31, 1995

                                  Humana Inc.
                Condensed Consolidated Statements of Income
              For the quarters ended March 31, 1998 and 1997
                                   Unaudited
             (Dollars in millions, except per share results)


                                                      1998               1997
                                                      ----               ----
Revenues:
   Premiums                                       $  2,352           $  1,803
   Interest and other income                            50                 29
                                                  --------           --------
      Total revenues                                 2,402              1,832
                                                  --------           --------
Operating expenses:
   Medical expenses                                  1,955              1,484
   Selling, general and administrative                 324                261
   Depreciation and amortization                        32                 24
                                                  --------           --------
      Total operating expenses                       2,311              1,769
                                                  --------           --------
Income from operations                                  91                 63
   Interest expense                                     12                  3
                                                  --------           --------
Income before income taxes                              79                 60
   Provision for income taxes                           29                 21
                                                  --------           --------
Net income                                        $     50           $     39
                                                  ========           ========
Earnings per common share                         $    .30           $    .24
                                                  ========           ========
Earnings per common share - assuming dilution     $    .30           $    .24
                                                  ========           ========

                           See accompanying notes.

                                  Humana Inc.
                   Condensed Consolidated Balance Sheets
                                  Unaudited
              (Dollars in millions, except per share amounts)

                                                      March 31,   December 31,
                                                       1998           1997
                                                      ---------   ------------
Assets
Current assets:
   Cash and cash equivalents                          $    352       $    627
   Marketable securities                                 1,427          1,507
   Premiums receivable, less allowance for
   doubtful accounts
   $47 - March 31, 1998 and $48 - December 31, 1997        325            351
   Other                                                   317            265
                                                      --------       --------
      Total current assets                               2,421          2,750
Long-term marketable securities                            463            512
Property and equipment, net                                421            420
Cost in excess of net assets acquired                    1,217          1,224
Other                                                      524            512
                                                      --------       --------
         Total assets                                 $  5,046       $  5,418
                                                      ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
   Medical and other expenses payable                 $  1,427       $  1,478
   Trade accounts payable and accrued expenses             438            471
   Unearned premium revenues                                43            304
   Income taxes payable                                     27             10
                                                      --------       --------
      Total current liabilities                          1,935          2,263
Long-term medical and other expenses payable               515            597
Long-term debt                                             847            889
Professional liability and other obligations               161            168
                                                      --------       --------
      Total liabilities                                  3,458          3,917
                                                      --------       --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par; authorized 10,000,000
      shares; none issued
   Common stock, $.16 2/3 par; authorized
      300,000,000 shares; issued and outstanding
      166,094,981 shares - March 31, 1998 and
      164,058,225 shares - December 31, 1997                28             27
   Other                                                 1,560          1,474
                                                      --------       --------
      Total stockholders' equity                         1,588          1,501
                                                      --------       --------
         Total liabilities and stockholders' equity   $  5,046       $  5,418
                                                      ========       ========

                            See accompanying notes.

                                  Humana Inc.
              Condensed Consolidated Statements of Cash Flows
              For the quarters ended March 31, 1998 and 1997
                                   Unaudited
                             (Dollars in millions)


                                                          1998           1997
                                                          ----           ----
Net cash flows from operating activities              $   (310)      $     64
                                                      --------       --------

Cash flows from investing activities:
   Purchases of marketable securities                     (198)          (113)
   Maturities and sales of marketable securities           271            121
   Other                                                   (19)           (32)
      Net cash provided by (used in) investing        --------       --------
      activities                                            54            (24)
                                                      --------       --------

Cash flows from financing activities:
   Repayment of line of credit                            (300)
   Net commercial paper borrowings                         258            (22)
   Other                                                    23              1
                                                      --------       --------
      Net cash used in financing activities                (19)           (21)
                                                      --------       --------
(Decrease) increase in cash and cash equivalents          (275)            19
Cash and cash equivalents at beginning of period           627            322
                                                      --------       --------
Cash and cash equivalents at end of period            $    352       $    341
                                                      ========       ========

Interest payments                                     $     11       $      2

Income tax refunds, net                                              $     35


                         See accompanying notes.

                                 Humana Inc.
         Notes To Condensed Consolidated Financial Statements
                                  Unaudited

(A)  Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Form 10-K of Humana Inc. (the "Company") for the year ended December 31, 1997.

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

(B)  Contingencies

The Company's Medicare risk contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. In 1997, Congress passed legislation which revised the structure of and reimbursement for private health plan options for Medicare enrollees. Management is unable to predict the impact the modification of federal reimbursement will have on the Company's financial position, results of operations or cash flows. The Company also maintains annual contracts with various states and a two-year contract with the Commonwealth of Puerto Rico, expiring March 31, 1999, to provide health care to Medicaid-eligible individuals. Additionally, the Company's contract with the United States Department of Defense to administer the TRICARE program is a one-year contract renewable annually for up to three additional years. The loss of these contracts or significant changes in these programs as a result of administrative or legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company.

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

                                  Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                   Unaudited

(C)  Earnings Per Common Share

The Financial Accounting Standards Board ("FASB") issued Statement of
Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which specifies the computation, presentation and disclosure requirements for earnings per share effective for periods ending after December 15, 1997.
In accordance with SFAS No. 128, earnings per share data for the quarter ended
March 31, 1997 have been restated.

Detail supporting the computation of earnings per common share and earnings per common share-assuming dilution follows:

Dollars in millions, except per share results
-----------------------------------------------------------------------------
                                                                    Per Share
Quarter Ended March 31, 1998           Net Income      Shares         Results
-----------------------------------------------------------------------------
Earnings per common share              $       50    164,857,526    $     .30
Effect of dilutive stock options                       2,331,930
Earnings per common share
   - assuming dilution                 $       50    167,189,456    $     .30
-----------------------------------------------------------------------------
Quarter Ended March 31, 1997
-----------------------------------------------------------------------------
Earnings per common share              $       39    162,800,973    $     .24
Effect of dilutive stock options                       2,215,829
Earnings per common share
   - assuming dilution                 $       39    165,016,802    $     .24
-----------------------------------------------------------------------------
Options to purchase 2,015,160 and 3,126,531 shares for the quarters ended
March 31, 1998 and 1997, respectively, were not included in the computation of earnings per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.


(D)  Long-Term Debt

The Company repaid the outstanding balance under its five-year revolving credit agreement ("Credit Agreement") during the quarter ended March 31, 1998, using funds obtained through its commercial paper program. As a result, borrowings under the commercial paper program, which is backed by the Credit Agreement, totaled approximately $847 million at March 31, 1998, with an average interest rate during the quarter of 5.8 percent.

Borrowings under both the Credit Agreement and commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

                                  Humana Inc.
     Notes To Condensed Consolidated Financial Statements, continued
                                   Unaudited

(E)  Acquisitions and Dispositions

On February 28, 1997, the Company acquired Health Direct, Inc.
("Health Direct") from Advocate Health Care for $23 million in cash.
This transaction, which was recorded using the purchase method of accounting, added approximately 50,000 medical members to the Company's Chicago, Illinois, membership.

On September 8, 1997, the Company acquired Physician Corporation of America ("PCA") for total consideration of $411 million in cash, consisting primarily of $7 per share for PCA's outstanding common stock and the assumption of $121 million in debt. The purchase was funded with borrowings under the Company's commercial paper program. PCA serves approximately 1.1 million medical members and provides comprehensive health services through its HMOs in Florida, Texas and Puerto Rico. In addition, PCA provides workers' compensation third-party administrative management services. Prior to November 1996, PCA also was a direct writer of workers' compensation insurance in Florida. Long-term medical and other expenses payable in the accompanying consolidated balance sheets includes the long-term portion of workers' compensation liabilities related to this business. This transaction was recorded using the purchase method of accounting.

On October 17, 1997, the Company acquired ChoiceCare Corporation
("ChoiceCare") for approximately $250 million in cash. The purchase was funded with borrowings under the Company's commercial paper program. ChoiceCare provides health services products to approximately 250,000 medical members in the Greater Cincinnati, Ohio, area. This transaction was recorded using the purchase method of accounting.

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

(F)  Adoption of New Generally Accepted Accounting Principles

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS No. 130"), issued by the FASB in June 1997. Comprehensive income is defined therein as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income totaled $51 million and $30 million for the quarters ended March 31, 1998 and 1997, respectively, and was comprised of net income and unrealized investment gains and losses.

                                  Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                   Unaudited

In addition, effective January 1, 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued by the AICPA's Accounting Standards Executive Committee in March 1998. SOP 98-1 specifies the costs to be capitalized in connection with obtaining or developing computer software to be used solely to meet the Company's internal needs. The adoption of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

                                  Humana Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, renewal of the Company's Medicare risk contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program, renewal of the Company's Medicaid contracts with various state governments and the Commonwealth of Puerto Rico, and the effects of other general business conditions, including but not limited to, the Company's ability to integrate its acquisitions, the Company's ability to appropriately address the "Year 2000" computer system issue, government regulation, competition, premium rate changes, retrospective premium adjustments relating to federal government contracts, medical cost trends, changes in Commercial and Medicare risk membership, capital requirements, the ability of health care providers to assume financial risk, general economic conditions and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction
------------

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

The Company's HMO and PPO products are marketed primarily to employers and other groups ("Commercial") as well as Medicare- and Medicaid-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). The Medicare risk product provides managed care services that include all Medicare benefits and, in certain circumstances, additional managed care services. The Company also maintains annual contracts with various states and a two-year contract with the Commonwealth of Puerto Rico, expiring March 31, 1999, to provide health care to Medicaid-eligible individuals. The Company also offers

                                 Humana Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

administrative services ("ASO") to employers who self-insure their employee health plans. In total, the Company's products are licensed in 47 states, the District of Columbia and Puerto Rico, with approximately 22 percent of its membership in the state of Florida.

The Company is in the second year of its managed care support contract with the United States Department of Defense to administer the TRICARE program. Under the TRICARE contract, which is renewable annually for up to three additional years, the Company provides managed care services to the beneficiaries of active military personnel and retired military personnel and their beneficiaries located in the southeastern United States.

Comparison of Results of Operations
-----------------------------------

Income before income taxes totaled $79 million for the quarter ended
March 31, 1998 (the "1998 quarter"), compared to $60 million for the quarter ended March 31, 1997 (the "1997 quarter"). Net income was $50 million or $.30 per diluted share in the 1998 quarter, compared to $39 million or $.24 per diluted share in the 1997 quarter. This earnings increase was primarily a result of growth in the Company's Medicare risk membership, continuing administrative cost reductions and the 1997 acquisitions of Physician Corporation of America ("PCA") and ChoiceCare Corporation ("ChoiceCare"). These favorable items were partially offset by the effects of increased Medicare risk hospital utilization and increased pharmacy costs system wide.

The Company's premium revenues increased 30 percent to $2.4 billion for the 1998 quarter, compared to $1.8 billion for the same period in 1997. The premium revenue increase was primarily attributable to the combined $423 million of premium revenue from PCA and ChoiceCare, same-plan Medicare risk membership growth and increased Commercial premium yields. Same-plan Commercial premium yields increased a net 4.5 percent for the 1998 quarter and are expected to increase approximately 5 to 6 percent throughout the remainder of 1998. While the Company's Medicare risk statutory premium rate increased by slightly less than 2 percent, the changing geographical mix of the Company's Medicare risk membership resulted in a 1 percent decline in the Medicare risk premium yield during the 1998 quarter, and is expected to result in a relatively flat premium yield for all of 1998.

Reflecting the effects of a continued premium pricing discipline intended to maintain adequate profitability, the Company's same-plan fully insured Commercial membership declined 15,500 members, or less than 1 percent, during the 1998 quarter, compared to a decline of 113,400 for the same period in 1997. Offsetting this modest decline, Commercial same-plan ASO membership increased 40,700 during the 1998 quarter. The Company's same-plan Medicare risk membership increased 12,700 during the 1998 quarter, compared to a same-plan increase of 15,100 members for the same period in 1997. This growth in Medicare risk membership reflects enrollment gains in both the Company's newer and base Medicare risk markets.

                                 Humana Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition to these same-plan membership results, PCA and ChoiceCare membership totaled 646,000 Commercial members, 598,000 Medicaid members, 59,000 Medicare risk members and 51,000 ASO members. Same-plan membership results also exclude the sale of the Washington, D.C. health plan and the Company's Alabama operations. At March 31, 1998, the Company's medical membership totaled over 6.2 million. Management expects same-plan Commercial membership to increase at a low to mid single digit rate during 1998, while Medicare risk membership is expected to increase approximately 20 percent.

The Company also experienced membership increases in its specialty product lines during the 1998 quarter of 207,200, or 8 percent. As a result, at March 31, 1998, the Company's specialty membership totaled over 2.6 million.

The Company's medical expense ratio for the 1998 quarter was 83.1 percent, increasing from 82.3 percent for the same period in 1997 as a result of the PCA and ChoiceCare acquisitions. Excluding the effect of these acquisitions, the Company's medical expense ratio increased slightly to 82.4 percent. This increase resulted from increased pharmacy cost trends system wide and higher Medicare risk days per thousand, reflecting the impact of increased influenza-related admissions. These medical cost increases were partially offset by a modest improvement in Commercial days per thousand trends.

During the 1998 quarter, the Company's administrative cost ratio improved to
15.2 percent from 15.8 percent in the 1997 quarter. This year-over-year improvement in the administrative cost ratio reflects the impacts of the PCA and ChoiceCare acquisitions and the Company's efforts to rationalize staffing levels and streamline the organizational structure. Continued improvement is expected in the administrative cost ratio throughout 1998.

Interest income totaled $41 million and $26 million for the 1998 and 1997 quarters, respectively. The increase is primarily attributable to a larger investment portfolio resulting from the addition of PCA and ChoiceCare. The tax equivalent yield on invested assets approximated 8.5 percent and 8 percent for the 1998 and 1997 quarters, respectively.

Liquidity
---------

During the 1998 quarter, $310 million was used in the Company's operating activities, compared to $64 million being provided by operations in the 1997 quarter. This net cash used in operations during the 1998 quarter can be attributed in large part to the timing of receipt of unearned premium payments from the Health Care Financing Administration ("HCFA") ($235 million), the paydown of claims of acquired companies ($80 million) and the payment of certain general and administrative accruals, including pension and other compensation-related obligations ($25 million).

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

The Company maintains a five-year revolving credit agreement
("Credit Agreement") which provides a line of credit of up to $1.5 billion. Principal amounts outstanding under the Credit Agreement bear interest at rates ranging from LIBOR plus 12 basis points to LIBOR plus 30 basis points, depending on the ratio of debt to debt plus net worth. The Credit Agreement, under which there were no outstanding borrowings at March 31, 1998, contains customary covenants and events of default.

The Company also maintains a commercial paper program and issues debt securities thereunder. At March 31, 1998, borrowings under the commercial paper program totaled approximately $847 million, with an average interest rate during the quarter of 5.8 percent. The commercial paper program is backed by the Credit Agreement. Borrowings under both the Credit Agreement and commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

Management believes that existing working capital, future operating cash flows and funds available under the existing revolving Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to pursue strategic acquisition and expansion opportunities, as well as fund capital requirements.

Capital Resources
-----------------

The Company's ongoing capital expenditures relate primarily to administrative facilities and related information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Excluding acquisitions, planned capital spending in 1998 will approximate $70 to $80 million for the expansion and improvement of such items.

Impact of the Year 2000 Issue
-----------------------------

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

                                 Humana Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Quarterly Membership
                                                1998                  1997
                                                ----                  ----
Commercial members at:
   March 31                                   3,249,600             2,577,800
   June 30                                                          2,577,600
   September 30                                                     3,056,400
   December 31                                                      3,258,600

Medicare risk members at:
   March 31                                     495,800               374,200
   June 30                                                            389,600
   September 30                                                       462,400
   December 31                                                        480,800

TRICARE eligible members at:
   March 31                                   1,103,500             1,103,100
   June 30                                                          1,107,300
   September 30                                                     1,107,300
   December 31                                                      1,112,200

Medicaid members at:
   March 31                                     632,200                53,200
   June 30                                                             51,000
   September 30                                                       638,400
   December 31                                                        635,200

Medicare supplement members at:
   March 31                                      64,600                93,500
   June 30                                                             74,600
   September 30                                                        71,200
   December 31                                                         68,800

Administrative services members at:
   March 31                                     682,200               566,300
   June 30                                                            555,000
   September 30                                                       584,500
   December 31                                                        651,200

Total medical members at:
   March 31                                   6,227,900             4,768,100
   June 30                                                          4,755,100
   September 30                                                     5,920,200
   December 31                                                      6,206,800

Specialty members at:
   March 31                                   2,647,800             2,172,900
   June 30                                                          2,127,200
   September 30                                                     2,358,200
   December 31                                                      2,440,600

                                  Humana Inc.
                        Part II:  Other Information

Item 1:  Legal Proceedings
         -----------------

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

Items 2 - 5:

     None.

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits:

          Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.

          Exhibit 27 - Financial Data Schedule for Three Months Ended March 31, 1998.

          Exhibit 27.1995 - Restated Financial Data Schedule for Twelve Months Ended December 31, 1995.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HUMANA INC.


   Date:      May 15, 1998        /s/ James E. Murray
              ------------        -------------------
                                      James E. Murray
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


   Date:      May 15, 1998        /s/ Arthur P. Hipwell
              ------------        ---------------------
                                      Arthur P. Hipwell
                                      Senior Vice President and
                                      General Counsel

