Form 10-Q
period 1998-06-30
HUMANA INC
filed 1998-08-14
CIK 49071

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION
                             13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

                                                      Outstanding at
       Class of Common Stock                           July 31, 1998

        $.16 2/3 par value                          166,946,570 shares

                                   1 of 22


                                 Humana Inc.
                                  Form 10-Q
                                June 30, 1998

                                                                    Page of
                                                                   Form 10-Q

Part I:  Financial Information

Item 1.   Financial Statements

     Condensed Consolidated Statements of Income for
     the quarters and six months ended June 30, 1998 and 1997          3

     Condensed Consolidated Balance Sheets at June 30, 1998
     and December 31, 1997                                             4

     Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 1998 and 1997                           5

     Notes to Condensed Consolidated Financial Statements             6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        10-18


Part II:  Other Information

Items 1 to 6                                                         19-22


Exhibits

Ratio of Earnings to Fixed Charges

Financial Data Schedules

                                 Humana Inc.
               Condensed Consolidated Statements of Income
        For the quarters and six months ended June 30, 1998 and 1997
                                  Unaudited
               (Dollars in millions, except per share results)

                                       Quarter                 Six Months

                                   1998        1997         1998         1997

Revenues:
  Premiums                      $ 2,397     $ 1,805       $ 4,749     $ 3,608
  Investment and other income        49          31            99          60

    Total revenues                2,446       1,836         4,848       3,668

Operating expenses:
  Medical expenses                1,995       1,487         3,950       2,971
  Selling, general and
    administrative                  326         258           650         519
  Depreciation and amortization      33          25            65          49

    Total operating expenses      2,354       1,770         4,665       3,539


Income from operations               92          66           183         129

  Interest expense                   10           1            22           4


Income before income taxes           82          65           161         125

  Provision for income taxes         30          23            59          44


Net income                      $    52     $    42       $   102     $    81


Earnings per common share       $   .31     $   .26       $   .61     $   .50


Earnings per common share -
  assuming dilution             $   .31     $   .25       $   .61     $   .49


                           See accompanying notes.

                                 Humana Inc.
                    Condensed Consolidated Balance Sheets
                                  Unaudited
               (Dollars in millions, except per share amounts)

                                                    June 30,      December 31,
                                                      1998            1997


Assets
Current assets:
  Cash and cash equivalents                          $   310           $   627
  Marketable securities                                1,493             1,507
  Premiums receivable, less allowance
    for doubtful accounts $52 - June 30, 1998
    and $48 - December 31, 1997                          423               351
  Other                                                  264               265
     Total current assets                              2,490             2,750
Long-term marketable securities                          379               512
Property and equipment, net                              445               420
Cost in excess of net assets acquired                  1,209             1,224
Other                                                    519               512

            Total assets                             $ 5,042           $ 5,418


Liabilities and Stockholders' Equity
Current liabilities:
  Medical and other expenses payable                 $ 1,374           $ 1,478
  Trade accounts payable and accrued expenses            449               471
  Unearned premium revenues                               61               304
  Income taxes payable                                     5                10

      Total current liabilities                        1,889             2,263

Long-term medical and other expenses payable             493               597
Long-term debt                                           922               889
Professional liability and other obligations              90               168

      Total liabilities                                3,394             3,917

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1 par; authorized 10,000,000
    shares; none issued
  Common stock, $.16 2/3 par; authorized
    300,000,000 shares; issued and outstanding
    166,883,580 shares - June 30, 1998 and
    164,058,225 shares - December 31, 1997                28                27
  Other                                                1,620             1,474
      Total stockholders' equity                       1,648             1,501
        Total liabilities and stockholders'equity    $ 5,042           $ 5,418

                            See accompanying notes.

                                 Humana Inc.
              Condensed Consolidated Statements of Cash Flows
              For the six months ended June 30, 1998 and 1997
                                  Unaudited
                           (Dollars in millions)


                                                             1998         1997

Net cash flows from operating activities                   $ (424)     $   15

Cash flows from investing activities:
  Purchases of marketable securities                         (550)       (250)
  Maturities and sales of marketable securities               686         233
  Other                                                       (93)        (48)

    Net cash provided by (used in) investing activities        43         (65)

Cash flows from financing activities:
  Repayment of line of credit                                (300)
  Net commercial paper borrowings (repayments)                333        (223)
  Other                                                        31           6

    Net cash provided by (used in) financing activities        64        (217)

Decrease in cash and cash equivalents                        (317)       (267)
Cash and cash equivalents at beginning of period              627         322

Cash and cash equivalents at end of period                 $  310      $   55

Interest payments                                          $   23      $    2

Income tax payments (refunds), net                         $   46      $   (4)



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

(B)  Contingencies

The Company's Medicare risk contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. In 1997, Congress passed legislation which revised the structure of and reimbursement for private health plan options for Medicare enrollees. Management is unable to predict the impact the modification of federal reimbursement will have on the Company's financial position, results of operations or cash flows. The Company also maintains annual contracts with various states and a two-year contract with the Commonwealth of Puerto Rico, scheduled to expire March 31, 1999, to provide health care to Medicaid-eligible individuals. Additionally, the Company's contract with the United States Department of Defense to administer the TRICARE program is a one-year contract renewable annually for up to two additional years. The loss of these contracts or significant changes in these programs as a result of administrative or legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company.

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

                                 Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                  Unaudited

(C)  Earnings Per Common Share

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which specifies the computation, presentation and disclosure requirements for earnings per share effective for periods ending after December 15, 1997. In accordance with SFAS No. 128, earnings per share data for the quarter and six months ended June 30, 1997 have been restated.

Detail supporting the computation of earnings per common share and earnings per common share-assuming dilution follows:

Dollars in millions, except per share results

                                                                       Per Share
Quarter Ended June 30, 1998        Net Income          Shares          Results

Earnings per common share               $  52     166,600,047            $ .31
Effect of dilutive stock options                    2,517,847
Earnings per common share
  - assuming dilution                   $  52     169,117,894            $ .31

Quarter Ended June 30, 1997

Earnings per common share               $  42     163,158,148            $ .26
Effect of dilutive stock options                    2,610,674
Earnings per common share
  - assuming dilution                   $  42     165,768,822            $ .25

Six Months Ended June 30, 1998

Earnings per common share               $ 102     165,728,787            $ .61
Effect of dilutive stock options                    2,424,889
Earnings per common share
  - assuming dilution                   $ 102     168,153,676            $ .61

Six Months Ended June 30, 1997

Earnings per common share               $  81     162,979,561            $ .50
Effect of dilutive stock options                    2,413,251
Earnings per common share
  - assuming dilution                   $  81     165,392,812            $ .49

For the quarter ended June 30, 1998, all outstanding options to purchase common shares were included in the computation of earnings per common share-assuming dilution because the average market price of the common shares exceeded the options' exercise prices. For the quarter ended June 30, 1997, options to purchase 2,931,697 shares (1,007,580 and 3,029,114 for the six months ended June 30, 1998 and 1997, respectively) were not included in the computation because the options' exercise prices were greater than the average market price of the common shares during the respective periods.

                                 Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                  Unaudited

(D)  Long-Term Debt

The Company repaid the outstanding balance under its five-year revolving credit agreement ("Credit Agreement") during the quarter ended March 31, 1998, using funds obtained through its commercial paper program. As a result, borrowings under the commercial paper program, which is backed by the Credit Agreement, totaled approximately $922 million at June 30, 1998, with an average interest rate during both the quarter and six months then ended of 5.8 percent.

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

On September 8, 1997, the Company acquired Physician Corporation of America ("PCA") for total consideration of $411 million in cash, consisting primarily of $7 per share for PCA's outstanding common stock and the assumption of $121 million in debt. The purchase was funded with borrowings under the Company's commercial paper program. PCA served approximately 1.1 million medical members and provided comprehensive health services through its HMOs in Florida, Texas and Puerto Rico. In addition, PCA provided workers' compensation third-party administrative management services. Prior to November 1996, PCA also was a direct writer of workers' compensation insurance in Florida. Long-term medical and other expenses payable in the accompanying consolidated balance sheets includes the long-term portion of workers' compensation liabilities related to this business. This transaction was recorded using the purchase method of accounting.

On October 17, 1997, the Company acquired ChoiceCare Corporation
("ChoiceCare") for approximately $250 million in cash. The purchase was funded with borrowings under the Company's commercial paper program. ChoiceCare provided health services products to approximately 250,000 medical members in the Greater Cincinnati, Ohio, area. This transaction was recorded using the purchase method of accounting.

On January 31, 1997, the Company completed the sale of its Washington, D.C., health plan to Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc. Effective April 1, 1997, the Company also completed the sale of its Alabama operations, exclusive of its small group business and Alabama TRICARE operations, to PrimeHealth of Alabama, Inc. On October 31, 1997, the

                                 Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                  Unaudited

Company also sold The Lexington Hospital in Lexington, Kentucky, to Jewish Hospital Healthcare Services, Inc. These sale transactions did not have a material impact on the Company's financial position, results of operations or cash flows.

(F)  Adoption of New Generally Accepted Accounting Principles

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS No. 130"), issued by the FASB in June 1997. Comprehensive income is defined therein as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income, comprised of net income and unrealized investment gains and losses, totaled $46 million and $52 million for the quarters ended
June 30, 1998 and 1997, respectively ($97 million and $82 million for the six months ended June 30, 1998 and 1997, respectively).

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

(G)  Subsequent Events

On August 10, 1998, the Company and United HealthCare Corporation ("United") announced their mutual agreement to terminate the previously announced Agreement and Plan of Merger among the two companies and a subsidiary of United (the "Merger Agreement"). The Merger Agreement, dated as of May 27, 1998, provided that United would exchange one share of United Common Stock for every two shares of the Company's outstanding Common Stock in a tax-free transaction to have been accounted for as a pooling of interests. In conjunction with the Merger Agreement, the parties, as of May 27, 1998, also entered into a Stock Option Agreement whereby United, under certain circumstances, would have the right to purchase up to 19.9 percent of the Company's outstanding Common Stock. The Stock Option Agreement was mutually terminated along with the Merger Agreement.

In light of the termination of the planned merger with United, the Company intends to conduct a strategic evaluation of its current markets and product offerings. Such evaluation will include assessing the anticipated impact of the competitive and cost environments in which the Company operates. As a result of this strategic evaluation, the Company believes there is a possibility of its recording a related charge for the 1998 third quarter. Management believes that if, after its evaluation, such a charge is taken, it will not have a material adverse effect on the Company's financial position, future results of ongoing operations or cash flows.

                                 Humana Inc.
    Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, renewal of the Company's Medicare risk contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program, renewal of the Company's Medicaid contracts with various state governments and the Commonwealth of Puerto Rico. Such factors also include the effects of other general business conditions, including but not limited to, the Company's ability to integrate its acquisitions, the Company's ability to appropriately address the "Year 2000" computer system issue, government regulation, competition, premium rate and yield changes, retrospective premium adjustments relating to federal government contracts, medical cost trends, changes in Commercial and Medicare risk membership, capital requirements, the ability of health care providers (including physician practice management companies), to assume financial risk, general economic conditions and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance.

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

The Company's HMO and PPO products are marketed primarily to employers and other groups ("Commercial") as well as Medicare- and Medicaid-eligible individuals. The products marketed to Medicare-eligible individuals are either HMO products ("Medicare risk") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). The Medicare risk product provides managed care services that include all Medicare benefits and, in certain circumstances, additional managed care services. The Company also maintains annual contracts with various states and a two-year contract with the Commonwealth of Puerto Rico, scheduled to expire March 31, 1999, to provide health care to Medicaid-eligible individuals. The Company

                                 Humana Inc.
   Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

also offers administrative services ("ASO") to employers who self-insure their employee health plans. In total, the Company's products are licensed in 47 states, the District of Columbia and Puerto Rico, with approximately 22 percent of its membership in the state of Florida.

The Company is in the third year of its managed care support contract with the United States Department of Defense to administer the TRICARE program. Under the TRICARE contract, which is renewable annually for up to two additional years, the Company provides managed care services to the beneficiaries of active military personnel and retired military personnel and their beneficiaries located in the southeastern United States.

Comparison of Results of Operations

Quarters Ended June 30, 1998 and 1997

Income before income taxes totaled $82 million for the quarter ended
June 30, 1998 (the "1998 quarter"), compared to $65 million for the quarter ended June 30, 1997 (the "1997 quarter"). Net income was $52 million, or $.31 per diluted share, in the 1998 quarter, compared to $42 million, or $.25 per diluted share, in the 1997 quarter. This earnings increase primarily resulted from increased Commercial membership and premium yields, strong performance in the Company's small-group business, Medicare risk membership growth, continuing reductions in the Company's administrative cost ratio and the 1997 acquisitions of Physician Corporation of America ("PCA") and ChoiceCare Corporation ("ChoiceCare"). These favorable items were partially offset by the effects of increased pharmacy costs system wide.

The Company's premium revenues increased 33 percent to $2.4 billion for the 1998 quarter, compared to $1.8 billion for the same period in 1997. The premium revenue increase was primarily attributable to $418 million of combined premium revenue from PCA and ChoiceCare, same-plan Commercial and Medicare risk membership growth and increased Commercial premium yields. Same-plan Commercial premium yields increased a net 4.6 percent for the 1998 quarter and are expected to increase approximately 5 percent throughout the remainder of 1998. While the Company's Medicare risk statutory premium rate increased by slightly less than 2 percent, the changing geographical mix of the Company's Medicare risk membership resulted in a 1 percent decline in the Medicare risk premium yield during the 1998 quarter.

The Company's same-plan fully insured Commercial membership increased 25,500 members during the 1998 quarter, compared to a decline of 3,400 for the same period in 1997, and its Commercial same-plan ASO membership increased 11,000. The Company's same-plan Medicare risk membership increased 8,600 during the 1998 quarter, compared to a same-plan increase of 15,400 members for the same period in 1997. While this growth in Medicare risk membership reflects enrollment gains in both the Company's newer and base Medicare risk markets, it also reflects the Company's slowing of its sales efforts in certain high cost Medicare markets.

                                 Humana Inc.
    Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

In addition to these same-plan membership results, PCA and ChoiceCare membership totaled 631,600 Commercial members, 594,200 Medicaid members, 55,300 Medicare risk members and 51,600 ASO members. At June 30, 1998, the Company's medical membership totaled over 6.2 million. Management expects same-plan Commercial membership to increase at a low to mid single digit rate during 1998, while Medicare risk membership is expected to increase approximately 10 percent.

The Company's medical expense ratio for the 1998 quarter was 83.3 percent, increasing from 82.3 percent for the same period in 1997 as a result of the PCA and ChoiceCare acquisitions. Excluding the effect of these acquisitions, the Company's medical expense ratio increased slightly to 82.4 percent. This increase resulted from pharmacy rate and utilization increases system wide and slightly higher Medicare risk days per thousand. These medical cost increases were partially offset by a continued modest improvement in Commercial days per thousand trends.

During the 1998 quarter, the Company's administrative cost ratio improved to
15.0 percent from 15.7 percent in the 1997 quarter. This year-over-year improvement in the administrative cost ratio reflects the impacts of the PCA and ChoiceCare acquisitions and the Company's efforts to rationalize staffing levels and streamline the organizational structure. Continued improvement is expected in the administrative cost ratio throughout 1998.

Investment income totaled $39 million and $27 million for the 1998 and 1997 quarters, respectively. The increase is primarily attributable to a larger investment portfolio resulting from the addition of PCA and ChoiceCare. The tax equivalent yield on invested assets approximated 9 percent and 8 percent for the 1998 and 1997 quarters, respectively.

Six Months Ended June 30, 1998 and 1997

Income before income taxes totaled $161 million for the six months ended
June 30, 1998 (the "1998 period"), compared to $125 million for the same period in 1997 (the "1997 period"). Net income was $102 million, or $.61 per diluted share, in the 1998 period, compared to $81 million, or $.49 per diluted share, in the 1997 period. This earnings increase was primarily a result of the increased Commercial membership and premium yields, Medicare risk membership growth, administrative cost ratio reductions and the PCA and ChoiceCare acquisitions. These favorable items were partially offset by the effects of increased Medicare risk hospital utilization and increased pharmacy costs system wide.

                                 Humana Inc.
    Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

The Company's premium revenues increased 32 percent to $4.7 billion for the 1998 period, compared to $3.6 billion for the 1997 period. The premium revenue increase was primarily attributable to $841 million of combined premium revenue from PCA and ChoiceCare, same-plan Commercial and Medicare risk membership growth and increased Commercial premium yields. Same-plan Commercial premium yields increased a net 4.6 percent for the 1998 period, while the Medicare risk premium yield declined 1 percent due to the aforementioned Medicare risk statutory premium rate increase of slightly less than 2 percent and the changing geographical mix of the Company's Medicare risk membership.

The Company's same-plan fully insured Commercial membership increased 10,000 members during the 1998 period, compared to a decline of 106,200 for the same period in 1997 and its Commercial same-plan ASO membership increased 51,700. The Company's same-plan Medicare risk membership increased 21,300 during the 1998 period, compared to a same-plan increase of 30,500 members for the same period in 1997. While this growth in Medicare risk membership reflects enrollment gains in both the Company's newer and base Medicare risk markets, it also reflects the Company's slowing of its sales efforts in certain high cost Medicare markets.

Same-plan membership results exclude the addition of the PCA and ChoiceCare membership, as set forth in the discussion of quarterly results, and the sale of the Company's Washington, D.C. health plan and Alabama operations.

Reflecting the effects of the PCA and ChoiceCare acquisitions, the Company's medical expense ratio increased to 83.2 percent in the 1998 period, from 82.3 percent in the 1997 period. Excluding these acquisitions, the medical expense ratio for the 1998 period increased slightly to 82.4 percent, due largely to pharmacy cost trends and utilization system wide and higher Medicare risk days per thousand. These medical cost increases were partially offset by a modest improvement in Commercial days per thousand trends.

The Company's administrative cost ratio was 15.1 percent and 15.8 percent for the 1998 and 1997 periods, respectively. This improvement results primarily from the impacts of the PCA and ChoiceCare acquisitions and the Company's efforts to rationalize staffing levels and streamline the organizational structure.

Investment income totaled $80 million in the 1998 period, compared to $53 million in the 1997 period. This increase is primarily attributable to a larger investment portfolio resulting from the addition of PCA and ChoiceCare. The tax equivalent yield on invested assets approximated 9 percent and 8 percent for the 1998 and 1997 periods, respectively.

                                 Humana Inc.
    Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

Liquidity

During the 1998 period, $424 million was used in the Company's operating activities, compared to $15 million being provided by operations in the 1997 period. This net cash used in operations during the 1998 period can be attributed in large part to the timing of receipts of cash for Medicare and TRICARE premiums ($320 million), various timing items related to the recognition and payment of medical claims ($80 million), payment of claims related to the PCA workers' compensation "run-off business" ($75 million), and the payment of various general and administrative accruals, including acquisition and other severance, pension and compensation-related obligations ($70 million).

The Company's subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' abilities to obtain regulatory approval to pay dividends.

The Company maintains a five-year revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.5 billion. Principal amounts outstanding under the Credit Agreement bear interest at rates ranging from LIBOR plus 12 basis points to LIBOR plus 30 basis points, depending on the ratio of debt to debt plus net worth. The Credit Agreement, under which there were no outstanding borrowings at June 30, 1998, contains customary covenants and events of default.

The Company also maintains a commercial paper program and issues debt securities thereunder. At June 30, 1998, borrowings under the commercial paper program totaled approximately $922 million, with an average interest rate during both the quarter and six months then ended of 5.8 percent. The commercial paper program is backed by the Credit Agreement. Borrowings under both the Credit Agreement and commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

Management believes that existing working capital, future operating cash flows and funds available under the Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to pursue strategic acquisition and expansion opportunities, as well as fund capital requirements.

                                 Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued


Capital Resources

The Company's ongoing capital expenditures relate primarily to administrative facilities and related information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Excluding acquisitions, planned capital spending in 1998 will approximate $80 to 90 million for the expansion and improvement of such items.

Impact of the Year 2000 Issue

The Company has conducted an assessment of its computer systems to identify the systems that could be affected by the "Year 2000" issue, which results from computer programs having been written to define the applicable year using two digits rather than four digits. The Company believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems as so modified. The Company plans to complete the majority of the Year 2000 modifications by December 31, 1998. At present, the Company anticipates that the incremental costs incurred in connection with the Year 2000 project, which are being expensed as incurred, will approximate $15 million during 1998 and $3 million in 1999.

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

Strategic Evaluation

On August 10, 1998, the Company and United HealthCare Corporation ("United") announced their mutual agreement to terminate the previously announced Agreement and Plan of Merger among the two companies and a subsidiary of United (the "Merger Agreement"). The Merger Agreement, dated as of May 27, 1998, provided that United would exchange one share of United Common Stock for every two shares of the Company's outstanding Common Stock in a tax-free transaction to have been accounted for as a pooling of interests. In conjunction with the Merger Agreement, the parties, as of May 27, 1998, also entered into a Stock Option Agreement whereby United, under certain circumstances, would have the right to purchase up to 19.9 percent of the Company's outstanding Common Stock. The Stock Option Agreement was mutually terminated along with the Merger Agreement.

In light of the termination of the planned merger with United, the Company intends to conduct a strategic evaluation of its current markets and product offerings. Such evaluation will include assessing the anticipated impact of the competitive and cost environments in which the Company operates. As a result of this strategic evaluation, the Company believes there is a possibility of its recording a related charge for the 1998 third quarter. Management believes that if, after its evaluation, such a charge is taken, it will not have a material adverse effect on the Company's financial position, future results of ongoing operations or cash flows.

                                 Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

Quarterly Membership
                                                   1998                   1997

Commercial members at:
  March 31                                    3,249,600              2,577,800
  June 30                                     3,260,700              2,577,600
  September 30                                                       3,056,400
  December 31                                                        3,258,600

Medicare risk members at:
  March 31                                      495,800                374,200
  June 30                                       501,000                389,600
  September 30                                                         462,400
  December 31                                                          480,800

TRICARE eligible members at:
  March 31                                    1,103,500              1,103,100
  June 30                                     1,096,300              1,107,300
  September 30                                                       1,107,300
  December 31                                                        1,112,200

Medicaid members at:
  March 31                                      632,200                 53,200
  June 30                                       630,200                 51,000
  September 30                                                         638,400
  December 31                                                          635,200

Medicare supplement members at:
  March 31                                       64,600                 93,500
  June 30                                        61,800                 74,600
  September 30                                                          71,200
  December 31                                                           68,800

Administrative services members at:
  March 31                                      682,200                566,300
  June 30                                       693,400                555,000
  September 30                                                         584,500
  December 31                                                          651,200

Total medical members at:
  March 31                                    6,227,900              4,768,100
  June 30                                     6,243,400              4,755,100
  September 30                                                       5,920,200
  December 31                                                        6,206,800

Specialty members at:
  March 31                                    2,647,800              2,172,900
  June 30                                     2,477,800              2,127,200
  September 30                                                       2,358,200
  December 31                                                        2,440,600

                                 Humana Inc.
    Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued
     Supplemental Consolidated Statement of Quarterly Income (Unaudited)
               (Dollars in millions, except per share results)


                                                          1998
                                          First          Second        Total

Revenues:
  Premiums:
    Commercial                          $ 1,290         $ 1,305      $ 2,595
    Medicare risk                           722             730        1,452
    TRICARE                                 185             210          395
    Medicaid                                137             135          272
    Medicare supplement                      18              17           35

      Total premiums                      2,352           2,397        4,749

  Investment and other income                50              49           99

      Total revenues                      2,402           2,446        4,848

Operating expenses:
  Medical expenses                        1,955           1,995        3,950
  Selling, general and administrative       324             326          650
  Depreciation and amortization              32              33           65

      Total operating expenses            2,311           2,354        4,665

Income from operations                       91              92          183
  Interest expense                           12              10           22

Income before income taxes                   79              82          161
  Provision for income taxes                 29              30           59

Net income                              $    50         $    52      $   102

Earnings per common share               $   .30         $   .31      $   .61

Earnings per common share
  - assuming dilution                   $   .30         $   .31      $   .61

Medical expense ratio                      83.1 %          83.3 %       83.2 %

Administrative cost ratio                  15.2 %          15.0 %       15.1 %

                                 Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued
           Supplemental Consolidated Statement of Quarterly Income
                                 (Unaudited)
               (Dollars in millions, except per share results)



                                                   1997
                                 First    Second    Third    Fourth    Total

Revenues:
  Premiums
  Commercial                   $ 1,028   $ 1,013  $ 1,074   $ 1,272  $ 4,387
  Medicare risk                    550       571      610       695    2,426
  TRICARE                          183       184      185       212      764
  Medicaid                          19        18       47       140      224
  Medicare supplement               23        19       19        18       79

    Total premiums               1,803     1,805    1,935     2,337    7,880

Investment and other income         29        31       33        63      156

    Total revenues               1,832     1,836    1,968     2,400    8,036

Operating expenses:
  Medical expenses               1,484     1,487    1,596     1,955    6,522
  Selling, general and
     administrative                261       258      274       323    1,116
  Depreciation and amortization     24        25       26        33      108

    Total operating expenses     1,769     1,770    1,896     2,311    7,746

Income from operations              63        66       72        89      290
  Interest expense                   3         1        3        13       20

Income before income taxes          60        65       69        76      270
  Provision for income taxes        21        23       25        28       97

Net income                     $    39   $    42  $    44   $    48  $   173

Earnings per common share      $   .24   $   .26  $   .27   $   .29  $  1.06

Earnings per common share -
  assuming dilution            $   .24   $   .25  $   .27   $   .29  $  1.05

Medical expense ratio             82.3 %    82.3 %   82.5 %    83.6 %   82.8 %

Administrative cost ratio         15.8 %    15.7 %   15.5 %    15.2 %   15.5 %

                                 Humana Inc.
                        Part II:  Other Information

Item 1:   Legal Proceedings

A class action lawsuit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada. On August 18, 1997, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court ("Petition") requesting the Supreme Court to reverse part of a ruling by the Court of Appeals for the Ninth Circuit which had reinstated certain claims that had been dismissed by the U.S. District Court in Nevada in the case involving claims arising out of the method of calculation of coinsurance for Nevada insureds prior to 1988. The Petition requested the Supreme Court to reverse the Ninth Circuit's decision to reinstate the claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO") on behalf of a class of insureds who paid coinsurance at Humana hospitals (the "Co-Payer Class"). The petition was granted by the Supreme Court on June 22, 1998. The Ninth Circuit, in a decision issued on May 23, 1997, in response to the Company's Petition for Reconsideration on Rehearing En Banc following its original November 4, 1996 decision, ruled that the damages in the Co-Payer Class's RICO claim, before any trebling, were correctly limited to the amount of overpayment of the co-insurance, which totaled approximately $1.6 million plus interest. The Ninth Circuit also reinstated an antitrust claim that had been dismissed by the District Court. The Company requested summary judgment in the District Court on that Claim on October 6, 1997. On September 22, 1997, plaintiffs filed their Fourth Amended Complaint. On October 1, 1997, the plaintiffs filed a motion in the District Court for leave to file a Fifth Amended Complaint reasserting an ERISA claim and adding new RICO and antitrust claims. The Company filed a motion to dismiss the amended complaint and a motion opposing the plaintiffs' request to file the amended complaint. The motions are pending before the District Court. Oral arguments on the plaintiffs' and Company's motions were held on January 30, 1998. The trial which was scheduled to begin on February 23, 1998 on all of the remaining claims has been postponed.

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

Items 2 - 3:

  None.

                                 Humana Inc.
                  Part II:  Other Information, continued

Item 4:   Submission of Matters to a Vote of Security Holders

  (a) The regular annual meeting of stockholders of Humana Inc. was held in Louisville, Kentucky on May 14, 1998, for the purpose of:

       (1)  Electing the Board of Directors;

       (2) Approving amendments to the Company's 1989 Stock Option Plan for Non-employee Directors (a) to permit the award of Shares of Company Common Stock in lieu of all or a portion of the directors' annual retainer; (b) to increase the number of authorized Shares of Company Common Stock for which options or awards may be granted and (c) to extend the term thereof;

       (3) Approving the Company's 1998 Executive Management Incentive Compensation Plan; and

       (4) Approving an amendment to the Company's 1996 Stock Incentive Plan for Employees to increase the number of authorized Shares of Company Common Stock for which options or awards may be granted.


  (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All management's nominees for directors were elected, the amendments to both the Company's 1989 Stock Option Plan for Non-employee Directors and 1996 Stock Incentive Plan for Employees were approved, and the Company's 1998 Executive Management Incentive Compensation Plan was approved.

  (c)  Four proposals were submitted to a vote of security holders as follows:

  (1) The stockholders approved the election of the following persons as directors of the Company:

               Name                        For                  Withheld
       K. Frank Austen, M.D.           149,914,431               459,239
       Michael E. Gellert              149,924,782               448,888
       John R. Hall                    149,930,989               442,681
       David A. Jones                  149,930,278               443,392
       David A. Jones, Jr.             149,784,319               589,351
       Irwin Lerner                    149,927,680               445,990
       W. Ann Reynolds, Ph.D.          149,924,352               449,318
       Gregory H. Wolf                 149,935,131               438,539

                                 Humana Inc.
                   Part II:  Other Information, continued

  (2) The stockholders approved with 143,193,882 affirmative votes, 6,578,693 negative votes, and 601,095 abstentions, the proposal to adopt the amendments to the Company's 1989 Stock Option Plan for Non-employee Directors.

  (3) The stockholders approved with 144,291,548 affirmative votes, 5,477,932 negative votes, and 604,190 abstentions, the proposal to adopt the Company's 1998 Executive Management Incentive Compensation Plan.

  (4) The stockholders approved with 95,707,600 affirmative votes, 54,141,380 negative votes, and 524,690 abstentions, the proposal to adopt the amendment to the Company's 1996 Stock Incentive Plan for Employees.

Item 5:

     None.

Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed
                       Charges, filed herewith.

          Exhibit 27 - Financial Data Schedule for Six Months Ended June 30,
                       1998.

          Exhibit 27.Q297 - Restated Financial Data Schedule for Six Months
                            Ended June 30, 1997.

          Exhibit 27.Q397 - Restated Financial Data Schedule for Nine Months
                            Ended September 30, 1997.

     (b)  Forms 8-K:

          (1) On August 10, 1998, the Company filed a report on Form 8-K regarding the termination of the agreement to merge with United HealthCare Corporation and the cancellation of the August 27, 1998 shareholder meeting regarding such proposed merger.

          (2) On May 29, 1998, the Company filed a report on Form 8-K regarding the execution of a definitive agreement to merge with United HealthCare Corporation.

                                 Humana Inc.
                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HUMANA INC.





Date:    August 14, 1998                    /s/ James E. Murray

                                            James E. Murray
                                            Chief Financial Officer
                                            (Principal Accounting Officer)




Date:    August 14, 1998                    /s/ Arthur P. Hipwell

                                            Arthur P. Hipwell
                                            Senior Vice President and
                                            General Counsel

