Form 10-Q
period 1998-09-30
HUMANA INC
filed 1998-11-17
CIK 49071

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

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

                                                      Outstanding at
          Class of Common Stock                      October 31, 1998
            $.16 2/3 par value                      167,380,593 shares


                                   1 of 26

                                 Humana Inc.
                                  Form 10-Q
                              September 30, 1998

                                                                  Page of
                                                                Form 10-Q

Part I: Financial Information

Item 1.   Financial Statements

     Condensed Consolidated Statements of Operations for
     the quarters and nine months ended September 30, 1998 and 1997          3

     Condensed Consolidated Balance Sheets at September 30, 1998
     and December 31, 1997                                                   4

     Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 1998 and 1997                           5

     Notes to Condensed Consolidated Financial Statements                 6-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11-21

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                       22

Part II:  Other Information

Items 1 to 6                                                             23-25

Exhibits

Ratio of Earnings to Fixed Charges
Financial Data Schedule


                                      2

                                 Humana Inc.
               Condensed Consolidated Statements of Operations
      For the quarters and nine months ended September 30, 1998 and 1997
                                  Unaudited
                (Dollars in millions, except per share results)

                                          Quarter                Nine Months

                                      1998       1997          1998       1997

Revenues:
  Premiums                         $ 2,421    $ 1,935       $ 7,170    $ 5,543
  Investment and other income           43         33           142         93

    Total revenues                   2,464      1,968         7,312      5,636

Operating expenses:
  Medical expenses                   2,081      1,596         6,031      4,567
  Selling, general and
    administrative                     351        274         1,001        793
  Depreciation and amortization         32         26            97         75
  Asset write-downs and
    other special charges               34                       34

    Total operating expenses         2,498      1,896         7,163      5,435

Income (loss) from operations          (34)        72           149        201

  Interest expense                      13          3            35          7

Income (loss) before income taxes      (47)        69           114        194

  Income tax provision (benefit)       (17)        25            42         69

Net income (loss)                  $   (30)   $    44       $    72    $   125

Earnings (loss) per common share   $  (.18)   $   .27       $   .43    $   .77

Earnings (loss) per common share -
  assuming dilution                $  (.18)   $   .27       $   .43    $   .76

                           See accompanying notes.

                                      3

                                 Humana Inc.
                    Condensed Consolidated Balance Sheets
                                  Unaudited
               (Dollars in millions, except per share amounts)


                                                   September 30,  December 31,
                                                       1998           1997

Assets
Current assets:
  Cash and cash equivalents                        $        478   $       627
  Marketable securities                                   1,563         1,507
  Premiums receivable, less allowance
    for doubtful accounts $51 - September 30, 1998
    and $48 - December 31, 1997                             245           351
  Other                                                     264           265

    Total current assets                                  2,550         2,750

Long-term marketable securities                             306           512
Property and equipment, net                                 429           420
Cost in excess of net assets acquired                     1,197         1,224
Other                                                       529           512

      Total assets                                 $      5,011   $     5,418

Liabilities and Stockholders' Equity
Current liabilities:
  Medical and other expenses payable               $      1,468   $     1,478
  Trade accounts payable and accrued expenses               383           481
  Unearned premium revenues                                  68           304

    Total current liabilities                             1,919         2,263

Long-term medical and other expenses payable                463           597
Long-term debt                                              907           889
Professional liability and other obligations                 93           168

      Total liabilities                                   3,382         3,917

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par; authorized 10,000,000
    shares; none issued
  Common stock, $.16 2/3 par; authorized
    300,000,000 shares; issued and outstanding
    166,977,319 shares - September 30, 1998 and
    164,058,225 shares - December 31, 1997                   28            27
  Other                                                   1,601         1,474

    Total stockholders' equity                            1,629         1,501

      Total liabilities and stockholders' equity   $      5,011   $     5,418

                           See accompanying notes.


                                      4

                                 Humana Inc.
               Condensed Consolidated Statements of Cash Flows
            For the nine months ended September 30, 1998 and 1997
                                  Unaudited
                            (Dollars in millions)

                                                             1998        1997

Net cash flows from operating activities                   $ (251)     $   65

Cash flows from investing activities:
  Acquisition of health plan assets                                      (456)
  Purchases of property and equipment                         (84)        (55)
  Purchases of marketable securities                         (769)       (389)
  Maturities and sales of marketable securities               927         257
  Other                                                       (21)         12

      Net cash provided by (used in) investing activities      53        (631)

Cash flows from financing activities:
  Repayment of line of credit                                (300)
  Net commercial paper borrowings                             317         390
  Proceeds from issuance of common stock                       34          10
  Other                                                        (2)

    Net cash provided by financing activities                  49         400

Decrease in cash and cash equivalents                        (149)       (166)
Cash and cash equivalents at beginning of period              627         322

Cash and cash equivalents at end of period                 $  478      $  156

Interest payments                                          $   34      $    2
Income tax payments, net                                   $   69      $    5

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

(B)  Special Charges

On August 10, 1998, the Company and United HealthCare Corporation ("United") announced their mutual agreement to terminate the previously announced Agreement and Plan of Merger, dated May 27, 1998. The merger, among other things, was expected to improve the operating results of certain of the Company's products and markets. Following the merger's termination, the Company conducted a strategic evaluation of each of its markets and product offerings. As a result of this strategic evaluation, which included assessing the anticipated impact of the Company's competitive and cost environment, the Company recognized special charges of $132 million
($84 million after tax, or $.50 per diluted share) during the third quarter of 1998. The special charges include provisions for expected losses on insurance contracts ($46 million), costs related to the Company's contractual relationships with various physician practice management companies
($27 million) and costs for exiting markets and discontinuing products
($16 million). The special charges also include $43 million related to write-downs of miscellaneous assets, loss on disposal of non-strategic assets, merger dissolution costs and a one-time associate incentive for non-officer employees. The beneficial effect of these charges for the quarter and nine months ended September 30, 1998 was approximately $6 million ($4 million after tax, or $.02 per diluted share). The beneficial effect consists primarily of charges against liabilities for expected losses on insurance contracts.

The special charges have been included in the accompanying consolidated statements of operations for the quarter and nine months ended September 30, 1998, as follows: the provision for expected losses on insurance contracts and costs related to the Company's contractual relationships with

                                 Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                  Unaudited

various physician practice management companies have been included in medical expenses ($73 million); costs for exiting markets and discontinuing products, asset write-downs, loss on disposal of non-strategic assets and merger dissolution costs have been included in asset write-downs and other special charges ($34 million); and the costs of transferring pharmacy benefit processing to a third party and the one-time associate incentive for non-officer employees have been included in selling, general and administrative expenses ($25 million).

(C)  Commitments and Contingencies

The Company's Medicare risk contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. In 1997, Congress passed legislation which revised the structure of and reimbursement for private health plan options for Medicare enrollees. Management is unable to predict the impact the modification of federal reimbursement will have on the Company's financial position, results of operations or cash flows. The Company also maintains annual contracts with various states and a two-year contract with the Commonwealth of Puerto Rico, scheduled to expire March 31, 1999, to provide health care to Medicaid-eligible individuals. Additionally, the Company's contract with the United States Department of Defense to administer the TRICARE program is a one-year contract renewable annually for up to two additional years. With the exception of the contract with the Commonwealth of Puerto Rico, one of the aforementioned markets the Company plans to exit, the loss of any of these contracts or significant changes in these programs as a result of administrative or legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company.

Resolution of various loss contingencies, including litigation pending against the Company in the ordinary course of business, is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

(D)  Earnings Per Common Share

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which specifies the computation, presentation and disclosure requirements for earnings per share effective for periods ending after December 15, 1997. In accordance with SFAS No. 128, earnings per share data for the quarter and nine months ended September 30, 1997 have been restated.

                                 Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                  Unaudited

Detail supporting the computation of earnings (loss) per common share and earnings (loss) per common share-assuming dilution follows:

Dollars in millions, except per share results

                                                                    Per Share
Quarter Ended September 30, 1998   Net Income (Loss)    Shares       Results

Loss per common share                   $ (30)        167,023,422     $ (.18)
Effect of dilutive stock options                                -
Loss per common share -
  assuming dilution                     $ (30)        167,023,422     $ (.18)


Quarter Ended September 30, 1997

Earnings per common share               $  44         163,705,430     $  .27
Effect of dilutive stock options                        2,578,919
Earnings per common share -
  assuming dilution                     $  44         166,284,349     $  .27


Nine Months Ended September 30, 1998

Earnings per common share               $  72         166,160,332     $  .43
Effect of dilutive stock options                        1,992,625
Earnings per common share -
  assuming dilution                     $  72         168,152,957     $  .43


Nine Months Ended September 30, 1997

Earnings per common share               $ 125         163,221,517     $  .77
Effect of dilutive stock options                        2,468,474
Earnings per common share -
  assuming dilution                     $ 125         165,689,991     $  .76



For the quarter ended September 30, 1998, all 10,112,842 outstanding options to purchase shares were excluded from the computation given the Company's recording of a net loss during the quarter. For the quarter ended September 30, 1997, options to purchase 213,000 shares were not included in the computation because the options' exercise prices were greater than the average market price of the common shares during the quarter (1,522,276 and 2,090,409 for the nine months ended September 30, 1998 and 1997, respectively).

(E)  Long-Term Debt

The Company repaid the outstanding balance under its five-year revolving credit agreement ("Credit Agreement") during the quarter ended March 31, 1998, using funds obtained through its commercial paper program. As a result, borrowings under the commercial paper program, which is backed by the Credit Agreement, totaled approximately $907 million at September 30, 1998, with an average interest rate during both the quarter and nine months then ended of
5.9 percent.

                                 Humana Inc.
       Notes To Condensed Consolidated Financial Statements, continued
                                  Unaudited

Borrowings under both the Credit Agreement and commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

(F)  Acquisitions and Dispositions

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

On January 31, 1997, the Company completed the sale of its Washington, D.C., health plan to Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc. Effective April 1, 1997, the Company also completed the sale of its Alabama operations, exclusive of its small-group business and Alabama TRICARE operations, to PrimeHealth of Alabama, Inc. On October 31, 1997, the Company also sold The Lexington Hospital in Lexington, Kentucky, to Jewish Hospital Healthcare Services, Inc. These sale transactions did not have a material impact on the Company's financial position, results of operations or cash flows.

                                 Humana Inc.
        Notes To Condensed Consolidated Financial Statements, continued
                                  Unaudited

(G)  Adoption of New Generally Accepted Accounting Principles

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), issued by the FASB in June 1997. Comprehensive income is defined therein as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income (loss), comprised of net income (loss) and unrealized investment gains and losses, totaled ($22 million) and $63 million for the quarters ended September 30, 1998 and 1997, respectively, and $75 million and $145 million for the nine months ended September 30, 1998 and 1997, respectively.

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

(H)  Impact of Recently Issued Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their face value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Given that the Company currently holds no derivative instruments, adoption of SFAS No. 133 is not expected to have a significant impact on the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires, if certain quantitative thresholds are met, public companies to report separate financial information about operating segments, as well as certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is continuing to assess the disclosure impacts of adopting SFAS No. 131.

                                  Humana Inc.
      Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, renewal of the Company's Medicare risk contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program, and renewal of the Company's Medicaid contracts with various state governments and the Commonwealth of Puerto Rico. Such factors also include the effects of other general business conditions, including but not limited to, the Company's ability to integrate its acquisitions, the Company's ability to appropriately address the "Year 2000" computer system issue, government regulation, competition, premium rate and yield changes, retrospective premium adjustments relating to federal government contracts, medical cost trends, changes in Commercial and Medicare risk membership, capital requirements, the ability of health care providers (including physician practice management companies) to assume financial risk, general economic conditions and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance.

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

Special Charges

On August 10, 1998, the Company and United HealthCare Corporation ("United") announced their mutual agreement to terminate the previously announced Agreement and Plan of Merger, dated May 27, 1998. The merger, among other things, was expected to improve the operating results of certain of the Company's products and markets. Following the merger's termination, the Company conducted a strategic evaluation of each of its markets and product offerings. As a result of this strategic evaluation, which included assessing the anticipated impact of the Company's competitive and cost environment, the Company recognized special charges of $132 million ($84 million after tax, or $.50 per diluted share) during the third quarter of 1998. The special charges include provisions for expected losses on insurance contracts ($46 million), costs related to the Company's contractual relationships with various physician practice management companies ($27 million) and costs for exiting markets and discontinuing products ($16 million). The special charges also include $43 million related to write-downs of miscellaneous assets, loss on disposal of non-strategic assets, merger dissolution costs and a one-time associate incentive for non-officer employees.

The special charges have been included in the accompanying consolidated statements of operations for the quarter and nine months ended September 30, 1998, as follows: the provision for expected losses on insurance contracts and costs related to the Company's contractual relationships with various physician practice management companies have been included in medical expenses ($73 million); costs for exiting markets and discontinuing products, asset write-downs, loss on disposal of non-strategic assets and merger dissolution costs have been included in asset write-downs and other special charges ($34 million); and the costs of transferring the Company's pharmacy benefit processing to a third party and the one-time associate incentive for non-officer employees have been included in selling, general and administrative expenses ($25 million).

Comparison of Results of Operations

In order to enhance comparability, the following discussion comparing the quarter ended September 30, 1998 to September 30, 1997, and the nine months ended September 30, 1998 to the corresponding nine month period in 1997, excludes the special charges discussed above, but includes the beneficial effect thereof. The beneficial effect of these charges for the quarter and nine months

                                  Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

ended September 30, 1998 was approximately $6 million ($4 million after tax, or $.02 per diluted share). The beneficial effect consists primarily of charges against liabilities for expected losses on insurance contracts.

Quarters Ended September 30, 1998 and 1997

Income before income taxes totaled $85 million for the quarter ended September 30, 1998 (the "1998 quarter"), compared to $69 million for the quarter ended September 30, 1997 (the "1997 quarter"). Net income was $54 million, or $.32 per diluted share, in the 1998 quarter, compared to $44 million, or $.27 per diluted share, in the 1997 quarter. This earnings increase primarily resulted from favorable margins in the Company's small-group Commercial business, Medicare risk membership growth, continuing reductions in the Company's administrative cost ratio and the 1997 acquisitions of Physician Corporation of America ("PCA") and ChoiceCare Corporation ("ChoiceCare").

The Company's premium revenues increased 25 percent to $2.4 billion for the 1998 quarter, compared to $1.9 billion for the same period in 1997. The premium revenue increase was attributable to $319 million related to PCA and ChoiceCare, same-plan Commercial and Medicare risk membership growth and increased Commercial premium yields. Same-plan Commercial premium yields increased 5.0 percent for the 1998 quarter and are expected to continue to increase at that rate throughout the remainder of 1998. While the Company's Medicare risk statutory premium rate increased by slightly less than 2 percent, the changing geographical mix of the Company's Medicare risk membership resulted in a 0.2 percent decline in the same-plan Medicare risk premium yield during the 1998 quarter.

The Company's same-plan fully insured Commercial membership increased 33,300 members during the 1998 quarter, compared to an increase of 24,000 for the same period in 1997, while its Commercial same-plan ASO membership decreased 13,100. The Company's same-plan Medicare risk membership increased 4,300 during the 1998 quarter, compared to a same-plan increase of 18,800 members for the same period in 1997. While this growth in Medicare risk membership reflects enrollment gains in both the Company's newer and base Medicare risk markets, it also reflects the Company's slowing of its sales efforts in certain high cost Medicare markets.

In addition to these same-plan membership results, PCA and ChoiceCare membership totaled 573,400 Commercial, 603,400 Medicaid, 52,800 Medicare risk and 45,100 ASO members. At September 30, 1998, the Company's medical membership totaled approximately 6.2 million. Management expects same-plan Commercial membership to increase at a low to mid single digit rate during 1998, and expects a mid to high single digit rate increase in Medicare risk membership.

                                  Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations, continued

The Company's medical expense ratio for the 1998 quarter was 82.9 percent, increasing from 82.5 percent for the same period in 1997 as a result of the PCA and ChoiceCare acquisitions. Excluding the effect of these acquisitions, the Company's medical expense ratio improved to 82.2 percent from 82.4 percent in the 1997 quarter. This improvement resulted from the aforementioned Commercial premium increase and a 2.6 percent improvement in both Commercial and Medicare risk days per thousand, partially offset by pharmacy rate and utilization increases system wide.

During the 1998 quarter, the Company's administrative cost ratio improved to
14.8 percent from 15.5 percent in the 1997 quarter. This year-over-year improvement in the administrative cost ratio reflects the impacts of the PCA and ChoiceCare acquisitions and the Company's efforts to rationalize staffing levels and streamline the organizational structure. Continued improvement is expected in the administrative cost ratio during the fourth quarter of 1998.

Investment income totaled $35 million and $29 million for the 1998 and 1997 quarters, respectively. The increase is primarily attributable to a larger investment portfolio resulting from the addition of PCA and ChoiceCare. The tax equivalent yield on invested assets approximated 7 percent and 8 percent for the 1998 and 1997 quarters, respectively.

Nine Months Ended September 30, 1998 and 1997

Income before income taxes totaled $246 million for the nine months ended September 30, 1998 (the "1998 period"), compared to $194 million for the same period in 1997 (the "1997 period"). Net income was $156 million, or $.93 per diluted share, in the 1998 period, compared to $125 million, or $.76 per diluted share, in the 1997 period. This earnings increase was primarily a result of favorable margins in the Company's small-group Commercial business, Commercial and Medicare risk membership growth, administrative cost ratio reductions and the PCA and ChoiceCare acquisitions. These favorable items were partially offset by the effects of increased Medicare risk hospital utilization and increased pharmacy costs system wide.

The Company's premium revenues increased 29 percent to $7.2 billion for the 1998 period, compared to $5.5 billion for the 1997 period. The premium revenue increase was attributable to $1.2 billion related to PCA and ChoiceCare, same-plan Commercial and Medicare risk membership growth and increased Commercial premium yields. Same-plan Commercial premium yields increased 4.7 percent for the 1998 period, while the Medicare risk premium yield declined 0.7 percent due to the aforementioned Medicare risk statutory premium rate increase of slightly less than 2 percent, offset by the impact of the changing geographical mix of the Company's Medicare risk membership.

                                  Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

The Company's same-plan fully insured Commercial membership increased 43,300 members during the 1998 period, compared to a decline of 82,200 for the same period in 1997, and its Commercial same-plan ASO membership increased 38,600. The Company's same-plan Medicare risk membership increased 25,600 during the 1998 period, compared to a same-plan increase of 49,300 members for the same period in 1997. While this growth in Medicare risk membership reflects enrollment gains in both the Company's newer and base Medicare risk markets, it also reflects the Company's slowing of its sales efforts in certain high cost Medicare markets.

Same-plan membership results exclude the addition of the PCA and ChoiceCare membership, as set forth in the discussion of quarterly results, and the sale of the Company's Washington, D.C., health plan and Alabama operations.

Reflecting the effects of the PCA and ChoiceCare acquisitions, the Company's medical expense ratio increased to 83.1 percent in the 1998 period, from 82.4 percent in the 1997 period. Excluding these acquisitions, the medical expense ratio for the 1998 period improved slightly to 82.3 percent, due largely to the aforementioned Commercial premium increase and a modest improvement in Commercial days per thousand, partially offset by increased pharmacy rates and utilization system wide, as well as higher Medicare risk days per thousand.

The Company's administrative cost ratio was 15.0 percent and 15.7 percent for the 1998 and 1997 periods, respectively. This improvement results primarily from the impacts of the PCA and ChoiceCare acquisitions and the Company's efforts to rationalize staffing levels and streamline the organizational structure.

Investment income totaled $115 million in the 1998 period, compared to $82 million in the 1997 period. This increase is primarily attributable to a larger investment portfolio resulting from the addition of PCA and ChoiceCare. The tax equivalent yield on invested assets approximated 8 percent for each of the 1998 and 1997 periods.

Liquidity

During the 1998 period, $251 million was used in the Company's operating activities, compared to $65 million being provided by operations in the 1997 period. This net cash used in operations during the 1998 period can be attributed in large part to the timing of receipts of cash for Medicare premiums ($235 million), payment of claims related to the PCA workers' compensation "run-off business" ($103 million), and the cash payment for the purchase of reinsurance tail coverage related to the Company's internally-managed professional liability exposures ($40 million).

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

                                  Humana Inc.
    Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

The Company maintains a five-year revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.5 billion. Principal amounts outstanding under the Credit Agreement bear interest at rates ranging from LIBOR plus 12 basis points to LIBOR plus 30 basis points, depending on the ratio of debt to debt plus net worth. The Credit Agreement, under which there were no outstanding borrowings at September 30, 1998, contains customary covenants and events of default.

The Company also maintains a commercial paper program and issues debt securities thereunder. At September 30, 1998, borrowings under the commercial paper program totaled approximately $907 million, with an average interest rate during both the quarter and nine months then ended of 5.9 percent. The commercial paper program is backed by the Credit Agreement. Borrowings under both the Credit Agreement and commercial paper program have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

Management believes that existing working capital, future operating cash flows and funds available under the Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to pursue strategic acquisition and expansion opportunities, as well as fund capital requirements.

Capital Resources

The Company's ongoing capital expenditures relate primarily to administrative facilities and related information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Excluding acquisitions, planned capital spending in 1998 will approximate $100 million for the expansion and improvement of such items.

Impact of the Year 2000 Issue

The Year 2000 problem is the result of the two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises where embedded microchips and micro-controllers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g., telecommunications, alarm and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures or equipment malfunctions that could result in a disruption of business operations (such as the payment of claims, billing and collection, and enrollment verification).

                                  Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

Humana's Information Systems organization operates in a centralized manner. The Company's Data Center and the majority of its programming and support staff are located at its corporate offices in Louisville, Kentucky. Evolving from a project team organized in 1996, a Year 2000 Project Management Office is now in place to oversee the progress made in the assessment and correction of the Company's Year 2000 exposures.

In general, the Company's Year 2000 Project consists of four phases -- assessment, remediation, validation, and implementation -- and is categorized into the following four divisions:

    Information Technology (IT) - software essential for day-to-day operations (including both internally developed software and third party software which interfaces therewith).

    IT Infrastructure - mainframe, network, telecommunications interfaces and self-contained operating systems.

    Third party business partners and intermediaries - entities on which the Company relies for transmission and receipt of claims, and encounter, membership and payment information, including federal and state governmental agencies such as the Health Care Financing Administration ("HCFA").

    Non-IT Infrastructure - telecommunications equipment, elevators, public safety equipment (i.e., security, and fire), medical equipment and HVAC systems.

Having commenced the assessment of its Year 2000 exposures in 1996, the Company has begun remediation of its internally developed software and third party software applications. The Company's goal is to have modified all critical mainframe systems and components in time for such systems and components to utilize the updated Year 2000 logic no later than early 1999. This schedule will permit the majority of the modified programs to run in a production environment for a considerable period of time before encountering Year 2000 data. During 1999, the Company plans to monitor the processing results and conduct Year 2000 system tests to ensure that the updated logic will properly function after December 31, 1999. In addition, the Company is in the process of contacting vendors, third party business partners and intermediaries in an effort to obtain the information necessary to address the Year 2000 issues. The Company anticipates completing, in all material respects, its Year 2000 Project by the end of the third quarter 1999. The Company's efforts are currently on schedule.

The Year 2000 project is currently estimated to have a minimum total cost of approximately $24 million, of which the Company has incurred approximately $12 million project-to-date through September 1998 -- approximately $11 million year-to-date through September 1998. In 1998, Year 2000 expenses represent less than 20 percent of the Information Systems budget. These costs are being expensed as incurred and are expected to be funded through operating cash flow.

                                 Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

From a forward-looking perspective, the extent and magnitude of the Year 2000 problem, as it will affect the Company both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. The Company has recently undertaken the development of contingency plans in the event that its Year 2000 Project is not accurately or timely completed. While the Company presently believes that the timely completion of its Year 2000 Project will limit exposure so that the Year 2000 will not pose material operational problems, the Company does not have control of third party systems. Although the Company is contacting third parties, the Company has not received assurances that all third party interfaces will be timely converted. Additionally, if Year 2000 modifications or upgrades are not accomplished in a timely manner or proper contingency plans are not implemented, the Company's Year 2000 related failures could have a material adverse impact on operations.

The costs of the project and the date on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of the Company's significant suppliers, customers and others with which it conducts business, including federal and state governmental agencies, to identify and resolve their own Year 2000 issues.

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their face value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains and losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Given that the Company currently holds no derivative instruments, adoption of SFAS No. 133 is not expected to have a significant impact on the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires, if certain quantitative thresholds are met, public companies to report separate financial information about operating segments, as well as certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is continuing to assess the disclosure impacts of adopting SFAS No. 131.

                                  Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

                                                    1998                  1997
Quarterly Membership

Commercial members at:
  March 31                                     3,249,600             2,577,800
  June 30                                      3,260,700             2,577,600
  September 30                                 3,235,800             3,056,400
  December 31                                                        3,258,600

Medicare risk members at:
  March 31                                       495,800               374,200
  June 30                                        501,000               389,600
  September 30                                   502,800               462,400
  December 31                                                          480,800

TRICARE members at:
  March 31                                     1,103,500             1,103,100
  June 30                                      1,096,300             1,107,300
  September 30                                 1,090,400             1,107,300
  December 31                                                        1,112,200

Medicaid members at:
  March 31                                       632,200                53,200
  June 30                                        630,200                51,000
  September 30                                   637,900               638,400
  December 31                                                          635,200

Medicare supplement members at:
  March 31                                        64,600                93,500
  June 30                                         61,800                74,600
  September 30                                    58,600                71,200
  December 31                                                           68,800

Administrative services members at:
  March 31                                       682,200               566,300
  June 30                                        693,400               555,000
  September 30                                   673,900               584,500
  December 31                                                          651,200

Total medical members at:
  March 31                                     6,227,900             4,768,100
  June 30                                      6,243,400             4,755,100
  September 30                                 6,199,400             5,920,200
  December 31                                                        6,206,800

Specialty members at:
  March 31                                     2,647,800             2,172,900
  June 30                                      2,477,800             2,127,200
  September 30                                 2,597,800             2,358,200
  December 31                                                        2,440,600


                                  Humana Inc.
         Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations, continued

    Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
                 (Dollars in millions, except per share results)


                                                        1998
                                       First     Second      Third(a)   Total

Revenues:
  Premiums:
   Commercial                        $ 1,290    $ 1,305    $ 1,325    $ 3,920
   Medicare risk                         722        730        732      2,184
   TRICARE                               185        210        205        600
   Medicaid                              137        135        142        414
   Medicare supplement                    18         17         17         52

    Total premiums                     2,352      2,397      2,421      7,170
  Investment and other income             50         49         43        142

      Total revenues                   2,402      2,446      2,464      7,312

Operating expenses:
  Medical expenses                     1,955      1,995      2,081      6,031
  Selling, general and administrative    324        326        351      1,001
  Depreciation and amortization           32         33         32         97
  Asset write-downs and other
    special charges                                             34         34

      Total operating expenses         2,311      2,354      2,498      7,163

Income (loss) from operations             91         92        (34)       149
  Interest expense                        12         10         13         35

Income (loss) before income taxes         79         82        (47)       114
  Income tax provision (benefit)          29         30        (17)        42

Net income (loss)                    $    50    $    52    $   (30)   $    72

Earnings (loss) per common share     $   .30    $   .31    $  (.18)   $   .43

Earnings (loss) per common share -
  assuming dilution                  $   .30    $   .31    $  (.18)   $   .43

Medical expense ratio                   83.1%      83.3%      85.9%      84.1%

Administrative expense ratio            15.2%      15.0%      15.8%      15.3%

(a) Includes special charges of $132 million ($84 million after tax, or $.50 per diluted share) primarily related to the costs of certain market exits and product discontinuances, asset write-downs and a one-time associate incentive for employees, excluding officers.

                                  Humana Inc.
     Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, continued

    Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
               (Dollars in millions, except per share results)


                                                        1997
                                    First   Second    Third   Fourth    Total

Revenues:
  Premiums
   Commercial                     $ 1,028  $ 1,013  $ 1,074  $ 1,272  $ 4,387
   Medicare risk                      550      571      610      695    2,426
   TRICARE                            183      184      185      212      764
   Medicaid                            19       18       47      140      224
   Medicare supplement                 23       19       19       18       79

    Total premiums                  1,803    1,805    1,935    2,337    7,880
  Investment and other income          29       31       33       63      156

      Total revenues                1,832    1,836    1,968    2,400    8,036

Operating expenses:
  Medical expenses                  1,484    1,487    1,596    1,955    6,522
  Selling, general
    and administrative                261      258      274      323    1,116
  Depreciation and amortization        24       25       26       33      108

      Total operating expenses      1,769    1,770    1,896    2,311    7,746

Income from operations                 63       66       72       89      290
  Interest expense                      3        1        3       13       20

Income before income taxes             60       65       69       76      270
  Income tax provision                 21       23       25       28       97

Net income                        $    39  $    42  $    44  $    48  $   173

Earnings per common share         $   .24  $   .26  $   .27  $   .29  $  1.06

Earnings per common share -
  assuming dilution               $   .24  $   .25  $   .27  $   .29  $  1.05

Medical expense ratio                82.3%    82.3%    82.5%    83.6%    82.8%

Administrative cost ratio            15.8%    15.7%    15.5%    15.2%    15.5%


                                 Humana Inc.
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Since the date of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, no material changes have occurred in the Company's exposure to market risk associated with the Company's investments in market risk sensitive financial instruments, as set forth in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in such Form 10-K.

                                  Humana Inc.
                         Part II:  Other Information

Item 1:   Legal Proceedings

A class action lawsuit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada. On August 18, 1997, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court ("Petition") requesting the Supreme Court to reverse the Ninth Circuit's decision to reinstate the claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO") on behalf of a class of insureds who paid coinsurance at Humana hospitals (the "Co-Payer Class"). The petition was granted by the Supreme Court on June 22, 1998. Oral arguments on the Company's Petition will be heard on November 30, 1998. The Ninth Circuit also reinstated an antitrust claim that had been dismissed by the District Court. The Company requested summary judgment in the District Court on that Claim on October 6, 1997. That request was denied on September 21, 1998. The Company has requested the District Court to reconsider its decision. The plaintiffs have filed their Fourth Amended Complaint and a motion for leave to file a Fifth Amended Complaint reasserting an ERISA claim and adding new RICO and antitrust claims. The Company filed a motion to dismiss the Fourth Amended Complaint and a motion opposing the plaintiffs' request to file the Fifth Amended Complaint. The motions are pending before the District Court. The trial which was scheduled to begin on February 23, 1998, on the claims has been postponed.

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

Items 2 - 5:

  None.
                                      23

                                  Humana Inc.
                   Part II:  Other Information, continued

Item 6:   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 12 - Statement re: Computation of Ratio of Earnings to
                       Fixed Charges, filed herewith.

          Exhibit 27 - Financial Data Schedule for Nine Months Ended
                       September 30, 1998.

     (b)  Forms 8-K:

          On September 15, 1998, the Company filed a report on Form 8-K regarding its announcement of plans to exit certain unprofitable markets and the recording of a $132 million pretax charge, as discussed in both Items 1 and 2 of this Form 10-Q.

                                  Humana Inc.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUMANA INC.

Date:  November 16, 1998                     /s/ James E. Murray

                                             James E. Murray
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

Date:  November 16, 1998                     /s/ Arthur P. Hipwell

                                             Arthur P. Hipwell
                                             Senior Vice President and
                                             General Counsel

