Form 10-K405
period 1998-12-31
HUMANA INC
filed 1999-03-31
CIK 49071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

            [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the Registrant's definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1999 was $2,817,113,416 calculated using the average price on such date of $17.75. The number of shares outstanding of the Registrant's Common Stock as of March 1, 1999 was 167,575,889.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Part II and Part IV incorporate herein by reference the Registrant's 1998 Annual Report to Stockholders; Part III incorporates herein by reference portions of the Registrant's Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 6, 1999.

   The Exhibit Index begins on page 20.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

General

   Humana Inc. is a Delaware corporation organized in 1961. Its principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202 and its telephone number at that address is (502) 580-1000. As used herein, the terms "the Company" or "Humana" include Humana Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, changes in the Medicare reimbursement system, renewal of the Company's Medicare contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program and renewal of the Company's Medicaid contracts with various state governments. Such factors also include the effects of other general business conditions, including but not limited to, the Company's ability to integrate its acquisitions, the Company's ability to appropriately address the "Year 2000" computer system issue, government regulation, competition, premium rate and yield changes, retrospective premium adjustments relating to federal government contracts, medical and pharmacy cost trends, changes in Commercial and Medicare HMO membership, operating subsidiary capital requirements, the ability of health care providers (including physician practice management companies) to comply with current contract terms, the effect of provider contract rate negotiations, general economic conditions and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

   Since 1983, the Company has been a health services company that facilitates the delivery of health care services through networks of providers to its approximately 6.2 million medical members. The Company's products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures and risk-sharing arrangements with providers. These providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. During 1998, the Company began an initiative to increase the amount of medical cost risk assumed by certain of its provider partners related primarily to its HMO products. As a result, at December 31, 1998, approximately 50 percent and 70 percent of its Commercial and Medicare HMO membership, respectively, were under various forms of risk-sharing arrangements. The Company also offers various specialty products to employers, including dental, group life and workers' compensation, and administrative services ("ASO") to those who self-insure their employee health plans.

   The Company markets and distributes its products to three distinct customer groups and, therefore, reports operations in three business segments. Results of each segment are measured based on premium revenues and underwriting margin (premium revenues less medical expenses). The Company does not allocate assets or administrative costs to the segments and, therefore, does not measure results based on segment assets or pretax profits. Members from all three segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent.

   In the Commercial segment, the Company markets and distributes its fully-insured HMO, PPO, specialty and ASO products to large group employers (over 100 employees) and small group employers. Premium revenue pricing to large group employers has historically been more competitive than that to small group employers, resulting in less favorable underwriting margins for large groups. At December 31, 1998, the Company had a total of 3,261,500 fully-insured Commercial members and provided claims processing, utilization review and other administrative services to 646,200 ASO members.

   In the Public Sector segment, the Company markets and distributes its Medicare and Medicaid products to individuals eligible for these government-sponsored programs. The products marketed to Medicare-eligible individuals are either HMO products ("Medicare HMO") or indemnity insurance policies that supplement Medicare benefits ("Medicare supplement"). At December 31, 1998, the Company had 502,000 Medicare HMO members and 56,600 Medicare supplement members. The Company facilitates the delivery of health care services to Medicaid-eligible individuals under contracts generally renewable annually with various states except for a two-year contract with the Commonwealth of Puerto Rico. The Puerto Rico contract, previously scheduled to expire on March 31, 1999, has been extended one month to April 30, 1999. The Company does not expect to be able to renew the contract in Puerto Rico under favorable terms and, therefore, has announced its intention to close this market when the contract expires. At December 31, 1998, the Company had 643,800 Medicaid members, approximately 442,000 of which were in Puerto Rico.

   The Company's third segment is TRICARE. In this segment, the Company facilitates the delivery of health care services to the dependents of active military personnel and retired military personnel and their dependents located in the Southeastern United States. The Company is in the third year of its contract with the United States Department of Defense, which is renewable annually for up to two additional years. As encouraged by government regulation, TRICARE is managed by a separate management team and is more autonomous than the Company's Commercial and Public Sector segments, which generally share sales, marketing, customer service, medical management and claims processing functions of the Company. Three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced co-payments by using a network of preferred providers. The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. At December 31, 1998, the Company had 1,085,700 TRICARE members.

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

Commercial Products

 HMO

   An HMO provides prepaid health care services to its members through a network of independent primary care physicians, specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners and pediatricians. Generally, access to specialty physicians and other health care providers must be approved by the member's primary care physician. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers and durable medical equipment suppliers. Because access to these other health care providers must generally be approved by the primary care physician, the HMO product is the most restrictive form of managed care.

   At December 31, 1998, the Company owned and operated 14 actively licensed HMOs, which contracted with approximately 78,300 physicians (including approximately 22,200 primary care physicians) and approximately 1,060 hospitals. In addition, the Company had approximately 8,100 contracts with other providers to provide services to HMO members.

   An HMO member, typically through the member's employer, pays a monthly fee which generally covers, with minimal co-payments, health care services received from or approved by the member's primary care physician. For the year ended December 31, 1998, Commercial HMO premium revenues totaled approximately $2.3 billion or 24 percent of the Company's total premium revenues. Approximately $182 million of the Company's Commercial HMO premium revenues for the year ended December 31, 1998 were derived from contracts with the United States Office of Personnel Management ("OPM"), under which the Company facilitates the delivery of health care services to approximately 117,000 federal civilian employees and their dependents. Pursuant to these contracts, payments made by OPM may be retrospectively adjusted downward by OPM if an audit discloses that a comparable product was offered by the Company to a similar size subscriber group at a lower premium rate than that offered to OPM. Management believes that any retrospective adjustments as a result of OPM audits will not have a material impact on the Company's financial position, results of operations or cash flows.

 PPO

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

   At December 31, 1998, approximately 85,300 physicians and approximately 1,020 hospitals contracted directly with the Company to provide services to PPO members. The Company also had approximately 6,200 contracts (including certain contracts which also service the Company's HMOs) with other providers to provide services to PPO members. In addition, the Company had access to 28 leased provider networks throughout the country.

   For the year ended December 31, 1998, Commercial PPO premium revenues totaled approximately $2.7 billion or 28 percent of the Company's total premium revenues.

   The Company expects that 1999 Commercial HMO and PPO premium rates will increase approximately 5 to 7 percent from 1998 levels. Over the last four years, changes in the Company's Commercial HMO and PPO premium rates have ranged between an approximate 2 percent decrease for the year ended December 31, 1995, to an approximate 4 percent increase for the year ended December 31, 1998, with an average increase of approximately 1 percent.

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

   Humana contracts with the federal government's Health Care Financing Administration ("HCFA") to facilitate the delivery of medical benefits in exchange for a fixed monthly payment per member to Medicare-eligible individuals residing in the geographic areas in which its HMOs operate. Individuals who elect to participate in these Medicare programs are relieved of the obligation to pay some or all of the deductible or coinsurance amounts but are generally required to use exclusively the services provided by the HMO and are required to pay a Part B premium to the Medicare program. In 1998, the enrollee paid the HMO a premium only in cases where the HMO facilitates the delivery of additional benefits and where competitive market conditions permit. At December 31, 1998, approximately 73,000 members in 16 markets were paying premiums which totaled approximately $22 million in 1998.

 Medicare HMO

   A Medicare HMO product involves a contract between an HMO and HCFA pursuant to which HCFA makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual who chooses to enroll for coverage in the HMO. Membership may be terminated by the member at any time during the month. The fixed monthly payment is determined by formula established by federal law.

   As of January 1, 1999, the Company facilitates the delivery of Medicare HMO services under 10 contracts with HCFA in 11 states. Management believes that additional Medicare HMO growth opportunities exist because only approximately 15 percent of the country's Medicare-eligible beneficiaries are enrolled in managed care programs similar to those offered by the Company. The Company intends to pursue those opportunities in markets which meet the Company's long-term growth strategies.

   At December 31, 1998, HCFA contracts covered approximately 502,000 Medicare HMO members for which the Company received premium revenues of approximately $2.9 billion or 30 percent of the Company's total premium revenues for 1998. At December 31, 1998, one such HCFA contract covered approximately 264,000 members in Florida and accounted for premium revenues of approximately $1.5 billion, which represented 52 percent of the Company's HCFA premium revenues or 16 percent of the Company's total premium revenues for 1998. HCFA contracts are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Management believes termination of the HCFA contract covering the members in Florida would have a material adverse effect on the revenues, profitability and business prospects of the Company.

   As more fully discussed in the "Health Care Reform-National" section, the Balanced Budget Act of 1997 ("BBA") included provisions that altered the methodology for payment effective January 1, 1998 in the Medicare program. The Company's 1999 average rate of statutory increase under the HCFA contracts is approximately 2 percent. Over the last five years, annual increases have ranged from as low as the January 1998 and 1999 increases of 2 percent to as high as 10 percent in January 1996, with an average of approximately 5 percent, including the January 1999 increase. Cost saving initiatives and continuation of risk-sharing strategies are necessary to mitigate the effect of lower Medicare reimbursement rates.

   The loss of the Company's HCFA contracts or significant changes in the Medicare HMO program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company.

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

   At December 31, 1998, the Company facilitated the delivery of Medicare supplement benefits for approximately 56,600 members. For the year ended December 31, 1998, Medicare supplement premium revenues totaled approximately $68 million or 1 percent of the Company's total premium revenues.

Medicaid Products

   Medicaid is a federal program that is state-operated to facilitate the delivery of health care services to low-income residents. Each state which chooses to do so develops, through a state specific regulatory agency, a Medicaid managed care initiative which must be approved by HCFA. HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently use either a formal proposal process reviewing many bidders or award individual contracts to qualified bidders which apply for entry to the program. In either case, the contractual relationship with the state is generally for a one-year period. Management believes that the risks associated with participation in a state Medicaid managed care program are similar to the risks associated with the Medicare HMO product discussed previously. In both instances, the Company receives a fixed monthly payment from a government agency for which it is required to facilitate the delivery of managed health care services to enrolled members. Due to the increased emphasis on state health care reform and budgetary constraints, more states are utilizing a managed care product in their Medicaid programs.

   The Company also maintains a two-year contract with the Commonwealth of Puerto Rico to facilitate the delivery of health care services to Medicaid-eligible individuals. The Puerto Rico contract, previously scheduled to expire March 31, 1999, has been extended one month to April 30, 1999. The Company does not expect to be able to renew the contract with the Commonwealth of Puerto Rico under favorable terms and, therefore, has announced its intention to close this market when the contract expires. For the year ended December 31, 1998, premium revenues from the Company's Medicaid products totaled approximately $554 million or 6 percent of the Company's total premium revenues. It is anticipated that Medicaid premium revenues will approximate 3 percent of the Company's total 1999 premium revenues. At December 31, 1998, the Company had approximately 201,800 and 442,000 Medicaid members in four states and the Commonwealth of Puerto Rico, respectively.

TRICARE

   In 1993, the Company established Humana Military Healthcare Services, Inc. (a wholly-owned subsidiary of the Company), to enter into contracts to facilitate the delivery of managed care services to the dependents of active military personnel and retired military personnel and their dependents. In November 1995, the United States Department of Defense awarded the Company its first TRICARE contract covering approximately 1.1 million eligible beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee and Eastern Louisiana.

   On July 1, 1996, the Company began facilitating the delivery of managed health care services to these approximate 1.1 million eligible beneficiaries under a potential five-year contract (a one-year contract renewable annually for up to two additional years). The government exercised its option to extend the contract for one additional year effective July 1, 1998. The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. Three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced co-payments by using a network of preferred providers. TRICARE premium revenues were approximately $800 million or 8 percent of the Company's total premium revenues for the year ended December 31, 1998.

   The Company will actively seek opportunities to facilitate the delivery of managed care services to beneficiaries of federal and state programs, including other TRICARE contracts.

Other Related Products

   The Company offers various specialty products to employers, including dental, group life and workers' compensation, and administrative services ("ASO") to those who self-insure their employee health plans. Specialty and administrative services membership at December 31, 1998 totaled approximately
2.6 million members and 646,200 members, respectively. Specialty product premium revenues were approximately $239 million or 3 percent of the Company's total premiums for the year ended December 31, 1998.

   The following table lists the Company's premium revenue for the year ended December 31, 1998, by product and segment:

                                PREMIUM REVENUE
                                 (In millions)

                                                                         Percent
                                                 Public                    of
                                      Commercial Sector  TRICARE Total    Total
                                      ---------- ------  ------- ------  -------
HMO..................................   $2,330      --     --    $2,330    24.3%
PPO..................................    2,688      --     --     2,688    28.0
Medicare HMO.........................      --    $2,918    --     2,918    30.4
Medicare supplement..................      --        68    --        68     0.7
Medicaid.............................      --       554    --       554     5.8
TRICARE..............................      --       --    $800      800     8.3
Specialty............................      239      --     --       239     2.5
                                        ------   ------   ----   ------   -----
  Total..............................   $5,257   $3,540   $800   $9,597   100.0%
                                        ======   ======   ====   ======   =====
  Percent of total...................     54.8%    36.9%   8.3%   100.0%
                                        ======   ======   ====   ======

Provider Arrangements

   In certain situations the Company's HMOs contract with individual or groups of primary care physicians, generally for an actuarially determined, fixed, per-member-per-month fee called a "capitation" payment. Under these arrangements, physicians are paid a fixed amount to provide services to their members. These contracts typically obligate primary care physicians to provide or make referrals to specialty physicians and other providers for the provision of all covered managed health care services to HMO members. The capitation payment does not vary with the nature or extent of services to the member and is generally designed to shift a portion of the HMOs' financial risk to the primary care physician. The degree to which the Company uses capitation arrangements varies by provider.

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

   The focal point for cost control in the Company's HMOs is the primary care physician who, under contract, provides services and controls utilization of appropriate services by directing or approving hospitalization and referrals to specialists and other providers. Cost control is further achieved by directly negotiating provider discounts. Cost control in the Company's PPOs is achieved primarily by establishing a cost-effective network of participating health care providers and providing incentives for members to use such providers. These providers are generally paid on a negotiated fee-for-service basis. With respect to both HMO and PPO products, cost control is further achieved through the use of a utilization review system designed to allow only necessary hospital admissions, lengths of stay and necessary or appropriate medical procedures. The Company's HMOs and PPOs generally contract for hospital services under per-diem arrangements for inpatient hospital services and discounted fee-for-service arrangements for outpatient services. During the year ended December 31, 1998, approximately 35 percent of the Company's total medical costs were for services provided to its members in hospitals or related facilities.

   The Company has certain other risk-sharing contracts whereby providers also assume a specified level of risk for covered managed care services to its members. Under these risk-sharing arrangements called global capitation contracts, providers are paid a monthly capitation payment per covered member to assume risk for all managed care services including professional and institutional (i.e. hospital) costs. The capitation payments are based on a specified percentage of premiums (typically 78 to 88 percent).

   During 1998, the Company began an initiative to increase the amount of HMO product medical cost risk assumed by certain of its provider partners. As a result, at December 31, 1998, approximately 50 percent and 70 percent of its Commercial and Medicare HMO membership, respectively, were under some form of risk sharing arrangements. Under all of its risk-sharing arrangements, the Company remains financially responsible for the provision of covered medical services if its contractors fail to perform their obligations under the contract.

   Prior to 1998, the Company employed physicians providing services to members in markets where it operated health centers or staff model HMOs. As part of its ongoing strategy of identifying and assessing non-strategic assets, the Company reached separate agreements during 1998 whereby certain provider groups or systems assumed the operations of most of Humana's health centers. The agreements relate to approximately 440 physicians formerly employed by Humana and approximately 361,000 members of the Company's health centers.

   The Company continually contracts and seeks to renew contracts with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations and cash flows could be adversely impacted. Currently, the Company is in negotiations with a major provider and is unable to predict the impact of these negotiations on future contract rates.

   During 1998, the Company continued its Hospital Inpatient Management System ("HIMS") which allows specially trained physicians to manage the entire range of medical care while an HMO member is in the hospital, and coordinate the member's discharge and care after discharge. The Company also continues to implement several disease management programs in various markets. Under these arrangements, the Company provides financial incentives for contractors to provide the full range of care to members with respect to a particular high risk or chronic disease in a quality, cost-effective manner. These programs include congestive heart failure, prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes and breast cancer screening.

Quality Assessment and Customer Service

   Access to high quality health care services is an important element of the Company's business. All of the Company's contracts require that the provider participate in the Company's quality assurance program. Physician participation in the Company's HMOs and PPOs is conditioned upon the physician meeting the Company's requirements concerning the physician's professional qualifications. When considering whether to contract with a physician for HMO participation, the Company performs or contracts for on-going credentialing verifications and peer review that meet both regulatory and accrediting agency standards.

   The Company has a program in place to monitor important aspects of HMO plan-wide service and quality indicators with oversight by a board and senior management committee. Such indicators as credentialing, quality concerns, customer service, disenrollment and satisfaction are measured against standards. Another measure of quality is the reporting of Health Plan Employer Data Information Sets ("HEDIS"), which the Company has been reporting since June 1994. HEDIS is useful to purchasers of managed health care services to measure individual health plan quality and service. Each HMO has in place a peer review procedure which is implemented by a quality management committee ("QMC"). This committee is headed by the HMO's medical director and is composed of physicians and physician group representatives. The QMC performs an initial evaluation of applicants for credentialing and reviews all providers on a periodic basis to monitor the appropriateness of members' care.

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

   NCQA performs site reviews of standards for quality improvement, credentialing, utilization management, medical records, preventive health services and member rights and responsibilities. As of January 31, 1999, eight of Humana's HMOs have achieved full accreditation from NCQA. Humana Medical Plan, Inc., in its South Florida and Tampa Bay markets, Humana Health Plan, Inc., in its Chicago market, Humana Health Plan, Inc. and Humana Kansas City, Inc., in the Kansas City market, Humana Health Plan of Ohio, Inc. dba ChoiceCare in the Cincinnati market and Humana Health Plan, Inc., HMPK, Inc. and HPlan, Inc. in the Louisville market. In addition, Humana Medical Plan, Inc. in its North Florida (Jacksonville) and Central Florida (includes Daytona and Orlando areas) are fully accredited by NCQA pending limited merger reviews. The limited merger reviews will assess the integration of the fully accredited PCA Health Plans that Humana acquired during 1997. Humana also has an NCQA accreditation survey scheduled for the Texas market in July 1999. This survey will include Humana Health Plan of Texas, Inc., Humana HMO Texas, Inc. and PCA Health Plans of Texas, Inc., located in the San Antonio, Austin, Corpus Christi, Dallas and Houston markets.

   JCAHO reviews rights, responsibilities and ethics, continuum of care, education and communication, leadership, management of information and human resources, and network performance. JCAHO also evaluates the mechanisms the organization has established to ensure continuous quality improvement. Humana Medical Plan, Inc., in Humana's Ft. Walton market received a three-year accreditation from JCAHO during 1998.

The Company's Y2K Readiness Disclosure Statement

   The Company operates one of the largest managed care data centers in the nation. The primary computing facility is located in Louisville, Kentucky with a satellite operation in Green Bay, Wisconsin. In 1998, Humana's Information Systems organization included 950 associates with an annual operating budget of $135 million. The Company's application systems are largely developed and maintained in-house by a staff of 400 application programmers who are versed in the use of state-of-the-art technology. All application systems are fully integrated and automatically pass data through various system processes. The information systems support marketing, sales, underwriting, contract administration, billing, financial, and other administrative functions as well as customer service, authorization and referral management, concurrent review, physician capitation and claims administration, provider management, quality management and utilization review.

   The Company internally develops most of its own application systems software. All application systems must comply with strict standards for data integrity, file compatibility and architectural requirements. The Company maintains a central project coordination function and an architectural review function that ensure consistency across the application portfolio. The Company has subscribed to automated file processes and integrated data architectures for over twenty-five years.

   The Year 2000 issue is the result of two potential malfunctions that may have an impact on the Company's systems and equipment. The first potential malfunction is the result of computers being programmed to use two rather than four digits to define the applicable year. The second potential malfunction arises where embedded microchips and micro-controllers have been designed using two rather than four digits to define the applicable year. As a result, certain of the Company's date-sensitive computer programs, building infrastructure components and medical devices, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem may result in computer system and program failures or equipment malfunctions that could result in a disruption of business operations (such as the payment of medical claims, premium billing and collection, and membership enrollment verification as well as the use of medical equipment such as heart defibrillators).

   Humana's Information Systems organization operates in a centralized manner. The Company's data center and the majority of its programming and support staff are located at its corporate offices in Louisville, Kentucky. A Year 2000 project management office is in place to oversee the progress made in the assessment and correction of the Company's Year 2000 exposures.

   In general, the Company's Year 2000 project consists of four phases-- assessment, remediation, validation, and implementation--and is categorized into the following four components:

     Information Technology (IT)--software essential for day-to-day operations including both internally developed software and third party software which interfaces therewith.

     IT Infrastructure--mainframe, network, telecommunications interfaces and self-contained operating systems.

     Third party business partners and intermediaries--entities on which the Company relies for transmission and receipt of claims, and encounter, membership and payment information, including federal and state governmental agencies such as the Health Care Financing Administration.

     Non-IT Infrastructure--telecommunications equipment, elevators, public safety equipment (i.e., security and fire), medical equipment and HVAC systems.

   The Company commenced the assessment of its Year 2000 exposures in 1996. Remediation efforts of internally developed software and third party software applications have also begun. The Company's plan is to have modified all critical mainframe systems and components in time for such systems and components to utilize the updated Year 2000 logic during the second quarter of 1999. Modifying all critical systems and components by the second quarter of 1999 will enable the majority of the modified programs to run in a production environment for a considerable period of time before encountering Year 2000 data. Of the Company's 98 mainframe systems identified in the assessment, 92 have been renovated, validated and are currently operating using the updated Year 2000 logic. During 1999, the remaining 6 systems will be modified, upgraded, or replaced and all systems will continue to be monitored and tested to ensure that they will function properly after December 31, 1999. In addition, the Company is in the process of contacting vendors, third party business partners and intermediaries in an effort to obtain the information necessary to address Year 2000 issues. The Company anticipates completing, in all material respects, its Year 2000 project by the end of the third quarter 1999. The Company's efforts are currently progressing on plan.

   The Year 2000 project is currently estimated to have a minimum total cost of approximately $25 million. Project to date costs total $19.5 million, including $18.5 million during the year ended December 31, 1998. Year 2000 expenses represented less than 15 percent of the Information Systems budget during 1998. Year 2000 costs are expensed as incurred and funded through operating cash flow.

   The extent and magnitude of the Year 2000 project, as it will affect the Company both before and for some period after January 1, 2000, are difficult to predict or quantify. As a result, the Company has recently undertaken the development of contingency plans in the event that its Year 2000 project is not completed in an accurate or timely manner. The Company has identified five major functional areas, covering 20 operational subdivisions, that will require contingency plans. The five major functional areas are: providers, service centers, suppliers and vendors, customers and brokers, and banking and finance. The Company is in the process of developing and refining alternative operating procedures for each functional area. Additionally, a tracking system is being developed to monitor the implementation of these procedures.

   While the Company presently believes that the timely completion of its Year 2000 project will limit exposure so that the Year 2000 will not pose material operational problems, the Company does not control third party systems. Although the Company is contacting third parties, the Company has not received assurances that all third party interfaces will be converted in a timely manner. Additionally, if Year 2000 modifications or upgrades are not accomplished in a timely manner or proper contingency plans are not implemented, Year 2000 failures which may result could have a material adverse impact on the Company's results of operations or its financial position.

   The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, considering assumptions of future events including the continued availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from plan. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the ability of the Company's significant suppliers, customers and others with which it conducts business, including federal and state governmental agencies, to identify and resolve their own Year 2000 issues.

Sales and Marketing

   Individuals become members of the Company's Commercial HMOs and PPOs through their employer or other groups which typically offer employees or members a selection of managed health care products, pay for all or part of the premiums and make payroll deductions for any premiums payable by the employees. The Company attempts to become an employer's or group's exclusive source of managed health care benefits by offering HMO and PPO products that facilitate the delivery of cost-effective quality care consistent with the needs and expectations of the employees or members.

   The Company uses various methods to market its Commercial and Public Sector products, including television, radio, telemarketing and mailings. At December 31, 1998, the Company used approximately 47,800 licensed independent brokers and agents and approximately 500 licensed employees to sell the Company's Commercial products. Many of the Company's employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. The Company generally pays brokers a commission based on premiums, with commissions varying by market and premium volume.

   At December 31, 1998, the Company used approximately 6,200 licensed independent brokers for referrals and approximately 1,100 employed sales representatives, who are each paid a salary and/or per member commission, to market the Company's Medicaid and Medicare products. The Company also used approximately 500 telemarketing representatives who assisted in the marketing of Medicaid and Medicare products by making appointments for broker/sales representatives with prospective members.

   The following table lists the Company's medical membership at December 31, 1998, by state and product:

                              MEDICAL MEMBERSHIP
                                (In thousands)

                                    Commercial                       Public Sector
                         -------------------------------- ------------------------------------
                                                                                        Total                  Percent
                                                 Total    Medicare           Medicare  Public                    of
                           PPO     HMO    ASO  Commercial   HMO    Medicaid Supplement Sector  TRICARE  Total   Total
                         ------- ------- ----- ---------- -------- -------- ---------- ------- ------- ------- -------
Florida................    203.7   307.3   5.9    516.9    264.1    129.3       5.0      398.4   414.6 1,329.9   21.4%
Texas..................    314.1   318.8  18.4    651.3     79.2     38.4       5.7      123.3     0.0   774.6   12.5%
Illinois...............    255.5   292.2  75.8    623.5     70.4     13.7       0.1       84.2     0.0   707.7   11.4%
Puerto Rico............     28.8    25.2   0.0     54.0      0.0    441.9       0.0      441.9     0.0   495.9    8.0%
Wisconsin..............     82.1   109.4 278.7    470.2      2.3     20.5       0.0       22.8     0.0   493.0    8.0%
Kentucky...............    207.4   101.3  18.3    327.0     13.1      0.0      30.1       43.2     0.0   370.2    6.0%
Georgia................     88.1     7.3  13.4    108.8      0.0      0.0       3.2        3.2   258.8   370.8    6.0%
Ohio...................    100.1   219.0  49.0    368.1     15.2      0.0       0.0       15.2     0.0   383.3    6.2%
Missouri/ Kansas.......     41.1   101.3  14.5    156.9     24.6      0.0       5.7       30.3     0.0   187.2    3.0%
Indiana................     91.0     0.0  27.5    118.5      0.0      0.0       0.0        0.0     0.0   118.5    1.9%
South Carolina.........      0.0     0.0   0.0      0.0      0.0      0.0       0.0        0.0   135.5   135.5    2.2%
Tennessee..............     68.4     0.0  16.2     84.6     33.1      0.0       0.0       33.1    70.1   187.8    3.0%
Other..................    294.5     4.9 128.5    427.9      0.0      0.0       6.8        6.8   206.7   641.4   10.4%
                         ------- ------- -----  -------    -----    -----      ----    ------- ------- -------  -----
 Total.................  1,774.8 1,486.7 646.2  3,907.7    502.0    643.8      56.6    1,202.4 1,085.7 6,195.8  100.0%
                         ======= ======= =====  =======    =====    =====      ====    ======= ======= =======  =====

Risk Management

   Through the use of internally developed underwriting criteria, the Company determines the risk it is willing to assume and the amount of premium to charge for its Commercial products. In most instances, employers and other groups must meet the Company's underwriting standards in order to qualify to contract with the Company for coverage. Small group reform laws in some states have imposed regulations which provide for guaranteed issue of certain health insurance products and prescribe certain limitations on the variation in rates charged based upon assessment of health conditions.

   Underwriting techniques are not employed in connection with Medicare HMO products because HCFA regulations require the Company to accept all eligible Medicare applicants regardless of their health or prior medical history. The Company also is not permitted to employ underwriting criteria for the Medicaid product but rather follows HCFA and state requirements. In addition, with respect to the TRICARE contract, no underwriting techniques are employed because the Company must accept all eligible beneficiaries who choose to participate.

Competition

   The managed health care industry is highly competitive and contracts for the sale of Commercial products are generally bid or renewed annually. The Company's competitors vary by local market and include Blue Cross/Blue Shield (including HMOs and PPOs owned by Blue Cross/Blue Shield plans), national insurance companies and other HMOs and PPOs. Many of the Company's competitors have more membership in local markets or greater financial resources. The Company's ability to sell its products and to retain customers is or may be influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other managed health care providers, utilization review, claims processing, administrative efficiency, relationships with agents, quality of customer service and accreditation results.

Government Regulation

   Of the Company's 14 actively licensed HMO subsidiaries, nine are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. To obtain federal qualification, an HMO must meet certain requirements, including conformance with benefit, rating and financial reporting standards. In certain markets, and for certain products, the Company operates HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

   Six subsidiaries (Humana Medical Plan, Inc., Humana Health Plan of Texas, Inc., Humana Health Plan, Inc., Humana Kansas City, Inc., Humana Health Plan of Ohio, Inc. and Humana Wisconsin Health Organization Insurance Corporation) are qualified under HCFA's Medicare+Choice program to sell Medicare HMO products in 11 states.

   HCFA conducts audits of HMOs qualified under its Medicare+Choice program at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMO's administration and management (including management information and data collection systems), fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing and complaint systems.

   HCFA requires an independent review of medical records and quality of care and all denied claims and service complaints which are not resolved in favor of a member. All advertising and member communication materials require review and approval by HCFA.

   HCFA regulations require quarterly and annual submission of financial statements. In addition, HCFA requires certain disclosures to HCFA and to Medicare beneficiaries concerning operations of a health plan qualified under the Medicare+Choice program. Financial arrangements and incentive plans between an HMO and physicians in the HMO's networks are an important area within the HCFA regulations for qualified HMOs. These rules also require certain levels of stop-loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume. The reporting of certain health care data contained in HEDIS is another important HCFA disclosure requirement.

   The Company's Medicaid products are regulated by the applicable state agency in the state in which the Company sells a Medicaid product and the Commonwealth of Puerto Rico, in conformance with federal approval of the applicable state plan, and are subject to periodic reviews by these agencies. The reviews are similar in nature to those performed by HCFA.

   Laws in each of the states and the Commonwealth of Puerto Rico in which the Company operates its HMOs, PPOs and other health insurance-related services regulate the Company's operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing and advertising. The HMO, PPO and other health insurance-related products offered by the Company are sold under licenses issued by the applicable insurance regulators and are required to be in compliance with certain minimum capital requirements. These requirements must be satisfied by investing in approved investments that generally cannot be used for other purposes. Under state laws, the Company's HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance, and its HMOs are audited for compliance with health services standards by respective state departments of health. Most states' laws require such audits to be performed at least triennially.

   The Company and its licensed subsidiaries are subject to regulation under state insurance holding company and Commonwealth of Puerto Rico regulations. These regulations require, among other things, prior approval and/or notice of certain material transactions, including dividend payments, intercompany agreements and the filing of various financial and operational reports.

   The National Association of Insurance Commissioners has recommended that states adopt a risk-based capital ("RBC") formula for companies established as HMO entities. The RBC provisions may require new minimum capital and surplus levels for some of the Company's HMO subsidiaries. The Company does not expect that the RBC provisions will have a material impact on its financial position, results of operations or cash flows.

   Management works proactively to ensure compliance with all governmental laws and regulations affecting the Company's business.

Health Care Reform

   There continue to be diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation's health care system.

 National

   In 1997, Congress passed the Balanced Budget Act, including the establishment of the Medicare+Choice program, which revised the structure of and reimbursement for private health plan options for Medicare enrollees. The BBA sought to expand the options available to Medicare enrollees by permitting HCFA to contract with many types of managed care plans, including provider sponsored organizations ("PSO"), and creating a new private fee-for-service option. Few PSOs have applied for participation in the Medicare+Choice programs. Federal reimbursement was also modified so that the premiums paid by HCFA will be adjusted to take into account, on an increasing basis, a blend of national and local health care cost factors, rather than only local costs-- starting with a 10% national factor in 1998 and moving to a 50% national factor by 2003. In addition, starting in January 1999, the Company's Medicare reimbursement will be reduced through the assessment of .355 percent of premium (approximately $11 million), designed to fund a national senior education program. The 1998 assessment was .428 percent.

   In addition, the BBA also required that HCFA modify Medicare reimbursement by developing health-risk premium adjustments to better estimate the actual cost for individual beneficiaries. In January 1999, HCFA released the preliminary Year 2000 premium rates and the risk adjusted payment amounts with a phased-in approach, moving to a 100% health-risk adjusted premium by the year 2004. Congress is evaluating the impact the methodology will have on Medicare+Choice plans relative to current and future enrollment. Congress also is evaluating the impact of other BBA provisions in light of the withdrawals of several health plans, including those operated by Humana, from certain Medicare markets characterized by high medical costs, inadequate reimbursement rates and/or unsatisfactory provider contract arrangements. The Company is in the process of preparing Medicare rate and benefit filings for Year 2000 and is considering benefit reductions, increased member premiums and out-of-pocket expenses to mitigate the effect of the lower Medicare reimbursement established by the BBA.

   Other proposals under consideration by Congress include greater government oversight over private health insurance. In addition, the President and the President's Advisory Commission on Consumer Protection and Quality in the Health Care Industry have made recommendations for enhancing certain consumer health insurance rights. It is expected that both the House and the Senate will consider specific legislation authorizing certain patient protections in private health insurance during 1999.

 State

   A number of states have enacted some form of managed care reform. Issues relating to managed care consumer protection standards, including increased plan information disclosure, expedited grievance and appeals procedures, third party review of certain medical decisions, health plan liability, access to specialists and confidentiality of medical records continue to be under discussion. Further, proposals that place restrictions on the selection and termination of participating health care providers also are receiving review. A few states are also expected to consider small group purchasing alliance legislation.

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

Other

 Captive Insurance Company

   The Company insures substantially all professional liability risks through a wholly-owned subsidiary (the"Subsidiary"). The annual premiums paid to the Subsidiary are determined by independent actuaries. The Subsidiary reinsures levels of coverage for losses in excess of its retained limits with unrelated insurance carriers.

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

Employees

   As of December 31, 1998, the Company had approximately 16,300 employees, including approximately 300 employees covered by collective bargaining agreements. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2. PROPERTIES

   The Company owns its principal executive office, which is the Humana Building, located at 500 West Main Street, Louisville, Kentucky 40202.

   The Company owns or leases medical centers ranging in size from approximately 1,500 to 80,000 square feet. Most of the medical centers are leased or subleased to providers within Humana's network. The Company's administrative market offices are generally leased, with square footage ranging from approximately 700 to 89,000. The following chart lists the location of properties used in the operation of the Company at December 31, 1998:

                                               Medical      Administrative
                                               Centers         Offices
                                             ------------ ----------------
                                             Owned Leased   Owned   Leased    Total
                                             ----- ------  -------  -------  -----
Florida.....................................    6    82          3       22   113
Illinois....................................    8    18         --       10    36
Puerto Rico.................................   --    --         --       21    21
Texas.......................................    5     4          8        2    19
Kentucky....................................    8     5          3        2    18
Missouri/Kansas.............................    3     5          2        0    10
Wisconsin...................................   --    --          1        8     9
California..................................   --    --         --        7     7
Ohio........................................   --    --         --        6     6
Other.......................................    1     3          1       46    51
                                              ---   ---    -------  -------   ---
Total.......................................   31   117         18      124   290
                                              ===   ===    =======  =======   ===

   In addition, the Company owns buildings in Louisville, Kentucky, San Antonio, Texas, Green Bay, Wisconsin and Jacksonville, Florida, and leases facilities in Madison, Wisconsin, all of which are used for customer service and claims processing. The Louisville and Green Bay facilities also perform enrollment processing and other corporate functions.

ITEM 3. LEGAL PROCEEDINGS

   A class action lawsuit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada. On August 18, 1997, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court ("Petition") requesting the Supreme Court to reverse the Ninth Circuit's decision to reinstate the claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO") on behalf of a class of insureds who paid coinsurance at Humana hospitals (the "Co-Payer Class"). The petition was granted by the Supreme Court on June 22, 1998. Oral arguments on the Company's Petition were heard on November 30, 1998. In a decision issued on January 20, 1999, the Supreme Court upheld the decision of the Ninth Circuit and reinstated the RICO claim of the Co-Payer Class. The Ninth Circuit also reinstated an antitrust claim that had been dismissed by the District Court. The Company requested summary judgment in the District Court on that Claim on October 6, 1997. That request was denied on September 21, 1998. The Company has requested the District Court to reconsider its decision. The plaintiffs have filed their Fourth Amended Complaint and a motion for leave to file a Fifth Amended Complaint reasserting an ERISA claim and adding new RICO and antitrust claims. The company filed a motion to dismiss the Fourth Amended Complaint and a motion opposing the plaintiffs' request to file the Fifth Amended Complaint. The motions are pending before the District Court. The trial on the claims, which was scheduled to begin on February 23, 1998, has been postponed.

   On April 22, 1993, an alleged stockholder of the Company filed a purported shareholder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled Lewis v. Austen, et al, Civil Action No. 12937. The action was purportedly brought on behalf of the Company and Galen Health Care, Inc.

("Galen") against all of the directors of both companies at the time Galen was spun off from the Company alleging, among other things, that the defendants had improperly amended the Company's existing stock option plans to bifurcate their existing options to allow employees of each company to receive options in the stock of the other company. The challenged amendment to the plan was approved by the Company's stockholders at the 1993 Annual Meeting of Stockholders. The defendants filed a motion to dismiss the case in October 1995. A hearing on this motion was held on January 26, 1999. The decision is still pending. The Company believes that the complaint is without merit.

   Between November 19, 1997 and December 11, 1997, three related, purported class action complaints entitled (i) Medhat Reiser v. PCA, et al, Civil Action No. 97-3678 (S.D. Fla.) (Middlebrooks, J.), (ii) Janice Wells and Stewart Colton v. PCA, et al, Civil Action No. 97-3832 (King, J.), and (iii) David Applestein v. PCA, et al, Civil Action No. 97-4030 (Nesbitt, J.), were filed in the United States District Court for the Southern District of Florida by purported former stockholders of Physician Corporation of America ("PCA") against PCA and certain of its former directors and officers. By order entered February 13, 1998, the three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation, Civil Action No. 97-3678 (S.D. Fla.) (Middlebrooks, J.). The Reiser, Wells and Applestein complaints contain the same or substantially similar allegations; namely, that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. Count I of all three complaints is premised on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and Count II on alleged violations of Section 20(a) of the 1934 Act. All three complaints seek certification of a class of stockholders who purchased shares of PCA common stock from May 1996 through March 1997, as well as money damages plus prejudgment interest in an unspecified amount, and costs and expenses including attorneys fees. On February 19, 1999, the U.S. District Court denied PCA's motion to dismiss. The Company believes that the allegations in the above complaints are without merit and intends to pursue the defense of the consolidated action vigorously.

   Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury claims are covered by insurance from the Subsidiary and excess carriers, except punitive damages generally are not paid where claims are settled and generally are awarded only where a court determines there has been a willful act or omission to act.

   Government regulators conduct reviews from time to time to audit compliance with government regulations and statutes, and those reviews may result in fines or other payments. Management does not believe that any pending and threatened legal actions and audits by agencies that regulate the Company will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

   Set forth below are names and ages of all of the current executive officers of the Company as of March 1, 1999, their positions, date of election to such position and the date first elected an officer of the Company:

                                                                 First Elected
           Name           Age             Position                  Officer
           ----           ---             --------               -------------
                              President and Chief Executive
 Gregory H. Wolf.........  42 Officer and Director                 10/95(1)
 Kenneth J. Fasola.......  39 Senior Vice President--Sales,        05/96(2)
                               Marketing and Business
                               Development
                              Senior Vice President--Health
 Michael B. McCallister..  46 System Management                    09/89(3)
                              Senior Vice President and Chief
 James E. Murray.........  45 Financial Officer                    08/90(4)
 David R. Nelson.........  44 Vice President and Chief Actuary     09/96(5)
                              Senior Vice President--National
 Bruce D. Perkins........  44 Contracting                          09/94(6)
                              Senior Vice President and Chief
 Jerry D. Reeves, M.D....  54 Medical Officer                      01/97(7)
                              Vice President--Customer Service
 Gregory K. Rotherham....  42  and Operations                      09/96(8)
 Kirk E. Rothrock........  40 Senior Vice President--Specialty     05/96(9)
                               Products and Services and
                               International Businesses
                              Senior Vice President--Market
 George W. Vieth, Jr.....  43 Segment Management                   12/95(10)

--------
(1) Mr. Wolf currently serves as President, Chief Executive Officer and Director of the Company having been elected to this position December 1997. Mr. Wolf previously served as President and Chief Operating Officer from September 1996 until December 1997 and served as Chief Operating Officer of the Company since July 1996. Mr. Wolf was initially elected an officer of the Company at the time of the acquisition of EMPHESYS in 1995. Mr. Wolf had been President and Chief Operating Officer of EMPHESYS (now a wholly-owned subsidiary of the Company) since November 1994. Mr. Wolf was named Executive Vice President for Employers Health Insurance Company ("EHIC") (a wholly owned subsidiary of EMPHESYS) in 1993 and was named Senior Vice President for EHIC in 1990 for Marketing, Sales and Business Development.
(2) Mr. Fasola currently serves as Senior Vice President--Sales, Marketing and Business Development and was elected to this position November 1998. Prior to that, Mr. Fasola served as Vice President--Sales & Marketing from May 1996 to November 1998. Mr. Fasola served in a similar capacity as Vice President and National Sales Manager of EHIC since 1989.
(3) Mr. McCallister currently serves as Senior Vice President--Health System Management and was elected to this position January 1998. Prior to that, Mr. McCallister served as Division I President from July 1996 to January 1998. Mr. McCallister joined the Company in June 1974 as a Financial Specialist and served in several positions throughout the Company.
(4) Mr. Murray currently serves as Senior Vice President and Chief Financial Officer and was elected to this position November 1998. Prior to this, Mr. Murray served as Chief Financial Officer from January 1997 to November 1998 and Vice President--Finance from August 1990 to January 1997. Mr. Murray joined the Company as Controller in October 1989.
(5) Mr. Nelson was elected to the above position in September 1996. Prior to that, Mr. Nelson was Vice President and Chief Actuary of EHIC since 1992.
(6) Mr. Perkins currently serves as Senior Vice President--National Contracting and was elected to this position January 1998. Prior to that, Mr. Perkins served as Senior Vice President--Provider Affairs and Reengineering from August 1996 to January 1998. He served as President of the South/West Division from May 1996 to August 1996 and Vice President--Region II from August 1994 to May 1996. Mr. Perkins joined the Company in May 1976.
(7) Dr. Reeves, a pediatric oncologist, joined the Company in January 1997 in the above position. Prior to that, Dr. Reeves was Senior Vice President-- Health Care Operations and Chief Medical Officer at Sierra Health Services, Inc. in Las Vegas, Nevada. Dr. Reeves was employed by Sierra for eight years.

 (8) Mr. Rotherham currently serves as Vice President--Customer Service and Operations and was elected to this position in October 1998. Prior to that, Mr. Rotherham served as Vice President & General Manager--Medstep from May 1998 through October 1998 and as Vice President--Marketing from September 1996 through May 1998. Mr. Rotherham also served in a similar capacity as Vice President for EHIC since 1994.
 (9) Mr. Rothrock currently serves as Senior Vice President--Specialty Products & Services & International Businesses and was elected to this position November 1998. Prior to that, Mr. Rothrock served as Vice President-- Specialty Products and Business Development from May 1996 to November 1998. Mr. Rothrock served in a similar capacity as Vice President for EHIC since 1993 and as an Assistant Vice President since 1991.
(10) Mr. Vieth currently serves as Senior Vice President--Market Segment Management and was elected to this position November 1998. Prior to that, Mr. Vieth served as Vice President--Strategy and Systems Development from January 1998 through November 1998. Mr. Vieth also served as Vice President--Development and Planning from December 1995 through January 1998. Mr. Vieth joined the Company in November 1992 as Director of Development and Planning.

   Executive officers are elected annually by the Company's Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

                                    PART II

   Information for Items 5 through 8 of this report, which appears in the 1998 Annual Report to Stockholders as indicated on the following table, is incorporated by reference herein in this report and filed as an exhibit hereto:

                                                                     Annual
                                                                   Report to
                                                                  Stockholders
                                                                      Page
                                                                  ------------
 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS....................................       57
 ITEM 6. SELECTED FINANCIAL DATA................................       29
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................     30--38
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         Consolidated financial statements......................     39--52
         Report of independent accountants......................       53
         Quarterly financial information (unaudited)............       54
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item other than the information set forth in Part I under the Section entitled "Executive Officers of the Company," is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 6, 1999 appearing under the caption "Election of Directors" of such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 6, 1999, appearing under the caption "Executive Compensation of the Company" of such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 6, 1999, appearing under the caption "Security Ownership of Certain Beneficial Owners of Company Common Stock" of such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is herein incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 6, 1999 appearing under the caption "Certain Transactions with Management and Others" of such Proxy Statement.

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

     Consolidated Schedules as of and for the years ended December 31, 1998, 1997 and 1996:

     I Parent Company Financial Information

     II Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not applicable.

  (3) Exhibits:

  3(a) Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992.
        Exhibit 4(i) to the Company's Post-Effective Amendment to the
        Registration Statement on Form S-8 (Reg. No. 33-49305) filed February
        2, 1994, is incorporated by reference herein.
   (b) By-laws, as amended. Exhibit 3(b) to the Company's Annual Report for the fiscal year ended December 31, 1997, is incorporated by reference herein.
  4(a) Form of Amended and Restated Rights Agreement dated February 14, 1996, between Humana Inc. and Mid-America Bank of Louisville and Trust
        Company. Exhibit 1.3 to the Registration Statement (File No. 1-5975) on
        Form 8-A/A dated February 14, 1996, is incorporated by reference herein.
   (b)  Amendment No. 2 to the Rights Agreement. Exhibit 4.3 to the
        Registration Statement (File No. 1-5975) on Form 8-A/A dated March 1,
        1999, is incorporated by reference herein.
   (c) There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described in Note 6 of Notes to Consolidated Financial
        Statements in the Company's 1998 Annual Report to Stockholders. The
        Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.
 10(a)* 1981 Non-Qualified Stock Option Plan, as amended. Exhibit 10(c) to the
        Company's Form SE filed on November 25, 1987, is incorporated by reference herein.
   (b)* Amendment No. 2 to the 1981 Non-Qualified Stock Option Plan, as amended. Annex A to the Company's Proxy Statement covering the Annual
        Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
   (c)* 1989 Stock Option Plan for Employees. Exhibit A to the Company's Proxy
        Statement covering the Annual Meeting of Stockholders held on January
        11, 1990, is incorporated by reference herein.
   (d)* Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to the Company's Proxy Statement covering the Annual Meeting of
        Stockholders held on February 18, 1993, is incorporated by reference herein.
   (e)* Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit
        10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

--------
   * Exhibits 10(a) through and including 10(u) are compensatory plans or management contracts.

 10(f)* 1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the
        Company's Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.
   (g)* Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee
        Directors. Annex C to the Company's Proxy Statement covering the Annual
        Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.
   (h)* Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee
        Directors. Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
   (i)* 1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998. Exhibit A to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.
   (j)* 1996 Stock Incentive Plan for Employees. Annex A to the Company's Proxy
        Statement covering the Annual Meeting of Stockholders held on May 9,
        1996, is incorporated by reference herein.
   (k)* 1996 Stock Incentive Plan for Employees as amended in 1998. Exhibit C to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.
   (l)* Executive Management Incentive Compensation Plan--Group A, Corporate.
        Exhibit C to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on May 26, 1994, is incorporated by reference herein.
   (m)* Humana Inc. 1998 Executive Management Incentive Compensation Plan.
        Exhibit B to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.
   (n)* Restated agreement providing for termination benefits in the event of a change of control. Exhibit 10(m) to the Company's Annual Report on Form
        10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.
   (o)* Humana Inc. 1998 Management Incentive Compensation Plan. Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997, is incorporated by reference herein.
   (p)* Employment Agreement--Gregory H. Wolf, dated December 1, 1997. Exhibit
        10(o) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1997, is incorporated by reference herein.
   (q)* Employment Agreement--Gregory H. Wolf, dated December 1, 1998, filed herewith.
   (r)* Humana Officers' Target Retirement Plan, as amended. Exhibit 10(p) to the Company's Annual Report on From 10-K for the fiscal year ended
        December 31, 1997, is incorporated by reference herein.
   (s)* Humana Thrift Excess Plan as amended. Exhibit 10(s) to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.
   (t)* Humana Supplemental Executive Retirement Plan as amended. Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1994, is incorporated by reference herein.
   (u)* Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company's Annual Report on Form 10-
        K for the fiscal year ended December 31, 1994, is incorporated by reference herein.
   (v) Indemnity Agreement. Appendix B to the Company's Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

--------
   * Exhibits 10(a) through and including 10(u) are compensatory plans or management contracts.

 10(w) Agreement between the Secretary of the Department of Health and Human
       Services and Humana Medical Plan, Inc. Exhibit 10(w) to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.
 (x)   The $1.5 Billion Credit Facility between the Company and Chase Manhattan
       Bank. Exhibit 10 to the Company's Current Report on Form 8-K filed on
       September 23, 1997, is incorporated by reference herein.
 (y)   The $1.5 Billion Commercial Paper Private Placement Memorandum between the Company and Chase Securities, Inc. Exhibit 4a to the Company's
       Current Report on Form 8-K filed on September 23, 1997, is incorporated by reference herein.
 (z)   The $1.5 Billion Commercial Paper Private Placement Memorandum between the Company and Merrill Lynch Money Markets, Inc. Exhibit 4b to the
       Company's Current Report on Form 8-K filed on September 23, 1997, is incorporated by reference herein.
 (aa)  Assumption of Liabilities and Indemnification Agreement between the
       Company and Galen Health Care, Inc. ("Galen"). Exhibit 10(g) to the
       Company's Current Report on Form 8-K filed on March 5, 1993, is incorporated by reference herein.
 (bb)  Agreement between the United States Department of Defense and Humana
       Military Healthcare Services, Inc., a wholly owned subsidiary of the
       Company. Exhibit 10(dd) to the Company's Annual Report on Form 10-K for
       the fiscal year ended December 31, 1995, is incorporated by reference herein.
 12    Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.
 13    1998 Annual Report to Stockholders, filed herewith. The Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein.
 21    List of Subsidiaries, filed herewith.
 23    Consent of PricewaterhouseCoopers LLP, filed herewith.
 27    Financial Data Schedule, filed herewith.

--------

(b) Reports on Form 8-K:

   No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          Humana Inc.

                                                    /s/ James E. Murray
                                          By: _________________________________
                                                      James E. Murray
                                                  Chief Financial Officer

                                          Date: March 31, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/  James E. Murray         Chief Financial Officer         March 31, 1999
____________________________________ (Principal Accounting
          James E. Murray            Officer)

        /s/  David A. Jones          Chairman of the Board           March 31, 1999
____________________________________
           David A. Jones

      /s/  David A. Jones, Jr.       Vice Chairman of the Board      March 31, 1999
____________________________________
        David A. Jones, Jr.

     /s/ K. Frank Austen, M.D.       Director                        March 31, 1999
____________________________________
       K. Frank Austen, M.D.

       /s/ Michael E. Gellert        Director                        March 31, 1999
____________________________________
         Michael E. Gellert

          /s/ John R. Hall           Director                        March 31, 1999
____________________________________
            John R. Hall

          /s/ Irwin Lerner           Director                        March 31, 1999
____________________________________
            Irwin Lerner

     /s/ W. Ann Reynolds, Ph.D.      Director                        March 31, 1999
____________________________________
       W. Ann Reynolds, Ph.D.

        /s/ Gregory H. Wolf          Director, President and         March 31, 1999
____________________________________ Chief Executive Officer
          Gregory H. Wolf


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Humana Inc.

   Our report on our audits of the consolidated financial statements of Humana Inc. dated February 9, 1999 has been incorporated by reference in this Form 10-K from page 53 of the 1998 Annual Report to Stockholders of Humana Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14(a)(2) of this Form 10-K.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 9, 1999

                                  HUMANA INC.

              SCHEDULE I--PARENT COMPANY FINANCIAL INFORMATION (a)
                            CONDENSED BALANCE SHEETS
                           December 31, 1998 and 1997
                (Dollars in millions, except per share amounts)

                                                               December 31,
                                                               -------------
                                                                1998   1997
                                                               ------ ------
                           ASSETS
Receivables from operating subsidiaries (b)..................  $  168 $  162
Other current assets.........................................      39     11
Property and equipment, net..................................     181    167
Investments in subsidiaries..................................   2,380  2,251
Other........................................................      35     60
                                                               ------ ------
  TOTAL ASSETS...............................................  $2,803 $2,651
                                                               ====== ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities (c)......................................  $  513 $  229
Long-term debt...............................................     573    889
Other........................................................      29     32
                                                               ------ ------
  Total liabilities..........................................   1,115  1,150
                                                               ------ ------
Contingencies (b)
Preferred stock, $1 par; authorized 10,000,000 shares; none
 issued......................................................     --     --
Common stock, $.16-2/3 par; authorized 300,000,000 shares;
 issued and outstanding 167,515,362 shares--1998, 164,058,225
 shares--1997................................................      28     27
Other stockholders' equity...................................   1,660  1,474
                                                               ------ ------
  Total stockholders' equity.................................   1,688  1,501
                                                               ------ ------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $2,803 $2,651
                                                               ====== ======

--------
(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.
(b) In the normal course of business, the parent company indemnifies certain of its subsidiaries for health plan obligations its subsidiaries may be unable to meet.
(c) At December 31, 1998 current liabilities include $250 million of debt classified as short-term.

                                  HUMANA INC.

              SCHEDULE I--PARENT COMPANY FINANCIAL INFORMATION (a)
                         CONDENSED STATEMENTS OF INCOME
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in millions)

                                                             Years Ended
                                                             December 31,
                                                          -------------------
                                                          1998  1997 (b) 1996
                                                          ----  -------- ----
Revenues:
  Management fees charged to operating subsidiaries...... $297    $228   $170
  Interest income........................................    1       5      3
                                                          ----    ----   ----
                                                           298     233    173
                                                          ----    ----   ----
Expenses:
  Selling, general and administrative....................  293     201    189
  Depreciation and amortization..........................   33      26     21
  Interest expense.......................................   40      17      9
                                                          ----    ----   ----
                                                           366     244    219
                                                          ----    ----   ----
Loss before income taxes and equity in income of
 subsidiaries............................................  (68)    (11)   (46)
  Income tax benefit.....................................   38       9     18
                                                          ----    ----   ----
Loss before equity in income of subsidiaries.............  (30)     (2)   (28)
  Equity in income of subsidiaries.......................  159     175     40
                                                          ----    ----   ----
Net income............................................... $129    $173   $ 12
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

                                  HUMANA INC.

              SCHEDULE I--PARENT COMPANY FINANCIAL INFORMATION (a)
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in millions)

                                                 Years Ended  December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Net cash provided by operating activities (b)... $    105  $    191  $     57
                                                 --------  --------  --------
Cash flows from investing activities:
  Purchases of property and equipment...........      (43)      (38)      (32)
  Purchases of marketable securities............       (1)       (6)       (6)
  Maturities and sales of marketable
   securities...................................        7         1         5
  Parent funding of operating subsidiaries......      (59)     (209)      (46)
  Acquisitions of health plans..................       --      (656)       --
  Other.........................................      (11)       17        (8)
                                                 --------  --------  --------
    Net cash used in investing activities.......     (107)     (891)      (87)
                                                 --------  --------  --------
Cash flows from financing activities:
  Issuance of long-term debt....................      123       300        --
  Repayment of long-term debt...................     (330)       --      (250)
  Net commercial paper borrowings...............      141       367       222
  Other.........................................       68        33        58
                                                 --------  --------  --------
    Net cash provided by financing activities...        2       700        30
                                                 --------  --------  --------
Change in cash and cash equivalents.............       --        --        --
Cash and cash equivalents at beginning of
 period.........................................       --        --        --
                                                 --------  --------  --------
Cash and cash equivalents at end of period...... $     --  $     --  $     --
                                                 ========  ========  ========

--------
(a) Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.
(b) During the years ended December 31, 1998, 1997 and 1996, the Company received dividends from its operating subsidiaries totaling $93, $146 and $140, respectively.

                                  HUMANA INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1998, 1997 and 1996
                             (Dollars in millions)

                                                    Additions
                                             -----------------------
                         Balance at          Charged to  Charged to  Deductions
                         Beginning  Acquired Costs and     Other         or      Balance at
                         of Period  Balances  Expenses  Accounts (a) Write-offs End of Period
                         ---------- -------- ---------- ------------ ---------- -------------
Allowance for loss on
 premiums receivable:
  Year ended December
   31, 1998.............    $48       --        $11         $14         $(11)        $62
  Year ended December
   31, 1997.............     38        $9        10           3          (12)         48
  Year ended December
   31, 1996.............     36       --         11          (1)          (8)         38

--------
(a) Represents retroactive membership adjustments recorded in premium income.