Form 10-Q
period 1999-03-31
HUMANA INC
filed 1999-05-17
CIK 49071

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                                (502) 580-1000
             (Registrants' telephone number, including area code)

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

                      YES    X                NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              Outstanding at
           Class of Common Stock              April 30, 1999

             $.16 2/3 par value             167,569,138 shares


                                   1 of 24

                                 Humana Inc.
                               March 31, 1999
                                  Form 10-Q
                                                                    Page of
                                                                   Form 10-Q

Part I:	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for
        the quarters ended March 31, 1999 and 1998                       3

	Condensed Consolidated Balance Sheets at March 31, 1999
        and December 31, 1998                                            4

	Condensed Consolidated Statements of Cash Flows for the
        quarters ended March 31, 1999 and 1998                           5

        Notes to Condensed Consolidated Financial Statements            6-10

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             11-20

Item 3. Quantitative and Qualitative Disclosures about Market Risk       21

Part II:	Other Information

Items 1 to 6                                                            22-24

Exhibits:

Exhibit 10 - Employment Agreement - Kenneth J. Fasola
Exhibit 12 - Ratio of Earnings to Fixed Charges
Exhibit 27 - Financial Data Schedule

                                 Humana Inc.
               Condensed Consolidated Statements of Operations
                For the quarters ended March 31, 1999 and 1998
                                  Unaudited
                (Dollars in millions, except per share results)


                                                 1999                    1998

Revenues:

  Premiums                                    $ 2,428                 $ 2,352
  Interest and other income                        49                      50
    Total revenues                              2,477                   2,402

Operating expenses:
  Medical                                       2,136                   1,955
  Selling, general and administrative             325                     324
  Depreciation and amortization                    31                      32
    Total operating expenses                    2,492                   2,311

(Loss) income from operations                     (15)                     91

   Interest expense                                10                      12

(Loss) income before income taxes                 (25)                     79

  (Benefit) provision for income taxes             (9)                     29

Net (loss) income                             $   (16)                $    50

(Loss) earnings per common share              $  (.10)                $   .30

(Loss) earnings per common share
   - assuming dilution                        $  (.10)                $   .30

                           See accompanying notes.

                                 Humana Inc.
                    Condensed Consolidated Balance Sheets
                                  Unaudited
               (Dollars in millions, except per share amounts)

                                                   March 31,     December 31,
                                                     1999            1998

Assets
Current assets:
  Cash and cash equivalents                        $     636     $       913
  Marketable securities                                1,555           1,594
  Premiums receivable, less allowance for
    doubtful accounts $59 - March 31, 1999 and
    $62 - December 31, 1998                              278             276
  Other                                                  338             336
      Total current assets                             2,807           3,119

Long-term marketable securities                          337             305
Property and equipment, net                              430             433
Cost in excess of net assets acquired                  1,180           1,188
Other                                                    436             451
      Total assets                                 $   5,190     $     5,496

Liabilities and Stockholders' Equity
Current liabilities:
   Medical and other expenses payable              $   1,513     $     1,470
   Trade accounts payable and accrued expenses           433             395
   Book overdraft                                        197             234
   Unearned premium revenues                              66             294
   Short-term debt                                       200             250
      Total current liabilities                        2,409           2,643

Long-term medical and other expenses payable             413             438
Long-term debt                                           579             573
Professional liability and other obligations             121             154
      Total liabilities                                3,522           3,808

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par; authorized 10,000,000
    shares; none issued
  Common stock, $.16 2/3 par; authorized
    300,000,000 shares; issues and outstanding
    167,578,638 shares - March 31, 1999 and
    167,515,362 shares - December 31, 1998                28              28
  Other                                                1,640           1,660
    Total stockholders' equity                         1,668           1,688
      Total liabilities and stockholders' equity   $   5,190     $     5,496

                           See accompanying notes.

                                 Humana Inc.
               Condensed Consolidated Statements of Cash Flows
               For the quarters ended March 31, 1999 and 1998
                                  Unaudited
                            (Dollars in millions)

                                                         1999            1998

Net cash flows from operating activities               $ (192)         $ (310)

Cash flows from investing activities:
  Purchases of marketable securities                     (167)           (198)
  Maturities and sales of marketable securities           169             271
  Purchases of property and equipment                     (30)            (21)
  Dispositions of property and equipment                   25
  Other                                                    (2)              2
    Net cash (used in) provided by investing activities    (5)             54

Cash flows from financing activities:
  Repayment of line of credit                             (93)           (300)
  Net commercial paper borrowings                          49             258
  Change in book overdraft                                (37)             52
  Other                                                     1              23
    Net cash (used in) provided by financing activities   (80)             33

Decrease in cash and cash equivalents                    (277)           (223)
Cash and cash equivalents at beginning of period          913             779

Cash and cash equivalents at end of period             $  636          $  556

Interest payments                                      $   10          $   11

Income tax refunds, net                                $   39

                           See accompanying notes.
                                      5

                                 Humana Inc.
            Notes to Condensed Consolidated Financial Statements
                                  Unaudited

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Form 10-K of Humana Inc. (the "Company") for the year ended December 31, 1998.

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

(B) Additional Medical Claims Expense and Tangible Asset Gain

The Company recorded $90 million ($57 million after tax, or $.34 per share) in additional medical claims expense during the first quarter of 1999. Included in this expense were approximately $50 million related to a provision for probable future losses (premium deficiencies), $35 million to strengthen medical claims payable and $5 million for a payment to Columbia/HCA Healthcare Corporation ("Columbia/HCA") to resolve certain contractual issues. The premium deficiency was the result of management's regular assessment of the profitability of its contracts for providing health care services to its members. Contributing to the premium deficiency was the impact from a March 31, 1999, Columbia/HCA contract for hospital services in certain Florida markets, as well as increasing medical costs in markets where the Company had been sharing medical cost risk with providers. The $35 million medical claims payable strengthening resulted from higher than expected medical cost trends in the Company's preferred provider organization ("PPO") products and Medicare business identified by the Company's analysis of February and March, 1999, claims payments, concluded in April 1999. Partially offsetting these additional medical costs was a $5 million ($3 million after tax, or $.02 per share) favorable claim liability development in the Company's run-off workers' compensation business. Also during the first quarter of 1999, the Company recorded a $12 million ($8 million after tax, or $.04 per share) gain on the sale of a tangible asset which has been included in interest and other income in the accompanying condensed consolidated statements of operations.

                                 Humana Inc.
            Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

(C) Contingencies

The Company's Medicare HMO contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows.
The Company's Medicaid contracts are generally annual contracts with various states except for the two-year contract with the Commonwealth of Puerto Rico. The Company previously announced its intention to close this market when the contract expired on April 30, 1999, because it did not expect to be able to renew the contract under favorable terms. The Company is currently in discussion with the Puerto Rico Health Insurance Administration regarding maintaining its presence in Puerto Rico at premium rates which would allow a reasonable margin. Although an agreement has not been reached, the Company is continuing to provide services for its Puerto Rico members under the existing agreement. Additionally, the Company's TRICARE contract is a one-year contract renewable annually for up to two additional years. The loss of these contracts (other than the contract in Puerto Rico) or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. In addition, the Company continually contracts and seeks to renew contracts with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations and cash flows could be adversely impacted.

The Company reached an agreement in principle with the United States Justice Department and the Department of Health and Human Services on a settlement relating to Medicare premium overpayments. The settlement, totaling $15 million, arises out of the erroneous designation of certain Medicare enrollees as eligible for Medicaid, resulting in higher payments to the Company by the federal government related in large part to the years 1991 and 1992. The Company had established adequate liabilities for the resolution of this issue and, therefore, the settlement did not have a material impact on the Company's financial position or its results of operations.

During the ordinary course of business, the Company is subject to pending and threatened legal actions and audits by the agencies that regulate the Company. Management of the Company does not believe that any of these actions will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                 Humana Inc.
            Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

(D) Earnings Per Common Share

Detail supporting the computation of earnings or loss per common share follows:

Dollars in millions, except per share results

                                          Net (Loss)                 Per Share
Quarter Ended March 31, 1999                Income       Shares       Results
Loss per common share                       $ (16)    167,559,428     $  (.10)
Effect of dilutive stock options				-
Loss per common share - assuming dilution   $ (16)    167,559,428     $  (.10)

Quarter Ended March 31, 1998
Earnings per common share                   $  50     164,857,526     $   .30
Effect of dilutive stock options                        2,331,930
Earnings per common share -
  assuming dilution                         $  50     167,189,456     $   .30

For the quarter ended March 31, 1999, all outstanding options to purchase shares of 10,473,660 were excluded from the computation given the Company's net loss for the quarter. Options to purchase 2,015,160 shares for the quarter ended March 31, 1998 were excluded in the computation of earnings per common share-assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

(E) Comprehensive Income or Loss

Comprehensive loss totaled $22 million for the quarter ended March 31, 1999 and was comprised of net loss of $16 million and net unrealized investment losses of $6 million. Comprehensive income totaled $51 million for the quarter ended March 31, 1998 and was comprised of net income of $50 million and net unrealized investment gains of $1 million.

(F) Long-Term Debt

The Company maintains a revolving credit agreement ("Credit Agreement") which provides liquidity under a line of credit of up to $1.5 billion. The Company also maintains a commercial paper program and issues debt securities thereunder. Commercial paper borrowings outstanding at March 31, 1999, were $779 million and are backed by the Credit Agreement. The Credit Agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage and leverage ratios. As of March 31, 1999, the Company was in compliance with these covenants. The average interest rate on commercial paper borrowings was 5.5 percent for the quarter ended March 31, 1999.

                                 Humana Inc.
            Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

The Company intends to pay an additional $200 million of its outstanding debt with proceeds from operating subsidiary dividends expected to be received during 1999. Borrowings under the commercial paper program, except the planned 1999 payments, have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

(G) Segment Information

The segment results for the quarters ended March 31, 1999 and 1998 are as follows:


Dollars in millions                                          1999        1998
Premium revenues:
  Commercial                                              $ 1,351     $ 1,290
  Public sector                                               877         877
  TRICARE                                                     200         185
      Total for reportable segments                         2,428       2,352
Non-allocated revenues - interest and other income             49          50
    Total consolidated revenues                           $ 2,477     $ 2,402

Underwriting margin:
  Commercial                                              $   180     $   235
  Public sector                                                72         125
  TRICARE                                                      40          37
      Total for reportable segments                           292         397
      Other, non-allocated revenues and expenses:
  Interest and other income                                    49          50
  Selling, general and administrative                        (325)       (324)
  Depreciation and amortization                               (31)        (32)
  Interest expense                                            (10)        (12)
    Total consolidated (loss) income before income taxes  $   (25)    $    79

Commercial and Public Sector underwriting margin include $49 million and $41 million of additional medical claims expense recorded during the quarter ended March 31, 1999, respectively.

                                 Humana Inc.
            Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

(H) Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general, SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

(I) Reclassifications

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current year presentation.

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, changes in the Medicare reimbursement system, medical and pharmacy cost trends, the ability of health care providers (including physician practice management companies) to comply with current contract terms, renewal of the Company's Medicare contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program and renewal of the Company's Medicaid contracts with various state governments. Such factors also include the effects of other general business conditions, including but not limited to, the Company's ability to integrate its acquisitions, the Company's ability to appropriately address the "Year 2000" computer system issue, government regulation, competition, premium rate and yield changes, retrospective premium adjustments relating to federal government contracts, changes in commercial and Medicare HMO membership, operating subsidiary capital requirements, the effect of provider contract rate negotiations, compliance with debt covenants, general economic conditions and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction

The Company is a health services company that facilitates the delivery of health care services through networks of providers to its approximately 6.1 million medical members. The Company's products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures, and risk-sharing arrangements with providers. These providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. The Company also offers various specialty products to employers, including dental, group life and workers' compensation, and administrative services ("ASO") to those who self-insure their employee health plans. In total, the Company's products are licensed in 47 states, the District of Columbia and Puerto Rico, with approximately 21 percent of its membership in the state of Florida.

The Company markets and distributes its products to three distinct customer groups and, therefore, reports operations in three business segments. Results of each segment are measured based on premium revenues and underwriting margin (premium revenues less medical expenses). The

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Company does not allocate assets or administrative costs to the segments and, therefore, does not measure results based on segment assets or pretax profits. Members from all three segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In the Commercial segment, the Company markets and distributes its fully-insured HMO, PPO, and specialty and its ASO products to large group employers (over 100 employees) and small group employers. Premium revenue pricing to large group employers has historically been more competitive than that to small group employers, resulting in less favorable underwriting margins for large groups. In the Public Sector segment, the Company markets and distributes its Medicare and Medicaid products to individuals eligible for these government-sponsored programs.
The Medicare HMO product provides health care services that include all Medicare benefits and, in certain circumstances, additional services. The Company's third segment is TRICARE. In this segment, the Company facilitates health care services for the dependents of active military personnel and retired military personnel and their dependents located in the Southeastern United States. The Company is in the third year of its contract with the United States Department of Defense, which is renewable annually for up to two additional years. As encouraged by government regulation, TRICARE is managed by a separate management team and is more autonomous than the Company's Commercial and Public Sector segments, which generally share sales, marketing, customer service, medical management and claims processing functions of the Company.

Additional Medical Claims Expense and Tangible Asset Gain

The Company recorded $90 million ($57 million after tax, or $.34 per share) in additional medical claims expense during the first quarter of 1999.
Included in this expense were approximately $50 million related to a provision for probable future losses (premium deficiencies), $35 million to strengthen medical claims payable and $5 million for a payment to Columbia/HCA to resolve certain contractual issues. The premium deficiency was the result of management's regular assessment of the profitability of its contracts for providing health care services to its members. Contributing to the premium deficiency was the impact from a March 31, 1999, Columbia/HCA contract for hospital services in certain Florida markets, as well as increasing medical costs in markets where the Company had been sharing medical cost risk with providers. The $35 million medical claims payable strengthening resulted from higher than expected medical cost trends in the Company's PPO products and Medicare business identified by the Company's analysis of February and March, 1999, claims payments, concluded in April 1999. Partially offsetting these additional medical costs was a $5 million
($3 million after tax, or $.02 per share) favorable claim liability development in the Company's run-off workers' compensation business. Also during the first quarter of 1999, the Company recorded a $12 million
($8 million after tax, or $.04 per share) gain on the sale of a tangible asset which has been included in interest and other income in the accompanying condensed consolidated statements of operations.

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued


Comparison of Results of Operations

In order to enhance comparability, and to present an estimated baseline against which historical and prospective periods should be measured, the following discussion comparing results for the quarters ended March 31, 1999, and March 31, 1998, excludes the impact of the $90 million additional medical claims expense and a tangible asset gain discussed previously, but includes the beneficial effect of the premium deficiency included therein and the $5 million run-off workers' compensation reserve adjustment. The beneficial effect from the premium deficiency for the quarter ended March 31, 1999, was approximately $6 million ($4 million after tax, or $.02 per share).

Income before income taxes totaled $53 million for the quarter ended
March 31, 1999 (the "1999 quarter"), compared to $79 million for the quarter ended March 31, 1998 (the "1998 quarter"). Net income was $33 million or $.20 per share in the 1999 quarter, compared to $50 million or $.30 per share in the 1998 quarter. The decrease in earnings was primarily the result of medical cost increases exceeding the related premium increases for the Company's commercial and Medicare lines of business and lower realized investment gains and other income. Partially offsetting these items was lower administrative cost spending.

The Company's premium revenues grew $76 million or 3 percent from the 1998 quarter. Combined commercial and Medicare premium yield resulted in a 4 percent increase which was partially offset by a decline in membership in both lines of business. Commercial premium yields increased 6.3 percent while Medicare HMO premium yields increased 2.1 percent. The Company's fully-insured commercial membership declined 89,800 members during the 1999 quarter, reflecting the effects of the Company's premium pricing discipline intended to maintain profitability. Medicare HMO membership declined 21,300 during the 1999 quarter, the result of closing the Treasure Coast and Sarasota, Florida, markets. For the remainder of 1999, commercial membership is expected to increase 3 percent to 5 percent, while Medicare membership is expected to be flat to slightly down. Medicaid membership was about flat with year-end. The Company is currently in discussions with the Puerto Rico Health Insurance Administration regarding maintaining its presence in Puerto Rico at premium rates which would allow a reasonable margin. Although a new contract has not been renegotiated, the Company has agreed to continue to provide services to its members under the existing agreement.

The Company's medical expense ratio for the 1999 quarter was 84.3 percent, increasing from 83.1 percent from the same period in 1998. The higher medical expense ratio was the result of medical cost trends exceeding premium yield increases in the Company's commercial and Medicare lines of business. Commercial cost trends of 8.3 percent primarily result from higher hospital outpatient and pharmacy costs which have increased 11 percent and 21 percent, respectively. Increased inpatient hospital cost per day and increased pharmacy costs have caused a 3.1 percent increase in Medicare medical costs. Also contributing to the medical expense ratio increase was the inability of certain capitated risk-sharing providers to manage medical costs within their contractual obligations.

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

As a result, the higher actual claim costs incurred by these risk-sharing providers has been recognized as expense by the Company rather than the capitated contract amount. There can be no assurance that the medical cost trends will not continue to increase.

Partially offsetting the increasing medical cost trends is a favorable claim liability development in the Company's run-off workers' compensation business acquired in connection with its acquisition of Physician Corporation of America ("PCA") in 1997. After evaluating the workers' compensation claim liabilities against claim payments and file closings, the Company reduced these liabilities by $5 million ($3 million after tax, or $.02 per share) during the quarter.

As more fully described previously, the medical expense ratio discussion excludes the impact of the additional $90 million medical claims expense. Including this item increases the 1999 quarter medical expense ratio from
84.3 percent to 88.0 percent.

During the 1999 quarter, the Company's administrative cost ratio improved to
14.7 percent from 15.2 percent in the 1998 quarter. This year-over-year improvement in the administrative cost ratio reflects efforts to streamline the organization, as well as synergy savings from the acquisition of PCA and ChoiceCare Corporation in 1997.

Interest income totaled $34 million and $41 million for the 1999 and 1998 quarters, respectively. The decrease is primarily attributable to realized investment gains included in the 1998 quarter. The tax equivalent yield on invested assets approximated 6.7 percent and 8.5 percent for the 1999 and 1998 quarters, respectively.

Business Segment Information

Commercial premium revenues increased 4.7 percent for the 1999 quarter as a result of premium yield increases of 6.3 percent partially offset by a 89,800 decline in fully-insured membership. The membership decline was the result of the Company's commitment to price its commercial products commensurate with the underlying risk. The Commercial segment medical expense ratio for the 1999 quarter was 83.0 percent, increasing from 81.8 percent in the 1998 quarter. The medical expense ratio increase was the result of premium yield increases being insufficient to offset medical cost trend increases. Increased medical costs were noted in hospital outpatient and pharmacy costs. As more fully discussed previously, the medical expense ratio discussion excludes a portion of the $90 million additional medical claims expense. Including $49 million of the additional medical expense related to the Commercial segment results in a medical expense ratio of 86.7 percent for the 1999 quarter.

Public Sector premium revenues for the 1999 quarter were generally flat with the 1998 quarter. A 2.1 percent Medicare HMO premium yield increase was offset by a decline in membership. The premium yield increase was slightly higher than the 2 percent statutory increase as a result of the

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

changing geographic mix of membership toward higher reimbursement areas.
This change was due in large part to closing the Treasure Coast and Sarasota, Florida, markets. Medicare HMO membership declined 21,300 during the quarter primarily from closing these under-performing markets in Florida. The Public Sector medical expense ratio for the 1999 quarter was 87.1 percent, increasing from 85.7 percent for the 1998 quarter. The medical expense ratio increase was primarily the result of Medicare HMO premium yield increases being insufficient to offset medical cost trend increases. Increased medical costs were noted in inpatient hospital rates and pharmacy costs. As more fully discussed previously, the medical expense ratio discussion excludes a portion of the $90 million additional medical claims expense. Including $41 million of the additional medical expense related to the Public Sector segment results in a medical expense ratio of 91.8 percent for the 1999 quarter.

TRICARE premiums increased 8.1 percent for the 1999 quarter on stable membership due to contract modifications. TRICARE's medical expense ratio did not change significantly from the 1998 quarter.

Liquidity

During the 1999 quarter, $192 million was used in the Company's operating activities, compared to $310 million being used in operations in the 1998 quarter. This net cash used in operations during the 1999 and 1998 quarters can be attributed to the following:

                                                            1999         1998

Cash used in operating activities                        $  (192)      $ (310)
Timing of Medicare premium receipts                          234          235
Workers' compensation claim payments                          28           30
Paydown of medical claim backlogs
  related to acquired companies                                            50
Severance payments related to acquired companies                           25
        Pro forma operating cash flows                   $    70       $   30


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

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

The Company maintains a revolving credit agreement ("Credit Agreement") which provides liquidity under a line of credit of up to $1.5 billion. The Company also maintains a commercial paper program and issues debt securities thereunder. Commercial paper borrowings outstanding at March 31, 1999, were $779 million and are backed by the Credit Agreement. The Credit Agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage and leverage ratios. As of March 31, 1999, the Company was in compliance with these covenants.
The average interest rate on commercial paper borrowings was 5.5 percent for the quarter ended March 31, 1999.

The Company intends to pay an additional $200 million of its outstanding debt with the proceeds from operating subsidiary dividends expected to be received during 1999. Borrowings under the commercial paper program, except the planned 1999 payments, have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

Management believes that existing working capital, future operating cash flows and funds available under the existing revolving Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to fund capital requirements.

Capital Resources

The Company's ongoing capital expenditures relate primarily to administrative facilities and related information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Planned capital spending in 1999 will approximate $80 to $90 million for the expansion and improvement of these items.

The Company's Y2K Readiness Disclosure Statement

The Company operates one of the largest managed care data centers in the nation. The primary computing facility is located in Louisville, Kentucky. The Company's application systems are largely developed and maintained in-house by a staff of 400 application programmers who are versed in the use of state-of-the-art technology. All application systems are fully integrated and automatically pass data through various system processes. The information systems support marketing, sales, underwriting, contract administration, billing, financial, and other administrative functions as well as customer service, authorization and referral management, concurrent review, physician capitation and claims administration, provider management, quality management and utilization review.

The Year 2000 issue is the result of two potential malfunctions that may have an impact on the Company's systems and equipment. The first potential malfunction is the result of computers being programmed to use two rather than four digits to define the applicable year. The second potential

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

malfunction arises where embedded microchips and micro-controllers have been designed using two rather than four digits to define the applicable year. As a result, certain of the Company's date-sensitive computer programs, building infrastructure components and medical devices, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem may result in computer system and program failures or equipment malfunctions that could result in a disruption of business operations (such as the payment of medical claims, premium billing and collection, and membership enrollment verification).

Humana's Information Systems organization operates in a centralized manner. The Company's data center and the majority of its programming and support staff are located at its corporate offices in Louisville, Kentucky. A Year 2000 project management office is in place to oversee the progress made in the assessment and correction of the Company's Year 2000 exposures.

In general, the Company's Year 2000 project consists of four phases - assessment, remediation, validation, and implementation - and is categorized into the following four components:

Information Technology (IT) - software essential for day-to-day operations including both internally developed software and third party software which interfaces therewith.

IT Infrastructure - mainframe, network, telecommunications interfaces and self-contained operating systems.

Third party business partners and intermediaries - entities on which the Company relies for transmission and receipt of claims, and encounter, membership and payment information, including federal and state governmental agencies such as the Health Care Financing Administration.

Non-IT Infrastructure - telecommunications equipment, elevators, public safety equipment (i.e., security and fire), medical equipment and HVAC systems.

The Company commenced the assessment of its Year 2000 exposures in 1996. Remediation efforts of internally developed software and third party software applications are almost fully complete. As of March 31, 1999, the Company had remediated 95% of its core systems identified in the assessment. These systems are currently operating in the production environment using the updated Year 2000 logic. The Company's plan is to have all production applications fully remediated by the end of the third quarter of 1999.
In addition, the Company is in the process of contacting vendors, third party business partners and intermediaries in an effort to ascertain their Year 2000 readiness. The Company anticipates completing, in all material respects, its Year 2000 project by the end of the third quarter of 1999. The Company's efforts are currently progressing on plan.

The Year 2000 project is currently estimated to have a minimum total cost of approximately $26 million. Project to date costs total $21.7 million, including $4.1 million during the quarter ended

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

March 31, 1999. Year 2000 expenses are projected to represent less than 6 percent of the Information Systems budget during 1999. Year 2000 costs are expensed as incurred and funded through operating cash flow.

The extent and magnitude of the Year 2000 project, as it will affect the Company both before and for some period after January 1, 2000, are difficult to predict or quantify. As part of the Company's Year 2000 readiness, it has undertaken the development of business continuity and contingency plans. These plans will be in place to mitigate issues that arise in the event that the Year 2000 project is not completed in an accurate or timely manner, or third party constituents have failures due to the millennium change. The Company has identified six major functional areas, covering 22 operational subdivisions, that will require contingency plans. The six major functional areas are: providers, service centers, suppliers and vendors, customers and brokers, banking and finance, and legal services. The Company's business continuity and contingency planning efforts, which encompasses alternate operating procedures, are anticipated to be complete by the end of the third quarter of 1999.

While the Company presently believes that the timely completion of its Year 2000 project will limit exposure so that the Year 2000 will not pose material operational problems, the Company does not control third party systems. Although the Company is contacting third parties, the Company has not received assurances that all third parties and/or their interfaces will be converted in a timely manner. Additionally, if Year 2000 modifications or upgrades are not accomplished in a timely manner or proper contingency plans are not implemented, Year 2000 failures which may result could have a material adverse impact on the Company's results of operations or its financial position.

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

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general, SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

exposure, if any, for which the derivative is designated as a hedge. This statement is effective for periods beginning after June 15, 1999. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                                 Humana Inc.
      Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued


Quarterly Membership                                   1999              1998

Commercial:
  Fully-insured members at:
    March 31                                      3,171,700         3,249,600
    June 30                                                         3,260,700
    September 30                                                    3,235,800
    December 31                                                     3,261,500

  Administrative services members at:
    March 31                                        617,900           682,200
    June 30                                                           693,400
    September 30                                                      673,900
    December 31                                                       646,200

  Total Commercial members at:
      March 31                                    3,789,600         3,931,800
      June 30                                                       3,954,100
      September 30                                                  3,909,700
      December 31                                                   3,907,700

Pubic Sector:
  Medicare HMO members at:
    March 31                                        480,700           495,800
    June 30                                                           501,000
    September 30                                                      502,800
    December 31                                                       502,000

  Medicaid and other members at:
    March 31                                        704,300           696,800
    June 30                                                           692,000
    September 30                                                      696,500
    December 31                                                       700,400

  Total Public Sector members at:
      March 31                                    1,185,000         1,192,600
      June 30                                                       1,193,000
      September 30                                                  1,199,300
      December 31                                                   1,202,400

TRICARE:
  TRICARE eligible members at:
    March 31                                      1,085,700         1,103,500
    June 30                                                         1,096,300
    September 30                                                    1,090,400
    December 31                                                     1,085,700

Total medical members at:
      March 31                                    6,060,300         6,227,900
      June 30                                                       6,243,400
      September 30                                                  6,199,400
      December 31                                                   6,195,800

Specialty members at:
    March 31                                      2,771,900         2,647,800
    June 30                                                         2,477,800
    September 30                                                    2,597,800
    December 31                                                     2,633,300

                                  Humana Inc.
      Item 3. Quantitative and Qaulitative Disclosures about Market Risk

Since the date of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, no material changes have occurred in the Company's exposure to market risk associated with the Company's investments in market risk sensitive financial instruments, as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in such Form 10-K.

                                  Humana Inc.
                           Part II: Other Information

Item 1: Legal Proceedings

Between November 19, 1997 and December 11, 1997, three related, purported class action complaints entitled (i) Medhat Reiser v. PCA, et al, Civil Action No. 97-3678 (S.D. Fla.)(Middlebrooks, J.), (ii) Janice Wells and Stewart Colton v. PCA, et al, Civil Action No. 97-3832 (King, J.), and
(iii) David Applestein v. PCA, et al, Civil Action No. 97-4030 (Nesbitt, J.), were filed in the United States District Court for the Southern District of Florida by purported former stockholders of Physician Corporation of America ("PCA") against PCA and certain of its former directors and officers. By order entered February 13, 1998, the three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation, Civil Action No. 97-3678 (S.D. Fla.)(Middlebrooks, J.). The Reiser, Wells and Applestein complaints contain the same or substantially similar allegations; namely, that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. Count I of all three complaints is premised on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and Count II on alleged violations of Section 20(a) of the 1934 Act. All three complaints seek certification of a class of stockholders who purchased shares of PCA common stock from May 1996 through March 1997, as well as money damages plus prejudgment interest in an unspecified amount, and costs and expenses including attorneys fees. On February 19, 1999, the U.S. District Court denied PCA's motion to dismiss. This matter has been set for trial beginning January, 2001. The Company believes that the allegations in the above complaints are without merit and intends to pursue the defense of the consolidated action vigorously.

Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury claims are covered by insurance from the Company's wholly-owned captive insurance subsidiary and excess carriers, except punitive damages generally are not paid where claims are settled and generally are awarded only where a court determines there has been a willful act or omission to act.

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

Items 2 - 3:

  None.

                                  Humana Inc.
                   Part II: Other Information, continued


Item 4: Submission of Matters to a Vote of Security Holders

  (a) The regular annual meeting of stockholders of Humana Inc. was held in Louisville, Kentucky on May 6, 1999, for the purpose of electing the Board of Directors.

  (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors were elected.

  (c) One proposal was submitted to a vote of security holders as follows:

      (1) The stockholders approved the election of the following persons as directors of the Company:

          Name                              For                  Withheld

          K. Frank Austen, M.D.         136,398,798             14,868,526
          Michael E. Gellert            136,391,376             14,875,948
          John R. Hall                  136,394,172             14,873,152
          David A. Jones                136,431,940             14,835,384
          David A. Jones, Jr.           136,430,260             14,837,064
          Irwin Lerner                  136,393,668             14,873,656
          W. Ann Reynolds, Ph.D.        136,437,727             14,829,597
          Gregory H. Wolf               136,400,536             14,866,788




Item 5:

  None.

Item 6:	Exhibits and Report on Form 8-K

  (a) Exhibits:

      Exhibit 10 - Employment Agreement - Kenneth J. Fasola dated
      March 29, 1999, filed herewith.

      Exhibit 12 - Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.

      Exhibit 27 - Financial Data Schedule

  (b) On April 8, 1999, the Company filed a report on Form 8-K regarding its intention to record $90 million additional medical claims expense during the first quarter, as discussed in both Items 1 and 2 of this Form 10-Q.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     HUMANA INC.





        Date: May 17, 1999                 /s/  James E. Murray
                                            James E. Murray
                                            Chief Financial Officer
                                           (Principal Accounting Officer)



        Date: May 17, 1999                /s/  Kathleen Pellegrino
                                           Kathleen Pellegrino
                                           Vice President and
                                           Associate General Counsel

