Form 10-Q
period 1999-06-30
HUMANA INC
filed 1999-08-16
CIK 49071

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)           Identification Number)

                            500 West Main Street
                         Louisville, Kentucky 40202
        (Address of principal executive offices, including zip code)

                              (502) 580-1000
          (Registrants' telephone number, including area code)

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

                                                        Outstanding at
        Class of Common Stock                            July 31, 1999

         $0.16 2/3 par value                           167,599,638 shares

                                   1 of 28

                                 Humana Inc.
                                June 30, 1999
                                  Form 10-Q

                                    INDEX                                 Page

                         Part I: Financial Information

Item 1.	Financial Statements

  Condensed Consolidated Statements of Income for the quarters and
   six months ended June 30, 1999 and 1998                                   3

  Condensed Consolidated Balance Sheets at June 30, 1999 and
   December 31, 1998                                                         4

  Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 1999 and 1998                                              5

  Notes to Condensed Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                      11

Item 3. Quantitative and Qualitative Disclosures about Market Risk          24

                          Part II: Other Information

Item 1. Legal Proceedings                                                   25

Item 6. Exhibits and Reports on Form 8-K                                    27

Signatures                                                                  28

Exhibit 12 - Ratio of Earnings to Fixed Charges

Exhibit 27 - Financial Data Schedule

                                 Humana Inc.
                Condensed Consolidated Statements of Income
        For the quarters and six months ended June 30, 1999 and 1998
                                  Unaudited
              (Dollars in millions, except per share results)

                                     Quarters Ended           Six Months Ended
                                     1999      1998           1999        1998
Revenues:
 Premiums                          $ 2,461  $ 2,397        $ 4,889     $ 4,749
 Interest and other income              44       49             93          99
  Total revenues                     2,505    2,446          4,982       4,848

Operating expenses:
 Medical                             2,094    1,995          4,230       3,950
 Selling, general and
  administrative                       329      326            654         650
 Depreciation and amortization          30       33             61          65
  Total operating expenses           2,453    2,354          4,945       4,665

Income from operations                  52       92             37         183

 Interest expense                        8       10             18          22

Income before income taxes              44       82             19         161

 Provision for income taxes             16       30              7          59

Net income                        $     28  $    52        $    12     $   102

Basic earnings per common share   $   0.17  $  0.31        $  0.07     $  0.61

Earnings per common share
 - assuming dilution              $   0.17  $  0.31        $  0.07     $  0.61

    See accompanying notes to condensed consolidated financial statements.

                                  Humana Inc.
                   Condensed Consolidated Balance Sheets
                        Unaudited at June 30, 1999
                (Dollars in millions, except share amounts)

                                                       June 30,   December 31,
                                                         1999         1998
ASSETS
Current assets:
 Cash and cash equivalents                            $    542       $    913
 Marketable securities                                   1,504          1,594
 Premiums receivable, less allowance for
  doubtful accounts of $61 at June 30, 1999
  and $62 at December 31, 1998                             278            276
Other                                                      364            336
 Total current assets                                    2,688          3,119

Long-term marketable securities                            285            305
Property and equipment, net                                442            433
Cost in excess of net assets acquired                    1,189          1,188
Other                                                      403            451
   Total assets                                       $  5,007       $  5,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Medical and other expenses payable                   $  1,394       $  1,470
 Trade accounts payable and accrued expenses               432            395
 Book overdraft                                            210            234
 Unearned premium revenues                                  66            294
 Short-term debt                                            75            250
   Total current liabilities                             2,177          2,643

Long-term medical and other expenses payable               381            438
Long-term debt                                             643            573
Professional liability and other obligations               129            154
     Total liabilities                                   3,330          3,808

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par; authorized 10,000,000             --             --
  shares; none issued.
 Common stock, $0.16 2/3 par; authorized 300,000,000
  shares; issued and outstanding 167,585,138
  shares at June 30, 1999 and
  167,515,362 shares at December 31, 1998                   28             28
Capital in excess of par value                             897            894
Retained earnings                                          765            753
Accumulated other comprehensive (loss) income              (13)            13
  Total stockholders' equity                             1,677          1,688
   Total liabilities and stockholders' equity         $  5,007       $  5,496

    See accompanying notes to condensed consolidated financial statements.

                                  Humana Inc.
               Condensed Consolidated Statements of Cash Flows
               For the six months ended June 30, 1999 and 1998
                                   Unaudited
                             (Dollars in millions)

                                                         1999            1998

Net cash used in operating activities                 $  (279)        $  (424)

Cash flows from investing activities:
 Acquisition, net of cash acquired                        (14)             --
 Purchases of marketable securities                      (432)           (550)
 Maturities and sales of marketable securities            513             686
 Purchases of property and equipment                      (46)            (77)
 Dispositions of property and equipment                    26               9
 Other                                                    (10)            (25)
  Net cash provided by investing activities                37              43
Cash flows from financing activities:
 Repayment of line of credit                              (93)           (300)
 Net commercial paper (repayments) borrowings             (12)            333
 Change in book overdraft                                 (24)             30
 Other                                                     --              31
  Net cash (used in) provided by financing activities    (129)             94

Decrease in cash and cash equivalents                    (371)           (287)

Cash and cash equivalents at beginning of period          913             779

Cash and cash equivalents at end of period            $   542         $   492

Supplemental cash flow information:
 Interest payments                                    $    18         $    23
 Income tax (refunds) payments, net                   $   (35)        $    46

Details of business acquired in purchase transaction:
 Fair value of net assets acquired                    $    20         $    --
 Cash paid for acquired business                          (14)             --

 Liabilities assumed                                  $     6         $    --

    See accompanying notes to condensed consolidated financial statements.

                                  Humana Inc.
           Notes to Condensed Consolidated Financial Statements
                                  Unaudited

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q may wish to refer to the Form 10-K of Humana Inc. (the "Company" or "Humana") for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

The preparation of the Company's condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements and (c) reported amounts of revenues and expenditures during the reported period. Actual results could differ from those estimates.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(B) First Quarter 1999 Additional Medical Claims Expense and Tangible Asset Gain

The Company recorded $90 million ($57 million after tax, or $0.34 per diluted share) in additional medical claims expense during the first quarter of 1999. Included in this expense were approximately $50 million related to a provision for probable future losses (premium deficiencies), $35 million to strengthen medical claims payable and $5 million for a payment to Columbia/HCA Healthcare Corporation ("Columbia/HCA") to resolve certain contractual issues. The premium deficiency was the result of management's regular assessment of the profitability of its contracts for providing health care services to its members. Contributing to the premium deficiency was the impact from a March 31, 1999, Columbia/HCA contract for hospital services in certain Florida markets, as well as increasing medical costs in markets where the Company had been sharing medical cost risk with providers. The $35 million medical claims payable strengthening resulted from higher than expected medical cost trends in the Company's preferred provider organization ("PPO") products and Medicare business identified by the Company's analysis of February and March 1999 claims payments. Also, during the first quarter of 1999, the Company recorded a $12 million ($8 million after tax, or $0.04 per diluted share) gain on the sale of a tangible asset which has been included in interest and other income in the accompanying condensed consolidated statements of income.

The beneficial effect related to the first quarter $50 million premium deficiency was $12 million ($8 million after tax, or $0.05 per diluted share) and $18 million ($12 million after tax, or $0.07 per diluted share) for the quarter and six months ended June 30, 1999, respectively.

                                  Humana Inc.
       Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

(C)	Acquisition

Effective June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. ("FPA"), its lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $20 million. These medical centers serve approximately 121,000 Humana members. This acquisition was recorded using the purchase method of accounting.

In July 1999, the Company reached agreements with ten provider groups to assume operations of 21 of the 50 newly acquired medical centers in South Florida, Tampa and Orlando to provide health care services under long-term provider agreements with the Company. These agreements will serve approximately 46,000 members of the Company. The Company intends to enter into similar agreements with other providers regarding the remaining medical centers.

(D) Contingencies

The Company's Medicare HMO contracts with the federal government are renewed for a one-year term each December 31, unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows. The Company's Medicaid contracts are annual contracts with various states except for the two-year contract with the Health Insurance Administration in Puerto Rico. Additionally, the Company's TRICARE contract is a one-year contract renewable on July 1, 2000, for one additional year. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. In addition, the Company continually contracts and seeks to renew contracts with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations and cash flows could be adversely impacted.

The Company reached an agreement in principle, during the first quarter of 1999, with the United States Justice Department and the Department of Health and Human Services on a settlement relating to Medicare premium overpayments. The settlement, totaling $15 million, arose out of the erroneous designation of certain Medicare enrollees as eligible for Medicaid, resulting in higher payments to the Company by the federal government related in large part to the years 1991 and 1992. The Company had established adequate liabilities for the resolution of these issues and, therefore, the settlement did not have a material impact on the Company's financial position or its results of operations.

During the ordinary course of business, the Company is subject to pending and threatened legal actions and audits by the agencies that regulate the Company. Management of the Company does not believe that any of these actions will have a material adverse effect on the Company's financial position or results of operations.

(E) Earnings Per Common Share

Basic earnings per common share is computed on the basis of the weighted average number of common shares outstanding. Earnings per common share - assuming dilution is computed on the

                                  Humana Inc.
       Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

There were no adjustments required to be made to net income for purposes of computing basic earnings per common share and earnings per common share - assuming dilution. Options whose exercise price is greater than the average market price of common shares are antidilutive and, therefore, excluded from the computation of earnings per common share - assuming dilution. Reconciliations of the average number of common shares outstanding used in the calculation of basic earnings per common share and earnings per common share - assuming dilution for the quarters and six months ended June 30, 1999 and 1998 are as follows:

                                    Quarters Ended          Six Months Ended
                                  1999         1998        1999          1998

Shares used to compute
 basic earnings per
 common share              167,575,863  166,600,047  167,567,646  165,728,787

Dilutive effect of common
 stock options                 577,524    2,517,847      907,032    2,424,889

Shares used to compute
 earnings per
 common share -
 assuming dilution         168,153,387  169,117,894  168,474,678  168,153,676

Number of antidilutive
 common stock options        8,132,781           --    9,303,221    1,007,580



(F) Comprehensive Income (Loss)

Detail supporting the computation of comprehensive income (loss) follows for the quarters and six months ended June 30, 1999 and 1998 (in millions):

                                    Quarters Ended          Six Months Ended
                                  1999         1998        1999          1998

Net income                       $  28        $  52       $  12         $ 102
Net unrealized investment
 losses, net of tax                (20)          (6)        (26)           (5)
Comprehensive income (loss)      $   8        $  46       $ (14)        $  97


(G) Long-Term Debt

The Company maintains a revolving credit agreement (the "Credit Agreement") which provides liquidity under a line of credit of up to $1.5 billion. The Company also maintains a commercial paper program and issues debt securities thereunder. Commercial paper borrowings outstanding at June 30, 1999 were $718 million and are backed by the Credit Agreement. The Credit Agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage and leverage ratios. As of June 30, 1999, the Company was in compliance with these covenants. The average interest rate on commercial paper borrowings was 5.2 percent and 5.3 percent for the quarter and six months ended June 30, 1999, respectively.

                                  Humana Inc.
       Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

The Company intends to pay an additional $75 million of its outstanding debt with proceeds from operating subsidiary dividends expected to be received in the next twelve months. Borrowings under the commercial paper program, except these planned repayments, have been classified as long-term debt based upon management's ability and intent to refinance borrowings on a long-term basis.

(H) Segment Information

The Company markets and distributes its products to three distinct customer groups and, therefore, reports operations in three segments: Commercial, Public Sector and TRICARE. Results of each segment are measured based upon premium revenues and underwriting margin (premium revenues less medical expenses). The Company does not allocate assets or administrative costs to the segments and, therefore, does not measure results based upon segment assets or pretax profits.


The following table presents financial information for the Company's three reportable segments for the quarters and six months ended June 30, 1999 and 1998 (in millions):

                                           Quarters Ended    Six Months Ended
                                           1999      1998    1999        1998
Premium revenues:
 Commercial                             $ 1,366   $ 1,305  $ 2,717    $ 2,595
 Public Sector                              893       882    1,770      1,759
 TRICARE                                    202       210      402        395
  Total for reportable segments           2,461     2,397    4,889      4,749

Non-allocated interest and other income      44        49       93         99

   Total consolidated revenues          $ 2,505   $ 2,446  $ 4,982    $ 4,848

Underwriting margin:
 Commercial                             $   219   $   229  $   399    $   464
 Public Sector                              115       127      187        252
 TRICARE                                     33        46       73         83
  Total for reportable segments             367       402      659        799

Other, non-allocated revenue and expense:
 Interest and other income                   44        49       93         99
 Selling, general and administrative
  expenses                                 (329)     (326)    (654)      (650)
 Depreciation and amortization              (30)      (33)     (61)       (65)
 Interest expense                            (8)      (10)     (18)       (22)
   Total consolidated income before
    income tax                          $    44   $    82  $    19    $   161

 For the six months ended June 30, 1999, the Commercial and Public Sector underwriting margins include $49 million and $41 million, respectively, of additional medical claims expense recorded during the first quarter of 1999.

                                  Humana Inc.
       Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

 (I)	Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). In general,
SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement
No. 133", this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

(J) Reclassifications

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current year presentation.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, could adversely affect the Company's ability to obtain these results. These include the success of the Company's profit improvement initiatives, the effects of either federal or state health care reform or other legislation, changes in the Medicare reimbursement system, medical and pharmacy cost trends, the ability of health care providers (including physician practice management companies) to comply with current contract terms, renewal of the Company's Medicare contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program and renewal of the Company's Medicaid contracts with various state governments and the Health Insurance Administration in Puerto Rico. Such factors also include the effects of other general business conditions, including but not limited to, compliance with debt covenants, changes in the Company's debt rating and its ability to borrow under its commercial paper program, the Company's ability to integrate its acquisitions, the Company's ability to appropriately address the "Year 2000" computer system issue, government regulation, competition, premium rate and yield changes, retrospective premium adjustments relating to federal government contracts, changes in commercial and Medicare HMO membership, operating subsidiary capital requirements, the effect of provider contract rate negotiations, general economic conditions and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction

The Company is a health services company that facilitates the delivery of health care services through networks of providers to its approximately 6.1 million medical members. The Company's products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures, and risk-sharing arrangements with providers. These providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. The Company also offers various specialty products to employers, including dental, group life, workers' compensation, and administrative services ("ASO") to those who self-insure their employee health plans. In total, the Company's products are licensed in 48 states, the District of Columbia and Puerto Rico, with approximately 21 percent of its membership in the state of Florida.

The Company markets and distributes its products to three distinct customer groups and, therefore, reports operations in three business segments. Results of each segment are measured based upon premium revenues and underwriting margin (premium revenues less medical expenses). The

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Company does not allocate assets or administrative costs to the segments and, therefore, does not measure results based on segment assets or pretax profits. Members from all three segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In the Commercial segment, the Company markets and distributes its fully insured HMO, PPO, specialty and its ASO products to large group employers (over 100 employees) and small group employers. Premium revenue pricing to large group employers has historically been more competitive than that to small group employers, resulting in less favorable underwriting margins for large groups. In the Public Sector segment, the Company markets and distributes its Medicare and Medicaid products to individuals eligible for these government-sponsored programs. The Medicare HMO product provides health care services that include all Medicare benefits and, in certain circumstances, additional services. The Company's third segment is TRICARE.
In this segment, the Company facilitates health care services for the dependents of active military personnel and retired military personnel and their dependents located in the Southeastern United States. The Company is in the fourth year of its contract with the United States Department of Defense, which is renewable on July 1, 2000, for one additional year. As encouraged by government regulation, TRICARE is managed by a separate management team and is more autonomous than the Company's Commercial and Public Sector segments, which generally share sales, marketing, customer service, medical management and claims processing functions of the Company.

First Quarter 1999 Additional Medical Claims Expense and Tangible Asset Gain

The Company recorded $90 million ($57 million after tax, or $0.34 per diluted share) in additional medical claims expense during the first quarter of 1999. Included in this expense were approximately $50 million related to a provision for probable future losses (premium deficiencies), $35 million to strengthen medical claims payable and $5 million for a payment to Columbia/HCA to resolve certain contractual issues. The premium deficiency was the result of management's regular assessment of the profitability of its contracts for providing health care services to its members. Contributing to the premium deficiency was the impact from a March 31, 1999, Columbia/HCA contract for hospital services in certain Florida markets, as well as increasing medical costs in markets where the Company had been sharing medical cost risk with providers. The $35 million medical claims payable strengthening resulted from higher than expected medical cost trends in the Company's PPO products and Medicare business identified by the Company's analysis of February and March 1999 claims payments. Also, during the first quarter of 1999, the Company recorded a $12 million ($8 million after tax, or $0.04 per diluted share) gain on the sale of a tangible asset which has been included in interest and other income in the accompanying condensed consolidated statements of income.

The beneficial effect related to the first quarter $50 million premium deficiency was $12 million ($8 million after tax, or $0.05 per diluted share) and $18 million ($12 million after tax, or $0.07 per diluted share) for the quarter and six months ended June 30, 1999, respectively.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Acquisition of Medical Centers from FPA

Effective June 1, 1999, the Company reached an agreement with FPA, its lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $20 million. These medical centers serve approximately 121,000 Humana members. This acquisition was recorded using the purchase method of accounting.

In July 1999, the Company reached agreements with ten provider groups to assume operations of 21 of the 50 newly acquired medical centers in South Florida, Tampa and Orlando to provide health care services under long-term provider agreements with the Company. These agreements will serve approximately 46,000 members of the Company. The Company intends to enter into similar agreements with other providers regarding the remaining medical centers.

Comparison of Results of Operations

In order to enhance comparability, and to present an estimated baseline against which historical and prospective periods should be measured, the following discussion comparing results for the quarters and six months ended June 30, 1999 and June 30, 1998, excludes the previously described impact of the first quarter 1999 $90 million additional medical claims expense and tangible asset gain, but includes the beneficial effect of the premium deficiency included therein.

Quarters Ended June 30, 1999 and 1998

Income before income taxes totaled $44 million for the quarter ended
June 30, 1999 (the "1999 quarter"), compared to $82 million for the quarter ended June 30, 1998 (the "1998 quarter"). Net income was $28 million, or $0.17 per diluted share, in the 1999 quarter, compared to $52 million, or $0.31 per diluted share, in the 1998 quarter. The earnings decline is attributable to the continuation of higher medical costs as reported in the first quarter of 1999. The Company has implemented five profit improvement initiatives to mitigate the effect of these higher medical cost trends. The initiatives include pricing products commensurate with risk assumed, rationalizing markets and products, rehabilitating the large group commercial business, re-contracting with providers and cost management improvements focused mainly on medical and claims cost management disciplines.

The Company's premium revenues increased 2.7 percent to $2.5 billion for the 1999 quarter, compared to $2.4 billion for the 1998 quarter. Higher premium revenues result from increased premium yields on the Company's Commercial and Public Sector fully insured products partially offset by a decline of fully insured membership in these segments.

On June 30, 1999, the Company notified the Health Care Finance Administration ("HCFA") of its intent to exit 31 Medicare counties affecting approximately 46,000 members or 9.5 percent of the Company's total Medicare HMO membership. In addition, the Company informed HCFA that it will institute Medicare benefit reductions and premiums in the majority of its Medicare markets beginning January 1, 2000. Also during the 1999 quarter, the Company provided 41,000 Commercial Florida individual members the required 180 day notice of its intent to exit that business by the end of 2000. Member reductions related to market exits, product discontinuances and premium increases will likely result in the reduction of approximately 300,000 members during the year 2000.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

The Company's medical expense ratio for the 1999 quarter was 85.1 percent, increasing 180 basis points from 83.3 percent for the 1998 quarter. The increase in the medical expense ratio was primarily the result of the Company's fully insured commercial HMO and PPO products cost trends exceeding premium yield increases.

Offsetting the increasing medical cost trends is the continued favorable claim liability development in the Company's run-off workers' compensation business acquired in connection with its acquisition of Physician Corporation of America ("PCA") in 1997. After evaluating the workers' compensation claim liabilities against claim payments and file closings, the Company reduced these liabilities by $10 million ($6 million after tax, or $0.04 per diluted share) during the 1999 quarter.

During the third quarter of 1998, the Company announced its intention to close its Puerto Rico operations upon the expiration of its Medicaid contract because the Company did not expect to be awarded a new contract at acceptable premium levels. The Company also established premium deficiency liabilities based upon probable future losses under the Medicaid contract as well as severance and lease discontinuance accruals. In May 1999, the Company reached an agreement with the Health Insurance Administration in Puerto Rico to extend the Medicaid contract an additional two years. As a result of the decision to maintain a presence in Puerto Rico, the Company reversed the remaining premium deficiency liabilities of $6 million ($4 million after tax, or $0.02 per diluted share) as well as the severance and lease discontinuance accruals of $2 million ($1 million after tax, or $0.01 per diluted share) during the 1999 quarter.

The administrative cost ratio improved during the 1999 quarter to 14.6 percent from 15.0 percent in the 1998 quarter. The year-over-year improvement in the administrative cost ratio reflects continued rationalization of staffing levels, streamlining and centralizing the Company as well as acquisition synergies.

Interest income totaled $40 million and $39 million for the 1999 and 1998 quarters, respectively. The increase results from realized investment gains offset by lower investment yields. The tax equivalent yield on invested assets approximated 8.1 percent and 9.0 percent for the 1999 and 1998 quarters, respectively. Other income declined $6 million from the 1998 quarter, due to the reduction of income from ancillary businesses the Company sold in 1998. Interest expense declined $2 million during the 1999 quarter as a result of lower average outstanding borrowings.

Business Segment Information for the Quarters Ended June 30, 1999 and 1998

Commercial premium revenues increased 4.7 percent for the 1999 quarter as a result of premium yield increases of 6.9 percent on the Company's fully insured commercial products partially offset by a decline in fully insured membership. The Company's fully insured commercial membership declined 86,700 members from the 1998 quarter, reflecting the effects of the Company's premium pricing discipline intended to maintain profitability.

The Commercial segment medical expense ratio for the 1999 quarter was 84.0 percent, increasing from 82.5 percent in the 1998 quarter. The medical expense ratio increase was the result of fully insured commercial cost trends of 10.0 percent exceeding premium yield increases of 6.9 percent. The fully insured commercial cost trend was primarily the result of a 2.6 percent increase in

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

inpatient days per thousand, a 13.0 percent increase in outpatient costs and pharmacy costs which increased 18.8 percent. The higher pharmacy costs were the result of increases in prescriptions per thousand of 9.3 percent and costs per prescription of 9.2 percent. These higher medical cost trends are attributable to growth of the Company's open access products, the effects of the Health Insurance Portability and Accountability Act's guarantee issue rules, the inability of certain risk-sharing providers to effectively manage medical costs within their contractual arrangements, the lack of three tier pharmacy product benefit contracts and generally higher medical cost trends across the industry.

Public Sector premium revenues for the 1999 quarter increased 1.2 percent to $893 million. A 3.0 percent Medicare HMO premium yield was offset by a decline in membership. The Medicare HMO premium yield increase was higher than the 2 percent statutory increase as a result of the changing geographic mix of membership toward higher reimbursement areas. The geographic mix shift and the reduction in Public Sector membership were the result of the closing of the Treasure Coast and Sarasota, Florida markets. Medicare HMO membership declined 16,200 from the 1998 quarter primarily from closing these under-performing markets in Florida.

The Public Sector medical expense ratio for the 1999 quarter was 87.1 percent, increasing from 85.6 percent for the 1998 quarter. The medical expense ratio increase was primarily the result of ineffective risk sharing arrangements in the Company's Medicaid products and Medicare HMO premium yield increases of
3.0 percent being insufficient to offset medical cost increases of 3.2 percent. Increased Medicare HMO medical costs were noted in inpatient hospital rates and pharmacy costs.

TRICARE premiums declined 3.8 percent for the 1999 quarter on declining membership and its medical expense ratio increased to 83.7 percent during the 1999 quarter from 78.1 percent as a result of favorable contract modifications recorded during the 1998 quarter.

Six Months Ended June 30, 1999 and 1998

Income before income taxes totaled $97 million for the six months ended
June 30, 1999 (the "1999 period"), compared to $161 million for the same period in 1998 (the "1998 period"). Net income was $61 million, or $0.37 per diluted share, in the 1999 period compared to $102 million, or $0.61 per diluted share, in the 1998 period. This earnings decline was primarily a result of medical cost increases exceeding premium yield increases, partially offset by lower administrative spending.

The Company's premium revenues increased 2.9 percent to $4.9 billion for the 1999 period. Higher premium revenues result from increased premium yields on the Company's Commercial and Public Sector fully insured products partially offset by a decline of fully insured membership in these segments.

The Company's medical expense ratio increased 150 basis points to 84.7 percent during the 1999 period compared to the same period a year ago. The higher medical expense ratio results from medical cost trend increases exceeding premium yield increases on the Company's fully insured commercial and Medicare HMO products. As more fully described previously, the medical expense ratio discussion excludes the impact of the first quarter additional $90 million medical

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

claims expense. Including this item increases the 1999 period medical expense ratio from 84.7 percent to 86.5 percent.

Offsetting the increasing medical cost trends is the continued favorable claim liability development in the Company's run-off workers' compensation business acquired in connection with its acquisition of Physician Corporation of America ("PCA") in 1997. After evaluating the workers' compensation claim liabilities against claim payments and file closings, the Company reduced these liabilities by $15 million ($10 million after tax, or $0.06 per diluted share) during the 1999 period.

During the third quarter of 1998, the Company announced its intention to close its Puerto Rico operations upon the expiration of its Medicaid contract because the Company did not expect to be awarded a new contract at acceptable premium levels. The Company also established premium deficiency liabilities based upon probable future losses under the Medicaid contract as well as severance and lease discontinuance accruals. In May 1999, the Company reached an agreement with the Health Insurance Administration in Puerto Rico to extend the Medicaid contract an additional two years. As a result of the decision to maintain a presence in Puerto Rico, the Company reversed the remaining premium deficiency liabilities of $6 million ($4 million after tax, or $0.02 per diluted share) as well as the severance and lease discontinuance accruals of $2 million ($1 million after tax, or $0.01 per diluted share) during the 1999 period.

The administrative cost ratio was 14.6 percent and 15.1 percent for the 1999 and 1998 periods, respectively. This improvement results from the rationalization of staffing levels, streamlining and centralizing the Company as well as acquisition synergies.

Interest income totaled $74 million in the 1999 period, compared to $80 million in the 1998 period. This decrease is primarily attributable to lower investment yields. The tax equivalent yield on invested assets approximated
7.4 percent and 9.0 percent for the 1999 and 1998 periods, respectively. Other income declined $12 million from the 1998 period, due to the reduction of income from ancillary businesses the Company sold in 1998. Interest expense declined $4 million during the 1999 period as a result of lower average borrowings.

Business Segment Information for the Six Months Ended June 30, 1999 and 1998

Commercial premium revenues increased 4.7 percent for the 1999 period as a result of fully insured premium yield increases of 6.6 percent partially offset by a decline in fully insured membership. The Company's fully insured commercial membership declined 87,500 members during the 1999 period, compared to an increase of 2,100 for the same period in 1998, reflecting the effects of the Company's premium pricing discipline intended to maintain profitability.

The Commercial segment medical expense ratio for the 1999 period was 83.5 percent, increasing from 82.1 percent during the 1998 period. The medical expense ratio increase was the result of fully insured commercial cost trends of 9.1 percent exceeding premium yield increases of 6.6 percent. The fully insured commercial cost trend was primarily the result of a 1.3 percent increase in inpatient days per thousand, a 11.9 percent increase in outpatient costs and pharmacy costs which increased 19.8 percent. The higher pharmacy costs were the result of increases in prescriptions per thousand of 11.5 percent and costs per prescription of 8.2 percent. These higher

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

medical cost trends are attributable to growth of the Company's open access products, the effects of the Health Insurance Portability and Accountability Act's guarantee issue rules, the inability of certain risk-sharing providers to effectively manage medical costs within their contractual arrangements, the lack of three tier pharmacy product benefit contracts and higher medical cost trends across the industry. As more fully described previously,the medical expense ratio discussion excludes a portion of the additional $90 million medical claims expense. Including $49 million of the additional medical expense related to the Commercial segment results in a medical expense ratio of 85.3 percent for the 1999 period.

Public Sector premium revenues for the 1999 period increased less than 1 percent to $1.8 billion. A 2.5 percent Medicare HMO premium yield was offset by a decline in membership. The 2.5 Medicare HMO premium yield increase was higher than the 2 percent statutory increase as a result of the changing geographic mix of membership toward higher reimbursement areas. The geographic mix shift and the reduction in Public Sector membership were the result of the closing of the Treasure Coast and Sarasota, Florida markets. Medicare HMO membership declined 17,200 during the period primarily from closing these under-performing markets in Florida.

The Public Sector medical expense ratio for the 1999 period was 87.1 percent, increasing from 85.7 percent for the 1998 period. The medical expense ratio increase was primarily the result of ineffective risk sharing arrangements in the Company's Medicaid products and Medicare HMO premium yield increases of
2.5 percent being insufficient to offset medical cost increases of 3.1 percent. Increased Medicare HMO medical costs were noted in inpatient hospital rates and pharmacy costs. As more fully described previously, the medical expense ratio discussion excludes a portion of the additional $90 million medical claims expense. Including $41 million of the additional medical expense related to the Public Sector segment results in a medical expense ratio of 89.4 percent for the 1999 period.

TRICARE premiums increased 1.8 percent during the 1999 period and its medical expense ratio increased to 81.8 percent during the 1999 period from 79.0 percent as a result of favorable contract modifications recorded during the 1998 period.

Liquidity and Capital Resources

Cash used by the Company's operations was $279 million and $424 million for the six months ended June 30, 1999 and 1998, respectively. This net cash used by the Company's operations during the 1999 period and the 1998 period can be attributed to the following (in millions):

                                                           1999          1998

Cash used by operating activities                        $ (279)       $ (424)
Timing of Medicare and TRICARE premium receipts             234           320
Workers' compensation claim payments                         61            75
  Pro forma cash flows provided by
   (used in) operating activities                        $   16        $  (29)

Pro forma cash flows from operating activities for the six months ended
June 30, 1999 was impacted by the seasonal pay down of medical claims and the timing of provider payments and pharmacy claim processor reimbursements. Pro forma cash flows used in operating activities for

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

the six months ended June 30, 1998 was also impacted by the seasonal pay down of medical claims as well as severance payments related to the Company's 1997 acquisitions.

The Company's subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' ability to obtain regulatory approval to pay dividends.

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

The Company maintains a revolving credit agreement ("Credit Agreement") which provides liquidity under a line of credit of up to $1.5 billion. The Company also maintains a commercial paper program and issues debt securities thereunder. Commercial paper borrowings outstanding at June 30, 1999 were $718 million and are backed by the Credit Agreement. The Credit Agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage and leverage ratios. As of June 30, 1999, the Company was in compliance with these covenants. The average interest rate on commercial paper borrowings was 5.2 percent and 5.3 percent for the quarter and the six months ended June 30, 1999, respectively.

The Company intends to pay an additional $75 million of its outstanding debt with the proceeds from operating subsidiary dividends expected to be received in the next twelve months. Borrowings under the commercial paper program, except these planned repayments, have been classified as long-term debt based on management's ability and intent to refinance borrowings on a long-term basis.

Management believes that existing working capital, future operating cash flows and funds available under the Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to fund capital requirements.

The Company's ongoing capital expenditures are primarily attributable to administrative facilities and related information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Planned capital spending for the remainder of 1999 will approximate $40 million to $45 million for the expansion and improvement of these items.

The Company's Year 2000 or Y2K Readiness Disclosure Statement

The Year 2000 issue is the result of two potential malfunctions that may have an impact on the Company's systems and equipment. The first potential malfunction is the result of computers being programmed to use two rather than four digits to define the applicable year. The second potential malfunction arises where embedded microchips and micro-controllers have been designed using two rather than four digits to define the applicable year. As a result, certain of the Company's date-sensitive computer programs, building infrastructure components and medical

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

devices, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem may result in computer system and program failures or equipment malfunctions that could result in a disruption of business operations.

The Company's application systems are largely developed and maintained in-house by a staff of 400 application programmers who are versed in the utilization of state-of-the-art technology. All application systems are fully integrated and automatically pass data through various system processes. The Company's primary data center and the majority of its programming and support staff are located at the Company's corporate offices in Louisville, Kentucky. In order to create the necessary internal focus surrounding the Year 2000 problem the Company has established a centralized Year 2000 Program Management Office (PMO) which is charged with overall coordination of enterprise wide Y2K initiatives and regular progress reporting to the Company's senior management.

The Company's Year 2000 initiatives are focused on four key areas of operation:

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

Non-IT Infrastructure - telecommunications equipment, elevators, public safety equipment (i.e., security and fire), medical equipment and heating and air conditioning systems.

The Company commenced its assessment of Year 2000 exposures in early 1996. In December 1998, the Company was 100 percent complete with the remediation of its core business systems. As of June 30, 1999, the Company had remediated
98 percent of its business application systems. The remediated systems are currently operating in the company's production environment utilizing the updated Year 2000 logic. The Company's plan is to have all production applications fully remediated during the fourth quarter of 1999. In addition, the Company is in the process of contacting vendors, third party business partners and intermediaries in an effort to ascertain their Year 2000 readiness. The Company anticipates completing, in all material respects, its Year 2000 project during the fourth quarter of 1999. The Company's efforts are currently progressing on plan.

The Year 2000 project is currently estimated to have a minimum total cost of approximately $26.7 million. Project to date costs total $23.9 million, including $2.1 million during the quarter ended June 30, 1999. Year 2000 expenses are projected to represent approximately 6 percent of the Information Systems budget during 1999. Year 2000 costs are expensed as incurred and funded through operating cash flows.

The extent and magnitude of the Year 2000 project, as it will affect the Company both before and for some period after January 1, 2000, are difficult to predict or quantify. In order to mitigate these risks the Company has chosen to develop business continuity and contingency plans. These plans

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

would be enacted if the Company's Year 2000 project is not completed in an accurate or timely manner, or if third party constituents have failures due to the millennium change. The Company has identified six major functional areas encompassing 22 operational subdivisions that require contingency plan development. The six major functional areas are: providers, service centers, suppliers and vendors, customers and brokers, banking and finance, and legal services. The Company's business continuity and contingency planning efforts, which are inclusive of alternate operating procedures, were finalized during the second quarter of 1999 and are anticipated to be implemented during the fourth quarter of 1999.

While the Company presently believes that the timely completion of its Year 2000 project will limit exposure so that the Year 2000 will not pose material operational problems, the Company recognizes that it does not control third party systems. The Company continues to work with its third parties to verify their readiness; however, at this juncture the Company has not received assurances that all third parties and/or their key interfaces will be converted in a timely manner. If these organizations do not accomplish their Year 2000 initiatives in a timely manner and/or fail to properly implement appropriate contingency plans, Year 2000 failures may result. These failures could potentially have a material adverse impact on the Company's results of operations or its financial position.

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

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS
No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement
No. 133", this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant impact on the Company's results of operations or its financial position.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued


Quarterly Membership                                        1999          1998

Commercial:
 Fully insured members at:
  March 31                                             3,171,700     3,249,600
  June 30                                              3,174,000     3,260,700
  September 30                                                       3,235,800
  December 31                                                        3,261,500

Administrative services members at:
  March 31                                               617,900       682,200
  June 30                                                636,700       693,400
  September 30                                                         673,900
  December 31                                                          646,200

Total Commercial members at:
  March 31                                             3,789,600     3,931,800
  June 30                                              3,810,700     3,954,100
  September 30                                                       3,909,700
  December 31                                                        3,907,700

Pubic Sector:
 Medicare HMO members at:
  March 31                                               480,700       495,800
  June 30                                                484,800       501,000
  September 30                                                         502,800
  December 31                                                          502,000

Medicaid and other members at:
  March 31                                               704,300       696,800
  June 30                                                707,200       692,000
  September 30                                                         696,500
  December 31                                                          700,400

Total Public Sector members at:
  March 31                                             1,185,000     1,192,600
  June 30                                              1,192,000     1,193,000
  September 30                                                       1,199,300
  December 31                                                        1,202,400

TRICARE:
 TRICARE eligible members at:
  March 31                                             1,085,700     1,103,500
  June 30                                              1,064,600     1,096,300
  September 30                                                       1,090,400
  December 31                                                        1,085,700

Total medical members at:
  March 31                                             6,060,300     6,227,900
  June 30                                              6,067,300     6,243,400
  September 30                                                       6,199,400
  December 31                                                        6,195,800

Specialty members at:
  March 31                                             2,771,900     2,647,800
  June 30                                              2,837,600     2,477,800
  September 30                                                       2,597,800
  December 31                                                        2,633,300

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
(Dollars in millions, except per share results)

                                                              1999
                                               First (a)     Second     Total
Revenues:
 Premiums by segment:
  Commercial                                 $ 1,351        $ 1,366   $ 2,717
  Public Sector                                  877            893     1,770
  TRICARE                                        200            202       402
   Total premiums                              2,428          2,461     4,889

Interest and other income                         49             44        93
   Total revenues                              2,477          2,505     4,982

Operating expenses:
 Medical                                       2,136          2,094     4,230
 Selling, general and administrative             325            329       654
 Depreciation and amortization                    31             30        61
   Total operating expenses                    2,492          2,453     4,945

Income (loss) from operations                    (15)            52        37

 Interest expense                                 10              8        18

Income (loss) before income taxes                (25)            44        19

Provision (benefit) for income taxes              (9)            16         7

Net income (loss)                            $   (16)       $    28   $    12

Basic earnings (loss) per common share       $ (0.10)       $  0.17   $  0.07

Earnings (loss) per common share -
 assuming dilution                           $ (0.10)       $  0.17   $  0.07

Medical expense ratio                           88.0%          85.1%     86.5%

Administrative cost ratio                       14.7%          14.6%     14.6%

(a) Includes first quarter 1999 additional medical claims expense of $90 million ($57 million after tax, or $0.34 per diluted share) and a $12 million
($8 million after tax, or $0.04 per diluted share) gain on the sale of a tangible asset.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
(Dollars in millions, except per share results)

                                                    1998
                                First   Second   Third(a)(b)   Fourth   Total
Revenues:
 Premiums by segment:
  Commercial                   $1,290   $1,305  $1,325         $1,337  $5,257
  Public Sector                   877      882     891            890   3,540
  TRICARE                         185      210     205            200     800
   Total premiums               2,352    2,397   2,421          2,427   9,597

Interest and other income          50       49      43             42     184
  Total revenues                2,402    2,446   2,464          2,469   9,781

Operating expenses:
 Medical                        1,955    1,995   2,081          2,010   8,041
 Selling, general and
  administrative                  324      326     351            327   1,328
 Depreciation and amortization     32       33      32             31     128
 Asset write-downs and other
  special charges                  --       --      34             --      34
   Total operating expenses     2,311    2,354   2,498          2,368   9,531

Income (loss) from operations      91       92     (34)           101     250

 Interest expense                  12       10      13             12      47

Income (loss) before income taxes  79       82     (47)            89     203

 Provision (benefit) for
  income taxes                     29       30     (17)            32      74

Net income (loss)              $   50   $   52  $  (30)        $   57  $  129

Basic earnings (loss) per
 common share                  $ 0.30   $ 0.31  $(0.18)        $ 0.34   $0.77

Earnings (loss) per common
 share - assuming dilution     $ 0.30   $ 0.31  $(0.18)        $ 0.34   $0.77

Medical expense ratio            83.1%    83.3%   85.9%          82.8%   83.8%

Administrative cost ratio        15.2%    15.0%   15.8%          14.7%   15.2%

(a) Includes charges associated with certain market closures, merger dissolution costs and losses on disposal of non-strategic assets of $34 million ($22 million after tax, or $0.13 per diluted share).

(b) Includes premium deficiencies of $46 million ($29 million after tax, or $0.17 per diluted share), a one-time incentive for non-officer employees of $16 million ($10 million after tax, or $0.06 per diluted share) and other costs of $36 million ($23 million after tax, or $0.14 per diluted share).

                                  Humana Inc.
    Item 3:  Quantitative and Qualitative Disclosures about Market Risk

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

                                 Humana Inc.
                        Part II:  Other Information

Item 1: Legal Proceedings

Since June 22, 1999, five related, purported class action complaints entitled
(1) Alan Freeberg v. Gregory H. Wolf, et al., Civ. Act. No. 3:99CV-398-S, (2) Robert Norman v. Humana Inc., et al., Civ. Act. No. 3:99CV-415-H, (3) Marc Berger v. Humana Inc., et al., Civ. Act. No. 3:99CV-454-H, (4) Don Bailey v. Humana Inc., et al., Civ. Act. No. 3:99CV-484-H, and (5) Karen Rubin v. Gregory H. Wolf, et al., Civ. Act. No. 3:99CV-498-S, were filed in the United States District Court for the Western District of Kentucky at Louisville, by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The five complaints contain the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company's financial condition, primarily with respect to the impact of the negotiations over renewal of the Company's contract with Columbia/HCA. The allegations in all five complaints are premised on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and
Section 20(a) of the 1934 Act. All five complaints seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in three complaints) on October 31, 1998 or (in two complaints) on February 9, 1999 and ending (in all five complaints) on April 8, 1999, and all seek money damages in unspecified amounts, plus (in certain of the complaints) pre-judgment and post-judgment interest, and costs and expenses including attorney and expert fees. The Company believes the allegations in the above complaints are without merit and intends to pursue the defense of the actions vigorously.

A class action lawsuit styled Mary Forsyth, et al v. Humana Inc., et al, Case #CV-5-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada involving claims arising out of the method of calculation of coinsurance for Nevada insureds prior to 1988, and an antitrust claim. The District Court granted the Company's motion for summary judgment on most of the claims on July 22, 1993. The District Court granted summary judgment in favor of plaintiffs on the claim under the Employee Retirement Income Security Act ("ERISA").
On appeal, the Court of Appeals for the Ninth Circuit reinstated certain claims, including the claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO") on behalf of a class of insureds who paid coinsurance at Humana hospitals (the "Co-Payer Class"), and the antitrust claim. The Ninth Circuit also ruled that the damages in the Co-Payer Class' RICO claim, before any trebling, were correctly limited to the amount of overpayment of the coinsurance, which totaled approximately $1.6 million plus interest. On August 18, 1997, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court requesting the Supreme Court to reverse the part of the Ninth Circuit ruling reinstating the RICO claim of the Co-Payer Class. In January, 1999, the Supreme Court ruled that the plaintiffs could pursue their RICO claim. The Company requested summary judgment in the District Court on the reinstated antitrust claim on October 6, 1997, and upon reconsideration, the motion was granted. On October 1, 1997, the plaintiffs filed a motion in the District Court for leave to file a Fifth Amended Complaint reasserting an ERISA claim and adding new RICO and antitrust claims. The Company opposed the motion, and the motion was denied. The trial on the remaining RICO and antitrust claims was scheduled to begin on October 6, 1999. The parties have entered into a settlement agreement resolving all outstanding claims. The terms are subject to the approval of the District Court. The parties have submitted the settlement agreement to the District Court for preliminary approval.
The settlement is not expected to have a material adverse effect on the Company's financial position or results of operations.


                                 Humana Inc.
                 Part II:  Other Information, continued

Between November 19, 1997 and December 11, 1997, three related, purported class action complaints entitled (i) Medhat Reiser v. PCA, et al, Civil
Action No. 97-3678 (S.D. Fla.) (Middlebrooks, J.), (ii) Janice Wells and Stewart Colton v. PCA, et al, Civil Action No. 97-3832 (King, J.), and (iii) David Applestein v. PCA, et al, Civil Action No. 97-4030 (Nesbitt, J.), were filed in the United States District Court for the Southern District of Florida by purported former stockholders of Physician Corporation of America ("PCA") against PCA and certain of its former directors and officers. By order entered February 13, 1998, the three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation, Civil Action No. 97-3678 (S.D. Fla.) (Middlebrooks, J.). The Reiser, Wells and Applestein complaints contain the same or substantially similar allegations; namely, that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. Count I of all three complaints is premised on alleged violations of Section 10(b) of the Securities and Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and Count II on alleged violations of Section 20(a) of the 1934 Act. All three complaints seek certification of a class of stockholders who purchased shares of PCA common stock from May 1996 through March 1997, as well as money damages plus prejudgment interest in an unspecified amount, and costs and expenses including attorneys fees. On February 19, 1999, the U.S. District Court denied PCA's motion to dismiss.
On May 5, 1999, plaintiffs moved for certification of the purported class.
On June 28, 1999, defendants moved for summary judgment and filed papers opposing the motion for class certification. Both motions are currently pending. This matter has been set for trial beginning January 2001. The Company believes that the allegations in the above complaints are without merit and intends to pursue the defense of the consolidated action vigorously.

On April 22, 1993, an alleged stockholder of the Company filed a purported shareholder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled Lewis v. Austen, et al, Civil Action No. 12937. The action was purportedly brought on behalf of the Company and Galen Health Care, Inc. ("Galen") against all of the directors of both companies at the time Galen was spun off from the Company alleging, among other things, that the defendants had improperly amended the Company's existing stock option plans to bifurcate their existing options to allow employees of each company to receive options in the stock of the other company. The challenged amendment to the plan was approved by the Company's stockholders at the 1993 Annual Meeting of Stockholders. The defendants filed a motion to dismiss the Case in October 1995. A hearing on this motion was held on January 26, 1999. On June 2, 1999, the court rendered its decision granting defendants' motion, thereby dismissing the case.

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

                                 Humana Inc.
                 Part II:  Other Information, continued

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

Item 2: Changes in Securities
        None.

Item 3: Defaults Upon Senior Securities
        None.

Item 4: Submission of Matters to a Vote of Security Holders
        None.

Item 5: Other Information
        None.

Item 6: Exhibits and Reports on Form 8-K
        (a) Exhibit Index

            Exhibit 12 Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.

            Exhibit 27 Financial Data Schedule (filed electronically)
        (b) During the quarter ended June 30, 1999, and as of the filing date, Humana Inc. filed the following report on Form 8-K:

            * On August 3, 1999, the Company filed a report on Form 8-K regarding the resignation of Gregory H. Wolf as President and Chief Executive Officer of the Company and the appointment of David A. Jones as interim Chief Executive Officer.

                                 Humana Inc.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HUMANA INC.
                                                (Registrant)





Date: August 16, 1999                     By:   /s/ James E. Murray
                                                  James E. Murray
                                               Chief Financial Officer
                                           (Principal Accounting Officer)





Date: August 16, 1999                     By:   /s/ Kathleen Pellegrino
                                                  Kathleen Pellegrino
                                                  Vice President and
                                               Acting General Counsel

