Form 10-Q
period 1999-09-30
HUMANA INC
filed 1999-11-15
CIK 49071

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

                                                        Outstanding at
         Class of Common Stock                         October 31, 1999

         $0.16 2/3 par value                           167,522,960 shares

                                   1 of 35

                                   Humana Inc.
                               September 30, 1999
                                   Form 10-Q

                                    INDEX
                                                                              Page

                         Part I: Financial Information

Item 1.	Financial Statements

        Condensed Consolidated Statements of Operations for the quarters and
        nine months ended September 30, 1999 and 1998                             3

        Condensed Consolidated Balance Sheets at September 30, 1999 and
        December 31, 1998                                                         4

        Condensed Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1999 and 1998                                         5

        Notes to Condensed Consolidated Financial Statements                      6

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                12

Item 3. Quantitative and Qualitative Disclosures about Market Risk               30

                          Part II: Other Information

Item 1. Legal Proceedings                                                        31

Item 6. Exhibits and Reports on Form 8-K                                         34

Signatures                                                                       35

Exhibit 10 - Severance Policy

Exhibit 12 - Ratio of Earnings to Fixed Charges

Exhibit 27 - Financial Data Schedule




                                      2

                                 Humana Inc.
               Condensed Consolidated Statements of Operations
       For the quarters and nine months ended September 30, 1999 and 1998
                                  Unaudited
              (Dollars in millions, except per share results)

                                     Quarters Ended          Nine Months Ended
                                     1999      1998           1999        1998

Revenues:
 Premiums                          $ 2,527  $ 2,421        $ 7,416      $ 7,170
 Interest and other income              30       43            123          142
  Total revenues                     2,557    2,464          7,539        7,312

Operating expenses:
 Medical                             2,148    2,081          6,378        6,031
 Selling, general and
  administrative                       338      351            992        1,001
 Depreciation and amortization          30       32             91           97
 Asset write-downs and other charges             34                          34
  Total operating expenses           2,516    2,498          7,461        7,163

Income (loss) from operations           41      (34)            78          149

Interest expense                         7       13             25           35

Income (loss) before income taxes       34      (47)            53          114

Provision (benefit) for income taxes    12      (17)            19           42

Net income (loss)                   $   22  $   (30)       $    34      $    72

Basic earnings (loss) per
 common share                       $ 0.13  $ (0.18)       $  0.20      $  0.43

Earnings (loss) per common share
 - assuming dilution                $ 0.13  $ (0.18)       $  0.20      $  0.43

    See accompanying notes to condensed consolidated financial statements.

                                      3

                                  Humana Inc.
                     Condensed Consolidated Balance Sheets
                        Unaudited at September 30, 1999
                  (Dollars in millions, except share amounts)


                                              September 30,       December 31,
                                                  1999                1998
ASSETS
Current assets:
 Cash and cash equivalents                     $       482        $       913
 Marketable securities                               1,530              1,594
 Premiums receivable, less allowance for
  doubtful accounts of $62 at September
  30, 1999 and December 31, 1998                       315                276
 Other                                                 354                336
  Total current assets                               2,681              3,119

Long-term marketable securities                        277                305
Property and equipment, net                            440                433
Cost in excess of net assets acquired                1,180              1,188
Other                                                  373                451
    Total assets                               $     4,951        $     5,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Medical and other expenses payable            $     1,395        $     1,470
 Trade accounts payable and accrued expenses           437                395
 Book overdraft                                        216                234
 Unearned premium revenues                              72                294
 Short-term debt                                                          250
  Total current liabilities                          2,120              2,643

Long-term medical and other expenses payable           351                438
Long-term debt                                         667                573
Professional liability and other obligations           122                154
    Total liabilities                                3,260              3,808

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par; authorized 10,000,000
 shares; none issued
 Common stock, $0.16 2/3 par; authorized
  300,000,000 shares;	issued and outstanding
  167,522,960 shares at September 30, 1999
  and 167,515,362 shares at December 31, 1998           28                 28
Capital in excess of par value                         897                894
Retained earnings                                      787                753
Accumulated other comprehensive (loss) income          (21)                13
Total stockholders' equity                           1,691              1,688
Total liabilities and stockholders' equity     $     4,951        $     5,496

    See accompanying notes to condensed consolidated financial statements.

                                      4

                                  Humana Inc.
                Condensed Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1999 and 1998
                                   Unaudited
                             (Dollars in millions)

                                                         1999           1998

Net cash used in operating activities                 $  (232)        $ (251)

Cash flows from investing activities:
 Acquisition, net of cash acquired                        (14)
 Purchases of marketable securities                      (653)          (769)
 Maturities and sales of marketable securities            694            927
 Purchases of property and equipment                      (65)           (84)
 Dispositions of property and equipment                    27
 Other                                                    (10)           (21)
  Net cash (used in) provided by investing activities     (21)            53

Cash flows from financing activities:
 Repayment of line of credit                              (93)          (300)
 Net commercial paper (repayments) borrowings             (63)           317
 Proceeds from the exercise of stock options                              34
 Change in book overdraft                                 (18)            64
 Other                                                     (4)            (2)
Net cash (used in) provided by financing activities      (178)           113

Decrease in cash and cash equivalents                    (431)           (85)

Cash and cash equivalents at beginning of period          913            779

Cash and cash equivalents at end of period            $   482         $  694

Supplemental cash flow information:
 Interest payments                                    $    25         $   34
 Income tax (refunds) payments, net                   $   (57)        $   69

Details of business acquired in purchase transaction:
 Fair value of assets acquired                        $    20
 Cash paid for acquired business                          (14)

 Liabilities assumed                                  $     6

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

(B)	Medical and Selling, General and Administrative Expenses

A discussion of various items included in medical expenses in the condensed consolidated statements of operations follows:

Premium Deficiencies

As a result of management's assessment of the profitability of its contracts for providing health care services to its members, the Company recorded provisions for probable future losses (premium deficiencies) of $50 million in the first quarter of 1999 ("the 1999 premium deficiency") and $46 million in the third quarter of 1998 ("the 1998 premium deficiency"). Generally, a premium deficiency is required when projected or estimated health care costs exceed future premiums. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 Columbia/HCA Healthcare Corporation ("Columbia/HCA") hospital agreement on current and projected future medical costs contributed to the 1999 premium deficiency. The loss of synergies expected to be realized from the merger with UnitedHealth
Group Company ("United") contributed to the 1998 premium deficiency.

The beneficial effect of the premium deficiencies recorded during the quarter and nine months ended September 30, 1999 approximated $15 million and $50 million, respectively. The beneficial effect of the premium deficiencies recorded during the quarter and nine months ended
September 30, 1998 approximated $6 million.

                                  Humana Inc.
        Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited


Reserve Strengthening

During the first quarter of 1999, the Company recorded a medical claim reserve strengthening of $35 million. The reserve strengthening was necessary due to prior period adverse claims developments identified by the Company's analysis of February and March 1999 claims payments.

Provider Costs

The Company recorded medical expenses of $5 million in the first quarter of 1999 and $27 million in the third quarter of 1998 related to its contractual relationships with providers. The $5 million settled contractual issues associated with the March 31, 1999 Columbia/HCA agreement. The $27 million related to receivables from financially troubled physician groups, including certain bankrupt providers, which were written-off.

The following item was included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Other Costs

During the third quarter of 1998, the Company recorded a one-time incentive of $16 million paid to non-officer employees and a $9 million settlement related to a third party pharmacy processing contract.

(C)	Asset Write-Downs and Other Charges

On August 10, 1998, the Company and United announced their mutual agreement to terminate the previously announced Agreement and Plan of Merger, dated May 27,1998. The planned merger, among other things, was expected to improve the operating results of the Company's products and markets. Following the merger's termination, the Company conducted a strategic evaluation, which included assessing the Company's competitive market positions and profit potential. As a result, the Company recognized charges of $34 million during the third quarter of 1998. The charges included costs associated with exiting five markets ($15 million), losses on disposals of non-strategic assets ($12 million), and merger dissolution costs ($7 million).

The costs associated with the market exits of $15 million included severance, lease termination costs as well as write-offs of equipment and uncollectible provider receivables. The planned market exits were Sarasota and Treasure Coast, Florida, Springfield and Jefferson City, Missouri and Puerto Rico. Severance costs were estimated based upon the Company's pre-existing employee benefit plans. The plan to exit these markets was expected to reduce the Company's workforce, primarily in Puerto Rico, by approximately 470 employees. The market exits were expected to be completed by June 30, 1999. In the second quarter of 1999, the Company reversed $2 million of severance and lease discontinuance liabilities after the Health Insurance Administration in Puerto Rico extended the Company's Medicaid contract, with advantageous terms, for two years.
In accordance with the Company's policy on impairment of long-lived assets, equipment in the exited markets was written down to its fair value after an evaluation of undiscounted future cash flow in the markets. The fair value of equipment was based upon discounted cash flows for the same markets. Following the write-down, the equipment was fully depreciated.

All cash charges were paid, and all market exit activities were completed, before the end of the second quarter of 1999.

                                  Humana Inc.
        Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

(D)     Acquisition

Effective June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. ("FPA"), FPA's lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $20 million. These medical centers serve approximately 121,000 Humana members. This acquisition was recorded using the purchase method of accounting. Cost in excess of net tangible and identifiable intangible assets recorded in connection with the acquisition was $17 million and is being amortized over six years.

The Company has subsequently reached agreements with fourteen provider groups to assume operating responsibility for 38 of the 50 acquired medical centers under long-term provider agreements with the Company. These agreements cover approximately 67,400 members of the Company. The Company intends to enter into similar agreements with other providers regarding the remaining members in the near future.

(E)	Contingencies

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

The Company reached an agreement in principle, during the first quarter of 1999, with the United States Department of Justice and the Department of Health and Human Services on a settlement relating to Medicare premium overpayments. The settlement, totaling $15 million, arose out of the erroneous designation of certain Medicare enrollees as eligible for Medicaid, resulting in higher payments to the Company by the federal government related, in large part, to the years 1991 and 1992. The settlement is expected to be paid sometime during 2000. The Company had previously established adequate liabilities for the resolution of these issues and, therefore, the settlement did not have a material impact on the Company's financial position or its results of operations.

During the ordinary course of its business, the Company is or may become subject to pending or threatened litigation or other legal actions. Such actions may be as a result of disputes between the Company and its customers, providers or vendors or as a result of audits or investigations by governmental agencies. Recently, several lawsuits have been brought against companies in the managed care industry (including one against the Company
- see Legal Proceedings) which

                                  Humana Inc.
        Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

purport to represent classes of insureds injured under various theories of liability. Management of the Company does not believe that any of these actions will have a material adverse effect on the Company's financial position or results of operations.

(F)	Earnings Per Common Share

Basic earnings per common share is computed on the basis of the weighted average number of common shares outstanding. Earnings per common share - assuming dilution is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

There were no adjustments required to be made to net income for purposes of computing basic earnings per common share and earnings per common share - assuming dilution. Options whose exercise price is greater than the average market price of common shares are antidilutive and, therefore, have been excluded from the computation of earnings per common share - assuming dilution. Reconciliations of the average number of common shares outstanding used in the calculation of basic earnings per common share and earnings per common share - assuming dilution for the quarters and nine months ended September 30, 1999 and 1998 are as follows:


                                   Quarters Ended                 Nine Months Ended
                                  1999          1998          1999                1998

Shares used to compute
 basic earnings per
 common share              167,570,888   167,023,422   167,568,726         166,160,332

Dilutive effect of common
 stock options                 458,959                     757,674           1,992,625

Shares used to compute
 earnings per common share
 - assuming dilution       168,029,847   167,023,422   168,326,400         168,152,957

Number of antidilutive common
 stock options               7,782,619    10,112,842     8,796,353           1,522,276

                                      9

                                  Humana Inc.
        Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited


(G)	Comprehensive Income (Loss)

Detail supporting the computation of comprehensive income (loss) for the quarters and nine months ended September 30, 1999 and 1998 follows
(in millions):

                                    Quarters Ended             Nine Months Ended
                                  1999          1998          1999           1998

Net income (loss)              $    22      $    (30)        $  34         $   72
Net unrealized investment
 (losses) gains, net of tax         (8)            8           (34)             3
Comprehensive income (loss),
 net of tax                    $    14      $    (22)        $             $   75

(H)     Long-Term Debt

The Company maintains a revolving credit agreement (the "Credit Agreement") which provides liquidity under a line of credit of up to $1.5 billion. The Company also maintains a commercial paper program and issues debt securities thereunder. Commercial paper borrowings outstanding at September 30, 1999 were $667 million and are backed by the Credit Agreement. The Credit Agreement contains usual and customary covenants including, but not limited to,financial tests for interest coverage and leverage ratios. As of September 30, 1999, the Company was in compliance with these covenants.
The Company is currently negotiating an amendment to the Credit Agreement, which would reduce the line of credit to $1 billion and modify certain financial covenants for enhanced flexibility with regards to possible future asset purchases and sales and other adjustments. The average interest rate on commercial paper borrowings was 5.6 percent and 5.4 percent for the quarter and nine months ended September 30, 1999, respectively. Borrowings under both the Credit Agreement and commercial paper program have been classified as long-term based on management's ability and intent to refinance borrowings on a long-term basis.

(I)	Segment Information

In the third quarter of 1999, the Company realigned its organizational and managerial structure to achieve greater accountability and focus for various of the Company's lines of business. As a result of this realignment, the Company organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company's large group commercial (100 employees and over), Medicare HMO, Medicaid, administrative services, workers' compensation and military or TRICARE business. The Small Group segment includes small group commercial (under
100 employees) and its specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon income (loss) before income taxes. The Company allocates administrative costs, interest income and interest expense, but no assets, to the segments. Members served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group employers has historically been more competitive than that to small group employers. Costs to distribute products to small group employers are higher compared to large group employers resulting in Small Group's higher administrative expense ratio.

                                  Humana Inc.
        Notes to Condensed Consolidated Financial Statements, continued
                                  Unaudited

The following table presents financial information for the Company's two segments for the quarters and nine months ended September 30, 1999 and 1998 (in millions):

                                    Quarters Ended            Nine Months Ended
                                  1999          1998          1999         1998
Premium revenues:
 Health Plan                   $ 1,735       $ 1,694       $ 5,105      $  5,043
 Small Group                       792           727         2,311         2,127
  Total premium revenues       $ 2,527       $ 2,421       $ 7,416      $  7,170

Underwriting margin:
 Health Plan                   $   234       $   205       $   625      $    712
 Small Group                       145           135           413           427
  Total underwriting margin    $   379       $   340       $ 1,038      $  1,139

Income (loss) before income taxes:
 Health Plan                   $    41       $   (19)      $    72      $    118
 Small Group                        (7)          (28)          (19)           (4)
  Total income (loss) before
   income taxes                $    34       $   (47)      $    53       $   114

(J)	Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS
No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of
FASB Statement No. 133," this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or its financial position.

(K)     Reclassifications

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current year presentation.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, could adversely affect the Company's ability to obtain these results. These include the success of the Company's improvement initiatives, the Company's ability to renegotiate its Credit Agreement, the effects of either federal or state health care reform or other legislation, including the Norwood-Dingell Bill, any expanded right to sue managed care companies, changes in the Medicare reimbursement system, medical and pharmacy cost trends, the ability of health care providers (including physician practice management companies) to comply with current contract terms, class action litigation directed against the managed care industry, renewal of the Company's Medicare contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program and renewal of the Company's Medicaid contracts with various state governments and the Health Insurance Administration in Puerto Rico. Such factors also include the effects of other general business conditions, including but not limited to, compliance with debt covenants, changes in the Company's debt rating and its ability to borrow under its commercial paper program, the Company's ability to integrate its acquisitions and appropriately address the "Year 2000" computer system issue, government regulation, competition, premium rate and yield changes, retrospective premium adjustments relating to federal government contracts, changes in commercial and Medicare HMO membership, operating subsidiary capital requirements, the effect of provider contract rate negotiations, general economic conditions and the retention of key employees. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction

The Company is a health services company that facilitates the delivery of health care services through networks of providers to its approximately 6.0 million medical members. The Company's products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures and risk-sharing arrangements with providers. These providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. The Company also offers various specialty products to employers, including dental, group life, workers' compensation, and administrative services ("ASO") to those who self-insure their employee health plans. In total, the Company's products are licensed in 48 states, the District of Columbia and Puerto Rico, with approximately 21 percent of its membership in the state of Florida.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

In the third quarter of 1999, the Company realigned its organizational and managerial structure to achieve greater accountability and focus for various of the Company's lines of business. As a result of this realignment, the Company organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company's large group commercial (100 employees and over), Medicare, Medicaid, administrative services, workers' compensation and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and its specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon income (loss) before income taxes. The Company allocates administrative costs, interest income and interest expense, but no assets, to the segments. Members served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group employers has historically been more competitive than that to small group employers, resulting in less favorable underwriting margins for large groups. Costs to distribute products to small group employers are higher compared to large group employers resulting in Small Group's higher administrative expense ratio.

Medical and Selling, General and Administrative Expenses

A discussion of various items included in medical expenses in the condensed consolidated statements of operations follows:

Premium Deficiencies

As a result of management's assessment of the profitability of its contracts for providing health care services to its members, the Company recorded provisions for probable future losses (premium deficiencies) of $50 million in the first quarter of 1999 ("the 1999 premium deficiency") and $46 million in the third quarter of 1998 ("the 1998 premium deficiency"). Generally, a premium deficiency is required when projected or estimated health care costs exceed future premiums. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 Columbia/HCA Healthcare Corporation ("Columbia/HCA") hospital agreement on current and projected future medical costs contributed to the 1999 premium deficiency. The loss of synergies expected to be realized from the merger with UnitedHealth Group Company ("United") contributed to the 1998 premium deficiency.

The beneficial effect of the premium deficiencies recorded during the quarter and nine months ended September 30, 1999 approximated $15 million and $50 million, respectively. The beneficial effect of the premium deficiencies recorded during the quarter and nine months ended September 30, 1998 approximated $6 million.

Reserve Strengthening

During the first quarter of 1999, the Company recorded a medical claim reserve strengthening of $35 million. The reserve strengthening was necessary due to prior period adverse claims developments identified by the Company's analysis of February and March 1999 claims payments.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued


Provider Costs

The Company recorded medical expenses of $5 million in the first quarter of 1999 and $27 million in the third quarter of 1998 related to its contractual relationships with providers. The $5 million settled contractual issues associated with the March 31, 1999 Columbia/HCA agreement. The $27 million related to receivables from financially troubled physician groups, including certain bankrupt providers, which were written-off.

The following item was included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Other Costs

During the third quarter of 1998, the Company recorded a one-time incentive of $16 million paid to non-officer employees and a $9 million settlement related to a third party pharmacy processing contract.

Asset Write-Downs and Other Charges

On August 10, 1998, the Company and United announced their mutual agreement to terminate the previously announced Agreement and Plan of Merger, dated May 27, 1998. The planned merger, among other things, was expected to improve the operating results of the Company's products and markets. Following the merger's termination, the Company conducted a strategic evaluation, which included assessing the Company's competitive market positions and profit potential.
As a result, the Company recognized charges of $34 million during the third quarter of 1998. The charges included costs associated with exiting five markets ($15 million), losses on disposals of non-strategic assets
($12 million), and merger dissolution costs ($7 million).

The costs associated with the market exits of $15 million included severance, lease termination costs as well as write-offs of equipment and uncollectible provider receivables. The planned market exits were Sarasota and Treasure Coast, Florida, Springfield and Jefferson City, Missouri and Puerto Rico. Severance costs were estimated based upon the Company's pre-existing employee benefit plans. The plan to exit these markets was expected to reduce the Company's workforce, primarily in Puerto Rico, by approximately 470 employees. The market exits were expected to be completed by June 30, 1999. In the second quarter of 1999, the Company reversed $2 million of severance and lease discontinuance liabilities after the Health Insurance Administration in Puerto Rico extended the Company's Medicaid contract, with advantageous terms, for two years. In accordance with the Company's policy on impairment of long-lived assets, equipment in the exited markets was written down to its fair value after an evaluation of undiscounted future cash flow in the markets. The fair value of equipment was based upon discounted cash flows for the same markets. Following the write-down, the equipment was fully depreciated.

All cash charges were paid, and all market exit activities were completed, before the end of the second quarter of 1999.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Acquisition

Effective June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. ("FPA"), FPA's lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $20 million. These medical centers serve approximately 121,000 Humana members. This acquisition was recorded using the purchase method of accounting. Cost in excess of net tangible and identifiable intangible assets recorded in connection with the acquisition was $17 million and is being amortized over six years.

The Company has subsequently reached agreements with fourteen provider groups to assume operating responsibility for 38 of the 50 acquired medical centers under long-term provider agreements with the Company. These agreements cover approximately 67,400 members of the Company. The Company intends to enter into similar agreements with other providers regarding the remaining members in the near future.

Quarters Ended September 30, 1999 and 1998

Comparison of Results of Operations

To enhance comparability as well as to provide a baseline against which historical and prospective periods can be measured, the following discussion comparing results for the quarters ended September 30, 1999 (the "1999 quarter") and 1998 (the "1998 quarter"), excludes the previously described, premium deficiencies, provider and other costs, and asset write-downs and other charges recorded in the 1998 quarter, but does include the beneficial effect of the reversal of such items on operating results for the periods shown. The following table reconciles the results reported on the condensed consolidated statements of operations ("Reported Results") to the results contained in the following discussion ("Discussion Results") for the 1998 quarter (in millions, except per share data):

                                                       1998 Quarter
                                             Reported    Excluded    Discussion
                                              Results    Items (a)     Results
Adjustment to statement of operations
 caption items:
Operating expenses:
 Medical                                     $  2,081    $    (73)    $   2,008
 Selling, general and administrative              351         (25)          326
 Depreciation and amortization                     32                        32
 Asset write-downs and other charges               34         (34)
  Total operating expenses                      2,498        (132)        2,366
(Loss) income from operations                     (34)        132            98
(Loss) income before income taxes                 (47)        132            85
Net (loss) income                            $    (30)   $     84     $      54
Basic (loss) earnings per share              $  (0.18)   $   0.50     $    0.32
(Loss) earnings per share -
 assuming dilution                           $  (0.18)   $   0.50     $    0.32

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

                                                       1998 Quarter
                                             Reported    Excluded    Discussion
                                              Results    Items (a)     Results

Medical expense ratios:
 Health Plan                                     87.9%       (3.6)%    84.3%
 Small Group                                     81.5%       (1.8)%    79.7%
  Totals                                         85.9%       (3.0)%    82.9%

Administrative expense ratios:
 Health Plan                                     13.2%       (0.7)%    12.5%
 Small Group                                     21.9%       (1.7)%    20.2%
  Totals                                         15.8%       (1.0)%    14.8%

(a)     The items excluded from 1998 medical expenses are the $46 million of premium deficiency and $27 million of provider costs. The items excluded from
        1998 administrative expenses are $16 million related to a one-time incentive paid to non-officer employees and $9 million of other costs.

Income before income taxes totaled $34 million for the 1999 quarter, compared to $85 million for the 1998 quarter. Net income was $22 million, or $0.13 per diluted share, in the 1999 quarter, compared to $54 million, or $0.32 per diluted share, for the 1998 quarter. The earnings decline is attributable to higher medical cost trends. The Company has implemented five initiatives to mitigate the effect of these higher medical cost trends. The initiatives include pricing products commensurate with the higher medical costs, rationalizing markets and products, rehabilitating the large group commercial business, re-contracting with providers, and cost management improvements focused mainly on medical and claims cost management disciplines.

The Company's premium revenues increased 4.4 percent to $2.5 billion for the 1999 quarter, compared to $2.4 billion for the 1998 quarter. Higher premium revenues resulted from increased premium yields of 6.7 percent and 4.0 percent for the Company's commercial and Medicare HMO products, respectively. This increase was partially offset by a decline in commercial membership of 104,600, resulting from the Company pricing its products commensurate with the higher medical cost trends.

The Company's medical expense ratio for the 1999 quarter was 85.0 percent, compared to 82.9 percent for the 1998 quarter. The increase was the result of higher medical costs in the Company's commercial products exceeding premium increases.

Offsetting the impact of the increasing commercial medical costs was the continued favorable claim liability development in the Company's run-off workers' compensation business acquired in connection with its acquisition of Physician Corporation of America ("PCA"). After evaluating the workers' compensation claim liabilities against claim payments and file closings, the Company reduced these liabilities by $8 million ($5 million after tax, or $0.03 per diluted share) during the 1999 quarter.

The administrative expense ratio improved during the 1999 quarter to 14.6 percent from 14.8 percent in the 1998 quarter. The year-over-year improvement in the administrative expense ratio reflects continued rationalization of staffing levels commensurate with membership levels.

Interest income totaled $29 million and $35 million for the 1999 and 1998 quarters, respectively. This decrease resulted from lower average invested balances partially offset by higher investment

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

yields. The tax equivalent yield on invested assets approximated 6.9 percent and 6.7 percent for the 1999 and 1998 quarters, respectively. Other income declined $7 million from the 1998 quarter, due to the reduction of income from ancillary businesses the Company sold in 1998 as well as a lower contribution from the Company's ASO business. Interest expense declined $6 million during the 1999 quarter as a result of lower average outstanding borrowings and a decline in the average interest rate.

Business Segment Information for the Quarters Ended September 30, 1999 and 1998

The following table sets forth certain financial data for the Company's two segments for the 1999 quarter and 1998 quarter (in millions):

                                                       1999          1998(a)
Premium revenues:
 Health Plan                                        $ 1,735       $ 1,694
 Small Group                                            792           727
                                                    $ 2,527       $ 2,421

Income (loss) before income taxes:
  Health Plan                                       $    41       $    77
  Small Group                                            (7)            8
                                                    $    34       $    85

Medical expense ratios:
 Health Plan                                           86.6%         84.3%
 Small Group                                           81.7%         79.7%
                                                       85.0%         82.9%

Administrative expense ratios:
 Health Plan                                           12.1%         12.5%
 Small Group                                           20.1%         20.2%
                                                       14.6%         14.8%

(a)	Excludes $73 million ($60 million Health Plan and $13 million Small
        Group) of 1998 medical expense related to premium deficiency and provider costs, $25 million ($13 million Health Plan and $12 million
        Small Group) of 1998 administrative expense related to a one-time incentive paid to non-officer employees and other costs, and $34 million ($23 million Health Plan and $11 million Small Group) of 1998 asset write-downs and other charges.

Health Plan

Income before income taxes totaled $41 million for the 1999 quarter compared to $77 million for the 1998 quarter. The earnings decline is attributable to the higher medical costs in the 1999 quarter. Initiatives to mitigate these higher medical costs include significant large group commercial rate increases, re-contracting with, or eliminating certain risk-sharing providers, implementing three-tier pharmacy benefits, instituting Medicare HMO member premium and benefit changes and exiting various Medicare markets. Various of these initiatives occur January 1, 2000 when a majority of Health Plan's commercial and government customer contracts renew.

The Health Plan segment's premium revenues increased 2.4 percent to $1.7 billion for the 1999 quarter as a result of premium yield increases, partially offset by a decline in membership. Large
                                      17

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

group commercial premiums decreased 1.9 percent to $581 million during the 1999 quarter from $592 million in the 1998 quarter. This decline resulted from the decrease in commercial membership of 119,400 members partially offset by a premium yield increase of 5.0 percent. Medicare HMO premiums increased slightly to $738 million in the 1999 quarter from $732 million during the 1998 quarter. This increase resulted from a Medicare premium yield of 4.0 percent partially offset by a reduction in 13,500 members primarily from the exit of the Treasure Coast and Sarasota, Florida markets. Medicaid premiums increased 11.3 percent to $158 million for the 1999 quarter from $142 million in the 1998 quarter.
This increase resulted from the more favorable rates obtained from the renewal of the Company's contract with the Health Insurance Administration in Puerto Rico in the second quarter of 1999. TRICARE premium revenues increased 15.1 percent from the 1998 quarter to $236 million in the 1999 quarter from an annual contractual rate increase and additional premiums recorded related to TRICARE's risk-sharing arrangement with the government.

The Health Plan segment's medical expense ratio for the 1999 quarter was 86.6 percent, increasing from 84.3 percent in the 1998 quarter. The medical expense ratio increase was the result of large group commercial and Medicare HMO cost trends of 7.7 percent and 5.0 percent, exceeding premium yields of 5.0 percent and 4.0 percent, all respectively. The large group commercial medical cost trend was primarily the result of a 6.4 percent increase in inpatient costs, a
8.2 percent increase in outpatient costs and a 19.6 percent increase in pharmacy costs. The Medicare HMO medical cost trend was attributable to a 6.9 percent increase in inpatient hospital costs and a 9.6 percent increase in pharmacy costs.

Higher medical cost trends are primarily attributable to the inability of certain risk-sharing providers to effectively manage medical costs within their contractual arrangements, higher pharmacy utilization resulting mainly from increased advertising in the pharmacy industry, the effect of the March 31, 1999 agreement with Columbia/HCA and generally higher medical cost trends across the industry.

The administrative expense ratio improved 40 basis points from the 1998 quarter to 12.1 percent, reflecting the continued rationalization of staffing levels commensurate with membership levels.

Small Group

The Small Group segment's losses before income taxes were $7 million for the 1999 quarter. This loss and decline from the 1998 quarter's income before income taxes of $8 million is also attributable to higher medical costs combined with the Company not adequately pricing its products to recognize these higher medical costs trends. To mitigate the effect of higher medical costs, the Small Group segment's improvement initiatives include significant premium rate increases, improving claim payment processes, provider re-contracting, rationalizing markets and products and implementing three-tier pharmacy benefits.

The Small Group segment's 1999 quarter premium revenues increased 8.9 percent compared to the 1998 quarter to $792 million. This increase was the product of the small group commercial premium yield increase of 8.0 percent, as well as an increase in membership of approximately 14,800 members to 1.7 million at September 30, 1999.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

The Small Group segment's medical expense ratio for the 1999 quarter was 81.7 percent, increasing from 79.7 percent for the 1998 quarter. The increase was the result of small group commercial cost trend of 10.6 percent exceeding 8.0 percent premium yields. Medical cost trends were noted in inpatient and outpatient hospital costs as well as pharmacy costs which increased 7.3 percent,
14.2 percent and 22.4 percent, respectively. These higher medical cost trends were the result of rapid growth of the Company's more costly open access products, higher pharmacy utilization resulting mainly from increased advertising in the pharmacy industry and the impact of the Health Insurance Portability and Accountability Act ("HIPAA" or "Small Group Reform") and its guarantee issue requirements.

Small Group's administrative expense ratio improved during the 1999 quarter to
20.1 percent from 20.2 percent.

Nine Months Ended September 30, 1999 and 1998

Comparison of Results of Operations

To enhance comparability as well as to provide a baseline against which historical and prospective periods can be measured, the following discussion comparing results for the nine months ended September 30, 1999 (the "1999 period") and 1998 (the "1998 period"), excludes the previously described premium deficiencies, reserve strengthening, provider and other costs, and asset write-downs and other charges recorded in the 1999 and 1998 periods, but does include the beneficial effect of the reversal of such items on operating results for the periods shown. The following table reconciles the results reported on the condensed consolidated statements of operations ("Reported Results") to the results contained in the following discussion ("Discussion Results") for the 1999 period and the 1998 period (in millions, except per share data):

                                 Reported        Excluded            Discussion
                                  Results          Items               Results
                               1999    1998   1999(a)   1998(b)     1999     1998


Adjustment to statements of
 operations caption items:
Operating expenses:
  Medical                   $ 6,378 $ 6,031   $  (90)  $  (73)    $ 6,288  $ 5,958
  Selling, general and
   administrative               992   1,001               (25)        992      976
  Depreciation and
   amortization                  91      97                            91       97
  Asset write-downs
   and other charges                     34               (34)
    Total operating expenses  7,461   7,163      (90)    (132)      7,371    7,031
Income from operations           78     149       90      132         168      281
Income before income taxes       53     114       90      132         143      246
Net income                  $    34 $    72   $   57   $   84     $    91  $   156
Basic earnings per share    $  0.20 $  0.43   $ 0.34   $ 0.50     $  0.54  $  0.93
Earnings per share -
 assuming dilution          $  0.20 $  0.43   $ 0.34   $ 0.50     $  0.54  $  0.93

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

                                 Reported        Excluded            Discussion
                                  Results          Items               Results
                               1999    1998   1999(a)   1998(b)     1999     1998
Medical expense ratios:
 Health Plan                  87.8%    85.9%    (1.3)%   (1.2)%      86.5%    84.7%
 Small Group                  82.1%    79.9%    (1.0)%   (0.6)%      81.1%    79.3%
  Total                       86.0%    84.1%    (1.2)%   (1.0)%      84.8%    83.1%

Administrative expense ratios:
 Health Plan                  12.1%    13.0%             (0.3)%      12.1%    12.7%
 Small Group                  20.0%    20.9%             (0.6)%      20.0%    20.3%
  Total                       14.6%    15.3%             (0.3)%      14.6%    15.0%

(a) The items excluded from 1999 medical expenses are the $50 million premium deficiency, $35 million reserve strengthening and $5 million provider costs.

(b) The items excluded from 1998 medical expenses are the $46 million premium deficiency and $27 million of provider costs. The items excluded from 1998 administrative expenses are $16 million related to a one-time incentive paid to non-officer employees and $9 million of other costs.

Income before income taxes totaled $143 million for the 1999 period, compared to $246 million for the 1998 period. Net income was $91 million, or $0.54 per diluted share in the 1999 period compared to $156 million, or $0.93 per diluted share, in the 1998 period. The earnings decline was primarily the result of medical cost increases exceeding premium yields.

The Company's premium revenues increased 3.4 percent to $7.4 billion for the 1999 period compared to $7.2 billion in the 1998 period. Higher premium revenues resulted from increased premium yields on the Company's commercial and Medicare HMO products partially offset by a decline of membership.

The Company's medical expense ratio increased to 84.8 percent during the 1999 period compared to 83.1 percent in the 1998 period. The higher medical expense ratio results from medical cost increases exceeding premium increases on the Company's commercial and Medicare HMO products.

Offsetting the effect of the increasing medical cost trends is the continued favorable claim liability development in the Company's run-off workers' compensation business acquired in connection with its acquisition of PCA.
After evaluating the workers' compensation claim liabilities against claim payments and file closings, the Company reduced these liabilities by $23 million ($15 million after tax, or $0.09 per diluted share) during the 1999 period.

The administrative expense ratio was 14.6 percent and 15.0 percent for the 1999 and 1998 periods, respectively. The year-over-year improvement in the administrative expense ratio reflects continued rationalization of staffing levels commensurate with membership levels.

Interest income totaled $103 million in the 1999 period, compared to $115 million in the 1998 period. This decrease resulted from a decrease in net realized investment gains, lower average invested balances and lower investment yields. Net realized investment gains during the 1999 period were approximately $13 million compared to $19 million in the 1998 period. The tax equivalent yield on invested assets approximated 7.2 percent and 8.0 percent for the 1999 and 1998 periods, respectively. Other income declined $7 million from the 1998 period, due to the

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

reduction of income from ancillary businesses the Company sold in 1998 and a lower net contribution from the Company's ASO business. The other income reductions were offset by a $12 million gain on the sale of a tangible asset in the first quarter of 1999. Interest expense declined $10 million during the 1999 period as a result of lower average borrowings and a decline in the average interest rate.

Business Segment Information for the Nine Months Ended September 30, 1999 and 1998

The following table sets forth certain financial data for the Company's two segments for the 1999 period and the 1998 period (in millions):


                                                       1999(a)       1998(b)
Premium revenues:
 Health Plan                                        $  5,105      $  5,043
 Small Group                                           2,311         2,127
                                                    $  7,416      $  7,170
Income before income taxes:
 Health Plan                                        $    139      $    214
 Small Group                                               4            32
                                                    $    143      $    246
Medical expense ratios:
 Health Plan                                            86.5%         84.7%
 Small Group                                            81.1%         79.3%
                                                        84.8%         83.1%
Administrative expense ratios:
 Health Plan                                            12.1%         12.7%
 Small Group                                            20.0%         20.3%
                                                        14.6%         15.0%

(a)     Excludes $90 million ($66 million Health Plan and $24 million Small
        Group) of 1999 medical expense related to premium deficiency, reserve strengthening and provider costs.

(b)     Excludes $73 million ($60 million Health Plan and $13 million Small
        Group) of 1998 medical expense related to premium deficiency and provider costs, $25 million ($13 million Health Plan and $12 million
        Small Group) of 1998 administrative expense related to a one-time incentive paid to non-officer employees and other costs, and $34 million ($23 million Health Plan and $11 million Small Group) of 1998 asset write-downs and other charges.

Health Plan

Income before income taxes totaled $139 million for the 1999 period compared to $214 million for the 1998 period. The earnings decline is attributable to the higher medical costs in the 1999 period. Initiatives to mitigate these higher medical costs include significant large group commercial rate increases, re-contracting with, or eliminating certain risk-sharing providers, implementing three-tier pharmacy benefits, instituting Medicare HMO member premium and benefit changes and exiting various Medicare markets. Various of these initiatives occur January 1, 2000 when a majority of Health Plan's commercial and government customer contracts renew.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

The Health Plan segment's premium revenues increased 1.2 percent to $5.1 billion for the 1999 period. Large group commercial and Medicare HMO premiums remained unchanged at $1.8 billion and $2.2 billion, respectively. Higher premium yields of 5.1 percent and 3.0 percent for the large group commercial and Medicare HMO lines, respectively were offset by membership reductions. Large group commercial membership decreased 119,400 from the 1998 period reflecting the effects of the Company's commercial premium pricing actions intended to maintain profitability. Medicare HMO membership decreased 13,500 members from the exit of the Treasure Coast and Sarasota, Florida markets. The Company's Medicaid premiums increased
8.9 percent to $451 million for the 1999 period compared to $414 million in the 1998 period. This increase resulted from the more favorable rates obtained from the renewal of the Company's contract with the Health Insurance Administration in Puerto Rico in the second quarter of 1999. TRICARE premium revenues increased
6.3 percent to $638 million in the 1999 period from $600 million in the 1998 period resulting from an annual contract rate increase and additional premiums recorded related to TRICARE's risk-sharing arrangement with the government.

The Health Plan segment's medical expense ratio for the 1999 period was 86.5 percent, increasing from 84.7 percent in the 1998 period. The increase was the result of large group commercial and Medicare HMO medical costs exceeding premium increases. These higher medical cost trends were attributable to the inability of certain risk-sharing providers to effectively manage medical costs within their contractual arrangements, higher pharmacy utilization resulting mainly from increased advertising in the pharmacy industry, the effect of the March 31, 1999 agreement with Columbia/HCA and generally higher medical cost trends across the industry.

The administrative expense ratio improved 60 basis points from the 1998 period to 12.1 percent, the result of the continued rationalization of staffing levels commensurate with membership levels.

Small Group

The Small Group segment's income before income taxes was $4 million for the 1999 period compared to $32 million for the 1998 period. This decline is attributable to higher medical costs combined with the Company not adequately pricing its products to recognize these higher medical costs trends. To mitigate the effect of higher medical costs, the Small Group segment's improvement initiatives include significant premium rate increases, improving claim payment processes, provider re-contracting, rationalizing markets and products and implementing three-tier pharmacy benefits.

The Small Group segment's premium revenues increased 8.7 percent for the 1999 period to $2.3 billion from $2.1 billion for the 1998 period. This increase was the result of the growth in small group commercial premiums of $159 million to $2.1 billion for the 1999 period. This premium growth was due to increased premium yields and a growth in membership of 14,800 members comparing the 1999 with the 1998 period.

The Small Group segment's medical expense ratio for the 1999 period was 81.1 percent, increasing from 79.3 percent for the 1998 period. The medical expense ratio increase was the result of small group commercial medical costs exceeding the premium yields. Increased medical cost trends were noted in inpatient and outpatient hospital medical cost trends as well as pharmacy costs. These higher medical cost trends were the result of the rapid growth of the

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Company's more costly open access products, higher pharmacy utilization resulting mainly from increased advertising in the pharmacy industry and the impact of HIPAA and its guarantee issue requirements.

The administrative expense ratio improved during the 1999 period to 20.0 percent from 20.3 percent.

Liquidity and Capital Resources

Cash used by the Company's operations was $232 million and $251 million for the nine months ended September 30, 1999 and 1998, respectively. This net cash used by the Company's operations during the 1999 period and the 1998 period can be attributed to the following (in millions):

                                                         1999            1998

Cash used by operating activities                     $  (232)        $  (251)
Timing of Medicare and TRICARE premium receipts           234             235
Funded workers' compensation claim payments                92              98
  Pro forma cash flows provided by
    operating activities                              $    94         $    82

The Company's subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' ability to obtain regulatory approval to pay dividends.

The National Association of Insurance Commissioners has recommended that states adopt a risk-based capital ("RBC") formula for companies established as HMO entities, similar to the current requirement for insurance companies. The RBC provisions may require new minimum capital and surplus levels for some of the Company's HMO subsidiaries. Many states have not yet determined when they will adopt the RBC formula or if they will allow a phase-in to the required levels of capital and surplus. However, the Company does not anticipate adoption in 1999 by any of the states in which it does business.

The Company currently maintains approximately $800 million of capital and surplus in its insurance and HMO entities, compared to the minimum statutory required capital and surplus levels of approximately $550 million. If the states in which the Company conducts business adopt the proposed RBC formula, without a phase-in provision, the Company estimates it would be required to fund additional capital into its various subsidiaries of approximately $30 million. After this capital infusion, the Company would have $210 million of capital and surplus above the required RBC level.

The Company maintains a revolving credit agreement (the "Credit Agreement") which provides liquidity under a line of credit of up to $1.5 billion. The Company also maintains a commercial paper program and issues debt securities thereunder. Commercial paper borrowings outstanding at September 30, 1999 were $667 million and are backed by the Credit Agreement. The Credit Agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage and leverage ratios. As of September 30, 1999, the Company was in compliance with these covenants and projects that it would remain in compliance during the remainder of 1999

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

and for 2000. The Company is currently negotiating an amendment to the Credit Agreement, which would reduce the line of credit to $1 billion and modify certain financial covenants for enhanced flexibility with regards to possible future asset purchases and sales and other adjustments. The average interest rate on commercial paper borrowings was 5.6 percent and 5.4 percent for the quarter and nine months ended September 30, 1999, respectively. Borrowings under both the Credit Agreement and commercial paper program have been classified as long-term based on management's ability and intent to refinance borrowings on a long-term basis.

Management believes that existing working capital, future operating cash flows and funds available under the Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to fund capital requirements.

The Company's ongoing capital expenditures are primarily attributable to administrative facilities and related information systems necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Planned capital spending for the remainder of 1999 will approximate $20 million to $25 million for the expansion and improvement of these items. The Company anticipates a higher level of capital spending in 2000 as it enhances its information technology and Internet capabilities.

The Company's Year 2000 Readiness Disclosure Statement

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

The Company's application systems are largely developed and maintained in-house by a staff of 400 application programmers who are versed in the utilization of state-of-the-art technology. All application systems are fully integrated and automatically pass data through various system processes. The Company's primary data center and the majority of its programming and support staff are located at the Company's corporate offices in Louisville, Kentucky. In order to create the necessary internal focus surrounding the Year 2000 problem, the Company has established a centralized Year 2000 Program Management Office (PMO) which is charged with overall coordination of enterprise wide Y2K initiatives and regular progress reporting to the Company's senior management. The Company's Year 2000 initiatives are focused on four key areas of operation:

Information Technology (IT) - software essential for day-to-day operations including both internally developed software and third party software, which interfaces therewith.

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

The Company commenced its assessment of Year 2000 exposures in early 1996.
In December 1998, the Company was 100 percent complete with the remediation of its core business systems. As of September 30, 1999, the Company had remediated 99 percent of its business application systems. The remediated systems are currently operating in the company's production environment utilizing the updated Year 2000 logic. The Company's plan is to have all production applications fully remediated during the fourth quarter of 1999.
In addition, the Company is in the process of contacting vendors, third party business partners and intermediaries in an effort to ascertain their Year 2000 readiness. The Company anticipates completing, in all material respects, its Year 2000 project during the fourth quarter of 1999. The Company's efforts are currently progressing on plan.

The Year 2000 project is currently estimated to have a minimum total cost of approximately $27.5 million. Project to date costs total $25.8 million, including $1.9 million during the quarter ended September 30, 1999. Year 2000 expenses are projected to represent approximately 6.6 percent of the Information Technology budget during 1999. Year 2000 costs are expensed as incurred and funded through operating cash flows.

The extent and magnitude of the Year 2000 project, as it will affect the Company both before and for some period after January 1, 2000, are difficult to predict or quantify. In order to mitigate these risks, the Company has chosen to develop business continuity and contingency plans. These plans would be enacted if the Company's Year 2000 project is not completed in an accurate or timely manner, or if third party constituents have failures due to the millennium change. The Company has identified six major functional areas encompassing 22 operational subdivisions that require contingency plan development. The six major functional areas are: providers, service centers, suppliers and vendors, customers and brokers, banking and finance, and legal services. The Company's business continuity and contingency planning efforts, which are inclusive of alternate operating procedures, were finalized during the second quarter of 1999 and are anticipated to be implemented during the fourth quarter of 1999.

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

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or its financial position.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Quarterly Membership                                   1999               1998
Health Plan:
Large Group Commercial members at:
 March 31                                         1,495,500               1,575,100
 June 30                                          1,478,300               1,566,600
 September 30                                     1,424,400               1,543,800
 December 31                                                              1,559,700
Medicare HMO members at:
 March 31                                           480,700                 495,800
 June 30                                            484,800                 501,000
 September 30                                       489,300                 502,800
 December 31                                                                502,000
TRICARE members at:
 March 31                                         1,085,700               1,103,500
 June 30                                          1,064,600               1,096,300
 September 30                                     1,065,500               1,090,400
 December 31                                                              1,085,700
Administrative Services members at:
 March 31                                           617,900                 682,200
 June 30                                            636,700                 693,400
 September 30                                       641,000                 673,900
 December 31                                                                646,200
Medicaid and other members at:
 March 31                                           704,300                 696,800
 June 30                                            707,200                 692,000
 September 30                                       695,000                 696,500
 December 31                                                                700,400
Total Health Plan members at:
 March 31                                         4,384,100               4,553,400
 June 30                                          4,371,600               4,549,300
 September 30                                     4,315,200               4,507,400
 December 31                                                              4,494,000
Small Group:
Small Group Commercial members at:
 March 31                                         1,676,200               1,674,400
 June 30                                          1,695,700               1,694,100
 September 30                                     1,706,800               1,692,000
 December 31                                                              1,701,800
Total medical members at:
 March 31                                         6,060,300               6,227,900
 June 30                                          6,067,300               6,243,400
 September 30                                     6,022,000               6,199,400
 December 31                                                              6,195,800
Specialty members at:
 March 31                                         2,771,900               2,647,800
 June 30                                          2,837,600               2,477,800
 September 30                                     2,890,100               2,597,800
 December 31                                                              2,633,300

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Supplemental Consolidated Statement of Quarterly Operations (Unaudited) (Dollars in millions, except per share results)

                                                      1999
                                       First (a)     Second     Third     Total
Revenues:
 Premiums by segment:
  Health Plan                        $    1,677    $  1,693   $ 1,735   $ 5,105
  Small Group                               751         768       792     2,311
   Total premiums                         2,428       2,461     2,527     7,416
 Interest and other income                   49          44        30       123
   Total revenues                         2,477       2,505     2,557     7,539
Operating expenses:
 Medical                                  2,136       2,094     2,148     6,378
 Selling, general and administrative        325         329       338       992
 Depreciation and amortization               31          30        30        91
  Total operating expenses                2,492       2,453     2,516     7,461
(Loss) income from operations               (15)         52        41        78
 Interest expense                            10           8         7        25
(Loss) income before income taxes           (25)         44        34        53
 (Benefit) provision for income taxes        (9)         16        12        19
Net (loss) income                    $      (16)   $     28   $    22   $    34

Basic (loss) earnings per
 common share                        $    (0.10)   $   0.17   $  0.13   $  0.20

(Loss) earnings per common share -
        assuming dilution            $    (0.10)   $   0.17   $  0.13   $  0.20

Medical expense ratios:
 Health Plan                                90.1%      86.6%     86.6%     87.8%
 Small Group                                83.2%      81.6%     81.7%     82.1%
  Totals                                    88.0%      85.1%     85.0%     86.0%

Administrative expense ratios:
 Health Plan                                12.3%      12.2%     12.1%     12.1%
 Small Group                                20.0%      19.9%     20.1%     20.0%
  Totals                                    14.7%      14.6%     14.6%     14.6%

(a) Includes $90 million of 1999 medical expense related to premium deficiency, reserve strengthening and provider costs.

                                  Humana Inc.
    Item 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, continued

Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
(Dollars in millions, except per share results)

                                                            1998

                                        First    Second   Third(a)    Fourth    Total
Revenues:
 Premiums by segment:
  Health Plan                        $  1,660  $  1,690  $  1,694    $  1,691  $ 6,735
  Small Group                             692       707       727         736    2,862
   Total premiums                       2,352     2,397     2,421       2,427    9,597
Interest and other income                  50        49        43          42      184
   Total revenues                       2,402     2,446     2,464       2,469    9,781
Operating expenses:
 Medical                                1,955     1,995     2,081       2,010    8,041
 Selling, general and administrative      324       326       351         327    1,328
 Depreciation and amortization             32        33        32          31      128
 Asset write-downs and other charges                           34                   34
   Total operating expenses             2,311     2,354     2,498       2,368    9,531
Income (loss) from operations              91        92       (34)        101      250
 Interest expense                          12        10        13          12       47
Income (loss) before income taxes          79        82       (47)         89      203
 Provision (benefit) for
  income taxes                             29        30       (17)         32       74
Net income (loss)                    $     50   $    52  $    (30)   $     57  $   129

Basic earnings (loss) per
 common share                        $   0.30   $  0.31  $  (0.18)   $   0.34  $  0.77
Earnings (loss) per common
 share - assuming dilution           $   0.30   $  0.31  $  (0.18)   $   0.34  $  0.77

Medical expense ratios:
 Health Plan                             85.0%     84.8%     87.9%       83.6%    85.3%
 Small Group                             78.6%     79.7%     81.5%       80.9%    80.2%
  Totals                                 83.1%     83.3%     85.9%       82.8%    83.8%

Administrative expense ratios:
 Health Plan                             13.0%     12.7%     13.2%       12.4%    12.8%
 Small Group                             20.3%     20.4%     21.9%       20.2%    20.7%
  Totals                                 15.2%     15.0%     15.8%       14.7%    15.2%

 (a) Includes $73 million of 1998 medical expense related to premium deficiency and provider costs, $25 million of 1998 administrative expense related to a one-time incentive paid to non-officer employees and other costs, and $34 million of 1998 asset write-down and other charges.

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

In re Humana Inc. Securities Litigation

Six purported class action complaints have been filed in the United States District Court for the Western District of Kentucky at Louisville, by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The six complaints contain the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company's financial condition, primarily with respect to the impact of the negotiations over renewal of the Company's contract with Columbia/HCA which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and Section 20(a) of the 1934 Act and seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999 and ending (in all six complaints) on April 8, 1999. All seek money damages in unspecified amounts, plus (in certain of the complaints) pre-judgment and post-judgment interest, and costs and expenses including attorney and expert fees. Plaintiffs have moved for consolidation of the actions, to be styled In re Humana Inc. Securities Litigation, Civ. Act. No. 3:99CV-398-S, and intend to file a Consolidated Complaint. The Company believes the allegations in the above complaints are without merit and intends to pursue the defense of the actions vigorously.

In re Physician Corporation of America Securities Litigation

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America ("PCA") against PCA and certain of its former directors and officers. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation, Civil Action No. 97-3678 (S.D. Fla.) (Middlebrooks, J.). The Consolidated Complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. Count I alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and Count II alleges violations of Section 20(a) of the 1934 Act. Plaintiffs have moved for certification of a class of stockholders who purchased shares of PCA common stock from March 31, 1996 through March 31, 1997, as well as money damages plus prejudgment interest in an unspecified amount, and costs and expenses including attorneys fees. On February 19, 1999, the U.S. District Court denied PCA's motion to dismiss. On May 5, 1999, plaintiffs moved for certification of the purported class. On June 28, 1999, defendants moved for partial summary judgment and filed papers opposing the motion for class certification. Both motions are currently pending. Discovery is proceeding and the action has been set for trial beginning January 2001. The Company believes that the allegations in the Consolidated Complaint are without merit and intends to pursue the defense of the consolidated action vigorously.

                                 Humana Inc.
                 Part II:  Other Information, continued


Price v. Humana Inc.

On October 4, 1999, a purported class action complaint was filed in the United States District Court for the Southern District of Florida by five named plaintiffs who seek to represent a class consisting of present and former
Humana subscribers but excluding persons insured by Medicare or Medicaid. An additional three named plaintiffs were added to the complaint, by amendment on November 9, 1999. In the case, styled Price v. Humana Inc., the plaintiffs seek a recovery (including statutory treble damages) under Racketeer Influenced and Corrupt Organizations Act ("RICO") for all persons who are or were Humana subscribers at any time between October 4, 1995, and the present. In addition, through the five named plaintiffs who are or were employed by private employers, plaintiffs purport to represent a subclass of policyholders who purchased their Humana coverage through their employers' health benefits plans governed by the Employee Retirement Income Security Act ("ERISA"), and who are or were Humana subscribers at any time between October 4, 1993, and the present.

The plaintiffs' complaint alleges that Humana intentionally concealed from its members information concerning the various ways Humana decides what claims will be paid, what procedures will be deemed medically necessary, and what criteria and procedures are used to determine the extent and type of their coverage. Plaintiffs also allege that Humana concealed from members the existence of direct financial incentives to treating physicians and other health care providers to deny coverage.

Plaintiffs claim that Humana used undisclosed cost-based criteria to evaluate claims by members who had been told that their requests for coverage would be evaluated based on their medical necessity and that Humana provided undisclosed claim denial incentives to encourage individuals responsible for reviewing claims to deny claims without regard to medical necessity.

The plaintiffs do not allege that any of the alleged practices resulted in any named plaintiff, or any other specific member, being denied coverage for services that should have been covered but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised.

Plaintiffs' RICO claim asserts that, through mail and wire fraud, Humana operated and managed a national health care network, as well as state and local health care networks, that were designed to induce putative class members to subscribe to health care policies that were worth less than the value of the policies described by Humana in its various promotional materials, summary plan descriptions, and certificates of coverage.

Plaintiffs' ERISA claims allege that Humana breached disclosure obligations under ERISA and that Humana violated a fiduciary duty by failing to act solely in the interest of plan participants as a result of maintaining a claims review process described above and failing to discharge its duties in accordance with plan documents for the same reasons. Plaintiffs also allege that Humana breached a fiduciary duty by materially misleading subscribers, and failing to disclose material information to subscribers, concerning the nature of coverage Humana provided and, further, that Humana failed to provide benefits due under ERISA plans.

                                 Humana Inc.
                 Part II:  Other Information, continued

The Company believes the allegations are without merit and intends to pursue the defense of the action vigorously.

Mary Forsyth, et al v. Humana Inc., et al,

A class action lawsuit styled Mary Forsyth, et al v. Humana Inc., et al, Case No. CV-5-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada involving claims arising out of the method of calculation of coinsurance for Nevada insureds prior to 1988, and an antitrust claim. The District Court granted the Company's motion for summary judgment on most of the claims on July 22, 1993. The District Court granted summary judgment in favor of plaintiffs on the claim under ERISA. On appeal, the Court of Appeals for the Ninth Circuit reinstated certain claims, including the claim under RICO on behalf of a class of insureds who paid coinsurance at Humana hospitals (the "Co-Payer Class"), and the antitrust claim. The Ninth Circuit also ruled that the damages in the Co-Payer Class's RICO claim, before any trebling, were correctly limited to the amount of overpayment of the coinsurance, which totaled approximately $1.6 million plus interest. On August 18, 1997, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court requesting the Supreme Court to reverse the part of the Ninth Circuit ruling reinstating the RICO claim of the Co-Payer Class. In January 1999, the Supreme Court ruled that the plaintiffs could pursue their RICO claim. The Company requested summary judgment in the District Court on the reinstated antitrust claim on October 6, 1997, and upon reconsideration, the motion was granted. On October 1, 1997, the plaintiffs filed a motion in the District Court for leave to file a Fifth Amended Complaint reasserting an ERISA claim and adding new RICO and antitrust claims. The Company opposed the motion, and the motion was denied. The trial on the remaining RICO and antitrust claims was scheduled to begin on October 6, 1999.

The parties have entered into a settlement agreement resolving all outstanding claims. The terms are subject to the approval of the District Court. The District Court granted preliminary approval and scheduled a hearing on November 30, 1999 for final approval of the settlement. The Company had previously established adequate liabilities for the resolution of this matter and, therefore, the settlement is not expected to have a material impact on the Company's financial position or its results of operations.

Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury claims are covered by insurance from the Company's wholly-owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance if awarded.

During the ordinary course of its business, the Company is or may become subject to pending or threatened litigation or other legal actions. Management does not believe that any pending and threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                 Humana Inc.
                 Part II:  Other Information, continued

Item 2: Changes in Securities
        None.

Item 3: Defaults Upon Senior Securities
        None.

Item 4: Submission of Matters to a Vote of Security Holders
        None.

Item 5: Other Information
        None.

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibit Index

            Exhibit 10 Severance Policy Dated September 9, 1999, filed herewith.

            Exhibit 12 Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.

            Exhibit 27      Financial Data Schedule, filed herewith.

        (b) Other than the Form 8-K filed on August 3, 1999, and referenced in the June 30, 1999 Form 10-Q, there were no other reports filed on Form 8-K.

                                 Humana Inc.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HUMANA INC.
                                                (Registrant)





Date: November 15, 1999                   By:   /s/ James E. Murray
                                                  James E. Murray
                                               Chief Financial Officer
                                           (Principal Accounting Officer)





Date: November 15, 1999                   By:   /s/ Arthur P. Hipwell
                                                  Arthur P. Hipwell
                                              Senior Vice President and
                                                   General Counsel

