Form 10-K
period 1999-12-31
HUMANA INC
filed 2000-03-30
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 1-5975

HUMANA INC.
(Exact Name of registrant as specified in its charter)

Delaware	61-0647538
(State of incorporation)	(I.R.S. Employer
Identification Number)

500 West Main Street
Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 502-580-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.16 [2] /3 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant ’s knowledge, in the Registrant’s definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

           The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2000 was $1,145,376,612 calculated using the average price on such date of $7.25. The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2000 was 167,752,710.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of Part II and Part IV incorporate herein by reference the Registrant’s 1999 Annual Report to Stockholders; Part III incorporates herein by reference portions of the Registrant’s Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 18, 2000.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 1999

PART I

ITEM 1.    BUSINESS

General

           Humana Inc. is a Delaware corporation organized in 1961. Its principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202 and its telephone number at that address is (502) 580-1000. As used herein, the terms the “Company” or “Humana” include Humana Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company ’s ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, including the Patients’ Bill of Rights Act, any changes in the Medicare reimbursement system, the ability of health care providers (including physician practice management companies) to comply with current contract terms, renewal of the Company’s Medicare contracts with the federal government, renewal of the Company’s contract with the federal government to administer the TRICARE program and renewal of the Company ’s Medicaid contracts with various state governments and the Health Insurance Administration in Puerto Rico. Such factors also include the effects of other general business conditions, including but not limited to, the success of the Company’s improvement initiatives including its electronic business strategies, premium rate and yield changes, retrospective premium adjustments relating to federal government contracts, changes in commercial and Medicare HMO membership, medical and pharmacy cost trends, compliance with debt covenants, changes in the Company’s debt rating and its ability to borrow under its commercial paper program, operating subsidiary capital requirements, competition, general economic conditions and the retention of key employees. In addition, the Company and the managed care industry as a whole are experiencing increased litigation, including alleged class action suits challenging various managed care practices and suits seeking significant punitive damages awards. (See Legal Proceedings section for a description of the Company’s significant litigation.) Past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

           Since 1983, the Company has been a health services company that facilitates the delivery of health care services through networks of providers to its approximately 5.9 million medical members. The Company’s products are marketed primarily through health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”) that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures and risk-sharing arrangements with providers. These providers may share medical cost risk or have incentives to deliver quality medical services in a cost-effective manner. The Company also offers various specialty products to employers, including dental, group life and workers’ compensation, and administrative services (“ASO”) to those who self-insure their employee health plans. The Company has entered into a definitive agreement to sell its workers’ compensation business. In total, the Company ’s products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 20 percent of its membership in the state of Florida.

Acquisitions and Dispositions

           Between December 30, 1999 and February 4, 2000, the Company entered into definitive agreements to sell its workers’ compensation, Medicare supplement and North Florida Medicaid businesses for proceeds of approximately $115 million. The Company recorded a $118 million loss in 1999 related to these sale transactions.

           On January 31, 2000, the Company acquired the Memorial Sisters of Charity Health Network (“MSCHN”), a Houston based health plan for approximately $50 million in cash.

            On June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. (“FPA”), FPA ’s lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $14 million in cash. The Company has subsequently reached agreements with 14 provider groups to assume operating responsibility for 38 of the 50 acquired FPA medical centers under long-term provider agreements with the Company.

           On October 17, 1997, the Company acquired ChoiceCare Corporation (“ChoiceCare”) for approximately $250 million in cash. The purchase was funded with borrowings under the Company’s commercial paper program. ChoiceCare provided health services products to members in the Greater Cincinnati, Ohio, area.

           On September 8, 1997, the Company acquired Physician Corporation of America (“PCA”) for total consideration of $411 million in cash, consisting primarily of $7 per share for PCA’s outstanding common stock and the assumption of $121 million in debt. The purchase was funded with borrowings under the Company’s commercial paper program. PCA provided comprehensive health services through its HMOs in Florida, Texas and Puerto Rico. In addition, PCA provided workers ’ compensation third-party administrative management services. Prior to November 1996, PCA also was a direct writer of workers’ compensation insurance in Florida. Long-term medical and other expenses payable in the accompanying Consolidated Balance Sheets includes the long-term portion of workers’ compensation liabilities related to this business.

           On February 28, 1997, the Company acquired Health Direct, Inc. (“Health Direct”) from Advocate Health Care for approximately $23 million in cash.

Business Segments

           During 1999, the Company realigned its organization to achieve greater accountability in its lines of business. As a result of this realignment, the Company organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company’s large group commercial (100 employees and over), Medicare, Medicaid, ASO, workers’ compensation and military or TRICARE business. The Company has entered into a definitive agreement to sell its workers’ compensation business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, interest income and interest expense, but no assets, to the segments. Members served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group commercial employers has historically been more competitive than that to small group commercial employers, resulting in less favorable underwriting margins for the large group commercial line of business. Costs to distribute and administer products to small group commercial employers are higher compared to large group commercial employers resulting in small group’s higher administrative expense ratio.

            The following table presents the Company’s segment membership and premium revenues by product for the year ended December 31, 1999:

(Dollars in millions)	Ending Medical Membership	Ending Specialty Membership	Premium Revenues	Percent of Total Premium Revenues
Health Plan:
Large group commercial	1,420,500		$2,348	23.6%
Medicare HMO	488,500		2,920	29.3
Medicaid	616,600		603	6.1
TRICARE	1,058,000	29,800	866	8.7
ASO, workers’ compensation and Medicare supplement	692,500	447,100	90	0.9

Total Health Plan	4,276,100	476,900	6,827	68.6

Small Group:
Small group commercial	1,663,100		2,882	28.9
Specialty		2,484,400	250	2.5

Total Small Group	1,663,100	2,484,400	3,132	31.4

Total	5,939,200	2,961,300	$9,959	100.0%

Large and Small Group Commercial HMO and PPO Products

HMO

           An HMO facilitates the delivery of prepaid health care services to its members through a network of independent primary care physicians, specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners and pediatricians. Generally, access to specialty physicians and other health care providers must be approved by the member’s primary care physician. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers and durable medical equipment suppliers. Because access to these specialty physicians and other health care providers must generally be approved by the primary care physician, the HMO product is the most restrictive form of managed care.

           As of March 1, 2000, the Company owned and operated 13 licensed and active HMOs, which contracted with approximately 62,600 physicians (including approximately 21,100 primary care physicians) and approximately 940 hospitals. In addition, the Company had approximately 5,100 contracts with other health care providers to provide services to HMO members.

           An HMO member, typically through the member’s employer, pays a monthly fee which generally covers, with minimal co-payments, health care services received from or approved by the member’s primary care physician. For the year ended December 31, 1999, commercial HMO premium revenues totaled approximately $2.2 billion or 23 percent of the Company’s total premium revenues. Approximately $234 million of the Company’s commercial HMO premium revenues for the year ended December 31, 1999 were derived from contracts with the United States Office of Personnel Management (“OPM”), under which the Company facilitates the delivery of health care services through the Federal Employee Health Benefit Plan (“FEHBP”) to approximately 135,200 federal civilian employees and their dependents. Pursuant to these contracts, payments made by OPM may be retrospectively adjusted downward by OPM if an audit discloses that a comparable product was offered by the Company to a similar size subscriber group at a lower premium rate than that offered to OPM. Management believes that any retrospective adjustments as a result of OPM audits will not have a material impact on the Company’s financial position, results of operations or cash flows.

PPO

           PPO products include many elements of managed health care. PPOs are also similar to traditional health insurance because they provide a member with the freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider ’s fees.

           As of March 1, 2000, approximately 397,000 physicians and approximately 3,400 hospitals contracted directly with the Company to provide services to PPO members (including the ChoiceCare Network described below). The Company also had approximately 5,000 contracts (including certain contracts which also service the Company ’s HMOs) with other providers to provide services to PPO members. In addition, the Company had access to 24 leased provider networks throughout the country. During 1999, the Company assumed the operational control of a previously leased provider network. This new provider network called the ChoiceCare Network added approximately 330,000 physicians and other providers as well as 2,500 hospitals to the Company’s PPO networks.

           For the year ended December 31, 1999, commercial PPO premium revenues totaled approximately $3.0 billion or 30 percent of the Company’s total premium revenues.

           The Company expects that 2000 commercial HMO and PPO premium rates will increase by approximately 10 to 12 percent. Over the last five years, changes in the Company’s commercial HMO and PPO premium rates have ranged between an approximate two percent decrease for the year ended December 31, 1995, to an approximate six percent increase for the year ended December 31, 1999, with an average increase of approximately three percent.

Medicare Products

           Medicare is a federal program that provides persons age 65 and over and some disabled persons certain hospital and medical insurance benefits, which include hospitalization benefits for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Each Medicare-eligible individual is entitled to receive inpatient hospital care (“Part A”) without the payment of any premium, but is required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services (“Part B ”).

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

Medicare HMO

           Humana contracts with the federal government’s Health Care Financing Administration (“HCFA”) under the Medicare+Choice (“M+C”) program, to facilitate the delivery of medical benefits in exchange for a fixed monthly payment per member for Medicare-eligible individuals residing in the geographic areas in which its HMOs operate. Individuals who elect to participate in these Medicare programs are relieved of the obligation to pay some or all of the deductible or coinsurance amounts but are generally required to use exclusively the services provided by the HMO and are required to pay a Part B premium to the Medicare program. Generally, the enrollee pays the HMO a premium only in cases where the HMO provides additional benefits and where competitive market conditions permit. At December 31, 1999, approximately 48,000 members in six markets were paying premiums, which totaled approximately $30 million for the year ended December 31, 1999. In January 2000, the Company instituted member premiums in additional markets to offset the effect of lower HCFA reimbursement rates. During 2000, approximately 229,000 Medicare HMO members in ten markets, or approximately one-half of the Company’s entire Medicare HMO membership, will be paying premiums totaling approximately $73 million.

            A Medicare HMO product involves a contract between an HMO and HCFA pursuant to which HCFA makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual who chooses to enroll for coverage in the HMO. Membership may be terminated by the member at any time during the month. The fixed monthly payment is determined by formula established by federal law.

           As of March 1, 2000, the Company facilitates the delivery of Medicare HMO services under eight contracts with HCFA in nine states. HCFA contracts covered approximately 488,500 Medicare HMO members for which the Company received premium revenues of approximately $2.9 billion or 29 percent of the Company’s total premium revenues for 1999. At December 31, 1999, one such HCFA contract covered approximately 250,000 members in Florida and accounted for premium revenues of approximately $1.5 billion, which represented 51 percent of the Company ’s HCFA premium revenues or 15 percent of the Company’s total premium revenues for the year ended December 31, 1999. HCFA contracts are renewed for a one-year term each January 1 unless terminated 90 days prior thereto. Management believes termination of the HCFA contract covering the members in Florida would have a material adverse effect on the Company ’s financial position, results of operations or cash flows.

           Future premiums from HCFA will be impacted by new payment methods being developed by HCFA as more fully discussed in the Health Care Reform—National section. The Company ’s 2000 average rate of statutory increase under the HCFA contracts is approximately two percent. Over the last five years, annual increases have ranged from as low as the January 1999 increase of two percent to as high as nine percent in January 1996, with an average of approximately five percent. On January 1, 2000, the Company exited 31 counties affecting approximately 46,000 members resulting, in part, from lower HCFA reimbursement rates. The Company intends to offset the effect of lower HCFA reimbursement rates with the introduction of member premiums, benefit changes and pursue expansion opportunities only in markets that meet the Company’s long-term growth strategies.

           The loss of the Company’s HCFA contracts or significant changes in the Medicare HMO program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Medicare Supplement

           On December 30, 1999, the Company reached agreement, subject to regulatory approvals, to transfer substantially all of the Company’s 44,500 Medicare supplement policies to United Teachers Associates Insurance Company. These policies paid for hospital deductibles, co-payments and coinsurance for which an individual enrolled in the traditional Medicare program is responsible. For the year ended December 31, 1999, Medicare supplement premium revenues totaled approximately $60 million or 1 percent of the Company’s total premium revenues.

Medicaid Product

           Medicaid is a federal program that is state-operated to facilitate the delivery of health care services to low-income residents. Each state which chooses to do so develops, through a state specific regulatory agency, a Medicaid managed care initiative which must be approved by HCFA. HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently use either a formal proposal process reviewing many bidders or award individual contracts to qualified bidders, which apply for entry to the program. In either case, the contractual relationship with the state is generally for a one-year period. Management believes that the risks associated with participation in a state Medicaid managed care program are similar to the risks associated with the Medicare HMO product discussed previously. In both instances, the Company receives a fixed monthly payment from a government agency for which it is required to facilitate the delivery of managed health care services to enrolled members. Due to the increased emphasis on state health care reform and budgetary constraints, more states are utilizing a managed care product in their Medicaid programs.
            In 1999, the Company renewed a two-year contract with the Health Insurance Administration of Puerto Rico to facilitate the delivery of health care to Medicaid-eligible individuals. On February 4, 2000, the Company entered into a definitive agreement, subject to regulatory approvals, to sell its North Florida Medicaid business covering approximately 94,000 Medicaid members to Well Care HMO, Inc. For the year ended December 31, 1999, premium revenues from the Company’s Medicaid products totaled approximately $603 million or 6 percent of the Company’s total premium revenues. At December 31, 1999, the Company had approximately 410,400 and 206,200 Medicaid members in the Commonwealth of Puerto Rico and in four states, respectively.

TRICARE

           In 1993, the Company established Humana Military Healthcare Services, Inc. (a wholly owned subsidiary of the Company), to enter into contracts to facilitate the delivery of managed care services to the dependents of active duty military personnel and retired military personnel and their dependents. In November 1995, the United States Department of Defense awarded the Company its first TRICARE contract covering approximately 1.1 million eligible beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee and Eastern Louisiana.

           On July 1, 1996, the Company began facilitating the delivery of managed health care services to these approximate 1.1 million eligible beneficiaries under a potential five-year contract (a one-year contract renewable annually for one additional year). The government exercised its option to renew the contract for the year beginning July 1, 1999. The Company anticipates the government exercising its option for the year beginning July 1, 2000 which will be the fifth year of the five-year contract period. The Company is in discussion with the government concerning two additional one-year renewal periods, however, the Company is unable to predict if such an extension will be granted. The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. Three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced co-payments by using a network of preferred providers. TRICARE premium revenues were approximately $866 million or 9 percent of the Company’s total premium revenues for the year ended December 31, 1999.

           The Company will actively seek opportunities to facilitate the delivery of managed care services to beneficiaries of federal and state programs, including other TRICARE contracts.

Other Related Products

           The Company offers various specialty products to employers, including dental, group life and workers ’ compensation, and administrative services (“ASO”) to those who self-insure their employee health plans. The Company has entered into a definitive agreement to sell its workers’ compensation business. Specialty and ASO membership at December 31, 1999 totaled approximately 3.0 million members and 648,100 members, respectively. Specialty product premium revenues were approximately $277 million or 3 percent of the Company’s total premiums for the year ended December 31, 1999.

Provider Arrangements

           In certain situations, the Company ’s HMOs contract with individual or groups of primary care physicians, generally for an actuarially determined, fixed, per-member-per-month fee referred to as a “capitation” payment. Under these arrangements, physicians are paid a fixed amount to provide services to their members. These contracts typically obligate primary care physicians to provide or make referrals to specialty physicians and other providers for the provision of all covered managed health care services to HMO members. The capitation payment does not vary with the nature or extent of services to the member and is generally designed to shift a portion of the HMOs financial risk to the primary care physician. The degree to which the Company uses capitation arrangements varies by provider.

           The Company also contracts with medical specialists and other providers to which a primary care physician may refer a member. The contracts with specialists may be capitation arrangements or may provide for payment on a fee-for-service basis based on negotiated fees. Typically, payments by the Company to these specialists and other providers reduce the ultimate payment that otherwise would be made to primary care physicians. The Company’s HMOs also have arrangements under which physicians can earn bonuses when certain target goals relating to quality and cost effectiveness in the provision of patient care are met. The Company’s contracts with capitated physicians generally provide for stop-loss coverage so that a physician’s financial risk for any single member is limited to a certain amount on an annual basis.

           The focal point for cost control in the Company’s HMOs is the primary care physician who, under contract, provides services and controls utilization of appropriate services by directing or approving hospitalization and referrals to specialists and other providers. In addition, the Company’s Hospital Inpatient Management System (“HIMS”) controls costs by allowing specially trained physicians to manage the entire range of medical care while an HMO member is in the hospital, and coordinate the member’s discharge and care after discharge. Cost control is further achieved by directly negotiating provider discounts. Cost control in the Company’s PPOs is achieved primarily by establishing a cost-effective network of participating health care providers and providing incentives for members to use such providers. These providers are generally paid on a negotiated fee-for-service basis. With respect to both HMO and PPO products, cost control is further achieved through the use of a utilization review system designed to allow only necessary hospital admissions, lengths of stay and necessary or appropriate medical procedures. The Company’s HMOs and PPOs generally contract for hospital services under per-diem arrangements for inpatient hospital services and discounted fee-for-service arrangements for outpatient services. During the year ended December 31, 1999, approximately 41 percent of the Company’s total medical costs were for services provided to its members in hospitals or related facilities.

           The Company has certain risk-sharing contracts whereby providers also assume a specified level of risk for covered managed care services to its members. Under these risk-sharing arrangements, referred to as global capitation contracts, providers are paid a monthly capitation payment per covered member to assume risk for all managed care services including professional and institutional (i.e. hospital) costs. The capitation payments are based on a specified percentage of premiums (typically 78 to 88 percent). The Company continually monitors the financial viability and/or effectiveness of these risk-sharing arrangements. At December 31, 1999, approximately 30 percent and 45 percent of the Company’s commercial and Medicare HMO membership, respectively, were under some form of risk-sharing arrangement deemed financially viable and/or effective. Under all of its arrangements, the Company remains financially responsible for the provision of covered medical services if its contractors fail to perform their obligations under the contract.

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

Quality Assessment

           The Company’s quality assessment program under its managed care products consists of several internal programs such as those that credential providers, and those designed to meet the standards of audits by federal and state agencies and external accreditation standards. The Company also offers quality and outcome measurement and improvement programs such as the Health Plan Employer Data Information Sets or HEDIS.

           Physicians participating in the Company’s HMO networks must satisfy specific criteria, including licensing, hospital admission privileges, patient access, office standards, after-hours coverage and many other factors. Participating hospitals must also meet accreditation criteria established by HCFA and/or the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO ”).

            Participating physicians are recredentialed regularly. Recredentialing of primary care physicians ( “PCP”) covers many aspects of patient care such as an analysis of member grievances filed with the Company, the transfer and termination rate of members from a physician practice, analysis of utilization patterns, and member surveys. Committees, each composed of a peer group of physicians, review participating PCPs being considered for credentialing and recredentialing.

           The Company pursues accreditation for certain of its HMO plans from JCAHO, the National Committee for Quality Assurance (“NCQA”) and the American Accreditation Healthcare Commission/URAC (“AAHC/URAC”). Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO.

           JCAHO performs reviews of standards for rights, responsibilities and ethics, continuum of care, education and communication, health promotion and disease prevention, management of human resource information and improving network performance. Humana Medical Plan, Inc. in Ft. Walton Beach, Florida received a three-year accreditation from JCAHO in 1998.

           NCQA performs reviews for quality improvement, credentialing, utilization management, preventative health member rights and responsibilities and medical records. As of January 31, 2000, eight of Humana’s markets have received commendable accreditation status from NCQA for all HMO product lines. Humana Medical Plan, Inc. in Central Florida (which includes Daytona Beach and Orlando), Humana Medical Plan, Inc. in North Florida (Jacksonville), Humana Medical Plan, Inc. in South Florida, Humana Medical Plan, Inc. in Tampa Bay, Florida, Humana Health Plan, Inc. in Chicago, Illinois, Humana Health Plan, Inc. and Humana Kansas City, Inc. in Kansas City, Missouri, Humana Health Plan, Inc. in Louisville, Kentucky and Humana Health Plan of Ohio, Inc. d/b/a ChoiceCare in Cincinnati, Ohio.

           AAHC/URAC performs reviews of standards for confidentiality, staff qualifications and credentials, program qualifications, quality improvement programs, accessibility and on site review procedures, information requirements, utilization review procedures and appeals. AAHC/URAC accreditation was received for all Humana HMO markets which have utilization management functions performed in the Green Bay, Wisconsin or Louisville, Kentucky service centers.

The Company’s Year 2000 Disclosure Statement

           The Company commenced its assessment of Year 2000 exposures in early 1996. In December 1998, the Company was 100 percent complete with the remediation of its core business systems and by December 1999 had remediated 100 percent of its business application systems. As of December 31, 1999, the Company had completed all Year 2000 initiatives.

           To date, the Company has experienced no outages or problems related to the Year 2000 date rollover. All business systems are functioning normally and the Company has not experienced any disruptions in service with third party organizations with which it interacts related to the century change.

           The Company’s application systems are largely developed and maintained in-house by a staff of 400 application programmers who are versed in the utilization of state-of-the-art technology. All application systems are fully integrated and automatically pass data through various system processes. The Company ’s primary data center and the majority of its programming and support staff are located at the Company’s corporate offices in Louisville, Kentucky. In order to create the necessary internal focus surrounding the Year 2000 issue, the Company established a centralized Year 2000 Program Management Office (“PMO”) which is charged with overall coordination of enterprise wide Year 2000 initiatives and regular progress reporting to the Company’s senior management.

           The Year 2000 project is currently estimated to have a minimum total cost of approximately $30 million of which approximately $10 million was spent during 1999. Year 2000 expenses represented less than ten percent of the Information Systems budget during 1999. Year 2000 costs are expensed as incurred and funded with cash flows from operations. The Company does not expect to incur significant Year 2000 project costs in the year 2000.

           The extent and magnitude of the Year 2000 project, as it will affect the Company for some period after January 1, 2000, is difficult to predict or quantify. In order to mitigate these risks, the Company developed business continuity and contingency plans which were finalized in the second quarter of 1999. These plans would be enacted if Year 2000 problems were to occur within the Company, or if third party constituents have failures due to the millennium change. Contingency plans were developed for six major functional areas encompassing 22 operational subdivisions that require contingency plan development. The six major functional areas are: providers, service centers, suppliers and vendors, customers and brokers, banking and finance and legal services.

           While the Company presently believes that the timely completion of its Year 2000 project limited the exposure, so that the Year 2000 issue has not posed material operational problems, the Company recognizes that it does not control third party constituents. If these third party organizations have failures related to the Year 2000 century change and/or fail to properly implement appropriate contingency plans, Year 2000 failures may result. These failures could potentially have a material adverse impact on the Company’s financial position, results of operations and cash flows.

Sales and Marketing

           Individuals become members of the Company’s commercial HMOs and PPOs through their employer or other groups which typically offer employees or members a selection of managed health care products, pay for all or part of the premiums and make payroll deductions for any premiums payable by the employees. The Company attempts to become an employer’s or group’s exclusive source of managed health care benefits by offering HMO and PPO products that facilitate the delivery of cost-effective quality care consistent with the needs and expectations of the employees or members.

           The Company uses various methods to market its commercial, Medicare HMO and Medicaid products, including television, radio, the Internet, telemarketing and mailings. At December 31, 1999, the Company used approximately 40,300 licensed independent brokers and agents and approximately 510 licensed employees to sell the Company’s commercial products. Many of the Company’s employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. The Company generally pays brokers a commission based on premiums, with commissions varying by market and premium volume.

           At December 31, 1999, the Company used approximately 950 employed sales representatives, who are each paid a salary and/or per member commission, to market the Company’s Medicare HMO and Medicaid products. The Company also used approximately 370 telemarketing representatives who assisted in the marketing of Medicare HMO and Medicaid products by making appointments for sales representatives with prospective members.

            The following table lists the Company’s medical membership at December 31, 1999, by market and product:

MEDICAL MEMBERSHIP
(In thousands)

	Commercial		Medicaid	Medicare HMO	Medicare Supplement	ASO	TRICARE	Total	Percent of Total
	HMO	PPO
Florida	219.3	151.7	138.6	250.5	4.0	7.3	404.8	1,176.2	19.8%
Texas	258.1	319.4	29.3	68.9	3.8	11.2		690.7	11.6
Illinois	294.0	239.7	15.2	82.6		89.4		720.9	12.1
Puerto Rico	20.8	33.4	410.4					464.6	7.8
Wisconsin	110.4	66.6	23.1	3.3		310.6		514.0	8.7
Kentucky	99.4	177.3		19.8	22.9	55.2		374.6	6.3
Georgia	9.1	88.9			3.0	2.9	252.9	356.8	6.0
Ohio	206.1	104.4		11.2		50.2		371.9	6.3
Missouri/Kansas	75.3	37.3		24.3	4.5	14.6		156.0	2.6
Indiana	16.1	94.3		3.5	1.1	33.8		148.8	2.5
South Carolina		16.4				0.4	129.6	146.4	2.5
Tennessee		55.9				18.3	70.9	145.1	2.4
Colorado		147.4			0.9	0.2		148.5	2.5
Other		242.3		24.4	4.3	53.9	199.8	524.7	8.9

Total	1,308.6	1,775.0	616.6	488.5	44.5	648.0	1,058.0	5,939.2	100.0%

Risk Management

           Through the use of internally developed underwriting criteria, the Company determines the risk it is willing to assume and the amount of premium to charge for its commercial products. In most instances, employer and other groups must meet the Company ’s underwriting standards in order to qualify to contract with the Company for coverage. Small group reform laws in some states have imposed regulations which provide for guaranteed issue of certain health insurance products and prescribe certain limitations on the variation in rates charged based upon assessment of health conditions.

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

Competition

           The managed health care industry is highly competitive and contracts for the sale of commercial products are generally bid or renewed annually. The Company’s competitors vary by local market and include other publicly traded managed care companies, national insurance companies and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of the Company’s competitors have more membership and/or greater financial resources than the Company’s health plans in those markets. The Company’s ability to sell its products and to retain customers is or may be influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other managed health care providers, utilization review, claims processing, administrative efficiency, relationships with agents, quality of customer service and accreditation results.

Government Regulation

           Government regulation of health care products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have broad discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These regulatory revisions could affect the Company’s operations and financial results. Also, it may become increasingly difficult to control medical costs if federal and state bodies continue to consider and enact significant and sometimes onerous managed care laws and regulations.

           Enforcement of health care fraud and abuse laws has become a top priority for the nation’s law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare, Medicaid and FEHBP. The Company participates extensively in these programs and has enhanced its regulatory compliance efforts for these programs. The programs are subject to very technical rules. When combined with law enforcement intolerance for any level of noncompliance, these rules mean that compliance efforts in this area continue to be challenging.

           The Company is subject to various governmental audits, investigations and enforcement actions. These include possible government actions relating to the Employee Retirement Income Security Act (“ERISA”), FEHBP, federal and state fraud and abuse laws, and laws relating to Medicare, including adjusted community rating development, special payment status, payments for emergency room visits, and various other areas. Any such government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. The Company is currently involved in various government investigations, audits and reviews, some of which are under ERISA, and the authority of state departments of insurance. The Company does not believe the results of current audits or investigations, individually or in the aggregate, will have a material adverse effect on its financial position and results of operations.

           Of the Company’s 13 licensed and active HMO subsidiaries as of March 1, 2000, nine are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. To obtain federal qualification, an HMO must meet certain requirements, including conformance with benefit, rating and financial reporting standards. In certain markets, and for certain products, the Company operates HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

           Six subsidiaries (Humana Medical Plan, Inc., Humana Health Plan of Texas, Inc., Humana Health Plan, Inc., Humana Kansas City, Inc., Humana Health Plan of Ohio, Inc., and Memorial Sisters of Charity HMO, L.L.C.) hold HCFA contracts under the M+C program to sell Medicare HMO products in nine states.

           HCFA conducts audits of HMOs qualified under its M+C program at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMOs administration and management (including management information and data collection systems), fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems.

           HCFA regulations require quarterly and annual submission of financial statements. In addition, HCFA requires certain disclosures to HCFA and to Medicare beneficiaries concerning operations of a health plan qualified under the M+C program. HCFA’s rules require disclosure to members upon request of information concerning financial arrangements and incentive plans between an HMO and physicians in the HMO’s networks. These rules also require certain levels of stop-loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume. The reporting of certain health care data contained in HEDIS is another important HCFA disclosure requirement.

            The Company’s Medicaid products are regulated by the applicable state agency in the state in which the Company sells a Medicaid product and the Health Insurance Administration in Puerto Rico, in conformance with federal approval of the applicable state plan, and are subject to periodic reviews by these agencies. The reviews are similar in nature to those performed by HCFA.

           Laws in each of the states and the Commonwealth of Puerto Rico in which the Company operates its HMOs, PPOs and other health insurance-related services regulate the Company’s operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing and advertising. The HMO, PPO and other health insurance-related products offered by the Company are sold under licenses issued by the applicable insurance regulators and the entities selling these products are required to be in compliance with certain minimum capital requirements. These requirements must be satisfied by investing in approved investments that generally cannot be used for other purposes. Under state laws, the Company’s HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance, and its HMOs are audited for compliance with health services standards by respective state departments of health. Most states’ laws require such audits to be performed at least triennially.

           The Company and its licensed subsidiaries are subject to regulation under state insurance holding company and Commonwealth of Puerto Rico regulations. These regulations require, among other things, prior approval and/or notice of certain material transactions, including dividend payments, intercompany agreements and the filing of various financial and operational reports.

           The National Association of Insurance Commissioners has recommended that states adopt a risk-based capital (“RBC”) formula for companies established as HMO entities, similar to the current requirement for insurance companies. The RBC provisions may require new minimum capital and surplus levels for some of the Company’s HMO subsidiaries. Many states have not yet determined when they will adopt the RBC formula or if they will allow a phase-in to the required levels of capital and surplus.

           The Company currently maintains approximately $768 million of capital and surplus in its health insurance and HMO entities, compared to the minimum statutory required capital and surplus levels of approximately $569 million. If the states in which the Company conducts business adopt the proposed RBC formula, without a phase-in provision, the Company estimates it would be required to fund additional capital into certain of its subsidiaries of approximately $45 million. After this capital infusion, the Company would have $138 million of capital and surplus above the required RBC level in its entities as a whole.

           Management works proactively to ensure compliance with all governmental laws and regulations affecting the Company’s business.

Health Care Reform

           There continue to be diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation’s health care system.

National

           In 1999, Congress passed the Medicare, Medicaid and State Children’s Health Insurance Program Balanced Budget Refinement Act of 1999 (“BBRA”) amending certain provisions of the Balanced Budget Act of 1997 (“BBA”). The BBA revised the structure of and payment for private health plan options for Medicare enrollees under the M+C program. The BBRA improved reimbursement to M+C contracting organizations, made certain other technical corrections to ease administrative burdens and required that the Medicare Payment Advisory Commission issue a report on the impact of risk-adjusted payment.

           Under the health risk-adjusted payment mechanism for M+C plans, health plan payments are adjusted based on the likelihood (or risk) that enrollees will use health care services. The BBRA slowed the phase-in period of the risk-adjustment payment mechanism to 10 percent in 2000, 10 percent in 2001 and 20 percent in 2002. The Company believes that Congress may again consider modifications to the payment formula during the intervening years.

           The BBRA also increased future health plan payments by reducing from 0.5 percent to 0.3 percent, the difference in the annual growth rate allowed for M+C plans and traditional Medicare in 2002. Further, effective January 1, 2001, Congress changed the formula by which health plans pay for the national Medicare education campaign from one where M+C plans pay the entire amount based on number of plan enrollees to one based on a ratio of plan enrollees to the total Medicare population. Organizations that offer M+C plans in areas without such plans since 1997 will receive bonus payments in their first two years.

           While the Company believes that these adjustments modestly restore some Medicare reimbursement, pending legislative and regulatory initiatives could cause the Company to again consider increasing enrollee out-of-pocket costs, modifying benefits or exiting markets in 2001. On January 1, 2000, the Company exited 31 M+C counties and raised or established premiums and reduced benefits in others. The Company is working with HCFA on modifications to the risk adjuster payment method.

           The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in 1996. The provisions of HIPAA that have already been implemented govern rules related to portability and guarantee issue requirements. Final rules mandated by HIPAA on privacy standards, administrative simplification of employer, provider and health plan identification information, claims transaction codes, security and electronic signatures will be proposed or promulgated in 2000. The Company is taking administrative steps to be in full compliance with the rules once finalized.

           There are several other legislative proposals under consideration that include, among other things, a patient bill of rights, expansion of a patient’s right to sue, protecting patient medical information, greater access to health insurance for the uninsured, provisions that seek to reduce the number of uninsured by expanding medical savings accounts, the acceleration of the self-employed tax deduction, collective bargaining rights for independent physicians, and provisions to permit employers to pool at the federal or state level. Many of these proposals may require additional administrative costs to ensure compliance and the Company is currently assessing their cost and impact on premiums for the future.

State

           A number of states continue to enact some form of managed care reform. Issues relating to managed care consumer protection standards, including increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, clean claim payment timing, physician collective bargaining rights and confidentiality of medical records continue to be under discussion. Further, proposals that place restrictions on the selection and termination of participating health care providers also are receiving review. A few states are also expected to consider small group purchasing alliance and small group rating legislation.

           Management believes that managed care and health care in general will continue to be scrutinized and may lead to additional legislative health care reform initiatives. Management is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting the Company’s businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect any such new laws and regulations will have on its financial position, results of operations or cash flows.

Other

Captive Insurance Company

           The Company insures substantially all professional liability risks through a wholly owned subsidiary (the “Subsidiary”). The annual premiums paid to the Subsidiary are determined by independent actuaries. The Subsidiary reinsures levels of coverage for losses in excess of its retained limits with unrelated insurance carriers.

Centralized Management Services

           Centralized management services are provided to each health plan from the Company’s headquarters and service centers. These services include management information systems, product administration, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting and claims processing.

Employees

           As of December 31, 1999, the Company had approximately 17,300 employees, including approximately 330 employees covered by collective bargaining agreements. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2.    PROPERTIES

           The Company owns its principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition, the Company owns buildings in Louisville, Kentucky, San Antonio, Texas and Green Bay, Wisconsin and Jacksonville, Florida and leases facilities in Madison, Wisconsin, all of which are used for customer service and claims processing. The Louisville and Green Bay facilities also perform enrollment processing and other corporate functions.

           The Company also owns or leases medical centers ranging in size from approximately 1,500 to 80,000 square feet. The Company’s administrative market offices are generally leased, with square footage ranging from approximately 700 to 89,000. The following chart lists the location of properties used in the operation of the Company at December 31, 1999:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	6	78	3	49	136
Illinois	7	17		8	32
Texas	5	5	3	3	16
Puerto Rico				23	23
Kentucky	9	4	3	2	18
Missouri/Kansas	3	5		4	12
California				3	3
Wisconsin			1	11	12
Ohio				6	6
Other	1	3	1	48	53

Total	31	112	11	157	311

ITEM 3.    LEGAL PROCEEDINGS

Securities Litigation

           Six purported class action complaints have been filed in the United States District Court for the Western District of Kentucky at Louisville, by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The six complaints contain the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company’s financial condition, primarily with respect to the impact of the negotiations over renewal of the Company’s contract with Columbia/HCA which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) and SEC Rule 10b-5, and Section 20(a) of the 1934 Act and seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999 and ending (in all six complaints) on April 8, 1999. All seek money damages in unspecified amounts, plus (in certain of the complaints) pre-judgment and post-judgment interest, and costs and expenses including attorney and expert fees. Plaintiffs moved for consolidation of the actions, now styled In re Humana Inc. Securities Litigation, and have filed a Consolidated Complaint.

           In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America (“PCA”) against PCA and certain of its former directors and officers. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation, Civil Action No. 97-3678 (S.D. Fla.). The Consolidated Complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA ’s workers’ compensation business. Count I alleges violations of Section 10(b) of the 1934 Act and SEC Rule 10b-5, and Count II alleges violations of Section 20(a) of the 1934 Act. Plaintiffs have moved for certification of a class of stockholders who purchased shares of PCA common stock from March 31, 1996 through March 31, 1997, as well as money damages plus prejudgment interest in an unspecified amount, and costs and expenses including attorneys fees. On February 19, 1999, the U.S. District Court denied PCA’s motion to dismiss. On May 5, 1999, plaintiffs moved for certification of the purported class. On June 28, 1999, defendants moved for partial summary judgment and filed papers opposing the motion for class certification. Both motions are currently pending. Discovery is proceeding and the action has been set for trial beginning January 2001.

           The Company believes that the above allegations are without merit and intends to pursue the defense of the actions vigorously.

Managed Care Industry Litigation

           Since October 1999, the Company has received twelve purported class action complaints filed on behalf of various named plaintiffs who seek to represent a class consisting of present and former Humana subscribers but excluding persons insured by Medicare or Medicaid. All of the cases have been filed in federal courts, ten in the Southern District of Florida, one in the Southern District of Mississippi and one in the Northern District of Alabama. In each case, the plaintiffs seek a recovery (including statutory treble damages) under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) for all persons who are or were Humana subscribers at any time during the four-year period prior to the filing of the complaints. In addition, plaintiffs seek to represent a subclass of policyholders who purchased their Humana coverage through their employers’ health benefits plans governed by ERISA, and who are or were Humana subscribers at any time during the six-year period prior to filing the complaints.

           The plaintiffs’ complaints, which are generally the same, allege, among other things, that Humana intentionally concealed from its members information concerning the various ways Humana decides what claims will be paid, what procedures will be deemed medically necessary, and what criteria and procedures are used to determine the extent and type of their coverage. Plaintiffs also allege that Humana concealed from members the existence of direct financial incentives to treating physicians and other health care providers to deny coverage. The plaintiffs generally do not allege that any of the alleged practices resulted in any named plaintiff, or any other specific member, being denied coverage for services that should have been covered but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised. Humana has asked the Federal Judicial Panel on Multidistrict Litigation (“MDL Panel”) to consolidate the management of all of these cases in a single court.

           Humana has also received a class action suit filed in state court in Louisville, Kentucky, by named plaintiffs who seek to represent a purported nationwide class of providers who allege that the Company has improperly paid them and has “downcoded” their claims by paying lesser amounts than they billed for. The Company has removed the case to federal court and has asked the MDL Panel to consolidate that case with the ones described above as well as with another case brought by a physician plaintiff in Alabama and two others brought by physicians in South Florida.

           The Company believes these actions are without merit and intends to pursue the defense of these actions vigorously.

Mary Forsyth, et al. V. Humana Inc., et al.

           A class action lawsuit styled Mary Forsyth, et al. V. Humana Inc., et al., Case No. CV-5-89-249-PMP, was filed on March 29, 1989, in the United States District Court for the District of Nevada involving claims arising out of the method of calculation of coinsurance for Nevada insureds prior to 1988, and an antitrust claim. The District Court granted the Company’s motion for summary judgment on most of the claims on July 22, 1993. The District Court granted summary judgment in favor of plaintiffs on the claims under ERISA. On appeal, the Court of Appeals for the Ninth Circuit reinstated certain claims, including the claim under RICO on behalf of a class of insureds who paid coinsurance at Humana hospitals (the “Co-Payer Class”), and the antitrust claim. On August 18, 1997, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court requesting the Supreme Court to reverse the part of the Ninth Circuit ruling reinstating the RICO claim of the Co-Payer Class. In January 1999, the Supreme Court ruled that the plaintiffs could pursue their RICO claim. The parties subsequently entered into a settlement agreement on July 16, 1999 resolving all outstanding claims. The District Court entered its final approval of the settlement agreement on November 30, 1999. The Company’s portion of the settlement which was paid in 1999 was $11.2 million and since it had previously established adequate liabilities for the resolution of this matter, the settlement did not have a material impact on the Company’s financial position or its results of operations.

Chipps v. Humana Health Insurance Company of Florida, Inc.

           On January 4, 2000, a jury in Palm Beach County, Florida issued a verdict against Humana Health Insurance Company of Florida, Inc., a subsidiary of the Company, awarding approximately $80 million to Mark Chipps, an insured who had sued individually and on behalf of his minor daughter. The claim arose from the removal of the child from a case management program which had provided her with benefits in excess of those available under her policy. The award included $78.5 million for punitive damages, $1 million for emotional distress and $29,000 for contractual benefits. On March 13, 2000, the Humana Health Insurance Company of Florida, Inc., filed its notice of appeal to the Fourth District Court of Appeals in Florida.

Government Audits and Other

           During 1999, the Company reached agreement in principle with the United States Department of Justice and the Department of Health and Human Services (“HHS”) on a $15 million settlement relating to Medicare premium overpayments. The overpayments resulted from the erroneous designation of certain Medicare enrollees as also eligible for Medicaid. In conjunction with the settlement, the Company is also negotiating with the Office of the Inspector General of HHS with respect to the terms of a corporate integrity agreement which is expected to be finalized during the second quarter of 2000. The settlement amount is expected to be paid sometime during 2000. The Company previously established adequate liabilities for the resolution of these issues and, therefore, the settlement will not have a material impact on the Company’s financial position or results of operations.

           Damages for claims for personal injuries and medical benefit denials are usual in the Company’s business. Personal injury and medical benefit denial claims are covered by insurance from the Company’s wholly-owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance if awarded in states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., the Company’s insurance carriers have preliminarily indicated that they believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

           Due to the nature of its business, the Company is or may become subject to pending or threatened litigation or other legal actions relating to the failure to provide or pay for health care or other benefits, poor outcomes for care delivered or arranged under the Company’s programs, nonacceptance or termination of providers, failure to return withheld amounts from provider compensation, and failure to disclose network discounts and various provider payment arrangements and claims relating to contract performance. Recent court decisions and legislative activity may increase our exposure for any of these types of claims.

           Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company’s financial position or results of operations. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect the Company’s financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

           Set forth below are names and ages of all of the current executive officers of the Company as of March 9, 2000, their positions, date of election to such position and the date first elected an officer of the Company:

Name	Age	Position	First Elected Officer
Michael B. McCallister	47	President and Chief Executive Officer	09/89	(1)
Kenneth J. Fasola	40	Chief Operating Officer—Small Group Division	05/96	(2)
James E. Murray	46	Chief Operating Officer—Health Plan Division and Chief Financial Officer	08/90	(3)
John M. Bertko	50	Vice President —Actuarial Consulting	03/00	(4)
Douglas R. Carlisle	49	Senior Vice President—Market Operations	05/86	(5)
Bruce J. Goodman	58	Senior Vice President and Chief Information Officer	04/99	(6)
Bonita C. Hathcock	51	Senior Vice President—Human Resources	05/99	(7)
Arthur P. Hipwell	51	Senior Vice President and General Counsel	08/90	(8)
Heidi S. Margulis	46	Senior Vice President—Government Affairs	12/95	(9)
Sheri E. Mitchell	52	Senior Vice President and Chief Compliance Officer	09/94	(10)
Thomas T. Noland, Jr.	46	Senior Vice President—Corporate Communications	01/92	(11)
Bruce D. Perkins	46	Senior Vice President—National Networks	05/95	(12)
L. Bryan Shaul	55	Vice President —Finance and Controller	03/00	(13)
George W. Vieth, Jr.	44	Senior Vice President—Large Group Commercial	12/95	(14)

(1)
Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Prior to that, Mr. McCallister served as Senior Vice President—Health System Management from January 1998 to February 2000. Prior to that, Mr. McCallister served as Division I President from July 1996 to January 1998. Mr. McCallister joined the Company in June 1974.

(2)
Mr. Fasola currently serves as Chief Operating Officer—Small Group Division having held this position since February 2000. Prior to that, Mr. Fasola served as Senior Vice President—Sales, Marketing and Business Development from November 1998 to February 2000 and as Vice President —Sales & Marketing from May 1996 to November 1998. Mr. Fasola served in a similar capacity as Vice President and National Sales Manager of Employers Health Insurance Company since 1989.

(3)
Mr. Murray currently serves as Chief Operating Officer—Health Plan Division having held this position since February 2000. Mr. Murray will continue to serve as Chief Financial Officer until his replacement is selected. Prior to that, Mr. Murray served as Senior Vice President and Chief Financial Officer from November 1998 to February 2000, Chief Financial Officer from January 1997 to November 1998 and Vice President—Finance from August 1990 to January 1997. Mr. Murray joined the Company as Controller in October 1989.

(4)
Mr. Bertko joined the Company in October 1999 as Vice President—Actuarial Consulting. Prior to joining the Company, Mr. Bertko was a Principal with Reden & Anders/PM Squared in San Francisco, California from September 1996 to October 1999 and a consultant with Coopers & Lybrand in San Francisco, California from April 1980 to 1995, then a Principal with the firm through August 1996. From 1976 to 1980, Mr. Bertko served as an Actuarial Assistant with Metropolitan Life Insurance Company in San Francisco, California and New York, New York.

(5)
Mr. Carlisle currently serves as Senior Vice President—Market Operations having held this position since February 2000. Prior to that, Mr. Carlisle served as Senior Vice President—Health System Management from September 1999 to February 2000. Mr. Carlisle also served as Regional Vice President —Health System Management (Central Region) from January 1998 to September 1999 and held various positions with the Company from May 1986 to December 1997.

(6)
Mr. Goodman joined the Company in April 1999 as Senior Vice President and Chief Information Officer. Prior to joining the Company, Mr. Goodman served as Chief Executive Officer of C2K Technology Partners, Inc. in Livingston, New Jersey from 1998 to April 1999. From 1993 to 1998, Mr. Goodman served as Chief Executive Officer—Prudential Service Co. for Prudential Insurance Co. in Roseland, New Jersey, and as Senior Vice President, Chief Information Officer of Metropolitan Life Insurance Co. in New York, New York from 1970 to 1993.

(7)
Ms. Hathcock joined the Company in May 1999 as Senior Vice President—Human Resources. Prior to joining the Company, Ms. Hathcock served as Vice President of Human Resources & Development for US Airways Group in Crystal City, Virginia from 1997 to 1999. From 1990 to 1997, Ms. Hathcock served as Vice President of Human Resources for Siemens AG/Siemens Rolm Communications, Inc. in Santa Clara, California.

(8)
Mr. Hipwell was initially elected an officer of the Company in 1990 and served as Senior Vice President and General Counsel from July 1992 until the spinoff of Galen Health Care Inc. (“Galen”), when he became Senior Vice President and General Counsel of Galen. Mr. Hipwell returned to the Company in January 1994 and was named Senior Vice President and General Counsel of the Company in June 1994. Mr. Hipwell retired from the Company in January 1999. He returned as Senior Vice President and General Counsel in September 1999.

(9)
Ms. Margulis currently serves as Senior Vice President—Government Affairs and was elected to that position in January 2000. Prior to that, Ms. Margulis served as Vice President—Government Affairs from December 1995 to January 2000. Ms. Margulis has been with the Company since November 1985.

(10)
Ms. Mitchell currently serves as Senior Vice President and Chief Compliance Officer and was elected to this position in July 1999. Prior to that, Ms. Mitchell served as Vice President—Accreditation & Compliance from January 1998 to July 1999 and Vice President—Quality & Service Excellence from September 1994 to January 1998. Ms. Mitchell joined the Company in 1972.

(11)
Mr. Noland currently serves as Senior Vice President—Corporate Communications and was elected to this position in September 1999. Prior to that, Mr. Noland served as Vice President—Corporate Communications from July 1997 to September 1999. Mr. Noland previously worked for the Company from 1984 to 1993 in various Vice President and Director positions in the Communications, Public Affairs and Hospital Public Relations areas. Prior to returning to the Company, Mr. Noland was a Publisher for The Cobb Group in Louisville, Kentucky from 1993 to 1997.

(12)
Mr. Perkins currently serves as Senior Vice President—National Networks having held this position since February 2000. Prior to that, Mr. Perkins served as Senior Vice President—National Contracting from May 1998 to February 2000; as Senior Vice President—Provider Affairs and Reengineering from December 1996 to May 1998; as Vice President —Operations—Region II during the month of May 1996, then elected to the position of President of the South/West Division from May 1996 to December 1996 and Vice President—Region II from May 1995 to May 1996. Mr. Perkins joined the Company in May 1976.

(13)
Mr. Shaul currently serves as Vice President—Finance and Controller and has held that position since March 2000. Prior to that, Mr. Shaul served as Vice President—Mergers and Acquisitions from March 1999 to March 2000. Prior to joining the Company, Mr. Shaul was Chief Financial Officer of Primary Health, Inc. in Boise, Idaho from February 1997 to February 1999; Chief Financial Officer of Pacific EyeNet, Inc. in Los Angeles, California from August 1996 to February 1997; and Chief Financial Officer of Right CHOICE Managed Care, Inc. from March 1994 to December 1995.

(14)
Mr. Vieth currently serves as Senior Vice President—Large Group Commercial having held this position since August 1999. Prior to that, Mr. Vieth served as Senior Vice President—Market Segment Management from November 1998 to August 1999 and as Vice President—Strategy and Systems Development from January 1998 through November 1998. Mr. Vieth also served as Vice President —Development and Planning from December 1995 through January 1998. Mr. Vieth joined the Company in November 1992 as Director of Development and Planning.

           Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company’s common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Tape:

	High	Low
Year Ended December 31, 1999
First quarter	20-3/4	16-15/16
Second quarter	16-7/16	11
Third quarter	13-1/8	6-7/8
Fourth quarter	8-1/4	5-7/8

Year Ended December 31, 1998
First quarter	26-3/8	19-1/2
Second quarter	31-11/16	24-15/16
Third quarter	31-7/8	12-7/8
Fourth quarter	21-9/16	14-3/8

           As of March 1, 2000, there were approximately 7,700 holders of record of the Company’s common stock.

           Since 1992, the Company has historically not declared or paid any cash dividends on its common stock. The Company does not presently intend to pay dividends on its common stock in the future and will retain all of its earnings for future operations and growth of its businesses.

           Information for Items 6 through 8 of this report, which appears in the 1999 Annual Report to Stockholders as indicated on the following table, is incorporated by reference herein in this report and filed as an exhibit hereto:

		Annual Report to Stockholders Page
ITEM 6.	SELECTED FINANCIAL DATA	23

ITEM 7.	MANAGEMENT ’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Consolidated financial statements	35
	Report of independent accountants	51
	Quarterly financial information (unaudited)	52

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this Item other than the information set forth in Part I under the Section entitled “Executive Officers of the Company,” is herein incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2000 appearing under the caption “Election of Directors” of such Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

           The information required by this Item is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2000 appearing under the caption “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item is herein incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2000 appearing under the caption “Security Ownership of Certain Beneficial Owners of Company Common Stock” of such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item is herein incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2000 appearing under the caption “Certain Transactions with Management and Others” of such Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

         (1)    Financial Statements—The response to this portion of Item 14 is submitted as Item 8 of this report.

         (2)    Index to Consolidated Financial Statement Schedules:

I Parent Company Financial Information

II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable.

         (3)     Exhibits:

3(a)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9,
1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23,
1992. Exhibit 4(i) to the Company’s Post-Effective Amendment to the Registration Statement on Form
S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.

(b)	By-laws, as amended. Exhibit 3(b) to the Company’s Annual Report for the fiscal year ended December 31, 1997, is incorporated by reference herein.

4(a)	Form of Amended and Restated Rights Agreement dated February 14, 1996, between Humana Inc.
and Mid-America Bank of Louisville and Trust Company. Exhibit 1.3 to the Registration Statement
(File No. 1-5975) on Form 8-A/A dated February 14, 1996, is incorporated by reference herein.

(b)	Amendment No. 2 to the Amended and Restated Rights Agreement. Exhibit 4.3 to the Registration Statement (File No. 1-5975) on Form 8-A/A dated March 1, 1999, is incorporated by reference herein.

(c)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described in Note 6 of Notes to Consolidated Financial Statements in the Company’s
1999 Annual Report to Stockholders. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.

10(a)*	1989 Stock Option Plan for Employees. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(b)*	Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to the Company’s Proxy
Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

(c)*	Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit 10(e) to the Company ’s
Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(d)*	1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(e)*	Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors. Annex C to the
Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

           * Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.

10(f)*	Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors. Exhibit 10(h) to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(g)*	1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(h)*	1996 Stock Incentive Plan for Employees. Annex A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 9, 1996, is incorporated by reference herein.

(i)*	1996 Stock Incentive Plan for Employees as amended in 1998. Exhibit C to the Company ’s Proxy
Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(j)*	Executive Management Incentive Compensation Plan—Group A, Corporate. Exhibit C to the
Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 26, 1994, is incorporated by reference herein.

(k)*	Humana Inc. 1998 Executive Management Incentive Compensation Plan. Exhibit B to the Company ’s
Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(l)*	Restated agreement providing for termination benefits in the event of a change of control. Exhibit
10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(m)*	Humana Inc. 1998 Management Incentive Compensation Plan. Exhibit 10(n) to the Company ’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(n)*	Employment Agreement—Gregory H. Wolf, dated December 1, 1998. Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference herein.

(o)*	Employment Agreement—Kenneth J. Fasola, dated March 29, 1999. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated by reference herein.

(p)*	Trust under Humana Inc. Deferred Compensation Plans, filed herewith.

(q)*	Severance policy. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference herein.

(r)*	Agreement —David A. Jones, dated December 15, 1999, filed herewith.

(s)*	Humana Officers ’ Target Retirement Plan, as amended. Exhibit 10(p) to the Company ’s Annual Report on From 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(t)*	Humana Thrift Excess Plan as amended. Exhibit 10(s) to the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(u)*	Humana Supplemental Executive Retirement Plan as amended. Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(v)*	Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

           * Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.

10(w)	Indemnity Agreement. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

(x)	Agreement between the Secretary of the Department of Health and Human Services and Humana
Medical Plan, Inc. Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(y)	The $1.5 Billion Credit Facility between the Company and Chase Manhattan Bank and the First
Amendment thereto (“Credit Agreement”). Exhibit 10 to the Company ’s Current Report on Form 8-K
filed on September 23, 1997, is incorporated by reference herein.

(z)	Second Amendment to the Credit Agreement dated November 19, 1999, filed herewith.

(aa)	The $1.5 Billion Commercial Paper Private Placement Memorandum between the Company and Chase
Securities, Inc. Exhibit 4a to the Company’s Current Report on Form 8-K filed on September 23, 1997, is incorporated by reference herein.

(bb)	The $1.5 Billion Commercial Paper Private Placement Memorandum between the Company and
Merrill Lynch Money Markets, Inc. Exhibit 4b to the Company’s Current Report on Form 8-K filed on
September 23, 1997, is incorporated by reference herein.

(cc)	Assumption of Liabilities and Indemnification Agreement between the Company and Galen Health
Care, Inc. (“Galen”). Exhibit 10(g) to the Company’s Current Report on Form 8-K filed on March 5,
1993, is incorporated by reference herein.

(dd)	Agreement between the United States Department of Defense and Humana Military Healthcare
Services, Inc., a wholly owned subsidiary of the Company. Exhibit 10(dd) to the Company’s Annual
Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated by reference herein.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.

13	1999 Annual Report to Stockholders, filed herewith. The Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein.

21	List of Subsidiaries, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

27	Financial Data Schedule, filed herewith.

(b) Reports on Form 8-K:

For the quarter ended December 31, 1999, there were no reports filed on Form 8-K. As of the filing date, Humana Inc. filed the following reports on Form 8-K:

(1)
On January 3, 2000, the Company filed a report on Form 8-K regarding a proposed charge in the range of $400 million to $500 million relating primarily to goodwill and the proposed sale of its workers’ compensation and Medicare supplemental businesses.

(2)	On February 3, 2000, the Company filed a report on Form 8-K regarding the appointment of Michael B. McCallister as President and Chief Executive Officer of the Company.

SIGNATURES

           Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC .

/S / JAMES E. MURRAY
By:
James E. Murray
Chief Operating Officer—Health Plan Division and Chief Financial Officer

Date: March 30, 2000

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S / JAMES E. MURRAY James E. Murray	Chief Operating Officer—Health Plan Division and Chief Financial Officer (Principal Accounting Officer)	March 30, 2000

/S / DAVID A. JONES David A. Jones	Chairman of the Board	March 30, 2000

/S / DAVID A. JONES , JR . David A. Jones, Jr.	Vice Chairman of the Board	March 30, 2000

/S / K. FRANK AUSTEN , M.D. K. Frank Austen, M.D.	Director	March 30, 2000

/S / MICHAEL E. GELLERT Michael E. Gellert	Director	March 30, 2000

/S / JOHN R. HALL John R. Hall	Director	March 30, 2000

/S / IRWIN LERNER Irwin Lerner	Director	March 30, 2000

/S / MICHAEL B. MC CALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	March 30, 2000

/S / W. ANN REYNOLDS , PH .D. W. Ann Reynolds, Ph.D.	Director	March 30, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Humana Inc.

           Our audits of the consolidated financial statements referred to in our report February 9, 2000 appearing in the 1999 Annual Report of Stockholders of Humana Inc. which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
February 9, 2000

HUMANA INC.

SCHEDULE I —PARENT COMPANY FINANCIAL INFORMATION (a)
CONDENSED BALANCE SHEETS
December 31, 1999 and 1998
(In millions, except share amounts)

	1999	1998
ASSETS
Receivables from operating subsidiaries (b)	$ 120	$ 168
Other current assets	51	57

Total current assets	171	225
Property and equipment, net	176	181
Investments in subsidiaries	1,886	2,380
Other	40	48

TOTAL ASSETS	$2,273	$2,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$ 159	$ 175
Other current liabilities (b)	114	106
Commercial paper	686	730

Total current liabilities	959	1,011
Debt		93
Other	46	42

Total liabilities	1,005	1,146

Contingencies (b)
Preferred stock, $1 par; authorized 10,000,000 shares, none issued
Common stock, $0.16-2/3 par; authorized 300,000,000 shares; issued and outstanding 167,514,710—1999, 167,515,362 —1998	28	28
Other stockholders ’ equity	1,240	1,660

Total stockholders’ equity	1,268	1,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,273	$2,834

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

HUMANA INC.

SCHEDULE I —PARENT COMPANY FINANCIAL INFORMATION (a)
CONDENSED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1999, 1998 and 1997
(In millions)

	1999	1998	1997 (b)
Revenues:
Management fees charged to operating subsidiaries	$364	$297	$228
Interest and other income	14	1	5

	378	298	233

Expenses:
Selling, general and administrative	331	293	201
Depreciation	36	33	26
Interest	30	40	17

	397	366	244

Loss before income taxes and equity in income of subsidiaries	(19)	(68)	(11)
Income tax benefit	6	38	9

Loss before equity in income of subsidiaries	(13)	(30)	(2)
(Loss) equity in income of subsidiaries	(369)	159	175

Net (loss) income	$(382)	$129	$173

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

HUMANA INC.

SCHEDULE I —PARENT COMPANY FINANCIAL INFORMATION (a)
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999, 1998 and 1997
(In millions)

	1999	1998	1997
Net cash provided by operating activities (b)	$354	$105	$191

Cash flows from investing activities:
Purchases of property and equipment	(11)	(43)	(38)
Purchases of marketable securities		(1)	(6)
Maturities and sales of marketable securities	7	7	1
Parent funding of operating subsidiaries	(191)	(59)	(209)
Acquisition of health plans			(656)
Other	(7)	(11)	17

Net cash used in investing activities	(202)	(107)	(891)

Cash flows from financing activities:
Issuance of long-term debt		123	300
Repayment of long-term debt	(93)	(330)
Net commercial paper (repayments) borrowings	(44)	141	367
Other	(15)	68	33

Net cash (used in) provided by financing activities	(152)	2	700

Change in cash and cash equivalents
Cash and cash equivalents at beginning of period

Cash and cash equivalents at end of period	$	$	$

(a)
Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

(b)	During the years ended December 31, 1999, 1998 and 1997, the Company received dividends from its operating subsidiaries totaling $276 million, $93 million and $146 million, respectively.

HUMANA INC.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1999, 1998 and 1997
(In millions)

	Balance at Beginning of Period	Acquired Balances	Additions		Deductions or Write-offs	Balance at End of Period
			Charged to Costs and Expenses	Charged to Other Accounts
Allowance for loss on premiums receivable:
Years ended December 31,:
1999	$62		$12	$(11)	$(2)	$61
1998	48		11	14	(11)	62
1997	38	$9	10	3	(12)	48