Form 10-Q
period 2000-03-31
HUMANA INC
filed 2000-05-15
CIK 49071

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-5975

HUMANA INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-0647538 (I.R.S. Employer Identification Number)

500 West Main Street
Louisville, Kentucky 40202
(Address of principal executive offices, including zip code)

(502) 580 1000
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at April 30, 2000 167,738,460 shares

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Form 10-Q_________________________________________________________
Humana Inc.
March 31, 2000

	INDEX Part I: Financial Information	Page
Item 1. Item 2. Item 3. Item 1. Item 6. Signatures Exhibit 12 Exhibit 27

Financial Statements

Condensed Consolidated Statements of Operations for the quarters    ended March 31, 2000 and 1999

Condensed Consolidated Balance Sheets at March 31, 2000 and
   December 31, 1999

Condensed Consolidated Statements of Cash Flows for the quarters    ended March 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
   Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

                        Part II: Other Information

Legal Proceedings

Exhibits and Reports on Form 8-K

Ratio of Earnings to Fixed Charges

Financial Data Schedule

3 4 5 6 12 23 24 27 28

Condensed Consolidated Statements of Operations___________________________
Humana Inc.
For the quarters ended March 31, 2000 and 1999
Unaudited
(In millions, except per share results)

Quarters Ended

Revenues:
   Premiums
   Interest and other income
     Total revenues

Operating expenses:
   Medical
   Selling, general and administrative
   Depreciation and amortization

     Total operating expenses

Income (loss) from operations

     Interest expense

Income (loss) before income taxes

     Provision (benefit) for income taxes

Net income (loss)

Basic earnings (loss) per common share

Diluted earnings (loss) per common share

2000 $ 2,611 31 2,642 2,220 353 34 2,607 35 8 27 6 $ 21 $ 0.13 $ 0.13	1999 $ 2,428 49 2,477 2,136 325 31 2,492 (15) 10 (25) (9) $ (16) $ (0.10) $ (0.10)

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Balance Sheets__________________________________
Humana Inc.
Unaudited at March 31, 2000
(In millions, except per share results)

March 31, 2000	December 31, 1999

ASSETS
Current assets:
   Cash and cash equivalents
   Marketable securities
   Premiums receivable, less allowance for doubtful accounts
     of $62 at March 31, 2000 and $61 at December 31, 1999
   Other
     Total current assets

Long-term marketable securities
Property and equipment, net
Cost in excess of net assets acquired
Other
      Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Medical and other expenses payable
   Trade accounts payable and accrued expenses
   Book overdraft
   Unearned premium revenues
   Commercial paper
     Total current liabilities

Long-term medical and other expenses payable
Professional liability and other obligations
     Total liabilities

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par; authorized 10,000,000 shares; none     issued
   Common stock, $0.16 2/3 par; authorized 300,000,000        shares; issued and outstanding 167,746,710 shares at        March 31, 2000 and 167,514,710 shares at December        31,1999
   Capital in excess of par value
   Deferred compensation - restricted stock
   Retained earnings
   Accumulated other comprehensive loss
      Total stockholders' equity
      Total liabilities and stockholders' equity

$ 897 1,336 262 328 2,823 158 426 844 170 $ 4,421 $ 1,360 363 165 402 679 2,969 153 3,122 28 901 (1) 392 (21) 1,299 $ 4,421	$ 978 1,507 225 354 3,064 253 418 806 359 $ 4,900 $ 1,432 482 215 349 686 3,164 324 144 3,632 28 899 (2) 371 (28) 1,268 $ 4,900

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows_________________________
Humana Inc.
For the quarters ended March 31, 2000 and 1999
Unaudited
(In millions)

Quarters Ended

Net cash used in operating activities

Cash flows from investing activities:
   Acquisition, net of cash and cash equivalents acquired
   Disposition, net of cash and cash equivalents disposed
   Purchases of marketable securities
   Maturities of marketable securities
   Proceeds from sales of marketable securities
   Purchases of property and equipment
   Proceeds from sales of property and equipment
   Other
      Net cash provided by (used in) investing activities

Cash flows from financing activities:
   Repayment of line of credit
   Net commercial paper (repayments) borrowings
   Change in book overdraft
   Other
      Net cash used in financing activities

Decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period

Supplemental cash flow information:
   Interest payments
   Income tax refunds, net

Details of business acquired in purchase transaction:
   Fair value of assets acquired
   Less: liabilities assumed
   Cash acquired, net of cash paid, for business acquired

2000 $ (70) 3 60 (249) 179 88 (33) 6 (8) 46 (7) (50) (57) (81) 978 $ 897 $ 8 $ (1) $ 83 (86) $ 3	1999 $ (192) (211) 103 110 (30) 25 (2) (5) (93) 49 (37) 1 (80) (277) 913 $ 636 $ 10 $ (39)

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements________________________
Humana Inc.
Unaudited

  Basis of Presentation

  The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to th

  The preparation of the Company's condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ from those estimates.

  The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

  Effective January 1, 2000, the Company adopted a 20 year amortization period, from the date of acquisition, for goodwill previously amortized over 40 years. The change in the amortization period of goodwill will increase amortization expense $25 million annually, while the Company's fourth quarter 1999 long-lived asset impairment will decrease depreciation and amortization $13 million annually.

  First Quarter 1999 Additional Medical Expense and Tangible Asset Gain

During the first quarter of 1999, the Company recorded $90 million of additional medical expense for premium deficiency, reserve strengthening and provider costs. As a result of management's assessment of the profitability of its contracts for providing health care services to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 C

Notes to Condensed Consolidated Financial Statements, continued___________________
Humana Inc.
Unaudited

Prior period adverse claims development primarily in the Company's PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in the $35 million reserve strengthening. The Company releases or strengthens medical claims reserves when favorable or adverse development in prior periods exceed actuarial margins existing in the reserves. In addition, the Company paid Columbia/HCA $5 million to settle certain contractual issues associ

Also during the first quarter of 1999, the Company recorded a $12 million gain on the sale of a tangible asset which has been included in interest and other income in the accompanying Condensed Consolidated Statements of Operations.

(C) Acquisitions and Dispositions

Between December 30, 1999 and February 4, 2000, the Company entered into definitive agreements to sell its workers' compensation, Medicare supplement and North Florida Medicaid businesses for proceeds of approximately $115 million. The Company recorded an estimated $118 million loss in 1999 related to these sale transactions. There was no change in the estimated loss during the first quarter of 2000. Revenues associated with these businesses was $45 million in the first quarter of 200

On March 31, 2000, the Company completed the sale of its run-off workers' compensation business. The loss from this sale was previously estimated and accrued in 1999. On April 10, 2000, the Company completed the sale of its workers' compensation administrative services business. Management believes that the remaining liability for accrued losses on asset sales of $18 million is adequate to cover the losses from completing the sales of its Medicare supplement, North Florida Medicaid and wo

On January 31, 2000, the Company acquired the Memorial Sisters of Charity Health Network ("MSCHN"), a Houston based health plan for approximately $50 million in cash.

On June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. ("FPA"), FPA's lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $14 million in cash. The Company has subsequently transferred operating responsibility for substantially all acquired FPA medical centers under long-term provider agreements.

The above acquisitions were accounted for under the purchase method of accounting. As a result of a preliminary allocation of the purchase price, the Company recorded goodwill

Notes to Condensed Consolidated Financial Statements, continued_______________
Humana Inc.
Unaudited

of $68 million. The goodwill is being amortized over periods ranging from six to 20 years. Proforma results approximate historical results.

On May 10, 2000, the Company acquired Wisconsin National Life Insurance Company for approximately $12 million in cash.

(D) Contingencies

The Company's Medicare HMO contracts with the federal government are renewed for a one-year term each December 31, unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, re

During the ordinary course of its business, the Company is or may become subject to pending or threatened litigation or other legal actions. Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company's financial position or results of operations. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect the Company's

(E) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

There were no adjustments required to be made to net income (loss) for purposes of computing basic earnings (loss) per common share and diluted earnings (loss) per common share. Options whose exercise price is greater than the average market price of common shares are antidilutive and, therefore, have been excluded from the computation

Notes to Condensed Consolidated Financial Statements, continued_______________
Humana Inc.
Unaudited

of diluted earnings (loss) per common share. Reconciliations of the average number of common shares outstanding used in the calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the quarters ended March 31, 2000 and 1999 are as follows:

	Quarters Ended
	2000	1999
Shares used to compute basic earnings (loss) per common share	167,752,402	167,559,428
Dilutive effect of common stock options	99,246
Shares used to compute diluted earnings (loss) per common share	167,851,648	167,559,428
Number of antidilutive common stock options	9,686,003	10,473,660

(F) Comprehensive Income (Loss)

The following table presents details supporting the computation of comprehensive income (loss) for the quarters ended March 31, 2000 and 1999 (in millions):

	Quarters Ended
	2000	1999

Net income (loss)	$ 21	$ (16)
Net unrealized investment gains (losses), net of tax	7	(6)
Comprehensive income (loss), net of tax	$ 28	$ (22)

(G) Long-Term Debt

The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. The Credit Agreement contains customary covenants and events of default including, but not limited to, fina

Notes to Condensed Consolidated Financial Statements, continued_______________
Humana Inc.
Unaudited

(H) Segment Information

The following table presents financial information for the Company's Health Plan and Small Group segments for the quarters ended March 31, 2000 and 1999 (in millions):

	Quarters Ended
	2000	1999
Premium revenues:
Health Plan	$ 1,806	$ 1,677
Small Group	805	751
Total premium revenues	$ 2,611	$ 2,428
Underwriting margin:
Health Plan	$ 235	$ 166
Small Group.	156	126
Total underwriting margin	$ 391	$ 292
Income (loss) before income taxes:
Health Plan	$ 24	$ (13)
Small Group	3	(12)
Total income (loss) before income taxes	$ 27	$ (25)

Health Plan and Small Group underwriting margin and pretax results include $66 million and $24 million, respectively, of additional medical expense recorded during the quarter ended March 31, 1999.

(I) Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exp

Notes to Condensed Consolidated Financial Statements, continued_____________
Humana Inc.
Unaudited

(J)    Reclassifications

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current year presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations_______________________________________________________
Humana Inc.

This quarterly report on Form 10-Q contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned t

Introduction

Humana is one of the nation's largest publicly traded health services companies that facilitates the delivery of health care services through networks of providers to its approximately 5.9 million medical members. The Company's products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pr

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued___________________________________________
Humana Inc.

plans. In total, the Company's products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 20 percent of its membership in the state of Florida.

The Company is organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company's large group commercial (100 employees and over), Medicare, Medicaid, ASO, and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon results of operations before i

First Quarter 1999 Additional Medical Expense and Tangible Asset Gain

During the first quarter of 1999, the Company recorded $90 million of additional medical expense for premium deficiency, reserve strengthening and provider costs. As a result of management's assessment of the profitability of its contracts for providing health care services to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 Colum

Prior period adverse claims development primarily in the Company's PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in the $35 million reserve strengthening. The Company releases or strengthens medical claims reserves when favorable or adverse development in prior periods exceed actuarial margins existing in the reserves. In addition, the Company paid

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued___________________________________________
Humana Inc.

Columbia/HCA $5 million to settle certain contractual issues associated with the March 31, 1999 hospital agreement in Florida.

Also during the first quarter of 1999, the Company recorded a $12 million gain on the sale of a tangible asset which has been included in interest and other income in the accompanying Condensed Consolidated Statements of Operations.

Comparison of Results of Operations

In order to enhance comparability as well as to provide a baseline against which historical and prospective periods can be measured, the following discussion comparing results for the quarters ended March 31, 2000 (the "2000 quarter") and 1999 (the "1999 quarter"), excludes the previously described medical expenses and tangible asset gain recorded in the 1999 quarter, but does include the beneficial effect related to premium deficiency in operating results for the period shown. Th

	1999 Quarter
	Reported Results	Excluded Expenses (a)	Adjusted Results
Condensed Consolidated Statement of Operations Caption items that are adjusted:
Interest and other income	$ 49	$ (12)	$ 37
Total revenues	2,477	(12)	2,465
Operating expenses:
Medical	2,136	(90)	2,046
Total operating expenses	2,492	(90)	2,402
(Loss) income before income taxes	(25)	78	53
Net (loss) income	$ (16)	$ 49	$ 33
Basic (loss) earnings per common share	$ (0.10)	$ 0.30	$ 0.20
Diluted (loss) earnings per common share	$ (0.10)	$ 0.30	$ 0.20
1999 Quarter
	Reported Ratios	Ratio Effect of Excluded Expenses(a)	Adjusted Ratios
Medical expense ratios: Health Plan Small Group Totals	90.1% 83.2% 88.0%	(3.9)% (3.2)% (3.7)%	86.2% 80.0% 84.3%

(a) The item excluded from interest and other income is the $12 million gain on sale of a tangible asset. The items excluded from 1999 medical expenses are the $50 million premium deficiency, $35 million reserve strengthening and $5 million of provider costs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued___________________________________________
Humana Inc.

The Company's premium revenues increased 7.5 percent to $2.6 billion for the 2000 quarter, compared to $2.4 billion for the 1999 quarter. Higher premium revenues resulted from increased average premium yields of 11.4 percent and 6.2 percent for the Company's commercial and Medicare HMO products, respectively. This increase was partially offset by a decline in commercial membership of 194,200, or 6.5 percent, resulting from the impact of the Company's premium increases delivered to cus

The Company's medical expense ratio for the 2000 quarter was 85.0 percent, compared to an adjusted medical expense ratio of 84.3 percent for the 1999 quarter. This increase was the result of the absence of a $5 million adjustment recorded in the 1999 quarter related to favorable development in workers' compensation reserves, and higher utilization in five of the Company's Medicare markets and various small group commercial markets without Health Plan membership overlap. Partially offsetti

The administrative expense ratio for the 2000 quarter was 14.8 percent, compared to 14.7 percent in the 1999 quarter. This increase was the result of higher spending on the Company's information technology initiatives and the increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Interest income totaled $29 million and $34 million for the 2000 and 1999 quarters, respectively. This decrease resulted from lower average invested balances and investment yields. The tax equivalent yield on invested assets approximated 5.0 percent and 6.7 percent for the 2000 and 1999 quarters, respectively.

Income before income taxes totaled $27 million for the 2000 quarter, compared to adjusted income before income taxes of $53 million for the 1999 quarter. Net income was $21 million, or $0.13 per diluted share in the 2000 quarter, compared to adjusted net income of $33 million, or $0.20 per diluted share in the 1999 quarter. The earnings decline is due to the absence of favorable development in workers' compensation reserves, higher medical cost trends in five Medicare markets and various

On an interim basis, the provision or benefit for income taxes is provided for at the anticipated effective tax rate for the year. The Company's effective tax rate for the 2000 quarter was approximately 21 percent. This lower effective tax rate, in comparison to the 1999 quarter of approximately 35 percent, is the result of recognizing the benefit of anticipated capital gains for which the Company has available capital loss carryforwards created from the sale of the workers' compensation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued___________________ ________________________
Humana Inc.

Business Segment Information for the Quarters Ended March 31, 2000 and 1999

The following table presents certain financial data for the Company's two segments for the 2000 quarter and 1999 quarter (in millions):

Quarters Ended
2000	1999 (a)

Premium revenues:
   Health Plan
   Small Group

Adjusted income before income taxes:
   Health Plan
   Small Group

Adjusted medical expense ratios:
   Health Plan
   Small Group

Administrative expense ratios:
   Health Plan
   Small Group

$ 1,806 805 $ 2,611 $ 24 3 $ 27 86.9% 80.7% 85.0% 12.7% 19.5% 14.8%	$ 1,677 751 $ 2,428 $ 46 7 $ 53 86.2% 80.0% 84.3% 12.3% 20.0% 14.7%

(a) Excludes $90 million ($66 million Health Plan and $24 million Small Group) of medical expense related to premium deficiency, reserve strengthening and provider costs and $12 million ($7 million Health Plan and $5 million Small Group) gain on the sale of a tangible asset.

Health Plan

The Health Plan segment's premium revenues increased 7.7 percent to $1.8 billion for the 2000 quarter across all product lines primarily from significant increases in premium yields. Large group commercial premiums increased 1.0 percent to $599 million during the 2000 quarter from $593 million in the 1999 quarter. This increase was due to higher premium yields ranging from 10 to 11 percent during the 2000 quarter compared to a range of five to six percent for the 1999 quarter, ref

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued______________________________________
Humana Inc.

implementation of a member premium component for many of the Company's Medicare members combined with a shift in the mix of members to markets with higher HCFA reimbursement rates. Medicare membership increased by 37,300 members comparing the 2000 quarter with the 1999 quarter despite the exit of 30 counties on January 1, 2000. This increase was the result of strong sales initiatives in key markets coupled with the acquired membership from the MSCHN acquisition. Medicaid premiums incr

The Health Plan segment's medical expense ratio for the 2000 quarter was 86.9 percent, increasing from an adjusted medical expense ratio of 86.2 percent in the 1999 quarter. This increase was primarily the result of the absence of a $5 million adjustment recorded in the 1999 quarter related to favorable development in workers' compensation reserves, and increasing Medicare medical cost trends from higher than expected utilization in five Medicare markets. Medicare cost trends in these fiv

The administrative expense ratio for the 2000 quarter increased to 12.7 percent compared to 12.3 percent for the 1999 quarter. This increase was the result of higher spending on the Company's information technology initiatives and an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Income before income taxes totaled $24 million for the 2000 quarter compared to adjusted income before income taxes of $46 million for the 1999 quarter. The earnings decline is due to the absence of favorable development in workers' compensation reserves, higher medical cost trends in five Medicare markets and increased administrative costs.

Small Group

The Small Group segment's 2000 quarter premium revenues increased 7.2 percent compared to the 1999 quarter to $805 million. This increase was due to higher premium yields ranging from 12 to 13 percent in the 2000 quarter compared to 6 to 7 percent in the 1999 quarter, reflecting the Company's aggressive pricing actions. Small group commercial membership declined 107,700 members or 6.4 percent from the 1999 quarter due to attrition in reaction to significant rate increases.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued______________________________________
Humana Inc.

The Small Group segment's medical expense ratio for the 2000 quarter was 80.7 percent, increasing from an adjusted medical expense ratio of 80.0 percent for the 1999 quarter. This increase was the result of higher small group commercial cost trends which ranged from 12 to 13 percent in the 2000 quarter compared to 9 to 10 percent in the 1999 quarter. Medical cost trends were more severe in two markets, Colorado and Texas, and in various small group commercial markets that did not have

The Small Group segment's administrative expense ratio for the 2000 quarter was 19.5 percent compared to 20.0 percent for the 1999 quarter.

Income before income taxes totaled $3 million for the 2000 quarter. This decline from the 1999 quarter's adjusted income before income taxes of $7 million is attributable to higher medical costs in two markets and in various small group commercial markets that lack Health Plan membership overlap.

Liquidity and Capital Resources

The following table presents pro forma cash flows for the quarters ended March 31, 2000 and 1999, excluding the effects of previously funded workers' compensation claim payments and the timing of the Medicare premium receipts (in millions):

	Quarters Ended
	2000	1999
Cash used in operating activities Timing of Medicare premium receipts Funded workers' compensation claim payments Pro forma cash flows (used in) provided by operating activities	$ (70) (19) 30 $ (59)	$ (192) 234 28 $ 70

Pro forma operating cash declined primarily from lower income tax receipts, slower premium receipt collections, partially the result of a billing system conversion, a reduction in claims inventory and claim payments related to terminated membership.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued________________________________________
Humana Inc.

On March 31, 2000, the Company received $125 million from the disposition of its workers' compensation business ($60 million, net of cash and cash equivalents included in the disposed operating subsidiary). The operating subsidiary sold included total assets of $595 million, primarily consisting of marketable securities and reinsurance recoverables and total liabilities of $407 million, primarily consisting of workers' compensation reserves. The Company expects to use the proceeds fro

The Company's subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' ability to obtain regulatory approval to pay dividends.

The National Association of Insurance Commissioners has recommended that states adopt a risk-based capital ("RBC") formula for companies established as HMO entities, similar to the current requirement for insurance companies. The RBC provisions may require new minimum capital and surplus levels for some of the Company's HMO subsidiaries. Many states have not yet determined when they will adopt the RBC formula or if they will allow a phase-in to the required levels of capital and surplus .<

The Company currently maintains approximately $774 million of capital and surplus in its health insurance and HMO entities, compared to the minimum statutory required capital and surplus levels of approximately $626 million. If the states in which the Company conducts business adopt the proposed RBC formula, without a phase-in provision, the Company estimates it would be required to fund additional capital into its various subsidiaries of approximately $62 million. After this capital infu d have $100 million of capital and surplus above the required RBC level.

The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. The Credit Agreement contains customary covenants and events of default including, but not limited to, financia

Management believes that funds from future operating cash flows and funds available under the existing Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to fund capital requirements.

The Company's ongoing capital expenditures relate primarily to information systems and administrative facilities necessary for activities such as claims processing, billing and

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued______________________________________
Humana Inc.

collections, medical utilization review and customer service. Excluding acquisitions, planned capital spending for the remainder of 2000 will approximate $100 million to $110 million for the funding of the Company's technology initiatives and expansion and improvement of its administrative facilities.

The Company's Year 2000 Readiness Disclosure Statement

To date, the Company has experienced no outages or problems related to the Year 2000 date rollover. All business systems are functioning normally and the Company has not experienced any disruptions in service with third party organizations with which it interacts related to the century change. The Company developed business continuity and contingency plans as a result of its Year 2000 project. These plans would be enacted if Year 2000 problems were to occur within the Company, or

Impact of Recently Issued Accounting Pronouncements

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued_____________________________________
Humana Inc.

Quarterly Membership	2000	1999

Health Plan:
   Large group commercial members at:
   March 31
   June 30
   September 30
   December 31

Medicare HMO members at:
   March 31
   June 30
   September 30
   December 31

TRICARE members at:
   March 31
   June 30
   September 30
   December 31

Administrative Services members at:
   March 31
   June 30
   September 30
   December 31

Medicaid and other members at:
   March 31
   June 30
   September 30
   December 31

Total Health Plan members at:
   March 31
   June 30
   September 30
   December 31

Small Group:
   Small group commercial members at:
   March 31
   June 30
   September 30
   December 31

Total medical members at:
   March 31
   June 30
   September 30
   December 31

Specialty members at:
   March 31
   June 30
   September 30
   December 31

1,409,000 518,000 1,060,000 657,000 697,400 4,341,400 1,568,500 5,909,900 2,980,100

1,495,500
1,478,300
1,424,400
1,420,500

  480,700
  484,800
  489,300
  488,500

1,085,700
1,064,600
1,065,500
1,058,000

  617,900
  636,700
  641,000
  648,000

  704,300
  707,200
  695,000
  661,100

4,384,100
4,371,600
4,315,200
4,276,100

1,676,200
1,695,700
1,706,800
1,663,100

6,060,300
6,067,300
6,022,000
5,939,200

2,771,900
2,837,600
2,890,100
2,961,300

Item 3.  Quantitative and Qualitative Disclosure about Market Risk_____________
Humana Inc.

Since the date of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, no material changes have occurred in the Company's exposure to market risk associated with the Company's investments in market risk sensitive financial instruments, as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in such Form 10-K.

Part II:  Other Information________________________________________________
Humana Inc.

Item 1: Legal Proceedings

Securities Litigation

Six purported class action complaints have been filed in the United States District Court for the Western District of Kentucky at Louisville, by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The six complaints contain the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filing ncial condition, primarily with respect to the impact of the negotiations over renewal of the Company's contract with Columbia/HCA which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and Section 20(a) of the 1934 Act and seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9 omplaints) on April 8, 1999. All seek money damages in unspecified amounts, plus (in certain of the complaints) pre-judgment and post-judgment interest, and costs and expenses including attorney and expert fees. Plaintiffs moved for consolidation of the actions, now styled In re Humana Inc. Securities Litigation, and have filed a Consolidated Complaint. On April 28, 2000 the defendants filed a motion requesting dismissal of the Consolidated Complaint. The Company believes that the above allegations a pursue the defense of the Consolidated Complaint vigorously.

Managed Care Industry Litigation

Since October 1999, the Company has received thirteen purported class action complaints filed on behalf of various named plaintiffs who seek to represent a class consisting of present and former Humana subscribers but excluding persons insured by Medicare or Medicaid. All of the cases were filed in federal courts, eleven in the Southern District of Florida, one in the Southern District of Mississippi and one in the Northern District of Alabama. Eight of the cases filed in the Southern were ordered to be dismissed subject to the plaintiffs' right to re-file as part of a consolidated complaint with the case of Price v. Humana Inc. filed in the same court. In each case, the plaintiffs seek a recovery (including statutory treble damages) under the Racketeer Influenced and Corrupt Organizations Act ("RICO") for all persons who are or were Humana subscribers at any time during the four-year period prior to the filing of the complaints. In addition, plaintiffs seek to represent a subclas d their Humana coverage through their employers' health benefits plans governed by ERISA, and who are or were Humana subscribers at any time during the six-year period prior to filing the complaints.

The complaints, which are generally the same, allege, among other things, that Humana intentionally concealed from its members information concerning the various ways Humana decides what claims will be paid, what procedures will be deemed medically

Part II:  Other Information, continued_______________________________________
Humana Inc.

necessary, and what criteria and procedures are used to determine the extent and type of their coverage. Plaintiffs also allege that Humana concealed from members the existence of direct financial incentives to treating physicians and other health care providers to deny coverage. The plaintiffs generally do not allege that any of the alleged practices resulted in any named plaintiff, or any other specific member, being denied coverage for services that should have been covered but, i n ed the purported class with health insurance benefits of lesser value than promised. Humana requested the Federal Judicial Panel on Multidistrict Litigation ("MDL Panel") to consolidate the management of the cases in a single court. On April 13, 2000, the MDL Panel ordered the cases consolidated in the federal court in the Southern District of Florida as In Re Humana Managed Care Litigation. On May 10, 2000, an amended complaint was filed in one of the consolidated cases. The amendment, filed in the ., which had been filed originally in Mississippi, joins five other managed care organizations as defendants and adds allegations of industry-wide conspiracy as the basis for the joinder. The other defendants are United HealthCare, Foundation Health Systems, Inc., Aetna, Inc., Pacificare Health Systems, Inc., The Prudential Insurance Company of America, and Cigna Corporation. The amended complaint, which seeks a class consisting of members of all of the named managed care companies, alleges that the def ontainment measures and to conceal these from their members.

Humana has also received a class action suit filed in state court in Louisville, Kentucky, by named plaintiffs who seek to represent a purported nationwide class of providers who allege that the Company has improperly paid them and has "downcoded" their claims by paying lesser amounts than they billed for. The Company has removed the case to federal court and has asked the MDL Panel to consolidate that case with the ones described above as well as with another case brought by a physician hers brought by physicians in South Florida. Each of these cases was filed in state court and removed to federal court by the defendants. The plaintiffs in each are seeking to remand the cases to state court. In one of the cases in South Florida, Landa v. Humana, the court issued a remand order which the defendants challenged before the Court of Appeals for the Eleventh Circuit; that challenge was rejected on May 8, 2000.

The Company believes these actions are without merit and intends to pursue the defense of these actions vigorously.

Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury and medical benefit denial claims are covered by insurance from the Company's wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance if awarded in states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. H of Florida, Inc., the carriers have preliminarily indicated that they

Part II:  Other Information, continued_______________________________________
Humana Inc.

believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Due to the nature of its business, the Company is or may become subject to pending or threatened litigation or other legal actions relating to the failure to provide or pay for health care or other benefits, poor outcomes for care delivered or arranged under the Company's programs, nonacceptance or termination of providers, failure to return withheld amounts from provider compensation, and failure to disclose network discounts and various provider payment arrangements and claims relating

Recent court decisions and legislative activity may increase our exposure for any of these types of claims.

Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company's financial position or results of operations. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect the Company's financial position, results of operations or cash flows.

Part II:  Other Information, continued_______________________________________
Humana Inc.

Item 2: Item 3: Item 4: Item 5: Item 6:

Changes in Securities

None.

Defaults Upon Senior Securities

None.

Submission of Matters to a Vote of Security Holders

None.

Other Information

None.

Exhibits and Reports on Form 8-K

(a)    Exhibit Index

       Exhibit 12    Statement re: Computation of Ratio of Earnings to        Fixed Charges, filed herewith.

       Exhibit 27    Financial Data Schedule (filed electronically).

(b)    Other than the Form 8-K filed on January 3, 2000 and February 3,         2000 and referenced in the 1999 Form 10-K, there were no other          reports filed on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC. (Registrant)

Date: May 15, 2000	By: /s/James E. Murray James E. Murray Chief Operating Officer - Health Plan Division and Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2000	By: /s/Arthur P. Hipwell Arthur P. Hipwell Senior Vice President and General Counsel