Form 10-Q/A
period 2000-03-31
HUMANA INC
filed 2000-05-23
CIK 49071

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

(502) 580 1000
(Registrant's telephone number, including area code)

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

Form 10-Q_________________________________________________________
Humana Inc.
March 31, 2000

	This Revised 10-Q is being submitted due to text being inadvertently omitted from the first filing. There are NO changes other than supplying the omitted text. INDEX Part I: Financial Information	Page
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
(In millions, except share amounts)

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

Notes to Condensed Consolidated Financial Statements________________________
Humana Inc.
Unaudited

  Basis of Presentation

  The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to the Form 10-K of Humana Inc. (the "Company" or "Humana") for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

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

  First Quarter 1999 Additional Medical Expense and Tangible Asset Gain

During the first quarter of 1999, the Company recorded $90 million of additional medical expense for premium deficiency, reserve strengthening and provider costs. As a result of management's assessment of the profitability of its contracts for providing health care services to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 Columbia/HCA Healthcare Corporation ("Columbia/HCA") hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability for the first quarter of 1999 was $6 million. Remaining liabilities related to premium deficiency provisions recorded in 1998 and 1999 were exhausted as of December 31, 1999 and, as such, there was no beneficial effect from losses charged to these liabilities in the first quarter of 2000. Because the majority of the Company's customers' contracts renew annually, the Company does not anticipate the need for a premium deficiency charged to earnings in 2000, absent unanticipated adverse events or changes in circumstances.

Notes to Condensed Consolidated Financial Statements, continued___________________
Humana Inc.
Unaudited

Prior period adverse claims development primarily in the Company's PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in the $35 million reserve strengthening. The Company releases or strengthens medical claims reserves when favorable or adverse development in prior periods exceed actuarial margins existing in the reserves. In addition, the Company paid Columbia/HCA $5 million to settle certain contractual issues associated with the March 31, 1999 hospital agreement in Florida.

Also during the first quarter of 1999, the Company recorded a $12 million gain on the sale of a tangible asset which has been included in interest and other income in the accompanying Condensed Consolidated Statements of Operations.

(C) Acquisitions and Dispositions

Between December 30, 1999 and February 4, 2000, the Company entered into definitive agreements to sell its workers' compensation, Medicare supplement and North Florida Medicaid businesses for proceeds of approximately $115 million. The Company recorded an estimated $118 million loss in 1999 related to these sale transactions. There was no change in the estimated loss during the first quarter of 2000. Revenues associated with these businesses was $45 million in the first quarter of 2000 and 1999 and a $2 million pretax operating loss and $2 million pretax operating profit was recorded in the first quarter of 2000 and 1999, respectively. On March 31, 2000, the Company's contract to sell its Medicare Supplement business expired, however, the Company is continuing to negotiate with the potential buyer.

On March 31, 2000, the Company completed the sale of its run-off workers' compensation business. The loss from this sale was previously estimated and accrued in 1999. On April 10, 2000, the Company completed the sale of its workers' compensation administrative services business. Management believes that the remaining liability for accrued losses on asset sales of $18 million is adequate to cover the losses from completing the sales of its Medicare supplement, North Florida Medicaid and workers' compensation administrative services businesses.

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

On May 10, 2000, the Company acquired Wisconsin National Life Insurance Company for approximately $12 million in cash.

(D) Contingencies

The Company's Medicare HMO contracts with the federal government are renewed for a one-year term each December 31, unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows. The Company's Medicaid contracts are generally annual contracts with various states except for the two-year contract with the Health Insurance Administration in Puerto Rico. Additionally, the Company was notified of the renewal for one-year of its TRICARE contract beginning July 1, 2000. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. In addition, the Company continually contracts and seeks to renew contracts with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations and cash flows could be adversely impacted.

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

(G) Long-Term Debt

The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company is in compliance with all covenants at March 31, 2000. The Company also maintains and issues short-term debt securities under a commercial paper program. The average interest rate on commercial paper borrowings was 6.4 percent for the quarter ended March 31, 2000.

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

(I) Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company anticipates that the adoption of SFAS No. 133 on January 1, 2001 will not have a material impact on the Company's financial position, results of operations or cash flows.

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
Humana Inc.

This quarterly report on Form 10-Q contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, including the Patients' Bill of Rights Act, any changes in the Medicare reimbursement system, the ability of health care providers (including physician practice management companies) to comply with current contract terms, renewal of the Company's Medicare contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program and renewal of the Company's Medicaid contracts with various state governments and the Health Insurance Administration in Puerto Rico. Such factors also include the effects of other general business conditions, including but not limited to, the success of the Company's improvement initiatives including its electronic business strategies, premium rate, and yield changes, retrospective premium adjustments relating to federal government contracts, changes in commercial and Medicare HMO membership, medical and pharmacy cost trends, compliance with debt covenants, changes in the Company's debt rating and its ability to borrow under its commercial paper program, operating subsidiary capital requirements, competition, general economic conditions and the retention of key employees. In addition, the Company and the managed care industry as a whole are experiencing increased governmental audits, investigations and litigation, including alleged class action suits challenging various managed care practices and suits seeking significant punitive damages awards. Past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction

Humana is one of the nation's largest publicly traded health services companies that facilitates the delivery of health care services through networks of providers to its approximately 5.9 million medical members. The Company's products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures and risk-sharing arrangements with providers. These providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. The Company also offers various specialty products to employers, including dental, group life and administrative services ("ASO") to those who self-insure their employee health

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued___________________________________________
Humana Inc.

plans. In total, the Company's products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 20 percent of its membership in the state of Florida.

The Company is organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company's large group commercial (100 employees and over), Medicare, Medicaid, ASO, and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, interest income and interest expense, but no assets, to the segments. Members served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group commercial employers has historically been more competitive than that to small group commercial employers, resulting in less favorable underwriting margins for the large group commercial line of business. Costs to distribute and administer products to small group commercial employers are higher compared to large group commercial employers resulting in small group's higher administrative expense ratio.

First Quarter 1999 Additional Medical Expense and Tangible Asset Gain

During the first quarter of 1999, the Company recorded $90 million of additional medical expense for premium deficiency, reserve strengthening and provider costs. As a result of management's assessment of the profitability of its contracts for providing health care services to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 Columbia/HCA Healthcare Corporation ("Columbia/HCA") hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability for the first quarter of 1999 was $6 million. Remaining liabilities related to premium deficiency provisions recorded in 1998 and 1999 were exhausted as of December 31, 1999 and, as such, there was no beneficial effect from losses charged to these liabilities in the first quarter of 2000. Because the majority of the Company's customers' contracts renew annually, the Company does not anticipate the need for a premium deficiency charged to earnings in 2000, absent unanticipated adverse events or changes in circumstances.

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

Comparison of Results of Operations

In order to enhance comparability as well as to provide a baseline against which historical and prospective periods can be measured, the following discussion comparing results for the quarters ended March 31, 2000 (the "2000 quarter") and 1999 (the "1999 quarter"), excludes the previously described medical expenses and tangible asset gain recorded in the 1999 quarter, but does include the beneficial effect related to premium deficiency in operating results for the period shown. There were no adjustments to the 2000 quarter. The following table reconciles the results reported in the Condensed Consolidated Statements of Operations ("Reported Results") to the results contained in the following discussion ("Adjusted Results") for the 1999 quarter (in millions, except per share data):

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued___________________________________________
Humana Inc.

The Company's premium revenues increased 7.5 percent to $2.6 billion for the 2000 quarter, compared to $2.4 billion for the 1999 quarter. Higher premium revenues resulted from increased average premium yields of 11.4 percent and 6.2 percent for the Company's commercial and Medicare HMO products, respectively. This increase was partially offset by a decline in commercial membership of 194,200, or 6.5 percent, resulting from the impact of the Company's premium increases delivered to customers in the 2000 quarter.

The Company's medical expense ratio for the 2000 quarter was 85.0 percent, compared to an adjusted medical expense ratio of 84.3 percent for the 1999 quarter. This increase was the result of the absence of a $5 million adjustment recorded in the 1999 quarter related to favorable development in workers' compensation reserves, and higher utilization in five of the Company's Medicare markets and various small group commercial markets without Health Plan membership overlap. Partially offsetting these items was lower commercial pharmacy cost trends from the conversion of members to a three-tier pharmacy benefit plan. Commercial pharmacy cost trends improved to approximately 9 percent in the 2000 quarter compared to approximately 21 percent in the 1999 quarter.

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

Income before income taxes totaled $27 million for the 2000 quarter, compared to adjusted income before income taxes of $53 million for the 1999 quarter. Net income was $21 million, or $0.13 per diluted share in the 2000 quarter, compared to adjusted net income of $33 million, or $0.20 per diluted share in the 1999 quarter. The earnings decline is due to the absence of favorable development in workers' compensation reserves, higher medical cost trends in five Medicare markets and various non-overlap small group commercial markets and increased administrative costs.

On an interim basis, the provision or benefit for income taxes is provided for at the anticipated effective tax rate for the year. The Company's effective tax rate for the 2000 quarter was approximately 21 percent. This lower effective tax rate, in comparison to the 1999 quarter of approximately 35 percent, is the result of recognizing the benefit of anticipated capital gains for which the Company has available capital loss carryforwards created from the sale of the workers' compensation business.

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

Health Plan

The Health Plan segment's premium revenues increased 7.7 percent to $1.8 billion for the 2000 quarter across all product lines primarily from significant increases in premium yields. Large group commercial premiums increased 1.0 percent to $599 million during the 2000 quarter from $593 million in the 1999 quarter. This increase was due to higher premium yields ranging from 10 to 11 percent during the 2000 quarter compared to a range of five to six percent for the 1999 quarter, reflecting the Company's aggressive pricing strategy. Large group commercial membership fell 5.8 percent to 1,409,000 from the 1999 quarter as attrition from pricing actions was partially offset by acquired membership from the MSCHN acquisition. Medicare HMO premiums increased 11.7 percent to $803 million in the 2000 quarter from $719 million during the 1999 quarter. This increase resulted from a Medicare premium yield of 6.2 percent mainly due to the

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued______________________________________
Humana Inc.

implementation of a member premium component for many of the Company's Medicare members combined with a shift in the mix of members to markets with higher HCFA reimbursement rates. Medicare membership increased by 37,300 members comparing the 2000 quarter with the 1999 quarter despite the exit of 30 counties on January 1, 2000. This increase was the result of strong sales initiatives in key markets coupled with the acquired membership from the MSCHN acquisition. Medicaid premiums increased 19.6 percent from the 1999 period primarily from the MSCHN acquisition and TRICARE premiums increased 3.0 percent from the 1999 quarter resulting from an annual contract rate increase received in the third quarter of 1999.

The Health Plan segment's medical expense ratio for the 2000 quarter was 86.9 percent, increasing from an adjusted medical expense ratio of 86.2 percent in the 1999 quarter. This increase was primarily the result of the absence of a $5 million adjustment recorded in the 1999 quarter related to favorable development in workers' compensation reserves, and increasing Medicare medical cost trends from higher than expected utilization in five Medicare markets. Medicare cost trends in these five markets averaged 15 to 20 percent compared to five percent in the Company's more mature Medicare markets. The Company is slowing sales and considering exit plans in these less successful Medicare markets which represent less than 15 percent of its Medicare membership. Large group commercial margins improved on higher premium yields and stabilizing medical costs trends, including pharmacy cost trends which have improved to approximately 7 percent in the 2000 quarter compared to 17 percent in the 1999 quarter from the conversion of members to a three-tier pharmacy benefit plan.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued______________________________________
Humana Inc.

The Small Group segment's medical expense ratio for the 2000 quarter was 80.7 percent, increasing from an adjusted medical expense ratio of 80.0 percent for the 1999 quarter. This increase was the result of higher small group commercial cost trends which ranged from 12 to 13 percent in the 2000 quarter compared to 9 to 10 percent in the 1999 quarter. Medical cost trends were more severe in two markets, Colorado and Texas, and in various small group commercial markets that did not have Health Plan membership overlap. Problem non-overlap market cost trends averaged approximately 20 percent versus approximately 10 percent for the Company's overlap markets. The Company is exiting certain non-overlap small group commercial markets and discussing accelerating rate increases with regulators in various markets to bring premiums in line with current medical costs.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               of Operations, continued________________________________________
Humana Inc.

On March 31, 2000, the Company received $125 million from the disposition of its workers' compensation business ($60 million, net of cash and cash equivalents included in the disposed operating subsidiary). The operating subsidiary sold included total assets of $595 million, primarily consisting of marketable securities and reinsurance recoverables and total liabilities of $407 million, primarily consisting of workers' compensation reserves. The Company expects to use the proceeds from this transaction to reduce debt and fund infrastructure and information technology spending.

The Company's subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' ability to obtain regulatory approval to pay dividends.

The National Association of Insurance Commissioners has recommended that states adopt a risk-based capital ("RBC") formula for companies established as HMO entities, similar to the current requirement for insurance companies. The RBC provisions may require new minimum capital and surplus levels for some of the Company's HMO subsidiaries. Many states have not yet determined when they will adopt the RBC formula or if they will allow a phase-in to the required levels of capital and surplus .

The Company currently maintains approximately $774 million of capital and surplus in its health insurance and HMO entities, compared to the minimum statutory required capital and surplus levels of approximately $626 million. If the states in which the Company conducts business adopt the proposed RBC formula, without a phase-in provision, the Company estimates it would be required to fund additional capital into its various subsidiaries of approximately $62 million. After this capital infusion, the Company would have $100 million of capital and surplus above the required RBC level.

The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company is in compliance with all covenants at March 31, 2000. The Company also maintains and issues short-term debt securities under a commercial paper program. The average interest rate on commercial paper borrowings was 6.4 percent for the 2000 quarter.

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

The Company's Year 2000 Readiness Disclosure Statement

To date, the Company has experienced no outages or problems related to the Year 2000 date rollover. All business systems are functioning normally and the Company has not experienced any disruptions in service with third party organizations with which it interacts related to the century change. The Company developed business continuity and contingency plans as a result of its Year 2000 project. These plans would be enacted if Year 2000 problems were to occur within the Company, or if third party constituents have failures due to the millennium change. To date, the Company has not had to implement any of these contingency plans. The Company does not anticipate any future expenses related to the Year 2000.

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company anticipates that the adoption of SFAS No. 133 on January 1, 2001 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

Part II:  Other Information________________________________________________
Humana Inc.

Item 1: Legal Proceedings

Securities Litigation

Six purported class action complaints have been filed in the United States District Court for the Western District of Kentucky at Louisville, by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The six complaints contain the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company's financial condition, primarily with respect to the impact of the negotiations over renewal of the Company's contract with Columbia/HCA which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, and Section 20(a) of the 1934 Act and seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999 and ending (in all six complaints) on April 8, 1999. All seek money damages in unspecified amounts, plus (in certain of the complaints) pre-judgment and post-judgment interest, and costs and expenses including attorney and expert fees. Plaintiffs moved for consolidation of the actions, now styled In re Humana Inc. Securities Litigation, and have filed a Consolidated Complaint. On April 28, 2000 the defendants filed a motion requesting dismissal of the Consolidated Complaint. The Company believes that the above allegations are without merit and intends to pursue the defense of the Consolidated Complaint vigorously.

Managed Care Industry Litigation

Since October 1999, the Company has received thirteen purported class action complaints filed on behalf of various named plaintiffs who seek to represent a class consisting of present and former Humana subscribers but excluding persons insured by Medicare or Medicaid. All of the cases were filed in federal courts, eleven in the Southern District of Florida, one in the Southern District of Mississippi and one in the Northern District of Alabama. Eight of the cases filed in the Southern District of Florida were ordered to be dismissed subject to the plaintiffs' right to re-file as part of a consolidated complaint with the case of Price v. Humana Inc. filed in the same court. In each case, the plaintiffs seek a recovery (including statutory treble damages) under the Racketeer Influenced and Corrupt Organizations Act ("RICO") for all persons who are or were Humana subscribers at any time during the four-year period prior to the filing of the complaints. In addition, plaintiffs seek to represent a subclass of policyholders who purchased their Humana coverage through their employers' health benefits plans governed by ERISA, and who are or were Humana subscribers at any time during the six-year period prior to filing the complaints.

The complaints, which are generally the same, allege, among other things, that Humana intentionally concealed from its members information concerning the various ways Humana decides what claims will be paid, what procedures will be deemed medically

Part II:  Other Information, continued_______________________________________
Humana Inc.

necessary, and what criteria and procedures are used to determine the extent and type of their coverage. Plaintiffs also allege that Humana concealed from members the existence of direct financial incentives to treating physicians and other health care providers to deny coverage. The plaintiffs generally do not allege that any of the alleged practices resulted in any named plaintiff, or any other specific member, being denied coverage for services that should have been covered but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised. Humana requested the Federal Judicial Panel on Multidistrict Litigation ("MDL Panel") to consolidate the management of the cases in a single court. On April 13, 2000, the MDL Panel ordered the cases consolidated in the federal court in the Southern District of Florida as In Re Humana Managed Care Litigation. On May 10, 2000, an amended complaint was filed in one of the consolidated cases. The amendment, filed in the case of Landry v. Humana Inc., which had been filed originally in Mississippi, joins five other managed care organizations as defendants and adds allegations of industry-wide conspiracy as the basis for the joinder. The other defendants are United HealthCare, Foundation Health Systems, Inc., Aetna, Inc., Pacificare Health Systems, Inc., The Prudential Insurance Company of America, and Cigna Corporation. The amended complaint, which seeks a class consisting of members of all of the named managed care companies, alleges that the defendants conspired to use cost-containment measures and to conceal these from their members.

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

Damages for claims for personal injuries and medical benefit denials are usual in the Company's business. Personal injury and medical benefit denial claims are covered by insurance from the Company's wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance if awarded in states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., the carriers have preliminarily indicated that they

Part II:  Other Information, continued_______________________________________
Humana Inc.

believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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