Form 10-Q
period 2000-06-30
HUMANA INC
filed 2000-08-14
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at July 31, 2000 165,975,460 shares

Form 10-Q
Humana Inc.
June 30, 2000

	INDEX Part I: Financial Information	Page
Item 1. Item 2. Item 3. Item 1. Item 6. Signatures

Financial Statements

Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2000 and 1999

Condensed Consolidated Balance Sheets at June 30, 2000 and
   December 31, 1999

Condensed Consolidated Statements of Cash Flows for the six months ended
   June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
   Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

                        Part II: Other Information

Legal Proceedings

Exhibits and Reports on Form 8-K

3 4 5 6 11 24 25 27 28

Condensed Consolidated Statements of Income
Humana Inc.
For the quarters and six months ended June 30, 2000 and 1999
Unaudited
(In millions, except per share results)

	Quarters Ended		Six Months Ended
	2000	1999	2000	1999
Revenues: Premiums	$2,666	$2,461	$5,277	$4,889
Interest and other income	30	44	61	93
Total revenues	2,696	2,505	5,338	4,982
Operating expenses: Medical	2,265	2,094	4,485	4,230
Selling, general and administrative Depreciation and amortization	363 37	329 30	716 71	654 61

Total operating expenses	2,665	2,453	5,272	4,945
Income from operations	31	52	66	37
Interest expense	7	8	15	18
Income before income taxes	24	44	51	19
Provision for income taxes	5	16	11	7
Net income	$19	$28	$40	$12

Basic earnings per common share	$0.11	$0.17	$0.24	$0.07

Diluted earnings per common share	$0.11	$0.17	$0.24	$0.07

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Balance Sheets
Humana Inc.
Unaudited at June 30, 2000
(In millions, except share amounts)

	June 30, 2000	Dec. 31, 1999
ASSETS Current assets:
Cash and cash equivalents	$789	$978
Marketable securities	1,362	1,507
Premiums receivable, less allowance for doubtful accounts
of $67 at June 30, 2000 and $61 at December 31, 1999	254	225
Other	336	354
Total current assets	2,741	3,064

Long-term marketable securities Property and equipment, net Cost in excess of net assets acquired Other	166 425 834 181	253 418 806 359
Total assets	$4,347	$4,900

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities: Medical and other expenses payable Trade accounts payable and accrued expenses Book overdraft Unearned premium revenues Commercial paper	$1,356 358 165 397 615	$1,432 482 215 349 686
Total current liabilities	2,891	3,164

Long-term medical and other expenses payable Professional liability and other obligations	145	324 144
Total liabilities	3,036	3,632

Commitments and contingencies
Stockholders' equity:
Preferred stock; $1 par; authorized 10,000,000 shares, none issued
Common stock; $0.16 2/3 par, authorized 300,000,000
shares issued and outstanding 167,729,460 shares at June 30,
2000 and 167,514,710 shares at December 31, 1999	28	28
Capital in excess of par value Deferred compensation - restricted stock Retained earnings Accumulated other comprehensive loss	899 411 (27)	899 (2) 371 (28)
Total stockholders' equity	1,311	1,268
Total liabilities and stockholders' equity	$4,347	$4,900

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
Humana Inc.
For the six months ended June 30, 2000 and 1999
Unaudited
(In millions)

		2000		1999

Net cash used in operating activities		$(18)		$(289)

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired		(6)		(14)
Divestitures, net of cash and cash equivalents disposed		55
Purchases of marketable securities		(502)		(470)
Proceeds from maturities of marketable securities		273		177
Proceeds from sales of marketable securities		201		384
Purchases of property and equipment		(73)		(46)
Proceeds from sales of property and equipment		14		26
Other		(10)		(10)
Net cash (used in) provided by investing activities		(48)		47

Cash flows from financing activities: Repayment of line of credit Net commercial paper repayments Change in book overdraft Other		(71) (50) (2)		(93) (12) (24)
Net cash used in financing activities		(123)		(129)

Decrease in cash and cash equivalents Cash and cash equivalents at beginning of period		(189) 978		(371) 913
Cash and cash equivalents at end of period		$789		$542

Supplemental cash flow information: Interest payments Income tax payments (refunds), net	$ $	15 2	$ $	18 (35)

Details of businesses acquired in purchase transactions: Fair value of net assets acquired Less: liabilities assumed		$99 (93)		$20 (6)
Cash paid for acquired businesses, net of cash acquired		$6		$14

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
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

  First Quarter 1999 Additional Medical Expense and Tangible Asset Gain

  During the first quarter of 1999, the Company recorded $90 million of additional medical expense for premium deficiency, reserve strengthening and provider costs. As a result of management's assessment of the profitability of its contracts for providing health care services to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 Columbia/HCA Healthcare Corporation ("HCA") hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability was $12 million and $18 million for the quarter and six months ended June 30, 1999, respectively. Remaining liabilities related to premium deficiency provisions recorded in 1998 and 1999 were exhausted as of December 31, 1999 and, therefore, there was no beneficial effect from losses charged to these liabilities in the quarter or six months ended June 30, 2000. Because the majority of the Company's customers' contracts renew annually, the Company does not anticipate the need for a premium deficiency charged to earnings in 2000, absent unanticipated adverse events or changes in circumstances.

  Prior period adverse claims development primarily in the Company's PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in a $35 million reserve strengthening. The Company releases or strengthens medical claims reserves when favorable or adverse development in prior periods exceed actuarial margins existing in the reserves. In addition, the Company paid HCA $5 million to settle certain contractual issues associated with the March 31, 1999 hospital agreement in Florida.

  Also during the first quarter of 1999, the Company recorded a $12 million gain on the sale of a tangible asset which has been included in interest and other income in the accompanying Condensed Consolidated Statements of Income.

  Notes to Condensed Consolidated Financial Statements, continued
  Humana Inc.
  Unaudited

  Recent Transactions

  Divestitures

  Effective July 1, 2000, the Company completed transactions to reinsure its Medicare supplement business and sell its North Florida Medicaid business. On April 10, 2000 and March 31, 2000, the Company completed the sale of its workers' compensation administrative services and run-off businesses, respectively. The Company recorded an estimated $118 million loss in 1999 related to these four transactions. There was no change in the estimated loss during 2000. Net cash proceeds were $55 million for the six months ended June 30, 2000. Revenue and pretax results associated with these four businesses for the quarters and six months ended June 30, 2000 and 1999 are as follows (in millions):
	Quarters Ended		Six Months Ended
	2000	1999	2000	1999
Revenues	$50	$58	$106	$113
Pretax results	$(8)	$2	$(13)	$4

  Acquisitions

  On June 9, 2000, the Company acquired American Physicians Life Insurance Company, an operating shell entity for the Company's e-business for approximately $7 million in cash.

  On May 10, 2000, the Company acquired Wisconsin National Life Insurance Company, an operating shell entity for the Company's dental business for approximately $12 million in cash.

  On January 31, 2000, the Company acquired Memorial Sisters of Charity Health Network ("MSCHN"), a Houston based health plan for approximately $50 million in cash.

  On June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. ("FPA"), FPA's lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $14 million in cash. The Company has subsequently transferred operating responsibility for all acquired FPA medical centers under long-term provider agreements.

  The above acquisitions were accounted for under the purchase method of accounting. As a result of a preliminary allocation of the purchase price, the Company recorded identifiable intangible assets of $5 million primarily for the cost of acquired licenses for the shell entities and goodwill of $70 million. The identifiable intangible assets are being amortized over periods ranging from eight to 20 years while goodwill is being amortized over periods ranging from six to 20 years.

  Contingencies

  The Company's Medicare HMO contracts with the federal government are renewed for a one-year term each December 31, unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows. The Company's Medicaid contracts are generally annual contracts with various states except for the two-year contract with the Health Insurance Administration in Puerto Rico. Additionally, the Company has renewed its TRICARE contract for up to two additional years, subject to annual renewal terms, beginning July 1, 2001. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. In addition, the Company continually contracts and seeks to renew contracts

  Notes to Condensed Consolidated Financial Statements, continued
  Humana Inc.
  Unaudited

  with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations and cash flows could be adversely impacted.

  During the ordinary course of its business, the Company is or may become subject to pending or threatened litigation or other legal actions. Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect the Company's financial position, results of operations or cash flows. See Legal Proceedings in Part II.

  Earnings Per Common Share

  Basic earnings per common share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

  There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share. Options whose exercise price is greater than the average market price of common shares are antidilutive and, therefore, have been excluded from the computation of diluted earnings per common share. Reconciliations of the average number of common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share for the quarters and six months ended June 30, 2000 and 1999 are as follows:
	Quarters Ended		Six Months Ended
	2000	1999	2000	1999
Shares used to compute basic earnings per common share	167,739,894	167,575,863	167,746,148	167,567,646
Dilutive effect of common stock options		577,524	49,623	907,032
Shares used to compute diluted earnings per common share	167,739,894	168,153,387	167,795,771	168,474,678

Number of antidilutive common stock options	11,534,579	8,132,781	10,610,291	9,303,221

  Comprehensive Income (Loss)

  Details supporting the computation of comprehensive income (loss) for the quarters and six months ended June 30, 2000 and 1999 are as follows (in millions):

	Quarters Ended		Six Months Ended
	2000	1999	2000	1999

Net income	$19	$28	$40	$12
Net unrealized investment (losses) gains, net of tax	(6)	(20)	1	(26)
Comprehensive income (loss)	$13	$8	$41	(14)

  Notes to Condensed Consolidated Financial Statements, continued
  Humana Inc.
  Unaudited

  Debt

  The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company is in compliance with all covenants at June 30, 2000. The Company also maintains and issues short-term debt securities under a commercial paper program, which is backed by the Credit Agreement. All borrowings outstanding at June 30, 2000 were issued under the commercial paper program. The average interest rate on commercial paper borrowings was 6.8 percent and 6.6 percent for the quarter and six months ended June 30, 2000, respectively.

  Stockholders' Equity

  On July 13, 2000, the Company's Board of Directors authorized the repurchase of up to five million of its common shares. This program allows the Company to repurchase the shares from time to time in open-market purchases, in negotiated transactions, or by using forward-purchase contracts. The repurchased shares will be used in conjunction with an equity incentive plan aimed at the retention of key employees. Shares will be purchased using cash from operations and borrowed funds. As of August 11, 2000, the Company has repurchased 2,305,200 of its common shares for a total cost of $16.8 million.

  Segment Information

  The Company is organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company's large group commercial (100 employees and over), Medicare, Medicaid, ASO, and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. During the second quarter of 2000, the Company refined its allocation of administrative expenses between segments based upon improved activity-based cost studies. Prior period segment administrative expenses were reclassified to conform with the current period presentation. Financial information for the Company's Health Plan and Small Group segments for the quarters and six months ended June 30, 2000 and 1999 is as follows (in millions):
	Quarters Ended		Six Months Ended
	2000	1999	2000	1999
Premium revenues:
Health Plan	$1,887	$1,698	$3,693	$3,381
Small Group	779	763	1,584	1,508
Total premium revenues	$2,666	$2,461	$5,277	$4,889

Underwriting margin:
Health Plan	$251	$227	$487	$395
Small Group	150	140	305	264
Total underwriting margin	$401	$367	$792	$659

Income before income taxes:
Health Plan	$22	$37	$44	$15
Small Group	2	7	7	4
Total income before income taxes	$24	$44	$51	$19

  For the six months ended June 30, 1999, Health Plan and Small Group underwriting margin and pretax results include $66 million and $24 million, respectively, of additional medical expense recorded during the quarter ended March 31, 1999 as previously discussed in Note B.

  Notes to Condensed Consolidated Financial Statements, continued
  Humana Inc.
  Unaudited

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Humana Inc.

This quarterly report on Form 10-Q contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, including the Patients' Bill of Rights Act, any changes in the Medicare reimbursement system, the ability of health care providers (including physician practice management companies) to comply with current contract terms, renewal of the Company's Medicare contracts with the federal government, renewal of the Company's contract with the federal government to administer the TRICARE program and renewal of the Company's Medicaid contracts with various state governments and the Health Insurance Administration in Puerto Rico. Such factors also include the effects of other general business conditions, including but not limited to, the success of the Company's improvement initiatives including its e-business strategies, premium rate and yield changes, retrospective premium adjustments, changes in commercial and Medicare HMO membership, medical and pharmacy cost trends, compliance with debt covenants, changes in the Company's debt rating and its ability to borrow under its commercial paper program, operating subsidiary capital requirements, competition, general economic conditions and the retention of key employees. In addition, the Company and the managed care industry as a whole are experiencing increased governmental audits, investigations and litigation, including alleged class action suits challenging various managed care practices and suits seeking significant punitive damages awards. Past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction

Humana is one of the nation's largest publicly traded health services companies that facilitates the delivery of health care services through networks of providers to its approximately 5.8 million medical members. The Company's products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures and risk-sharing arrangements with providers. These providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. The Company also offers various specialty products to employers, including dental, group life and administrative services ("ASO") to those who self-insure their employee health plans. In total, the Company's products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 20 percent of its membership in the state of Florida.

The Company is organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company's large group commercial (100 employees and over), Medicare, Medicaid, ASO, and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, interest income and interest expense, but no assets, to the segments. Members in the same geographic area that are served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group commercial employers has historically been more competitive than that to small group commercial employers, resulting in less favorable underwriting margins for the large group commercial line of business. Costs to distribute and administer products to small group commercial employers are higher compared to large group commercial employers resulting in small group's higher administrative expense ratio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Recent Transactions

Divestitures

Effective July 1, 2000, the Company completed transactions to reinsure its Medicare supplement business and sell its North Florida Medicaid business. On April 10, 2000 and March 31, 2000, the Company completed the sale of its workers' compensation administrative services and run-off businesses, respectively. The Company recorded an estimated $118 million loss in 1999 related to these four transactions. There was no change in the estimated loss during 2000. Net cash proceeds were $55 million for the six months ended June 30, 2000. Revenue and pretax results associated with these four businesses for the quarters and six months ended June 30, 2000 and 1999 are as follows (in millions):
	Quarters Ended		Six Months Ended
	2000	1999	2000	1999
Revenues	$50	$58	$106	$113
Pretax results	$(8)	$2	$(13)	$4

Acquisitions

On June 9, 2000, the Company acquired American Physicians Life Insurance Company, an operating shell entity for the Company's e-business for approximately $7 million in cash.

On May 10, 2000, the Company acquired Wisconsin National Life Insurance Company, an operating shell entity for the Company's dental business for approximately $12 million in cash.

On January 31, 2000, the Company acquired Memorial Sisters of Charity Health Network ("MSCHN"), a Houston based health plan for approximately $50 million in cash.

On June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. ("FPA"), FPA's lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $14 million in cash. The Company has subsequently transferred operating responsibility for all acquired FPA medical centers under long-term provider agreements.

The above acquisitions were accounted for under the purchase method of accounting. As a result of a preliminary allocation of the purchase price, the Company recorded identifiable intangible assets of $5 million primarily for the cost of acquired licenses for the shell entities and goodwill of $70 million. The identifiable intangible assets are being amortized over periods ranging from eight to 20 years while goodwill is being amortized over periods ranging from six to 20 years.

First Quarter 1999 Additional Medical Expense and Tangible Asset Gain

During the first quarter of 1999, the Company recorded $90 million of additional medical expense for premium deficiency, reserve strengthening and provider costs. As a result of management's assessment of the profitability of its contracts for providing health care services to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 Columbia/HCA Healthcare Corporation ("HCA") hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability was $12 million and $18 million for the quarter and six months ended June 30, 1999, respectively. Remaining liabilities related to premium deficiency provisions recorded in 1998 and 1999 were exhausted as of December 31, 1999 and, therefore, there was no beneficial effect from losses charged to these liabilities in the first six months of 2000. Because the majority of the Company's customers' contracts renew annually, the Company does not anticipate the need for a premium deficiency charged to earnings in 2000, absent unanticipated adverse events or changes in circumstances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Prior period adverse claims development primarily in the Company's PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in a $35 million reserve strengthening. The Company releases or strengthens medical claims reserves when favorable or adverse development in prior periods exceed actuarial margins existing in the reserves. In addition, the Company paid HCA $5 million to settle certain contractual issues associated with the March 31, 1999 hospital agreement in Florida.

Also during the first quarter of 1999, the Company recorded a $12 million gain on the sale of a tangible asset which has been included in interest and other income in the accompanying Condensed Consolidated Statements of Income.

Comparison of Results of Operations

In order to enhance comparability as well as to provide a baseline against which historical and prospective periods can be measured, the following discussion comparing results for the six months ended June 30, 2000 (the "2000 period") and 1999 (the "1999 period"), excludes the previously described medical expenses and tangible asset gain recorded in the 1999 period, but does include the beneficial effect related to premium deficiency in operating results for the period shown. There are no excluded items associated with the 2000 period, or for the quarters ended June 30, 2000 (the "2000 quarter") and June 30, 1999 (the "1999 quarter"). Results reported in the Condensed Consolidated Statements of Income ("Reported Results") reconciles to the results contained in the following discussion ("Adjusted Results") for the 1999 period as follows (in millions, except per share data):
	Six Months Ended June 30, 1999
	Reported Results	Excluded Expenses (a)	Adjusted Results
Condensed Consolidated Statement of Operations
Caption items that are adjusted:
Interest and other income	$93	$(12)	$81
Total revenues	4,982	(12)	4,970
Operating expenses:
Medical	4,230	(90)	4,140
Total operating expenses	4,945	(90)	4,855
Income before income taxes	19	78	97
Net income	$12	$49	$61
Basic earnings per common share	$0.07	$0.30	$0.37
Diluted earnings per common share	$0.07	$0.30	$0.37

	Six Months Ended June 30, 1999
	Reported Ratios	Ratio Effect of Excluded Expenses(a)	Adjusted Ratios
Medical expense ratios: Health Plan	88.3%	(1.9)%	86.4%
Small Group	82.5%	(1.6)%	80.9%
Totals	86.5%	(1.8)%	84.7%

(a)

The item excluded from interest and other income is the $12 million gain on sale of a tangible asset. The items excluded from 1999 medical expenses are the $50 million premium deficiency, $35 million reserve strengthening and $5 million of provider costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Quarters Ended June 30, 2000 and 1999

During the 2000 quarter, the Company continued its progress to eliminate non-core businesses and position core businesses for growth. Non-core businesses, which account for less than 10 percent of total medical membership, represent those operations or products that are both unprofitable and for which the Company sees no long-term opportunity. Core businesses include those pieces that have critical mass, growth potential, a history of steady performance and are either profitable or have the potential to be profitable in the near term. Steps taken during the 2000 quarter to reduce the Company's non-core businesses include announcing the exit of 45 Medicare counties and 17 small group commercial markets, affecting 84,000 and 47,000 members, respectively and completing transactions to reinsure its Medicare supplement business and sell its North Florida Medicaid business affecting 39,000 and 96,000 members, respectively. Consolidated and segment results discussion follows.

The Company's premium revenues increased 8.3 percent to $2.7 billion for the 2000 quarter, compared to $2.5 billion for the 1999 quarter primarily driven by increases in premium yields partially offset by a decline in membership. Commercial and Medicare HMO premium yields averaged 12.0 and 6.3 percent, respectively, in the 2000 quarter versus 6.9 and 3.0 percent, respectively, in the 1999 quarter. Due to the impact these premium increases had on commercial member retention, medical membership declined 282,000 members or 4.6 percent from the 1999 quarter.

The Company's medical expense ratio for the 2000 quarter was 85.0 percent, compared to 85.1 percent for the 1999 quarter. Higher than expected Medicare utilization in the 45 Medicare counties the Company will be exiting were offset by improving commercial claims experience from the reduction of higher cost non-core membership, recent contracting and claims cost management initiatives and lower pharmacy cost trends. Commercial pharmacy cost trends improved to 7.4 percent compared to 18.8 percent from the conversion of members to a three-tier pharmacy benefit plan. During the 1999 quarter, the Company recorded a $10 million adjustment related to favorable development in the Company's workers' compensation liabilities and a $6 million adjustment to premium deficiency reserves from the decision to maintain a presence in Puerto Rico with an advantageous two year contract extension.

The administrative expense ratio for the 2000 quarter was 15.0 percent, compared to 14.6 percent in the 1999 quarter. Contributing to this increase were planned investments in infrastructure and technology combined with the increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Investment income totaled $27 million and $40 million for the 2000 and 1999 quarters, respectively. This decrease resulted from $11 million investment gains realized in the 1999 quarter and a lower average invested balance. Interest expense declined $1 million during the 2000 quarter as a result of lower average borrowings.

The provision for income taxes in the 2000 quarter is provided for at the anticipated effective tax rate of 21 percent for the year. This lower effective tax rate, in comparison to the 1999 quarter of approximately 35 percent, is the result of recognizing the benefit of anticipated capital gains for which the Company has available capital loss carryforwards created from the sale of the workers' compensation business.

Income before income taxes totaled $24 million for the 2000 quarter, compared to $44 million for the 1999 quarter. Net income was $19 million, or $0.11 per diluted share in the 2000 quarter, compared to $28 million, or $0.17 per diluted share in the 1999 quarter. The earnings decline is due to the absence of $16 million in prior year's favorable reserve adjustments, higher medical cost trends in 45 Medicare counties the Company will be exiting, increased administrative expenses and lower investment income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Business Segment Information for the Quarters Ended June 30, 2000 and 1999

Certain financial data for the Company's two segments for the 2000 quarter and 1999 quarter is as follows (in millions):

	Quarters Ended June 30,
	2000	1999
Premium revenues: Health Plan Small Group	$1,887 779	$1,698 763
	$2,666	$2,461
Income before income taxes: Health Plan Small Group	$22 2	$37 7
	$24	$44
Medical expense ratios: Health Plan Small Group	86.7% 80.7%	86.6% 81.7%
	85.0%	85.1%
Administrative expense ratios: Health Plan Small Group	12.9% 20.0%	12.7% 18.9%
	15.0%	14.6%

Health Plan

The Health Plan segment's premium revenues increased 11.1 percent to $1.9 billion for the 2000 quarter across all product lines primarily due to increases in premium yields. Large group commercial premiums increased 2.9 percent to $608 million during the 2000 quarter from $591 million in the 1999 quarter. This increase was due to higher premium yields ranging from 10 to 11 percent during the 2000 quarter compared to a range of six to seven percent for the 1999 quarter, reflecting the Company's improved pricing strategy. Large group commercial membership fell 7.4 percent to 1,369,000 from the 1999 quarter as attrition from pricing actions was partially offset by acquired membership from the MSCHN acquisition. Medicare HMO premiums increased 15.1 percent to $837 million in the 2000 quarter as premium yield more than doubled since the 1999 quarter to 6.3 percent. This yield increase resulted from the implementation of additional member premiums for many of the Company's Medicare members and improvement in the mix of members in markets with higher HCFA reimbursement rates. Medicare membership increased by 37,300 members comparing the 2000 quarter with the 1999 quarter despite the exit of 30 Medicare counties on January 1, 2000. This increase was the result of strong sales initiatives in key markets coupled with the acquired membership from the MSCHN acquisition. Medicaid premiums increased $38 million or 25.3 percent from the 1999 quarter primarily from the MSCHN acquisition and TRICARE premiums increased $25 million or 12.4 percent from the 1999 quarter resulting from an annual contract rate increase received in the third quarter of 1999.

The Health Plan segment's medical expense ratio for the 2000 quarter was 86.7 percent, increasing 10 basis points from 86.6 percent in the 1999 quarter. Higher than expected Medicare utilization in the 45 Medicare counties the Company will be exiting were offset by improving large group commercial claims experience from the reduction of higher cost non-core membership, recent contracting and claims costs management initiatives and lower pharmacy cost trends. Large group commercial pharmacy cost trends improved to 6.4 percent compared to 19.4 percent from the conversion of members to a three-tier pharmacy benefit plan. During the 1999 quarter, the Company recorded a $10 million adjustment related to favorable development in the Company's workers' compensation liabilities and a $6 million adjustment to premium deficiency reserves from the decision to maintain a presence in Puerto Rico with an advantageous two year contract extension.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

The administrative expense ratio for the 2000 quarter increased to 12.9 percent compared to 12.7 percent for the 1999 quarter. This increase was the result of continued planned investments in infrastructure and technology combined with an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Income before income taxes totaled $22 million for the 2000 quarter compared to $37 million for the 1999 quarter. The earnings decline is due to the absence of $16 million in prior year favorable reserve adjustments, higher medical cost trends in 45 Medicare counties the Company will be exiting, increased administrative costs and lower investment income.

Small Group

The Small Group segment's premium revenues increased 2.1 percent to $779 million for the 2000 quarter from $763 million for the 1999 quarter. This increase was due to higher premium yields ranging from 13 to 14 percent in the 2000 quarter compared to six to seven percent in the 1999 quarter reflecting the Company's improved pricing strategy. Small group commercial membership declined 220,200 members or 13.0 percent from the 1999 quarter due to attrition in reaction to these price increases.

The Small Group segment's medical expense ratio for the 2000 quarter was 80.7 percent, decreasing from 81.7 percent for the 1999 quarter. This decrease was the result of lower small group commercial cost trends which were in the 11 to 12 percent range in the 2000 quarter compared to the 12 to 13 percent range for the 1999 quarter. Much of this improvement is attributable to declining pharmacy cost trends from 24.1 percent to 9.2 percent as well as a 16 percent reduction in higher cost open access product membership. Partially offsetting these improvements were higher than anticipated medical costs in two specific markets, Colorado and Texas, and in various small group commercial markets that did not have necessary critical mass. The Company is exiting 17 small group commercial markets where there is little critical mass, affecting approximately 47,000 members and is expecting accelerated rate increases for Colorado and Texas to take effect beginning in the third quarter of 2000.

The Small Group segment's administrative expense ratio increased to 20.0 percent compared to 18.9 percent for the 1999 quarter. This increase was the result of continued planned investments in infrastructure and technology combined with an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Income before income taxes totaled $2 million for the 2000 quarter compared to $7 million for the 1999 quarter. The earnings decline is attributable to increased administrative expenses and higher medical costs in two specific markets and 17 small group commercial markets that the Company is exiting.

Six Months Ended June 30, 2000 and 1999

The Company's premium revenues increased 7.9 percent to $5.3 billion for the 2000 period compared to $4.9 billion for the 1999 period. Higher premium revenues resulted from increased premium yields as a result of pricing actions implemented by the Company during the 2000 period, partially offset by membership reduction as a result of these price increases.

The Company's medical expense ratio for the 2000 period was 85.0 percent compared to an adjusted medical expense ratio of 84.7 percent for the 1999 period. Higher than expected Medicare utilization in the 45 Medicare counties the Company will be exiting were offset by improving commercial claims experience from the reduction of higher cost non-core membership, recent contracting and claims cost management initiatives and lower pharmacy cost trends. Commercial pharmacy cost trends improved to 8.3 percent compared to 19.8 percent from the conversion of members to a three-tier pharmacy benefit plan. During the1999 period, the Company recorded a $15 million adjustment related to favorable development in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Company's workers' compensation liabilities and a $6 million adjustment to premium deficiency reserves from the decision to maintain a presence in Puerto Rico with an advantageous two year contract extension.

The administrative cost ratio was 14.9 percent and 14.6 percent for the 2000 and 1999 periods, respectively. Contributing to this increase were planned investments in infrastructure and technology combined with the increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Investment income totaled $56 million in the 2000 period, compared to $74 million in the 1999 period. This decrease is primarily attributable to investment gains realized in the 1999 period and a lower average invested balance. Interest expense declined $3 million during the 2000 period as a result of lower average borrowings.

The provision for income taxes in the 2000 period is provided for at the anticipated effective tax rate of 21 percent for the year. This lower effective tax rate, in comparison to the 1999 period of approximately 35 percent, is the result of recognizing the benefit of anticipated capital gains for which the Company has available capital loss carryforwards created from the sale of the workers' compensation business.

Income before income taxes totaled $51 million for the 2000 period, compared to adjusted income before income taxes of $97 million for the 1999 period. Net income was $40 million, or $0.24 per diluted share, in the 2000 period compared to adjusted net income of $61 million, or $0.37 per diluted share, in the 1999 period. This earnings decline is due to the absence of $21 million in prior year favorable reserve adjustments, higher medical cost trends in the 45 Medicare counties the Company will be exiting, increased administrative expenses and lower investment income.

Business Segment Information for the Six Months Ended June 30, 2000 and 1999

Certain financial data for the Company's two segments for the 2000 period and 1999 period is as follows (in millions):
	Six Months Ended June 30,
	2000	1999(a)
Premium revenues: Health Plan Small Group	$3,693 1,584	$3,381 1.508
	$5,277	$4,889
Adjusted income before income taxes: Health Plan Small Group	$44 7	$74 23
	$51	$97
Adjusted medical expense ratios: Health Plan Small Group	86.8% 80.7%	86.4% 80.9%
	85.0%	84.7%
Administrative expense ratios: Health Plan Small Group	12.9% 19.6%	12.7% 18.9%
	14.9%	14.6%

(a)

Excludes $90 million ($66 million Health Plan and $24 million Small Group) of medical expense related to premium deficiency, reserve strengthening and provider costs and $12 million ($7 million Health Plan and $5 million Small Group) gain on the sale of a tangible asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Health Plan

The Health Plan segment's premium revenues increased 9.2 percent to $3.7 billion for the 2000 period from $3.4 billion for the 1999 period primarily due to increases in premium yields. Large group commercial premiums increased 1.9 percent to $1.2 billion during the 2000 period. This increase was due to higher premium yields, reflecting the Company's improved pricing strategy. Large group commercial membership fell as attrition from pricing actions was partially offset by acquired membership from the MSCHN acquisition. Medicare HMO premiums increased 13.4 percent to $1.6 billion in the 2000 period from $1.4 billion during the 1999 period. This increase resulted from higher Medicare HMO premium yields due to the implementation of additional member premiums for many of the Company's Medicare members and improvement in the mix of members in markets with higher HCFA reimbursement rates. Medicare membership increased despite the exit of 30 Medicare counties on January 1, 2000. This increase was the result of strong sales initiatives in key markets coupled with the acquired membership from the MSCHN acquisition. Medicaid premiums increased $66 million or 22.5 percent from the 1999 period primarily from the MSCHN acquisition and TRICARE premiums increased $31 million or 7.7 percent from the 1999 period resulting from an annual contract rate increase received in the third quarter of 1999.

The Health Plan segment's medical expense ratio for the 2000 period was 86.8 percent, increasing 40 basis points from an adjusted 86.4 percent in the 1999 period. Higher than expected Medicare utilization in the 45 Medicare counties the Company will be exiting were offset by improving large group commercial claims experience from the reduction of higher cost non-core membership, recent contracting and claims cost management initiatives and lower pharmacy cost trends. Large group commercial pharmacy cost trends improved to 6.8 percent compared to 18.0 percent from the conversion of members to a three-tier pharmacy benefit plan. During the 1999 period, the Company recorded a $15 million adjustment related to favorable development in the Company's workers' compensation liabilities and a $6 million adjustment to premium deficiency reserves from the decision to maintain a presence in Puerto Rico with an advantageous two year contract extension.

The administrative expense ratio for the 2000 period increased to 12.9 percent compared to 12.7 percent for the 1999 period. Contributing to this increase were planned investments in infrastructure and technology combined with the increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Income before income taxes totaled $44 million for the 2000 period compared to adjusted income before income taxes of $74 million for the 1999 period. This earnings decline is due to the absence of $21 million in prior year favorable reserve adjustments, higher medical cost trends in the 45 Medicare counties the Company will be exiting, increased administrative expenses and lower investment income.

Small Group

The Small Group segment's premium revenues increased 5.0 percent to $1.6 billion for the 2000 period from $1.5 billion for the 1999 period. This increase was due to higher premium yields reflecting the Company's improved pricing strategy, partially offset by reduced membership in the small group commercial product. Small group commercial membership declined 220,200 members or 13.0 percent from the 1999 period due to attrition in reaction to these price increases.

The Small Group segment's medical expense ratio for the 2000 period was 80.7 percent, decreasing from an adjusted medical expense ratio of 80.9 percent for the 1999 period. This decrease was the result of lower small group commercial cost trends attributable to favorable pharmacy cost trends as well as a reduction in higher cost open access product membership. Partially offsetting these improvements were higher than anticipated medical costs in two specific markets, Colorado and Texas, and in various small group commercial markets that did not have necessary critical mass. The Company is exiting 17 small group commercial markets where there is little critical mass, affecting approximately 47,000 members and is expecting accelerated rate increases for Colorado and Texas to take effect beginning in the third quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

The Small Group segment's administrative expense ratio increased to 19.6 percent compared to 18.9 percent for the 1999 period. This increase was the result of continued planned investments in infrastructure and technology combined with an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Income before income taxes totaled $7 million for the 2000 period compared to adjusted income before income taxes of $23 million for the 1999 period. The earnings decline is attributable to increased administrative expenses and higher medical costs in two specific markets and 17 small group commercial markets that the Company is exiting.

Liquidity and Capital Resources

Pro forma cash flows for the six months ended June 30, 2000 and 1999, excluding the effects of previously funded workers' compensation claim payments and the timing of the Medicare premium receipts is as follows (in millions):
	Six Months Ended
	2000	1999
Cash used in operating activities Timing of Medicare premium receipts Workers' compensation claim payments	$(18) (19) 30	$(289) 235 61
Pro forma cash flows (used in) provided by operating activities	$(7)	$7

Pro forma operating cash declined primarily from lower income tax receipts, a reduction in claims inventory and run-off claim payments related to terminated membership.

The Company used net proceeds from divestitures of $55 million to reduce debt and reinvest in infrastructure and information technology. The divested businesses included total assets of $625 million, primarily consisting of marketable securities and reinsurance recoverables and total liabilities of $416 million, primarily consisting of workers' compensation reserves. In July 2000, the Company paid $10 million to reinsure its Medicare supplement business and $13 million to transfer medical expense payable to the reinsurer.

As of August 11, 2000, the Company has repurchased 2,305,200 of its common shares for a total cost of $16.8 million, primarily from borrowed funds.

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

The Company currently maintains approximately $761 million of capital and surplus in its regulated health insurance and HMO entities, compared to the minimum statutory required capital and surplus levels of approximately $531 million. If the states in which the Company conducts business adopt the proposed RBC formula, without a phase-in provision, the Company estimates it would be required to fund additional capital into its various subsidiaries of approximately $80 million. After this capital infusion, the Company would have $162 million of capital and surplus above the required RBC level.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company is in compliance with all covenants at June 30, 2000. The Company also maintains and issues short-term debt securities under a commercial paper program, which is backed by the Credit Agreement. All borrowings outstanding at June 30, 2000 were issued under the commercial paper program. The average interest rate on commercial paper borrowings was 6.8 percent and 6.6 percent for the quarter and six months ended June 30, 2000, respectively.

Management believes that funds from future operating cash flows and funds available under the existing Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to fund capital requirements.

The Company's ongoing capital expenditures relate primarily to information systems and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Planned capital spending for the remainder of 2000 will approximate $60 million to $70 million primarily for the funding of the Company's technology initiatives and expansion and improvement of its administrative facilities.

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

Health Plan:
Large group commercial members at:
   March 31
   June 30
   September 30
   December 31

Medicare HMO members at:
   March 31
   June 30
   September 30
   December 31

TRICARE members at:
   March 31
   June 30
   September 30
   December 31

Administrative Services members at:
   March 31
   June 30
   September 30
   December 31

Medicaid and other members at:
   March 31
   June 30
   September 30
   December 31

Total Health Plan members at:
   March 31
   June 30
   September 30
   December 31

Small Group:
Small group commercial members at:
   March 31
   June 30
   September 30
   December 31

Total medical members at:
   March 31
   June 30
   September 30
   December 31

Specialty members at:
   March 31
   June 30
   September 30
   December 31

1,409,000 1,369,000 518,000 522,100 1,060,000 1,049,100 657,000 655,700 697,400 713,900 4,341,400 4,309,800 1,568,500 1,475,500 5,909,900 5,785,300 2,980,100 2,491,500

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
2,837,600
2,890,100
2,961,300

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
(Dollars in millions, except per share results)
	2000
	First	Second	Total
Revenues:
Premiums by segment:
Health Plan	$1,806	$1,887	$3,693
Small Group	805	779	1,584
Total premiums	2,611	2,666	5,277
Interest and other income	31	30	61
Total revenues	2,642	2,696	5,338

Operating expenses:
Medical	2,220	2,265	4,485
Selling, general and administrative	353	363	716
Depreciation and amortization	34	37	71
Total operating expenses	2,607	2,665	5,272
Income from operations	35	31	66
Interest expense	8	7	15
Income before income taxes	27	24	51
Provision for income taxes	6	5	11
Net income	$21	$19	$40
Basic earnings per common share	$0.13	$0.11	$0.24
Diluted earnings per common share	$0.13	$0.11	$0.24

Medical expense ratios:
Health Plan	86.9%	86.7%	86.8%
Small Group	80.7%	80.7%	80.7%
Totals	85.0%	85.0%	85.0%

Administrative expense ratios:
Health Plan	12.9%	12.9%	12.9%
Small Group	19.1%	20.0%	19.6%
Totals	14.8%	15.0%	14.9%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
(Dollars in millions, except per share results)
	1999
	First(a)	Second	Third	Fourth(b)	Total
Revenues:
Premiums by segment:
Health Plan	$1,683	$1,698	$1,740	$1,727	$6,848
Small Group	745	763	787	816	3,111
Total premiums	2,428	2,461	2,527	2,543	9.959
Interest and other income	49	44	30	31	154
Total revenues	2,477	2,505	2,557	2,574	10,113

Operating expenses:
Medical	2,136	2,094	2,148	2,154	8,532
Selling, general and administrative	325	329	338	376	1,368
Depreciation and amortization	31	30	30	33	124
Asset write-downs and other expenses				460	460
Total operating expenses	2,492	2,453	2,516	3,023	10,484
(Loss) income from operations	(15)	52	41	(449)	(371)
Interest expense	10	8	7	8	33
(Loss) income before income taxes	(25)	44	34	(457)	(404)
(Benefit) provision for income taxes	(9)	16	12	(41)	(22)
Net (loss) income	(16)	28	22	(416)	(382)
Basic (loss) earnings per common share	$(0.10)	$0.17	$0.13	$(2.48)	$(2.28)
Diluted (loss) earnings per common share	$(0.10)	$0.17	$0.13	$(2.48)	$(2.28)

Medical expense ratios:
Health Plan	90.0%	86.6%	86.5%	86.5%	87.4%
Small Group	83.4%	81.7%	81.7%	81.0%	81.9%
Totals	88.0%	85.1%	85.0%	84.8%	85.7%

Administrative expense ratios:
Health Plan	12.8%	12.7%	12.5%	14.1%	13.0%
Small Group	18.9%	18.9%	19.1%	20.1%	19.3%
Totals	14.7%	14.6%	14.6%	16.0%	15.0%
(a)	Includes $90 million of 1999 medical expense related to premium deficiency, reserve strengthening and provider costs and $12 million gain on sale of a tangible asset.

(b)	Includes expenses of $495 million primarily related to goodwill write-down, losses on non-core asset sales and professional liability reserve strengthening.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
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

Part II:  Other Information
Humana Inc.

Item 1: Legal Proceedings

Managed Care Industry Litigation

By order dated June 13, 2000, the United States District Court for the Southern District of Florida ("Court") directed the consolidation of the purported member class action lawsuits that had been filed in that Court or sent to the Court by the Judicial Panel on Multi District Litigation ("MDL Panel"). Accordingly, on June 23, 2000, a consolidated complaint ("Complaint") was filed in the matter of In Re Humana Managed Care Litigation and captioned Price v. Humana Inc. The Complaint generally asserts the same claims as the prior suits, including claims under the Racketeer Influenced and Corrupt Organizations Act and the Employee Retirement Income Security Act.

The Complaint alleges, among other things, that Humana intentionally concealed from its members information concerning the various ways Humana decides what claims will be paid, what procedures will be deemed medically necessary and what criteria and procedures are used to determine the extent and type of their coverage. It also asserts that Humana concealed from members the existence of direct financial incentives to treating physicians and other health care providers to deny coverage. The plaintiffs do not allege that any of the alleged practices resulted in any named plaintiff, or any other specific member, being denied coverage for services that should have been covered but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised. The Complaint also alleges an industry-wide conspiracy to engage in the various alleged improper practices.

On July 14, 2000, Humana filed a motion to dismiss the Complaint. A hearing before the Court on the motion was scheduled for August 17, 2000. The Court has also directed that the plaintiffs' motion for class certification be filed by August 15, 2000.

The MDL Panel also ordered transferred to the Court a case purporting to be brought on behalf of providers, styled Shane v. Humana. This case is a purported nationwide class action that was originally filed in state court in Louisville, Kentucky, and subsequently removed to federal court there. The plaintiff asserts that Humana improperly paid providers' claims and "downcoded" their claims by paying lesser amounts than they billed for. Another case brought on behalf of providers, Cutler v. Humana, also is pending in the Court. The Court has ordered that an amended complaint consolidating the provider cases be filed by August 11, 2000. The Court also ordered that the plaintiffs' motion for class certification be filed by August 28, 2000.

Chipps v. Humana Health Insurance Company of Florida, Inc.

In this case, in which a jury in Palm Beach County, Florida, issued an approximately $80 million verdict in a case arising from removal of an insured from a special case management program, the plaintiff joined two of Humana's liability insurance carriers in the proceedings before the trial court. One of the carriers, ACE Bermuda, removed the case to the United States District Court for the Southern District of Florida. The removal came after Humana had filed its notice of appeal to the Fourth District Court of Appeals in Florida. Motions for remand to state court are pending before the federal court.

The Company believes the above actions are without merit and intends to pursue the defense of these actions vigorously.

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

Part II:  Other Information, continued
Humana Inc.

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

Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company's financial position or results of operations or cash flows. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect the Company's financial position, results of operations or cash flows.
Item 2: Item 3: Item 4:	Changes in Securities None. Defaults Upon Senior Securities None. Submission of Matters to a Vote of Security Holders

(a)	The regular annual meeting of stockholders of Humana Inc. was held in Louisville, Kentucky on May 18, 2000, for the purpose of electing the Board of Directors and to vote on one stockholder proposal.

(b)

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitation in opposition to management's nominees. All of management's nominees for directors were elected.

(c)	Two proposals were submitted to a vote of security holders as follows:

(1)	The stockholders approved the election of the following persons as directors of the Company:

	Name	For	Withheld
	K. Frank Austin, M.D.	148,710,077	2,841,946
	Michael E. Gellert	148,715,535	2,836,488
	John R. Hall	148,710,859	2,841,164
	David A. Jones	148,690,215	2,861,808
	David A. Jones, Jr.	148,671,081	2,880,942
	Irwin Lerner	148,683,364	2,868,659
	Michael B. McCallister	148,744,283	2,807,740
	W. Ann Reynolds, Ph.D.	148,730,723	2,821,300

Part II:  Other Information, continued
Humana Inc.

(2)	A shareholder request that the Board of Directors redeem its shareholders rights previously issued unless such issuance is approved by the affirmative votes of shareholders.
	For	Against	Abstain
	85,538,568	40,584,366	1,088,416

Item 5: Item 6:	Other Information None. Exhibits and Reports on Form 8-K

(a)	Exhibit Index Exhibit 12 Statement re: Computation of Ratio of Earnings to Fixed Charges, filed herewith. Exhibit 27 Financial Data Schedule (filed electronically)

(b)	During the quarter ended June 30, 2000, and as of the filing date, Humana Inc. filed the following report on Form 8-K:

*

On July 14, 2000, the Company filed a report on Form 8-K regarding the appointment of Mr. Charles M. Brewer to its board of directors. In addition, the Company announced that its board of directors has authorized the repurchase of up to five million of its common shares.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC. (Registrant)

Date: August 14, 2000	By: /s/James E. Murray James E. Murray Chief Operating Officer - Health Plan Division and Chief Financial Officer (Principal Accounting Officer)

Date: August 14, 2000	By: /s/Arthur P. Hipwell Arthur P. Hipwell Senior Vice President and General Counsel