Form 10-Q
period 2000-09-30
HUMANA INC
filed 2000-11-14
CIK 49071

_______________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at October 31, 2000 169,137,624 shares

_______________________________________________________________________________________________

Form 10-Q
Humana Inc.
September 30, 2000
	INDEX Part I: Financial Information	Page
Item 1. Item 2. Item 3. Item 1. Item 6. Signatures

Financial Statements

Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2000 and 1999

Condensed Consolidated Balance Sheets at September 30, 2000 and
   December 31, 1999

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
   Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Part II: Other Information

Legal Proceedings

Exhibits and Reports on Form 8-K

3 4 5 6 11 24 25 26 27

______________________________________________________________________________________

Condensed Consolidated Statements of Income
Humana Inc.
For the quarters and nine months ended September 30, 2000 and 1999
Unaudited
(In millions, except per share results)

	Quarters Ended		Nine Months Ended
	2000	1999	2000	1999
Revenues: Premiums	$2,588	$2,527	$7,865	$7,416
Interest and other income	28	30	89	123
Total revenues	2,616	2,557	7,954	7,539
Operating expenses: Medical	2,179	2,148	6,664	6,378
Selling, general and administrative Depreciation and amortization	363 38	338 30	1,079 109	992 91
Total operating expenses	2,580	2,516	7,852	7,461
Income from operations	36	41	102	78
Interest expense	7	7	22	25
Income before income taxes	29	34	80	53
Provision for income taxes	6	12	17	19
Net income	$23	$22	$63	$34
Basic earnings per common share	$0.14	$0.13	$0.38	$0.20
Diluted earnings per common share	$0.14	$0.13	$0.38	$0.20

See accompanying notes to condensed consolidated financial statements.

_____________________________________________________________________________________

Condensed Consolidated Balance Sheets
Humana Inc.
Unaudited at September 30, 2000
(In millions, except share amounts)

	Sept. 30, 2000	Dec. 31, 1999
ASSETS Current assets:
Cash and cash equivalents	$364	$978
Marketable securities	1,463	1,507
Premiums receivable, less allowance for doubtful accounts
of $65 at September 30, 2000 and $61 at December 31, 1999	207	225
Other	304	354
Total current assets	2,338	3,064

Long-term marketable securities Property and equipment, net Cost in excess of net assets acquired Other	153 429 820 176	253 418 806 359
Total assets	$3,916	$4,900

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities: Medical and other expenses payable Trade accounts payable and accrued expenses Book overdraft Unearned premium revenues Commercial paper	$1,216 408 129 90 610	$1,432 482 215 349 686
Total current liabilities	2,453	3,164

Long-term medical and other expenses payable Professional liability and other obligations	142	324 144
Total liabilities	2,595	3,632

Commitments and contingencies

Stockholders' equity:
Preferred stock; $1 par; authorized 10,000,000 shares, none issued
Common stock; $0.16 2/3 par, authorized 300,000,000 shares
issued 169,141,623 shares at September 30, 2000
and 167,514,710 shares at December 31, 1999	28	28

   Capital in excess of par value
   Deferred compensation - restricted stock
   Retained earnings
   Accumulated other comprehensive loss
   Treasury stock, at cost, 1,558,348 shares
     Total stockholders' equity
      Total liabilities and stockholders' equity

	$922 (33) 434 (17) (13) 1,321 3,916	$899 (2) 371 (28) 1,268 4,900

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________

Condensed Consolidated Statements of Cash Flows
Humana Inc.
For the nine months ended September 30, 2000 and 1999
Unaudited
(In millions)

		2000		1999

Net cash used in operating activities		$(239)		$(241)

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired		(12)		(14)
Divestitures, net of cash and cash equivalents disposed		32
Purchases of marketable securities		(732)		(681)
Proceeds from maturities of marketable securities		365		290
Proceeds from sales of marketable securities		260		441
Purchases of property and equipment		(99)		(65)
Proceeds from sales of property and equipment		14		27
Other		(12)		(10)
Net cash used in investing activities		(184)		(12)

Cash flows from financing activities: Repayment of line of credit Net commercial paper repayments Change in book overdraft Common stock repurchases Other		(76) (86) (26) (3)		(93) (63) (18) (4)
Net cash used in financing activities		(191)		(178)

Decrease in cash and cash equivalents Cash and cash equivalents at beginning of period		(614) 978		(431) 913
Cash and cash equivalents at end of period		$364		$482

Supplemental cash flow information: Interest payments Income tax refunds, net	$ $	23 35	$ $	25 57

Details of businesses acquired in purchase transactions: Fair value of net assets acquired Less: liabilities assumed		$105 (93)		$20 (6)
Cash paid for acquired businesses, net of cash acquired		$12		$14

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________

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

  Effective January 1, 2000, the Company adopted a 20 year amortization period, from the date of acquisition, for goodwill previously amortized over 40 years. The change in the amortization period of goodwill will increase amortization expense $25 million annually, while the Company's fourth quarter 1999 long-lived asset impairment expense will decrease depreciation and amortization $13 million annually.

  First Quarter 1999 Additional Medical Expense and Tangible Asset Gain

  During the first quarter of 1999, the Company recorded $90 million of additional medical expense for premium deficiency, reserve strengthening and provider costs. As a result of management's assessment of the profitability of its contracts for providing health care services to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 HCA - The Healthcare Company, formerly Columbia/HCA Healthcare Corporation ("HCA") hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability was $14 million and $32 million for the quarter and nine months ended September 30, 1999, respectively. Remaining liabilities related to premium deficiency provisions recorded in 1998 and 1999 were exhausted as of December 31, 1999 and, therefore, there was no beneficial effect from losses charged to these liabilities in the quarter or nine months ended September 30, 2000. Because the majority of the Company's customers' contracts renew annually, the Company does not anticipate the need for a premium deficiency charged to earnings in 2000, absent unanticipated adverse events or changes in circumstances.

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

  _____________________________________________________________________________________________

  Notes to Condensed Consolidated Financial Statements, continued
  Humana Inc.
  Unaudited

  Recent Transactions

  Divestitures

  Effective July 1, 2000, the Company completed transactions to reinsure its Medicare supplement business and sell its North Florida Medicaid business. On April 10, 2000 and March 31, 2000, the Company completed the sale of its workers' compensation administrative services and run-off businesses, respectively. The Company recorded an estimated $118 million loss in 1999 related to these four transactions. There was no change in the estimated loss during 2000. Cash proceeds were $101 million ($32 million net of divested subsidiary's cash) for the nine months ended September 30, 2000. Revenue and pretax results associated with these four businesses for the quarters and nine months ended September 30, 2000 and 1999 were as follows (in millions):
		Quarters Ended		Nine Months Ended
		2000	1999	2000	1999
Revenues	$	__	$55	$103	$165
Pretax results	$	__	$(4)	$(8)	$(10)

  Acquisitions

  On August 17, 2000, the Company acquired Jacobson Management Group, Inc., a hospital in-patient management services firm for approximately $5 million in cash.

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

  The above acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company allocated the acquisition cost to net tangible and identifiable intangible assets based upon their fair value. Identifiable intangible assets primarily relate to the cost of the acquired licenses and provider contracts. Any remaining value not assigned to net tangible or identifiable intangible assets was then allocated to cost in excess of net assets acquired, or goodwill. Goodwill and identifiable intangible assets acquired, recorded in connection with the acquisitions preliminarily, was $71 million and $17 million for the nine months ended September 30, 2000 and 1999, respectively. The identifiable intangible assets are being amortized over periods ranging from five to 20 years while goodwill is being amortized over periods ranging from six to 20 years.

  ______________________________________________________________________________________

  Notes to Condensed Consolidated Financial Statements, continued
  Humana Inc.
  Unaudited

  Contingencies

  The Company's Medicare HMO contracts with the federal government are renewed for a one-year term each December 31, unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows. The Company's Medicaid contracts are generally annual contracts with various states except for the two-year contract with the Health Insurance Administration in Puerto Rico which expires April 30, 2001. Additionally, the Company has renewed its TRICARE contract for up to two additional years, subject to annual renewal terms, beginning July 1, 2001. The loss of these contracts (other than the contract in Puerto Rico) or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the revenues, profitability and business prospects of the Company. In addition, the Company continually contracts and seeks to renew contracts with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations and cash flows could be adversely impacted.

  During the ordinary course of its business, the Company is or may become subject to pending or threatened litigation or other legal actions. These include, but are not limited to, routine, regular and special audits by HCFA, state insurance departments, the Office of Personnel Management, the Office of Inspector General and other state and federal regulatory agencies. Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect the Company's financial position, results of operations or cash flows. See Legal Proceedings in Part II.

  Earnings Per Common Share

  Basic earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the "treasury stock" method.

  There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share. Reconciliations of the average number of unrestricted common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share for the quarters and nine months ended September 30, 2000 and 1999 are as follows:
	Quarters Ended		Nine Months Ended
	2000	1999	2000	1999
Shares used to compute basic earnings per common share	165,379,590	167,570,888	166,957,116	167,568,726
Effect of dilutive employee stock options and restricted shares	310,665	458,959	136,637	757,674
Shares used to compute diluted earnings per common share	165,690,255	168,029,847	167,093,753	168,326,400

Number of antidilutive employee stock options and restricted shares	13,807,697	7,782,619	11,676,093	8,796,353

  ______________________________________________________________________________________

  Notes to Condensed Consolidated Financial Statements, continued
  Humana Inc.
  Unaudited

  Comprehensive Income

  Details supporting the computation of comprehensive income for the quarters and nine months ended September 30, 2000 and 1999 are as follows (in millions):

	Quarters Ended		Nine Months Ended
	2000	1999	2000		1999

Net income	$23	$22	$63		$34
Net unrealized investment gains (losses), net of tax	10	(8)	11		(34)
Comprehensive income	$33	$14	$74	$

  Debt

  The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company was in compliance with all covenants at September 30, 2000. The Company also maintains and issues short-term debt securities under a commercial paper program, which is backed by the Credit Agreement. All borrowings outstanding at September 30, 2000 were issued under the commercial paper program. The average interest rate on commercial paper borrowings was 7.1 percent and 6.7 percent for the quarter and nine months ended September 30, 2000, respectively.

  Stockholders' Equity

  In July 2000, the Company's Board of Directors authorized the repurchase of up to five million of its common shares. This program allows the Company to repurchase the shares from time to time in open-market purchases, in negotiated transactions, or by using forward-purchase contracts. Shares repurchased under the Board of Directors' authorization are used in connection with various equity incentive plans aimed at the retention of key employees. Through September 30, 2000, the Company paid $26 million to repurchase 3.3 million of its common shares at an average cost of $7.65 per share.

  In August 2000, the Company awarded 4.8 million shares of restricted stock to key employees all of which vest in August 2003. Deferred compensation under this restricted stock award is amortized ratably over the three year vesting period. In conjunction with the restricted stock grant, 1.7 million treasury shares were reissued.

  Segment Information

  The Company is organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company's large group commercial (100 employees and over), Medicare, Medicaid, ASO, and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. During the second quarter of 2000, the Company refined its allocation of administrative

  ______________________________________________________________________________________

  Notes to Condensed Consolidated Financial Statements, continued
  Humana Inc.
  Unaudited

  expenses between segments based upon improved activity-based cost studies. Prior period segment administrative expenses were reclassified to conform with the current period presentation. Financial information for the Company's Health Plan and Small Group segments for the quarters and nine months ended September 30, 2000 and 1999 is as follows (in millions):
	Quarters Ended		Nine Months Ended
	2000	1999	2000	1999
Premium revenues:
Health Plan	$1,823	$1,740	$5,516	$5,120
Small Group	765	787	2,349	2,296
Total premium revenues	$2,588	$2,527	$7,865	$7,416

Underwriting margin:
Health Plan	$248	$235	$735	$630
Small Group	161	144	466	408
Total underwriting margin	$409	$379	$1,201	$1,038

Income before income taxes:
Health Plan	$11	$32	$55	$47
Small Group	18	2	25	$6
Total income before income taxes	$29	$34	$80	$53

  For the nine months ended September 30, 1999, Health Plan and Small Group underwriting margin and pretax results include $66 million and $24 million, respectively, of additional medical expense recorded during the quarter ended March 31, 1999 as previously discussed in Note B.

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

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Humana Inc.

Cautionary Statements

The statements contained in this Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of the Company's executive officers, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results discussed in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation, including the Patients' Bill of Rights Act and the Health Insurance Portability and Accountability Act, any changes in the Medicare reimbursement system, the ability of health care providers (including physician practice management companies) to comply with current contract terms, renewal of the Company's provider contracts at favorable rates and renewal of the Company's Medicare, Medicaid and TRICARE contracts with various governmental authorities. Such factors also include the effects of other general business conditions, including but not limited to, premium rate and yield changes, retrospective premium adjustments, changes in commercial and Medicare HMO membership, medical and pharmacy cost trends, the ability to negotiate favorable rates with providers, compliance with debt covenants, changes in the Company's debt rating and its ability to borrow under its commercial paper program, operating subsidiary capital requirements, the success of the Company's improvement initiatives including its e-business strategies, competition, general economic conditions and the retention of key employees. In addition, the Company and the managed care industry as a whole are experiencing increased governmental audits, investigations and litigation, and negative publicity, including alleged class action suits challenging various managed care practices and suits seeking significant punitive damages awards. Past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.

Introduction

Humana is one of the nation's largest publicly traded health services companies that facilitates the delivery of health care services through networks of providers to its approximately 5.4 million medical members. The Company's products are marketed primarily through health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") that encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures and risk-sharing arrangements with providers. These providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. The Company also offers various specialty products to employers, including dental, group life and administrative services ("ASO") to those who self-insure their employee health plans. In total, the Company's products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 19 percent of its membership in the state of Florida.

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

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Recent Transactions

Divestitures

Effective July 1, 2000, the Company completed transactions to reinsure its Medicare supplement business and sell its North Florida Medicaid business. On April 10, 2000 and March 31, 2000, the Company completed the sale of its workers' compensation administrative services and run-off businesses, respectively. The Company recorded an estimated $118 million loss in 1999 related to these four transactions. There was no change in the estimated loss during 2000. Cash proceeds were $101 million ($32 million net of divested subsidiary's cash) for the nine months ended September 30, 2000. Revenue and pretax results associated with these four businesses for the quarters and nine months ended September 30, 2000 and 1999 were as follows (in millions):
		Quarters Ended		Nine Months Ended
		2000	1999	2000	1999
Revenues	$	__	$55	$103	$165
Pretax results	$	__	$(4)	$(8)	$(10)

Acquisitions

On August 17, 2000, the Company acquired Jacobson Management Group, Inc., a hospital in-patient management services firm for approximately $5 million in cash.

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

The above acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company allocated the acquisition cost to net tangible and identifiable intangible assets based upon their fair value. Identifiable intangible assets primarily relate to the cost of the acquired licenses and provider contracts. Any remaining value not assigned to net tangible or identifiable intangible assets was then allocated to cost in excess of net assets acquired, or goodwill. Goodwill and identifiable intangible assets acquired, recorded in connection with the acquisitions preliminarily, was $71 million and $17 million for the nine months ended September 30, 2000 and 1999, respectively. The identifiable intangible assets are being amortized over periods ranging from five to 20 years while goodwill is being amortized over periods ranging from six to 20 years.

First Quarter 1999 Additional Medical Expense and Tangible Asset Gain

During the first quarter of 1999, the Company recorded $90 million of additional medical expense for premium deficiency, reserve strengthening and provider costs. As a result of management's assessment of the profitability of its contracts for providing health care services to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 HCA - The Healthcare Company, formerly Columbia/HCA Healthcare Corporation ("HCA") hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability was $14 million and $32

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

million for the quarter and nine months ended September 30, 1999, respectively. Remaining liabilities related to premium deficiency provisions recorded in 1998 and 1999 were exhausted as of December 31, 1999 and, therefore, there was no beneficial effect from losses charged to these liabilities in the first nine months of 2000. Because the majority of the Company's customers' contracts renew annually, the Company does not anticipate the need for a premium deficiency charged to earnings in 2000, absent unanticipated adverse events or changes in circumstances.

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

Comparison of Results of Operations

In order to enhance comparability as well as to provide a baseline against which historical and prospective periods can be measured, the following discussion comparing results for the nine months ended September 30, 2000 (the "2000 period") and 1999 (the "1999 period"), excludes the previously described medical expenses and tangible asset gain recorded in the 1999 period, but does include the beneficial effect related to premium deficiency in operating results for the period shown. There are no excluded items associated with the 2000 period, or for the quarters ended September 30, 2000 (the "2000 quarter") and September 30, 1999 (the "1999 quarter"). Results reported in the Condensed Consolidated Statements of Income ("Reported Results") reconcile to the results contained in the following discussion ("Adjusted Results") for the 1999 period as follows (in millions, except per share data):
	Nine Months Ended September 30, 1999
	Reported Results	Excluded Items (a)	Adjusted Results
Condensed Consolidated Statement of Income
caption items that are adjusted:
Interest and other income	$123	$(12)	$111
Total revenues	7,539	(12)	7,527
Operating expenses:
Medical	6,378	(90)	6,288
Total operating expenses	7,461	(90)	7,371
Income before income taxes	53	78	131
Net income	$34	$49	$83
Basic earnings per common share	$0.20	$0.30	$0.50
Diluted earnings per common share	$0.20	$0.30	$0.50

	Nine Months Ended September 30, 1999
	Reported Ratios	Ratio Effect of Excluded Items (a)	Adjusted Ratios
Medical expense ratios: Health Plan	87.7%	(1.3)%	86.4%
Small Group	82.2%	(1.0)%	81.2%
Totals	86.0%	(1.2)%	84.8%

(a)

The item excluded from interest and other income is the $12 million gain on sale of a tangible asset. The items excluded from 1999 medical expenses are the $50 million premium deficiency, $35 million reserve strengthening and $5 million of provider costs.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Quarters Ended September 30, 2000 and 1999

During the 2000 quarter, the Company continued its progress to eliminate non-core businesses and position core businesses for growth. Non-core businesses, which currently represent 6.7 percent of total medical membership, are those operations or products that are both unprofitable and for which the Company sees no long-term opportunity. Core businesses include those businesses that have critical mass, growth potential, a history of steady performance and are either profitable or have the potential to be profitable in the near term. Steps taken to reduce the Company's non-core businesses include announcing the exit of 45 Medicare counties effective January 1, 2001 and the exit of 17 small group commercial markets, affecting approximately 80,000 and 25,000 remaining members as of September 30, 2000, respectively. The Company has also completed transactions to reinsure its Medicare supplement business and sell its North Florida Medicaid business affecting 39,000 and 96,000 non-core members, respectively. Consolidated and segment results discussion follows.

The Company's premium revenues increased 2.4 percent to $2.6 billion for the 2000 quarter, compared to $2.5 billion for the 1999 quarter primarily driven by increases in premium yields partially offset by a decline in membership. Commercial and Medicare HMO premium yields averaged 13.5 and 5.5 percent, respectively, in the 2000 quarter versus 6.7 and 4.0 percent, respectively, in the 1999 quarter. Due to the impact these premium increases had on commercial member retention, total medical membership declined 574,400 members or 9.5 percent from the 1999 quarter.

The Company's medical expense ratio for the 2000 quarter was 84.2 percent, compared to 85.0 percent for the 1999 quarter. Improving commercial claims experience from lower pharmacy cost trends and the reduction of higher cost, non-core membership was partially offset by higher Medicare utilization in the 45 Medicare counties the Company will be exiting January 1, 2001. Commercial pharmacy cost trends improved to 6.7 percent compared to 20.4 percent from the conversion of members to a three-tier pharmacy benefit plan. During the 1999 quarter, the Company recorded an $8 million adjustment related to favorable development in the Company's workers' compensation liabilities.

The administrative expense ratio for the 2000 quarter was 15.5 percent, compared to 14.6 percent in the 1999 quarter. Contributing to this increase were planned investments in infrastructure and technology initiatives, a lower ratio of members to employees and an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Investment income totaled $26 million and $29 million for the 2000 and 1999 quarters, respectively. This decrease resulted from a lower average invested balance. Interest expense was unchanged comparing the 2000 and 1999 quarters as lower average borrowings were offset by higher interest rates.

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

Pretax income totaled $29 million for the 2000 quarter, compared to $34 million for the 1999 quarter. Net income was $23 million, or $0.14 per diluted share in the 2000 quarter, compared to $22 million, or $0.13 per diluted share in the 1999 quarter. Excluding favorable workers' compensation and premium deficiency reserve adjustments, earnings would have been $0.05 per diluted share in the 1999 quarter.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Business Segment Information for the Quarters Ended September 30, 2000 and 1999

Certain financial data for the Company's two segments for the 2000 quarter and 1999 quarter is as follows (in millions):

	Quarters Ended September 30,
	2000	1999
Premium revenues: Health Plan Small Group	$1,823 765	$1,740 787
	$2,588	$2,527
Income before income taxes: Health Plan Small Group	$11 18	$32 2
	$29	$34
Medical expense ratios: Health Plan Small Group	86.4% 79.0%	86.5% 81.7%
	84.2%	85.0%
Administrative expense ratios: Health Plan Small Group	13.8% 19.6%	12.5% 19.1%
	15.5%	14.6%

Health Plan

The Health Plan segment's premium revenues increased 4.8 percent to $1.8 billion for the 2000 quarter primarily due to increases in premium yields. Large group commercial premiums increased 1.4 percent to $589 million during the 2000 quarter from $581 million in the 1999 quarter. This increase was due to higher premium yields ranging from 10 to 11 percent during the 2000 quarter compared to a range of five to six percent for the 1999 quarter, reflecting the Company's improved pricing. Large group commercial membership fell 10.2 percent to 1,278,500 from the 1999 quarter as attrition from pricing actions and the termination of the State of Texas account was partially offset by acquired membership from the MSCHN acquisition. Medicare HMO premiums increased 12.2 percent to $828 million in the 2000 quarter compared to $738 million in the 1999 quarter due to higher premium yields, the MSCHN acquisition and increased membership. Premium yield increased to 5.5 percent in the 2000 quarter compared to 4.0 percent in the 1999 quarter due to the implementation of additional member premiums for many of the Company's Medicare members and improvement in the mix of members in markets with higher HCFA reimbursement rates. Medicare membership increased 23,800 members, or 4.9 percent, despite the exit of 30 Medicare counties on January 1, 2000. This increase was the result of strong sales initiatives in certain markets coupled with the acquired membership from the MSCHN acquisition. Medicaid premiums decreased $2 million or 1.3 percent from the 1999 quarter as the effect from the sale of its North Florida Medicaid business during the second quarter of 2000 was offset by the acquired MSCHN membership. The recent reinsurance of the Medicare supplement membership reduced Health Plan premiums $15 million during the 2000 quarter.

The Health Plan segment's medical expense ratio for the 2000 quarter was 86.4 percent, decreasing 10 basis points from 86.5 percent in the 1999 quarter. Improving large group pharmacy cost trends and the reduction of higher cost, non-core membership was partially offset by higher Medicare utilization in the 45 Medicare counties the Company will be exiting January 1, 2001. Large group commercial pharmacy cost trends improved to 6.0 percent compared to 19.6 percent from the conversion of members to a three-tier pharmacy benefit plan. During the 2000 quarter, the Company completed transactions to reinsure its Medicare supplement business, sell its North Florida Medicaid business and terminate the State of Texas account. These transactions eliminated approximately 182,000 higher cost members. During the 1999 quarter, the Company recorded an $8 million adjustment related to favorable development in the Company's workers' compensation liabilities.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

The administrative expense ratio for the 2000 quarter increased to 13.8 percent compared to 12.5 percent for the 1999 quarter. This increase was the result of continued planned investments in infrastructure and technology initiatives, a lower ratio of members to employees and an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Pretax income totaled $11 million for the 2000 quarter, compared to $32 million for the 1999 quarter. Excluding favorable workers' compensation and premium deficiency reserve adjustments, pretax income would have been $14 million for the 1999 quarter.

Small Group

The Small Group segment's premium revenues decreased 2.8 percent to $765 million for the 2000 quarter from $787 million for the 1999 quarter. This decrease was due to a reduction in membership offset by higher premium yields ranging from 16 to 17 percent in the 2000 quarter compared to seven to eight percent in the 1999 quarter. During the 2000 quarter, the Company delivered accelerated rate increases in Colorado and Texas where higher than expected medical cost trends had been experienced. Attrition from rate increases and the announced exit of 17 small group commercial markets resulted in a reduction in small group commercial membership of 345,700 members or 20.3 percent from the 1999 quarter.

The Small Group segment's medical expense ratio for the 2000 quarter was 79.0 percent, decreasing from 81.7 percent for the 1999 quarter. This decrease was the result of lower small group commercial cost trends which were in the nine to 10 percent range in the 2000 quarter compared to the 10 to 11 percent range for the 1999 quarter. This improvement is primarily attributable to declining pharmacy cost trends from 22.4 percent to 6.1 percent, corrective pricing related to the higher cost open access product and membership reduction in the Company's 17 small group commercial exit markets.

The Small Group segment's administrative expense ratio increased to 19.6 percent compared to 19.1 percent for the 1999 quarter. This increase was the result of continued planned investments in infrastructure and technology initiatives, a lower ratio of members to employees and an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Pretax income totaled $18 million for the 2000 quarter compared to $2 million for the 1999 quarter. Excluding favorable premium deficiency reserve adjustments, pretax loss would have been $2 million for the 1999 quarter. This earnings increase is attributable to the Company's pricing actions and the continued improvement in pharmacy cost trends offset by increased administrative expenses.

Nine Months Ended September 30, 2000 and 1999

The Company's premium revenues increased 6.1 percent to $7.9 billion for the 2000 period compared to $7.4 billion for the 1999 period. Higher premium revenues in all lines of business resulted from increased premium yields as a result of pricing actions implemented by the Company during the 2000 period, partially offset by membership reduction as a result of these price increases.

The Company's medical expense ratio for the 2000 period was 84.7 percent compared to an adjusted medical expense ratio of 84.8 percent for the 1999 period. Improving commercial claims experience from lower pharmacy cost trends and the reduction of higher cost, non-core membership was partially offset by higher Medicare utilization in the 45 Medicare counties the Company will be exiting. Commercial pharmacy cost trends improved to 6.6 percent compared to 20.0 percent from the conversion of members to a three-tier pharmacy benefit plan. During the 1999 period, the Company recorded a $23 million adjustment related to favorable development in the Company's workers' compensation liabilities and a $6 million adjustment to premium deficiency reserves from the decision to maintain a presence in Puerto Rico with a favorable two year contract extension.

The administrative expense ratio was 15.1 percent and 14.6 percent for the 2000 and 1999 periods, respectively. Contributing to this increase were planned investments in infrastructure and technology initiatives, a lower ratio of members to employees and an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Investment income totaled $82 million in the 2000 period, compared to $103 million in the 1999 period. This decrease is primarily attributable to investment gains realized in the 1999 period and a lower average invested balance. Interest expense declined $3 million during the 2000 period as a result of lower average borrowings.

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

Pretax income totaled $80 million for the 2000 period, compared to adjusted pretax income of $131 million for the 1999 period. Net income was $63 million, or $0.38 per diluted share, in the 2000 period compared to adjusted net income of $83 million, or $0.50 per diluted share, in the 1999 period. Excluding the beneficial effects of previously established premium deficiency and severance charges, favorable workers' compensation liability development and non-recurring investment gains, earnings per diluted share would have been $0.22 in the 1999 period.

Business Segment Information for the Nine Months Ended September 30, 2000 and 1999

Certain financial data for the Company's two segments for the 2000 period and 1999 period is as follows (in millions):
	Nine Months Ended
	2000	1999(a)
Premium revenues: Health Plan Small Group	$5,516 2,349	$5,120 2,296
	$7,865	$7,416
Adjusted income before income taxes: Health Plan Small Group	$55 25	$106 25
	$80	$131
Adjusted medical expense ratios: Health Plan Small Group	86.7% 80.2%	86.4% 81.2%
	84.7%	84.8%
Administrative expense ratios: Health Plan Small Group	13.2% 19.6%	12.7% 19.0%
	15.1%	14.6%

(a)

Excludes $90 million ($66 million Health Plan and $24 million Small Group) of medical expense related to premium deficiency, reserve strengthening and provider costs and $12 million ($7 million Health Plan and $5 million Small Group) gain on the sale of a tangible asset.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Health Plan

The Health Plan segment's premium revenues increased 7.7 percent to $5.5 billion for the 2000 period from $5.1 billion for the 1999 period primarily due to increases in premium yields. Large group commercial premiums increased 1.8 percent to $1.8 billion during the 2000 period. This increase was due to higher premium yields, reflecting the Company's improved pricing. Large group commercial membership fell as attrition from pricing actions was partially offset by acquired membership from the MSCHN acquisition. Medicare HMO premiums increased 13.0 percent to $2.5 billion in the 2000 period from $2.2 billion in the 1999 period due to higher premium yields, the MSCHN acquisition and increased membership. Medicare premium yields increased due to improvement in the mix of members in markets with higher HCFA reimbursement rates and the implementation of additional member premiums for many of the Company's Medicare members. Medicare membership increased despite the exit of 30 Medicare counties on January 1, 2000. This membership increase was the result of strong sales initiatives in certain markets coupled with the acquired membership from the MSCHN acquisition. Medicaid premiums increased $64 million or 14.1 percent from the 1999 period primarily from the MSCHN acquisition and TRICARE premiums increased $33 million or 5.2 percent from the 1999 period resulting from an annual rate increase and other favorable contractual adjustments.

The Health Plan segment's medical expense ratio for the 2000 period was 86.7 percent, increasing 30 basis points from an adjusted 86.4 percent in the 1999 period. Higher than expected Medicare utilization in the 45 Medicare counties the Company will be exiting January 1, 2001 was partially offset by improving large group commercial pharmacy cost trends and the reduction of higher cost, non-core membership. Large group commercial pharmacy cost trends improved to 6.8 percent compared to 18.5 percent from the conversion of members to a three-tier pharmacy benefit plan. During the 1999 period, the Company recorded a $23 million adjustment related to favorable development in the Company's workers' compensation liabilities and a $6 million adjustment to premium deficiency reserves from the decision to maintain a presence in Puerto Rico with a favorable two year contract extension.

The administrative expense ratio for the 2000 period increased to 13.2 percent compared to 12.7 percent for the 1999 period. Contributing to this increase were planned investments in infrastructure and technology, a lower ratio of members to employees and an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Pretax income totaled $55 million for the 2000 period compared to adjusted pretax income of $106 million for the 1999 period. Excluding the beneficial effects of previously established premium deficiency and severance charges, favorable workers' compensation liability development and non-recurring investment gains, pretax income would have been $39 million in the 1999 period. Improving large group commercial pharmacy cost trends and the reduction of high cost, non-core membership was offset by higher utilization in the 45 Medicare exit counties and increased administrative costs.

Small Group

The Small Group segment's premium revenues increased 2.3 percent to $2.3 billion for the 2000 period. This increase was due to higher premium yields reflecting the Company's improved pricing, partially offset by reduced membership in the small group commercial product. Small group commercial membership declined 345,700 members or 20.3 percent from the 1999 period due to attrition in reaction to these price increases.

The Small Group segment's medical expense ratio for the 2000 period was 80.2 percent, decreasing from an adjusted medical expense ratio of 81.2 percent for the 1999 period. This improvement is primarily attributable to declining pharmacy cost trends from 24.5 percent to 6.3 percent, corrective pricing related to the higher cost open access product and membership reduction in the Company's 17 small group commercial exit markets. The improvement in the pharmacy cost trend resulted from the progressive implementation of the three-tier pharmacy benefit.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

The Small Group segment's administrative expense ratio increased to 19.6 percent compared to 19.0 percent for the 1999 period. This increase was the result of continued planned investments in infrastructure and technology, a lower ratio of members to employees and an increase in amortization expense from the change to a 20 year life for goodwill previously amortized over 40 years.

Pretax income totaled $25 million for the 2000 period compared to an adjusted amount of $25 million for the 1999 period. Excluding the beneficial effects of previously established premium deficiency and non-recurring investment gains, adjusted pretax income would have been $18 million for the 1999 period. This earnings increase is attributable to the Company's pricing actions and the continued improvement in pharmacy cost trends offset by increased administrative expenses.

Liquidity and Capital Resources

Pro forma cash flows for the nine months ended September 30, 2000 and 1999, excluding the effects of the timing of Medicare premium receipts and the previously funded workers' compensation claim payments is as follows (in millions):
	Nine Months Ended
	2000	1999
Cash used in operating activities Timing of Medicare premium receipts Workers' compensation claim payments	$(239) 251 30	$(241) 235 92
Pro forma cash flows provided by operating activities	$42	$86

2000 pro forma operating cash flow was impacted primarily by a reduction in claims inventory and run-off claim payments related to terminated membership. Partially mitigating these items was lower workers' compensation claim payments from the sale of this run-off business.

The Company used net proceeds from divestitures of $101 million ($32 million net of divested subsidiary's cash) to reduce debt and reinvest in infrastructure and information technology. The divested businesses included total assets of $625 million, primarily consisting of marketable securities and reinsurance recoverables and total liabilities of $431 million, primarily consisting of workers' compensation claim liabilities. In July 2000, the Company paid $10 million to reinsure its Medicare supplement business and $13 million to transfer claim liabilities to the reinsurer.

As of September 30, 2000, the Company has repurchased approximately 3.3 million of its common shares for a total cost of $26 million, primarily from borrowed funds.

The Company's subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. As a result, the Company's ability to use operating subsidiaries' cash flows is restricted to the extent of the subsidiaries' ability to obtain regulatory approval to pay dividends.

The National Association of Insurance Commissioners has recommended that states adopt a risk-based capital ("RBC") formula for companies established as HMO entities, similar to the current requirement for insurance companies. The RBC provisions may require new minimum capital and surplus levels for some of the Company's HMO subsidiaries. Many states have not yet determined when they will adopt the RBC formula or if they will allow a phase-in to the required levels of capital and surplus. If the states in which the Company conducts business adopt the proposed RBC formula, without a phase-in provision, the Company estimates it would be required to fund additional capital into certain subsidiaries of approximately $80 million. After this capital infusion, the Company would have approximately $120 million of capital and surplus above the required RBC level considering all subsidiaries on a combined basis.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company was in compliance with all covenants at September 30, 2000. The Company also maintains and issues short-term debt securities under a commercial paper program, which is backed by the Credit Agreement. All borrowings outstanding at September 30, 2000 were issued under the commercial paper program. The average interest rate on commercial paper borrowings was 7.1 percent and 6.7 percent for the quarter and nine months ended September 30, 2000, respectively.

Management believes that funds from future operating cash flows and funds available under the existing Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to fund capital requirements.

The Company's ongoing capital expenditures relate primarily to information systems and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Planned capital spending for the remainder of 2000 will approximate $30 million to $35 million primarily for the funding of the Company's technology initiatives and expansion and improvement of its administrative facilities.

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

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Quarterly Membership	2000	1999

Health Plan:
Large group commercial members at:
   March 31
   June 30
   September 30
   December 31

Medicare HMO members at:
   March 31
   June 30
   September 30
   December 31

TRICARE members at:
   March 31
   June 30
   September 30
   December 31

Administrative Services members at:
   March 31
   June 30
   September 30
   December 31

Medicaid and other members at:
   March 31
   June 30
   September 30
   December 31

Total Health Plan members at:
   March 31
   June 30
   September 30
   December 31

Small Group:
Small group commercial members at:
   March 31
   June 30
   September 30
   December 31

Total medical members at:
   March 31
   June 30
   September 30
   December 31

Specialty members at:
   March 31
   June 30
   September 30
   December 31

1,409,000
1,369,000
1,278,500

  518,000
522,100
513,100

1,060,000
1,049,100
1,063,200

  657,000
655,700
647,300

  697,400
713,900
584,400

4,341,400
4,309,800
4,086,500

1,568,500
1,475,500
1,361,100

5,909,900
5,785,300
5,447,600

2,980,100
2,491,500
2,394,500

1,495,500
1,478,300
1,424,400
1,420,500

  480,700
  484,800
  489,300
  488,500

1,085,700
1,064,600
1,065,500
1,058,000

  617,900
  636,700
  641,000
  648,000

  704,300
  707,200
  695,000
  661,100

4,384,100
4,371,600
4,315,200
4,276,100

1,676,200
1,695,700
1,706,800
1,663,100

6,060,300
6,067,300
6,022,000
5,939,200

2,771,900
2,837,600
2,890,100
2,961,300

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
(Dollars in millions, except per share results)
	2000
	First	Second	Third	Total
Revenues:
Premiums by segment:
Health Plan	$1,806	$1,887	$1,823	$5,516
Small Group	805	779	765	2,349
Total premiums	2,611	2,666	2,588	7,865
Interest and other income	31	30	28	89
Total revenues	2,642	2,696	2,616	7,954

Operating expenses:
Medical	2,220	2,265	2,179	6,664
Selling, general and administrative	353	363	363	1,079
Depreciation and amortization	34	37	38	109
Total operating expenses	2,607	2,665	2,580	7,852
Income from operations	35	31	36	102
Interest expense	8	7	7	22
Income before income taxes	27	24	29	80
Provision for income taxes	6	5	6	17
Net income	$21	$19	$23	$63
Basic earnings per common share	$0.13	$0.11	$0.14	$0.38
Diluted earnings per common share	$0.13	$0.11	$0.14	$0.38

Medical expense ratios:
Health Plan	86.9%	86.7%	86.4%	86.7%
Small Group	80.7%	80.7%	79.0%	80.2%
Totals	85.0%	85.0%	84.2%	84.7%

Administrative expense ratios:
Health Plan	12.9%	12.9%	13.8%	13.2%
Small Group	19.1%	20.0%	19.6%	19.6%
Totals	14.8%	15.0%	15.5%	15.1%

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Supplemental Consolidated Statement of Quarterly Operations (Unaudited)
(Dollars in millions, except per share results)
	1999
	First(a)	Second	Third	Fourth(b)	Total
Revenues:
Premiums by segment:
Health Plan	$1,682	$1,698	$1,740	$1,727	$6,847
Small Group	746	763	787	816	3,112
Total premiums	2,428	2,461	2,527	2,543	9.959
Interest and other income	49	44	30	31	154
Total revenues	2,477	2,505	2,557	2,574	10,113

Operating expenses:
Medical	2,136	2,094	2,148	2,154	8,532
Selling, general and administrative	325	329	338	376	1,368
Depreciation and amortization	31	30	30	33	124
Asset write-downs and other expenses				460	460
Total operating expenses	2,492	2,453	2,516	3,023	10,484
(Loss) income from operations	(15)	52	41	(449)	(371)
Interest expense	10	8	7	8	33
(Loss) income before income taxes	(25)	44	34	(457)	(404)
(Benefit) provision for income taxes	(9)	16	12	(41)	(22)
Net (loss) income	$(16)	$28	$22	$(416)	$(382)
Basic (loss) earnings per common share	$(0.10)	$0.17	$0.13	$(2.48)	$(2.28)
Diluted (loss) earnings per common share	$(0.10)	$0.17	$0.13	$(2.48)	$(2.28)

Medical expense ratios:
Health Plan	90.0%	86.6%	86.5%	86.5%	87.4%
Small Group	83.4%	81.7%	81.7%	81.0%	81.9%
Totals	88.0%	85.1%	85.0%	84.8%	85.7%

Administrative expense ratios:
Health Plan	12.8%	12.7%	12.5%	14.1%	13.0%
Small Group	18.9%	18.9%	19.1%	20.1%	19.3%
Totals	14.7%	14.6%	14.6%	16.0%	15.0%

(a)	Includes $90 million of 1999 medical expense related to premium deficiency, reserve strengthening and provider costs and $12 million gain on sale of a tangible asset.

(b)	Includes expenses of $495 million primarily related to goodwill write-down, losses on non-core asset sales and professional liability reserve strengthening.

______________________________________________________________________________________

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

______________________________________________________________________________________

Part II:  Other Information
Humana Inc.

Item 1: Legal Proceedings

Managed Care Industry Litigation

On August 17, 2000, oral argument was heard before the United States District Court for the Southern District of Florida ("Court") on the motion of Humana to dismiss the consolidated complaint filed on June 23, 2000, in the matter of In Re Humana Managed Care Litigation and captioned Price v. Humana Inc. (the "Subscriber Track" case). Two days earlier, on August 15, 2000, the plaintiffs filed their Amended Motion for Class Certification, seeking a class consisting of all members of Humana medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. Humana is scheduled to file its Opposition to Plaintiffs' Motion for Class certification on November 15, 2000.

In the meantime, on October 23, 2000, the Judicial Panel on Multi District Litigation ordered that similar litigation against other managed care organizations should be consolidated with the Humana litigation in the Southern District of Florida. The Panel's initial consolidation order included cases brought against six other managed care companies on behalf of members (so-called "Subscriber Track" cases) and litigation brought by statewide purported classes of providers against a number of managed care organizations (not including Humana) under Georgia prompt payment statutes. In addition, the Panel's order left in the Southern District of Florida a case filed against Humana and seven other companies that was filed on behalf of a nationwide class of (the so-called "Provider Track" action). In the months to come, other managed care class action cases pending around the country against defendants other than Humana may be transferred to the Southern District of Florida as well.

In the Provider Track action, captioned Shane v. Humana et al., the plaintiffs filed an amended consolidated complaint on August 11, 2000. Humana filed a motion to dismiss the complaint on September 8, 2000, and the seven other defendants have moved to dismiss the complaint and, in some cases, to compel arbitration of the provider claims. Oral argument on most of these motions, including Humana's motion to dismiss, was heard before the Court on October 26, 2000. On October 27, 2000, the Provider Track plaintiffs filed a motion for class certification. Humana is scheduled to file opposition papers to the plaintiffs' class certification motion on November 17, 2000.

Chipps v. Humana Health Insurance Company of Florida, Inc.

In this case, in which a jury in Palm Beach County, Florida, issued an approximately $80 million verdict in a case arising from removal of an insured from a special case management program, the United States District Court for the Southern District of Florida remanded the case to state court, following removal to federal court by a liability insurance carrier, ACE Bermuda. Humana's appeal of the jury verdict continues before the Fourth District Court of Appeals in Florida.

The Company believes the above actions are without merit and intends to pursue the defense of these actions vigorously.

Securities Litigation

On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action styled In re Humana Inc. Securities Litigation. That action had involved allegations that certain misleading statements had been made with regard to the impact of negotiations over renewal of the Company's contract with a major provider in 1999.

Government Audits and Other

The Florida Attorney General initiated an investigation in July, 2000, apparently relating to some of the same matters as are involved in the purported class action lawsuits described above (See Managed Care Industry Litigation ).

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

______________________________________________________________________________________

Part II:  Other Information, continued
Humana Inc.

Item 2: Item 3: Item 4: Item 5: Item 6:	Changes in Securities None. Defaults Upon Senior Securities None. Submission of Matters to a Vote of Security Holders None. Other Information None. Exhibits and Reports on Form 8-K

(a)	Exhibit Index Exhibit 10 Employment Agreement (filed electronically). Exhibit 27 Financial Data Schedule (filed electronically).

(b)	Other than the Form 8-K filed on July 14, 2000 and referenced in the June 30, 2000 Form 10-Q, there were no other reports filed on Form 8-K.

______________________________________________________________________________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC. (Registrant)

Date: November 14, 2000	By: /s/James E. Murray James E. Murray Chief Operating Officer - Health Plan Division and Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2000	By: /s/Arthur P. Hipwell Arthur P. Hipwell Senior Vice President and General Counsel