Form 10-K405
period 2000-12-31
HUMANA INC
filed 2001-03-30
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-5975

HUMANA INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	61-0647538 (I.R.S. Employer Identification Number)

500 West Main Street Louisville, Kentucky (Address of principal executive offices)	40202 (Zip Code)

Registrant’s telephone number, including area code: 502-580-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $0.16 2 /3 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑    NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the Registrant’s definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2001 was $2,150,327,492 calculated using the average price on such date of $13.44. The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2001 was 169,018,975.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates herein by reference portions of the Registrant’s Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 17, 2001.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2000

PART I

ITEM 1.    BUSINESS

General

          Humana Inc. is a Delaware corporation organized in 1961. Its principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202 and its telephone number at that address is (502) 580-1000. As used herein, the terms the “Company” or “Humana” include Humana Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward-looking information. See the CAUTIONARY STATEMENTS section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of a number of factors that could adversely affect the Company.

          Since 1983, the Company has been a health services company offering coordinated health insurance coverage, primarily to employer groups and government-sponsored plans, through a variety of product options including health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). The Company also offers an administrative services only (“ASO”) product to those who self-insure their employee health plans and various specialty products, including dental, group life and short-term disability. In total, the Company’s products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 29 percent of its premium revenues in the state of Florida.

Recent Transactions

          During 2000, the Company completed transactions to divest its workers’ compensation, North Florida Medicaid and Medicare supplement businesses. The Company previously estimated and recorded a $118 million loss in 1999 related to these divestitures. There was no change in the estimated loss during 2000. The Company received proceeds of $98 million related to these divestitures.

          During 2000, the Company acquired a Houston-based health plan, two operating shell entities for future business initiatives, and a hospital in-patient management services firm for $77 million.

          On June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. (“FPA”), FPA’s lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $14 million in cash. The Company has subsequently transferred operating responsibility for all acquired FPA medical centers under long-term provider agreements.

Business Segments

          During 1999 and 2000, the Company was organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company’s large group commercial (100 employees and over), Medicare, Medicaid, ASO and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, investment income and interest expense, but no assets, to the segments. Members in the same geographic area that are served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group commercial employers has historically been more competitive than that to small group commercial employers, resulting in less favorable underwriting margins for the large group commercial line of business. Costs to distribute and administer products to small group commercial employers are higher compared to large group commercial employers resulting in small group’s higher administrative expense ratio. The Company is in the process of repositioning its lines of business and its distribution focus towards a more commercial line emphasis, including commercial products sold to customers who self-insure their financial exposure. As a result of this repositioning, the Company announced a management realignment during the first quarter of 2001. Future quarterly and annual financial reports will give effect to this realignment.

          The following table presents the Company’s segment membership and premium revenues by product for the year ended December 31, 2000:

(Dollars in millions)	Ending Medical Membership	Ending Specialty Membership	Premium Revenues	Percent of Total Premium Revenues
Health Plan:
Large group commercial	1,257,800		$ 2,384	22.9%
Medicare HMO	494,200		3,286	31.6
Medicaid	575,500		661	6.4
TRICARE	1,070,400	26,600	893	8.6
Other	612,800		79	0.8

Total Health Plan	4,010,700	26,600	7,303	70.3

Small Group:
Small group commercial	1,288,000		2,851	27.4
Specialty		2,318,200	241	2.3

Total Small Group	1,288,000	2,318,200	3,092	29.7

Total	5,298,700	2,344,800	$10,395	100.0%

Large Group and Small Group Commercial HMO and PPO Products

HMO

          An HMO provides prepaid health insurance coverage to its members through a network of independent primary care physicians, specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners and pediatricians. Generally, access to specialty physicians and other health care providers must be approved by the member’s primary care physician. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers and durable medical equipment suppliers. Because access to these other health care providers must generally be approved by the primary care physician, the HMO product is the most restrictive form of managed care.

          As of March 1, 2001, the Company owned and operated 10 licensed and active HMOs, which contracted with approximately 60,700 physicians (including approximately 20,300 primary care physicians) and approximately 1,100 hospitals. In addition, the Company had approximately 4,700 contracts with other health care providers to provide services to HMO members.

          An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, with minimal co-payments, health care services received from or approved by the member’s primary care physician. For the year ended December 31, 2000, commercial HMO premium revenues totaled approximately $2.2 billion or 21 percent of the Company’s total premium revenues. Approximately $224 million of the Company’s commercial HMO premium revenues for the year ended December 31, 2000 were derived from contracts with the United States Office of Personnel Management (“OPM”), under which the Company provides health insurance coverage through the Federal Employee Health Benefit Plan (“FEHBP”) to approximately 117,000 federal civilian employees and their dependents. In January 2001, the Company did not renew coverage in some areas, resulting in a reduction of approximately 48,800 FEHBP members. Pursuant to these contracts, payments made by OPM may be retrospectively adjusted downward by OPM if an audit discloses that a comparable product was offered by the Company to a similar size subscriber group at a lower premium rate than that offered to OPM. Management believes that any retrospective adjustments as a result of OPM audits will not have a material impact on the Company’s financial position, results of operations or cash flows.

PPO

          PPO products include many elements of managed health care. PPOs are also similar to traditional health insurance because they provide a member with the freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers, which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees.

          As of March 1, 2001, approximately 322,800 physicians and approximately 4,000 hospitals contracted directly with the Company to provide services to PPO members. The Company also had approximately 56,900 contracts with other providers to provide services to PPO members. Some of these PPO providers may also service the Company’s HMO members. In addition, the Company had access to eight leased provider networks throughout the country.

          For the year ended December 31, 2000, commercial PPO premium revenues totaled approximately $3.0 billion or 29 percent of the Company’s total premium revenues.

          The Company expects that 2001 total commercial premium yields will approximate 12 to 13 percent. Over the last five years, changes in the Company’s total commercial premium rates have ranged between an approximate three to four percent increase for the year ended December 31, 1997, to the approximate 12 to 13 percent increase for the year ended December 31, 2001, with an average increase of approximately eight percent.

Medicare Products

          Medicare is a federal program that provides persons age 65 and over and some disabled persons certain hospital and medical insurance benefits, which include hospitalization benefits for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Each Medicare-eligible individual is entitled to receive inpatient hospital care (“Part A”) without the payment of any premium, but is required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services (“Part B”).

          Even though participating in both Part A and Part B of the traditional Medicare program, beneficiaries are still required to pay certain deductible and coinsurance amounts. They may, if they choose, supplement their Medicare coverage by purchasing Medicare supplement policies, which pay these deductibles and coinsurance amounts. Many of these policies also cover other services (such as prescription drugs) which are not included in Medicare coverage.

Medicare HMO

          Humana contracts with the federal government’s Health Care Financing Administration (“HCFA”) under the Medicare+Choice (“M+C”) program, to provide health insurance coverage in exchange for a fixed monthly payment per member for Medicare-eligible individuals residing in the geographic areas in which its HMOs operate. Individuals who elect to participate in M+C Medicare programs are relieved of the obligation to pay some or all of the deductible or coinsurance amounts but are generally required to use exclusively the services provided by the HMO and are required to pay a Part B premium to the Medicare program.

           A Medicare HMO product involves a contract between an HMO and HCFA pursuant to which HCFA makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual who chooses to enroll for coverage in the HMO. The member may terminate membership at any time during the month. The fixed monthly payment is determined by formula established by federal law.

          As of March 1, 2001, the Company provides health insurance coverage under six contracts with HCFA in eight states. HCFA contracts covered approximately 494,200 Medicare HMO members for which the Company received premium revenues of approximately $3.3 billion or 32 percent of the Company’s total premium revenues in 2000. At December 31, 2000, one such HCFA contract covered approximately 273,100 members in Florida and accounted for premium revenues of approximately $1.8 billion, which represented 55 percent of the Company’s HCFA premium revenues or 17 percent of the Company’s total premium revenues for the year ended December 31, 2000.

          The Company’s 2001 average rate of statutory increase under the Medicare HMO contracts is approximately two percent. Over the last five years, annual Medicare rate increases from HCFA have ranged from as low as the January 1998 increase of two percent to as high as seven percent in January 1997, with an average of approximately three percent. The Company’s Medicare HMO contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Increased funding in 2001 specific to the Medicare, Medicaid and State Children’s Health Insurance Benefits Improvement and Protection Act (“BIPA”) will be used to stabilize the Company’s contracts with providers and lower member premiums in certain markets. On January 1, 2001, the Company ceased providing its M+C product in 45 counties, affecting approximately 54,000 members. These county exits were the result, in part, of lower HCFA reimbursement rates.

          The loss of the Company’s HCFA contracts or significant changes in the Medicare HMO program as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Medicare Supplement

          Effective June 30, 2000, the Company fully reinsured substantially all of its 44,500 Medicare supplement policies to United Teacher Associates Insurance Company. These policies paid for hospital deductibles, co-payments and coinsurance for which an individual enrolled in the traditional Medicare program is responsible. Through June 30, 2000, Medicare supplement premium revenues totaled approximately $29 million or less than one percent of the Company’s total premium revenues.

Medicaid Product

          Medicaid is a federal program that is state-operated to facilitate the delivery of health care services to low-income residents. Each state which chooses to do so develops, through a state specific regulatory agency, a Medicaid managed care initiative which must be approved by HCFA. HCFA requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently use either a formal proposal process reviewing many bidders or award individual contracts to qualified bidders, which apply for entry to the program. In either case, the contractual relationship with the state is generally for a one-year period. Management believes that the risks associated with participation in a state Medicaid managed care program are similar to the risks associated with the Medicare HMO product discussed previously. In both instances, the Company receives a fixed monthly payment from a government agency for which it is required to provide health insurance coverage to enrolled members. Due to the increased emphasis on state health care reform and budgetary constraints, more states are utilizing a managed care product in their Medicaid programs.

           The Company’s Medicaid contracts are generally annual contracts with various states except for the two-year contract with the Health Insurance Administration in Puerto Rico, which expires April 30, 2001. The Company has submitted a bid for the renewal of the contract with Puerto Rico and at this time is unable to predict if it will be renewed, under what terms, and what effect any such renewal or non-renewal will have on its financial position, results of operations or cash flows. Effective June 30, 2000, the Company transferred its North Florida Medicaid business covering approximately 94,000 Medicaid members to HealthEase of Florida Inc., an affiliate of Well Care HMO, Inc. In January 2001, the Company transferred its Wisconsin Medicaid business to Managed Health Services Insurance Corp. The Company has also reached an agreement to transfer its Medicaid business in selective Texas markets to Superior Health Plan, Inc. subject to the approval of regulators in Texas. The Wisconsin and Texas transactions impact approximately 70,000 Medicaid members. For the year ended December 31, 2000, premium revenues from the Company’s Medicaid products totaled approximately $661 million or six percent of the Company’s total premium revenues. At December 31, 2000, the Company had approximately 412,500 and 163,000 Medicaid members in the Commonwealth of Puerto Rico and in four states, respectively.

TRICARE

          In 1993, the Company established Humana Military Healthcare Services, Inc. (a wholly owned subsidiary of the Company), to enter into contracts to provide health insurance coverage to the dependents of active duty military personnel and retired military personnel and their dependents. In November 1995, the United States Department of Defense awarded the Company its first TRICARE contract covering approximately 1.1 million eligible beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee and Eastern Louisiana.

          On July 1, 1996, the Company began providing health insurance coverage to these approximate 1.1 million eligible beneficiaries. In 2000, the Company renewed its TRICARE contract for up to two additional years subject to annual renewal terms, beginning July 1, 2001. The Company has subcontracted with third parties to provide certain administration and specialty services under the contract. Three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced co-payments by using a network of preferred providers. TRICARE premium revenues were approximately $893 million or nine percent of the Company’s total premium revenues for the year ended December 31, 2000.

          Upon becoming Medicare eligible (normally age 65), TRICARE beneficiaries are required to change from receiving benefits under the TRICARE program to receiving benefits under a Medicare program. Congress passed legislation which becomes effective October 1, 2001, called TRICARE for Life, that allows TRICARE beneficiaries to continue in the TRICARE program even after becoming Medicare eligible.

Other Related Products

          The Company also offers an administrative services only (“ASO”) product to those who self-insure their employee health plans and various specialty products, including dental, group life and short-term disability. ASO and specialty membership at December 31, 2000 totaled approximately 612,800 members and 2.3 million members, respectively. Specialty product premium revenues were approximately $291 million or three percent of the Company’s total premium revenues for the year ended December 31, 2000.

           The following table summarizes the Company’s medical membership at December 31, 2000, by market and product:

	Commercial
(In thousands)	HMO	PPO	Medicaid	Medicare HMO	ASO	TRICARE	Total	Percent of Total
Florida	164.6	108.3	51.3	273.1	4.3	403.2	1,004.8	19.0%
Illinois	304.5	221.6	16.7	91.2	82.7		716.7	13.5
Texas	194.3	272.5	52.7	61.8	14.5		595.8	11.2
Puerto Rico	17.1	39.5	412.5				469.1	8.9
Wisconsin	68.4	41.1	42.3		307.1		458.9	8.7
Ohio	205.2	90.2		6.7	55.8		357.9	6.8
Georgia	14.5	62.8			2.8	263.6	343.7	6.5
Kentucky	113.1	144.7		16.1	29.8		303.7	5.7
South Carolina		13.1			0.6	130.7	144.4	2.7
Tennessee		38.5			19.2	70.9	128.6	2.4
Missouri/Kansas	62.8	18.5		21.7	11.9		114.9	2.2
Alabama		0.8				98.9	99.7	1.9
Colorado		95.8			0.2		96.0	1.8
Indiana		64.8			30.4		95.2	1.8
Arizona	20.0	25.5		23.6	22.8		91.9	1.7
Mississippi		5.2			0.4	74.5	80.1	1.5
Others	3.5	134.9			30.3	28.6	197.3	3.7

Totals	1,168.0	1,377.8	575.5	494.2	612.8	1,070.4	5,298.7	100.0%

Provider Arrangements

          In certain situations, the Company’s HMOs contract with individual or groups of primary care physicians, generally for an actuarially determined, fixed, per-member-per-month fee referred to as a “capitation” payment. Under these arrangements, physicians are paid a fixed amount to provide services to their members. These contracts typically obligate primary care physicians to provide or make referrals to specialty physicians and other providers for the provision of all covered health care services to HMO members. The capitation payment does not vary with the nature or extent of services to the member and is generally designed to shift a portion of the HMOs financial risk to the primary care physician. The degree to which the Company uses capitation arrangements varies by provider.

          The Company also contracts with medical specialists and other providers to which a primary care physician may refer a member. The contracts with specialists may be capitation arrangements or may provide for payment on a fee-for-service basis based on negotiated fees. Typically, payments by the Company to these specialists and other providers reduce the ultimate payment that otherwise would be made to primary care physicians. The Company’s HMOs also have arrangements under which physicians can earn bonuses when certain target goals relating to the provision of patient care are met. The Company’s contracts with capitated physicians generally provide for stop-loss coverage so that a physician’s financial risk for any single member is limited to a certain amount on an annual basis.

          The focal point for cost control in the Company’s HMOs is the primary care physician who, under contract, provides services, and controls utilization of appropriate services, by directing or approving hospitalization and referrals to specialists and other providers. In addition, the Company utilizes a Hospital Inpatient Management System (“HIMS”) which controls costs by allowing specially trained physicians to manage the entire range of medical care while an HMO member is in the hospital, and coordinate the member’s discharge and care after discharge. Cost control is further achieved by directly negotiating provider discounts. Cost control in the Company’s PPOs is achieved primarily by establishing a cost-effective network of participating health care providers and providing incentives for members to use such providers. These providers are generally paid on a negotiated fee-for-service basis. With respect to both HMO and PPO products, cost control is further achieved through the use of a utilization review system designed to allow only necessary hospital admissions, lengths of stay and necessary or appropriate medical procedures. The Company’s HMOs and PPOs generally contract for hospital services under per-diem arrangements for inpatient hospital services and discounted fee-for-service arrangements for outpatient services. During the year ended December 31, 2000, approximately 42 percent of the Company’s total medical costs were for services provided to its members in hospitals or related facilities.

          The Company has certain risk-sharing contracts whereby providers also assume a specified level of risk for covered health care services to its members. Under these risk-sharing arrangements, referred to as global capitation contracts, providers are paid a monthly capitation payment per covered member to assume risk for all health care services including professional and institutional (i.e. hospital) costs. The capitation payments are based on a specified percentage of premiums (typically 78 to 88 percent). The Company continually monitors the financial viability and/or effectiveness of these risk-sharing arrangements. At December 31, 2000, approximately 30 to 40 percent and 40 to 50 percent of the Company’s commercial HMO and Medicare HMO membership, respectively, were under some form of risk-sharing arrangement deemed financially viable and/or effective. Under many of its arrangements, the Company remains financially responsible for the cost of covered medical services if its contractors fail to perform their obligations under the contract.

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

Quality Assessment

          The Company’s quality assessment program consists of several internal programs such as those that credential providers, and those designed to meet the standards of audits by federal and state agencies and external accreditation standards. The Company also offers quality and outcome measurement and improvement programs such as the Health Plan Employer Data Information Sets or HEDIS.

          Physicians participating in the Company’s HMO networks must satisfy specific criteria, including licensing, hospital admission privileges, patient access, office standards, after-hours coverage and many other factors. Participating hospitals must also meet accreditation criteria established by HCFA and/or the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”).

          Participating HMO physicians are recredentialed regularly. Recredentialing of primary care physicians (“PCPs”) includes verification of license; review of malpractice liability claims history; board certification, if applicable; and review of quality complaints, member appeals and grievances. Committees, composed of a peer group of physicians, review participating PCPs being considered for credentialing and recredentialing.

          The Company requests accreditation for certain of its HMO plans from the National Committee for Quality Assurance (“NCQA”) and the American Accreditation Healthcare Commission/URAC (“AAHC/URAC”). Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO.

           JCAHO performs reviews of standards for rights, responsibilities and ethics, continuum of care, education and communication, health promotion and disease prevention, management of human resource information and improving network performance. Humana Medical Plan, Inc. in Ft. Walton Beach, Florida received a three-year accreditation from JCAHO in 1998.

          NCQA performs reviews for quality improvement, credentialing, utilization management, preventative health, member rights and responsibilities and medical records. As of January 31, 2001, seven of Humana’s markets have received commendable accreditation from NCQA for all HMO product lines. Humana Medical Plan, Inc. in Central Florida (which includes Daytona Beach and Orlando), Humana Medical Plan, Inc. in North Florida (Jacksonville), Humana Medical Plan, Inc. in South Florida, Humana Health Plan, Inc. in Chicago, Illinois, Humana Health Plan, Inc. and Humana Kansas City, Inc. in Kansas City, Missouri, Humana Health Plan, Inc. in Louisville, Kentucky and Humana Health Plan of Ohio, Inc. d/b/a Humana/ChoiceCare in Cincinnati, Ohio. Humana Medical Plan, Inc. in Tampa Bay has received commendable accreditation for the commercial product line and the Medicare HMO product line received accredited status.

          AAHC/URAC performs reviews of standards for confidentiality, staff qualifications and credentials, program qualifications, quality improvement programs, accessibility and on site review procedures, information requirements, utilization review procedures and appeals. AAHC/URAC accreditation was received for all Humana HMO markets which have utilization management functions performed in the Green Bay, Wisconsin or Louisville, Kentucky service centers and for Humana Military Healthcare Services, Inc., which administers the TRICARE program.

Sales and Marketing

          Individuals become members of the Company’s commercial HMOs and PPOs through their employer or other groups which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums and make payroll deductions for any premiums payable by the employees. The Company attempts to become an employer’s or group’s exclusive source of health insurance benefits by offering HMO and PPO products that provide cost-effective quality health care coverage consistent with the needs and expectations of the employees or members.

          The Company uses various methods to market its commercial, Medicare HMO and Medicaid products, including television, radio, the Internet, telemarketing and mailings. At December 31, 2000, the Company used approximately 49,700 licensed independent brokers and agents and approximately 480 licensed employees to sell the Company’s commercial products. Many of the Company’s employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. The Company generally pays brokers a commission based on premiums, with commissions varying by market and premium volume.

          At December 31, 2000, the Company used approximately 815 employed sales representatives, who are each paid a salary and/or per member commission, to market the Company’s Medicare HMO and Medicaid products. The Company also used approximately 310 telemarketing representatives who assisted in the marketing of Medicare HMO and Medicaid products by making appointments for sales representatives with prospective members.

Risk Management

          Through the use of internally developed underwriting criteria, the Company determines the risk it is willing to assume and the amount of premium to charge for its commercial products. In most instances, employer and other groups must meet the Company’s underwriting standards in order to qualify to contract with the Company for coverage. Small group reform laws in some states have imposed regulations which provide for guaranteed issue of certain health insurance products and prescribe certain limitations on the variation in rates charged based upon assessment of health conditions.

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

          The Company is subject to various governmental audits, investigations and enforcement actions. These include possible government actions relating to the Employee Retirement Income Security Act (“ERISA”), FEHBP, federal and state fraud and abuse laws, and other laws relating to Medicare, including adjusted community rating development, special payment status, payments for emergency room visits, and various other areas. Any such government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. The Company is currently involved in various government investigations, audits and reviews, some of which are under ERISA, and the authority of state departments of insurance. On May 31, 2000, the Company entered into a Corporate Integrity Agreement with the Office of the Inspector General (“OIG”) for the Department of Health and Human Services (“HHS”) as part of a settlement of a Medicare overpayment issue arising from an OIG audit. The Company does not believe the results of current audits or investigations, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.
           Of the Company’s 10 licensed and active HMO subsidiaries as of March 1, 2001, seven are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. To obtain federal qualification, an HMO must meet certain requirements, including conformance with benefit, rating and financial reporting standards. In certain markets, and for certain products, the Company operates HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

          As of March 1, 2001, four subsidiaries (Humana Medical Plan, Inc., Humana Health Plan of Texas, Inc., Humana Health Plan, Inc., and Humana Kansas City, Inc.) hold HCFA contracts under the M+C program to sell Medicare HMO products in eight states.

          HCFA conducts audits of HMOs qualified under its M+C program at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMOs’ administration and management (including management information and data collection systems), fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems.

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

          The Company’s subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. Generally, the amount of dividend distributions that may be paid by regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. As of December 31, 2000, the Company’s regulated subsidiaries maintained aggregate statutory capital and surplus of approximately $824 million, compared with their aggregate minimum statutory capital and surplus requirements of approximately $616 million.

           Most of the Company’s statutory entities are impacted by the implementation of risk-based capital (“RBC”) requirements recommended by the National Association of Insurance Commissioners. Several states are currently in the process of phasing these requirements in for HMOs over a number of years. If RBC were fully implemented today, the Company would be required to fund additional capital into specific entities of approximately $95 million. After this capital infusion, the Company would have $186 million of aggregate statutory capital and surplus above the required minimum level.

          The Company files statutory-basis financial statements with state regulatory authorities in all states in which the Company conducts business. On January 1, 2001, changes to the statutory basis of accounting, known as the Codification guidance, became effective. The cumulative effect of these changes will be recorded as a direct adjustment to January 1, 2001 statutory surplus. The effect of the adoption is not expected to materially impact the Company’s compliance with aggregate minimum statutory capital and surplus requirements.

          Management works proactively to ensure compliance with all governmental laws and regulations affecting the Company’s business.

Health Care Reform

          There continue to be diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation’s health care system.

Federal

          In 2000, Congress passed BIPA amending certain provisions of the Balanced Budget Act of 1997 (“BBA”) and certain provisions of the Medicare, Medicaid and State Children’s Health Insurance Program Balanced Budget Refinement Act of 1999 (“BBRA”). The BBA changed the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education, increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period and directed HCFA to implement a risk adjusted mechanism on its monthly member payment to Medicare plans over the same period. These changes have had the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals. Congress has subsequently lengthened this timetable to allow the risk adjusted mechanism to be fully implemented by 2007. BIPA, among other things, enacted modest increases to the payment formula for Medicare plans. While the Company believes that these increases and modifications restore some Medicare reimbursement, pending legislative and regulatory initiatives could cause the Company to again consider increasing enrollee out-of-pocket costs, modifying benefits or exiting markets. On January 1, 2001, the Company ceased providing its Medicare product in 45 M+C counties and raised or established premiums and reduced benefits in others. With the increased payment anticipated March 1, 2001 related to BIPA, the Company reduced some beneficiary premiums for some plans and used the rest of the increased payment to stabilize its provider networks in its remaining markets.

          Other federal laws which govern the Company’s business and which significantly affect its operations include, among others, the Newborn’s and Mothers’ Health Protection Act of 1996 (“NMHP”). The NMHP generally prohibits group health plans and health insurance issuers from restricting benefits for a mother’s or newborn child’s hospital stay in connection with childbirth to less than 48 hours for a normal delivery and to less than 96 hours for a cesarean section.

          The Employee Retirement Income Security Act of 1974 (“ERISA”) governs self-funded plans. There have been recent legislative attempts to limit ERISA’s preemptive effect on state laws. If such limitations are enacted, they might increase the Company’s exposure under state law claims that relate to self-funded plans administered by the Company and may permit greater state regulation of other aspects of those business operations.

           The U.S. Department of Labor published regulations that revise claims procedures for employee benefit plans governed by ERISA (insured and self-insured), effective for claims filed on or after January 1, 2002. Although the cost of complying with these regulations is likely to be significant, the Company cannot predict the ultimate impact on its business or results of operations in future periods.

          The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in 1996. The provisions of HIPAA that have already been implemented govern rules related to market reforms, including portability and guarantee issue requirements. In 2000, administrative simplification of certain electronic health care transactions, including code sets, were issued under HIPAA. However, regulations mandated by HIPAA on privacy standards have recently been opened back up for comment. The electronic health care transactions regulations require compliance by October 2002, while the privacy regulation under the current timetable becomes effective in April of 2003. Final regulations governing security standards and provider and employer identifiers are expected to be promulgated during 2001. Proposed regulations for health plan identifiers have yet to be published. The Company is taking administrative steps to be in compliance with the privacy and transactions regulations as promulgated under HIPAA. Congress and the new Administration are likely to review the effectiveness and implementation of these new rules, in particular the costs of implementation.

          Further in 1999, Congress passed the Financial Services Modernization Act (“Gramm Leach Bliley Act”) that includes provisions related to privacy standards for personal information to be implemented by both the federal government and the states. The effective date for compliance with this provision of the law is July 2001. Many states are currently enacting laws or regulations to implement the federal law. The Company intends to comply with such provisions.

          A law, entitled Electronic Signatures and Global and National Commerce Act, was enacted in June 2000 that provides, under secured electronic technology systems, the same legal status to electronic transactions, including health insurance transactions, as is given to paper transactions. This law was effective October 2000 and supports the Company’s e-commerce business.

          There are several other legislative proposals under consideration that include, among other things, a Patient Bill of Rights, expansion of a patient’s right to sue and mandatory external review of health plan coverage decisions. Under some versions of these bills, the Company’s exposure to large jury verdicts could be increased.

          In addition, Congress is evaluating proposals to expand tax credits to provide health insurance for low-income families or expansion of governmental programs to permit enrollment at lower costs. Other proposals include establishing additional protections for personal health information, collective bargaining rights for independent physicians, proposals to reduce the number of medical errors by health care providers and systems of care, and various state and/or federal purchasing pools to allow individuals and small employers to purchase health insurance. Also, Congress is evaluating proposals to expand Medicare benefits to cover prescription drugs for Medicare-eligible seniors. Many of these proposals may require additional administrative costs to ensure compliance and the Company is currently assessing their cost and impact on premiums for the future.

State

          A number of states continue to enact some form of managed care reform. Three of these states in which the Company conducts business (Arizona, Georgia and Texas) have passed health plan liability laws. To date, no significant increase in litigation has arisen as a result; however, management is unable to predict future activity under these laws. Issues relating to managed care consumer protection standards, including increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, clean claim payment timing, physician collective bargaining rights and confidentiality of medical records continue to be under discussion. Further, proposals that place restrictions on the selection and termination of participating health care providers also are receiving review.

           During 2001, a number of states will consider health plan liability, clean claim payment timing, physician collective bargaining rights and confidentiality of personal health information. A few states are also expected to consider rules for selecting and terminating contracted physicians, small group purchasing alliances and small group rating legislation.

          Management believes that the liability and privacy discussions in most states will follow the framework of pending federal legislation or current federal law respectively. The clean claims legislation generally reflects refinements of existing prompt payment laws.

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

Employees

          As of December 31, 2000, the Company had approximately 15,600 employees, including approximately 50 employees covered by collective bargaining agreements. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2.    PROPERTIES

          The Company owns its principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition, the Company owns buildings in Louisville, Kentucky, San Antonio, Texas, Green Bay, Wisconsin and Jacksonville, Florida and leases facilities in Madison, Wisconsin, all of which are used for customer service and claims processing. The Louisville and Green Bay facilities also perform enrollment processing and other corporate functions.

          The Company also owns or leases medical centers ranging in size from approximately 1,500 to 80,000 square feet. Most of these medical centers are no longer operated by the Company but, rather, are leased to their provider operators. The Company’s administrative market offices are generally leased, with square footage ranging from approximately 700 to 89,000. The following chart lists the location of properties used in the Company’s operations at December 31, 2000:

	Medical Centers		Administrative Offices		Total
	Owned	Leased	Owned	Leased
Florida	6	83	3	43	135
Puerto Rico				25	25
Illinois	3	10		11	24
Texas	5	5	3	3	16
Kentucky	6	1	3	6	16
Wisconsin			1	8	9
Missouri/Kansas	3	4		1	8
California				4	4
Ohio				3	3
Other	1	1	1	46	49

Total	24	104	11	150	289

ITEM 3.    LEGAL PROCEEDINGS

Securities Litigation

          Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The complaints contained the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company’s financial condition, primarily with respect to the impact of negotiations over renewal of the Company’s contract with HCA-The Healthcare Company, formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) and SEC Rule 10b-5 and Section 20(a) of the 1934 Act and seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999, and ending (in all complaints) on April 8, 1999. Plaintiffs moved for consolidation of the actions, now styled In Re Humana Inc. Securities Litigation, and filed a Consolidated Complaint. On April 28, 2000, the defendants filed a motion requesting dismissal of the Consolidated Complaint. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action. On November 30, 2000, the plaintiffs filed a notice of appeal to the Court of Appeals for the Sixth Circuit. The Company believes the above allegations are without merit and intends to continue to pursue defense of the action.

          In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America (“PCA”) and certain of its former directors and officers. PCA was acquired by the Company by a merger effective September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The Consolidated Complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage, seeking a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. Defendants intend promptly to move for summary judgment on the third-party complaint.

Managed Care Industry Class Action Litigation

          The Company is involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against the Company, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida (the “Court”) and are now styled In re Managed Care Litigation. The cases include separate suits against the Company and six other managed care companies that purport to have been brought on behalf of members (so-called “Subscriber Track” cases) and a single action against the Company and seven other companies that purport to have been brought on behalf of providers (so-called “Provider Track” case).

          In the Subscriber Track cases, the plaintiffs seek a recovery under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) for all persons who are or were Humana subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers’ health benefit plans governed by ERISA, and who are or were Humana subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that Humana intentionally concealed from members certain information concerning the way in which it conducts business, including the methods by which it pays providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised. The Complaint also alleges an industry-wide conspiracy to engage in the various alleged improper practices. The Company filed a motion to dismiss the complaint on July 14, 2000. A hearing before the Court on the motion was held on August 17, 2000. On August 15, 2000, the plaintiffs filed their Amended Motion for Class Certification, seeking a class consisting of all members of Humana’s medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. Humana filed its opposition to the motion for class certification on November 15, 2000. Oral argument on the Motion for Class Certification is set for May 8, 2001.

          In the Provider Track case, the plaintiffs assert that the companies improperly (i) paid providers’ claims and (ii) “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. The Company moved to dismiss the Provider Track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims, including the RICO claim, pursuant to the defendants’ several Motions to Dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association purport to bring their actions against Humana, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. On October 27, 2000, the Provider Track plaintiffs filed a motion for class certification. The Company filed its opposition to that motion on November 17, 2000. Oral argument on the Motion for Class Certification is set for May 7, 2001.

          The Court also remanded to state court another case brought on behalf of providers, Cutler v. Humana Medical Plan, Inc. et al., which had been removed by the Company to federal court. That case primarily asserts that Humana improperly “downcoded” certain claims of the plaintiff provider. Also, cases making allegations similar to the Provider Track cases have been brought in other jurisdictions but not consolidated for procedural reasons.

           The Company intends to continue to defend these actions vigorously.

Chipps v. Humana Health Insurance Company of Florida, Inc.

          On January 4, 2000, a jury in Palm Beach County, Florida, issued an approximately $80 million verdict in a case arising from removal of an insured from a special case management program. The award included approximately $78.5 million for punitive damages, $1 million for emotional distress and $29,000 for contractual benefits. The defendant, Humana Health Insurance Company of Florida, Inc., filed its notice of appeal to the Fourth District Court of Appeals in Florida on March 13, 2000. Oral argument has been set for May 1, 2001.

Government Audits and Other Litigation and Proceedings

          In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters as are involved in the purported class action lawsuits described above (See Managed Care Industry Class Action Litigation). While the Attorney General has filed no action against the Company, he has indicated that he may do so in the future.

          On May 31, 2000, the Company entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”) of the Department of Health and Human Services. The CIA was part of a $15 million settlement with the OIG and Department of Justice of a Medicare premium overpayment issue. Under the CIA, the Company is obligated to, among other things, provide training, conduct periodic audits and make periodic reports to the OIG.

          In addition, the Company’s business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been increased scrutiny by these regulators of the managed health care companies’ business practices, including claims payment practices and utilization management. The Company has been and continues to be subject to such reviews. Some of these could require changes in some of the Company’s practices and could also result in fines or other sanctions.

          The Company also is involved in other lawsuits that arise in the ordinary course of its business operations, including claims of medical malpractice, bad faith, failure to properly pay claims, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, challenges to subrogation practices, and claims relating to performance of contractual obligations to providers and others. Recent court decisions and pending state and federal legislative activity may increase the Company’s exposure for any of these types of claims.

          Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from the Company’s wholly-owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., the Company’s insurance carriers have preliminarily indicated they believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

          Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits, including any appeals, like the appeal of the Chipps case, cannot be accurately predicted with certainty. Therefore, such legal actions could adversely affect the Company’s financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company’s common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Tape:

	High	Low
Year Ended December 31, 2000
First quarter	9.2500	6.1250
Second quarter	8.6875	4.7500
Third quarter	10.7500	5.2500
Fourth quarter	15.3750	10.5000
Year Ended December 31, 1999
First quarter	20.7500	16.9375
Second quarter	16.4375	11.0000
Third quarter	13.1250	6.8750
Fourth quarter	8.2500	5.8750

          As of March 1, 2001, there were approximately 7,600 holders of record of the Company’s common stock.

          Since February 1993, the Company has not declared or paid any cash dividends on its common stock. The Company does not presently intend to pay dividends on its common stock and will retain its earnings for future operations and growth of its businesses.

ITEM 6.    SELECTED FINANCIAL DATA

	For the years ended December 31,
	2000(a)	1999(b)	1998(c)	1997(d)	1996(e)
	(Dollars in millions, except per share results)
Summary of Operations
Premiums	$ 10,395	$ 9,959	$ 9,597	$ 7,880	$ 6,677
Investment and other income, net	119	154	184	156	111

Total revenues	10,514	10,113	9,781	8,036	6,788

Income (loss) before income taxes	114	(404)	203	270	18
Net income (loss)	90	(382)	129	173	12
Basic earnings (loss) per common share	0.54	(2.28)	0.77	1.06	0.07
Diluted earnings (loss) per common share	0.54	(2.28)	0.77	1.05	0.07

Financial Position
Cash and investments	$ 2,307	$ 2,779	$ 2,844	$ 2,828	$ 1,921
Total assets	4,167	4,900	5,496	5,600	3,306
Medical and other expenses payable	1,181	1,756	1,908	2,075	1,099
Debt and other long-term obligations	742	830	977	1,057	361
Stockholders’ equity	1,360	1,268	1,688	1,501	1,292

Operating Data
Medical expense ratio	84.5%	85.7%	83.8%	82.8%	84.3%
Administrative expense ratio	15.3%	15.0%	15.2%	15.5%	15.5%
Medical membership by segment:
Health Plan:
Large group commercial	1,257,800	1,420,500	1,559,700	1,661,900	1,435,000
Medicare HMO	494,200	488,500	502,000	480,800	364,500
Medicaid and other	575,500	661,100	700,400	704,000	152,900
TRICARE	1,070,400	1,058,000	1,085,700	1,112,200	1,103,000
Administrative services	612,800	648,000	646,200	651,200	471,000

Total Health Plan	4,010,700	4,276,100	4,494,000	4,610,100	3,526,400
Small Group:
Small group commercial	1,288,000	1,663,100	1,701,800	1,596,700	1,324,600

Total medical membership	5,298,700	5,939,200	6,195,800	6,206,800	4,851,000

Specialty membership:
Dental	1,665,900	1,628,200	1,375,500	936,400	844,800
Other	678,900	1,333,100	1,257,800	1,504,200	1,039,400

Total specialty membership	2,344,800	2,961,300	2,633,300	2,440,600	1,884,200

(a)	Includes the operations of Memorial Sisters of Charity Health Network since January 31, 2000, its date of acquisition.

(b)
Includes charges of $585 million pretax ($499 million after tax, or $2.97 per diluted share) primarily related to goodwill write-down, losses on non-core asset sales, professional liability reserve strengthening, premium deficiency and medical reserve strengthening.

(c)
Includes charges of $132 million pretax ($84 million after tax, or $0.50 per diluted share) primarily related to the costs of certain market exits and product discontinuances, asset write-offs, premium deficiency and a one-time non-officer employee incentive.

(d)
Includes the operations of Health Direct, Inc., Physician Corporation of America and ChoiceCare Corporation since their dates of acquisition, February 28, 1997, September 8, 1997 and October 17, 1997, respectively.

(e)
Includes charges of $215 million pretax ($140 million after tax, or $0.85 per diluted share) primarily related to the closing of the Washington, D.C. and certain other markets, severance and facility costs for workforce reductions, product discontinuance costs, premium deficiency, litigation and other costs.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The consolidated financial statements of Humana Inc. (the “Company” or “Humana”) in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in the Company’s press releases, investor presentations, and in oral statements made by or with the approval of one of the Company’s executive officers, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results discussed in the forward-looking statements. Readers are cautioned that a number of factors, which are described in the “Cautionary Statements” section of this report, could adversely affect the Company’s ability to obtain these results.

INTRODUCTION

          Humana Inc. is one of the nation’s largest publicly traded health services companies offering coordinated health insurance coverage, primarily to employer groups and government-sponsored plans, through a variety of product options including health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). The Company also offers an administrative services only (“ASO”) product to those who self-insure their employee health plans and various specialty products, including dental, group life and short-term disability. In total, the Company’s products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 29 percent of its premium revenues in the state of Florida.

          During 1999 and 2000, the Company was organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company’s large group commercial (100 employees and over), Medicare, Medicaid, ASO and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, investment income and interest expense, but no assets, to the segments. Members in the same geographic area that are served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group commercial employers has historically been more competitive than that to small group commercial employers, resulting in less favorable underwriting margins for the large group commercial line of business. Costs to distribute and administer products to small group commercial employers are higher compared to large group commercial employers resulting in small group’s higher administrative expense ratio. The Company is in the process of repositioning its lines of business and its distribution focus towards a more commercial line emphasis, including commercial products sold to customers who self-insure their financial exposure. As a result of this repositioning, the Company announced a management realignment during the first quarter of 2001. Future quarterly and annual financial reports will give effect to this realignment.

          During 2000, the Company initiated a strategy to improve the financial results of the Company while simultaneously positioning it for future growth. The strategy involves eliminating non-core businesses and focusing on improving the infrastructure related to its core businesses. Non-core businesses, which as of December 31, 2000, include less than five percent of total medical membership, are defined as those operations or products that are both unprofitable and for which the Company believes there is no long-term opportunity. Core businesses include those that have critical market mass, growth potential, a history of steady performance and are either profitable or have the potential to be profitable in the near term.

          Steps taken throughout the year evidence the Company’s commitment to eliminating its non-core businesses. The Company completed transactions to divest its workers’ compensation, North Florida Medicaid and Medicare supplement businesses. On January 1, 2001, the Company ceased providing its Medicare product in 45 Medicare counties and substantially completed its exit from 17 small group commercial states.

          The focus on core operations was broad-based and included rebuilding large group commercial and ASO infrastructures along with a renewed dedication to fundamentals such as premium renewal adequacy, provider contracting, and claims cost management. That renewed focus, combined with significant investments in technology and product development are helping position the Company for future growth.

RECENT TRANSACTIONS

Divestitures

          During 2000, the Company completed transactions to divest its workers’ compensation, North Florida Medicaid and Medicare supplement businesses. The Company previously estimated and recorded a $118 million loss in 1999 related to these divestitures. There was no change in the estimated loss during 2000. Divested assets, consisting primarily of investment securities and reinsurance recoverables, totaled $653 million. Divested liabilities, consisting primarily of workers’ compensation and other reserves, totaled $437 million. Cash proceeds were $98 million ($29 million net of divested subsidiaries’ cash) for the year ended December 31, 2000. Revenue and pretax results associated with these businesses for the years ended December 31, 2000, 1999 and 1998 were as follows:

	Years ended December 31,
	2000	1999	1998
	(In millions)
Revenues	$103	$218	$213
Pretax results	$ (8)	$ (13)	$ 20

Acquisitions

          During 2000, the Company acquired a Houston-based health plan, two operating shell entities for future business initiatives, and a hospital in-patient management services firm for $77 million ($13 million net of acquired subsidiaries’ cash).

          On June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. (“FPA”), FPA’s lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $14 million in cash. The Company has subsequently transferred operating responsibility for all acquired FPA medical centers under long-term provider agreements.

          The above acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company allocated the acquisition cost to net tangible and identifiable intangible assets based upon their fair value. Identifiable intangible assets primarily relate to provider and subscriber contracts and the cost of the acquired licenses. Any remaining value not assigned to net tangible or identifiable intangible assets was then allocated to cost in excess of net assets acquired, or goodwill. Goodwill and identifiable intangible assets acquired, recorded in connection with the acquisitions were $52 million and $17 million in 2000 and 1999, respectively. The identifiable intangible assets are being amortized over periods ranging from five to 20 years while goodwill is being amortized over periods ranging from six to 20 years. Unaudited pro forma results of operations information has not been presented because the effects of these acquisitions were not, individually or in the aggregate, significant to the Company’s results of operations or financial position.

          At December 31, 2000, goodwill and identifiable intangible assets represented 62 percent of total stockholders’ equity. In accordance with the Company’s policy, the carrying values of all long-lived assets, including goodwill and identifiable intangible assets, are periodically reviewed by management for impairment whenever adverse events or changes in circumstances occur. In addition, management periodically reviews the reasonableness of the estimated useful life assigned to goodwill and identifiable intangible assets. Impairment losses and/or changes in the estimated useful life related to these assets could have a material adverse impact on the Company’s financial position and results of operations.

          During 1999, the Company recorded an impairment loss and, effective January 1, 2000, adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years as discussed in the section that follows—1999 CHARGES.

1999 AND 1998 ASSET WRITE-DOWNS AND OPERATIONAL CHARGES

          The following table presents the components of the asset write-downs and operational charges and their respective classifications in the 1999 and 1998 Consolidated Statements of Operations:

	Medical	Selling, General and Administrative	Asset Write- Downs and Other	Total
	(In millions)
1999:
Premium deficiency	$50			$ 50
Reserve strengthening	35			35
Provider costs	5			5
Long-lived asset impairment			$342	342
Losses on non-core asset sales			118	118
Professional liability reserve strengthening and other costs		$35		35

Total 1999	$90	$35	$460	$585

1998:
Premium deficiency	$46			$ 46
Provider costs	27			27
Market exit costs			$ 15	15
Losses on non-core asset sales			12	12
Merger dissolution costs			7	7
Non-officer employee incentive and other costs		$25		25

Total 1998	$73	$25	$ 34	$132

1999 CHARGES

Premium Deficiency, Reserve Strengthening and Provider Costs

          As a result of management’s assessment of the profitability of its contracts for providing health insurance coverage to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million during the first quarter of 1999. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 HCA—The Healthcare Company, formerly Columbia/HCA Healthcare Corporation (“HCA”), hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability in 1999 was $50 million.

          Prior period adverse claims development primarily in the Company’s PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in the $35 million reserve strengthening. The Company releases or strengthens medical claims reserves when favorable or adverse development in prior periods exceed actuarial margins existing in the reserves. In addition, the Company paid HCA $5 million to settle certain contractual issues associated with the March 31, 1999 hospital agreement in Florida.

Long-Lived Asset Impairment

          Historical and current period operating losses in certain of the Company’s markets prompted a review during the fourth quarter of 1999 for the possible impairment of long-lived assets. This review indicated that estimated future undiscounted cash flows were insufficient to recover the carrying value of long-lived assets, primarily goodwill, associated with the Company’s Austin, Dallas and Milwaukee markets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $342 million. Estimated fair value was based on discounted cash flows.

          The long-lived assets associated with the Austin and Dallas markets primarily resulted from the Company’s 1997 acquisition of Physician Corporation of America (“PCA”). Operating losses in Austin and Dallas were related to the deterioration of risk-sharing arrangements with providers and the failure to effectively convert the PCA operating model and computer platform to Humana’s. The long-lived assets associated with the Milwaukee market primarily resulted from the Company’s 1994 acquisition of CareNetwork, Inc. Operating losses in Milwaukee were the result of competitor pricing strategies resulting in lower premium levels to large employer groups as well as market dynamics dominated by limited provider groups causing higher than expected medical costs.

          In conjunction with its 1999 goodwill impairment, the Company also reviewed the estimated life assigned to goodwill. Effective January 1, 2000, the Company adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years.

          The $342 million long-lived asset impairment decreased future depreciation and amortization expense $13 million annually ($13 million after tax, or $0.08 per diluted share), while the change in the amortization period of goodwill increased future amortization expense $25 million annually ($24 million after tax, or $0.15 per diluted share).

Losses on Non-Core Asset Sales

          Between December 30, 1999 and February 4, 2000, the Company entered into definitive agreements to sell its workers’ compensation, Medicare supplement and North Florida Medicaid businesses. Since the carrying value of the net assets of these businesses exceeded the estimated fair value, the Company recorded a $118 million loss in 1999. The estimated fair value was established based upon definitive sale agreements, net of expected transaction costs. During the first half of 2000, the Company completed the sale of these businesses. There was no change in the estimated loss during 2000.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Professional Liability Reserve Strengthening and Other Costs

          The Company insures substantially all professional liability risks through a wholly owned captive insurance subsidiary (the “Subsidiary”). The Subsidiary recorded an additional $25 million expense during the fourth quarter of 1999 primarily related to expected claim and legal costs to be incurred by the Company.

          In addition, other expenses of $10 million were recorded during the fourth quarter of 1999 related to a claim payment dispute with a contracted provider and government audits.

1998 CHARGES

Market Exits, Non-Core Asset Sales and Merger Dissolution Costs

          On August 10, 1998, the Company and UnitedHealth Group Incorporated, formerly United HealthCare Corporation (“United”), announced their mutual agreement to terminate the previously announced Agreement and Plan of Merger, dated May 27, 1998. The planned merger, among other things, was expected to improve the operating results of the Company’s products and markets due to overlapping markets with United. Following the merger’s termination, the Company conducted a strategic evaluation, which included assessing the Company’s competitive market positions and profit potential. As a result, the Company recognized expenses of $34 million during the third quarter of 1998. The expenses included $15 million of costs associated with exiting five markets, $12 million of losses on disposals of non-core assets and $7 million of merger dissolution costs.

          The costs associated with the market exits of $15 million included severance, lease termination costs as well as write-offs of equipment and uncollectible provider receivables. The planned market exits were Sarasota and Treasure Coast, Florida, Springfield and Jefferson City, Missouri and Puerto Rico. Severance costs were estimated based upon the provisions of the Company’s employee benefit plans. The plan to exit these markets was expected to reduce the Company’s market office workforce, primarily in Puerto Rico, by approximately 470 employees. In 1999, the Company reversed $2 million of the severance and lease discontinuance liabilities after the Company contractually agreed with the Health Insurance Administration in Puerto Rico to extend the Company’s Medicaid contract, with more favorable terms. The Company estimated annual pretax savings of approximately $40 million, after all market exits were completed by June 30, 1999, primarily from a reduction in underwriting losses. Approximately 100 employees were ultimately terminated resulting in insignificant severance payments. Substantially all lease termination costs were paid as of December 31, 1999.

          In accordance with the Company’s policy on impairment of long-lived assets, equipment of $5 million in the exited markets was written down to its fair value after an evaluation of undiscounted cash flows in each of the markets. The fair value of equipment was based upon discounted cash flows for the same markets. Following the write-down, the equipment was fully depreciated.

Premium Deficiency and Provider Costs

          As a result of management’s assessment of the profitability of its contracts for providing health insurance coverage to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $46 million during the third quarter of 1998. The premium deficiency resulted from events prompted by the terminated merger with United wherein the Company had expected to realize improved operating results in those markets that overlapped with United, including more favorable risk-sharing arrangements. The beneficial effect from losses charged to the premium deficiency liability in 1999 and 1998 was $23 million and $17 million, respectively. In 1999, the Company reversed $6 million of premium deficiency liabilities after the Company contractually agreed with the Health Insurance Administration in Puerto Rico to extend the Company’s Medicaid contract, with more favorable terms.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

           The Company also recorded $27 million of expense related to receivables written-off from financially troubled physician groups, including certain bankrupt providers.

Non-Officer Employee Incentive and Other Costs

          During the third quarter of 1998, the Company recorded a one-time incentive of $16 million paid to non-officer employees and a $9 million settlement related to a third party pharmacy processing contract.

COMPARISON OF RESULTS OF OPERATIONS

          In order to enhance comparability as well as to provide a baseline against which historical and prospective periods can be measured, the following discussion comparing results for the years ended December 31, 2000, 1999 and 1998, excludes the previously described charges, but does include the beneficial effect from losses charged to premium deficiency liabilities on operating results for the periods shown, as described above. There were no adjustments to results for 2000. The following table reconciles the results reported on the Consolidated Statements of Operations (“Reported Results”) to the results contained in the following discussion (“Adjusted Results”) for 1999 and 1998:

	Reported Results		Excluded Charges		Adjusted Results
	1999	1998	1999(a)	1998(b)	1999	1998
	(In millions, except per share results)
Consolidated Statements of Operations caption items that are adjusted:
Operating expenses:
Medical	$ 8,532	$8,041	$ (90)	$ (73)	$8,442	$7,968
Selling, general and administrative	1,368	1,328	(35)	(25)	1,333	1,303
Depreciation and amortization	124	128			124	128
Asset write-downs and other charges	460	34	(460)	(34)	—	—

Total operating expenses	10,484	9,531	(585)	(132)	9,899	9,399
(Loss) income from operations	(371)	250	585	132	214	382
(Loss) income before income taxes	(404)	203	585	132	181	335
Net (loss) income	$ (382)	$ 129	$499	$ 84	$ 117	$ 213
Basic (loss) earnings per common share	$ (2.28)	$ 0.77	$2.97	$0.51	$ 0.69	$ 1.28
Diluted (loss) earnings per common share	$ (2.28)	$ 0.77	$2.97	$0.50	$ 0.69	$ 1.27

	Reported Ratios		Ratio Effect of Excluded Charges		Adjusted Ratios
	1999	1998	1999(a)	1998(b)	1999	1998
Medical expense ratios:
Health Plan	87.4%	85.3%	(1.0)%	(0.9)%	86.4%	84.4%
Small Group	81.9%	80.2%	(0.8)%	(0.5)%	81.1%	79.7%

Total	85.7%	83.8%	(0.9)%	(0.8)%	84.8%	83.0%

Administrative expense ratios:
Health Plan	13.0%	13.2%	(0.4)%	(0.2)%	12.6%	13.0%
Small Group	19.3%	19.8%	(0.3)%	(0.4)%	19.0%	19.4%

Total	15.0%	15.2%	(0.4)%	(0.3)%	14.6%	14.9%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

(a)	Reflects the previously discussed medical, administrative, asset write-downs and other charges of $90 million, $35 million and $460 million, respectively.

(b)	Reflects the previously discussed medical, administrative, asset write-downs and other charges of $73 million, $25 million and $34 million, respectively.

Years Ended December 31, 2000 and 1999

          The Company’s premium revenues increased 4.4 percent to $10.4 billion for 2000, compared to $10.0 billion for 1999. Higher premium revenues resulted primarily from strong premium yields partially offset by a decline in commercial membership. Both commercial and Medicare HMO premium yields almost doubled to 12.5 percent and 6.1 percent, respectively, in 2000 compared to 7.4 percent and 3.4 percent, respectively, in 1999. Due to the impact the premium increases had on commercial member retention, total medical membership declined 640,500 with about half of the loss attributable to non-core members. The Company expects commercial and Medicare HMO premium yields to approximate 12 to 13 percent and four to five percent, respectively, in 2001. Commercial medical membership levels are expected to decline during the first half of 2001, then resume growth with year-end commercial medical membership approximating December 31, 2000 levels.

          The Company’s medical expense ratio for 2000 was 84.5 percent, improving 30 basis points compared to an adjusted medical expense ratio of 84.8 percent for 1999 despite the beneficial effect from losses charged to premium deficiency liabilities and favorable workers’ compensation liability adjustments recorded in 1999 but not in 2000. Improving commercial claims experience from lower pharmacy cost trends and the reduction of higher cost, non-core membership was partially offset by higher Medicare utilization in the 45 Medicare counties the Company exited January 1, 2001. Commercial pharmacy cost trends improved to 3.5 percent in 2000 compared to 19.7 percent in 1999 from the conversion of members to a three-tier pharmacy benefit plan.

          The administrative expense ratio increased to 15.3 percent in 2000 from an adjusted ratio of 14.6 percent in 1999. Contributing to this increase were planned investments in infrastructure and technology initiatives, a lower ratio of members to employees, and an increase in amortization expense from the change to a 20-year life for goodwill previously amortized over 40 years.

          Investment and other income totaled $119 million in 2000, compared to $154 million in 1999. The decrease results from a lower average invested balance from the sale of the Company’s workers’ compensation business, lower realized investment gains and a non-recurring $12 million gain in 1999 from the sale of a tangible asset. Interest expense declined $4 million during 2000 from lower average outstanding borrowings.

          The effective tax rate in 2000 was approximately 21 percent compared to an adjusted 35 percent effective tax rate in 1999. The lower effective tax rate was the result of recognizing the benefit of anticipated capital gains for which the Company has available capital loss carryforwards created from the sale of its workers’ compensation business.

          Pretax income totaled $114 million in 2000 compared to adjusted pretax income of $181 million in 1999. Net income was $90 million, or $0.54 per diluted share in 2000 compared to adjusted net income of $117 million, or $0.69 per diluted share in 1999. The earnings decline results from favorable adjustments recorded during 1999, including premium deficiency and workers’ compensation reserve adjustments and a gain from the sale of a tangible asset, as described above. Excluding these items, pretax income would have been $58 million in 1999.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Business Segment Information for the Years Ended December 31, 2000 and 1999

          The following table presents segment medical membership and activity for 2000 and 1999:

	2000			1999
	Health Plan	Small Group	Total	Health Plan	Small Group	Total
	(In thousands)
Beginning medical membership	4,276	1,663	5,939	4,494	1,702	6,196
Sales/acquisition	630	193	823	588	436	1,024
Cancellations/dispositions	(907)	(568)	(1,475)	(778)	(475)	(1,253)
TRICARE change	12		12	(28)		(28)

Ending medical membership	4,011	1,288	5,299	4,276	1,663	5,939

Ending specialty membership	27	2,318	2,345	477	2,484	2,961

          The following table presents certain financial data for the Company’s two segments for the years ended December 31, 2000 and 1999:

	2000	1999(a)
	(Dollars in millions)
Premium revenues:
Health Plan	$ 7,303	$6,847
Small Group	3,092	3,112

	$10,395	$9,959

Adjusted income before income taxes:
Health Plan	$ 54	$ 143
Small Group	60	38

	$ 114	$ 181

Adjusted medical expense ratios:
Health Plan	86.6%	86.4%
Small Group	79.5%	81.1%

	84.5%	84.8%

Adjusted administrative expense ratios:
Health Plan	13.5%	12.6%
Small Group	19.5%	19.0%

	15.3%	14.6%

(a)
Excludes the previously discussed medical expenses of $90 million ($66 million Health Plan and $24 million Small Group), administrative expenses of $35 million ($27 million Health Plan and $8 million Small Group) and asset write-downs and other charges of $460 million ($460 million Health Plan).

Health Plan

          The Health Plan segment’s premium revenues increased 6.7 percent to $7.3 billion in 2000, compared to $6.8 billion in 1999. Large group commercial premiums increased 1.5 percent to $2.4 billion in 2000. This increase was due to higher premium yields ranging from 10 to 11 percent in 2000, compared to five to six percent in 1999, reflecting the Company’s improved pricing. Large group commercial membership fell 11.5 percent to 1,257,800 during 2000 as attrition from pricing actions and the termination of a large account in Texas was partially offset by acquired membership. Medicare HMO premiums increased 12.5 percent to $3.3 billion in 2000 due to higher premium yields and increased membership. Premium yield increased to 6.1 percent during 2000 from the implementation of additional member premiums for many of the Company’s Medicare members and improvement in the mix of members in markets with higher Health Care Financing Administration (“HCFA”) reimbursement rates. Medicare membership increased 5,700 members, or 1.2 percent, despite the exit of 30 Medicare counties on January 1, 2000. This increase was the result of acquired membership along with favorable sales results in certain markets.

          The Health Plan segment’s medical expense ratio was 86.6 percent in 2000, compared to an adjusted medical expense ratio of 86.4 percent in 1999. This 20 basis point increase resulted from the beneficial effect from losses charged to premium deficiency liabilities and favorable workers’ compensation liability adjustments recorded in 1999 but not in 2000 and higher than expected utilization in the 45 Medicare counties the Company exited on January 1, 2001. Partially mitigating this increase was improved large group pharmacy cost trends and the reduction of higher cost, non-core membership. Large group commercial pharmacy cost trends improved to 4.4 percent compared to 18.9 percent from the conversion of members to a three-tier pharmacy benefit plan. The Company reduced higher cost, non-core membership when it terminated a large account in Texas and completed transactions to divest its North Florida Medicaid and Medicare supplement businesses.

          The administrative expense ratio was 13.5 percent in 2000 compared to an adjusted ratio of 12.6 percent in 1999. Contributing to this increase were planned investments in infrastructure and technology initiatives, a lower ratio of members to employees, and an increase in amortization expense from the change to a 20-year life for goodwill previously amortized over 40 years.

          Pretax income totaled $54 million in 2000 compared to adjusted pretax income of $143 million in 1999. The earnings decline results from favorable adjustments recorded during 1999, including premium deficiency and workers’ compensation reserve adjustments and a gain from the sale of a tangible asset. Excluding these items, pretax income would have been $34 million in 1999.

Small Group

          The Small Group segment’s premium revenues were essentially flat comparing 2000 with 1999. Small group commercial’s membership reduction offset significantly higher premium yields which ranged from 14 to 15 percent in 2000 compared to eight to nine percent in 1999. The Company’s improved pricing during 2000 resulted primarily from higher renewal rates as well as accelerated rate increases in Colorado and Texas where higher than expected medical cost trends had been experienced. Attrition from rate increases and the announced exit of 17 states resulted in a reduction in small group commercial membership of 375,100 members, or 22.6 percent during 2000.

          The Small Group segment’s medical expense ratio improved 160 basis points to 79.5 percent. This improvement was primarily attributable to declining pharmacy cost trends to 3.4 percent from 22.8 percent, corrective pricing related to a higher cost open access products and membership reductions in the Company’s 17 small group commercial exit states. The improvement in the pharmacy cost trend resulted from the progressive implementation of the three-tier pharmacy benefit.

          The administrative expense ratio increased to 19.5 percent in 2000 from an adjusted ratio of 19.0 percent in 1999. Contributing to this increase were planned investments in infrastructure and technology initiatives, a lower ratio of members to employees, and an increase in amortization expense from the change to a 20-year life for goodwill previously amortized over 40 years.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

           Small Group’s pretax results improved $22 million during 2000. This earnings increase was primarily attributable to the Company’s pricing actions, reductions in higher cost, non-core membership and improving pharmacy cost trends, partially offset by higher administrative costs.

Years Ended December 31, 1999 and 1998

          The Company’s premium revenues increased 3.8 percent to $10.0 billion for 1999, compared to $9.6 billion for 1998. Higher premium revenues resulted from increased premium yields of 7.4 percent and 3.4 percent for the Company’s commercial and Medicare HMO products, respectively. Due to the impact these premium increases had on commercial member retention and the sale of the Florida individual business, total medical membership declined 256,600.

          The Company’s adjusted medical expense ratio for 1999 was 84.8 percent, compared to 83.0 percent for 1998. The increase was the result of medical cost increases in the Company’s commercial products exceeding premium rate increases. Offsetting the impact of the increasing commercial medical costs was the continued favorable claim liability development in the Company’s workers’ compensation business and the beneficial effect from losses charged to premium deficiency liabilities.

          The adjusted administrative expense ratio improved during 1999 to 14.6 percent from 14.9 percent in 1998. The year-over-year improvement in the administrative expense ratio reflects continued rationalization of staffing levels commensurate with membership levels.

          Investment and other income totaled $154 million in 1999 and $184 million in 1998. This decrease resulted primarily from lower realized investment gains, a lower average invested balance, and lower investment yields, a reduction in income from ancillary businesses the Company sold in 1998 and a lower contribution from the Company’s ASO business. These declines were partially offset by a $12 million gain from the sale of a tangible asset in 1999.

          Adjusted pretax income totaled $181 million for the year ended December 31, 1999, compared to $335 million for the year ended December 31, 1998. Adjusted net income was $117 million or $0.69 per diluted share in 1999, compared to $213 million or $1.27 per diluted share in 1998. The earnings decline was attributable to higher medical cost trends which were not adequately anticipated by the Company when it established premium rates for 1999. These higher medical cost trends primarily resulted from the introduction and rapid growth of an open access product, ineffective risk-sharing arrangements, significant increases in pharmacy costs and the unfavorable negotiations of the HCA provider contract in Florida.

Business Segment Information for the Years Ended December 31, 1999 and 1998

          The following table presents segment medical membership and activity for 1999 and 1998:

	1999			1998
	Health Plan	Small Group	Total	Health Plan	Small Group	Total
	(In thousands)
Beginning medical membership	4,494	1,702	6,196	4,610	1,597	6,207
Sales	588	436	1,024	610	571	1,181
Cancellations	(778)	(475)	(1,253)	(700)	(466)	(1,166)
TRICARE change	(28)		(28)	(26)		(26)

Ending medical membership	4,276	1,663	5,939	4,494	1,702	6,196

Ending specialty membership	477	2,484	2,961	444	2,189	2,633

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

           The following table presents certain financial data for the Company’s two segments for the years ended December 31, 1999 and 1998:

	1999(a)	1998(b)
	(Dollars in millions)
Premium revenues:
Health Plan	$6,847	$6,734
Small Group	3,112	2,863

	$9,959	$9,597

Adjusted income before income taxes:
Health Plan	$ 143	$ 279
Small Group	38	56

	$ 181	$ 335

Adjusted medical expense ratios:
Health Plan	86.4%	84.4%
Small Group	81.1%	79.7%

	84.8%	83.0%

Adjusted administrative expense ratios:
Health Plan	12.6%	13.0%
Small Group	19.0%	19.4%

	14.6%	14.9%

(a)
Excludes the previously discussed medical expenses of $90 million ($66 million Health Plan and $24 million Small Group), administrative expenses of $35 million ($27 million Health Plan and $8 million Small Group) and asset write-downs and other charges of $460 million ($460 million Health Plan).

(b)
Excludes the previously discussed medical expenses of $73 million ($60 million Health Plan and $13 million Small Group), administrative expenses of $25 million ($13 million Health Plan and $12 million Small Group) and asset write-downs and other charges of $34 million ($23 million Health Plan and $11 million Small Group).

Health Plan

          The Health Plan segment’s premium revenues increased 1.7 percent to $6.8 billion for 1999 primarily from Medicaid and TRICARE rate increases. Large group commercial and Medicare HMO premiums remained unchanged at $2.3 billion and $2.9 billion, respectively. Higher premium yields of 5.5 percent and 3.4 percent for the large group commercial and Medicare HMO lines, respectively, were offset by membership reductions. Large group commercial membership decreased 139,200 from 1998 reflecting the effects of the Company’s commercial premium pricing actions intended to maintain profitability. Medicare HMO membership decreased 13,500 members from the exit of the Treasure Coast and Sarasota, Florida markets. The Medicare HMO membership reduction from market exits was somewhat mitigated by increased membership achieved through the redirecting of sales and marketing efforts focused on key Medicare markets like Chicago, Tampa and South Florida.

          The Health Plan segment’s adjusted medical expense ratio for 1999 was 86.4 percent, increasing from 84.4 percent in 1998. The increase was the result of large group commercial and Medicare HMO medical costs exceeding premium increases. These higher medical cost trends were attributable to the inability of certain risk-sharing providers to effectively manage medical costs within their contractual arrangements, higher pharmacy utilization and generally higher medical cost trends across the industry.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

           The adjusted administrative expense ratio improved 40 basis points from 1998 to 12.6 percent, the result of the continued rationalization of staffing levels commensurate with membership levels.

          Adjusted pretax income totaled $143 million in 1999 compared to adjusted pretax income of $279 million in 1998. The earnings decline was attributable to higher medical cost trends which were not adequately anticipated by the Company when it established premium rates for 1999. These higher medical cost trends primarily resulted from ineffective risk-sharing arrangements, pharmacy cost increases and the result of unfavorable negotiations of the HCA provider contract in Florida.

Small Group

          The Small Group segment’s premium revenues increased 8.7 percent for 1999 to $3.1 billion from $2.9 billion for 1998. This premium increase was the result of increased premium yields, offset by a reduction of 38,700 members from the sale of the individual line of business in Florida.

          The Small Group segment’s adjusted medical expense ratio for 1999 was 81.1 percent, increasing from 79.7 percent for 1998. The medical expense ratio increase was the result of medical costs exceeding premium yields. These higher medical cost trends were the result of the rapid growth of the Company’s more costly open access products, higher pharmacy utilization and the greater than expected impact of the Health Insurance Portability and Accountability Act or HIPAA and its guarantee issue requirements.

          The adjusted administrative expense ratio improved during 1999 to 19.0 percent from 19.4 percent for 1998, reflecting continued rationalization of staffing levels commensurate with membership levels.

          The Small Group segment’s adjusted pretax income was $38 million in 1999 compared to adjusted pretax income of $56 million for 1998. The decline in profitability was attributable to higher medical costs which were not adequately anticipated by the Company when it established premium rates for 1999.

LIQUIDITY

          Operating cash flows declined $177 million during 2000 primarily from membership and claim inventory reductions, the timing of government premium receipts and a payment to settle a government audit. Partially offsetting these items were the net impact of reduced run-off claim payments and reinsurance recoveries from the sale of the Company’s workers’ compensation business.

          During 2000, the Company reinvested cash and cash equivalents and cash generated from operations into the Company’s technology initiatives, investment securities, acquisitions and its common stock repurchase program. The Company reduced debt primarily from proceeds received from the sale of its workers’ compensation business during the year. This debt reduction improved the Company’s debt to capital ratio from 35.1 percent at December 31, 1999 to 30.6 percent at December 31, 2000.

          In July 2000, the Company’s Board of Directors authorized the repurchase of up to five million of its common shares. During 2000, the Company repurchased approximately 3.5 million of its common shares for $26 million, at an average cost of $7.71 per share.

          The Company’s subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. Generally, the amount of dividend distributions that may be paid by regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. As of December 31, 2000, the Company’s regulated subsidiaries maintained aggregate statutory capital and surplus of approximately $824 million, compared with their aggregate minimum statutory capital and surplus requirements of approximately $616 million.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

           Most of the Company’s statutory entities are impacted by the implementation of risk-based capital (“RBC”) requirements recommended by the National Association of Insurance Commissioners. Several states are currently in the process of phasing these requirements in for HMOs over a number of years. If RBC were fully implemented as of December 31, 2000, the Company would be required to fund additional capital into specific entities of approximately $95 million. After this capital infusion, the Company would have $186 million of aggregate statutory capital and surplus above the required minimum level.

          The Company files statutory-basis financial statements with state regulatory authorities in all states in which the Company conducts business. On January 1, 2001, changes to the statutory basis of accounting, known as the Codification guidance, became effective. The cumulative effect of these changes will be recorded as a direct adjustment to January 1, 2001 statutory surplus. The effect of the adoption is not expected to materially impact the Company’s compliance with aggregate minimum statutory capital and surplus requirements.

          The Company maintains a revolving credit agreement (“Credit Agreement”) which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company’s credit ratings. LIBOR was 6.56 percent at December 31, 2000. In addition, the Company pays a 15 basis point facility fee on the entire $1.0 billion facility amount, regardless of utilization, and a 12.5 basis point usage fee when borrowings exceed one-third of the facility amount. The facility fee fluctuates between 6.5 and 20 basis points depending on the Company’s credit rating. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company was in compliance with all covenants at December 31, 2000. The Company also maintains and issues short-term debt securities under a commercial paper program, which is backed by the Credit Agreement.

          Management believes that funds from future operating cash flows and funds available under the existing Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to pursue selected expansion opportunities, as well as to fund capital requirements.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

RISK-SENSITIVE FINANCIAL INSTRUMENTS AND POSITIONS

          The Company’s risk of fluctuation in pretax earnings due to changes in interest income from its fixed income portfolio is partially mitigated by the Company’s debt position, as well as the short duration of the fixed income portfolio.

          The Company has evaluated the interest income and debt expense impact resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. In the past ten years, annual changes in commercial paper or LIBOR rates have never exceeded 300 basis points, have changed between 200 and 300 basis points twice and have changed between 100 and 200 basis points once. The modeling technique used to calculate the pro forma net change considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(In millions)
2000
Fixed income portfolio	$(15.1)	$(10.1)	$(5.1)	$ 5.1	$10.3	$ 15.4
Debt	13.0	8.7	4.3	(4.3)	(8.7)	(13.0)

Total	$ (2.1)	$ (1.4)	$(0.8)	$ 0.8	$ 1.6	$ 2.4

1999
Fixed income portfolio	$(10.1)	$ (6.7)	$(3.4)	$ 3.4	$ 6.8	$ 10.2
Debt	9.1	6.1	3.0	(3.0)	(6.1)	(9.1)

Total	$ (1.0)	$ (0.6)	$(0.4)	$ 0.4	$ 0.7	$ 1.1

          The following table presents the hypothetical change in fair market value of common marketable equity securities held by the Company at December 31, 2000 and 1999, which are sensitive to changes in stock market values. These common marketable equity securities are held for purposes other than trading.

	Decrease in valuation of security given an X% decrease in each equity security’s value			Fair Value at December 31,	Increase in valuation of security given an X% increase in each equity security’s value
	(30%)	(20%)	(10%)		10%	20%	30%
	(In millions)
2000
Common marketable equity securities	$(5.8)	$(3.9)	$(1.9)	$19.3	$1.9	$3.9	$5.8

1999
Common marketable equity securities	$(5.6)	$(3.7)	$(1.9)	$18.6	$1.9	$3.7	$5.6

          Changes in equity valuations (based upon the Standard & Poor’s 500 stock index) over the past ten years which were in excess of 30 percent occurred four times, between 20 percent and 30 percent occurred three times and between 10 percent and 20 percent also occurred three times.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

CAPITAL RESOURCES

          The Company’s ongoing capital expenditures relate primarily to its technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Total capital expenditures, excluding acquisitions, were $135 million, $89 million and $113 million for the years ended December 31, 2000, 1999 and 1998, respectively. Capital expenditures during 1998 included the $32 million purchase and renovation of a regional customer service center in Jacksonville, Florida.

          Planned capital spending in 2001 will approximate $160 million to $170 million for the funding of the Company’s technology initiatives and expansion and improvement of its administrative facilities.

EFFECTS OF CHANGING PRICES

          The Company’s operations are regulated by various state and federal government agencies. Actuarially determined premium rate increases for commercial products are generally approved by the respective state insurance commissioners, while increases in premiums for Medicaid and Medicare HMO products are established by various state governments and HCFA. Premium rates under the TRICARE contract with the United States Department of Defense may be adjusted on a year by year basis to reflect inflation, changes in the workload volumes of military medical facilities and contract modifications.

          The Company’s 2001 average rate of statutory increase under the Medicare HMO contracts is approximately two percent. Over the last five years, annual increases have ranged from as low as the January 1998 increase of two percent to as high as seven percent in January 1997, with an average of approximately three percent. The Company’s Medicare HMO contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Increased funding beginning March 1, 2001 specific to the Medicare, Medicaid and State Children’s Health Insurance Benefits Improvement and Protection Act (“BIPA”) will be used to stabilize the Company’s contracts with providers and lower member premiums in certain markets.

          Legislative proposals are being considered which may revise the Medicare program’s current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company’s financial position, results of operations or cash flows. The Company’s Medicaid contracts are generally annual contracts with various states except for the two-year contract with the Health Insurance Administration in Puerto Rico, which expires April 30, 2001. The Company has submitted a bid for renewal of the contract in Puerto Rico and at this time is unable to predict if it will be renewed, under what terms, and what effect any such renewal or non-renewal will have on its financial position, results of operations or cash flows. The Company has renewed its TRICARE contract for up to two additional years subject to annual renewal terms, beginning July 1, 2001. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on the revenues, profitability and business prospects of the Company. In addition, the Company continually contracts and seeks to renew contracts with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations and cash flows could be adversely impacted.

LEGAL PROCEEDINGS

          The Company and Physician Corporation of America (“PCA”), formerly a publicly traded company acquired by the Company as a subsidiary in 1997, are each involved in securities litigation. The complaints involving the Company, which were consolidated, allege it and certain current and/or former directors and officers knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company’s financial condition, primarily with respect to the impact of negotiations over renewal of the Company’s contract with HCA in 1999. On November 7, 2000, the action was dismissed by the United States District Court for the Western District of Kentucky. The plaintiffs have filed an appeal to the Court of Appeals for the Sixth Circuit. The PCA complaint, filed in 1997, alleges certain of its former directors and officers knowingly or recklessly made false or misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. The Company intends to pursue the defense of the actions vigorously and does not believe that these actions will have a material adverse effect on the Company’s financial position or results of operations.

          The Company is involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. The cases include separate suits that purport to have been brought on behalf of members (so-called “Subscriber Track” cases) and a single action against the Company and seven other managed care companies that purports to have been brought on behalf of providers (so-called “Provider Track” case). The Subscriber Track complaints allege, among other things, that Humana intentionally concealed from members certain information concerning the way in which it conducts business, including the methods by which it pays providers. The complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act (“ERISA”). The plaintiffs do not allege that any of the purported practices resulted in denial of any claims for a particular benefit, but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised. In the Provider Track case, the plaintiffs assert that the companies improperly (i) paid providers’ claims and (ii) “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violation of regulations governing the timeliness of claim payments. The Company believes the allegations in the complaints are without merit and intends to pursue the defense of the actions vigorously.

          On January 4, 2000, a jury in Palm Beach County, Florida, issued an approximately $80 million verdict in a case arising from removal of an insured from a special case management program (“Chipps”). The award included approximately $78.5 million for punitive damages, $1 million for emotional distress and $29,000 for contractual benefits. The defendant, Humana Health Insurance Company of Florida, Inc., is in the process of appealing the verdict.

          During 2000, the Company paid approximately $15 million in a settlement to the United States Department of Justice and the Department of Health and Human Services relating to Medicare premium overpayments. The Company had previously established adequate liabilities for the resolution of these issues and, therefore, the settlement did not have a material impact on the Company’s financial position or results of operations. As part of this settlement, on May 31, 2000, the Company entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”) of the Department of Health and Human Services. Under the CIA, the Company is obligated to, among other things, provide training, conduct periodic audits and make periodic reports to the OIG.

          In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters as are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against the Company, he has indicated that he may do so in the future.

          The Company’s business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been increased scrutiny by these regulators of the managed health care companies’ business practices, including claims payment practices and utilization management. The Company has been and continues to be subject to such reviews. Some of these could require changes in some of the Company’s practices and could also result in fines or other sanctions.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

           The Company also is involved in other lawsuits that arise in the ordinary course of its business operations, including claims of medical malpractice, bad faith, failure to properly pay claims, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, challenges to subrogation practices, and claims relating to performance of contractual obligations to providers and others. Recent court decisions and pending state and federal legislative activity may increase the Company’s exposure for any of these types of claims.

          Personal injury and claims for extracontractual damages arising from medical benefit denial are covered by insurance from the Company’s wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., the Company’s liability carriers have preliminarily indicated they believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

          Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits, including any appeals, like the appeal of the Chipps case, cannot be accurately predicted with certainty. Therefore, such legal actions could adversely affect the Company’s financial position, results of operations or cash flows. See CAUTIONARY STATEMENTS below and Item 3. LEGAL PROCEEDINGS of this document.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This standard is effective for the Company’s financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company has determined that the adoption of SFAS 133 on January 1, 2001 will not have a material impact on the Company’s financial position, results of operations or cash flows.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements (”SAB 101“). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously following the requirements provided under SAB 101 and as such there was no material impact on the Company’s financial position, results of operations, cash flows or disclosures.

CAUTIONARY STATEMENTS

          This document contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those anticipated or projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company’s ability to obtain these results. Past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. In making these cautionary statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company’s business or results and is not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. The Company’s business is complicated, highly regulated and competitive with many different factors affecting its results.

Realignment of Operations

          In February 2000, Michael B. McCallister became the President and Chief Executive Officer of the Company. At that time, the Company began a comprehensive review of its businesses and began to implement a number of strategic and operational initiatives and other actions intended to strengthen management of the business, exit certain non-core businesses, address rising medical costs and explore new products. The Company is in the process of repositioning its line of businesses and distribution focus towards a more commercial line emphasis, including commercial products sold to customers that self-insure their financial exposure. As a result of this repositioning, the Company announced a management realignment during the first quarter of 2001. The future performance of the Company’s business may depend in large part on management’s ability to implement the operational and strategic initiatives. If these initiatives do not achieve their objectives, the Company’s results could be materially adversely affected.

Health Care Costs and Premium Pricing Pressures

          The Company uses a significant portion of its revenue to pay the costs of health care services delivered to its members. Slightly more than half of the Company’s commercial business renews on January 1. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, cost levels in excess of the future medical cost projections reflected in pricing, generally cannot be recovered in the contract year through higher premiums. Although premiums are based upon an actuarially determined estimate of future health care costs over the fixed premium period, competition, government regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, medical cost inflation, new mandated benefits or other regulatory changes and insured population characteristics. In addition, the Company’s reported earnings for any particular period include estimates of covered services incurred by members during that period for claims that have not been received or processed. Because these are estimates, earnings may be adjusted later to reflect the actual costs. Relatively insignificant changes in the medical expense ratio can create significant changes in the reported earnings. In addition, operating results may be affected by seasonal changes in the level of health care use during the calendar year.

          In general, prescription drug costs have been rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. The Company has introduced a three-tier co-payment pricing approach to mitigate these trends, and will be introducing a four-tier pricing approach in an effort to control these costs while making a wide choice of drugs available to members. The inability to successfully manage pharmaceutical costs could have an adverse effect on the Company’s financial results and condition.

          In addition to the challenge of controlling health care costs, the Company faces competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, the Company expects that price will continue to be a significant basis of competition. Concerns regarding the fiscal viability of programs such as Medicare and Medicaid may create pressure on reimbursement rates from government-sponsored programs. The Company’s financial condition or results of operations could be adversely affected by significant premium decreases by any of its major competitors or by any limitation on the Company’s ability to increase or maintain its premium levels, or the reduction in payment for government sponsored programs.

Industry Factors

          The managed care industry continues to receive significant negative publicity and has been the subject of large jury awards that have affected or reflected public perception of the industry. This publicity and perception have been accompanied by increased litigation, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect the Company’s ability to market its products or services, may require the Company to change its products and services, and may increase the regulatory burdens under which the Company operates. Any combination of these factors could further increase the Company’s cost of doing business and adversely affect its profitability.

Federal and State Health Care Regulation; Legislative Reform; Activities as Government Contractor

          The health care financing industry in general, and HMOs in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulation relating to minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, member disclosure, premium rates and periodic examinations by state and federal agencies. State regulations require the Company’s HMO and insurance subsidiaries to maintain minimum net worth requirements and restrict certain investment activities. Additionally, such regulations may restrict the ability of the Company’s subsidiaries to make dividend payments, loans, loan repayments or other payments to the Company.

          The National Association of Insurance Commissioners has adopted a risk-based capital (“RBC”) criteria which to the extent they are implemented by the states, will set minimum capitalization requirements for insurance and HMO companies. The implementation of RBC is subject to state-by-state adoption. The Life Insurance Company model was adopted in all states and the prescribed calculation for HMOs has been adopted in most states. The HMO rules, if adopted by the states in their proposed form, would increase the minimum capital required for certain of the Company’s subsidiaries.

          A significant portion of the Company’s revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and the TRICARE program. Such contracts carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups. Such risk contracts also are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by the Company or increase the Company’s administrative or health care costs under such programs. In the event government reimbursement were to decline from projected amounts, the Company’s failure to reduce the health care costs associated with such programs could have a material adverse effect upon the Company’s business. Changes to such government programs in the future may also affect the Company’s ability or willingness to participate in such programs.

          In recent years, significant federal and state legislation affecting the Company’s business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals could apply to the Company. There can be no assurance that the Company will be able to continue to obtain or maintain required governmental approvals or licenses or that legislative or regulatory changes will not have a material adverse effect on the Company’s business. Delays in obtaining or failure to obtain or maintain such approvals, or moratoria imposed by regulatory authorities, could adversely affect the Company’s revenue or the number of its members, increase costs or adversely affect the Company’s ability to bring new products to market as forecasted.

          Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes in payments to Medicare plans, as well as proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the “Patient Bill of Rights” (“PBOR”) legislation. On February 6, 2001, several federal legislators introduced bipartisan PBOR legislation (the “Kennedy-McCain Bill”) and on February 7, 2001, President Bush issued a press release outlining his principles for PBOR legislation (the “Bush Principles”). Although the Kennedy-McCain Bill and the Bush Principles have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. If PBOR legislation is passed, it could expose the Company to significant additional litigation risk. Such litigation could be costly to the Company and could have a significant affect on the Company’s results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums or changes in benefits, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR or similar legislation.

          The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates.

          The Company is also subject to various governmental audits and investigations. These can include audits and investigations by state attorneys general, HCFA, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice and state Departments of Insurance and Departments of Health. Such activities could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company’s reputation in various markets and make it more difficult for the Company to sell its products and services.

Provider Relationships

          The Company contracts with physicians, hospitals and other providers to deliver care to its members. The Company’s products encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, preauthorization of outpatient surgical procedures and risk-sharing arrangements with providers. These providers may share medical cost risk or have incentives to deliver quality medical services in a cost-effective manner.

          In any particular market, providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers and members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may, in some cases, compete directly with the Company. If these providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, those activities could adversely affect the Company’s ability to market products or to be profitable in those areas.

          In certain situations, the Company’s HMOs contract with individual or groups of primary care physicians, for an actuarially determined, fixed, per-member-per-month fee referred to as a “capitation” payment. Under these arrangements, physicians are paid a fixed amount to provide services to the Company’s members. These contracts typically obligate primary care physicians to provide or make referrals to specialty physicians and other providers for the provision of all covered managed health care services to HMO members. The capitation payment does not vary with the nature or extent of services to the member and is generally designed to shift a portion of the HMOs financial risk to the primary care physician. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers and the termination of their relationship with the Company. In addition, payment or other disputes between the primary care provider and specialists with whom it contracts can result in a disruption in the provision of services to the Company’s members or a reduction in the services available. A primary care provider’s financial instability or failure to pay other providers for services rendered could lead such providers to demand payment from the Company, even though the Company has made its regular capitated payments to the primary provider. There can be no assurance that providers with whom the Company contracts will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers, the failure of any of which could have an adverse effect on the provision of services to members and the Company’s operations.

Litigation

          The Company may be a party to a variety of legal actions that affect its business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, and shareholder suits, including securities fraud. In addition, because of the nature of the health care business, the Company is subject to a variety of legal actions relating to its business operations, including the design, management and offering of products and services. These could include claims relating to the denial of health care benefits; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance. Recently, a number of class action lawsuits have been filed against the Company and certain of its competitors in the managed care business. The suits are purported class actions on behalf of all of Humana’s managed care members and network providers for alleged breaches of federal statutes, including ERISA and RICO. See the LEGAL PROCEEDINGS section of this document for additional information.

          While the Company believes these suits are without merit and intends to defend its position vigorously, expenses will be incurred in the defense of these matters, the outcome of which cannot be predicted. Recent court decisions and legislative activity may increase exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages, or treble damages, may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance particularly in those jurisdictions in which coverage of punitive damages is prohibited. In connection with Chipps v. Humana Health Insurance Company of Florida, Inc., the Company’s liability carriers have preliminarily indicated they believe no coverage is available for punitive damages. Insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Administration and Information Systems

          The design and implementation of an efficient and cost-effective administration of operations is essential to the Company’s profitability and competitive positioning. While every attempt is made to effectively manage expenses, staff-related and other administrative expenses may arise from time to time due to business or product introductions or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. These expense increases may not be predictable and may adversely affect results. Further, the Company believes it currently has an experienced, capable management and technical staff. The market for management and technical personnel in the health care industry, including information systems professionals, is competitive. Loss of certain key employees or a number of managers or technical staff could adversely affect the Company’s ability to administer and manage business.

          Federal and state laws and regulations directly applicable to communications or commerce over the Internet such as HIPAA are becoming more prevalent. For example, HCFA has prohibited the transmission of Medicare eligibility information over the Internet unless certain encryption and other standards are met. New laws and regulations could adversely affect, or increase costs related to the business of the Company on the Internet. The Company relies on certain external vendors to provide content and services. Any failure of such vendors to abide by the terms of their agreement with the Company or to comply with applicable laws and regulations, could expose the Company to liability and could adversely affect the Company’s ability to provide services and content on the Internet.

Stock Market

          The market prices of the securities of the publicly-held companies in the industry in which the Company operates, have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. As such, the Company cannot assure the level or stability of the price of its securities at any time or the impact of the foregoing or any other factors on such prices.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by this Item appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Item 7 herein, under the caption “Risk-Sensitive Financial Instruments and Positions.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
	(In millions, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$ 658	$ 978
Investment securities	1,409	1,507
Premiums receivable, less allowance for doubtful accounts of $42 in 2000 and $61 in 1999	205	225
Deferred income taxes	67	128
Other	160	193

Total current assets	2,499	3,031

Property and equipment, net	435	418
Other assets:
Long-term investment securities	240	294
Cost in excess of net assets acquired	790	806
Deferred income taxes	103	87
Other	100	264

Total other assets	1,233	1,451

Total assets	$4,167	$4,900

Liabilities and Stockholders’ Equity
Current liabilities:
Medical and other expenses payable	$1,181	$1,432
Trade accounts payable and accrued expenses	402	482
Book overdraft	149	215
Unearned premium revenues	333	349
Debt	600	686

Total current liabilities	2,665	3,164

Long-term medical and other expenses payable		324
Professional liability and other obligations	142	144

Total liabilities	2,807	3,632

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued
Common stock, $0.162 /3 par; 300,000,000 shares authorized; 170,889,142 and 167,608,558 shares issued in 2000 and 1999, respectively	28	28
Capital in excess of par value	923	899
Retained earnings	461	371
Accumulated other comprehensive loss	(8)	(28)
Unearned restricted stock compensation	(30)	(2)
Treasury stock, at cost, 1,823,348 shares	(14)

Total stockholders’ equity	1,360	1,268

Total liabilities and stockholders’ equity	$4,167	$4,900

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2000	1999	1998
	(In millions, except per share results)
Revenues:
Premiums	$10,395	$ 9,959	$9,597
Investment and other income, net	119	154	184

Total revenues	10,514	10,113	9,781

Operating expenses:
Medical	8,782	8,532	8,041
Selling, general and administrative	1,442	1,368	1,328
Depreciation and amortization	147	124	128
Asset write-downs and other charges		460	34

Total operating expenses	10,371	10,484	9,531

Income (loss) from operations	143	(371)	250
Interest expense	29	33	47

Income (loss) before income taxes	114	(404)	203
Provision (benefit) for income taxes	24	(22)	74

Net income (loss)	$ 90	$ (382)	$ 129

Basic earnings (loss) per common share	$ 0.54	$ (2.28)	$ 0.77

Diluted earnings (loss) per common share	$ 0.54	$ (2.28)	$ 0.77

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Restricted Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(In millions)

Balances, January 1, 1998	164	$27	$844	$624	$ 9	$ (3)		$1,501
Comprehensive income:
Net income				129				129
Other comprehensive income:
Net unrealized investment gains, net of $2 tax					4			4

Comprehensive income								133
Restricted stock grant			8			(8)		—
Restricted stock amortization						2		2
Stock option exercises	4	1	35					36
Stock option tax benefit			16					16

Balances, December 31, 1998	168	28	903	753	13	(9)	—	1,688
Comprehensive loss:
Net loss				(382)				(382)
Other comprehensive loss:
Net unrealized investment losses, net of $27 tax					(41)			(41)

Comprehensive loss								(423)
Restricted stock amortization						2		2
Restricted stock market value adjustment			(5)			5		—
Stock option exercises			1					1

Balances, December 31, 1999	168	28	899	371	(28)	(2)	—	1,268
Comprehensive income:
Net income				90				90
Other comprehensive income:
Net unrealized investment gains, net of $13 tax					20			20

Comprehensive income								110
Common stock repurchases							$(26)	(26)
Restricted stock grant	3		21			(33)	12	—
Restricted stock amortization						7		7
Restricted stock market value adjustment			2			(2)		—
Stock option exercises			1					1

Balances, December 31, 2000	171	$28	$923	$461	$ (8)	$(30)	$(14)	$1,360

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2000	1999	1998
	(In millions)
Cash flows from operating activities
Net income (loss)	$ 90	$(382)	$ 129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset write-downs and other charges		460	17
Depreciation and amortization	147	124	128
Gain on sale of property and equipment, net	(3)	(12)
Gain on sale of investment securities, net	(6)	(11)	(21)
Provision for deferred income taxes	19	5	26
Provision for doubtful accounts	11	12	11
Payment for government audit settlement	(15)
Changes in operating assets and liabilities:
Premiums receivable	(1)	39	34
Other assets	(9)	54	32
Medical and other expenses payable	(195)	(23)	(22)
Workers’ compensation liabilities	(30)	(150)	(134)
Other liabilities	39	42	(135)
Unearned premium revenues	(16)	56	(10)
Other	9	3

Net cash provided by operating activities	40	217	55

Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(13)	(14)
Divestitures, net of cash and cash equivalents disposed	29		(26)
Purchases of property and equipment	(135)	(89)	(113)
Dispositions of property and equipment	21	54	12
Purchases of investment securities	(1,205)	(796)	(1,053)
Maturities of investment securities	543	391	380
Proceeds from sales of investment securities	582	472	828

Net cash (used in) provided by investing activities	(178)	18	28

Cash flows from financing activities
Revolving credit agreement borrowings	520		123
Revolving credit agreement repayments		(93)	(330)
Net commercial paper (repayments) borrowings	(606)	(44)	141
Change in book overdraft	(66)	(19)	82
Common stock repurchases	(26)
Other	(4)	(14)	35

Net cash (used in) provided by financing activities	(182)	(170)	51

(Decrease) increase in cash and cash equivalents	(320)	65	134
Cash and cash equivalents at beginning of period	978	913	779

Cash and cash equivalents at end of period	$ 658	$978	$ 913

Supplemental cash flow disclosures:
Interest payments	$ 30	$ 33	$ 49
Income tax (refunds) payments, net	$ (35)	$ (58)	$ 69
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$ 126	$ 20
Less: liabilities assumed	(113)	(6)

Cash paid for acquired businesses, net of cash acquired	$ 13	$ 14

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    REPORTING ENTITY

Nature of Operations

          Humana Inc. (“Humana” or “the Company”) is one of the nation’s largest publicly traded health services companies offering coordinated health insurance coverage, primarily to employer groups and government-sponsored plans, through a variety of product options including health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). The Company also offers an administrative services only (“ASO”) product to those who self-insure their employee health plans and various specialty products, including dental, group life and short-term disability. In total, the Company’s products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 29 percent of its premium revenues in the state of Florida.

          During 1999 and 2000, the Company was organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company’s large group commercial (100 employees and over), Medicare, Medicaid, ASO and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, investment income and interest expense, but no assets, to the segments. Members in the same geographic area that are served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group commercial employers has historically been more competitive than that to small group commercial employers, resulting in less favorable underwriting margins for the large group commercial line of business. Costs to distribute and administer products to small group commercial employers are higher compared to large group commercial employers resulting in small group’s higher administrative expense ratio. The Company is in the process of repositioning its lines of business and its distribution focus towards a more commercial line emphasis, including commercial products sold to customers who self-insure their financial exposure. As a result of this repositioning, the Company announced a management realignment during the first quarter of 2001. Future quarterly and annual financial reports will give effect to this realignment.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

          The consolidated financial statements include all subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

          Cash and cash equivalents include cash, time deposits, money market funds, commercial paper and certain U.S. Government securities with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the investments.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities

          Investment securities, which consist primarily of debt and equity securities, have been categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Investment securities available for current operations are classified as current assets. Investment securities available for the Company’s capital spending, professional liability, long-term insurance product requirements and strategic investments are classified as long-term assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity until realized.

          For the purpose of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification.

Long-Lived Assets

          Property and equipment is carried at cost, and is comprised of the following at December 31, 2000 and 1999:

	2000	1999
	(In millions)
Land	$ 33	$ 32
Buildings	319	345
Equipment and computer software	527	451

	879	828
Accumulated depreciation	(444)	(410)

	$435	$418

          Depreciation is computed using the straight-line method over estimated useful lives ranging from three to ten years for equipment, three to five years for computer software and 20 to 40 years for buildings. Depreciation expense was $85 million, $79 million and $75 million for the years ended December 31, 2000, 1999 and 1998, respectively.

          Cost in excess of net assets acquired, or goodwill, represents the unamortized excess of cost over the fair value of net tangible and identifiable intangible assets acquired. Identifiable intangible assets, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, primarily relate to subscriber and provider contracts and the cost of acquired licenses. Goodwill and identifiable intangible assets are amortized on a straight-line method over their estimated useful lives. Goodwill is amortized over periods ranging from six to 20 years, and identifiable intangible assets are amortized over periods ranging from five to 20 years.

          Long-lived assets are periodically reviewed by management for impairment whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Losses are recognized when the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. In addition, the estimated life of all long-lived assets are periodically reviewed by management for reasonableness. See Note 3 for a discussion related to the Company’s 1999 impairment and estimated life review.

          Amortization expense was $62 million, $45 million and $53 million for the years ended December 31, 2000, 1999 and 1998, respectively. In conjunction with its 1999 goodwill impairment, the Company also reviewed the estimated life assigned to goodwill. Effective January 1, 2000, the Company adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and Medical Cost Recognition

          Premium revenues are recognized as income in the period members are entitled to receive services. Premiums received prior to such period are recorded as unearned premium revenues.

          Medical costs include claim payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments represent monthly prepaid fees disbursed to participating primary care physicians and other providers who are responsible for providing medical care to members. The estimates of future medical claim and other expense payments are developed using actuarial methods and assumptions based upon payment patterns, medical inflation, historical development and other relevant factors. Estimates of future payments relating to services incurred in the current and prior periods are continually reviewed by management and adjusted as necessary.

          The Company assesses the profitability of its contracts for providing health insurance coverage to its members when current market operating results or forecasts indicate probable future losses. The Company records a premium deficiency in current operations to the extent that the sum of expected medical costs, claim adjustment expenses and maintenance costs exceeds related future premiums. Anticipated investment income is not considered for purposes of computing the premium deficiency. Because the majority of the Company’s member contracts renew annually, the Company does not anticipate premium deficiencies, except when unanticipated adverse events or changes in circumstances indicate otherwise. See Note 3 for a discussion related to premium deficiencies recorded in 1999 and 1998.

          Management believes the Company’s medical and other expenses payable are adequate to cover future claims payments required, however, such estimates are based on knowledge of current events and anticipated future events, and, therefore, the actual liability could differ from amounts provided.

Book Overdraft

          Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as a current liability in the Consolidated Balance Sheets.

Stock Options

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and uses Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. No compensation expense has been recognized in connection with the granting of stock options. See Note 8 for discussion of stock options and the disclosures required by SFAS 123.

Income Taxes

          The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company also recognizes as deferred tax assets the future tax benefits such as net operating and capital loss carryforwards. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Common Share

          Basic earnings (loss) per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings (loss) per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the “treasury stock” method.

Reclassifications

          Certain reclassifications have been made to the prior years’ consolidated financial statements to conform with the current year presentation.

Recently Issued Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This standard is effective for the Company’s financial statements beginning January 1, 2001, with early adoption permitted. Management of the Company has determined that the adoption of SFAS 133 on January 1, 2001 will not have a material impact on the Company’s financial position, results of operations or cash flows.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously following the requirements provided under SAB 101 and as such there was no material impact on the Company’s financial position, results of operations, cash flows or disclosures.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    1999 AND 1998 ASSET WRITE-DOWNS AND OPERATIONAL CHARGES

          The following table presents the components of the asset write-downs and operational charges and their respective classifications in the 1999 and 1998 Consolidated Statements of Operations:

	Medical	Selling, General and Administrative	Asset Write-Downs and Other	Total
	(In millions)
1999:
Premium deficiency	$50			$ 50
Reserve strengthening	35			35
Provider costs	5			5
Long-lived asset impairment			$342	342
Losses on non-core asset sales			118	118
Professional liability reserve strengthening and other costs		$35		35

Total 1999	$90	$35	$460	$585

1998:
Premium deficiency	$46			$ 46
Provider costs	27			27
Market exit costs			$ 15	15
Losses on non-core asset sales			12	12
Merger dissolution costs			7	7
Non-officer employee incentive and other costs		$25		25

Total 1998	$73	$25	$ 34	$132

1999 Charges

Premium Deficiency, Reserve Strengthening and Provider Costs

          As a result of management’s assessment of the profitability of its contracts for providing health insurance coverage to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $50 million during the first quarter of 1999. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 HCA—The Healthcare Company, formerly Columbia/HCA Healthcare Corporation (“HCA”), hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability in 1999 was $50 million.

          Prior period adverse claims development primarily in the Company’s PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in the $35 million reserve strengthening. The Company releases or strengthens medical claims reserves when favorable or adverse development in prior periods exceed actuarial margins existing in the reserves. In addition, the Company paid HCA $5 million to settle certain contractual issues associated with the March 31, 1999 hospital agreement in Florida.

Long-Lived Asset Impairment

          Historical and current period operating losses in certain of the Company’s markets prompted a review during the fourth quarter of 1999 for the possible impairment of long-lived assets. This review indicated that estimated future undiscounted cash flows were insufficient to recover the carrying value of long-lived assets, primarily goodwill, associated with the Company’s Austin, Dallas and Milwaukee markets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $342 million. Estimated fair value was based on discounted cash flows.

          The long-lived assets associated with the Austin and Dallas markets primarily resulted from the Company’s 1997 acquisition of Physician Corporation of America (“PCA”). Operating losses in Austin and Dallas were related to the deterioration of risk-sharing arrangements with providers and the failure to effectively convert the PCA operating model and computer platform to Humana’s. The long-lived assets associated with the Milwaukee market primarily resulted from the Company’s 1994 acquisition of CareNetwork, Inc. Operating losses in Milwaukee were the result of competitor pricing strategies resulting in lower premium levels to large employer groups as well as market dynamics dominated by limited provider groups causing higher than expected medical costs.

          In conjunction with its 1999 goodwill impairment, the Company also reviewed the estimated life assigned to goodwill. Effective January 1, 2000, the Company adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years.

          The $342 million long-lived asset impairment decreased future depreciation and amortization expense $13 million annually ($13 million after tax, or $0.08 per diluted share), while the change in the amortization period of goodwill increased future amortization expense $25 million annually ($24 million after tax, or $0.15 per diluted share).

Losses on Non-Core Asset Sales

          Between December 30, 1999 and February 4, 2000, the Company entered into definitive agreements to sell its workers’ compensation, Medicare supplement and North Florida Medicaid businesses. Since the carrying value of the net assets of these businesses exceeded the estimated fair value, the Company recorded a $118 million loss in 1999. The estimated fair value was established based upon definitive sale agreements, net of expected transaction costs. During the first half of 2000, the Company completed the sale of these businesses. There was no change in the estimated loss during 2000. See Note 12 for additional discussion related to these divestitures.

Professional Liability Reserve Strengthening and Other Costs

          The Company insures substantially all professional liability risks through a wholly owned captive insurance subsidiary (the “Subsidiary”). The Subsidiary recorded an additional $25 million expense during the fourth quarter of 1999 primarily related to expected claim and legal costs to be incurred by the Company.

          In addition, other expenses of $10 million were recorded during the fourth quarter of 1999 related to a claim payment dispute with a contracted provider and government audits.

1998 Charges

Market Exits, Non-Core Asset Sales and Merger Dissolution Costs

          On August 10, 1998, the Company and UnitedHealth Group Incorporated, formerly United HealthCare Corporation (“United”), announced their mutual agreement to terminate the previously announced Agreement and Plan of Merger, dated May 27, 1998. The planned merger, among other things, was expected to improve the operating results of the Company’s products and markets due to overlapping markets with United. Following the merger’s termination, the Company conducted a strategic evaluation, which included assessing the Company’s competitive market positions and profit potential. As a result, the Company recognized expenses of $34 million during the third quarter of 1998. The expenses included $15 million of costs associated with exiting five markets, $12 million of losses on disposals of non-core assets and $7 million of merger dissolution costs.

          The costs associated with the market exits of $15 million included severance, lease termination costs as well as write-offs of equipment and uncollectible provider receivables. The planned market exits were Sarasota and Treasure Coast, Florida, Springfield and Jefferson City, Missouri and Puerto Rico. Severance costs were estimated based upon the provisions of the Company’s employee benefit plans. The plan to exit these markets was expected to reduce the Company’s market office workforce, primarily in Puerto Rico, by approximately 470 employees. In 1999, the Company reversed $2 million of the severance and lease discontinuance liabilities after the Company contractually agreed with the Health Insurance Administration in Puerto Rico to extend the Company’s Medicaid contract, with more favorable terms. The Company estimated annual pretax savings of approximately $40 million, after all market exits were completed by June 30, 1999, primarily from a reduction in underwriting losses. Approximately 100 employees were ultimately terminated resulting in insignificant severance payments. Substantially all lease termination costs were paid as of December 31, 1999.

          In accordance with the Company’s policy on impairment of long-lived assets, equipment of $5 million in the exited markets was written down to its fair value after an evaluation of undiscounted cash flows in each of the markets. The fair value of equipment was based upon discounted cash flows for the same markets. Following the write-down, the equipment was fully depreciated.

Premium Deficiency and Provider Costs

          As a result of management’s assessment of the profitability of its contracts for providing health insurance coverage to its members in certain markets, the Company recorded a provision for probable future losses (premium deficiency) of $46 million during the third quarter of 1998. The premium deficiency resulted from events prompted by the terminated merger with United wherein the Company had expected to realize improved operating results in those markets that overlapped with United, including more favorable risk-sharing arrangements. The beneficial effect from losses charged to the premium deficiency liability in 1999 and 1998 was $23 million and $17 million, respectively. In 1999, the Company reversed $6 million of premium deficiency liabilities after the Company contractually agreed with the Health Insurance Administration in Puerto Rico to extend the Company’s Medicaid contract, with more favorable terms.

          The Company also recorded $27 million of expense related to receivables written-off from financially troubled physician groups, including certain bankrupt providers.

Non-Officer Employee Incentive and Other Costs

          During the third quarter of 1998, the Company recorded a one-time incentive of $16 million paid to non-officer employees and a $9 million settlement related to a third party pharmacy processing contract.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    INVESTMENT SECURITIES

          Investment securities classified as current assets at December 31, 2000 and 1999 included the following:

	2000				1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Government obligations	$ 140	$ 1		$ 141	$ 178	$ —	$ (3)	$ 175
Tax exempt municipal securities	811	5	$ (6)	810	889		(24)	865
Corporate and other securities	258	2	(4)	256	253		(7)	246
Mortgage-backed securities	28	1		29	57			57
Redeemable preferred stocks	61		(3)	58	67		(2)	65

Debt securities	1,298	9	(13)	1,294	1,444	—	(36)	1,408
Equity securities	124	1	(10)	115	96	9	(6)	99

	$1,422	$10	$(23)	$1,409	$1,540	$ 9	$(42)	$1,507

          Investment securities classified as long-term assets at December 31, 2000 and 1999 included the following:

	2000				1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Government obligations					$ 16	$ —		$ 16
Tax exempt municipal securities	$ 77	$1	$(1)	$ 77	180		$ (7)	173
Corporate and other securities	76	1	(1)	76	15			15
Mortgage-backed securities	26			26	13			13
Redeemable preferred stocks	3			3	27		(1)	26

Debt securities	182	2	(2)	182	251	—	(8)	243
Equity securities	58			58	56		(5)	51

	$240	$2	$(2)	$240	$307	$ —	$(13)	$294

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The contractual maturities of debt securities available for sale at December 31, 2000, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In millions)
Due within one year	$ 135	$ 133
Due after one year through five years	589	588
Due after five years through ten years	319	319
Due after ten years	437	436

	$1,480	$1,476

          Gross realized investment gains were $8 million, $18 million and $30 million and gross realized investment losses were $2 million, $7 million and $9 million in 2000, 1999 and 1998, respectively.

5.    INCOME TAXES

          The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2000	1999	1998
	(In millions)
Current provision (benefit):
Federal	$ 3	$(18)	$39
State and Puerto Rico	2	(9)	9

	5	(27)	48

Deferred provision:
Federal	17	4	24
State and Puerto Rico	2	1	2

	19	5	26

	$24	$(22)	$74

          The provision (benefit) for income taxes was different from the amount computed using the federal statutory rate due to the following:

	Years Ended December 31,
	2000	1999	1998
	(In millions)
Income tax provision (benefit) at federal statutory rate	$40	$(141)	$71
State and Puerto Rico income taxes, net of federal benefit	9	(16)	8
Tax exempt investment income	(17)	(19)	(18)
Amortization expense	17	11	17
Capital loss on sale of workers’ compensation business	(43)
Capital loss valuation allowance	15
Long-lived asset impairment		143
Other, net	3		(4)

	$24	$ (22)	$74

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of the net deferred tax balances for the Company at December 31, 2000 and 1999 are as follows:

	Assets (Liabilities)
	2000	1999
	(In millions)
Investment securities	$ 5	$ 18
Long-term assets	(44)	(30)
Medical and other expenses payable	38	43
Asset write-downs and other charges		37
Professional liability risks	9	8
Alternative minimum tax credit	18	1
Net operating loss carryforwards	53	72
Workers’ compensation liabilities		24
Compensation and other accruals	50	42
Capital loss carryforward	56
Valuation allowance-capital loss carryforward	(15)

	$170	$215

          At December 31, 2000, the Company has approximately $135 million of net operating losses to carryforward related to prior acquisitions. These net operating loss carryforwards, if unused to offset future taxable income, will expire in 2001 through 2011.

          During 2000, the Company generated approximately $186 million of capital losses, primarily from the sale of its workers’ compensation businesses. After available carrybacks and other adjustments, the Company has approximately $145 million of available capital losses to carryforward. These capital loss carryforwards, if unused to offset future capital gains, will expire in 2005. A valuation allowance was established for a portion of these deferred tax assets.

          Based on the Company’s historical taxable income record and estimates of future capital gains and profitability, management has concluded that operating income and capital gains will be sufficient to give rise to tax expense and capital gains to recover all deferred tax assets, net of the valuation allowance.

6.    DEBT

          The Company maintains a revolving credit agreement (“Credit Agreement”) which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company’s credit ratings. LIBOR was 6.56 percent at December 31, 2000. In addition, the Company pays a 15 basis point facility fee on the entire $1.0 billion facility amount, regardless of utilization, and a 12.5 basis point usage fee when borrowings exceed one-third of the facility amount. The facility fee fluctuates between 6.5 and 20 basis points depending on the Company’s credit rating. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company was in compliance with all covenants at December 31, 2000. The Company also maintains and issues short-term debt securities under a commercial paper program, which is backed by the Credit Agreement. The carrying value of the Company’s borrowings approximates fair value as the interest rate on the borrowings varies at market rates.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Borrowings at December 31, 2000 and 1999 were as follows:

	2000	1999
	(In millions)

Credit agreement	$520
Commercial paper program	80	$686

	$600	$686

7.    PROFESSIONAL LIABILITY AND OTHER OBLIGATIONS

          The components of professional liability and other obligations are as follows at December 31, 2000 and 1999:

	2000	1999
	(In millions)
Allowance for professional liabilities	$135	$133
Liabilities for disability and other long-term insurance products, the Company’s retirement and benefit plans and other	36	44
Less: current portion of allowance for professional liabilities	(29)	(33)

	$142	$144

          The Company insures substantially all professional liability risks through a wholly owned captive insurance subsidiary (the “Subsidiary”). Provisions for such risks, including expenses incident to claim settlements, were $32 million, $57 million and $27 million for the years ended December 31, 2000, 1999 and 1998, respectively. The amount for 1999 includes $25 million of professional liability reserve strengthening discussed in Note 3. The Subsidiary reinsures levels of coverage for losses in excess of its retained limits with unrelated insurance carriers. Reinsurance recoverables were $28 million and $29 million at December 31, 2000 and 1999, respectively. The current portion of allowance for professional liabilities is included with trade accounts payable and accrued expenses in the Consolidated Balance Sheets.

          In 1998, the Subsidiary entered into a loss portfolio transfer agreement with unrelated insurance carriers for approximately $39 million, providing for the transfer of all professional and workers’ compensation liabilities on claims incurred prior to December 31, 1997 limited to individual and maximum claim retention levels.

8.    EMPLOYEE BENEFIT PLANS

Employee Savings Plan

          The Company has defined contribution retirement and savings plans covering qualified employees. The Company’s contribution to these plans is based on various percentages of compensation, and in some instances is based upon the amount of the employees’ contributions to the plans. The cost of these plans amounted to approximately $33 million, $27 million and $40 million in 2000, 1999 and 1998, respectively, the substantial portion of which was funded currently. The amount for 1998 includes the $16 million one-time incentive paid to non-officer employees discussed in Note 3.

Stock Based Compensation

          The Company has plans under which restricted stock awards and options to purchase common stock have been granted to officers, directors and key employees. In 2000, the Company awarded 4,785,000 shares of restricted stock to officers and key employees all of which vest in August 2003. In 1998, the Company awarded 400,000 shares of performance-based restricted stock to officers and key employees. The 1998 restricted shares had the potential to vest in equal one-third installments beginning January 1, 2000, provided the Company met certain earnings goals. As this goal was not met for 1999 or 2000, and the awards are cumulative, the entire award has the potential to vest in 2001. Unearned compensation under the restricted stock award plans is amortized over the vesting periods. Compensation expense recognized related to the restricted stock award plans was $7 million for the year ended December 31, 2000, and $2 million for each of the years ended December 31, 1999 and 1998.

          Options are granted at the average market price on the date of grant. Exercise provisions vary, but most options vest in whole or in part one to five years after grant and expire ten years after grant. At December 31, 2000, there were 13,823,487 shares reserved for employee and director stock option plans and there were 2,433,470 shares of common stock available for future grants.

          On September 17, 1998, the Company repriced 5,503,491 of its stock options with original exercise prices ranging from $18.31 to $26.31 to the market price of the Company’s common stock on that date of $15.59. Outstanding stock options with an exercise price in excess of $18.13 per share could be exchanged in return for a reduced number of options, with a deferred vesting date of one year after the exchange date. The repricing resulted in the cancellation of 5,503,491 options and the granting of 4,559,438 options.

          The Company’s option plan activity for the years ended December 31, 2000, 1999 and 1998 is summarized below:

	Shares Under Option	Exercise Price Per Share	Weighted Average Exercise Price
Balance, January 1, 1998	12,222,264	$ 5.80 to $26.94	$15.54
Granted	6,403,788	15.59 to 26.22	17.04
Exercised	(3,067,202)	5.80 to 26.31	11.72
Canceled or lapsed	(6,753,198)	6.56 to 26.31	20.03

Balance, December 31, 1998	8,805,652	6.56 to 26.94	14.52
Granted	3,966,750	6.88 to 19.25	14.16
Exercised	(105,232)	6.56 to 8.91	7.26
Canceled or lapsed	(1,347,989)	8.00 to 26.31	18.32

Balance, December 31, 1999	11,319,181	6.56 to 26.94	14.00
Granted	1,090,500	6.41 to 14.19	7.26
Exercised	(267,171)	7.59 to 15.47	7.89
Canceled or lapsed	(752,493)	6.50 to 23.06	15.74

Balance, December 31, 2000	11,390,017	$ 6.41 to $26.94	$13.41

          A summary of stock options outstanding and exercisable at December 31, 2000 follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.41 to $10.69	4,471,342	6.42 years	$ 7.86	2,213,647	$ 7.57
11.63 to 15.63	4,235,042	5.48 years	15.49	3,700,808	15.58
16.94 to 21.94	2,566,833	5.82 years	19.18	1,560,186	19.13
22.44 to 26.94	116,800	4.85 years	23.93	109,300	23.96

$ 6.41 to $26.94	11,390,017	5.92 years	$13.41	7,583,941	$14.09

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           As of December 31, 1999 and 1998, there were 6,286,826 and 3,636,481 options exercisable, respectively. The weighted average exercise price of options exercisable during 1999 and 1998 was $13.71 and $12.32, respectively. If the Company had adopted the expense recognition provisions of SFAS 123 for purposes of determining compensation expense related to stock options granted during the years ended December 31, 2000, 1999 and 1998, net income (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below:

		Years Ended December 31,
		2000	1999	1998
		(In millions, except per share results)
Net income (loss)	As reported	$ 90	$ (382)	$129
	Pro forma	82	(402)	116

Basic earnings (loss) per common share	As reported	$0.54	$(2.28)	$0.77
	Pro forma	0.49	(2.40)	0.69

Diluted earnings (loss) per common share	As reported	$0.54	$(2.28)	$0.77
	Pro forma	0.49	(2.40)	0.69

          The fair value of each option granted during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	2000	1999	1998
Dividend yield	None	None	None
Expected volatility	44.84%	43.8%	40.9%
Risk-free interest rate	6.7%	5.6%	4.9%
Expected option life (years)	7.5	8.3	6.8
Weighted average fair value at grant date	$4.17	$8.10	$8.59

          The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years since variables such as option grants, exercises and stock price volatility included in the disclosures may not be indicative of future activity.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    EARNINGS (LOSS) PER COMMON SHARE COMPUTATION

          Detail supporting the computation of basic and diluted earnings (loss) per common share follows:

	Net Income	Shares	Per Share Results
	(Dollars in millions, except per share results)
Year Ended December 31, 2000:
Basic earnings per common share	$ 90	166,224,437	$ 0.54
Effect of dilutive stock options and restricted shares		707,143

Diluted earnings per common share	$ 90	166,931,580	$ 0.54

Year Ended December 31, 1999:
Basic loss per common share	$(382)	167,555,917	$(2.28)
Effect of dilutive stock options and restricted shares

Diluted loss per common share	$(382)	167,555,917	$(2.28)

Year Ended December 31, 1998:
Basic earnings per common share	$129	166,471,824	$ 0.77
Effect of dilutive stock options and restricted shares		1,792,756

Diluted earnings per common share	$129	168,264,580	$ 0.77

          There were no adjustments required to be made to net income (loss) for purposes of computing basic or diluted earnings (loss) per common share. Antidilutive stock options and restricted shares totaling 11,676,093, 9,427,060 and 1,562,949 shares for the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings (loss) per common.

10.    STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

          In July 2000, the Company’s Board of Directors authorized the repurchase of up to five million of its common shares. This program allows the Company to repurchase the shares from time to time in open-market purchases, in negotiated transactions, or by using forward-purchase contracts. Shares repurchased under the Board of Directors’ authorization are used in connection with various incentive plans aimed at the retention of key employees. During 2000, the Company repurchased approximately 3.5 million of its common shares for $26 million, at an average cost of $7.71 per share. In conjunction with the 2000 restricted stock award, the Company reissued 1.7 million treasury shares and reserved an additional 215,000 treasury shares for future stock awards.

Stockholders’ Rights Plan

          The Company has a stockholders’ rights plan designed to deter takeover initiatives not considered to be in the best interests of the Company’s stockholders. The rights are redeemable by action of the Company’s Board of Directors at a price of $0.01 per right at any time prior to their becoming exercisable. Pursuant to the plan, under certain conditions, each share of stock has a right to acquire  1 /100th of a share of Series A Participating Preferred Stock at a price of $145 per share. The plan expires in 2006.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regulatory Requirements

          The Company’s subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. Generally, the amount of dividend distributions that may be paid by regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. As of December 31, 2000, the Company’s regulated subsidiaries maintained aggregate statutory capital and surplus of approximately $824 million, compared with their aggregate minimum statutory capital and surplus requirements of approximately $616 million.

          Most of the Company’s statutory entities are impacted by the implementation of risk-based capital (“RBC”) requirements recommended by the National Association of Insurance Commissioners. Several states are currently in the process of phasing these requirements in for HMOs over a number of years. If RBC were fully implemented as of December 31, 2000, the Company would be required to fund additional capital into specific entities of approximately $95 million. After this capital infusion, the Company would have $186 million of aggregate statutory capital and surplus above the required minimum level.

          The Company files statutory-basis financial statements with state regulatory authorities in all states in which the Company conducts business. On January 1, 2001, changes to the statutory basis of accounting, known as the Codification guidance, became effective. The cumulative effect of these changes will be recorded as a direct adjustment to January 1, 2001 statutory surplus. The effect of the adoption is not expected to materially impact the Company’s compliance with aggregate minimum statutory capital and surplus requirements.

11.    COMMITMENTS AND CONTINGENCIES

Leases

          The Company leases facilities, computer hardware and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. Rent expense and sublease income for all operating leases are as follows for the years ended December 31, 2000, 1999 and 1998:

	Years Ended December 31,
	2000	1999	1998
	(In millions)
Rent expense	$ 63	$ 61	$42
Sublease rental income	(21)	(18)	(9)

Net rent expense	$ 42	$ 43	$33

          Future annual minimum payments under all noncancelable operating leases in excess of one year subsequent to December 31, 2000 are as follows (in millions):

(In millions)
2001	$ 54
2002	42
2003	36
2004	30
2005	23
Thereafter	49

Total minimum lease payments	$234
Less: minimum sublease rental income	48

Net minimum lease payments	$186

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Government and Other Contracts

          The Company’s Medicare HMO contracts with the federal government are renewed for a one-year term each December 31, unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare program’s current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company’s financial position, results of operations or cash flows. The Company’s Medicaid contracts are generally annual contracts with various states except for the two-year contract with the Health Insurance Administration in Puerto Rico which expires April 30, 2001. The Company has submitted a bid for renewal of the contract in Puerto Rico and at this time is unable to predict if it will be renewed, under what terms, and what effect any such renewal or non-renewal will have on its financial position, results of operations or cash flows. Additionally, the Company renewed its TRICARE contract for up to two additional years subject to annual renewal terms, beginning July 1, 2001. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on the revenues, profitability and business prospects of the Company. In addition, the Company continually contracts and seeks to renew contracts with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations and cash flows could be adversely impacted.

Legal Proceedings

          The Company and Physician Corporation of America (“PCA”), formerly a publicly traded company acquired by the Company as a subsidiary in 1997, are each involved in securities litigation. The complaints involving the Company, which were consolidated, allege it and certain current and/or former directors and officers knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company’s financial condition, primarily with respect to the impact of negotiations over renewal of the Company’s contract with HCA in 1999. On November 7, 2000, the action was dismissed by the United States District Court for the Western District of Kentucky. The plaintiffs have filed an appeal to the Court of Appeals for the Sixth Circuit. The PCA complaint, filed in 1997, alleges certain of its former directors and officers knowingly or recklessly made false or misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. The Company intends to pursue the defense of the actions vigorously and does not believe that these actions will have a material adverse effect on the Company’s financial position or results of operations.

          The Company is involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. The cases include separate suits that purport to have been brought on behalf of members (so-called “Subscriber Track” cases) and a single action against the Company and seven other managed care companies that purports to have been brought on behalf of providers (so-called “Provider Track” case). The Subscriber Track complaints allege, among other things, that Humana intentionally concealed from members certain information concerning the way in which it conducts business, including the methods by which it pays providers. The complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act (“ERISA”). The plaintiffs do not allege that any of the purported practices resulted in denial of any claims for a particular benefit, but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised. In the Provider Track case, the plaintiffs assert that the companies improperly (i) paid providers’ claims and (ii) “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violation of regulations governing the timeliness of claim payments. The Company believes the allegations in the complaints are without merit and intends to pursue the defense of the actions vigorously.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           On January 4, 2000, a jury in Palm Beach County, Florida, issued an approximately $80 million verdict in a case arising from removal of an insured from a special case management program (“Chipps”). The award included approximately $78.5 million for punitive damages, $1 million for emotional distress and $29,000 for contractual benefits. The defendant, Humana Health Insurance Company of Florida, Inc., is in the process of appealing the verdict.

          During 2000, the Company paid approximately $15 million in a settlement to the United States Department of Justice and the Department of Health and Human Services relating to Medicare premium overpayments. The Company had previously established adequate liabilities for the resolution of these issues and, therefore, the settlement did not have a material impact on the Company’s financial position or results of operations. As part of this settlement, on May 31, 2000, the Company entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General (“OIG”) of the Department of Health and Human Services. Under the CIA, the Company is obligated to, among other things, provide training, conduct periodic audits and make periodic reports to the OIG.

          In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters as are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against the Company, he has indicated that he may do so in the future.

          The Company’s business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been increased scrutiny by these regulators of the managed health care companies’ business practices, including claims payment practices and utilization management. The Company has been and continues to be subject to such reviews. Some of these could require changes in some of the Company’s practices and could also result in fines or other sanctions.

          The Company also is involved in other lawsuits that arise in the ordinary course of its business operations, including claims of medical malpractice, bad faith, failure to properly pay claims, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, challenges to subrogation practices, and claims relating to performance of contractual obligations to providers and others. Recent court decisions and pending state and federal legislative activity may increase the Company’s exposure for any of these types of claims.

          Personal injury and claims for extracontractual damages arising from medical benefit denial are covered by insurance from the Company’s wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., the Company’s liability carriers have preliminarily indicated they believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

          Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits, including any appeals, like the appeal of the Chipps case, cannot be accurately predicted with certainty. Therefore, such legal actions could adversely affect the Company’s financial position, results of operations or cash flows. See CAUTIONARY STATEMENTS and ITEM 3. LEGAL PROCEEDINGS in this document.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    ACQUISITIONS AND DIVESTITURES

Divestitures

          During 2000, the Company completed transactions to divest its workers’ compensation, North Florida Medicaid and Medicare supplement businesses. The Company previously estimated and recorded a $118 million loss in 1999 related to the divestitures. There was no change in the estimated loss during 2000. Divested assets, consisting primarily of investment securities and reinsurance recoverables, totaled $653 million. Divested liabilities, consisting primarily of workers’ compensation and other reserves, totaled $437 million. Cash proceeds were $98 million ($29 million net of divested subsidiaries’ cash) for the year ended December 31, 2000. Revenue and pretax results associated with these businesses for the years ended December 31, 2000, 1999 and 1998 were as follows:

	Years Ended December 31,
	2000	1999	1998
	(In millions)
Revenues	$103	$218	$213
Pretax results	$ (8)	$ (13)	$ 20

Acquisitions

          During 2000, the Company acquired a Houston-based health plan, two operating shell entities for future business initiatives, and a hospital in-patient management services firm for $77 million ($13 million net of acquired subsidiaries’ cash).

          On June 1, 1999, the Company reached an agreement with FPA Medical Management, Inc. (“FPA”), FPA’s lenders and a federal bankruptcy court under which the Company acquired the operations of 50 medical centers from FPA for approximately $14 million in cash. The Company has subsequently transferred operating responsibility for all acquired FPA medical centers under long-term provider agreements.

          The above acquisitions were accounted for under the purchase method of accounting. In connection with these acquisitions, the Company allocated the acquisition cost to net tangible and identifiable intangible assets based upon their fair value. Identifiable intangible assets primarily relate to provider and subscriber contracts and the cost of the acquired licenses. Any remaining value not assigned to net tangible or identifiable intangible assets was then allocated to cost in excess of net assets acquired, or goodwill. Goodwill and identifiable intangible assets acquired, recorded in connection with the acquisitions were $52 million and $17 million in 2000 and 1999, respectively. The identifiable intangible assets are being amortized over periods ranging from five to 20 years while goodwill is being amortized over periods ranging from six to 20 years. Unaudited pro forma results of operations information has not been presented because the effects of these acquisitions were not, individually or in the aggregate, significant to the Company’s results of operations or financial position.

          During 1999, the Company recorded an impairment loss and, effective January 1, 2000, adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years as discussed in Note 3.

13.    SEGMENT INFORMATION

          During 1999 and 2000, the Company was organized into two business units: the Health Plan segment and the Small Group segment. The Health Plan segment includes the Company’s large group commercial (100 employees and over), Medicare, Medicaid, ASO and military or TRICARE business. The Small Group segment includes small group commercial (under 100 employees) and specialty benefit lines, including dental, life and short-term disability. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, investment income and interest expense, but no assets, to the segments. Members in the same geographic area that are served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. As a result, the profitability of each segment is somewhat interdependent. In addition, premium revenue pricing to large group commercial employers has historically been more competitive than that to small group commercial employers, resulting in less favorable underwriting margins for the large group commercial line of business. Costs to distribute and administer products to small group commercial employers are higher compared to large group commercial employers resulting in small group’s higher administrative expense ratio. The accounting policies of each segment are similar and are described in Note 2. The Company is in the process of repositioning its lines of business and its distribution focus towards a more commercial line emphasis, including commercial products sold to customers who self-insure their financial exposure. As a result of this repositioning, the Company announced a management realignment during the first quarter of 2001. Future quarterly and annual financial reports will give effect to this realignment.
Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The segment results for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Health Plan	Small Group	Total
	(In millions)
2000
Revenues:
Premiums	$7,303	$3,092	$10,395
Investment and other income, net	83	36	119

Total revenues	7,386	3,128	10,514
Underwriting margin	978	635	1,613

Depreciation and amortization	91	56	147

Interest expense	20	9	29

Income before income taxes	54	60	114

	Health Plan	Small Group	Total
	(In millions)
1999
Revenues:
Premiums	$6,847	$3,112	$9,959
Investment and other income, net	102	52	154

Total revenues	6,949	3,164	10,113
Underwriting margin	863	564	1,427

Depreciation and amortization	70	54	124

Interest expense	22	11	33

(Loss) income before income taxes	(410)	6	(404)

	Health Plan	Small Group	Total
	(In millions)
1998
Revenues:
Premiums	$6,734	$2,863	$9,597
Investment and other income, net	140	44	184

Total revenues	6,874	2,907	9,781
Underwriting margin	988	568	1,556

Depreciation and amortization	76	52	128

Interest expense	33	14	47

Income (loss) before income taxes	183	20	203

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           As discussed in Note 3, during 1999 and 1998, the Company recorded pretax expenses of $585 million and $132 million, respectively. The following table details the impact these expenses had on the Health Plan and Small Group segments for the years ended December 31, 1999 and 1998:

	1999			1998
	Health Plan	Small Group	Total	Health Plan	Small Group	Total
	(In millions)
Underwriting margin	$ 66	$24	$ 90	$60	$13	$ 73

Income before income taxes	$553	$32	$585	$96	$36	$132

          The Company markets health and specialty insurance products. The Company’s health insurance offerings include primarily HMO and PPO products while its specialty offerings include dental, group life and ASO products. Health insurance product premiums were approximately $10.1 billion, $9.7 billion and $9.4 billion for the years ended December 31, 2000, 1999 and 1998, respectively. Specialty product premiums were approximately $291 million, $277 million and $239 million for the years ended December 31, 2000, 1999 and 1998, respectively.

          Premium revenues derived from contracts with the federal government for the years ended December 31, 2000, 1999 and 1998 represent approximately 42 percent, 40 percent and 41 percent, respectively, of total premium revenues.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Humana Inc.

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the consolidated financial position of Humana Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 7, 2001

Humana Inc.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          A summary of the Company’s quarterly unaudited results of operations for the years ended December 31, 2000 and 1999 follows:

	2000
	First	Second	Third	Fourth
	(In millions, except per share results)
Revenues	$2,642	$2,696	$2,616	$2,560
Income before income taxes	27	24	29	34
Net income	21	19	23	27
Basic earnings per common share	0.13	0.11	0.14	0.16
Diluted earnings per common share	0.13	0.11	0.14	0.16

	1999
	First(a)	Second	Third	Fourth(b)
	(In millions, except per share results)
Revenues	$2,477	$2,505	$2,557	$2,574
(Loss) income before income taxes	(25)	44	34	(457)
Net (loss) income	(16)	28	22	(416)
Basic (loss) earnings per common share	(0.10)	0.17	0.13	(2.48)
Diluted (loss) earnings per common share	(0.10)	0.17	0.13	(2.48)

(a)	Includes charges of $90 million pretax ($58 million after tax, or $0.34 per diluted share) primarily related to premium deficiency and medical reserve strengthening.

(b)
Includes charges of $495 million pretax ($441 after tax, or $2.63 per diluted share) primarily related to goodwill write-down, losses on non-core asset sales and professional liability reserve strengthening.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

          The information required by this Item is herein incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 17, 2001 appearing under the caption “Election of Directors” of such Proxy Statement.

Executive Officers

          Set forth below are names and ages of all of the current executive officers of the Company as of March 1, 2001, their positions, date of election to such position and the date first elected an officer of the Company:

Name	Age	Position	First Elected Officer
Michael B. McCallister	48	President and Chief Executive Officer	09/89(1)
Kenneth J. Fasola	41	Chief Operating Officer—Market Operations	05/96(2)
James E. Murray	47	Chief Operating Officer—Service Operations	08/90(3)
John M. Bertko	51	Vice President—Chief Actuary	03/00(4)
James H. Bloem	50	Senior Vice President and Chief Financial Officer	02/01(5)
Douglas R. Carlisle	50	Senior Vice President—Market Operations	05/86(6)
Bruce J. Goodman	59	Senior Vice President and Chief Information Officer	04/99(7)
Bonita C. Hathcock	52	Senior Vice President and Chief Human Resources Officer	05/99(8)
Arthur P. Hipwell	52	Senior Vice President and General Counsel	08/90(9)
Thomas J. Liston	39	Senior Vice President—Strategy and Corporate Development	07/00(10)
Jonathan T. Lord, M.D.	46	Senior Vice President and Chief Clinical Strategy and Innovation Officer	04/00(11)
Steven O. Moya	51	Senior Vice President and Chief Marketing Officer	01/01(12)
Thomas T. Noland, Jr.	47	Senior Vice President—Corporate Communications	01/92(13)
R. Eugene Shields	53	Senior Vice President—Development	09/94(14)

(1)
Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Prior to that, Mr. McCallister served as Senior Vice President—Health System Management from January 1998 to February 2000 and as Division I President from July 1996 to January 1998. Mr. McCallister joined the Company in June 1974.

(2)
Mr. Fasola currently serves as Chief Operating Officer—Market Operations, having held this position since February 2001. Prior to that, Mr. Fasola held the position of Chief Operating Officer—Small Group Division from February 2000 to February 2001. Mr. Fasola served as Senior Vice President—Sales, Marketing and Business Development from November 1998 to February 2000 and as Vice President—Sales & Marketing from May 1996 to November 1998. Mr. Fasola served in a similar capacity as Vice President and National Sales Manager of Employers Health Insurance Company since 1989.

(3)
Mr. Murray currently serves as Chief Operating Officer—Service Operations, having held this position since February 2001. Prior to that, Mr. Murray held the position of Chief Operating Officer—Health Plan Division from February 2000 to February 2001 and also served as Interim Chief Financial Officer from February 2000 to February 2001. Mr. Murray served as Senior Vice President and Chief Financial Officer from November 1998 to February 2000, Chief Financial Officer from January 1997 to November 1998 and Vice President—Finance from August 1990 to January 1997. Mr. Murray joined the Company as Controller in October 1989.

(4)
Mr. Bertko currently serves as Vice President—Chief Actuary and joined the Company in October 1999 as Vice President—Actuarial Consulting. Prior to joining the Company, Mr. Bertko was a Principal with Reden & Anders/PM Squared in San Francisco, California from September 1996 to October 1999. He was a Consultant with Coopers & Lybrand (now PricewaterhouseCoopers LLP) (“PwC”) in San Francisco, California from April 1980 to 1985, then a Principal with PwC through August 1996.

(5)
Mr. Bloem joined the company in February 2001 as Senior Vice President and Chief Financial Officer. Prior to that, Mr. Bloem served as an independent financial and business consultant in Grand Rapids, Michigan from September 1999 to January 2001. Mr. Bloem served as President—Personal Care Division of PERRIGO Company in Allegan, Michigan from March 1998 to August 1999 and as Executive Vice President from August 1995 to February 1998. From January 1988 to July 1995, Mr. Bloem served as Vice President, Chief Financial Officer and Treasurer of Herman Miller, Inc. in Zeeland, Michigan and also as Vice President and General Counsel of the same firm from August 1986 through December 1987.

(6)
Mr. Carlisle currently serves as Senior Vice President—Market Operations, having held this position since February 2000. Prior to that, Mr. Carlisle served as Senior Vice President—Health System Management from September 1999 to February 2000, and as Regional Vice President—Health System Management (Central Region) from January 1998 to September 1999. Mr. Carlisle joined the Company in May 1986.

(7)
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

(8)
Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer having held this position since February 2001. Ms. Hathcock joined the Company in May 1999 as Senior Vice President—Human Resources. Prior to joining the Company, Ms. Hathcock served as Vice President of Human Resources & Development for US Airways Group in Crystal City, Virginia from 1997 to 1999. From 1990 to 1997, Ms. Hathcock served as Vice President of Human Resources for Siemens AG/Siemens Rolm Communications, Inc. in Santa Clara, California.

(9)
Mr. Hipwell currently serves as Senior Vice President and General Counsel having held that position since September 1999. He was initially elected an officer of the Company in 1990 and served as Senior Vice President and General Counsel from July 1992 until the spinoff of Galen Health Care Inc. (“Galen”), when he became Senior Vice President and General Counsel of Galen. Mr. Hipwell returned to the Company in January 1994 and was named Senior Vice President and General Counsel of the Company in June 1994. Mr. Hipwell retired from the Company in January 1999. He returned as Senior Vice President and General Counsel in September 1999.

(10)
Mr. Liston currently serves as Senior Vice President—Strategy & Corporate Development having held this position since July 2000. Prior to that, Mr. Liston served as Vice President—Corporate Development from January 1998 to July 2000, Vice President—Finance from January 1997 to January 1998, and Controller from January 1996 to January 1997. Mr. Liston joined the Company in January 1995 as Director—Development.

(11)
Dr. Lord currently serves as Senior Vice President and Chief Clinical Strategy and Innovation Officer having held this position since February 2001. Dr. Lord joined the Company in April 2000 as Senior Vice President and Chief Medical Officer. Prior to joining the Company, Dr. Lord was President of Health Dialog in Boston, Massachusetts from December 1999 through April 2000. From November 1995 to November 1999, Dr. Lord was Chief Operating Officer of the American Hospital Association in Washington, D.C., and from July 1994 to November 1995 was Executive Vice President of Anne Arundel Medical Center in Annapolis, Maryland.

(12)
Mr. Moya currently serves as Senior Vice President and Chief Marketing Officer and was elected to that position in January 2001. Prior to joining the Company, Mr. Moya was Vice President—Strategic Planning for Latin Works Marketing in Los Angeles, California from January 1999 to December 2000. Mr. Moya was also Principal for Moya, Selbert Communications Consulting in Los Angeles, California from January 1998 to December 1998 and Senior Vice President of Manning, Selvage & Lee in Los Angeles, California from January 1996 to December 1997.

(13)
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

(14)
Mr. Shields currently serves as Senior Vice President—Development having held that position since February 2001. Mr. Shields previously served as Senior Vice President and Chief Operating Officer—Emphesys, Inc. (a subsidiary of the Company) from February 2000 to February 2001. Prior to that, Mr. Shields served as President of Humana Military Health Services Division from July 1994 through February 2000.

          Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

          The information required by this Item is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 17, 2001 appearing under the caption “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is herein incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 17, 2001 appearing under the caption “Security Ownership of Certain Beneficial Owners of Company Common Stock” of such Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is herein incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 17, 2001 appearing under the caption “Certain Transactions with Management and Others” of such Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The financial statements, financial statement schedule and exhibits set forth below are filed as part of this report.

(1)	Financial Statements—The response to this portion of Item 14 is submitted as Item 8 of this report.

(2)	Index to Consolidated Financial Statement Schedule:

I	Parent Company Financial Information

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3 (a)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on
November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company’s Post-Effective Amendment to
the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.

(b)	By-laws, as amended. Exhibit 3(b) to the Company’s Annual Report for the fiscal year ended December 31, 1997, is incorporated by reference herein.

4 (a)	Form of Amended and Restated Rights Agreement dated February 14, 1996, between
Humana Inc. and Mid-America Bank of Louisville and Trust Company. Exhibit 1.3 to the
Registration Statement (File No. 1-5975) on Form 8-A/A dated February 14, 1996, is incorporated by reference herein.

(b)	Amendment No. 2 to the Amended and Restated Rights Agreement. Exhibit 4.3 to the Registration Statement (File No. 1-5975) on Form 8-A/A dated March 1, 1999, is incorporated by reference herein.

(c)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-
term indebtedness of the Company is described in Note 6 of Notes to Consolidated Financial
Statements in the Company’s 2000 Annual Report to Stockholders. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.

10 (a)*	1989 Stock Option Plan for Employees. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(b)*	Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to the
Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February
18, 1993, is incorporated by reference herein.

(c)*	Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(d)*	1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(e)*	Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors. Annex C to
the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on
February 18, 1993, is incorporated by reference herein.

           * Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.
72
10 (f)*	Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors. Exhibit
10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 1993, is incorporated by reference herein.

(g)*	1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998.
Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(h)*	1996 Stock Incentive Plan for Employees. Annex A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 9, 1996, is incorporated by reference herein.

(i)*	1996 Stock Incentive Plan for Employees as amended in 1998. Exhibit C to the Company’s
Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(j)*	Humana Inc. Restricted Stock Plan for Officers and Directors. Exhibit 99.5 to the Company’s Form S-8 Registration Statement (No. 333-41408) filed on July 14, 2000, is incorporated by reference herein.

(k)*	Humana Inc. 1998 Executive Management Incentive Compensation Plan. Exhibit B to the
Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14,
1998, is incorporated by reference herein.

(l)*	Restated agreement providing for termination benefits in the event of a change of control.
Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 1997, is incorporated by reference herein.

(m)*	Humana Inc. 2000 Management Incentive Compensation Plan (“MIP”) description, filed herewith.

(n)*	Employment Agreement—Michael B. McCallister. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference herein.

(o)*	Employment Agreement—Kenneth J. Fasola, dated March 29, 1999. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated by reference herein.

(p)*	Trust under Humana Inc. Deferred Compensation Plans. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

(q)*	Severance policy. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference herein.

(r)*	Agreement—David A. Jones, dated December 15, 1999. Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

(s)*	Humana Officers’ Target Retirement Plan, as amended. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(t)*	Humana Thrift Excess Plan as amended. Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(u)*	Humana Supplemental Executive Retirement Plan, as amended. Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

           * Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.
73
10 (v)*	Letter agreement with Company officers concerning health insurance availability. Exhibit
10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December
31, 1994, is incorporated by reference herein.

(w)	Indemnity Agreement. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

(x)	Agreement between the Secretary of the Department of Health and Human Services and
Humana Medical Plan, Inc. Exhibit 10(w) to the Company’s Annual Report on Form 10-K
for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(y)	The $1.5 Billion Credit Facility between the Company and Chase Manhattan Bank and the
First Amendment thereto (“Credit Agreement”). Exhibit 10 to the Company’s Current
Report on Form 8-K filed on September 23, 1997, is incorporated by reference herein.

(z)	Second Amendment to the Credit Agreement dated November 19, 1999. Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

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

          For the quarter ended December 31, 2000 there were no reports filed on Form 8-K. As of the filing date, Humana Inc. filed a report on Form 8-K on January 5, 2001 regarding the appointment of James H. Bloem as Senior Vice President and Chief Financial Officer and Steven O. Moya as Senior Vice President and Chief Marketing Officer.

SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC .

/S / JAMES H. BLOEM
By:
James H. Bloem
Senior Vice President and
Chief Financial Officer

Date: March 30, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S / JAMES H. BLOEM James H. Bloem	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 30, 2001

/S / DAVID A. JONES David A. Jones	Chairman of the Board	March 30, 2001

/S / DAVID A. JONES , JR . David A. Jones, Jr.	Vice Chairman of the Board	March 30, 2001

/S / K. FRANK AUSTEN , M.D. K. Frank Austen, M.D.	Director	March 30, 2001

/S / CHARLES M. BREWER Charles M Brewer	Director	March 30, 2001

/S / MICHAEL E. GELLERT Michael E. Gellert	Director	March 30, 2001

/S / JOHN R. HALL John R. Hall	Director	March 30, 2001

/S / IRWIN LERNER Irwin Lerner	Director	March 30, 2001

/S / MICHAEL B. MC CALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	March 30, 2001

/S / W. ANN REYNOLDS , PH .D. W. Ann Reynolds, Ph.D.	Director	March 30, 2001

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Humana Inc.

          Our audits of the consolidated financial statements referred to in our report dated February 7, 2001 appearing in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 7, 2001

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
December 31, 2000 and 1999
(In millions, except share amounts)

Assets

	2000	1999
Cash and cash equivalents	$ 14	$ 3
Receivables from operating subsidiaries, net		41
Other current assets	27	30

Total current assets	41	74
Property and equipment, net	221	176
Investments in subsidiaries	2,089	1,991
Notes receivable from operating subsidiaries	87	81
Other	71	40

Total assets	$2,509	$2,362

Liabilities and Stockholders’ Equity
Payable to operating subsidiaries, net	$ 52
Book overdraft	173	$ 160
Other current liabilities	200	145
Debt	600	686

Total current liabilities	1,025	991
Notes payable to operating subsidiaries	97	77
Other	27	26

Total liabilities	1,149	1,094

Contingencies
Preferred stock, $1 par; 10,000,000 shares authorized; none issued
Common stock, $0.162 /3 par; 300,000,000 shares authorized; 170,889,142 and 167,608,558 shares issued in 2000 and 1999, respectively	28	28
Treasury stock, at cost, 1,823,348 shares	(14)
Other stockholders’ equity	1,346	1,240

Total stockholders’ equity	1,360	1,268

Total liabilities and stockholders’ equity	$2,509	$2,362

See accompanying notes to the parent company financial statements.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2000, 1999 and 1998
(In millions)

	2000	1999	1998
Revenues:
Management fees charged to operating subsidiaries	$381	$364	$297
Investment and other income	4	19	5

	385	383	302

Expenses:
Selling, general and administrative	334	331	293
Depreciation	50	36	33
Interest expense	34	35	44

	418	402	370

Loss before income taxes and equity in net earnings (loss) of subsidiaries	(33)	(19)	(68)
Benefit for income taxes	33	6	38

Loss before equity in net earnings (loss) of subsidiaries	—	(13)	(30)
Equity in net earnings (loss) of subsidiaries	90	(369)	159

Net income (loss)	$ 90	$(382)	$129

See accompanying notes to the parent company financial statements.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998
(In millions)

	2000	1999	1998
Net cash provided by (used in) operating activities	$134	$ 62	$ (18)
Cash flows from investing activities:
Purchases of property and equipment, net	(98)	(11)	(43)
Capital contributions to operating subsidiaries	(48)	(191)	(59)
Dividends from operating subsidiaries	185	276	123
Surplus note funding to operating subsidiaries	(10)
Surplus note redemption from operating subsidiaries	4
Acquisitions	(77)
Other	2		(5)

Net cash (used in) provided by investing activities	(42)	74	16

Cash flows from financing activities:
Revolving credit agreement borrowings	520		123
Revolving credit agreement repayments		(93)	(330)
Net commercial paper (repayments) borrowings	(606)	(44)	141
Proceeds from notes issued to operating subsidiaries	20	18
Common stock repurchases	(26)
Other	11	(14)	68

Net cash (used in) provided by financing activities	(81)	(133)	2

Change in cash and cash equivalents	11	3	—
Cash and cash equivalents at beginning of period	3

Cash and cash equivalents at end of period	$ 14	$ 3	$—

See accompanying notes to the parent company financial statements.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

          Parent company financial information has been derived from the consolidated financial statements of the Company and excludes the accounts of all subsidiaries. This information should be read in conjunction with the consolidated financial statements of the Company.

          Certain reclassifications have been made to the prior years’ parent company financial information.

2. Transactions with Subsidiaries

          In the normal course of business, the parent company indemnifies certain of its subsidiaries for health plan obligations its subsidiaries may be unable to meet.

Notes receivables from operating subsidiaries

          The parent company has funded certain subsidiaries with surplus note agreements. These notes are generally non-interest bearing and may not be repaid without the prior approval of the Departments of Insurance. In January 2001, the parent company received $22.5 million from one of its subsidiaries in satisfaction of two surplus notes.

Notes payable to operating subsidiaries

          The parent company has borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 6.65 percent to 7.50 percent and are payable between 2002 and 2009. The parent company recorded interest expense of $6 million, $5 million and $4 million related to these notes for the years ended December 31, 2000, 1999 and 1998, respectively. During the first quarter of 2001, the parent company paid $20 million to one of its subsidiaries in satisfaction of a note.