Form 10-Q
period 2001-03-31
HUMANA INC
filed 2001-05-15
CIK 49071

_______________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at April 30, 2001 169,956,644 shares

_______________________________________________________________________________________________

Form 10-Q
Humana Inc.
March 31, 2001

	INDEX Part I: Financial Information	Page
Item 1. Item 2. Item 3. Item 1. Item 6. Signatures

Financial Statements

Condensed Consolidated Statements of Income for the quarters ended
   March 31, 2001 and 2000

Condensed Consolidated Balance Sheets at March 31, 2001 and
   December 31, 2000

Condensed Consolidated Statements of Cash Flows for the quarters    ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
   Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Part II: Other Information

Legal Proceedings

Exhibits and Reports on Form 8-K

3 4 5 6 11 22 23 25 26

______________________________________________________________________________________

Condensed Consolidated Statements of Income
Humana Inc.
For the quarters ended March 31, 2001 and 2000
Unaudited
(In millions, except per share results)

	Quarters Ended
	2001	2000
Revenues: Premiums	$2,413	$2,611
Investment and other income, net	32	31
Total revenues	2,445	2,642
Operating expenses: Medical	2,007	2,220
Selling, general and administrative Depreciation and amortization	350 39	353 34
Total operating expenses	2,396	2,607
Income from operations	49	35
Interest expense	7	8
Income before income taxes	42	27
Provision for income taxes	15	6
Net income	$27	$21
Basic earnings per common share	$0.16	$0.13
Diluted earnings per common share	$0.16	$0.13

See accompanying notes to condensed consolidated financial statements.

_____________________________________________________________________________________

Condensed Consolidated Balance Sheets
Humana Inc.
Unaudited at March 31, 2001
(In millions, except share amounts)

	March 31, 2001	Dec. 31, 2000
ASSETS Current assets:
Cash and cash equivalents	$570	$658
Investment securities	1,398	1,409
Premiums receivable, less allowance for doubtful accounts
of $40 at March 31, 2001 and $42 at December 31, 2000	249	205
Other	212	227
Total current assets	2,429	2,499

Long-term investment securities Property and equipment, net Cost in excess of net assets acquired Other	226 439 786 197	240 435 790 203
Total assets	$4,077	$4,167

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities: Medical and other expenses payable Trade accounts payable and accrued expenses Book overdraft Unearned premium revenues Debt	$1,103 378 128 340 590	$1,181 402 149 333 600
Total current liabilities	2,539	2,665
Professional liability and other obligations	143	142
Total liabilities	2,682	2,807

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par; authorized 10,000,000 shares; none issued
Common stock, $0.16 2/3 par; 300,000,000 shares authorized;
170,688,314 and 170,889,142 shares issued in 2001 and 2000,
respectively	28	28

   Capital in excess of par value
   Retained earnings
   Accumulated other comprehensive loss
   Unearned restricted stock compensation
   Treasury stock, at cost, 1,711,504 and 1,823,348 shares in 2001 and 2000, respectively
       Total stockholders' equity
           Total liabilities and stockholders' equity

	$922 488 (3) (27) (13) 1,395 4,077	$923 461 (8) (30) (14) 1,360 4,167

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________

Condensed Consolidated Statements of Cash Flows
Humana Inc.
For the quarters ended March 31, 2001 and 2000
Unaudited
(In millions)

		Quarters Ended
		2001		2000
Cash flows from operating activities:
Net income		$27		$21
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization		39		34
Provision for deferred income taxes		16		5
Changes in operating assets and liabilities excluding
effects of acquisitions and divestitures:
Premiums receivable		(48)		(48)
Other assets		3		(8)
Medical and other expenses payable		(78)		(26)
Workers' compensation run-out claims reduction		-		(30)
Other liabilities		(27)		(71)
Unearned premium revenues		1		53
Other		(2)		-
Net cash used in operating activities		(69)		(70)

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired		-		3
Disposition, net of cash and cash equivalents disposed		-		60
Purchases of investment securities		(479)		(257)
Maturities of investment securities		168		179
Proceeds from sales of investment securities		352		88
Purchases of property and equipment		(28)		(33)
Proceeds from sales of property and equipment		-		9
Net cash provided by investing activities		13		49

Cash flows from financing activities: Net revolving credit agreement repayments Net commercial paper repayments Change in book overdraft Other		(10) - (21) (1)		- (7) (50) (3)
Net cash used in financing activities		(32)		(60)

Decrease in cash and cash equivalents Cash and cash equivalents at beginning of period		(88) 658		(81) 978
Cash and cash equivalents at end of period		$570		$897
Supplemental cash flow information: Interest payments Income tax payments (refunds), net	$ $	9 1	$ $	8 (1)

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements
Humana Inc.
Unaudited

A.  Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to the Form 10-K of Humana Inc. (the "Company" or "Humana") for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

The preparation of the Company's condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may ultimately differ from those estimates.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

B.  Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general, SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains or losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. The adoption of this standard effective January 1, 2001 was not material to the Company's financial position, results of operations, or cash flows.

C.  Contingencies

Government and Other Contracts

The Company's Medicare HMO contracts with the federal government are renewed for a one-year term each December 31, unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on the Company's financial position, results of operations or cash flows. The Company's Medicaid contracts generally are annual contracts with various states except for the two-year contract with the Health Insurance Administration in Puerto Rico which was extended for an additional two months to expire on June 30, 2001. The Company is awaiting information from the Health Insurance Administration in Puerto Rico concerning the renewal of the contract. The Company is unable to predict if the contract will be renewed and what effect it will have on its financial position, results of operations or cash flows. Additionally, the Company renewed its TRICARE contract for up to two additional years subject to annual renewal terms, beginning July 1, 2001. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on the revenues, profitability, and business prospects of the Company. In addition, the Company continually contracts and seeks to renew contracts with providers at rates designed to ensure adequate profitability. To the extent the Company is unable to obtain such rates, its financial position, results of operations, and cash flows could be adversely impacted.

_____________________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements, continued
Humana Inc.
Unaudited

Legal Proceedings

The Company and Physician Corporation of America ("PCA"), formerly a publicly traded company acquired by the Company as a subsidiary in 1997, are each involved in securities litigation. The complaints involving the Company, which were consolidated, allege it and certain current and/or former directors and officers knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company's financial condition, primarily with respect to the impact of negotiations over renewal of the Company's contract with HCA in 1999. On November 7, 2000, the action was dismissed by the United States District Court for the Western District of Kentucky. The plaintiffs have filed an appeal to the United States Court of Appeals for the Sixth Circuit. The PCA complaint, filed in 1997, alleges certain of its former directors and officers knowingly or recklessly made false or misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. The Company intends to pursue the defense of the actions vigorously and does not believe that these actions will have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. The cases include separate suits that purport to have been brought on behalf of members (so-called "Subscriber Track" cases) and a single action against the Company and seven other managed care companies that purports to have been brought on behalf of providers (so-called "Provider Track" case). The Subscriber Track complaints allege, among other things, that Humana intentionally concealed from members certain information concerning the way in which it conducts business, including the methods by which it pays providers. The complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employee Retirement Income Security Act ("ERISA"). The plaintiffs do not allege that any of the purported practices resulted in denial of any claims for a particular benefit, but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised. In the Provider Track case, the plaintiffs assert that the companies improperly (i) paid providers' claims and (ii) "downcoded" their claims by paying lesser amounts than they submitted. Following dismissal of their initial complaint, the plaintiffs filed an amended complaint on March 26, 2001, which, among other things, added another defendant, Coventry Health Care, Inc., and several additional individual plaintiffs. The amended complaint also added claims by physician medical associations in Texas, California and Georgia. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violation of regulations governing the timeliness of claim payments. The Company believes the allegations in the complaints are without merit and intends to pursue the defense of the actions vigorously.

On January 4, 2000, a jury in Palm Beach County, Florida, issued an approximately $80 million verdict in a case arising from removal of an insured from a special case management program ("Chipps"). The award included approximately $78.5 million for punitive damages, $1 million for emotional distress and $29,000 for contractual benefits. The defendant, Humana Health Insurance Company of Florida, Inc., is in the process of appealing the verdict.

On May 31, 2000, the Company entered into a five-year Corporate Integrity Agreement ("CIA") with the Office of Inspector General ("OIG") of the Department of Health and Human Services. Under the CIA, the Company is obligated to, among other things, provide training, conduct periodic audits and make periodic reports to the OIG.

In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters as are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against the Company, he has indicated that he may do so in the future.

_____________________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements, continued
Humana Inc.
Unaudited

The Company's business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been increased scrutiny by these regulators of the managed health care companies' business practices, including claims payment practices and utilization management. The Company has been and continues to be subject to such reviews. Some of these reviews could require changes in some of the Company's practices and could also result in fines or other sanctions.

The Company also is involved in other lawsuits that arise in the ordinary course of its business operations, including claims of medical malpractice, bad faith, failure to properly pay claims, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, challenges to subrogation practices, and claims relating to performance of contractual obligations to providers and others. Recent court decisions and pending state and federal legislative activity may increase the Company's exposure for any of these types of claims.

Personal injury and claims for extracontractual damages arising from medical benefit denial are covered by insurance from the Company's wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., the Company's liability carriers have preliminarily indicated they believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits, including any appeals, e.g., the appeal of the Chipps case, cannot be accurately predicted with certainty. Therefore, such legal actions could have a material adverse effect on the Company's financial position, results of operations or cash flows.

D.  Earnings Per Common Share

Basic earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the "treasury stock" method.

There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share. Reconciliations of the average number of unrestricted common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share for the quarters ended March 31, 2001 and 2000 are as follows:
	Quarters Ended
	2001	2000
Shares used to compute basic earnings per common share	164,054,724	167,752,402
Effect of dilutive common stock options and restricted shares	3,318,612	99,246
Shares used to compute diluted earnings per common share	167,373,336	167,851,648

Number of antidilutive stock options excluded from computation	6,996,471	9,686,003

______________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements, continued
Humana Inc.
Unaudited

E.  Comprehensive Income

The following table presents comprehensive income for the quarters ended March 31, 2001 and 2000 (in millions):

	Quarters Ended
	2001	2000
Net income	$27	$21
Net unrealized investment gains, net of tax	5	7
Comprehensive income, net of tax	$32	$28

F.  Segment Information

During the first quarter of 2001 the Company implemented a management realignment to reflect its consumer-centric focus. As a result of this realignment, the Company redefined its business segments into the Commercial segment and the Government segment. All prior period segment information has been reclassified to conform to the current period's presentation. The Commercial segment includes the Company's fully insured medical, administrative services only ("ASO"), and specialty lines of business marketed primarily to employer groups, and the Government segment includes the Medicare+Choice, Medicaid, and TRICARE lines of business. The TRICARE program provides health insurance coverage to the dependents of active duty military personnel as well as to retired military personnel and their dependents. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, interest income, and interest expense, but no assets, to its segments. Members served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. The segments also share overhead costs. As a result, the profitability of each segment is interdependent.

The following table presents financial information for the Company's Commercial and Government segments for the quarters ended March 31, 2001 and 2000 (in millions):
	2001
	Commercial	Government	Total
Revenues:
Premiums	$1,311	$1,102	$2,413
Investment and other income, net	17	15	32
Total revenues	1,328	1,117	2,445
Operating expenses:
Medical	1,070	937	2,007
Selling, general and administrative	218	132	350
Depreciation and amortization	24	15	39
Total operating expenses	1,312	1,084	2,396
Income from operations	16	33	49
Interest expense	4	3	7
Income before income taxes	$12	$30	$42

	2000
	Commercial	Government	Total
Revenues:
Premiums	$1,431	$1,180	$2,611
Investment and other income, net	16	15	31
Total revenues	1,447	1,195	2,642
Operating expenses:
Medical	1,194	1,026	2,220
Selling, general and administrative	224	129	353
Depreciation and amortization	22	12	34
Total operating expenses	1,440	1,167	2,607
Income from operations	7	28	35
Interest expense	4	4	8
Income before income taxes	$3	$24	$27

______________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements, continued
Humana Inc.
Unaudited

G.  Subsequent Event

On April 18, 2001, the Company reached a definitive merger agreement with Anthem Alliance Health Insurance Company ("Anthem"), to acquire by merger the outstanding shares of common stock of a newly formed Anthem subsidiary responsible for administering TRICARE benefits to approximately 1.0 million eligible members for consideration of approximately $45 million. This transaction, which is subject to regulatory approval, is expected to close in the second quarter of 2001.

H.  Reclassifications

Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Humana Inc.

The consolidated financial statements of Humana Inc. (the "Company" or "Humana") in this quarterly report on Form 10-Q, present the Company's financial position, results of operations, and cash flows, and should be read in conjunction with the following discussion and analysis. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in the Company's press releases, investor presentations, and in oral statements made by or with the approval of one of the Company's executive officers, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results discussed in the forward-looking statements. Readers are cautioned that a number of factors, which are described in the "Cautionary Statements" section of this report, could adversely affect the Company's ability to obtain these results.

Introduction

Humana Inc. is one of the nation's largest publicly traded health services companies offering coordinated health insurance coverage, primarily to employer groups and government-sponsored plans, through a variety of product options including health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). The Company also offers an administrative services only ("ASO") product to larger employers who self-insure their employee health plans and various specialty products, including dental, group life and short-term disability. In total, the Company's products are licensed in 49 states, the District of Columbia and Puerto Rico, with approximately 29 percent of its premium revenues in the state of Florida.

During the first quarter of 2001 the Company implemented a management realignment to reflect its consumer-centric focus. As a result of this realignment, the Company redefined its business segments into the Commercial segment and the Government segment. The Commercial segment includes the Company's fully insured medical, ASO, and specialty lines of business marketed primarily to employer groups, and the Government segment includes the Medicare+Choice ("M+C"), Medicaid, and TRICARE lines of business. The TRICARE program provides health insurance coverage to the dependents of active duty military personnel as well as to retired military personnel and their dependents. Results of each segment are measured based upon results of operations before income taxes. The Company allocates administrative expenses, interest income, and interest expense, but no assets, to its segments. Members served by the two segments generally utilize the same medical provider networks, enabling the Company to obtain more favorable contract terms with providers. The segments also share overhead costs. As a result, the profitability of each segment is interdependent.

During 2000, the Company initiated a strategy targeted at improving its financial results while simultaneously positioning it for future growth. This strategy involved eliminating non-core businesses and focusing on improving the infrastructure related to its core businesses. The Company completed transactions to divest its workers' compensation and Medicare supplement businesses as well as its Medicaid business in North Florida, Austin and San Antonio, Texas and Milwaukee, Wisconsin. On January 1, 2001, the Company ceased providing its M+C product in 45 Medicare counties and substantially completed the exit from 17 small group commercial states. As of March 31, 2001, non-core membership accounted for less than three percent of total membership. The Company will continue to reduce the remaining non-core membership through pricing actions, product streamlining and market exits. The Company will enhance its focus on growth and continue to allocate resources towards positioning the Company for profitable growth in each of its markets.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Quarters Ended March 31, 2001 and 2000

The Company's premium revenues decreased 7.6 percent to $2.4 billion for the quarter ended March 31, 2001 (the "2001 quarter"), compared to $2.6 billion for the quarter ended March 31, 2000 (the "2000 quarter"). This decrease was due to medical membership reductions from exiting numerous non-core markets and products in the latter three quarters of 2000 partially mitigated by higher premium yields from continued focus on pricing discipline. Those markets and products were deemed non-core since they lacked potential for profitability, did not fit into the Company's strategic focus, or both.

The Company's medical expenses as a percentage of premium revenues, or medical expense ratio, for the 2001 quarter was 83.2 percent compared to 85.0 percent for the 2000 quarter. The decline in the medical expense ratio was due to lower medical cost trends from exiting numerous higher cost, non-core markets and products, significant benefit reductions in the Company's M+C product effective January 1, 2001 and improving commercial fully insured medical premium yields.

The Company's selling, general and administrative ("SG&A") expenses as a percentage of premium revenues, or SG&A expense ratio, for the 2001 quarter was 14.5 percent compared to 13.5 percent in the 2000 quarter. This increase was the result of planned spending on infrastructure and technology initiatives combined with a lower ratio of members to employees. Depreciation and amortization increased $5 million to $39 million in the 2001 quarter from $34 million in the 2000 quarter. The increase was the result of increased capital expenditures primarily related to the Company's technology initiatives.

Income before income taxes totaled $42 million for the 2001 quarter compared to $27 million for the 2000 quarter.

On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. The Company's effective tax rate for the 2001 quarter was approximately 36 percent compared to 21 percent for the 2000 quarter. The lower effective tax rate for the 2000 quarter includes the benefit recognized for available capital loss carryforwards resulting from the sale of the workers' compensation business.

Net income was $27 million, or $0.16 per diluted share in the 2001 quarter compared to $21 million, or $0.13 per diluted share in the 2000 quarter. This earnings improvement results from actions taken to eliminate non-core business, significant Medicare benefit reductions and improved commercial fully insured medical pricing discipline.

Business Segment Information for the Quarters Ended March 31, 2001 and 2000

The following table presents certain financial data for the Company's two segments for the 2001 quarter and 2000 quarter (in millions):
	Quarters Ended
	2001	2000
Premium revenues:
Commercial	$1,311	$1,431
Government	1,102	1,180
	$2,413	$2,611
Income before income taxes:
Commercial	$12	$3
Government	30	24
	$42	$27
Medical expense ratios:
Commercial	81.6%	83.4%
Government	85.0%	86.9%
	83.2%	85.0%
SG&A expense ratios:
Commercial	16.6%	15.7%
Government	12.0%	10.9%
	14.5%	13.5%

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Commercial

The Commercial segment's premium revenues decreased 8.4 percent to $1.3 billion for the 2001 quarter compared with $1.4 billion for the 2000 quarter. Fully insured medical premiums decreased 8.0 percent to $1.2 billion during the 2001 quarter from $1.3 billion in the 2000 quarter. This decrease was due to membership reductions offset by higher premium yields realized on the fully insured medical line of business. Fully insured medical membership decreased 19.8 percent to 2,387,900 compared with the 2000 quarter of 2,977,500, as the Company continued to focus on pricing discipline and exited certain unprofitable markets. Fully insured medical premium yields improved to 14.1 percent for the 2001 quarter compared to 11.4 percent for the 2000 quarter. The Company anticipates fully insured medical membership growth in the latter half of 2001 with levels approaching the December 31, 2000 level of 2.5 million members by the end of 2001.

The Commercial segment's medical expense ratio for the 2001 quarter was 81.6 percent, decreasing from 83.4 percent in the 2000 quarter. Fully insured medical cost trends were in the nine to 10 percent range for the 2001 quarter compared to a range of 10 to 11 percent for the 2000 quarter. This improvement was primarily driven by lower physician and pharmacy cost trends offset by higher hospital utilization. Pharmacy costs continue to experience a positive effect from the Company's three tier pharmacy benefit.

The SG&A expense ratio for the 2001 quarter increased 90 basis points to 16.6 percent compared to 15.7 percent for the 2000 quarter. This increase was the result of planned spending on infrastructure and technology initiatives combined with a lower ratio of members to employees.

Income before income taxes totaled $12 million for the 2001 quarter compared to $3 million for the 2000 quarter. This earnings increase was due to the continued focus on pricing discipline and the exit of certain unprofitable markets partially offset by a higher SG&A expense ratio.

Government

Premium revenues for the Government segment in the 2001 quarter decreased 6.6 percent to $1.1 billion compared to $1.2 billion in the 2000 quarter. The decrease was primarily due to membership reductions from market exits and divestitures. Medicare membership at March 31, 2001 was 428,100 compared to 518,000 at March 31, 2000, a decline of 89,900 members, primarily attributable to the previously announced exits from 45 counties on January 1, 2001. Medicaid membership at March 31, 2001 of 493,200 declined 163,400 members compared to the 2000 quarter. This decline resulted from the sale of the North Florida, Austin and San Antonio, Texas and Milwaukee, Wisconsin Medicaid businesses. Medicare premium yields improved to 7.0 percent for the 2001 quarter compared to 6.2 percent for the 2000 quarter. The Company anticipates that for the remainder of 2001, Medicare premium yields will range from four to five percent as some members may elect to participate in lower premium plans.

The Government segment's medical expense ratio for the 2001 quarter was 85.0 percent, decreasing from 86.9 percent for the 2000 quarter. This decrease primarily resulted from exiting 45 Medicare counties with higher medical expense ratios on January 1, 2001 coupled with significant benefit design changes that also became effective January 1, 2001. Medicare cost trends were in the four to five percent range in the 2001 quarter compared to a range of six to seven percent in the 2000 quarter. The Company anticipates that Medicare cost trends will be in the three to five percent range for the remainder of 2001, while membership levels are expected to remain relatively constant for the remainder of 2001.

The Government segment's SG&A expense ratio for the 2001 quarter was 12.0 percent compared to 10.9 percent for the 2000 quarter. This increase was the result of planned spending on infrastructure and technology initiatives combined with a lower ratio of members to employees.

Income before income taxes totaled $30 million for the 2001 quarter compared to $24 million for the 2000 quarter. This earnings increase was primarily attributable to improved premium yields relative to cost trends and reductions in higher cost, non-core membership, partially offset by a higher SG&A expense ratio.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Liquidity and Capital Resources

The following table presents pro forma cash flows for the quarters ended March 31, 2001 and 2000, excluding the effects of previously funded workers' compensation claim payments and the timing of the Medicare premium receipts (in millions):

	Quarters Ended
	2001	2000
Cash flows used in operating activities Timing of Medicare premium receipts Funded workers' compensation claim payments	$(69) (6)	$(70) (19) 30
Pro forma cash flows used in operating activities	$(75)	$(59)

The reduction in the funded workers' compensation claim payments results from the sale of this business on March 31, 2000. Pro forma operating cash used in the 2001 and 2000 quarters were negatively impacted by run-off claims payments related to terminated membership and claim inventory pay downs. The 2001 quarter included run-off claims payments related to terminated Medicare and fully insured commercial membership of $55 million and a $51 million pay down in claims inventories.

On March 31, 2000, the Company received $125 million from the disposition of its workers' compensation business ($60 million, net of cash and cash equivalents included in the disposed operating subsidiary). Proceeds from this transaction were used to reduce debt and fund infrastructure and information technology spending.

The Company's Board of Directors has authorized the repurchase of up to five million of the Company's common shares. As of March 31, 2001, the Company has repurchased approximately 3.5 million of its common shares. No common shares were repurchased during the 2001 quarter.

The Company's subsidiaries operate in states that require minimum levels of equity and regulate the payment of dividends to the parent company. Generally, the amount of dividend distributions that may be paid by regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory net income and statutory capital and surplus. As of March 31, 2001, the Company's regulated subsidiaries maintained aggregate statutory capital and surplus of approximately $914 million compared with their aggregate minimum statutory capital and surplus requirements of approximately $604 million.

Most of the Company's statutory entities are impacted by the implementation of risk-based capital ("RBC") requirements recommended by the National Association of Insurance Commissioners. Several states are currently in the process of phasing in these requirements for HMOs over a number of years. If RBC were fully implemented as of March 31, 2001, the Company would be required to fund additional capital into certain entities aggregating approximately $73 million. After this capital infusion, the Company would have $257 million of aggregate statutory capital and surplus above the required minimum level.

The Company files statutory-basis financial statements with state regulatory authorities in all states in which the Company conducts business. On January 1, 2001, changes to the statutory basis of accounting, known as the Codification, became effective. The cumulative effect of these changes was recorded as a direct adjustment to January 1, 2001 statutory surplus and did not materially impact the Company's compliance with aggregate minimum statutory capital and surplus requirements.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

The Company maintains a revolving credit agreement ("Credit Agreement") which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under the Credit Agreement of $510 million and $520 million at March 31, 2001 and December 31, 2000, respectively, bear interest at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on the Company's credit ratings. In addition, the Company pays a 15 basis point facility fee on the entire $1.0 billion facility amount, regardless of utilization, and a 12.5 basis point usage fee when borrowings exceed one-third of the facility amount. The facility fee fluctuates between 6.5 and 20 basis points depending on the Company's credit rating. The Credit Agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. The Company was in compliance with all covenants at March 31, 2001. The Company also maintains and issues short-term debt securities under a commercial paper program. Commercial paper borrowings outstanding at both March 31, 2001 and December 31, 2000 were $80 million. The weighted average effective interest rate on all borrowings outstanding at March 31, 2001 was 5.93 percent. The carrying value of the Company's borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

Management believes that funds from future operating cash flows and funds available under the existing Credit Agreement and commercial paper program are sufficient to meet future liquidity needs. Management also believes the aforementioned sources of funds are adequate to allow the Company to fund selected expansion opportunities, as well as to fund capital requirements.

The Company's ongoing capital expenditures relate primarily to technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Capital expenditures during the 2001 quarter were $28 million. Excluding acquisitions, planned capital spending for all of 2001 will approximate $130 million for the funding of the Company's technology initiatives and expansion and improvement of its administrative facilities.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Quarterly Membership	2001	2000

Commercial segment medical members:
Fully insured members at:
   March 31
   June 30
   September 30
   December 31

ASO members at:
   March 31
   June 30
   September 30
   December 31

Medicare supplement members at:
   March 31
   June 30
   September 30
   December 31

Government segment:
Medicare+Choice members at:
   March 31
   June 30
   September 30
   December 31

Medicaid members at:
   March 31
   June 30
   September 30
   December 31

TRICARE members at:
   March 31
   June 30
   September 30
   December 31

Total medical members at:
   March 31
   June 30
   September 30
   December 31

Commercial segment specialty members at:
   March 31
   June 30
   September 30
   December 31

2,387,900 547,200 428,100 493,200 1,070,900 4,927,300 2,266,600

2,977,500
2,844,500
2,639,600
2,545,800

  657,000
  655,700
  647,300
  612,800

40,800
38,800

  518,000
  522,100
  513,100
  494,200

  656,600
  675,100
  584,400
  575,500

1,060,000
1,049,100
1,063,200
1,070,400

5,909,900
5,785,300
5,447,600
5,298,700

2,980,100
2,491,500
2,394,500
2,344,800

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Cautionary Statements

This document contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those anticipated or projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results. Past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. In making these cautionary statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results and is not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. The Company's business is complicated, highly regulated and competitive with many different factors affecting its results.

Realignment of Operations

The Company is in the process of repositioning its line of businesses and distribution focus towards a more commercial line emphasis, including commercial products sold to customers that self-insure their financial exposure. As a result of this repositioning, the Company announced a management realignment during the first quarter of 2001. The future performance of the Company's business may depend in large part on management's ability to implement the operational and strategic initiatives. If these initiatives do not achieve their objectives, the Company's results could be materially adversely affected.

Health Care Costs and Premium Pricing Pressures

The Company uses a significant portion of its revenue to pay the costs of health care services delivered to its members. About one-third of the Company's commercial business renews on January 1. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, cost levels in excess of the future medical cost projections reflected in pricing, generally cannot be recovered in the contract year through higher premiums. Although premiums are based upon an actuarially determined estimate of future health care costs over the fixed premium period, competition, government regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, medical cost inflation, newly mandated benefits or other regulatory changes and insured population characteristics. In addition, the Company's reported earnings for any particular period include estimates of covered services incurred by members during that period for claims that have not been received or processed. Because these are estimates, earnings may be adjusted later to reflect the actual costs. Relatively insignificant changes in the medical expense ratio can create significant changes in the reported earnings. In addition, operating results may be affected by seasonal changes in the level of health care use during the calendar year.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

In general, prescription drug costs have been rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. The Company has introduced a three-tier co-payment pricing approach to mitigate these trends, and will be introducing a four-tier pricing approach in an effort to control these costs while making a wide choice of drugs available to members. The inability to successfully manage pharmaceutical costs could have an adverse effect on the Company's financial results and condition.

In addition to the challenge of controlling health care costs, the Company faces competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, the Company expects that price will continue to be a significant basis of competition. Concerns regarding the fiscal viability of programs such as Medicare and Medicaid may create pressure on reimbursement rates from gove rnment-sponsored programs. The Company's financial condition or results of operations could be adversely affected by significant premium decreases by any of its major competitors or by any limitation on the Company's ability to increase or maintain its premium levels, or the reduction in payment for government sponsored programs.

Industry Factors

The managed care industry continues to receive significant negative publicity and has been the subject of large jury awards that have affected or reflected public perception of the industry. This publicity and perception have been accompanied by increased litigation, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect the Company's ability to market its products or services, may require the Company to change its products and services, and may increase the regulatory burdens under which the Company operates. Any combination of these factors could further increase the Company's cost of doing business and adversely affect its profitability.

Federal and State Health Care Regulation; Legislative Reform; Activities as Government Contractor

The health care financing industry in general, and HMOs in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulation relating to minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, member disclosure, premium rates and periodic examinations by state and federal agencies. State regulations require the Company's HMO and insurance subsidiaries to maintain minimum net worth requirements and restrict certain investment activities. Additionally, such regulations may restrict the ability of the Company's subsidiaries to make dividend payments, loans, loan repayments or other payments to the Company.

The National Association of Insurance Commissioners has adopted a risk-based capital ("RBC") criteria which to the extent they are implemented by the states, will set minimum capitalization requirements for insurance and HMO companies. The implementation of RBC is subject to state-by-state adoption and several states are currently in the process of phasing in these requirements for HMOs. The Life Insurance Company model was adopted in all states and the prescribed calculation for HMOs has been adopted in most states. The HMO rules, if adopted by the states in their proposed form, would increase the minimum capital required for certain of the Company's subsidiaries.

A significant portion of the Company's revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and the TRICARE program. Such contracts carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups. Such risk contracts also are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by the Company or increase the Company's

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

administrative or health care costs under such programs. In the event government reimbursement were to decline from projected amounts, the Company's failure to reduce the health care costs associated with such programs could have a material adverse effect upon the Company's business. Changes to such government programs in the future may also affect the Company's ability or willingness to participate in such programs.

In recent years, significant federal and state legislation affecting the Company's business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals could apply to the Company. There can be no assurance that the Company will be able to continue to obtain or maintain required governmental approvals or licenses or that legislative or regulatory changes will not have a material adverse effect on the Company's business. Delays in obtaining or failure to obtain or maintain such approvals, or moratoria imposed by regulatory authorities, could adversely affect the Company's revenue or the number of its members, increase costs or adversely affect the Company's ability to bring new products to market as forecasted.

Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes in payments to Medicare plans, as well as proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the "Patient Bill of Rights" ("PBOR") legislation. On February 6, 2001, several federal legislators introduced bipartisan PBOR legislation (the "Kennedy-McCain Bill") and on February 7, 2001, President Bush issued a press release outlining his principles for PBOR legislation (the "Bush Principles"). Although the Kennedy-McCain Bill and the Bush Principles have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. If PBOR legislation is passed, it could expose the Company to significant additional litigation risk. Such litigation could be costly to the Company and could have a significant affect on the Company's results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums or changes in benefits, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR or similar legislation.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. Compliance with HIPAA regulations require significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates.

The Company is also subject to various governmental audits and investigations. These can include audits and investigations by state attorneys general, HCFA, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice and state Departments of Insurance and Departments of Health. Such activities could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

Provider Relationships

The Company contracts with physicians, hospitals and other providers to deliver care to its members. The Company's products encourage or require the use of contracted providers. HMOs and PPOs control health care costs by various means, including pre-admission approval for hospital inpatient services, preauthorization of outpatient surgical procedures, risk-sharing arrangements with providers and product benefit design (i.e. member copayments). These providers may share medical cost risk or have incentives to deliver quality medical services in a cost-effective manner.

In any particular market, providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers and members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may, in some cases, compete directly with the Company. If these providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, those activities could adversely affect the Company's ability to market products or to be profitable in those areas.

In certain situations, the Company's HMOs contract with individual or groups of primary care physicians, for an actuarially determined, fixed, per-member-per-month fee referred to as a "capitation" payment. Under these arrangements, physicians are paid a fixed amount to provide services to the Company's members. These contracts typically obligate primary care physicians to provide or make referrals to specialty physicians and other providers for the provision of all covered managed health care services to HMO members. The capitation payment does not vary with the nature or extent of services to the member and is generally designed to shift a portion of the HMOs financial risk to the primary care physician. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers and the termination of their relationship with the Company. In addition, payment or other disputes between the primary care provider and specialists with whom it contracts can result in a disruption in the provision of services to the Company's members or a reduction in the services available. A primary care provider's financial instability or failure to pay other providers for services rendered could lead such providers to demand payment from the Company, even though the Company has made its regular capitated payments to the primary provider. There can be no assurance that providers with whom the Company contracts will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers, the failure of any of which could have an adverse effect on the provision of services to members and the Company's operations.

Litigation

The Company may be a party to a variety of legal actions that affect its business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, and shareholder suits, including securities fraud. In addition, because of the nature of the health care business, the Company is subject to a variety of legal actions relating to its business operations, including the design, management and offering of products and services. These could include claims relating to the denial of health care benefits; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance. A number of class action lawsuits have been filed against the Company and certain of its competitors in the managed care business. The suits are purported class actions on behalf of all of Humana's managed care members and network providers for alleged breaches of federal statutes, including ERISA and RICO. See the Legal Proceedings section of this document and the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional information.

______________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Humana Inc.

The Company believes these suits are without merit and intends to defend its position vigorously. However, the outcome of these suits cannot be predicted with certainty, and the Company incurs expenses in the defense of these matters. Recent court decisions and legislative activity may increase exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages, or treble damages, may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance particularly in those jurisdictions in which coverage of punitive damages is prohibited. In connection with Chipps v. Humana Health Insurance Company of Florida, Inc., the Company's liability carriers have preliminarily indicated they believe no coverage is available for punitive damages. Insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Administration and Information Systems

The design and implementation of an efficient and cost-effective administration of operations is essential to the Company's profitability and competitive positioning. While every attempt is made to effectively manage expenses, staff-related and other administrative expenses may arise from time to time due to business or product introductions or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. These expense increases may not be predictable and may adversely affect results. Further, the Company believes it currently has an experienced, capable management and technical staff. The market for management and technical personnel in the health care industry, including information systems professionals, is competitive. Loss of certain key employees or a number of managers or technical staff could adversely affect the Company's ability to administer and manage business.

Federal and state laws and regulations directly applicable to communications or commerce over the Internet such as HIPAA are becoming more prevalent. For example, HCFA has prohibited the transmission of Medicare eligibility information over the Internet unless certain encryption and other standards are met. New laws and regulations could adversely affect, or increase costs related to the business of the Company on the Internet. The Company relies on certain external vendors to provide content and services. Any failure of such vendors to abide by the terms of their agreement with the Company or to comply with applicable laws and regulations, could expose the Company to liability and could adversely affect the Company's ability to provide services and content on the Internet.

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

______________________________________________________________________________________

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
Humana Inc.

Since the date of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, no material changes have occurred in the Company's exposure to market risk associated with the Company's investments in market risk sensitive financial instruments, as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in such Form 10-K.

______________________________________________________________________________________

Part II:  Other Information
Humana Inc.

Item 1: Legal Proceedings

Managed Care Industry Class Action Litigation

The Company is involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against the Company, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida (the "Court") and are now styled In re Managed Care Litigation. The cases include separate suits against the Company and six other managed care companies that purport to have been brought on behalf of members (so-called "Subscriber Track" cases) and a single action against the Company and seven other companies that purport to have been brought on behalf of providers (so-called "Provider Track" case).

In the Subscriber Track cases, the plaintiffs seek a recovery under the Racketeer Influenced and Corrupt Organizations Act ("RICO") for all persons who are or were Humana subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who are or were Humana subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that Humana intentionally concealed from members certain information concerning the way in which it conducts business, including the methods by which it pays providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but, instead, claim that Humana provided the purported class with health insurance benefits of lesser value than promised. The Complaint also alleges an industry-wide conspiracy to engage in the various alleged improper practices. The Company filed a motion to dismiss the complaint on July 14, 2000. A hearing before the Court on the motion was held on August 17, 2000. On August 15, 2000, the plaintiffs filed their Amended Motion for Class Certification, seeking a class consisting of all members of Humana's medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. Humana filed its opposition to the motion for class certification on November 15, 2000.

In the Provider Track case, the plaintiffs assert that the companies improperly (i) paid providers' claims and (ii) "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. The Company moved to dismiss the Provider Track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs' claims, including the RICO claim, pursuant to the defendants' several Motions to Dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association purport to bring their actions against Humana, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. On October 27, 2000, the Provider Track plaintiffs filed a motion for class certification. The Company filed its opposition to that motion on November 17, 2000. Oral argument on the Motion for Class Certification was conducted May 7, 2001. Thereafter the Court directed that additional discovery should be taken with respect to the Provider Track class certification issue.

The Company intends to continue to defend these actions vigorously.

-23

______________________________________________________________________________________

Part II:  Other Information, continued
Humana Inc.

Chipps v. Humana Health Insurance Company of Florida, Inc.

On January 4, 2000, a jury in Palm Beach County, Florida, issued an approximately $80 million verdict in a case arising from removal of an insured from a special case management program. The award included approximately $78.5 million for punitive damages, $1 million for emotional distress and $29,000 for contractual benefits. The defendant, Humana Health Insurance Company of Florida, Inc., filed its notice of appeal to the Fourth District Court of Appeals in Florida on March 13, 2000. Oral argument was held on May 1, 2001.

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

In addition, the Company's business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been increased scrutiny by these regulators of the managed health care companies' business practices, including claims payment practices and utilization management. The Company has been and continues to be subject to such reviews. Some of these reviews could require changes in some of the Company's practices and could also result in fines or other sanctions.

The Company also is involved in other lawsuits that arise in the ordinary course of its business operations, including claims of medical malpractice, bad faith, failure to properly pay claims, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, challenges to subrogation practices, and claims relating to performance of contractual obligations to providers and others. Recent court decisions and pending state and federal legislative activity may increase the Company's exposure for any of these types of claims.

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from the Company's wholly-owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., the Company's insurance carriers have preliminarily indicated they believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Management does not believe that any pending or threatened legal actions against the Company or audits by agencies will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits, including any appeals, e.g., the appeal of the Chipps case, cannot be accurately predicted with certainty. Therefore, such legal actions could have a material adverse effect on the Company's financial position, results of operations or cash flows.

-24

______________________________________________________________________________________

Part II:  Other Information, continued
Humana Inc.

Item 2: Item 3: Item 4: Item 5: Item 6:	Changes in Securities None. Defaults Upon Senior Securities None. Submission of Matters to a Vote of Security Holders None. Other Information None. Exhibits and Reports on Form 8-K

Other than the Form 8-K filed on January 5, 2001 and referenced in the 2000 Annual Report on Form 10-K, there were no other reports filed on Form 8-K.

______________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC. (Registrant)

Date: May 15, 2001	By: /s/James H. Bloem James H. Bloem Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2001	By: /s/Arthur P. Hipwell Arthur P. Hipwell Senior Vice President and General Counsel