Form 10-Q
period 2001-06-30
HUMANA INC
filed 2001-08-14
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes X No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at July 31, 2001 168,977,230 shares

Humana Inc. CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
	(in millions, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$603	$658
Investment securities	1,380	1,409
Premiums receivable, less allowance for doubtful accounts of $39 at June 30, 2001 and $42 at December 31, 2000	269	205
Other	207	227

Total current assets	2,459	2,499
Long-term investment securities	241	240
Property and equipment, net	449	435
Goodwill	807	790
Other	204	203

Total assets	$4,160	$4,167

Liabilities and Stockholders' Equity
Current liabilities:
Medical and other expenses payable	$1,122	$1,181
Trade accounts payable and accrued expenses	411	402
Book overdraft	167	149
Unearned premium revenues	313	333
Debt	580	600

Total current liabilities	2,593	2,665
Professional liabilities and other obligations	147	142

Total liabilities	2,740	2,807

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	-	-
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 170,671,317 and 170,889,142 shares issued in 2001 and 2000, respectively	28	28
Capital in excess of par value	921	923
Retained earnings	513	461
Accumulated other comprehensive loss	(5)	(8)
Unearned restricted stock compensation	(24)	(30)
Treasury stock, at cost, 1,711,504 and 1,823,348 shares in 2001 and 2000, respectively	(13)	(14)

Total stockholders' equity	1,420	1,360

Total liabilities and stockholders' equity	$4,160	$4,167

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
	(in millions)
Revenues:
Premiums	$2,447	$2,666	$4,860	$5,277
Investment and other income	32	30	64	61

Total revenues	2,479	2,696	4,924	5,338

Operating expenses:
Medical	2,047	2,265	4,054	4,485
Selling, general and administrative	347	363	697	716
Depreciation and amortization	39	37	78	71

Total operating expenses	2,433	2,665	4,829	5,272

Income from operations	46	31	95	66
Interest expense	7	7	14	15

Income before income taxes	39	24	81	51
Provision for income taxes	14	5	29	11

Net income	$25	$19	$52	$40

Basic earnings per common share	$0.15	$0.11	$0.31	$0.24

Diluted earnings per common share	$0.15	$0.11	$0.31	$0.24

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$52	$40
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	78	71
Provision for deferred income taxes	26	1
Payment for government audit settlement	(8)	(15)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Premiums receivable	30	(39)
Other assets	2	(16)
Medical and other expenses payable	(165)	(19)
Workers' compensation run-out claims reduction	-	(30)
Other liabilities	(14)	(54)
Unearned premium revenues	(25)	48
Other	(3)	(5)

Net cash used in operating activities	(27)	(18)

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired	(32)	(6)
Dispositions, net of cash and cash equivalents disposed	-	55
Purchases of investment securities	(868)	(512)
Maturities of investment securities	256	273
Proceeds from sales of investment securities	671	201
Purchases of property and equipment	(53)	(73)
Proceeds from sales of property and equipment	-	14

Net cash used in investing activities	(26)	(48)

Cash flows from financing activities:
Net commercial paper repayments	(20)	(71)
Change in book overdraft	19	(50)
Other	(1)	(2)

Net cash used in financing activities	(2)	(123)

Decrease in cash and cash equivalents	(55)	(189)
Cash and cash equivalents at beginning of period	658	978

Cash and cash equivalents at end of period	$603	$789

Supplemental cash flow information:
Interest payments	$16	$15
Income tax payments, net	$8	$2
See accompanying notes to condensed consolidated financial statements.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited

(A)  Basis of Presentation

     The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. References to "we," "us," "our" and "Humana" mean Humana Inc. and all entities we own or control. For further information, the reader of this Form 10-Q should refer to the Form 10-K of Humana Inc., for the year ended December 31, 2000 that we filed with the Securities and Exchange Commission, or the SEC, on March 30, 2001, as well as the Form S-3 Registration Statement that we filed with the SEC on August 2, 2001.

     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ from those estimates.

     The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(B)  Recent Transaction

     On May 31, 2001, we acquired for $45 million cash plus transaction costs of approximately $2 million, the outstanding shares of common stock of a newly formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits to approximately 1.2 million eligible members. We provide ASO services for 592,000 of the total 1.2 million eligible members. We accounted for this acquisition under the purchase method of accounting and accordingly, our consolidated results of operations include the results of the acquired TRICARE business from the date of acquisition. We allocated the purchase price to net tangible and identifiable intangible assets based on their fair value. Any remaining value not assigned to net tangible and identifiable intangible assets was then allocated to goodwill. We allocated $12 million to identifiable intangible assets representing the value assigned to an acquired contract, amortized on a straight-line basis over approximately 2 years. We allocated $35 million to goodwill, amortized on a straight-line basis over 20 years. The purchase price and allocation is subject to adjustment based upon completion of a final balance sheet as of May 31, 2001, no later than January 2002. Any adjustment to the purchase price will be reflected in goodwill.

(C)  Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

     Statement 141 requires that all business combinations be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

     Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as resulting from a change in accounting principle. The amortization of existing goodwill ceases upon adoption of the Statement, which we intend to adopt effective January 1, 2002. Goodwill acquired after June 30, 2001 will not be subject to amortization. In the second quarter of 2001, goodwill amortization expense of $14 million decreased earnings per common share by $0.08.

(D)  Contingencies

      Government Contracts

     Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Increased funding beginning March 1, 2001 under Medicare, Medicaid and the State Children's Health Insurance Benefits Improvement and Protection Act, or BIPA, is being used to provide additional reimbursement under our contracts with providers and lower member premiums in certain markets. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on our financial position, results of operations or cash flows.

     Our Medicaid contracts are generally annual contracts with various states except for our two regional contracts with the Health Insurance Administration in Puerto Rico, which have two year terms. These contracts, which were recently extended, are set to expire on August 31, 2001. The Health Insurance Administration in Puerto Rico is currently designing the future health care insurance benefits structure. We submitted bids in response to a request from The Health Insurance Administration in Puerto Rico. We expect that our current contracts will be further extended until the new contracts are awarded. We are unable to predict if we will be awarded any new contracts, or what form these contracts may take.

     Effective July 1, 2001, we renewed our TRICARE contract for Regions 3 and 4 for up to two additional years subject to annual renewal at the option of the Department of Defense. The TRICARE contract for Regions 2 and 5 that we recently acquired from Anthem is scheduled to expire on May 1, 2003, subject to the right of the Department of Defense to terminate the final year of this contract.

     The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on our revenues, profitability, and business prospects.

     Legal Proceedings

     Securities Litigation

     Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders against us and certain of our current and former directors and officers. The complaints contained the same or substantially similar allegations, namely, that we and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning our financial condition, primarily with respect to the impact of negotiations over renewal of our contract with HCA-The Healthcare Company, formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, Rule 10b-5 and Section 20(a) of the 1934 Act, and seek certification of a class of stockholders who purchased shares of our common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999, and ending (in all complaints) on April 8, 1999. Plaintiffs moved for consolidation of the actions, now styled In re Humana Inc. Securities Litigation, and filed a consolidated complaint. On April 28, 2000, the defendants filed a motion requesting dismissal of the consolidated complaint. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a memorandum opinion and order dismissing the action. On November 30, 2000, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. We believe the above allegations are without merit and intend to continue to pursue defense of the action.

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage, seeking a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. Defendants have moved for summary judgment on the third-party complaint.

     Managed Care Industry Class Action Litigation

     We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, and are now styled In re Managed Care Litigation. The cases include separate suits against us and six other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and seven other companies that purport to have been brought on behalf of providers, which is referred to as the provider track case.

     In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaint alleges, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaint also alleges an industry-wide conspiracy to engage in the various alleged improper practices. We filed a motion to dismiss the complaint on July 14, 2000. On August 15, 2000, the plaintiffs filed their amended motion for class certification, seeking a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000.

     On June 12, 2001, the federal district court rendered its decision with respect to the motions to dismiss. The court dismissed the ERISA claims against us and the other defendants on the grounds that the plaintiffs had failed to exhaust administrative remedies, but permitted the plaintiffs to file amended complaints no later than June 29, 2001. The court declined to dismiss all of the RICO fraud claims against Humana. In the subscriber track cases against other companies, the court dismissed all RICO fraud claims against the other defendants for lack of specificity in their allegations but permitted the plaintiffs to refile all dismissed RICO claims. The plaintiffs filed amended complaints against some of the other defendants realleging RICO and ERISA claims on June 29, 2001. Following the district court's June 12, 2001 ruling, we and other defendants requested that the court amend its ruling to allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the court's refusal to follow the decision by the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The district court has not yet ruled on this request. Additionally, a hearing on the class certification issue was conducted on July 24, 2001. No ruling has been issued as of August 13, 2001.

     In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers' claims and (ii) "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the court dismissed certain of the plaintiffs' claims, including the RICO claim, pursuant to the defendants' several motions to dismiss. However, the court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. On October 27, 2000, the provider track plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. Some defendants have filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants. On June 25, 2001, the Eleventh Circuit stayed all proceedings in the district court pending these appeals. Other defendants, including us, have filed similar motions to enforce arbitration agreements which have not yet been ruled on by the district court.

     We intend to continue to defend these actions vigorously.

     Chipps v. Humana Health Insurance Company of Florida, Inc.

     On January 4, 2000, a jury in Palm Beach County, Florida, rendered an approximately $80 million verdict against us in a case arising from removal of an insured from a special case management program. The award included approximately $78.5 million of punitive damages, $1 million of damages for emotional distress and $29,000 of damages for contractual benefits. The defendant, Humana Health Insurance Company of Florida, Inc., one of our subsidiaries, filed its notice of appeal to the Fourth District Court of Appeals in Florida on March 13, 2000. Oral argument was held on May 1, 2001.

     Government Audits and Other Litigation and Proceedings

     In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against us, he has indicated that he may do so in the future. In a separate matter, in June 2001, our Florida subsidiary, Humana Medical Plan, Inc., reached an agreement with the Florida Attorney General's office to reimburse $8 million in overpayments in connection with members who were enrolled in both Medicaid and Medicare managed care plans. The overpayments resulted from enrollments by Physician Corporation of America, or PCA, a health plan that we acquired in 1997, in its Medicaid program of persons enrolled in Medicare HMOs operated by PCA and other companies.

     On May 31, 2000, we entered into a five-year Corporate Integrity Agreement, or CIA, with the Office of Inspector General, or OIG, of the Department of Health and Human Services. Under the CIA, we are obligated to, among other things, provide training, conduct periodic audits and make periodic reports to the OIG.

     In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been increased scrutiny by these regulators of the managed health care companies' business practices, including claims payment practices and utilization management. We have been and continue to be subject to such reviews. Some of these could require changes in some of our practices and could also result in fines or other sanctions.

     We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, failure to properly pay claims, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, challenges to subrogation practices, and claims relating to performance of contractual obligations to providers and others. Recent court decisions and pending state and federal legislative activity may increase our exposure for any of these types of claims.

     Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., our insurance carriers have preliminarily indicated they believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

     We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above and the appeal of the Chipps case, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

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

     There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share. The following table presents reconciliations of the average number of unrestricted common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2001 and 2000:
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Shares used to compute basic earnings per common share	164,099,425	167,739,894	164,077,075	167,746,148
Effect of dilutive common stock options and restricted shares	2,375,201	-	2,846,907	49,623

Shares used to compute diluted earnings per common share	166,474,626	167,739,894	166,923,982	167,795,771

Number of antidilutive stock options excluded from computation	6,877,713	11,534,579	6,937,092	10,610,291

(F)  Comprehensive Income

     The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2001 and 2000:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

	(in millions)
Net income	$25	$19	$52	$40
Net unrealized investment (losses) gains, net of tax	(2)	(6)	3	1

Comprehensive income	$23	$13	$55	$41

(G)  Debt

     We maintain an unsecured revolving credit agreement which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under our credit agreement were $520 million at both June 30, 2001 and December 31, 2000. Interest is at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on our capitalization and credit ratings. In addition, we currently pay a 15 basis point annual facility fee on the entire $1.0 billion facility amount, regardless of utilization. This facility fee may fluctuate between 6.5 and 20 basis points depending on our capitalization and credit ratings. We also pay a 12.5 basis point annual usage fee when borrowings exceed one-third of the facility amount. Our credit agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. We were in compliance with all covenants at June 30, 2001.

     We are in the process of replacing our credit facility with a new credit facility. On June 29, 2001, we executed a commitment letter with J.P. Morgan Securities Inc. for a proposed new credit facility consisting of an up to $300 million 4-year credit facility and an up to $300 million 364-day revolving commercial paper facility. As of August 13, 2001, we have received commitments under this facility for an aggregate principal amount of $465 million. We expect that the proposed new credit facility would contain customary restrictive and financial covenants as well as customary events of defaults. In particular, we expect the facility to include financial covenants regarding minimum consolidated net worth, maximum leverage and minimum interest coverage amounts substantially similar to those in our existing credit facility.

     We also maintain and issue short-term debt securities under a commercial paper program. The program is backed by our $1.0 billion credit facility described above. Aggregate borrowings under both the credit facility and the commercial paper program cannot exceed $1.0 billion. As discussed above, we expect our existing commercial paper program to be backed by our new credit facility up to an aggregate of $600 million. We had $60 million of commercial paper borrowings outstanding at June 30, 2001, and $80 million outstanding at December 31, 2000. Our weighted average effective interest rate on all borrowings outstanding at June 30, 2001 was 4.64%. The carrying value of our borrowings approximates fair value as the interest rate on our borrowings varies at market rates.

     On August 7, 2001, we issued $300 million 71/4% senior notes due August 1, 2006 at 99.759%. Our net proceeds, reduced for costs of the offering, were approximately $296 million. We intend to use all of our net proceeds from this offering to repay a portion of the amounts outstanding under our current credit facility.

     In order to hedge the risk of changes in the fair value of our $300 million 71/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. The swap agreements exchange the fixed-rate interest payments under our $300 million 71/4% senior notes for variable-rate interest payments. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as the 71/4% senior notes. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely.

(H)  Segment Information

     During the first quarter of 2001, we realigned our management to better reflect our focus on the consumer. As part of this management realignment, we redefined our business into two segments, Commercial and Government. The Commercial segment includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured based upon income from operations before income taxes. We allocate administrative expenses, investment income, and interest expense, but not assets, to our segments. Members served by the two segments share overhead costs and generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs. As a result, the profitability of each segment is interdependent.

     The following tables present financial information for our Commercial and Government segments for the three and six months ended June 30, 2001 and 2000:
	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in millions)
Revenues:
Premiums	$1,292	$1,414	$2,603	$2,845
Investment and other income	18	15	35	31

Total revenues	1,310	1,429	2,638	2,876

Operating expenses:
Medical	1,076	1,172	2,146	2,366
Selling, general and administrative	213	227	431	451
Depreciation and amortization	24	24	48	46

Total operating expenses	1,313	1,423	2,625	2,863

Income (loss) from operations	(3)	6	13	13
Interest expense	4	4	8	8

Income (loss) before income taxes	$(7)	$2	$5	$5

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in millions)
Revenues:
Premiums	$1,155	$1,252	$2,257	$2,432
Investment and other income	14	15	29	30

Total revenues	1,169	1,267	2,286	2,462

Operating expenses:
Medical	971	1,093	1,908	2,119
Selling, general and administrative	134	136	266	265
Depreciation and amortization	15	13	30	25

Total operating expenses	1,120	1,242	2,204	2,409

Income from operations	49	25	82	53
Interest expense	3	3	6	7

Income before income taxes	$46	$22	$76	$46

13

	Consolidated
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in millions)
Revenues:
Premiums	$2,447	$2,666	$4,860	$5,277
Investment and other income	32	30	64	61

Total revenues	2,479	2,696	4,924	5,338

Operating expenses:
Medical	2,047	2,265	4,054	4,485
Selling, general and administrative	347	363	697	716
Depreciation and amortization	39	37	78	71

Total operating expenses	2,433	2,665	4,829	5,272

Income from operations	46	31	95	66
Interest expense	7	7	14	15

Income before income taxes	$39	$24	$81	$51

(I)  Reclassifications

     We have reclassified certain items in the prior year's condensed consolidated financial statements to conform with the current year presentation.

Humana Inc. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements presented in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to, those discussed in "Cautionary Statements" in this document.

Introduction

     We are one of the largest publicly traded health benefits companies, based on our 2000 revenues of $10.5 billion. We offer coordinated health insurance coverage and related services principally through traditional and Internet-based plans to employer groups and government-sponsored plans. As of June 30, 2001, we had approximately 6.5 million members in our medical insurance programs, including approximately 1.2 million new members as a result of a recent acquisition. In addition, we have approximately 2.2 million members in our specialty products programs. We contract directly with more than 400,000 physicians, hospitals, dentists and other providers to provide health care to our members. For the first six months of 2001, over 70% of our premium revenues was derived from members located in Florida, Illinois, Texas, Kentucky and Ohio.

     During the first quarter of 2001, we realigned our management to better reflect our focus on the consumer. As part of this management realignment, we redefined our business into two segments, Commercial and Government. The Commercial segment includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured based upon income from operations before income taxes. We allocate administrative expenses, investment income, and interest expense, but not assets, to our segments. Members served by the two segments share overhead costs and generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. As a result, the profitability of each segment is interdependent.

     Throughout 2000 and to date in 2001, we continued to implement a strategy targeted at improving our financial results while simultaneously positioning ourselves for future growth. Part of our strategy involved eliminating non-core businesses and focusing on improving the infrastructure related to our core businesses. Our core businesses are those that are profitable or have the potential to be profitable, have sufficient membership to allow us to contract with an adequate network of medical providers at appropriate rates or have steady performance.

     During 2000 and to date in 2001, we completed transactions to divest our workers' compensation business and portions of our Medicaid businesses in north Florida, Milwaukee, Wisconsin, and Austin, Houston and San Antonio, Texas. We also reinsured with third parties substantially all of our Medicare supplement business. As of January 1, 2001, we exited 45 non-core counties in our Medicare+Choice business and discontinued aspects of our product line focusing on small group commercial businesses in 17 states.

Revenue and Medical Cost Recognition

     Premium revenues are recognized as income in the period members are entitled to receive services. Premiums received prior to such period are recorded as unearned premium revenues.

     Medical costs include claim payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments represent monthly prepaid fees disbursed to participating primary care physicians and other providers who are responsible for providing medical care to members. We estimate the costs of our future medical claims and other expense payments using actuarial methods and assumptions based upon payment patterns, medical inflation, historical developments and other relevant factors, and create medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves.

     We reassess the profitability of our contracts for providing health insurance coverage to our members when current market operating results or forecasts indicate probable future losses. We record a premium deficiency in current operations to the extent that the sum of expected medical costs, claim adjustment expenses and maintenance costs exceeds related future premiums. Anticipated investment income is not considered for purposes of computing the premium deficiency. Because the majority of our member contracts renew annually, we do not anticipate premium deficiencies, except when unanticipated adverse events or changes in circumstances indicate otherwise.

     We believe our medical and other expenses payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events, and, therefore, the actual liability could differ from amounts provided.

Recent Transaction

     On May 31, 2001, we acquired for $45 million cash plus transaction costs of approximately $2 million, the outstanding shares of common stock of a newly formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits to approximately 1.2 million eligible members. We provide ASO services for 592,000 of the total 1.2 million eligible members.

     Upon becoming Medicare eligible, which is normally at age 65, TRICARE beneficiaries generally stop receiving benefits under the TRICARE program and begin receiving benefits under a Medicare program. However, effective April 1, 2001, a new government program allows beneficiaries to continue in the TRICARE program after becoming eligible for Medicare. As of June 30, 2001, we provided pharmacy benefits in an administrative capacity under this new program to approximately 555,000 members under our two TRICARE contracts. Effective October 1, 2001, the benefits under this administrative services program will be expanded to include medical benefits.

Comparison of Results of Operations

     The following discussion deals primarily with our results of operations for the three months ended June 30, 2001, or the 2001 quarter, and the three months ended June 30, 2000, or the 2000 quarter, as well as the six months ended June 30, 2001, or the 2001 period, and the six months ended June 30, 2000, or the 2000 period. For a discussion of our results of operations for the fiscal year ended December 31, 2000, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form S-3 Registration Statement which we filed with the Securities and Exchange Commission on August 2, 2001.

     The following table presents certain consolidated financial data as well as data for our two segments for the three and six months ended June 30, 2001 and 2000:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in millions, except ratios)
Premium revenues:
Commercial	$1,292	$1,414	$2,603	$2,845
Government	1,155	1,252	2,257	2,432

Total	$2,447	$2,666	$4,860	$5,277

Medical expense ratios:
Commercial	83.3%	82.9%	82.4%	83.2%
Government	84.1%	87.3%	84.5%	87.1%

Total	83.7%	85.0%	83.4%	85.0%

SG&A expense ratios (a):
Commercial	16.5%	16.1%	16.6%	15.9%
Government	11.6%	10.9%	11.8%	10.9%

Total	14.2%	13.6%	14.3%	13.6%

Income (loss) before income taxes:
Commercial	$(7)	$2	$5	$5
Government	46	22	76	46

Total	$39	$24	$81	$51

(a) Excludes depreciation and amortization

     The following table presents our medical membership at June 30, 2001 and 2000:
	June 30,		Percent Change
	2001	2000
Commercial segment medical members:
Fully insured	2,343,300	2,844,500	(17.6)%
ASO	548,100	655,700	(16.4)%
Medicare supplement	-	38,800	(100.0)%

Total Commercial	2,891,400	3,539,000	(18.3)%

Government segment medical members:
Medicare+Choice	418,000	522,100	(19.9)%
Medicaid	488,400	675,100	(27.7)%
TRICARE	1,725,800	1,049,100	64.5%
TRICARE - ASO	939,400	-	100.0%

Total Government	3,571,600	2,246,300	59.0%

Total medical membership	6,463,000	5,785,300	11.7%

     Overview

     Our net income was $25 million, or $0.15 per diluted share in the 2001 quarter compared to $19 million, or $0.11 per diluted share in the 2000 quarter and $52 million, or $0.31 per diluted share for the 2001 period compared to $40 million, or $0.24 for the 2000 period. The earnings improvements resulted from actions taken to eliminate non-core businesses, significant Medicare+Choice benefit reductions, and improvements in determining premiums for our fully insured commercial medical membership, a process we refer to as pricing discipline.

     Premium Revenues

     Our premium revenues decreased 8.2% to $2.45 billion for the 2001 quarter, compared to $2.67 billion for the 2000 quarter and decreased 7.9% to $4.86 billion for the 2001 period compared to $5.28 billion for the 2000 period. These decreases were due to medical membership reductions from exiting numerous non-core markets and products, partially offset by higher premium yields. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in the geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

     Our Commercial segment's premium revenues decreased 8.6% to $1.29 billion for the 2001 quarter, compared to $1.41 billion for the 2000 quarter and decreased 8.5% to $2.60 billion for the 2001 period compared to $2.85 billion for the 2000 period. These decreases were due to membership reductions partially offset by higher premium yields. Our fully insured commercial medical membership decreased 17.6% to 2,343,300 at June 30, 2001 compared to 2,844,500 at June 30, 2000, as we continued to focus on opportunities that satisfy our pricing criteria and exit non-core business. Fully insured commercial medical premium yields improved to 12.7% for the 2001 quarter compared to 12.0% for the 2000 quarter from a disciplined effort to set premium rates at an appropriate level.

     Our Government segment's premium revenues decreased 7.7% to $1.16 billion for the 2001 quarter, compared to $1.25 billion for the 2000 quarter and decreased 7.2% to $2.26 billion for the 2001 period compared to $2.43 billion for the 2000 period. These decreases were primarily due to membership reductions from market exits and divestitures. Medicare+Choice membership was 418,000 at June 30, 2001 compared to 522,100 at June 30, 2000, a decline of 104,100 members, or 19.9%, primarily attributable to the exits from 45 Medicare counties on January 1, 2001. Medicare+Choice premium yields were 8.8% for the 2001 quarter compared to 6.3% for the 2000 quarter primarily from higher government reimbursement rates. Our Medicaid membership was 488,400 at June 30, 2001 compared to 675,100 for the 2000 quarter. This decline resulted primarily from the divestiture of the north Florida, Milwaukee, Wisconsin, and Austin and San Antonio, Texas Medicaid businesses. The completion of the Houston Medicaid sale on August 1, 2001 will reduce Medicaid membership by approximately 24,000 members during the third quarter of 2001.

     Medical Expense

     Our medical expense as a percentage of premium revenues, or medical expense ratio was 83.7% for the 2001 quarter and 83.4% for the 2001 period, compared to 85.0% for both the 2000 quarter and 2000 period. These declines in the medical expense ratios primarily were due to our exiting numerous higher cost, non-core markets and products, significant benefit reductions in our Medicare+Choice product effective January 1, 2001 and improving fully insured commercial medical premium yields.

     Our Commercial segment's medical expense ratio for the 2001 quarter was 83.3%, increasing 40 basis points from 82.9% for the 2000 quarter; however, the ratio for the 2001 period of 82.4% decreased 80 basis points when compared to the ratio of 83.2% for the 2000 period. We experienced increased inpatient and outpatient hospital utilization during the second quarter of 2001 compared to 2000, driving this ratio slightly higher. When comparing this ratio for the 2001 period to the 2000 period, we had more non-core, higher cost fully insured commercial members in 2000 than in 2001 driving the prior year cost trend higher.

     Our Government segment's medical expense ratio for the 2001 quarter was 84.1%, decreasing 320 basis points from the 2000 quarter of 87.3%, and 84.5% for the 2001 period, decreasing 260 basis points from the 2000 period of 87.1%. This decrease primarily resulted from exiting 45 non-core counties in our Medicare+Choice business with higher medical expense ratios on January 1, 2001, coupled with significant benefit design changes that also became effective January 1, 2001.

     SG&A Expense

     Our selling, general and administrative, or SG&A, expense as a percentage of premium revenues, or SG&A expense ratio, for the 2001 quarter was 14.2% compared to 13.6% in the 2000 quarter. This ratio was 14.3% for the 2001 period compared to 13.6% in the 2000 period. Similar upward trends were noted in the SG&A expense ratios of our segments as indicated in the preceding table. These increases were the result of planned spending on infrastructure and technology initiatives combined with a lower ratio of members to employees. Depreciation and amortization increased $2 million to $39 million in the 2001 quarter and $7 million to $78 million in the 2001 period. These increases were the result of increased capital expenditures primarily related to our technology initiatives.

     Investment Income

     Our investment income totaled $29 million for the 2001 quarter, an increase of $2 million from the 2000 quarter. For the 2001 period, our investment income was $58 million, an increase of $2 million from the 2000 period. The increased investment income resulted from higher average invested balances partially offset by lower interest rates.

     Interest Expense

     Our interest expense was $7 million for both the 2001 quarter and 2000 quarter, and $14 million for the 2001 period compared to $15 million for the 2000 period. During these periods, the impact from higher daily average outstanding borrowings was offset by lower interest rates. A greater proportion of total debt outstanding during 2001 resulted from borrowings under our credit facility. These borrowings have longer maturities than borrowings under our commercial paper program, resulting in higher daily average outstanding borrowings in 2001 compared to 2000. As a by-product of this changing debt mix, our daily cash in excess of our funding requirements was invested, causing higher average invested balances discussed above.

     Income Taxes

     On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the three and six months ended June 30, 2001 was approximately 36% compared to 21% for the comparable periods of 2000. The lower effective tax rate in 2000 includes the benefit recognized for available capital loss carryforwards resulting from the sale of our workers' compensation business.

     The following table presents our medical and specialty membership at the end of each quarter ended in 2001 and 2000:
	2001		2000
	March 31	June 30	March 31	June 30	Sept. 30	Dec. 31
Commercial segment:
Fully insured	2,387,900	2,343,300	2,977,500	2,844,500	2,639,600	2,545,800
ASO	547,200	548,100	657,000	655,700	647,300	612,800
Medicare supplement	-	-	40,800	38,800	-	-

Total Commercial	2,935,100	2,891,400	3,675,300	3,539,000	3,286,900	3,158,600

Government segment:
Medicare+Choice	428,100	418,000	518,000	522,100	513,100	494,200
Medicaid	493,200	488,400	656,600	675,100	584,400	575,500
TRICARE	1,070,900	1,725,800	1,060,000	1,049,100	1,063,200	1,070,400
TRICARE ASO	-	939,400	-	-	-	-

Total Government	1,992,200	3,571,600	2,234,600	2,246,300	2,160,700	2,140,100

Total medical members	4,927,300	6,463,000	5,909,900	5,785,300	5,447,600	5,298,700

Commercial segment specialty members	2,266,600	2,240,700	2,980,100	2,491,500	2,394,500	2,344,800

Liquidity

     The following table presents cash flows for the six months ended June 30, 2001 and 2000, excluding the effects of the timing of the Medicare+Choice premium receipts and the previously funded workers' compensation claim payments:
	Six months ended June 30,
	2001	2000
	(in millions)
Cash flows used in operating activities	$(27)	$(18)
Timing of Medicare+Choice premium receipts	(3)	(19)
Funded workers' compensation claim payments	-	30

Pro forma cash flows used in operating activities	$(30)	$(7)

     The reduction in the funded workers' compensation claim payments resulted from the sale of this business on March 31, 2000. Pro forma operating cash used in the 2001 period was negatively impacted by a $90 million reduction in claims inventories from a higher percentage of claims both received and paid electronically, and from run-off payments for terminated members.

     On March 31, 2000, we received $125 million from the disposition of our workers' compensation business ($60 million, net of cash and cash equivalents included in the disposed operating subsidiary). We used the proceeds from this transaction to reduce debt and fund infrastructure and information technology spending.

     Our Board of Directors has authorized the repurchase of up to five million of our common shares. As of June 30, 2001, we had repurchased approximately 3.5 million common shares for an aggregate purchase price of $26 million at an average cost of $7.71 per share. We did not repurchase any common shares during the first or second quarters of 2001.

     Our HMO and PPO subsidiaries, other than those dealing with TRICARE, operate in states that require minimum levels of equity, regulate the payment of distributions to Humana Inc., our parent company, and limit investments to approved securities. As of June 30, 2001, the minimum statutory capital requirements of all of our regulated subsidiaries totaled $604 million. As of that date, our regulated subsidiaries maintained aggregate statutory capital and surplus of approximately $940 million, and each of these subsidiaries was in compliance with applicable statutory capital requirements. Although all of these subsidiaries are in compliance with or exceed applicable statutory capital requirements, the amount of distributions that may be paid by these subsidiaries without prior approval by state regulatory authorities is limited based on the entity's level of statutory net income and statutory capital and surplus, and in some states, prior approval is required before any distribution can be made. In addition, we normally notify these authorities prior to making payments that do not require approval.

     Our HMO and PPO subsidiaries, other than those dealing with TRICARE, are impacted by the implementation of risk-based capital requirements, or RBC, recommended by the National Association of Insurance Commissioners, or NAIC. RBC is a model developed by the NAIC to monitor legal entity solvency. The outcome of this calculation provides for minimum levels of capital and surplus for each regulated entity and determines regulatory measures should actual reported surplus fall below these recommended levels. Several states are currently in the process of phasing in these requirements for HMOs over a number of years. If RBC were fully implemented as of June 30, 2001, we would be required to fund additional capital into specific entities aggregating approximately $76 million. After this capital infusion, we would have $287 million of aggregate statutory capital and surplus above the minimum level required under RBC.

     We file statutory-basis financial statements with state regulatory authorities in all states in which we conduct business. On January 1, 2001, changes to the statutory basis of accounting became effective. The cumulative effect of these changes was recorded as a direct adjustment to January 1, 2001 statutory surplus and did not materially impact our compliance with aggregate minimum statutory capital and surplus requirements.

     We maintain an unsecured revolving credit agreement which provides a line of credit of up to $1.0 billion and expires in August 2002. Principal amounts outstanding under our credit agreement were $520 million at both June 30, 2001 and December 31, 2000. Interest is at either a fixed rate or a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on our capitalization and credit ratings. In addition, we currently pay a 15 basis point annual facility fee on the entire $1.0 billion facility amount, regardless of utilization. This facility fee may fluctuate between 6.5 and 20 basis points depending on our capitalization and credit ratings. We also pay a 12.5 basis point annual usage fee when borrowings exceed one-third of the facility amount. Our credit agreement contains customary covenants and events of default including, but not limited to, financial tests for interest coverage and leverage. We were in compliance with all covenants at June 30, 2001.

     We are in the process of replacing our credit facility with a new credit facility. On June 29, 2001, we executed a commitment letter with J.P. Morgan Securities Inc. for a proposed new credit facility consisting of an up to $300 million 4-year credit facility and an up to $300 million 364-day revolving commercial paper facility. As of August 13, 2001, we have received commitments under this facility for an aggregate principal amount of $465 million. We expect that the proposed new credit facility would contain customary restrictive and financial covenants as well as customary events of defaults. In particular, we expect the facility to include financial covenants regarding minimum consolidated net worth, maximum leverage and minimum interest coverage amounts substantially similar to those in our existing credit facility.

     We also maintain and issue short-term debt securities under a commercial paper program. The program is backed by our $1 billion credit facility described above. Aggregate borrowings under both the credit facility and the commercial paper program cannot exceed $1 billion. As discussed above, we expect our existing commercial paper program to be backed by our new credit facility up to an aggregate of $600 million. We had $60 million of commercial paper borrowings outstanding at June 30, 2001, and $80 million outstanding at December 31, 2000. Our weighted average effective interest rate on all borrowings outstanding at June 30, 2001 was 4.64%. The carrying value of our borrowings approximates fair value as the interest rate on our borrowings varies at market rates.

     On August 7, 2001, we issued $300 million 71/4% senior notes due August 1, 2006 at 99.759%. Our net proceeds, reduced for costs of the offering, were approximately $296 million. We intend to use all of our net proceeds from this offering to repay a portion of the amounts outstanding under our current credit facility.

     In order to hedge the risk of changes in the fair value of our $300 million 71/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. The swap agreements exchange the fixed-rate interest payments under our $300 million 71/4% senior notes for variable-rate interest payments. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as the 71/4% senior notes. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely.

     We believe that funds from future operating cash flows and funds available under our existing credit agreement and commercial paper program are sufficient to meet future liquidity needs. We also believe the aforementioned sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

     Capital Expenditures

     Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Our capital expenditures were $53 million for the six months ended June 30, 2001 compared to $73 million for the six months ended June 30, 2000. Excluding acquisitions, we expect our total capital expenditures in 2001 will be approximately $130 million, most of which will be used to fund our technology initiatives and expansion and improvement of administrative facilities.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

     Statement 141 requires that all business combinations be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

     Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as resulting from a change in accounting principle. The amortization of existing goodwill ceases upon adoption of the Statement, which we intend to adopt effective January 1, 2002. Goodwill acquired after June 30, 2001 will not be subject to amortization. In the second quarter of 2001, goodwill amortization expense of $14 million decreased earnings per common share by $0.08.

Cautionary Statements

     This document includes both historical and forward-looking statements. The forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed below. In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. Our business is complicated, highly regulated and competitive with many different factors affecting results.

     If the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our reserves are inadequate, our profitability could decline.

     We use a significant portion of our revenue to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to our members, as well as estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon payment patterns, medical inflation, historical developments and other relevant factors, and create medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, competition, government regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include:

  increased use of services;
  increased use of prescription drugs;
  increased cost of individual services;
  catastrophes;
  epidemics;
  the introduction of new or costly treatments;
  medical cost inflation; and
  new government mandated benefits or other regulatory changes.

     Failure to adequately price our products or develop sufficient reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

     If we fail to manage prescription drug costs successfully, our financial results could suffer.

     In general, prescription drug costs have been rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry that creates consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. In order to control prescription drug costs, we introduced Rx3, our three-tiered copayment pricing formula for prescription drugs, as well as a new formula with four coverage levels which we have recently implemented. We cannot assure that these efforts will be successful in controlling costs. Failure to control these costs could have a material adverse effect on our financial position, results of operations and cash flows.

     If competitive pressures restrict or lower the premiums we receive, our financial results could suffer.

     In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. The managed health care industry is highly competitive and contracts for the sale of commercial products are generally bid upon or renewed annually. Many of our competitors are more established in the health care industry and have larger memberships and greater financial resources than we do in certain markets. In addition, other companies may enter our markets in the future. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. Failure to compete effectively in our markets could have a material adverse effect on our financial position, results of operations and cash flows.

     We are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages.

     We are a party to a variety of legal actions that affect our business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, and shareholder suits, including securities fraud.

     Recently, a number of purported class action lawsuits have been filed against us and some of our competitors in the health benefits business. The suits are purported class actions on behalf of all of our managed care members and network providers for alleged breaches of federal statutes, including Employee Retirement Income Security Act, as amended, or ERISA, and Racketeer Influenced and Corrupt Organizations Act, or RICO.

     In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

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

     In some cases, substantial non-economic or punitive damages, or treble damages, may be sought. While we currently have insurance coverage for some of these potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded.

     In addition, certain types of damages, such as punitive damages, may not be covered by insurance, particularly in those jurisdictions in which coverage of punitive damages is prohibited. In connection with one ongoing lawsuit in which one of our subsidiaries is a defendant, Chipps v. Humana Health Insurance Company of Florida, Inc., our liability carriers have preliminarily indicated they believe no coverage is available for punitive damages. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

     A description of material legal actions in which we are currently involved is included under "Legal Proceedings" in Part 2 of this document. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

     Increased litigation and negative publicity could increase our cost of doing business.

     The managed care industry continues to receive significant negative publicity and has been the subject of large jury awards that have affected or reflected public perception of the industry. This publicity and perception have been accompanied by increased litigation, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products or services, and may increase the regulatory burdens under which we operate. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

     If we fail to effectively implement our operational and strategic initiatives, our business could be materially adversely affected.

     Our future performance depends in large part upon our management team's ability to execute our strategy to position the company for the future. This strategy involves, among other things, the introduction of new products and benefit designs, the successful implementation of our e-business initiatives and the selection and adoption of new technologies. We believe we have experienced, capable management and technical staff who are capable of implementing this strategy. However, the market for management and technical staff in the health care industry is competitive. Loss of key employees could adversely affect the implementation of our initiatives. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the company for future growth. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

     Our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, increases our costs of doing business and could adversely affect our profitability.

     The health care industry in general, and HMOs and PPOs in particular, are subject to substantial federal and state government regulation, including:

  regulation relating to minimum net worth;
  licensing requirements;
  approval of policy language and benefits;
  mandatory products and benefits;
  provider compensation arrangements;
  member disclosure;
  premium rates; and
  periodic examinations by state and federal agencies.

     State regulations require our HMO and insurance subsidiaries to maintain minimum net worth requirements and restrict certain investment activities. Additionally, those regulations restrict the ability of our subsidiaries to make dividend payments, loans, loan repayments or other payments to us.

     In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

  mandatory benefits and products;
  defining medical necessity;
  provider compensation;
  health plan liability to members who fail to receive appropriate care;
  disclosure and composition of physician networks; and
  physicians' ability to collectively negotiate contract terms with carriers, including fees.

     All of these proposals could apply to us.

     There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that legislative or regulatory changes will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain required approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

     The National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital requirements, also know as RBC, which is subject to state-by-state adoption and to the extent implemented, sets minimum capitalization requirements for insurance and HMO companies. The NAIC recommendations for life insurance companies were adopted in all states and the prescribed calculation for HMOs has been adopted in most states in which we operate. The HMO rules may increase the minimum capital required for some of our subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity."

     Congress is considering significant changes to Medicare, including a pharmacy benefit requirement. President Bush announced a prescription drug discount plan for Medicare-eligible seniors on July 12, 2001. We expect that this plan will be more fully developed in upcoming weeks and months by the Centers for Medicare and Medicaid Services, or CMS (formerly known as the Health Care Financing Administration). We are unable to determine what effect, if any, the prescription drug discount plan will have on our products or our operating results.

     Congress is also considering proposals relating to health care reform, including a comprehensive package of requirements for managed care plans called the Patient Bill of Rights, or PBOR, legislation. On June 29, 2001, the U.S. Senate passed PBOR legislation in the form of Senate Bill 1052, known as the McCain-Kennedy bill. In addition to providing enhanced access to specialists, emergency care and an external review appeals process, the McCain-Kennedy bill provides that patients could sue health plans for damages in state court over medical judgment disputes and in federal court over contractual claim disputes. The bill allows unlimited economic and noneconomic damages and also allows for up to $5 million in "civil assessments," or punitive damages in federal court and uncapped damages in state courts, unless state law provides otherwise.

     On June 29, 2001, President Bush stated that he would not sign the McCain-Kennedy bill in its present form and would seek passage of a modified bill. On August 1, 2001, President Bush announced that he had reached an agreement with Representative Charles Norwood of Georgia regarding PBOR legislation that, in part, would permit causes of action against insurers and other designated decision-makers in state court for medical related judgments using federal standards for unlimited economic damages, up to $1.5 million in noneconomic damages and up to $1.5 million dollars for punitive damages. Punitive damages would only be awarded in cases where the insurer or designated decision-maker did not follow the decision of the independent external reviewer. Further, in the event that the insurer followed the decision of the external reviewer and the complainant still filed an action, the complainant would have to prove that the external review decision was flawed. The Senate and House bills must now be reconciled. If PBOR legislation becomes law, it could expose us to significant increased costs and additional litigation risks. Although we could attempt to mitigate our ultimate exposure from these costs through increases in premiums or changes in benefits, there can be no assurance that we will be able to mitigate or cover the costs stemming from any PBOR legislation or the other costs incurred in connection with complying with any PBOR or similar legislation.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payor and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA privacy rules, we must comply with a variety of requirements concerning the use and disclosure of individuals' protected health information, establish rigorous internal procedures to protect health information and enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

     We are also subject to various governmental audits and investigations. These can include audits and investigations by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice and state Departments of Insurance and Departments of Health. These activities could result in the loss of licensure or the right to participate in various programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

     As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

     A significant portion of our revenues relates to federal, state and local government health care coverage programs, including the Medicare+Choice, Medicaid and TRICARE programs. These programs involve various risks, including:

  the possibility of reduced or insufficient government reimbursement in the future;
  higher comparative medical costs;
  government regulatory and reporting requirements;
  higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and
  the possibility that we will not be able to extend or renew any of the contracts relating to these programs. For example, our contracts with the Health Insurance Administration in Puerto Rico are scheduled to expire on August 31, 2001. We have submitted bids for new business to the Health Insurance Administration in Puerto Rico regarding future health care insurance business, and we are unable to predict if any new business will be awarded to us.

     These contracts also are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on our revenues, profitability and business prospects.

     In addition, under one of our CMS contracts, at June 30, 2001 we provided health insurance coverage to approximately 239,200 members in Florida. This contract accounted for approximately 17% of our total premium revenues in 2000 and approximately 18% of our total premium revenues in the first half of 2001. The termination of this contract would likely have a material adverse effect upon our financial condition, results of operations and cash flows.

     If we fail to maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected.

     We contract with physicians, hospitals and other providers to deliver health care to our members. Our products encourage or require our customers to use these contracted providers. These providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner.

     In any particular market, providers could refuse to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may, in some cases, compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be adversely affected.

     In some situations, we have contracts with individual or groups of primary care physicians for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid a fixed amount to provide all required medical services to our members. The inability of providers to properly manage costs under these arrangements can result in the financial instability of such providers and the termination of their relationship with us. In addition, payment or other disputes between the primary care provider and specialists with whom it contracts can result in a disruption in the provision of services to our members or a reduction in the services available. A primary care provider's financial instability or failure to pay other providers for services rendered could lead that provider to demand payment from us, even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers, the failure of any of which could have an adverse effect on the provision of services to our members and our operations.

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

Part 2. Other Information Humana Inc.

Item 1: Legal Proceedings

     Securities Litigation

     Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders against us and certain of our current and former directors and officers. The complaints contained the same or substantially similar allegations, namely, that we and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning our financial condition, primarily with respect to the impact of negotiations over renewal of our contract with HCA-The Healthcare Company, formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, Rule 10b-5 and Section 20(a) of the 1934 Act, and seek certification of a class of stockholders who purchased shares of our common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999, and ending (in all complaints) on April 8, 1999. Plaintiffs moved for consolidation of the actions, now styled In re Humana Inc. Securities Litigation, and filed a consolidated complaint. On April 28, 2000, the defendants filed a motion requesting dismissal of the consolidated complaint. On November 7, 2000, the United States District Court for the 34 Western District of Kentucky issued a memorandum opinion and order dismissing the action. On November 30, 2000, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. We believe the above allegations are without merit and intend to continue to pursue defense of the action.

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage, seeking a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. Defendants have moved for summary judgment on the third-party complaint.

     Managed Care Industry Class Action Litigation

     We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, and are now styled In re Managed Care Litigation. The cases include separate suits against us and six other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and seven other companies that purport to have been brought on behalf of providers, which is referred to as the provider track case.

     In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaint alleges, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaint also alleges an industry-wide conspiracy to engage in the various alleged improper practices. We filed a motion to dismiss the complaint on July 14, 2000. On August 15, 2000, the plaintiffs filed their amended motion for class certification, seeking a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000.

     On June 12, 2001, the federal district court rendered its decision with respect to the motions to dismiss. The court dismissed the ERISA claims against us and the other defendants on the grounds that the plaintiffs had failed to exhaust administrative remedies, but permitted the plaintiffs to file amended complaints no later than June 29, 2001. The court declined to dismiss all of the RICO fraud claims against Humana. In the subscriber track cases against other companies, the court dismissed all RICO fraud claims against the other defendants for lack of specificity in their allegations but permitted the plaintiffs to refile all dismissed RICO claims. The plaintiffs filed amended complaints against some of the other defendants realleging RICO and ERISA claims on June 29, 2001. Following the district court's June 12, 2001 ruling, we and other defendants requested that the court amend its ruling to allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the court's refusal to follow the decision by the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The district court has not yet ruled on this request. Additionally, a hearing on the class certification issue was conducted on July 24, 2001. No ruling has been issued as of August 13, 2001.

     In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers' claims and (ii) "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the court dismissed certain of the plaintiffs' claims, including the RICO claim, pursuant to the defendants' several motions to dismiss. However, the court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. On October 27, 2000, the provider track plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. Some defendants have filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants. On June 25, 2001, the Eleventh Circuit stayed all proceedings in the district court pending these appeals. Other defendants, including us, have filed similar motions to enforce arbitration agreements which have not yet been ruled on by the district court.

     We intend to continue to defend these actions vigorously.

     Chipps v. Humana Health Insurance Company of Florida, Inc.

     On January 4, 2000, a jury in Palm Beach County, Florida, rendered an approximately $80 million verdict against us in a case arising from removal of an insured from a special case management program. The award included approximately $78.5 million of punitive damages, $1 million of damages for emotional distress and $29,000 of damages for contractual benefits. The defendant, Humana Health Insurance Company of Florida, Inc., one of our subsidiaries, filed its notice of appeal to the Fourth District Court of Appeals in Florida on March 13, 2000. Oral argument was held on May 1, 2001.

     Government Audits and Other Litigation and Proceedings

     In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against us, he has indicated that he may do so in the future. In a separate matter, in June 2001, our Florida subsidiary, Humana Medical Plan, Inc., reached an agreement with the Florida Attorney General's office to reimburse $8 million in overpayments in connection with members who were enrolled in both Medicaid and Medicare managed care plans. The overpayments resulted from enrollments by Physician Corporation of America, or PCA, a health plan that we acquired in 1997, in its Medicaid program of persons enrolled in Medicare HMOs operated by PCA and other companies.

     In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been increased scrutiny by these regulators of the managed health care companies' business practices, including claims payment practices and utilization management. We have been and continue to be subject to such reviews. Some of these could require changes in some of our practices and could also result in fines or other sanctions.

     We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, failure to properly pay claims, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, challenges to subrogation practices, and claims relating to performance of contractual obligations to providers and others. Recent court decisions and pending state and federal legislative activity may increase our exposure for any of these types of claims.

     Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., our insurance carriers have preliminarily indicated they believe no coverage may be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

     We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above and the appeal of the Chipps case, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

Item 2:	Changes in securities
	None.
Item 3:	Defaults Upon Senior Securities
	None.
Item 4:	Submission of Matters to a Vote of Security Holders
(a)	The regular annual meeting of the stockholders of Human Inc. was held in Louisville, Kentucky on May 17, 2001, for the purpose of electing the Board of Directors.
(b)

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors. All of management's nominees for directors were elected.

(c)	The stockholders approved the election of the following persons as directors of the Company:
		Name	For	Withheld
		Charles M. Brewer	149,343,727	3,308,312
		Michael E. Gellert	131,321,655	21,330,384
		John R. Hall	131,650,131	21,001,908
		David A. Jones	129,430,181	23,221,858
		David A. Jones, Jr.	129,338,020	23,314,019
		Irwin Lerner	131,357,830	21,294,209
		Michael B. McCallister	131,270,058	21,381,981
		W. Ann Reynolds, Ph.D.	131,623,363	21,028,676

Item 5:	Other Information
	None.

Item 6:	Exhibits and Reports on Form 8-K
	(a)	Exhibit Index
		None

	(b)

During the quarter ended June 30, 2001, and as of the filing date, we filed a report on Form 8-K (filed on July 30, 2001) and a Form 8-KA (filed on July 31, 2001) regarding our financial results for the second quarter of 2001.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Humana Inc.
(Registrant)

Date:	August 14, 2001	By:	/s/ James H. Bloem
James H. Bloem Senior Vice President And Chief Financial Officer (Principal Accounting Officer)

Date:	August 14, 2001	By:	/s/ Arthur P. Hipwell
Arthur P. Hipwell Senior Vice President and General Counsel