Form 10-Q
period 2001-09-30
HUMANA INC
filed 2001-11-14
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
Yes X No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at October 31, 2001 168,696,631 shares

Humana Inc. CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2001	December 31, 2000

	(Unaudited)	(Audited)
	(in millions, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$592	$658
Investment securities	1,392	1,409
Premiums receivable, less allowance for doubtful accounts of $41 at September 30, 2001 and $42 at December 31, 2000	282	205
Other	185	227

Total current assets	2,451	2,499
Long-term investment securities	274	240
Property and equipment, net	453	435
Goodwill	793	790
Other	203	203

Total assets	$4,174	$4,167

Liabilities and Stockholders' Equity
Current liabilities:
Medical and other expenses payable	$1,130	$1,181
Trade accounts payable and accrued expenses	422	402
Book overdraft	141	149
Unearned premium revenues	283	333
Short-term debt	271	600

Total current liabilities	2,247	2,665
Long-term debt	318	-
Professional liabilities and other obligations	145	142

Total liabilities	2,710	2,807

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	-	-
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 170,662,634 and 170,889,142 shares issued in 2001 and 2000, respectively	28	28
Capital in excess of par value	923	923
Retained earnings	543	461
Accumulated other comprehensive income (loss)	6	(8)
Unearned restricted stock compensation	(21)	(30)
Treasury stock, at cost, 1,874,004 and 1,823,348 shares in 2001 and 2000, respectively	(15)	(14)

Total stockholders' equity	1,464	1,360

Total liabilities and stockholders' equity	$4,174	$4,167

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
	(in millions)
Revenues:
Premiums	$2,541	$2,588	$7,395	$7,865
Administrative services fees	40	19	87	68
Investment and other income	30	28	90	86

Total revenues	2,611	2,635	7,572	8,019

Operating expenses:
Medical	2,118	2,179	6,172	6,664
Selling, general and administrative	399	382	1,133	1,144
Depreciation and amortization	41	38	119	109

Total operating expenses	2,558	2,599	7,424	7,917

Income from operations	53	36	148	102
Interest expense	6	7	20	22

Income before income taxes	47	29	128	80
Provision for income taxes	17	6	46	17

Net income	$30	$23	$82	$63

Basic earnings per common share	$0.18	$0.14	$0.50	$0.38

Diluted earnings per common share	$0.18	$0.14	$0.49	$0.38

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30,
	2001	2000
	(in millions)
Cash flows from operating activities:
Net income	$82	$63
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	119	109
Provision for deferred income taxes	40	18
Payment for government audit settlement	(8)	(15)
Changes in operating assets and liabilities excluding effects of acquisitions and divestitures:
Premiums receivable	16	8
Other assets	12	(13)
Medical and other expenses payable	(156)	(145)
Workers' compensation run-out claims reduction	-	(30)
Other liabilities	10	27
Unearned premium revenues	(55)	(259)
Other	-	(2)

Net cash provided by (used in) operating activities	60	(239)

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired	(32)	(12)
Dispositions, net of cash and cash equivalents disposed	-	32
Purchases of investment securities	(1,359)	(744)
Maturities of investment securities	421	365
Proceeds from sales of investment securities	965	260
Purchases of property and equipment	(82)	(99)
Proceeds from sales of property and equipment	-	14

Net cash used in investing activities	(87)	(184)

Cash flows from financing activities:
Revolving credit agreement repayments	(250)	-
Net commercial paper repayments	(80)	(77)
Proceeds from issuance of senior notes	296	-
Change in book overdraft	(8)	(86)
Common stock repurchases	(2)	(26)
Other	5	(2)

Net cash used in financing activities	(39)	(191)

Decrease in cash and cash equivalents	(66)	(614)
Cash and cash equivalents at beginning of period	658	978

Cash and cash equivalents at end of period	$592	$364

Supplemental cash flow information:
Interest payments	$20	$23
Income tax payments (refunds), net	$3	$(35)
See accompanying notes to condensed consolidated financial statements.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited

(A)  Basis of Presentation

     The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. References to "we," "us," "our" and "Humana" mean Humana Inc. and all entities we own or control. For further information, the reader of this Form 10-Q should refer to the Form 10-K of Humana Inc., for the year ended December 31, 2000 that we filed with the Securities and Exchange Commission, or the SEC, on March 30, 2001, as well as the Form S-3 Registration Statement that we filed with the SEC on August 3, 2001.

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

(B)  Recent Transaction

     On May 31, 2001, we acquired for $45 million cash, plus transaction costs of approximately $2 million, the outstanding shares of common stock of a newly formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits to approximately 1.2 million eligible members. We provide ASO services for 592,000 of the total 1.2 million eligible members. We accounted for this acquisition under the purchase method of accounting and accordingly, our consolidated results of operations include the results of the acquired TRICARE business from the date of acquisition. We allocated the purchase price to net tangible and identifiable intangible assets based on their fair value. Any remaining value not assigned to net tangible and identifiable intangible assets was then allocated to goodwill. We allocated $12 million to identifiable intangible assets, representing the value assigned to an acquired contract, which is being amortized on a straight-line basis over approximately 2 years. We allocated $35 million to goodwill, amortized on a straight-line basis over 20 years. The purchase price and allocation is subject to adjustment, no later than January 2002, based upon completion of a final balance sheet as of May 31, 2001.

(C)  Debt

     Credit Agreements

     As of September 30, 2001, we maintained an unsecured revolving credit agreement, which provided a line of credit of up to $1.0 billion and was set to expire in August 2002. Principal amounts outstanding under that credit agreement were $270 million at September 30, 2001, and $520 million at December 31, 2000. Under this agreement, at our option, we could borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement would bear interest at a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on our capitalization and credit ratings. The competitive advance portion of the agreement would bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option. In addition, we paid a 15 basis point annual facility fee on the entire $1.0 billion facility amount, regardless of utilization. This facility fee fluctuated between 6.5 and 20 basis points depending on our capitalization and credit ratings. We also paid a 12.5 basis point annual usage fee when borrowings exceed one-third of the facility amount. Our effective interest rate on borrowings outstanding under this credit agreement at September 30, 2001 was 3.94%. Our credit agreement contained customary covenants and events of default. We were in compliance with all covenants at September 30, 2001. The carrying value of our borrowings under this credit agreement approximated fair value as the interest rate on our borrowings varied with market rates.

     On October 11, 2001, we replaced our existing credit agreement with two new unsecured revolving credit agreements consisting of a $265 million 4-year revolving credit agreement and a $265 million 364-day revolving credit agreement with a one-year term out option. In addition, the 364-day revolving credit agreement supports a new conduit commercial paper financing program of up to $265 million. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper.

     Under these new agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both the 4-year and 364-day agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either the 4-year or 364-day revolving credit agreements will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

     Our new credit agreements contain customary restrictive and financial covenants as well as customary events of defaults, including financial covenants regarding minimum consolidated net worth, maximum leverage, and minimum interest coverage amounts substantially similar to those that existed under the agreement in place at September 30, 2001.

     Commercial Paper Program

     We also maintain and issue short-term debt securities under a commercial paper program. The program is backed by our new credit agreements described above. Aggregate borrowings under both the credit agreements and the commercial paper program cannot exceed $530 million. We had no commercial paper borrowings outstanding at September 30, 2001, and $80 million outstanding at December 31, 2000.

     Senior Notes

     On August 7, 2001, we issued $300 million 7 1/4% senior, unsecured notes due August 1, 2006 at 99.759%. Our net proceeds, reduced for costs of the offering, were approximately $296 million. The net proceeds from this offering were used to repay a portion of the amounts outstanding under our existing credit facility.

     In order to hedge the risk of changes in the fair value of our $300 million 7 1/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 7 1/4% fixed interest rate under our senior notes for a variable interest rate, which was 3.91% at September 30, 2001. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 7 1/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     Our swap agreements are recognized in our condensed consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. At September 30, 2001, the $13 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $13 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

(D)  Earnings Per Common Share

     Basic earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the "treasury stock" method.

     There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share. The following table presents reconciliations of the average number of unrestricted common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2001 and 2000:
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Shares used to compute basic earnings per common share	164,110,064	165,379,590	164,088,071	166,957,116
Effect of dilutive common stock options and restricted shares	2,632,533	310,665	2,775,449	136,637

Shares used to compute diluted earnings per common share	166,742,597	165,690,255	166,863,520	167,093,753

Number of antidilutive stock options excluded from computation	5,876,220	13,807,697	6,249,637	11,676,093

(E)  Comprehensive Income

     The following table presents details supporting the computation of comprehensive income for the three and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

	(in millions)
Net income	$30	$23	$82	$63
Net unrealized investment gains, net of tax	11	10	14	11

Comprehensive income, net of tax	$41	$33	$96	$74

(F)  Contingencies

     Government Contracts

     Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Increased funding, which began March 1, 2001, under Medicare, Medicaid and the State Children's Health Insurance Benefits Improvement and Protection Act, or BIPA, is being used to provide additional reimbursement under our contracts with providers and lower member premiums in certain markets. Legislative proposals are being considered which may revise the Medicare program's current support of the use of managed health care for Medicare beneficiaries and future reimbursement rates thereunder. Management is unable to predict the outcome of these proposals or the impact they may have on our financial position, results of operations, or cash flows.

     Our Medicaid contracts with various states are generally annual contracts. One of our two Puerto Rico Medicaid contracts covering approximately 147,000 members was transitioned to another insurer on October 1, 2001. The loss of this contract, which accounted for approximately 1% of consolidated premium revenues for the nine months ended September 30, 2001, was not material to our financial position, results of operations, or cash flows. The other contract with the Health Insurance Administration in Puerto Rico covering approximately 248,000 members is scheduled to expire on June 30, 2002, unless extended.

     Effective July 1, 2001, our TRICARE contract for regions 3 and 4 was renewed for up to two additional years subject to annual renewal at the option of the Department of Defense. The TRICARE contract for regions 2 and 5 that we recently acquired from Anthem is scheduled to expire on May 1, 2003, subject to the exercise of an option by the Department of Defense to renew the final year of this contract.

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

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage, seeking a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. Defendants have moved for summary judgment on the third-party complaint, and the third party defendants have moved to dismiss or stay the third-party complaint.

     Managed Care Industry Class Action Litigation

     We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, and are now styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and seven other companies that purport to have been brought on behalf of providers, which is referred to as the provider track case.

     In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaint alleges, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaint also alleges an industry-wide conspiracy to engage in the various alleged improper practices. We filed a motion to dismiss the complaint on July 14, 2000. On August 15, 2000, the plaintiffs filed their amended motion for class certification, seeking a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000. A hearing on the class certification issue was conducted on July 24, 2001. No ruling has been issued.

     On June 12, 2001, the federal district court rendered its decision with respect to the motions to dismiss. The court dismissed the ERISA claims against us and the other defendants on the grounds that the plaintiffs had failed to exhaust administrative remedies, but permitted the plaintiffs to file amended complaints no later than June 29, 2001. The court declined to dismiss all of the RICO fraud claims against Humana. In the subscriber track cases against other companies, the court dismissed all RICO fraud claims against the other defendants for lack of specificity in their allegations but permitted the plaintiffs to refile all dismissed RICO claims. The plaintiffs filed amended complaints against all except one of the other defendants realleging RICO and ERISA claims on June 29, 2001. Following the district court's June 12, 2001 ruling, we and other defendants requested that the court amend its ruling to allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the court's refusal to follow the decision by the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The district court denied this request, but noted that the defendants could renew it following its ruling on motions to dismiss the amended complaints. The motions to dismiss were filed on August 13, 2001.

     In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers' claims and (ii) "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the court dismissed certain of the plaintiffs' claims, including the RICO claim, pursuant to the defendants' several motions to dismiss. However, the court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The Florida Medicaid Association has also announced its intent to join the action. On October 27, 2000, the provider track plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. No ruling has been issued.

     Some defendants have filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants. On June 25, 2001, the Eleventh Circuit stayed all proceedings in the district court pending these appeals. Oral argument before the Eleventh Circuit is scheduled for January 2002. Other defendants, including us, have filed similar motions to enforce arbitration agreements which have not yet been ruled on by the district court.

     We intend to continue to defend these actions vigorously.

    Chipps v. Humana Health Insurance Company of Florida, Inc.

     On January 4, 2000, a jury in Palm Beach County, Florida, rendered an approximately $80 million verdict against us in a case arising from removal of an insured from a special case management program. The award included approximately $78.5 million of punitive damages, $1 million of damages for emotional distress and $29,000 of damages for contractual benefits. On September 19, 2001, the Court of Appeals overturned the verdict, citing numerous errors by the trial court, and remanded for a new trial. The plaintiff filed a Motion for Rehearing EnBanc with the Court of Appeals on October 3, 2001.

     Government Audits and Other Litigation and Proceedings

     In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against us, he has indicated that he may do so in the future. On September 21, 2001, the Texas Attorney General initiated a similar investigation.

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

     We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above and the appeal of the Chipps case, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations, and cash flows.

(G)  Segment Information

     During the first quarter of 2001, we realigned our management to better reflect our focus on the consumer. As part of this management realignment, we redefined our business into two segments, Commercial and Government. The Commercial segment includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured based upon income from operations before income taxes. We allocate administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by the two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs. As a result, the profitability of each segment is interdependent.

     During the third quarter of 2001, we changed our presentation of administrative services fees and the method of allocating investment income and interest expense to our segments. Prior period segment results were reclassified to conform to our current period presentation. Additionally, we reclassified medical and selling, general and administrative expenses in 2000 to better conform prior year's results to our current segment definitions described above. None of these changes impacted consolidated results of operations. See supplemental schedules in Management's Discussion and Analysis for 2001 and 2000 quarterly financial information by segment.

     The following tables present financial information for our Commercial and Government segments for the three and nine months ended September 30, 2001 and 2000:
	Commercial Segment

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

	(in millions)
Revenues:
Premiums	$1,307	$1,366	$3,910	$4,211
Administrative services fees	21	19	62	68
Investment and other income	19	18	57	57

Total revenues	1,347	1,403	4,029	4,336

Operating expenses:
Medical	1,088	1,138	3,234	3,543
Selling, general and administrative	233	238	700	733
Depreciation and amortization	24	24	74	70

Total operating expenses	1,345	1,400	4,008	4,346

Income (loss) from operations	2	3	21	(10)
Interest expense	4	4	12	14

(Loss) income before income taxes	$(2)	$(1)	$9	$(24)

	Government Segment

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

	(in millions)
Revenues:
Premiums	$1,234	$1,222	$3,485	$3,654
Administrative services fees	19	-	25	-
Investment and other income	11	10	33	29

Total revenues	1,264	1,232	3,543	3,683

Operating expenses:
Medical	1,030	1,041	2,938	3,121
Selling, general and administrative	166	144	433	411
Depreciation and amortization	17	14	45	39

Total operating expenses	1,213	1,199	3,416	3,571

Income from operations	51	33	127	112
Interest expense	2	3	8	8

Income before income taxes	$49	$30	$119	$104

	Consolidated

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

	(in millions)
Revenues:
Premiums	$2,541	$2,588	$7,395	$7,865
Administrative services fees	40	19	87	68
Investment and other income	30	28	90	86

Total revenues	2,611	2,635	7,572	8,019

Operating expenses:
Medical	2,118	2,179	6,172	6,664
Selling, general and administrative	399	382	1,133	1,144
Depreciation and amortization	41	38	119	109

Total operating expenses	2,558	2,599	7,424	7,917

Income from operations	53	36	148	102
Interest expense	6	7	20	22

Income before income taxes	$47	$29	$128	$80

(H)  Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

     Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted.

     Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as resulting from a change in accounting principle. The amortization of existing goodwill ceases upon adoption of the Statement, which we will adopt effective January 1, 2002. Goodwill acquired after June 30, 2001 will not be subject to amortization. In the third quarter of 2001, goodwill amortization expense of $13 million decreased earnings per share by $0.08.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. Generally, the provisions of Statement 144 are to be applied prospectively. Our January 1, 2002 adoption of the Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Introduction

     We are one of the largest publicly traded health benefits companies, based on our 2000 total revenues of $10.5 billion. We offer coordinated health insurance coverage and related services principally through traditional and Internet-based plans to employer groups and government-sponsored plans. As of September 30, 2001, we had approximately 6.4 million members in our medical insurance programs. In addition, we have approximately 2.3 million members in our specialty products programs. We contract directly with more than 400,000 physicians, hospitals, dentists and other providers to provide health care to our members. For the first nine months of 2001, over 70% of our premium revenues were derived from members located in Florida, Illinois, Texas, Kentucky and Ohio.

     During the first quarter of 2001, we realigned our management to better focus on the consumer. As part of this management realignment, we redefined our business into two segments, Commercial and Government. The Commercial segment includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured based upon income from operations before income taxes. We allocate administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by the two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs. As a result, the profitability of each segment is interdependent.

     Throughout 2000 and to date in 2001, we continued to implement a strategy targeted at improving our financial results while simultaneously positioning ourselves for future growth. Part of our strategy involved eliminating non-core businesses and focusing on improving the infrastructure related to our core businesses. Our core businesses are those that are profitable or have the potential to be profitable, have growth potential, have sufficient membership to allow us to contract with an adequate network of medical providers at appropriate rates or have steady performance.

     During 2000 and to date in 2001, we completed transactions to divest our workers' compensation business and portions of our Medicaid businesses in north Florida, Milwaukee, Wisconsin, and Austin, Houston and San Antonio, Texas. We reinsured with third parties substantially all of our Medicare supplement business. We also exited numerous non-core counties in our Medicare+Choice business and discontinued aspects of our product line focusing on small group commercial businesses in 17 states.

Revenue and Medical Cost Recognition

     Premium revenues are recognized as income in the period members are entitled to receive services. Premiums received prior to such period are recorded as unearned premium revenues.

     Administrative services fees are earned as services are performed and consist of fees for administrative services provided to members of self-funded employers, which may include claims processing, access to provider networks and clinical programs, and customer service inquiries. Under administrative services only, or ASO, contracts, self-funded employers and, for TRICARE ASO, the Department of Defense, retain the full risk of financing benefits.

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

Recent Developments

     The tragic events of September 11, 2001, and their aftermath, including the threats of further terrorism, did not have a material financial impact on our operations through September 30, 2001. An initial analysis for the fourth quarter of 2001, indicates an increase in physician office visits and antibiotic and mental health drug prescriptions, which is not expected to have a material adverse effect on our results of operations. It is uncertain whether or not the costs associated with higher physician and prescription drug utilization will have a material impact on the remainder of the fourth quarter of 2001, or on subsequent periods. We will continue to monitor the potential impact of these events on our business.

On May 31, 2001, we acquired for $45 million cash, plus transaction costs of approximately $2 million, the outstanding shares of common stock of a newly formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits to approximately 1.2 million eligible members. We provide ASO services for 592,000 of the total 1.2 million eligible members.

     Upon becoming Medicare eligible, which is normally at age 65, TRICARE beneficiaries generally stop receiving benefits under the TRICARE program and begin receiving benefits under a Medicare program. However, recent legislation allows TRICARE beneficiaries to receive pharmacy benefits after age 65. Effective April 1, 2001, we provided pharmacy benefits in an administrative capacity under this new program to approximately 555,000 members for our two TRICARE contracts. Effective October 1, 2001, the benefits under this administrative services program for the over age 65 TRICARE population were expanded to include medical benefits comparable to the benefits for the under age 65 beneficiaries.

Comparison of Results of Operations

     The following discussion deals primarily with our results of operations for the three months ended September 30, 2001, or the 2001 quarter, and the three months ended September 30, 2000, or the 2000 quarter, as well as the nine months ended September 30, 2001, or the 2001 period, and the nine months ended September 30, 2000, or the 2000 period.

The following table presents certain consolidated financial data as well as data for our two segments for the three and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in millions, except ratios)
Premium revenues:
Commercial	$1,307	$1,366	$3,910	$4,211
Government	1,234	1,222	3,485	3,654

Total	$2,541	$2,588	$7,395	$7,865

Administrative services fees:
Commercial	$21	$19	$62	$68
Government	19	-	25	-

Total	$40	$19	$87	$68

Medical expense ratios:
Commercial	83.2%	83.3%	82.7%	84.1%
Government	83.4%	85.2%	84.3%	85.4%

Total	83.3%	84.2%	83.5%	84.7%

SG&A expense ratios:
Commercial	17.5%	17.2%	17.6%	17.1%
Government	13.2%	11.8%	12.3%	11.2%

Total	15.4%	14.7%	15.1%	14.4%

Income (loss) before income taxes:
Commercial	$(2)	$(1)	$9	$(24)
Government	49	30	119	104

Total	$47	$29	$128	$80

     The following table presents our medical membership at September 30, 2001 and 2000:
	September 30,		Change
	2001	2000	Members	Percentage
Commercial segment medical members:
Fully insured	2,332,700	2,639,600	(306,900)	(11.6)%
ASO	577,800	647,300	(69,500)	(10.7)%

Total Commercial	2,910,500	3,286,900	(376,400)	(11.5)%

Government segment medical members
Medicare+Choice	406,100	513,100	(107,000)	(20.9)%
Medicaid	456,600	584,400	(127,800)	(21.9)%
TRICARE	1,712,700	1,063,200	649,500	61.1%
TRICARE ASO	942,700	-	942,700	100.0%

Total Government	3,518,100	2,160,700	1,357,400	62.8%

Total medical membership	6,428,600	5,447,600	981,000	18.0%

     Overview

     Our net income was $30 million, or $0.18 per diluted share in the 2001 quarter compared to $23 million, or $0.14 per diluted share in the 2000 quarter and $82 million, or $0.49 per diluted share for the 2001 period compared to $63 million, or $0.38 for the 2000 period. The earnings improvements resulted from our strategy targeted at improving our financial results which includes actions taken to eliminate non-core businesses and focusing on improvement in the infrastructure related to our core businesses, significant Medicare+Choice benefit reductions, and improvements in determining appropriate premiums for our fully insured commercial medical membership, a process we refer to as pricing discipline.

     Premium Revenues and Medical Membership

     Our premium revenues decreased 1.8% to $2.54 billion for the 2001 quarter, compared to $2.59 billion for the 2000 quarter and decreased 6.0% to $7.40 billion for the 2001 period compared to $7.87 billion for the 2000 period. These decreases were due to medical membership reductions from exiting numerous non-core markets and products, partially offset by higher premium revenues from our TRICARE acquisition on May 31, 2001, and premium yields in our commercial and Medicare+Choice products. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in the geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

     Our Commercial segment's premium revenues decreased 4.3% to $1.31 billion for the 2001 quarter, compared to $1.37 billion for the 2000 quarter and decreased 7.1% to $3.91 billion for the 2001 period compared to $4.21 billion for the 2000 period. These decreases were due to membership reductions partially offset by premium yields on our fully insured commercial business. Our fully insured commercial medical membership decreased 11.6% or 306,900 members, to 2,332,700 at September 30, 2001 compared to 2,639,600 at September 30, 2000, as we continued to focus on opportunities that satisfy our pricing criteria and to exit non-core businesses.

     Our Government segment's premium revenues increased 1.0% to $1.23 billion for the 2001 quarter, compared to $1.22 billion for the 2000 quarter but decreased 4.6% to $3.49 billion for the 2001 period, compared to $3.65 billion for the 2000 period. While the increase for the 2001 quarter was due primarily to our TRICARE acquisition on May 31, 2001 and Medicare+Choice premium yield, the decline for the 2001 period was primarily attributable to reductions in our Medicare+Choice and Medicaid membership partially offset by Medicare+Choice premium yield. For the 2001 quarter, TRICARE premiums were $399 million compared to $238 million for the 2000 quarter. Our fully insured TRICARE membership increased by 649,500 members, or 61.1% to 1,712,700 for the 2001 quarter compared to 1,063,200 for the 2000 quarter. Medicare+Choice membership was 406,100 at September 30, 2001 compared to 513,100 at September 30, 2000, a decline of 107,000 members, or 20.9%, primarily attributable to the exits from 45 Medicare counties on January 1, 2001. Our Medicaid membership was 456,600 at September 30, 2001 compared to 584,400 for the 2000 quarter. This decline resulted primarily from the divestiture of the north Florida, Milwaukee, Wisconsin, and Austin, San Antonio and Houston, Texas Medicaid businesses.

     Membership for all other lines of business should remain relatively constant for the remainder of 2001 with the exception of our Medicaid business in Puerto Rico. We were recently notified that we retained the larger of our two contracts in Puerto Rico. The business associated with the smaller of the two contracts that covers approximately 147,000 members, and accounted for approximately 1% of consolidated premium revenues for the 2001 period, was transitioned to another insurer on October 1, 2001. We do not anticipate any significant changes in our Medicare+Choice membership other than the exit of 5 counties on January 1, 2002 affecting approximately 14,000 members.

     Administrative Services Fees

     Our administrative services fees for the 2001 quarter were $40 million, an increase of $21 million from $19 million for the 2000 quarter. For the 2001 period, our administrative services fees were $87 million, an increase of $19 million from $68 million for the 2000 period. These increases were primarily due to the TRICARE regions 2 and 5 acquisition, and servicing pharmacy benefits in an administrative capacity under a new TRICARE program for seniors beginning April 1, 2001. Effective October 1, 2001, benefits under this administrative services program for seniors will be expanded to include medical benefits as well.

     Investment and Other Income

     Our investment and other income totaled $30 million for the 2001 quarter, an increase of $2 million from $28 million for the 2000 quarter. For the 2001 period, our investment and other income was $90 million, an increase of $4 million from $86 million for the 2000 period. The increased investment and other income resulted from higher average invested balances partially offset by lower interest rates.

     Medical Expense

     Our medical expense as a percentage of premium revenues, or medical expense ratio, for the 2001 quarter was 83.3%, decreasing 90 basis points from the 2000 quarter of 84.2%, and 83.5% for the 2001 period, decreasing 120 basis points from the 2000 period of 84.7%. The improvements in the medical expense ratios were primarily due to our exiting numerous higher cost, non-core markets and products in 2000, and significant benefit reductions in our Medicare+Choice product effective January 1, 2001.

     Our Commercial segment's medical expense ratio for the 2001 quarter was 83.2%, decreasing 10 basis points from the 2000 quarter of 83.3%, and 82.7% for the 2001 period, decreasing 140 basis points from the 2000 period of 84.1%. Our improving Commercial medical expense ratio results primarily from our pricing discipline and the impact from exiting numerous higher cost, non-core markets and products in 2000.

     Our Government segment's medical expense ratio for the 2001 quarter was 83.4%, decreasing 180 basis points from the 2000 quarter of 85.2%, and 84.3% for the 2001 period, decreasing 110 basis points from the 2000 period of 85.4%. This improvement primarily resulted from exiting 45 non-core counties in our Medicare+Choice business with higher medical expense ratios on January 1, 2001, coupled with significant benefit design changes that also became effective January 1, 2001.

     SG&A Expense

     Our selling, general and administrative, or SG&A, expense as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2001 quarter was 15.4%, increasing 70 basis points from the 2000 quarter of 14.7%, and 15.1% for the 2001 period, increasing 70 basis points from the 2000 period of 14.4%. Similar increases occurred in the SG&A expense ratios of our segments as indicated in the preceding table. These increases resulted from an increase in the mix of ASO membership, primarily from the TRICARE acquisition and planned spending on infrastructure and technology initiatives. We expect an increase in the SG&A ratio from the third quarter of 2001 to the fourth quarter of 2001, as the TRICARE ASO program currently administering pharmacy benefits to eligible seniors expands to include medical benefits effective October 1, 2001.

     Depreciation and amortization increased $3 million to $41 million in the 2001 quarter and $10 million to $119 million in the 2001 period. These increases were the result of increased capital expenditures primarily related to our technology initiatives and the TRICARE acquisition on May 31, 2001.

     Interest Expense

     Our interest expense was $6 million for the 2001 quarter, a decrease of $1 million from the 2000 quarter. For the 2001 period, our interest expense was $20 million, a decrease of $2 million from the 2000 period. During these periods, the impact from higher daily average outstanding borrowings was offset by lower interest rates. A greater proportion of total debt outstanding during 2001 resulted from borrowings under our credit agreement in effect at September 30, 2001. These borrowings have longer maturities than borrowings under our commercial paper program, resulting in higher daily average outstanding borrowings in 2001 compared to 2000. As a result of this changing debt mix, our daily cash in excess of our funding requirements was invested, causing higher average invested balances discussed above.

     Income Taxes

     On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the three and nine months ended September 30, 2001 was approximately 36% compared to 21% for the comparable periods of 2000. The lower effective tax rate in 2000 includes the benefit recognized for available capital loss carryforwards resulting from the sale of our workers' compensation business.

     Membership

     The following table presents our medical and specialty membership at the end of each quarter ended in 2001 and 2000:
	2001			2000
	March 31	June 30	Sept. 30	March 31	June 30	Sept. 30	Dec. 31
Medical Membership:
Commercial segment:
Fully insured	2,387,900	2,343,300	2,332,700	2,977,500	2,844,500	2,639,600	2,545,800
ASO	547,200	548,100	577,800	657,000	655,700	647,300	612,800
Medicare supplement	-	-	-	40,800	38,800	-	-

Total Commercial	2,935,100	2,891,400	2,910,500	3,675,300	3,539,000	3,286,900	3,158,600

Government segment:
Medicare+Choice	428,100	418,000	406,100	518,000	522,100	513,100	494,200
Medicaid	493,200	488,400	456,600	656,600	675,100	584,400	575,500
TRICARE	1,070,900	1,725,800	1,712,700	1,060,000	1,049,100	1,063,200	1,070,400
TRICARE ASO	-	939,400	942,700	-	-	-	-

Total Government	1,992,200	3,571,600	3,518,100	2,234,600	2,246,300	2,160,700	2,140,100

Total medical members	4,927,300	6,463,000	6,428,600	5,909,900	5,785,300	5,447,600	5,298,700

Specialty Membership:
Commercial segment	2,266,600	2,240,700	2,267,700	2,980,100	2,491,500	2,394,500	2,344,800

Liquidity

     The following table presents cash flows for the nine months ended September 30, 2001 and 2000, excluding the effects of the timing of the Medicare+Choice premium receipts and the previously funded workers' compensation claim payments:

	Nine months ended September 30
	2001	2000
	(in millions)
Cash flows provided by (used in) operating activities	$60	$(239)
Timing of Medicare+Choice premium receipts	5	251
Funded workers' compensation claim payments	-	30

Pro forma cash flows provided by operating activities	$65	$42

     The increase in pro forma cash flows provided by operating activities was primarily due to higher net income. Pro forma operating cash flow for both periods was negatively impacted by a reduction in claims inventories from a higher percentage of claims both received and paid electronically, and from run-off payments for terminated members.

     On March 31, 2000, we received $125 million from the disposition of our workers' compensation business ($60 million, net of cash and cash equivalents included in the disposed operating subsidiary). We used the proceeds from this transaction to reduce debt and fund infrastructure and information technology spending.

     In 2000, our Board of Directors authorized the repurchase of up to five million of our common shares. During the third quarter of 2001, we repurchased 187,500 shares of our common stock for approximately $1.87 million. In total, we have repurchased approximately 3.6 million common shares for an aggregate purchase price of $28 million at an average cost of $7.82 per share as of September 30, 2001.

     Our HMO and PPO subsidiaries, other than those dealing with TRICARE, operate in states that require minimum levels of equity, regulate the payment of distributions to Humana Inc., our parent company, and limit investments to approved securities. Although the minimum required levels of equity are largely based on product mix and premium volume, as well as the quality of assets held, minimum requirements can vary significantly at the state level. Therefore, mergers of any two subsidiaries, or a change in the state of domicile of any subsidiary, can have an impact on the required levels of equity. Based on the most recently stated requirements and the impact of mergers that have happened or will happen by December 31, 2001, each of our subsidiaries is in substantial compliance with applicable statutory capital requirements totaling $564 million in the aggregate. As of September 30, 2001, our regulated subsidiaries maintained aggregate statutory capital and surplus of approximately $991 million. This excess over required levels of $427 million compares favorably to June 30, 2001 of $336 million and December 31, 2000 of $208 million. The amount of distributions that may be paid by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory net income and statutory capital and surplus, and in some states, prior approval is required before any distribution can be made. In addition, we normally notify these authorities prior to making payments that do not require approval.

     Our HMO and PPO subsidiaries, other than those dealing with TRICARE, are impacted by the implementation of risk-based capital requirements, or RBC, recommended by the National Association of Insurance Commissioners, or NAIC. RBC is a model developed by the NAIC to monitor regulated entity solvency. The outcome of this calculation provides for minimum levels of capital and surplus for each regulated entity and determines regulatory measures should actual reported surplus fall below these recommended levels. Several states are currently in the process of phasing in these requirements for HMOs over a number of years. If RBC were fully implemented as of September 30, 2001, we would be required to fund additional capital into specific entities aggregating approximately $39 million. After this capital infusion, we would have $339 million of aggregate statutory capital and surplus above the minimum level required under RBC.

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

     As of September 30, 2001, we maintained an unsecured revolving credit agreement, which provided a line of credit of up to $1.0 billion and was set to expire in August 2002. Principal amounts outstanding under that credit agreement were $270 million at September 30, 2001, and $520 million at December 31, 2000. Under this agreement, at our option, we could borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement would bear interest at a floating rate, ranging from LIBOR plus 35 basis points to LIBOR plus 80 basis points, depending on our capitalization and credit ratings. The competitive advance portion of the agreement would bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option. In addition, we paid a 15 basis point annual facility fee on the entire $1.0 billion facility amount, regardless of utilization. This facility fee fluctuated between 6.5 and 20 basis points depending on our capitalization and credit ratings. We also paid a 12.5 basis point annual usage fee when borrowings exceed one-third of the facility amount. Our effective interest rate on borrowings outstanding under this credit agreement at September 30, 2001 was 3.94%. Our credit agreement contained customary covenants and events of default. We were in compliance with all covenants at September 30, 2001. The carrying value of our borrowings under this credit agreement approximated fair value as the interest rate on our borrowings varied with market rates.

     On October 11, 2001, we replaced our existing credit agreement with two new unsecured revolving credit agreements consisting of a $265 million 4-year revolving credit agreement and a $265 million 364-day revolving credit agreement with a one-year term out option. In addition, the 364-day revolving credit agreement supports a new conduit commercial paper financing program of up to $265 million. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper.

     Under these new agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both the 4-year and 364-day agreements bear interest at either a fixed or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either the 4-year or 364-day revolving credit agreements will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

     Our new credit agreements contain customary restrictive and financial covenants as well as customary events of defaults, including financial covenants regarding minimum consolidated net worth, maximum leverage and minimum interest coverage amounts substantially similar to those that existed under the agreement that existed at September 30, 2001.

     We also maintain and issue short-term debt securities under a commercial paper program. The program is backed by our new credit agreements described above. Aggregate borrowings under both the credit agreements and the commercial paper program cannot exceed $530 million. We had no commercial paper borrowings outstanding at September 30, 2001, and $80 million outstanding at December 31, 2000.

     On August 7, 2001, we issued $300 million 7 1/4% senior, unsecured notes due August 1, 2006 at 99.759%. Our net proceeds, reduced for costs of the offering, were approximately $296 million. The net proceeds from this offering were used to repay a portion of the amounts outstanding under our existing credit facility.

     In order to hedge the risk of changes in the fair value of our $300 million 7 1/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 7 1/4% fixed interest rate under our senior notes for a variable interest rate, which was 3.91% at September 30, 2001. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 7 1/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     Our swap agreements are recognized in our condensed consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. At September 30, 2001, the $13 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $13 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

     We believe that funds from future operating cash flows and funds available under our new credit agreements and commercial paper program are sufficient to meet future liquidity needs. We also believe the aforementioned sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

     Capital Expenditures

     Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, and customer service. Our capital expenditures were $82 million for the nine months ended September 30, 2001 compared to $99 million for the nine months ended September 30, 2000. Excluding acquisitions, we expect our total capital expenditures in 2001 will be approximately $110 million compared to $135 million for 2000, most of which will be used to fund our technology initiatives and expansion and improvement of administrative facilities.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

     Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted.

     Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as resulting from a change in accounting principle. The amortization of existing goodwill ceases upon adoption of the Statement, which we will adopt effective January 1, 2002. Goodwill acquired after June 30, 2001 will not be subject to amortization. In the third quarter of 2001, goodwill amortization expense of $13 million decreased earnings per share by $0.08.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. Generally, the provisions of Statement 144 are to be applied prospectively. Our January 1, 2002 adoption of the Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

     Supplemental 2001 Statements of Quarterly Operations (unaudited)
	2001
	First	Second	Third	Total
Commercial Segment:	(in millions)
Revenues:
Premiums	$1,311	$1,292	$1,307	$3,910
Administrative services fees	21	20	21	62
Investment and other income	19	19	19	57

Total revenues	1,351	1,331	1,347	4,029

Operating expenses:
Medical	1,070	1,076	1,088	3,234
Selling, general and administrative	237	230	233	700
Depreciation and amortization	25	25	24	74

Total operating expenses	1,332	1,331	1,345	4,008

Income from operations	19	-	2	21
Interest expense	4	4	4	12

Income (loss) before income taxes	$15	$(4)	$(2)	$9

	2001
	First	Second	Third	Total
Government Segment:	(in millions)
Revenues:
Premiums	$1,102	$1,149	$1,234	$3,485
Administrative services fees	-	6	19	25
Investment and other income	11	11	11	33

Total revenues	1,113	1,166	1,264	3,543

Operating expenses:
Medical	937	971	1,030	2,938
Selling, general and administrative	132	135	166	433
Depreciation and amortization	14	14	17	45

Total operating expenses	1,083	1,120	1,213	3,416

Income from operations	30	46	51	127
Interest expense	3	3	2	8

Income before income taxes	$27	$43	$49	$119

	2001
	First	Second	Third	Total
Consolidated:	(in millions)
Revenues:
Premiums	$2,413	$2,441	$2,541	$7,395
Administrative services fees	21	26	40	87
Investment and other income	30	30	30	90

Total revenues	2,464	2,497	2,611	7,572

Operating expenses:
Medical	2,007	2,047	2,118	6,172
Selling, general and administrative	369	365	399	1,133
Depreciation and amortization	39	39	41	119

Total operating expenses	2,415	2,451	2,558	7,424

Income from operations	49	46	53	148
Interest expense	7	7	6	20

Income before income taxes	$42	$39	$47	$128

     Supplemental 2000 Statements of Quarterly Operations (unaudited)
	2000
	First	Second	Third	Fourth	Total
Commercial Segment:	(in millions)
Revenues:
Premiums	$1,431	$1,414	$1,366	$1,344	$5,555
Administrative services fees	28	21	19	19	87
Investment and other income	22	17	18	18	75

Total revenues	1,481	1,452	1,403	1,381	5,717

Operating expenses:
Medical	1,214	1,191	1,138	1,101	4,644
Selling, general and administrative	249	246	238	237	970
Depreciation and amortization	22	24	24	23	93

Total operating expenses	1,485	1,461	1,400	1,361	5,707

(Loss) income from operations	(4)	(9)	3	20	10
Interest expense	6	4	4	4	18

(Loss) income before income taxes	$(10)	$(13)	$(1)	$16	$(8)

	2000
	First	Second	Third	Fourth	Total
Government Segment:	(in millions)
Revenues:
Premiums	$1,180	$1,252	$1,222	$1,186	$4,840
Investment and other income	8	11	10	11	40

Total revenues	1,188	1,263	1,232	1,197	4,880

Operating expenses:
Medical	1,006	1,074	1,041	1,017	4,138
Selling, general and administrative	131	136	144	144	555
Depreciation and amortization	12	13	14	15	54

Total operating expenses	1,149	1,223	1,199	1,176	4,747

Income from operations	39	40	33	21	133
Interest expense	2	3	3	3	11

Income before income taxes	$37	$37	$30	$18	$122

	2000
	First	Second	Third	Fourth	Total
Consolidated	(in millions)
Revenues:
Premiums	$2,611	$2,666	$2,588	$2,530	$10,395
Administrative services fees	28	21	19	19	87
Investment and other income	30	28	28	29	115

Total revenues	2,669	2,715	2,635	2,578	10,597

Operating expenses:
Medical	2,220	2,265	2,179	2,118	8,782
Selling, general and administrative	380	382	382	381	1,525
Depreciation and amortization	34	37	38	38	147

Total operating expenses	2,634	2,684	2,599	2,537	10,454

Income from operations	35	31	36	41	143
Interest expense	8	7	7	7	29

Income before income taxes	$27	$24	$29	$34	$114

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

     We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to our members, as well as estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon payment patterns, medical inflation, historical developments and other relevant factors, and create medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, competition, government regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include:

  increased use of services;
  increased use of prescription drugs;
  increased cost of individual services;
  catastrophes;
  epidemics;
  the introduction of new or costly treatments, including new technologies;
  medical cost inflation;
  new government mandated benefits or other regulatory changes; and
  increased use of health care, including doctors' office visits and prescriptions resulting from terrorists' attacks and subsequent terrorists threats, including bioterrorism.

     Failure to adequately price our products or develop sufficient reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

     If we fail to manage prescription drug costs successfully, our financial results could suffer.

     In general, prescription drug costs have been rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry that creates consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. In order to control prescription drug costs, we introduced Rx3, our three-tiered copayment pricing formula for prescription drugs, as well as a new formula with four coverage levels that we have recently implemented. We cannot assure that these efforts will be successful in controlling costs. Failure to control these costs could have a material adverse effect on our financial position, results of operations and cash flows.

     If competitive pressures restrict or lower the premiums we receive, our financial results could suffer.

     In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. The managed health care industry is highly competitive and contracts for the sale of commercial products are generally bid upon or renewed annually. Many of our competitors are more established in the health care industry and have a larger market share and greater financial resources than we do in certain markets. In addition, other companies may enter our markets in the future. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. Failure to compete effectively in our markets could have a material adverse effect on our financial position, results of operations and cash flows.

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
  disclosure and composition of physician networks; .
  physicians' ability to collectively negotiate contract terms with carriers, including fees;
  rules establishing time periods in which claims must be paid; and
  mental health parity.

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

     Congress is considering significant changes to Medicare, including a pharmacy benefit requirement. President Bush announced a prescription drug discount plan for Medicare-eligible seniors in July 2001; however, this discount plan is currently being challenged in federal court. We expect that this discount plan will be revised in the future by the Centers for Medicare and Medicaid Services, or CMS (formerly known as the Health Care Financing Administration). We are unable to determine what effect, if any, the prescription drug discount plan will have on our products or our operating results.

     Congress is also considering proposals relating to health care reform, including a comprehensive package of requirements for managed care plans called the Patient Bill of Rights, or PBOR, legislation. During the summer of 2001, the House and Senate both passed versions of PBOR legislation that must now be reconciled. Due to the tragic events of September 11, 2001, enactment of PBOR legislation is being delayed. If PBOR legislation becomes law, it could expose us to significant increased costs and additional litigation risks. Although we could attempt to mitigate our ultimate exposure from these costs through increases in premiums or changes in benefits, there can be no assurance that we will be able to mitigate or cover the costs stemming from any PBOR legislation or the other costs incurred in connection with complying with any PBOR or similar legislation.

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
  higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and
  the possibility that we will not be able to extend or renew any of the contracts relating to these programs. One of our two Puerto Rico Medicaid contracts covering approximately 147,000 members was transitioned to another insurer on October 1, 2001. The other contract with the Health Insurance Administration in Puerto Rico covering approximately 248,000 members is scheduled to expire on June 30, 2002. We are unable to predict if we will renew this contract upon expiration. These contracts also are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on our revenues, profitability and business prospects.
  In addition at September 30, 2001 under one of our CMS contracts, we provided health insurance coverage to approximately 235,700 members in Florida. This contract accounted for approximately 17% of our total premium revenues in 2000 and approximately 17% of our total premium revenues in the first nine months of 2001. The termination of this contract would likely have a material adverse effect upon our financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk Humana Inc.

     We are exposed to market risks, such as changes in interest rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. A portion of our natural offsets changed when we issued $300 million 7 1/4% senior notes during the third quarter of 2001. This change was mitigated when we entered into interest rate swap agreements as discussed in Note C to our condensed consolidated financial statements. Changes in the fair value of the 7 1/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     Other than the change describe above, no other material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Part 2. Other Information Humana Inc.

Item 1: Legal Proceedings

     Securities Litigation

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage, seeking a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. Defendants have moved for summary judgment on the third-party complaint, and the third party defendants have moved to dismiss or stay the third-party complaint.

     Managed Care Industry Class Action Litigation

     We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, and are now styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and seven other companies that purport to have been brought on behalf of providers, which is referred to as the provider track case.

     In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaint alleges, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaint also alleges an industry-wide conspiracy to engage in the various alleged improper practices. We filed a motion to dismiss the complaint on July 14, 2000. On August 15, 2000, the plaintiffs filed their amended motion for class certification, seeking a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000. A hearing on the class certification issue was conducted on July 24, 2001. No ruling has been issued.

     On June 12, 2001, the federal district court rendered its decision with respect to the motions to dismiss. The court dismissed the ERISA claims against us and the other defendants on the grounds that the plaintiffs had failed to exhaust administrative remedies, but permitted the plaintiffs to file amended complaints no later than June 29, 2001. The court declined to dismiss all of the RICO fraud claims against Humana. In the subscriber track cases against other companies, the court dismissed all RICO fraud claims against the other defendants for lack of specificity in their allegations but permitted the plaintiffs to refile all dismissed RICO claims. The plaintiffs filed amended complaints against all except one of the other defendants realleging RICO and ERISA claims on June 29, 2001. Following the district court's June 12, 2001 ruling, we and other defendants requested that the court amend its ruling to allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the court's refusal to follow the decision by the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The district court denied this request, but noted that the defendants could renew it following its ruling on motions to dismiss the amended complaints. The motions to dismiss were filed on August 13, 2001.

     In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers' claims and (ii) "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the court dismissed certain of the plaintiffs' claims, including the RICO claim, pursuant to the defendants' several motions to dismiss. However, the court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The Florida Medicaid Association has also announced its intent to join the action. On October 27, 2000, the provider track plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. No ruling has been issued.

     Some defendants have filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants. On June 25, 2001, the Eleventh Circuit stayed all proceedings in the district court pending these appeals. Oral argument before the Eleventh Circuit is scheduled for January 2002. Other defendants, including us, have filed similar motions to enforce arbitration agreements which have not yet been ruled on by the district court.

     We intend to continue to defend these actions vigorously.

     Chipps v. Humana Health Insurance Company of Florida, Inc.

     On January 4, 2000, a jury in Palm Beach County, Florida, rendered an approximately $80 million verdict against us in a case arising from removal of an insured from a special case management program. The award included approximately $78.5 million of punitive damages, $1 million of damages for emotional distress and $29,000 of damages for contractual benefits. On September 19, 2001, the Court of Appeals overturned the verdict, citing numerous errors by the trial court, and remanded for a new trial. The plaintiff filed a Motion for Rehearing EnBanc with the Court of Appeals on October 3, 2001.

     Government Audits and Other Litigation and Proceedings

     In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against us, he has indicated that he may do so in the future. On September 21, 2001, the Texas Attorney General initiated a similar investigation.

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

     Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In connection with the case of Chipps v. Humana Health Insurance Company of Florida, Inc., our insurance carriers have preliminarily indicated they believe no coverage would be available for a punitive damages award. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

     We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above and the appeal of the Chipps case, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

Item 2:	Changes in securities
None.
Item 3:	Defaults Upon Senior Securities
None.
Item 4:	Submission of Matters to a Vote of Security Holders
None.
Item 5:	Other Information
None.
Item 6:	Exhibits and Reports on Form 8-K
	(a)	Exhibit Index
Exhibit 10:
		10(a)	364-Day Credit Agreement
		10(b)	Four-Year Credit Agreement
		10(c)	RFC Loan Agreement
	(b)	Other than the Form 8-K filed on July 30, 2001 and a Form 8-KA filed on July 31, 2001, and referenced in the June 30, 2001 Form 10-Q, there were no other reports filed on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Humana Inc.
(Registrant)

Date:	November 14, 2001	By:	/s/ James H. Bloem
James H. Bloem Senior Vice President And Chief Financial Officer (Principal Accounting Officer)

Date:	November 14, 2001	By:	/s/ Arthur P. Hipwell
Arthur P. Hipwell Senior Vice President and General Counsel