Form 10-K405
period 2001-12-31
HUMANA INC
filed 2002-03-28
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-5975

HUMANA INC.
(Exact name of registrant as specified in its charter)

Delaware	61-0647538
(State of incorporation)	(I.R.S. Employer Identification Number)

500 West Main Street
Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 580-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $0.16 2/3 par value	New York Stock Exchange
7 1/4% Senior Notes, due August 2006	—

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

YES  ☑                        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the Registrant’s definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 2002 was $2,050,333,615 calculated using the average price on such date of $12.97. The number of shares outstanding of the Registrant’s Common Stock as of March 20, 2002 was 168,866,651.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates herein by reference portions of the Registrant’s Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 16, 2002.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2001

PART I

ITEM 1.    BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc. referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health benefits companies, based on our 2001 revenues of $10.2 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups and government-sponsored programs. As of December 31, 2001, we had approximately 6.4 million members in our medical insurance programs, as well as approximately 2.3 million members in our specialty products programs. We have approximately 400,000 contracts with physicians, hospitals, dentists and other providers to provide health care to our members. In 2001, over 70% of our premiums and administrative services fees were derived from members located in Florida, Illinois, Texas, Kentucky, and Ohio.

We are a Delaware corporation, and were organized in 1964. Our principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202, and the telephone number at that address is (502) 580-1000. This Annual Report on Form 10-K contains both historical and forward-looking information. See the CAUTIONARY STATEMENTS section in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of a number of factors that could adversely affect our results.

Business Segments

During the first quarter of 2001, we realigned our management to better reflect our focus on the consumer. As part of this management realignment, we redefined our business into two segments, Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored plans, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Strategy

We recently concluded a two-year process of divesting those products and markets that either lacked the prospect for long-term profitability or no longer fit our strategic focus. During 2000 and 2001, we completed transactions to divest our workers’ compensation business and our Medicaid businesses in north Florida, Milwaukee, Wisconsin, and Austin, Houston and San Antonio, Texas. We also exited numerous counties in our Medicare+Choice business, reinsured with third parties substantially all of our Medicare supplement business, and discontinued aspects of our product line focusing on small group commercial business in 17 states.

Our core strategy currently focuses on growth. The cornerstone of our commercial growth strategy is the offering of innovative products which are supported by technology and service excellence. During the past two years, we developed an expansive range of consumer-directed products and developed industry-leading electronic self-service capabilities. Within the Commercial segment during 2001, we experienced membership declines primarily as a result of exercising a rigorous pricing discipline in small group accounts located in geographic markets that are not considered key to our long-term growth strategy. Although we will continue to employ pricing discipline, we anticipate growth in our commercial membership during 2002 as a result of this consumer-directed approach and our commitment to provide excellent customer service.

Within our Government segment, we acquired 1.2 million eligible TRICARE members on May 31, 2001. TRICARE is the U.S. Department of Defense’s health benefits program for military dependents and retirees. Humana has been the TRICARE contractor for Regions 3 and 4 since 1996. The 1.2 million additional TRICARE members, from Regions 2 and 5, brought total Humana TRICARE membership to 2.7 million members, making us the leading national contractor for this program. Additionally, during 2001, a new government program, called TRICARE for Life, became effective allowing beneficiaries to continue in the TRICARE program even after becoming eligible for Medicare. Under the TRICARE for Life program, we provide administrative services only, for a fee, while the Department of Defense retains the risk of financing the costs of benefits. As of December 31, 2001, TRICARE ASO membership was 0.9 million of the total 2.7 million TRICARE members, including 0.6 million members in Regions 2 and 5 acquired in 2001.

Our Products

The following table presents our segment membership, premiums and ASO fees by product for the year ended December 31, 2001:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
Commercial:
Fully insured	2,301,300	—	$4,941,888	$—	$4,941,888	49.1%
Administrative services only	592,500	—	—	84,204	84,204	0.8%
Specialty	—	2,262,000	304,714	—	304,714	3.0%

Total Commercial	2,893,800	2,262,000	5,246,602	84,204	5,330,806	52.9%

Government:
Medicare+Choice	393,900	—	2,909,478	—	2,909,478	28.9%
Medicaid	490,800	—	441,324	—	441,324	4.4%
TRICARE	1,714,600	—	1,341,557	—	1,341,557	13.3%
TRICARE ASO	942,700	—	—	52,886	52,886	0.5%

Total Government	3,542,000	—	4,692,359	52,886	4,745,245	47.1%

Total	6,435,800	—	$9,938,961	$137,090	$10,076,051	100.0%

Our Products Marketed to Commercial Segment Members

New Generation of Products

We recently developed a range of consumer-directed products that we believe will be a solution for employers to the ongoing increases in medical cost inflation. These products include an array of choices for employees and incorporate electronic technologies and on-line tools for both employers and employees. These products combine the offering of traditional HMO, PPO and indemnity plans with newly designed products which incorporate benefit designs that more directly engage the individual consumers in product and cost decisions. They also include an innovative four-tier pharmacy benefit, which allows members access to virtually any medication at different copayment levels. This array of plan designs is offered to employers and their employees at varying levels of copayments, deductibles, coinsurance, benefit levels and price. These products are being sold as both fully insured and ASO (or self-funded) options to employers. Below is a summary description of our traditional HMO, PPO and ASO products.

HMO

Our HMO products provide prepaid health insurance coverage to our members through a network of independent primary care physicians, specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners and pediatricians. Generally, the member’s primary care physician must approve access to certain specialty physicians and other health care providers. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers and durable medical equipment suppliers. Because the primary care physician must generally approve access to these other health care providers, the HMO product is the most restrictive form of managed care.

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, with some copayments, health care services received from or approved by the member’s primary care physician. For the year ended December 31, 2001, commercial HMO premium revenues totaled approximately $2.2 billion, or 21.5% of our total premiums and ASO fees.

PPO

Our PPO products include some elements of managed health care; however, they typically include more cost-shifting to the member, through copayments and annual deductibles. PPOs are also similar to traditional health insurance because they provide a member with more freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers, which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees. For the year ended December 31, 2001, commercial PPO premium revenues totaled approximately $2.7 billion, or 27.6% of our total premiums and ASO fees.

Administrative Services Only

We offer an administrative services only, or ASO, product to those who self-insure their employee health plans. Administrative services generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer services inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully insured PPO and HMO products described above, however, under ASO contracts, self-funded employers retain the risk of financing the cost of health benefits. For the year ended December 31, 2001, commercial administrative services fees totaled $84.2 million, or 0.8% of our total premiums and ASO fees.

Specialty Products

We also offer various specialty products including dental, group life and short-term disability. At December 31, 2001, we had approximately 2.3 million specialty members. For the year ended December 31, 2001, specialty product premium revenues were approximately $304.7 million, or 3.0% of our total premiums and ASO fees.

Our Products Marketed to Government Segment Members

Medicare+Choice Product

Medicare is a federal program that provides persons age 65 and over and some disabled persons certain hospital and medical insurance benefits, which include hospitalization benefits for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Each Medicare-eligible individual is entitled to receive inpatient hospital care, known as Part A care, without the payment of any premium, but is required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services, known as Part B care.

We contract with the federal government’s Centers for Medicare and Medicaid Services, or CMS, under the Medicare+Choice program, to provide health insurance coverage in exchange for a fixed monthly payment per member for Medicare-eligible individuals residing in the geographic areas in which our HMOs operate. Individuals who elect to participate in Medicare+Choice programs receive additional benefits not covered by Medicare and are relieved of the obligation to pay some or all of the deductible or coinsurance amounts but are generally required to use exclusively the services provided by the HMO (subject to nominal copayments and coinsurance) and are required to pay a Part B premium to the Medicare program.

The Medicare+Choice product involves a contract between an HMO and CMS, pursuant to which CMS makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual that chooses to enroll for coverage in the HMO. The fixed monthly payment, payable on the first day of a month, is determined by formula established by federal law. We sometimes receive the fixed monthly payment early due to a weekend or holiday falling on the first day of a month. We also collect additional member premiums from our members in certain of our markets. The member’s right to terminate coverage is limited by CMS during the first six months of 2002, and members are locked-in to their existing coverage on July 1, 2002 until January 1, 2003. Starting in 2003, the member’s right to terminate coverage is limited during the first three months of the year, and members are locked-in to their existing coverage from April 1st until the following January 1st.

At December 31, 2001, we provided health insurance coverage under CMS contracts to approximately 393,900 Medicare+Choice members for which we received premium revenues of approximately $2.9 billion, or 28.9% of our total premiums and ASO fees for 2001. One such CMS contract covered approximately 232,500 members in Florida and accounted for premium revenues of approximately $1.7 billion, which represented 58.7% of our Medicare+Choice premium revenues, or 16.9% of our total premiums and ASO fees for 2001.

Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Increased funding beginning March 1, 2001 specific to the Medicare, Medicaid and State Children’s Health Insurance Benefits Improvement and Protection Act, or BIPA, is being used to provide additional funding under contracts with our providers and to lower member premiums in certain markets. Our 2002 average rate of statutory increase under the Medicare+Choice contracts, including the March 1, 2001 BIPA increase, is approximately 5.0%. Over the last five years, annual increases have ranged from as low as the January 1998 increase of 1.8% to as high as 5.0% in January 2002, with an average of approximately 2.6%. On January 1, 2001, we ceased providing our Medicare+Choice product in 45 counties, affecting approximately 54,000 members, and again on January 1, 2002, we exited our Medicare+Choice product in 5 counties in the Kentucky market, affecting approximately 14,000 members and DuPage County, Illinois, affecting approximately 8,000 members. These county exits were the result, in part, of lower CMS reimbursement rates. We are working with CMS to develop other alternative offerings. For example, we are participating in a Medicare+Choice private fee-for-service pilot program in DuPage County, Illinois covering approximately 2,000 members.

Medicaid Product

Medicaid is a federal program that is state-operated to facilitate the delivery of health care services to low-income residents. Each state that chooses to do so develops, through a state specific regulatory agency, a Medicaid managed care initiative that must be approved by CMS. CMS requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently either use a formal proposal process in which they review many bidders before selecting one or award individual contracts to qualified bidders which apply for entry to the program. In either case, the contractual relationship with a state is generally for a one-year period. Under these contracts, we receive a fixed monthly payment from a government agency for which we are required to provide health insurance coverage to enrolled members. Due to the increased emphasis on state health care reform and budgetary constraints, more states are utilizing a managed care product in their Medicaid programs.

Our Medicaid contracts in Puerto Rico, Florida and Illinois generally are annual contracts. The two contracts with the Health Insurance Administration in Puerto Rico expire on June 30, 2002, unless extended. Both parties have agreed to use good faith efforts to extend the latest contract for a period of no less than 12 months covering no fewer beneficiaries than the current contract. We believe that at the end of the current contract period this contract will be renewed. Since June 2000, we have sold a number of our Medicaid businesses to various other insurance providers, which has resulted in a reduction of over 164,000 members in our Medicaid products. For the year ended December 31, 2001, premium revenues from our Medicaid products totaled $441.3 million, or 4.4% of our total premiums and ASO fees. At December 31, 2001, we had approximately 428,200 Medicaid members in Puerto Rico, and 62,600 Medicaid members in Florida and Illinois.

TRICARE

TRICARE provides health insurance coverage to the dependents of active duty military personnel and to retired military personnel and their dependents. In November 1995, the United States Department of Defense awarded us our first TRICARE contract covering approximately 1.1 million eligible beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee and Eastern Louisiana. On July 1, 1996, we began providing health insurance coverage to these approximately 1.1 million eligible beneficiaries. Effective July 1, 2001, this TRICARE contract for Regions 3 and 4 was renewed for up to two additional years subject to annual renewal at the option of the Department of Defense.

On May 31, 2001, we acquired for $43.5 million the outstanding shares of common stock of a newly formed Anthem Alliance Health Insurance Company subsidiary responsible for administering TRICARE benefits to approximately 1.2 million eligible members in Illinois, Indiana, Kentucky, Michigan, a portion of Missouri, North Carolina, Ohio, Tennessee, Virginia, Wisconsin and West Virginia. The Department of Defense has notified us of its intent to renew the TRICARE contract for Regions 2 and 5 through April 30, 2003.

Three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced copayments by using a network of preferred providers. We have subcontracted with third parties to provide various administration and specialty services under the contracts. For the year ended December 31, 2001, TRICARE premium revenues were approximately $1.3 billion, or 13.3% of our total premiums and ASO fees.

At December 31, 2001, we had 942,700 TRICARE ASO members for which the Department of Defense retains the risk of financing the cost of their health benefits. We obtained these members from our recent acquisition of Regions 2 and 5, and from two new government programs that allow senior members to continue in the TRICARE program even after becoming Medicare eligible, which is normally age 65. The first of these programs, called TRICARE Senior Pharmacy, became effective April 1, 2001. Under this new government administrative services program, senior TRICARE members received certain pharmacy benefits not covered under Medicare. On October 1, 2001, the TRICARE For Life program became effective, and expanded coverage to include medical benefits as well. For the year ended December 31, 2001, TRICARE administrative services fees totaled $52.9 million, or 0.5% of our total premiums and ASO fees.

The following table summarizes our medical membership at December 31, 2001, by market and product:

	Commercial			Government				Percent of Total
	HMO	PPO	ASO	Medicare +Choice	Medicaid	TRICARE	Total
	(in thousands)
Florida	142.6	70.9	9.4	232.5	46.2	402.8	904.4	14.1%
Illinois	297.2	227.5	111.4	81.7	16.4	58.4	792.6	12.3
Texas	198.4	253.0	20.7	27.0	—	—	499.1	7.8
Puerto Rico	17.0	38.8	4.4	—	428.2	—	488.4	7.6
Ohio	187.9	76.8	64.4	—	—	66.0	395.1	6.1
Wisconsin	66.6	36.6	234.7	—	—	27.2	365.1	5.7
Kentucky	101.6	165.4	36.5	12.3	—	38.4	354.2	5.5
Georgia	21.7	46.9	2.8	—	—	265.5	336.9	5.2
North Carolina	—	24.4	3.4	—	—	184.6	212.4	3.3
Tennessee	—	37.9	15.9	—	—	90.7	144.5	2.2
South Carolina	—	9.0	0.7	—	—	129.9	139.6	2.2
Virginia	—	—	0.4	—	—	132.2	132.6	2.0
Arizona	28.1	40.8	37.0	21.2	—	—	127.1	2.0
Indiana	—	31.3	28.1	—	—	45.3	104.7	1.6
Missouri/Kansas	43.7	12.2	12.2	19.2	—	14.3	101.6	1.6
Alabama	—	—	0.2	—	—	98.3	98.5	1.5
Mississippi	—	3.8	0.3	—	—	73.8	77.9	1.2
Michigan	—	25.2	4.3	—	—	45.9	75.4	1.2
Colorado	—	56.0	0.1	—	—	—	56.1	0.9
TRICARE ASO	—	—	—	—	—	942.7	942.7	14.6
Others	—	40.0	5.6	—	—	41.3	86.9	1.4

Totals	1,104.8	1,196.5	592.5	393.9	490.8	2,657.3	6,435.8	100.0%

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care physicians, specialist physicians, dentists and providers of ancillary health care services and facilities. We have approximately 400,000 contracts with health care providers participating in our networks, which consists of approximately 296,000 physicians, 3,700 hospitals, and 103,200 ancillary providers and dentists. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

We typically contract with hospitals on either a per diem rate, which is an all-inclusive rate per day, or a case rate, which is an all-inclusive rate per admission, for inpatient hospital services. Outpatient hospital services are generally contracted at a flat rate by type of service or at a discounted charge. These contracts are typically multi-year agreements with rates that are adjusted for inflation annually based on the consumer price index or other nationally recognized inflation index. Outpatient surgery centers and other ancillary providers are typically contracted at flat rates per service provided or are reimbursed based upon a nationally recognized fee schedule such as the Medicare+Choice fee schedule.

Our contracts with physicians typically are automatically renewed each year, unless either party gives written notice to the other party of their intent to terminate the arrangement. Most of the physicians in our PPO networks and some of our physicians in our HMO networks are reimbursed based upon a fixed fee schedule, which typically provides for reimbursement based upon a percentage of the standard Medicare allowable fee schedule. Many physicians, usually primary care physicians, participating in our HMO networks are reimbursed a fixed monthly amount per member, known as a capitation payment, for directly providing health care services to these members.

Under other types of capitation arrangements, the providers are paid a monthly capitation payment per member both for directly providing health care services to members and arranging for services by other providers. Accordingly, they assume financial risk for all or some portion of the cost of health care services for their membership, which may include the costs for specialist physicians, hospitals and prescription drugs. Primary care physicians under these types of arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We remain financially responsible for health care services to our members in the event our providers fail to provide such services. Some physicians may have arrangements under which they can earn bonuses when certain target goals relating to the provisions of patient care are met.

We use a variety of techniques to provide access to effective and efficient use of health care services for our members. These techniques include the coordination of care for our members, product and benefit designs, hospital inpatient management systems, or HIMS, and enrolling members into our disease management programs. The focal point for health care services in many of our Medicare+Choice and HMO networks is the primary care physician who, under contract, provides services, and controls utilization of appropriate services, by directing or approving hospitalization and referrals to specialists and other providers. Our HIMS programs use specially trained physicians to effectively manage the entire range of an HMO members’ medical care during a hospital admission and to effectively coordinate the members’ discharge and post-discharge care. We have a variety of disease management programs related to specific medical conditions such as congestive heart failure, coronary artery disease, prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes and breast cancer screening. We also focus on certain rare conditions where disease management techniques benefit members in a more cost effective manner.

Quality Assessment

Our quality assessment program consists of several internal programs such as those that credential providers and those designed to meet the audit standards of federal and state agencies and external accreditation standards. We also offer quality and outcome measurement and improvement programs such as the Health Plan Employer Data Information Sets, or HEDIS, which is used by employers, government purchasers and the National Committee for Quality Assurance, or NCQA, to evaluate HMOs based on various criteria, including effectiveness of care and member satisfaction.

Physicians participating in our HMO networks must satisfy specific criteria, including licensing, hospital admission privileges, patient access, office standards, after-hours coverage and many other factors. Participating hospitals must also meet accreditation criteria established by CMS and/or the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO.

Participating HMO physicians are recredentialed regularly. Recredentialing of primary care physicians includes verification of their medical license; review of their malpractice liability claims history; review of their board certification, if applicable; and review of any quality complaints, member appeals and grievances regarding the physicians. Committees, composed of a peer group of physicians, review participating primary care physicians being considered for credentialing and recredentialing.

We request accreditation for certain of our HMO plans from NCQA and the American Accreditation Healthcare Commission/Utilization Review Accreditation Commission, or AAHC/URAC. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Accreditation specific to the utilization review process is also required in the state of Georgia for licensure as an HMO or PPO.

NCQA performs reviews of standards for quality improvement, credentialing, utilization management, preventative health, member rights and responsibilities and medical records. Humana continues to maintain accreditation in select markets through NCQA. Six markets maintain commendable NCQA accredited status for all HMO product lines: Humana Health Plan, Inc. in Chicago, Illinois; Humana Health Plan, Inc. in Kansas City, Missouri; Humana Health Plan of Ohio, Inc. in Cincinnati, Ohio; Humana Medical Plan, Inc. in south Florida, north Florida, and central Florida. Humana Medical Plan, Inc. in Tampa Bay has received commendable accreditation for its commercial product line and has received accredited status for its Medicare+Choice product line.

AAHC/URAC performs reviews of standards for utilization management, and for health plan standards in quality management, credentialing, rights and responsibilities, and network management. Seven markets have achieved URAC health plan accreditation for all HMO product lines: Humana Medical Plan, Inc. in north Florida, south Florida, central Florida (Daytona, Tampa and Orlando), Humana Health Plan of Ohio, Inc. in Cincinnati, Ohio, and Humana Health Plan, Inc. in Kentucky. The Kansas City market has just completed their URAC Health Plan survey with a recommendation for a full accreditation for all HMO product lines. The Atlanta market has URAC utilization management accreditation for HMO and PPO product lines. AAHC/URAC utilization management accreditation was received for Humana Military Healthcare Services, Inc., which administers the TRICARE program and for the Green Bay service center.

Some of our HMO entities are unaccredited, because we sought accreditation only where regulatory requirements were in place, such as in Florida, which requires accreditation for HMO licensing, or in market areas where commercial groups use it as a variable in choosing carriers. As the requirements of accreditation have become less focused on factors under our control and more focused on other factors such as provider behavior, we have concluded that these programs do not add value for our customers. We are piloting ISO 9000 certification as an alternative to accreditation. ISO is the international standards organization, which has developed an international commercial set of certifications as to quality and process, called ISO 9000.

Sales and Marketing

Individuals become members of our commercial HMOs and PPOs through their employer or other groups which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO and specialty products that provide cost-effective quality healthcare coverage consistent with the needs and expectations of the employees or members.

We use various methods to market our commercial, Medicare+Choice and Medicaid products, including television, radio, the Internet, telemarketing and mailings. At December 31, 2001, we used approximately 46,000 licensed independent brokers and agents and approximately 430 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume.

At December 31, 2001, we employed approximately 530 sales representatives, who are each paid a salary and/or per member commission, to market our Medicare+Choice and Medicaid products. We also employed approximately 240 telemarketing representatives who assisted in the marketing of Medicare+Choice and Medicaid products by making appointments for sales representatives with prospective members.

Risk Management

Through the use of internally developed underwriting criteria, we determine the risk we are willing to assume and the amount of premium to charge for our commercial products. In most instances, employer and other groups must meet our underwriting standards in order to qualify to contract with us for coverage. Small group reform laws in some states have imposed regulations which provide for guaranteed issue of certain health insurance products and prescribe certain limitations on the variation in rates charged based upon assessment of health conditions.

Underwriting techniques are not employed in connection with Medicare+Choice products because CMS regulations require us to accept all eligible Medicare applicants regardless of their health or prior medical history. We also are not permitted to employ underwriting criteria for the Medicaid product, but rather we follow CMS and state requirements. In addition, with respect to our TRICARE business, we do not employ any underwriting techniques because we must accept all eligible beneficiaries who choose to participate.

Competition

The managed health care industry is highly competitive and contracts for the sale of commercial products are generally bid or renewed annually. Our competitors vary by local market and include other publicly traded managed care companies, national insurance companies and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers is, or may be, influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other managed health care providers, utilization review, claims processing, administrative efficiency, relationships with agents, quality of customer service and accreditation results.

Government Regulation

Government regulation of health care products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have broad discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These regulatory revisions could affect our operations and financial results. Also, it may become increasingly difficult to control medical costs if federal and state bodies continue to consider and enact significant and sometimes onerous managed care laws and regulations.

Enforcement of health care fraud and abuse laws has become a top priority for the nation’s law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare, Medicaid and FEHBP. We participate extensively in these programs and have enhanced our regulatory compliance efforts for these programs. The programs are subject to very technical rules. When combined with law enforcement intolerance for any level of noncompliance, these rules mean that compliance efforts in this area continue to be challenging.

We are subject to various governmental audits, investigations and enforcement actions. These include possible government actions relating to ERISA, FEHBP, federal and state fraud and abuse laws, and other laws relating to Medicare, including adjusted community rating development, special payment status, payments for emergency room visits, and various other areas. Adjusted community rating development is the government-defined rating formula used to justify the Medicare HMO or Medicare+Choice benefits we offer individuals eligible for Medicare benefits based on a particular community and certain other factors. Special payment status refers to Medicare+Choice members who are institutionalized, Medicaid-eligible, or have contracted end-stage renal disease. The Medicare+Choice plan receives a higher payment for members who qualify for one or more of these statuses. We are currently involved in various government investigations, audits and reviews, some of which are under ERISA, and the authority of state departments of insurance. On May 31, 2000, we entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General for the Department of Health and Human Services as part of a settlement of a Medicare overpayment issue arising from an audit by the Office of the Inspector General. Although any of the pending government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions against us, including exclusion from participation in government programs, we do not believe the results of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Of our eight licensed and active HMO subsidiaries as of March 1, 2002, five are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. To obtain federal qualification, an HMO must meet certain requirements, including conformance with benefit, rating and financial reporting standards. In certain markets, and for certain products, we operate HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

As of March 1, 2002, Humana Medical Plan, Inc., Humana Health Plan of Texas, Inc., and Humana Health Plan, Inc. each hold CMS contracts under the Medicare+Choice program to sell Medicare HMO products in a total of seven states. In addition, Humana Insurance Company holds a CMS contract under the Medicare+Choice program to sell a private fee-for-service product in DuPage County, Illinois.

CMS conducts audits of HMOs qualified under its Medicare+Choice program at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the HMOs’ administration and management, including management information and data collection systems, fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems.

CMS regulations require submission of quarterly and annual financial statements. In addition, CMS requires certain disclosures to CMS and to Medicare beneficiaries concerning operations of a health plan qualified under the Medicare+Choice program. CMS’s rules require disclosure to members upon request of information concerning financial arrangements and incentive plans between an HMO and physicians in the HMOs’ networks. These rules also require certain levels of stop-loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume. The reporting of certain health care data contained in HEDIS is another important CMS disclosure requirement.

Our Medicaid products are regulated by the applicable state agency in the state in which we sell a Medicaid product and by the Health Insurance Administration in Puerto Rico, in conformance with federal approval of the applicable state plan, and are subject to periodic reviews by these agencies. The reviews are similar in nature to those performed by CMS.

Laws in each of the states and the Commonwealth of Puerto Rico in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing and advertising. The HMO, PPO and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance, and our HMOs are audited for compliance with health services standards by respective state departments of health. Most states’ laws require such audits to be performed at least once every three years.

Our licensed subsidiaries are subject to regulation under state insurance holding company and Commonwealth of Puerto Rico regulations. These regulations generally require, among other things, prior approval and/or notice of certain material transactions, including dividend payments, intercompany agreements and the filing of various financial and operational reports.

Certain of our subsidiaries operate in states that regulate the payment of dividends to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend that does not require approval.

At December 31, 2001, our regulated health insurance subsidiaries, other than our federally regulated TRICARE subsidiaries, maintained aggregate statutory capital and surplus of $1,079.9 million. Each of these subsidiaries was in compliance with applicable statutory requirements, which aggregated $521.9 million in total. Although the minimum required levels of equity are largely based on premium volume, product mix and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at December 31, 2001, each of our subsidiaries would be in compliance and we would have $494.4 million of aggregate capital and surplus above the minimum level required under RBC.

Our management works proactively to ensure compliance with all governmental laws and regulations affecting our business.

Health Care Reform

There continue to be diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation’s health care system.

Federal

In 2000, Congress passed BIPA, amending certain provisions of the Balanced Budget Act of 1997, and certain provisions of the Medicare, Medicaid and State Children’s Health Insurance Program Balanced Budget Refinement Act of 1999. The Balanced Budget Act changed the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education, increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period and directing CMS to implement a risk adjusted mechanism on its monthly member payment to Medicare plans over the same period. These changes have had the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals. Congress has subsequently lengthened this timetable to allow the risk adjusted mechanism to be fully implemented by 2007. BIPA, among other things, enacted modest increases to the payment formula for Medicare+Choice plans. While we believe that these increases and modifications restore some Medicare+Choice reimbursement, pending legislative and regulatory initiatives could cause us to again consider increasing enrollee out-of-pocket costs, modifying benefits or exiting markets. On January 1, 2001, we exited our Medicare product in 45 counties, affecting approximately 54,000 members, and again on January 1, 2002, we exited our Medicare product in 5 counties in the Kentucky market, affecting approximately 14,000 members and DuPage County, Illinois affecting approximately 8,000 members. These county exits were the result, in part, of lower CMS reimbursement rates. We are working with CMS to develop other alternative offerings. For example, we are participating in a Medicare+Choice private fee-for-service pilot program in DuPage County, Illinois covering approximately 2,000 members.

Other federal laws which govern our business and which significantly affect our operations include, among others, the Newborn’s and Mothers’ Health Protection Act of 1996. This Act generally prohibits group health plans and health insurance issuers from restricting benefits for a mother’s or newborn child’s hospital stay in connection with childbirth to less than 48 hours for a normal delivery and to less than 96 hours for a cesarean section.

On November 21, 2000, the Department of Labor published its final regulation on claims review procedures under the Employee Retirement Security Act of 1974, or ERISA. The claims procedure regulation applies to all employee benefit plans governed by ERISA, whether benefits are provided through insurance products or are self-funded. As a result, the new claims review regulation impacts nearly all employer and union-sponsored health and disability plans, except church and government plans. Similar to legislation recently passed by many states, the new ERISA claims procedures impose shorter and more detailed procedures for processing and reviewing claims and appeals. According to the Department of Labor, however, its ERISA claims regulation does not preempt state insurance and utilization review laws that impose different procedures or time lines, unless complying with the state law would make compliance with the new ERISA regulation impossible. Unlike its state counterparts, the ERISA claims rule does not provide for independent external review to decide disputed medical questions. Instead, the federal regulation will generally make it easier for claimants to avoid state-mandated internal and external review processes and to file suit in federal court. Because the processes and timelines established by the new ERISA claims rules are similar to existing state requirements, although different in many of their particulars, it is difficult to estimate the cost of bringing the Company’s claims procedures into compliance. Pending outcome of litigation currently pending before the U. S. Supreme Court, it is also difficult to predict the impact that the new ERISA rules will have on state external review laws. The United States Supreme Court has a number of cases before it addressing the preemptive effect of ERISA on state laws, and may issue important decisions on these cases during 2002. The new ERISA claims rules generally become effective July 1, 2002 or the first day of the first plan year beginning after July 1, 2002, whichever is later. In any case, health plans must comply with the new rules with respect to all claims filed on or after January 1, 2003. Although the cost of complying with these regulations is likely to be significant, we cannot predict the ultimate impact on our business or results of operations in future periods.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payor and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we must make significant systems enhancements and invest in new technical solutions. The standard transactions and code sets rules compliance date may be extended by any covered entity until October 17, 2003 by submitting a request to the Secretary of Health and Human Services by October 16, 2002. We intend to file for the extension. Under the new HIPAA privacy rules, we must comply with a variety of requirements concerning the use and disclosure of individuals’ protected health information, establish rigorous internal procedures to protect health information and enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

Further in 1999, Congress passed the Financial Services Modernization Act, or Gramm Leach Bliley Act, that includes provisions related to privacy standards for personal information to be implemented by both the federal government and the states. This law became effective in July 2001. Many states are currently enacting laws or regulations to implement the federal law. We intend to comply with such provisions.

There are several other legislative proposals under consideration that include, among other things, a Patient Bill of Rights, expansion of a patient’s right to sue and mandatory external review of health plan coverage decisions. Under some versions of these bills, our exposure to large jury verdicts could be increased.

In addition, Congress is evaluating proposals to expand tax credits to provide health insurance for low-income families or expansion of governmental programs to permit enrollment at lower costs. Other proposals include establishing additional protections for personal health information, collective bargaining rights for independent physicians, proposals to reduce the number of medical errors by health care providers and systems of care, and various state and/or federal purchasing pools to allow individuals and small employers to purchase health insurance. Also, Congress is evaluating proposals to expand Medicare benefits to cover prescription drugs for Medicare-eligible seniors or to introduce a pharmacy discount card. Many of these proposals may require additional administrative costs to ensure compliance and we are currently assessing their cost and impact on premiums for the future.

State

A number of states continue to enact some form of managed care reform. Three of these states in which we conduct business, including Arizona, Georgia and Texas, have passed health plan liability laws. To date, no significant increase in litigation has arisen as a result; however, management is unable to predict future activity under these laws. Issues relating to managed care consumer protection standards, including increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, physician collective bargaining rights and confidentiality of medical records continue to be under discussion. Further, proposals that place restrictions on the selection and termination of participating health care providers also are receiving review.

Another area receiving increased focus in 2002 is the time in which various laws require the payment of health care claims. Many states already have legislation in place covering payment of claims within a specific number of days. However, due to provider groups advocating for laws or regulations establishing even stricter standards, procedures and penalties, we expect additional regulatory scrutiny and supplemental legislation with respect to claims payment practices. The provider-sponsored bills are characterized by stiff penalties for late payment, including high interest rates payable to providers and costly fines levied by state insurance departments and attorneys general. This legislation and possible future regulation and oversight could expose our Company to additional liability and penalties.

We are unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting our businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect any such new laws and regulations will have on our financial position, results of operations or cash flows.

Other

Captive Insurance Company

We insure substantially all professional liability risks through a wholly owned subsidiary. Independent actuaries determine the annual premiums paid to this subsidiary. Our subsidiary reinsures levels of coverage for losses in excess of our retained limits with unrelated insurance carriers. In 2002, we increased the retention limits with respect to our wholly owned captive insurance subsidiary as a result of substantially higher insurance rates.

Centralized Management Services

We provide centralized management services to each health plan from our headquarters and service centers. These services include management information systems, product administration, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting and claims processing.

Employees

As of December 31, 2001, we had approximately 14,500 employees, including approximately 40 employees covered by collective bargaining agreements. We have not experienced any work stoppages and believe we have good relations with our employees.

ITEM 2.    PROPERTIES

We own our principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition, we own buildings in Louisville, Kentucky, San Antonio, Texas, Green Bay, Wisconsin and Jacksonville, Florida, and lease facilities in Madison, Wisconsin, all of which are used for customer service and claims processing. Our Louisville and Green Bay facilities also perform enrollment processing and other corporate functions.

We also own or lease medical centers ranging in size from approximately 1,500 to 80,000 square feet. We no longer operate most of these medical centers but, rather, lease them to their provider operators. Our administrative market offices are generally leased, with square footage ranging from approximately 700 to 89,000. The following table lists the location of properties we owned or leased at December 31, 2001:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	6	71	1	26	104
Puerto Rico	–	–	–	9	9
Illinois	5	6	–	14	25
Texas	4	2	3	7	16
Kentucky	6	2	4	7	19
Wisconsin	–	–	1	9	10
Ohio	–	–	–	11	11
Missouri/Kansas	3	3	–	2	8
Others	1	1	1	69	72

Total	25	85	10	154	274

I TEM 3.    LEGAL PROCEEDINGS

Securities Litigation

Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The complaints contained the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company’s financial condition, primarily with respect to the impact of negotiations over renewal of the Company’s contract with HCA-The Healthcare Company, formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) and SEC Rule 10b-5 and Section 20(a) of the 1934 Act. They seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999, and ending (in all complaints) on April 8, 1999. Plaintiffs moved for consolidation of the actions, now styled In Re Humana Inc. Securities Litigation, and filed a consolidated Complaint. On April 28, 2000, the defendants filed a motion requesting dismissal of the Consolidated Complaint. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action. On November 30, 2000, the plaintiffs filed a notice of appeal to the Court of Appeals for the Sixth Circuit. Oral argument is scheduled for June 11, 2002. The Company believes the above allegations are without merit and intends to continue to pursue defense of the action.

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. Defendants have moved for summary judgment on the third-party complaint, and the third-party defendants have moved to dismiss or stay the third-party complaint. On March 6, 2002, the Court, while not dismissing the matter, ordered mediation of the insurance coverage issue in accordance with the requirements of one of the insurance contracts.

Managed Care Industry Class Action Litigation

We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, or the Court, and are now styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and seven other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers’ health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices. The plaintiffs seek certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000. A hearing on the class certification issue was conducted on July 24, 2001. No ruling has been issued on that issue.

On February 20, 2002, the Court issued its ruling on the defendants’ motions to dismiss the Second Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all members for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called “gag clauses” that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court’s refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. On March 4, 2002, the defendants filed a Motion for Partial Reconsideration of the February 20, 2002 Dismissal order.

In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers’ claims and (ii) “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The Florida Medical Association has also announced its intent to join the action. The defendants filed a motion to dismiss the amended complaint on April 30, 2001. On October 27, 2000, the plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. No ruling has been issued.

Some defendants filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants in certain respects. On March 14, 2002, the Court of Appeals upheld the district court’s rulings on the arbitration issues.

We intend to continue to defend these actions vigorously.

Chipps v. Humana Health Insurance Company of Florida, Inc.

On January 4, 2000, a jury in Palm Beach County, Florida, rendered an approximately $80 million verdict against us in a case arising from removal of an insured from a special case management program. The award included approximately $78.5 million of punitive damages, $1 million of damages for emotional distress and $29,000 of damages for contractual benefits. On September 19, 2001, the Court of Appeals overturned the verdict, citing numerous errors by the trial court, and remanded for a new trial. The plaintiff filed a Motion for Rehearing EnBanc with the Court of Appeals on October 3, 2001. The Court of Appeals modified its ruling somewhat, but affirmed its reversal of the verdict. The case subsequently was settled in the first quarter of 2002 for approximately $2.2 million. This settlement was fully reserved at December 31, 2001.

Government Audits and Other Litigation and Proceedings

In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against us, he has indicated that he may do so in the future. On September 21, 2001, the Texas Attorney General initiated a similar investigation. These investigations are ongoing, and we have cooperated with the regulators in both states.

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

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. In 2002, we increased the retention limits with respect to our wholly owned captive insurance subsidiary as a result of substantially higher insurance rates.

We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Tape for each quarter in the years ended December 31, 2001 and 2000:

	High	Low
Year Ended December 31, 2001
First quarter	$14.94	$9.84
Second quarter	$10.71	$8.58
Third quarter	$12.19	$9.30
Fourth quarter	$12.89	$10.22

Year Ended December 31, 2000
First quarter	$9.25	$6.13
Second quarter	$8.69	$4.75
Third quarter	$10.75	$5.25
Fourth quarter	$15.38	$10.50

As of March 20, 2002, there were approximately 7,200 holders of record of our common stock.

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and will retain our earnings for future operations and growth of our businesses.

ITEM 6.    SELECTED FINANCIAL DATA

	2001	2000	1999 (a)	1998 (b)	1997 (c)
	(in thousands, except per share results, membership and ratios)
Summary of Operations
Revenues:
Premiums	$9,938,961	$10,394,631	$9,958,582	$9,597,749	$7,880,314
Administrative services fees	137,090	86,298	97,940	84,546	68,868
Investment and other income	118,835	115,021	155,013	183,885	155,715

Total revenues	10,194,886	10,595,950	10,211,535	9,866,180	8,104,897

Operating expenses:
Medical	8,279,844	8,781,998	8,533,090	8,040,951	6,521,866
Selling, general and administrative	1,545,129	1,524,799	1,466,181	1,413,329	1,185,610
Depreciation and amortization	161,531	146,548	123,858	127,662	107,675
Asset impairments and other charges	—	—	459,852	34,183	—

Total operating expenses	9,986,504	10,453,345	10,582,981	9,616,125	7,815,151

Income (loss) from operations	208,382	142,605	(371,446)	250,055	289,746
Interest expense	25,302	28,615	33,393	46,972	19,617

Income (loss) before income taxes	183,080	113,990	(404,839)	203,083	270,129
Provision (benefit) for income taxes	65,909	23,938	(22,419)	74,126	96,657

Net income (loss)	$117,171	$90,052	$(382,420)	$128,957	$173,472

Basic earnings (loss) per common share	$0.71	$0.54	$(2.28)	$0.77	$1.06

Diluted earnings (loss) per common share	$0.70	$0.54	$(2.28)	$0.77	$1.05

Financial Position
Cash and investments	$2,321,336	$2,306,148	$2,778,546	$2,843,423	$2,828,264
Total assets	4,403,638	4,306,978	4,899,845	5,495,605	5,600,444
Medical and other expenses payable	1,086,386	1,181,027	1,756,227	1,908,175	2,074,934
Debt	578,489	599,952	686,213	822,977	889,195
Stockholders’ equity	1,507,949	1,360,421	1,268,009	1,688,363	1,501,315

Operating Data
Medical expense ratio	83.3%	84.5%	85.7%	83.8%	82.8%
SG&A expense ratio	15.3%	14.5%	14.6%	14.6%	14.9%

Medical Membership by Segment
Commercial:
Fully insured	2,301,300	2,545,800	3,083,600	3,261,500	3,258,600
Administrative services only	592,500	612,800	648,000	646,200	651,200
Medicare supplement	—	—	44,500	56,600	68,800

Total Commercial	2,893,800	3,158,600	3,776,100	3,964,300	3,978,600

Government:
Medicare+Choice	393,900	494,200	488,500	502,000	480,800
Medicaid	490,800	575,600	616,600	643,800	635,200
TRICARE	1,714,600	1,070,300	1,058,000	1,085,700	1,112,200
TRICARE ASO	942,700	—	—	—	—

Total Government	3,542,000	2,140,100	2,163,100	2,231,500	2,228,200

Total Medical Membership	6,435,800	5,298,700	5,939,200	6,195,800	6,206,800

Commercial Specialty Membership
Dental	1,690,700	1,665,900	1,628,200	1,375,500	936,400
Other	571,300	678,900	1,333,100	1,257,800	1,504,200

Total specialty membership	2,262,000	2,344,800	2,961,300	2,633,300	2,440,600

(a)
Includes charges of $584.8 million pretax ($499.3 million after tax, or $2.97 per diluted share) primarily related to goodwill impairment, losses on non-core asset sales, professional liability reserve strengthening, premium deficiency and medical reserve strengthening.

(b)
Includes charges of $132.4 million pretax ($84.1 million after tax, or $0.50 per diluted share) primarily related to the costs of certain market exits and product discontinuances, asset impairments, premium deficiency and a one-time non-officer employee incentive.

(c)
Includes the operations of the following entities since the dates we acquired them: Health Direct, Inc., February 28, 1997; Physician Corporation of America, September 8, 1997; and ChoiceCare Corporation, October 17, 1997.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in the “Cautionary Statements” section of this document. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

Introduction

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2001 revenues of $10.2 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, and government-sponsored programs. As of December 31, 2001, we had approximately 6.4 million members in our medical insurance programs, as well as approximately 2.3 million members in our specialty products programs. We have approximately 400,000 contracts with physicians, hospitals, dentists and other providers to provide health care to our members. In 2001, over 70% of our premiums and administrative services fees were derived from members located in Florida, Illinois, Texas, Kentucky, and Ohio.

During the first quarter of 2001, we realigned our management to better reflect our focus on the consumer. As part of this management realignment, we redefined our business into two segments, Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored plans, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

We recently concluded a two-year process of divesting those products and markets that either lacked the prospect for long-term profitability or no longer fit our strategic focus. During 2000 and 2001, we completed transactions to divest our workers’ compensation business and our Medicaid businesses in north Florida, Milwaukee, Wisconsin, and Austin, Houston and San Antonio, Texas. We also exited numerous counties in our Medicare+Choice business, reinsured with third parties substantially all of our Medicare supplement business, and discontinued aspects of our product line focusing on small group commercial business in 17 states.

Our core strategy currently focuses on growth. The cornerstone of our commercial growth strategy is the offering of innovative products which are supported by technology and service excellence. During the past two years, we developed an expansive range of consumer-directed products and developed industry-leading electronic self-service capabilities. Within the Commercial segment during 2001, we experienced membership

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

declines primarily as a result of exercising a rigorous pricing discipline in small group accounts located in geographic markets that are not considered key to our long-term growth strategy. Although we will continue to employ pricing discipline, we anticipate growth in our commercial membership during 2002 as a result of this consumer-directed approach and our commitment to provide excellent customer service.

Within our Government segment, we acquired 1.2 million eligible TRICARE members on May 31, 2001. TRICARE is the U.S. Department of Defense’s health benefits program for military dependents and retirees. Humana has been the TRICARE contractor for Regions 3 and 4 since 1996. The 1.2 million additional TRICARE members, from Regions 2 and 5, brought total Humana TRICARE membership to 2.7 million members, making us the leading national contractor for this program. Additionally, during 2001, a new government program, called TRICARE for Life, became effective allowing beneficiaries to continue in the TRICARE program even after becoming eligible for Medicare. Under the TRICARE for Life program, we provide administrative services only, for a fee, while the Department of Defense retains the risk of financing the costs of benefits. As of December 31, 2001, TRICARE ASO membership was 0.9 million of the total 2.7 million TRICARE members, including 0.6 million members in Regions 2 and 5 acquired in 2001.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and those critical accounting policies related primarily to revenue and medical cost recognition. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ from those estimates. We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group’s written notice. Our TRICARE contracts with the federal government and various state Medicaid programs are generally multi-year contracts. Our Medicare+Choice contracts with the federal government renew annually. We bill and collect premium remittances from employer groups and some individual Medicare+Choice members monthly. We receive monthly premiums from the federal government and various states according to government specified reimbursement rates and various contractual terms.

Premium revenues are recognized as income in the period members are entitled to receive services, and are net of estimated uncollectible amounts and retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not reported by an employer group or the government. We routinely monitor these trends, as well as prevailing and anticipated economic conditions, and any required adjustments are reflected in current operations. Premiums and operating expenses may also include adjustments attributable to our TRICARE contracts, which generally reflect variation in healthcare experience and change orders for services not originally specified in the contracts. Our TRICARE contracts are subject to adjustments resulting from negotiations with the federal government. Revenues and corresponding expenses for these adjustments generally are recognized when a settlement becomes known and the collectibility reasonably assured.

Administrative services fees are earned as services are performed. Administrative services generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer services inquiries from members of self-funded employers. Under ASO contracts, self-funded employers and, for TRICARE ASO, the Department of Defense, retain the risk of financing the cost of health benefits.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Premiums receivable are shown net of an allowance for estimated uncollectible accounts and retroactive membership adjustments based on historical trends. Premiums received prior to the period members are entitled to receive services are recorded as unearned premium revenues.

Medical Cost Recognition

Medical costs include claim payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care physicians and other providers who are responsible for providing medical care to members. We estimate the costs of our future medical claims and other expense payments using actuarial methods and assumptions based upon claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors, and record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves.

We reassess the profitability of our contracts for providing health insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of a market’s expected future medical costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract. Anticipated investment income is not considered for purposes of computing the premium deficiency. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. At December 31, 2001, there were no premium deficiency liabilities. Because the majority of our member contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

Medical cost inflation, among other items, may significantly impact our estimate of medical costs. Medical cost inflationary trends today are substantially higher than other segments of the economy and are increasing at an accelerating rate. In the early 1990’s employer-driven migration to HMO enrollment was popular and resulted in several years of very low medical cost trends. Today, there are very few economic forces existing to mitigate increases in the utilization of hospital and physician services, prescription drugs and new medical technologies, and the inflationary trend on the cost per unit for each of these expense components. Other factors which could contribute to fluctuations in cost trends are government mandated benefits or other regulatory changes, catastrophes and epidemics.

We believe our medical and other expenses payable are adequate to cover future claims payments required. However, a relatively small variance between our estimates of medical cost trends and actual trends could have a material impact, either favorable or unfavorable, on the adequacy of our medical claims reserves and our overall financial position. For example, a 10 basis point change in the estimate of our medical and other expenses payable at December 31, 2001, which represents 38% of total liabilities, would require an adjustment of $10.9 million in a future period in which the revision in the estimate becomes known. A 100 basis point change in estimated medical expense trends would have changed annual pretax results of our Commercial segment by $43.6 million and our Government segment by $39.2 million in 2001.

Recent Transactions

Acquisitions

On May 31, 2001, we acquired the outstanding shares of common stock of a newly-formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits in Regions 2 and 5 for $43.5 million in cash, net of direct transaction costs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

During 2000, we acquired a Houston-based health plan, two operating shell entities for future business initiatives, and a hospital in-patient management services firm for $76.3 million in cash, net of direct transaction costs.

On June 1, 1999, we reached an agreement with FPA Medical Management, Inc., or FPA, FPA’s lenders and a federal bankruptcy court under which we acquired the operations of 50 medical centers from FPA for approximately $14.8 million in cash, net of direct transaction costs. We subsequently transferred operating responsibility for all acquired FPA medical centers under long-term provider agreements.

We accounted for each of these acquisitions under the purchase method of accounting and accordingly, our consolidated results of operations include the results of the acquired businesses from the date of acquisition. For each acquisition, we allocated the purchase price to net tangible and identifiable intangible assets based upon their fair values. Any remaining value not assigned to net tangible or identifiable intangible assets was then allocated to goodwill. Identifiable intangible assets primarily relate to government, subscriber and provider contracts and the cost of the acquired licenses. Goodwill and identifiable intangible assets recorded in connection with the acquisitions were $44.8 million in 2001, $52.1 million in 2000, and $16.5 million in 1999. The identifiable intangible assets are being amortized over periods ranging from 2 to 20 years, with a weighted average life of 5.7 years, while goodwill is being amortized over periods ranging from 6 to 20 years, with a weighted average life of 17.0 years. Unaudited pro forma results of operations information have not been presented because the effects, individually or in the aggregate, of these acquisitions were not significant to our results of operations or financial position.

Effective January 1, 2000, we adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years. As further discussed in the “Recently Issued Accounting Pronouncements” section of this document, we ceased amortizing goodwill subject to an annual impairment test upon adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Divestitures

During 2000, we completed transactions to divest our workers’ compensation, north Florida Medicaid and Medicare supplement businesses. We estimated and recorded a $117.2 million loss in 1999 related to these divestitures. There was no change in the estimated loss during 2000. Divested assets, consisting primarily of investment securities and reinsurance recoverables, totaled $651.9 million. Divested liabilities, consisting primarily of workers’ compensation and other reserves, totaled $437.6 million. Cash proceeds were $97.1 million, net of direct transaction costs for 2000. Revenue and pretax results associated with these businesses for the years ended December 31, 2000, and 1999 were as follows:

	For the year ended December 31,
	2000	1999
	(in thousands)
Revenues	$102,939	$218,090
Pretax results	$(8,359)	$(12,889)

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 141, Business Combinations, or Statement 141, and Statement No. 142, Goodwill and Other Intangible Assets, or Statement 142.

Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as the cumulative effect of a change in accounting principle at the beginning of the year. Subsequent impairments, if any, would be classified as an operating expense. Statement 142 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

At December 31, 2001, goodwill and identifiable intangible assets represented 19% of total assets and 55% of total stockholders’ equity. In 2001, amortization expense was $55.1 million for goodwill and $13.5 million for identifiable intangible assets. Effective January 1, 2002, we ceased amortizing goodwill upon adopting Statement 142. Statement 142 requires completion of the first step of the transitional impairment test by June 30, 2002. Completion of the second step, if necessary, is required as soon as possible upon completing the first step but no later than December 31, 2002. We are currently in the process of completing the transitional impairment test. This test requires fair value measurements. We expect to use a discounted cash flow analysis and other valuation methodologies which utilize many assumptions and estimates in determining an impairment loss including assumptions and estimates related to future earnings. Until we complete our analysis, no assurances can be given that we will or will not have an impairment.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144. Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. Generally, the provisions of Statement 144 are to be applied prospectively beginning on January 1, 2002.

Other

No related party transactions had a material effect on our financial position, results of operations, or cash flows. Certain immaterial related party transactions are discussed in our Proxy Statement for the Annual Meeting to be held May 16, 2002—see “Certain Transactions with Management and Others.”

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Comparison of Results of Operations for 2001 and 2000

The following table presents certain financial data for our two segments for the years ended December 31, 2001 and 2000:

	For the year ended December 31,
	2001	2000
	(in thousands, except ratios)
Premium revenues:
Fully insured	$4,941,888	$5,263,602
Specialty	304,714	291,315

Total Commercial	5,246,602	5,554,917

Medicare+Choice	2,909,478	3,286,351
TRICARE	1,341,557	892,375
Medicaid	441,324	660,988

Total Government	4,692,359	4,839,714

Total	$9,938,961	$10,394,631

Administrative services fees:
Commercial	$84,204	$86,298
Government	52,886	—

Total	$137,090	$86,298

Medical expense ratios:
Commercial	83.1%	83.6%
Government	83.6%	85.5%

Total	83.3%	84.5%

SG&A expense ratios:
Commercial	17.6%	17.2%
Government	12.8%	11.5%

Total	15.3%	14.5%

Income (loss) before income taxes:
Commercial	$(2,013)	$(7,954)
Government	185,093	121,944

Total	$183,080	$113,990

The following table presents our medical membership at December 31, 2001 and 2000:

	December 31,		Change
	2001	2000	Members	Percentage
Commercial segment medical members:
Fully insured	2,301,300	2,545,800	(244,500)	(9.6)%
ASO	592,500	612,800	(20,300)	(3.3)%

Total Commercial	2,893,800	3,158,600	(264,800)	(8.4)%

Government segment medical members:
Medicare+Choice	393,900	494,200	(100,300)	(20.3)%
Medicaid	490,800	575,600	(84,800)	(14.7)%
TRICARE	1,714,600	1,070,300	644,300	60.2%
TRICARE ASO	942,700	—	942,700	100.0%

Total Government	3,542,000	2,140,100	1,401,900	65.5%

Total medical membership	6,435,800	5,298,700	1,137,100	21.5%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Overview

Net income was $117.2 million, or $0.70 per diluted share in 2001, compared to net income of $90.1 million, or $0.54 per diluted share in 2000. This increase in earnings occurred despite an increase in our effective income tax rate from 21% in 2000 to 36% in 2001. The earnings increase resulted primarily from significant Medicare+Choice benefit reductions, improvements in determining appropriate premiums for our fully insured commercial medical membership (a process we refer to as pricing discipline) and divestitures of those products and markets that either lacked the prospect for long-term profitability or no longer fit our strategic focus.

Premium Revenues and Medical Membership

Premium revenues decreased 4.4% to $9.9 billion for 2001, compared to $10.4 billion for 2000. This decrease was due to medical membership reductions from exiting numerous markets and products, partially offset by higher premium revenues from our TRICARE acquisition on May 31, 2001, and premium yields in our commercial and Medicare+Choice products. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in the geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

Commercial segment premium revenues decreased 5.6% to $5.2 billion for 2001, compared to $5.6 billion for 2000. This decrease was due to membership reductions partially offset by premium yields on our fully insured commercial business. Our fully insured commercial medical membership decreased 9.6% or 244,500 members, to 2,301,300 at December 31, 2001 compared to 2,545,800 at December 31, 2000, as we continued to focus on opportunities that satisfy our pricing criteria, and exit non-core businesses.

Government segment premium revenues decreased 3.0% to $4.7 billion for 2001, compared to $4.8 billion for 2000. This decrease was primarily attributable to reductions in our Medicare+Choice and Medicaid membership partially offset by higher Medicare+Choice premium yield in 2001, and higher premium revenues from our TRICARE acquisition on May 31, 2001. Medicare+Choice membership was 393,900 at December 31, 2001 compared to 494,200 at December 31, 2000, a decline of 100,300 members, or 20.3%. This decline in membership primarily was attributable to the exits from 45 Medicare counties on January 1, 2001. Medicaid membership was 490,800 at December 31, 2001 compared to 575,600 at December 31, 2000, a decline of 84,800 members. This decline resulted primarily from the divestiture of our north Florida, Milwaukee, Wisconsin, and Austin, San Antonio and Houston, Texas Medicaid businesses. For 2001, TRICARE premiums were $1.3 billion compared to $892.4 million for 2000, an increase of $449.2 million. Fully insured TRICARE membership increased by 644,300 members, or 60.2%, to 1,714,600 at December 31, 2001 compared to 1,070,300 at December 31, 2000 due to the TRICARE Regions 2 and 5 acquisition on May 31, 2001. This acquisition increased TRICARE fully insured medical members by approximately 648,000 members.

For the Commercial segment, we are expecting net growth in medical membership for 2002. However, we are anticipating that the most significant gains in Commercial membership will occur in the first quarter of 2002, since that is when most of our large group customers renew their contracts with us, and most prospective large group customers select new health benefit carriers. For our Government segment, we are expecting our Medicare+Choice membership to decline to approximately 365,000 members at the end of the first quarter of 2002, due to our exit of 5 counties on January 1, 2002, where we served approximately 14,000 members as well as the attrition of some members selecting other plans in various markets as a result of new January 1, 2002 benefit designs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Administrative Services Fees

Administrative services fees for 2001 were $137.1 million, an increase of $50.8 million from $86.3 million for 2000. This increase primarily was due to the TRICARE Regions 2 and 5 acquisition, and servicing medical and pharmacy benefits in an administrative capacity under the new TRICARE program for seniors, called TRICARE for Life.

Investment and Other Income

Investment and other income totaled $118.8 million in 2001, an increase of $3.8 million from $115.0 million in 2000. The increased investment and other income resulted from higher average invested balances partially offset by lower interest rates.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio, for 2001 was 83.3%, decreasing 120 basis points from 84.5% for 2000. The improvement in the medical expense ratio primarily was due to significant benefit reductions in our Medicare+Choice product effective January 1, 2001, continued discipline in commercial pricing, and the exit of numerous higher cost markets and products during 2000.

The Commercial segment medical expense ratio for 2001 was 83.1%, decreasing 50 basis points from 83.6% for 2000. Our improving Commercial medical expense ratio results primarily from exercising pricing discipline in our fully insured accounts.

The Government segment medical expense ratio for 2001 was 83.6%, decreasing 190 basis points from 85.5% for 2000. This improvement primarily resulted from exiting 45 non-core counties in our Medicare+Choice business with higher medical expense ratios on January 1, 2001, coupled with significant benefit design changes which also became effective on that date.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for 2001 was 15.3%, increasing 80 basis points from 14.5% for 2000. Similar increases occurred in the SG&A expense ratios of our Commercial and Government segments as indicated in the preceding table. These increases resulted from an increase in the mix of ASO membership, primarily from the TRICARE acquisition, and planned spending on infrastructure and technology initiatives. For 2002, we are expecting the SG&A ratio to be in the 15% to 16% range as the percentage of revenues we derive from administrative services fees increases throughout the year.

Depreciation and amortization was $161.5 million in 2001, an increase of $15.0 million, or 10.2%, from $146.5 million in 2000. This increase was the result of increased capital expenditures primarily related to our technology initiatives and the TRICARE acquisition on May 31, 2001.

Interest Expense

Interest expense was $25.3 million in 2001, a decrease of $3.3 million from $28.6 million in 2000. This decline was attributable to the impact from lower interest rates that were offset by higher daily average outstanding borrowings. A greater proportion of total debt outstanding during 2001 resulted from borrowings

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

under our credit agreement, and later in the year under the 5-year senior notes issued in August 2001. These borrowings have longer maturities than borrowings under our commercial paper program, resulting in higher daily average outstanding borrowings in 2001 compared to 2000. As a result of this changing debt mix, daily cash in excess of our funding requirements was invested, causing higher average invested balances described above.

Income Taxes

Our effective tax rate in 2001 was approximately 36% compared to a 21% effective tax rate in 2000. The lower effective tax rate in 2000 was the result of recognizing the benefit of capital loss carryforwards resulting from the sale of our workers’ compensation business.

Comparison of Results of Operations for 2000 and 1999

In order to enhance comparability as well as to provide a baseline against which historical and prospective periods can be measured, the following discussion comparing results for the year ended December 31, 2000 and 1999, excludes the 1999 charges described below, but does include in our 1999 financial results, the beneficial effect from losses charged to premium deficiency liabilities. There were no adjustments to the results for 2000.

1999 Asset Impairments and Operational Charges

The following table presents the components of the asset impairments and operational charges and their respective classifications in the 1999 Consolidated Statement of Operations:

	Medical	Selling, General and Administrative	Asset Impairments and Other	Total
	(in thousands)
Premium deficiency	$50,000	$—	$—	$50,000
Reserve strengthening	35,000	—	—	35,000
Provider costs	5,000	—	—	5,000
Long-lived asset impairment	—	—	342,607	342,607
Losses on non-core asset sales	—	—	117,245	117,245
Professional liability reserve strengthening and other costs	—	34,926	—	34,926

Total asset impairments and operational charges	$90,000	$34,926	$459,852	$584,778

Premium Deficiency, Reserve Strengthening and Provider Costs

As a result of an assessment of the profitability of our contracts for providing health insurance coverage to our members in certain markets, we recorded a provision for probable future losses, or premium deficiency, of $50.0 million during the first quarter of 1999. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 HCA—The Healthcare Company, formerly Columbia/HCA Healthcare Corporation, or HCA, hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability in 1999 was $50.0 million.

Prior period adverse claims development primarily in our PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in the $35.0 million reserve strengthening. In addition, we paid HCA $5.0 million to settle certain contractual issues associated with the March 31, 1999 hospital agreement in Florida.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Long-Lived Asset Impairment

Historical and current period operating losses in certain of our markets prompted a review during the fourth quarter of 1999 for the possible impairment of long-lived assets. This review indicated that estimated future undiscounted cash flows were insufficient to recover the carrying value of long-lived assets, primarily goodwill, associated with our Austin, Dallas and Milwaukee markets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $342.6 million. Estimated fair value was based on discounted cash flows.

The long-lived assets associated with the Austin and Dallas markets primarily resulted from our 1997 acquisition of Physician Corporation of America, or PCA. Operating losses in Austin and Dallas were related to the deterioration of risk-sharing arrangements with providers and the failure to effectively convert the PCA operating model and computer platform to ours. The long-lived assets associated with the Milwaukee market primarily resulted from our 1994 acquisition of CareNetwork, Inc. Operating losses in the Milwaukee market were the result of competitor pricing strategies resulting in lower premium levels to large employer groups as well as market dynamics dominated by limited provider groups causing higher than expected medical costs.

In conjunction with our 1999 goodwill impairment, we also reviewed the estimated life assigned to goodwill. Effective January 1, 2000, we adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years.

Losses on Non-Core Asset Sales

Between December 30, 1999 and February 4, 2000, we entered into definitive agreements to sell our workers’ compensation, Medicare supplement and north Florida Medicaid businesses. Since the carrying value of the net assets of these businesses exceeded the estimated fair value, we recorded a $117.2 million loss in 1999. The estimated fair value was established based upon definitive sale agreements, net of direct transaction costs. During the first half of 2000, we completed the divestiture of these businesses. There was no change in the estimated loss during 2000.

Professional Liability Reserve Strengthening and Other Costs

We insure substantially all professional liability risks through a wholly owned captive insurance subsidiary, or the Subsidiary. The Subsidiary recorded an additional $24.9 million expense during the fourth quarter of 1999 primarily related to expected claim and legal costs.

Additionally, other expenses of $10.0 million were recorded during the fourth quarter of 1999 related to a claim payment dispute with a contracted provider and government audits.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

The following table reconciles the 1999 results reported in the consolidated statement of operations, or reported results, to the results contained in the following discussion, or adjusted results:

	1999 Reported Results	1999 Excluded Charges (a)	1999 Adjusted Results
	(in thousands, except per share results)
Consolidated Statement of Operations caption items that are adjusted:
Operating expenses:
Medical	$8,533,090	$(90,000)	$8,443,090
Selling, general and administrative	1,466,181	(34,926)	1,431,255
Depreciation and amortization	123,858	—	123,858
Asset impairments and other charges	459,852	(459,852)	—

Total operating expenses	10,582,981	(584,778)	9,998,203
(Loss) income from operations	(371,446)	584,778	213,332
(Loss) income before income taxes	(404,839)	584,778	179,939
Net (loss) income	$(382,420)	$499,338	$116,918
Basic (loss) earnings per common share	$(2.28)	$2.97	$0.69
Diluted (loss) earnings per common share	$(2.28)	$2.97	$0.69

	1999 Reported Ratios	Ratio Effect of Excluded Charges (a)	1999 Adjusted Ratios
Medical expense ratios:
Commercial	84.9%	(1.0)%	83.9%
Government	86.7%	(0.7)%	86.0%

Total	85.7%	(0.9)%	84.8%

SG&A expense ratios:
Commercial	17.4%	(0.3)%	17.1%
Government	10.9%	(0.3)%	10.6%

Total	14.6%	(0.4)%	14.2%

(a)	Reflects the previously discussed medical expenses of $90.0 million, SG&A expenses of $34.9 million and asset impairments and other charges of $459.9 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

The following table presents certain financial data for our two segments for the years ended December 31, 2000 and 1999:

	For the year ended December 31,
	2000	1999 (a)
	(in thousands, except ratios)
Premium revenues:
Fully insured	$5,263,602	$5,290,651
Specialty	291,315	277,200

Total Commercial	5,554,917	5,567,851

Medicare+Choice	3,286,351	2,920,829
TRICARE	892,375	866,882
Medicaid	660,988	603,020

Total Government	4,839,714	4,390,731

Total	$10,394,631	$9,958,582

Administrative services fees:
Commercial	$86,298	$97,940
Government	—	—

Total	$86,298	$97,940

Medical expense ratios:
Commercial	83.6%	83.9%
Government	85.5%	86.0%

Total	84.5%	84.8%

SG&A expense ratios:
Commercial	17.2%	17.1%
Government	11.5%	10.6%

Total	14.5%	14.2%

Income (loss) before income taxes:
Commercial	$(7,954)	$35,850
Government	121,944	144,089

Total	$113,990	$179,939

(a)	Excludes the previously discussed medical expenses of $90.0 million, SG&A expenses of $34.9 million, and asset impairments and other charges of $459.9 million.

The following table presents our medical membership at December 31, 2000 and 1999:

	December 31,		Change
	2000	1999	Members	Percentage
Commercial segment medical members:
Fully insured	2,545,800	3,083,600	(537,800)	(17.4)%
ASO	612,800	648,000	(35,200)	(5.4)%
Medicare supplement	—	44,500	(44,500)	100.0%

Total Commercial	3,158,600	3,776,100	(617,500)	(16.4)%

Government segment medical members:
Medicare+Choice	494,200	488,500	5,700	1.2%
Medicaid	575,600	616,600	(41,000)	(6.6)%
TRICARE	1,070,300	1,058,000	12,300	1.2%

Total Government	2,140,100	2,163,100	(23,000)	(1.1)%

Total medical membership	5,298,700	5,939,200	(640,500)	(10.8)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Overview

Net income was $90.1 million, or $0.54 per diluted share in 2000, compared to adjusted net income of $116.9 million, or $0.69 per diluted share in 1999. This decrease in earnings occurred despite a decrease in our effective income tax rate from 35% in 1999 to 21% in 2000. The earnings decline resulted primarily from favorable adjustments recorded during 1999, including premium deficiency and workers’ compensation reserve adjustments and a gain from the sale of a tangible asset.

Premium Revenues and Medical Membership

Premium revenues increased 4.4% to $10.4 billion for 2000 compared to $10.0 billion for 1999. Higher premium revenues resulted primarily from strong premium yields partially offset by a decline in commercial membership. Due to the impact the premium increases had on fully insured commercial medical member retention, total medical membership declined 640,500, or 10.8%, to 5,298,700.

Commercial segment premium revenues were $5.6 billion in both 2000 and 1999, as membership reductions in 2000 offset significantly higher premium yields. Fully insured commercial medical premium yield of 12.5% in 2000 increased from 7.4% in 1999, reflecting improved pricing. The improved pricing during 2000 resulted primarily from higher renewal rates as well as accelerated rate increases in Colorado and Texas where higher than expected medical cost trends had been experienced. Fully insured commercial medical membership fell 17.4% to 2,545,800 during 2000. The decrease in the number of members was caused primarily by our pricing actions, the termination of a large unprofitable account in Texas, and the exit of the small group product in 17 states.

Government segment premium revenues increased 10.2% to $4.8 billion in 2000 compared to $4.4 billion in 1999. Medicare+Choice premiums increased 12.5% to $3.3 billion in 2000 due to higher premium yields and increased membership. Medicare+Choice premium yield increased to 6.1% during 2000 from the implementation of additional member premiums for many Medicare+Choice members and a higher proportion of members in markets with higher Centers for Medicare and Medicaid Services, or CMS, reimbursement rates. Medicare+Choice membership increased 5,700 members, or 1.2%, despite the exit from 29 non-core counties in our Medicare+Choice business on January 1, 2000. Total Government segment membership declined as a result of a transaction in 2000 to divest the north Florida Medicaid business.

Administrative Services Fees

Administrative services fees in 2000 were $86.3 million, a decrease of $11.6 million from $97.9 million in 1999. This decrease was primarily due to the sale of our workers’ compensation business in 1999.

Investment and Other Income

Investment and other income totaled $115.0 million in 2000, compared to $155.0 million in 1999, a decline of $40 million. This decrease resulted from a lower average invested balance caused primarily by the sale of the workers’ compensation business, lower realized investment gains and a non-recurring $11.5 million gain in 1999 from the sale of a tangible asset.

Medical Expense

Medical expense as a percentage of premium revenues, or medical expense ratio, for 2000 was 84.5%, improving 30 basis points compared to an adjusted medical expense ratio of 84.8% for 1999. The 1999 ratio includes the beneficial effect of losses charged to premium deficiency liabilities and favorable workers’

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

compensation liability adjustments recorded in 1999 but not recorded in 2000. Improving fully insured commercial medical claims experience from lower pharmacy cost trends and the reduction of higher cost, non-core membership was partially offset by higher Medicare+Choice utilization in the 45 Medicare counties we exited on January 1, 2001. Fully insured commercial medical pharmacy cost trends improved in 1999 primarily as a result of the conversion of members to a three-tier pharmacy benefit plan.

The Commercial segment medical expense ratio was 83.6% in 2000 compared to an adjusted medical expense ratio of 83.9% in 1999. This 30 basis point improvement resulted from declining pharmacy cost trends, corrective pricing related to higher cost, open access products and the reduction of higher cost, non-core membership. We reduced higher cost, non-core membership when we terminated a large unprofitable account in Texas, exited our small group product in 17 unprofitable states and reinsured substantially all of our Medicare supplement business. Fully insured commercial medical pharmacy cost trends improved in 1999, from the conversion of members to a three-tier pharmacy benefit plan. Partially offsetting the improvement in the medical expense ratio were the beneficial effect from losses charged to premium deficiency liabilities and favorable workers’ compensation liability adjustments recorded in 1999 but not in 2000.

The Government segment medical expense ratio decreased 50 basis points to 85.5% from 86.0% in 1999. This decrease resulted primarily from divesting higher cost, non-core Medicaid membership in north Florida, and improving TRICARE results partially offset by higher than expected utilization in the 45 Medicare counties we exited on January 1, 2001.

SG&A Expense

Total selling, general and administrative, or SG&A, expense as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, increased 30 basis points to 14.5% in 2000 from an adjusted ratio of 14.2% in 1999. Contributing to this increase were planned investments in infrastructure and technology initiatives and a lower ratio of members to employees.

Depreciation and amortization was $146.5 million in 2000, an increase of $22.6 million from $123.9 million in 1999. This increase was primarily the result of the change to a 20-year life for goodwill previously amortized over 40 years.

Interest Expense

Interest expense totaled $28.6 million in 2000, compared to $33.4 million in 1999. This $4.8 million decline was primarily the result of lower average outstanding borrowings during 2000 compared to 1999 as we used a portion of the proceeds from the sale of the workers’ compensation business to reduce debt.

Income Taxes

Our effective tax rate in 2000 was approximately 21% compared to an adjusted 35% effective tax rate in 1999. The lower effective tax rate in 2000 was primarily the result of recognizing the benefit of capital loss carryforwards resulting from the sale of our workers’ compensation business.

Liquidity

Our operating cash flows were $149.0 million in 2001, compared to operating cash flows of $40.4 million in 2000, an increase of $108.6 million. This increase primarily was attributable to higher net income in 2001 compared to 2000 and a reduction in workers’ compensation claims payments from the sale of this business on March 31, 2000.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Our operating cash flows were impacted by a decline in medical and other expenses payable of $179.5 million in 2001 and $195.9 million in 2000. This decline was principally a result of two actions: reductions in membership levels and reductions in claim inventories on-hand. Reductions in membership levels were attributable to our strategy of exiting certain products and markets that either lacked the prospect for long-term profitability or no longer fit our strategic focus. Reductions of claim inventories on-hand are a direct result of our focused effort to attain service and operational excellence. We implemented many new technologies and substantial process improvements in our customer service centers to improve claim processing speed and administrative efficiency.

The following table presents the impact these two actions had on the medical and other expenses payable for the years ended December 31, 2001 and 2000:

	For the year ended December 31,
	2001	2000
	(in thousands)

Reductions in IBNR due to membership decline (a)	$(109,752)	$(106,863)
Reductions in claim inventories on-hand	(131,959)	(55,955)
All other, net (b)	62,172	(33,073)

The total change in medical and other expenses payable as shown on the consolidated cash flow statement	$(179,539)	$(195,891)

(a)
The largest component of medical and other expenses payable represents the liability established for those services incurred during the current period but for which the claim invoice had not yet been received as of the balance sheet date. This liability is commonly known as IBNR (incurred but not reported). This liability will increase or decrease with corresponding membership levels.

(b)	All other, net items consist primarily of changes in provider balances from risk-sharing arrangements due to the timing of settlements with providers.

The following table presents the approximate number of claims on-hand and their estimated aggregate valuation. Claims on hand represent the number of provider requests for reimbursement that have been received but not yet processed and paid.

	Number of Claims On-hand	Estimated Valuation
		(in thousands)
December 31, 2001	518,100	$125,448
December 31, 2000	1,157,900	$257,407
December 31, 1999	1,398,300	$313,362

In addition to membership and claim inventory reductions, we accelerated the claim submission cycle time during 2001 by increasing electronic connectivity with providers which increased the percentage of claims received electronically. Other items which may significantly impact medical claims and other expenses payable are primarily the timing of a bi-weekly reimbursement to our pharmacy benefits management vendor, the timing of periodic settlements with providers, medical cost inflation and our mix of membership between products.

Our provision for doubtful accounts of $4.0 million in 2001 declined from $10.9 million in 2000 and $12.6 million in 1999. Our allowance for doubtful accounts of $38.5 million at December 31, 2001 likewise declined

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

from $42.0 million at December 31, 2000. This decline resulted from a reduction in past due accounts and improved collections, primarily attributable to a new billing system and related process improvements implemented since the first quarter of 2000. The timing of TRICARE collections increased premiums receivable, net of the effects of the acquisition.

Debt

The following table presents our short-term, long-term and total debt outstanding at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Short-term debt:
Credit agreements	$—	$520,000
Conduit commercial paper financing program	263,000	—
Commercial paper program	—	79,952

Total short-term debt	263,000	599,952

Long-term debt:
Senior notes	$309,789	$—
Other long-term borrowings	5,700	—

Total long-term debt	315,489	—

Total debt	$578,489	$599,952

Senior Notes

On August 7, 2001, we issued $300 million 7¼% senior, unsecured notes due August 1, 2006 at 99.759% for proceeds of $299.3 million. The proceeds from this offering were used to repay a portion of the amounts outstanding under our credit facility that existed at that time.

In order to hedge the risk of changes in the fair value of our $300 million 7¼% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 7¼% fixed interest rate under our senior notes for a variable interest rate, which was 3.56% at December 31, 2001. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 7¼% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from any hedge ineffectiveness.

Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements are estimated based on quoted market prices of comparable agreements and reflects the amounts we would receive (or pay) to terminate the agreements at the reporting date. At December 31, 2001, the $10.5 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $10.5 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Credit Agreements

On October 11, 2001, we replaced our existing credit agreement with two new unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. Under these new agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both the 4-year and 364-day agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either the 4-year or 364-day revolving credit agreements will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements contain customary restrictive and financial covenants as well as customary events of defaults, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. The minimum net worth requirement was $1,091.2 million at December 31, 2001 and increases by 50% of consolidated net income each quarter. The minimum interest coverage ratio is generally calculated by dividing interest expense into earnings before interest and tax expense, or EBIT. The maximum leverage ratio is generally calculated by dividing debt into earnings before interest, taxes, depreciation and amortization expense, or EBITDA. EBIT and EBITDA used to calculate compliance with these financial covenants is based upon four consecutive quarters. The current minimum interest coverage ratio of 3.0, increases to 3.5 effective December 31, 2002, and to 4.0 effective December 31, 2003. The current maximum leverage ratio of 3.0 declines to 2.75 effective December 31, 2002, and to 2.5 effective December 31, 2003. We were in compliance with all covenants at December 31, 2001, including the more restrictive future minimum interest coverage and maximum leverage requirements.

Commercial Paper Programs

We maintain and issue short-term debt securities under a commercial paper program. The program is backed by our credit agreements described above. Aggregate borrowing under both the credit agreement and commercial paper program cannot exceed $530 million. Since the fourth quarter of 2000, reduced direct access to the commercial paper market has resulted in fewer borrowings under this program. As part of our 2001 refinancing, we increased our indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. The weighted average interest rate on our conduit commercial paper borrowings was 2.51% at December 31, 2001. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

Other Borrowings and Letters of Credit

Other borrowings of $5.7 million at December 31, 2001 represent low-interest financing for the renovation of a building payable in various installments beginning, generally, in 2003 through 2011. Issued and undrawn

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

letters of credit total $25.4 million at December 31, 2001. These letters of credit were issued primarily to support obligations of our wholly owned captive insurance subsidiary related to our professional liability risks. These letters of credit renew automatically on an annual basis unless the beneficiary is otherwise notified. Over the past 5 years, we have not had to fund any letters of credit.

Operating Leases

We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. Future annual minimum payments due subsequent to December 31, 2001 under all of our noncancelable operating leases in excess of one year are as follows:

(in thousands)
2002	$72,596
2003	58,572
2004	44,453
2005	35,268
2006	26,103
Thereafter	66,252

Total minimum lease payments	303,244
Less: minimum sublease rental payments	85,302

Net minimum lease payments	$217,942

Certain 5-year airplane operating leases included above provide for a residual value guarantee of no more than $13.1 million on December 29, 2004, the end of the lease term. We have the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. If the fair value of the airplanes, which was $20.3 million at lease inception, falls between a range of $5.0 million and $18.1 million at the end of the lease term, we would be obligated to pay the difference between $18.1 million and the fair value at the end of the lease term up to a maximum payment of $13.1 million. A $3.5 million gain in connection with the 1999 sale/leaseback transaction is being deferred until the residual value guarantee is resolved at the end of the lease term. The estimated fair market value at December 31, 2001 of the airplanes exceeds the residual value guarantee, therefore, we have not accrued for any loss.

Other Liquidity Factors

Our investment grade credit rating at December 31, 2001 was Baa3 according to Moody’s Investors Services, Inc., or Moody’s and BBB, according to Standard & Poor’s Corporation, or S&P. A downgrade to Ba2 or lower by Moody’s and BB or lower by S&P would give the counterparty of one of our interest rate swap agreements with a $100 million notional amount, the right, but not the obligation, to cancel the interest rate swap agreement. If cancelled, we would pay or receive an amount based on the fair market value of the swap agreement. Assuming this swap agreement had been cancelled on December 31, 2001, we would have received $3.5 million. Other than the swap agreement, adverse changes in our credit ratings will not create, increase, or accelerate any liabilities. Adverse changes in our credit rating will increase the rate of interest we pay and may impact the amount of credit available to us in the future.

We do not have any unconsolidated special purpose entities and, other than the leases described above, we do not have any material off-balance sheet arrangements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend that does not require approval.

At December 31, 2001, our regulated health insurance subsidiaries, other than our federally regulated TRICARE subsidiaries, maintained aggregate statutory capital and surplus of $1,079.9 million. Each of these subsidiaries was in compliance with applicable statutory requirements, which aggregated $521.9 million in total. Although the minimum required levels of equity are largely based on premium volume, product mix and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at December 31, 2001, each of our subsidiaries would be in compliance and we would have $494.4 million of aggregate capital and surplus above the minimum level required under RBC.

Stock Repurchase Plan

In 2000, our Board of Directors authorized the repurchase of up to five million of our common shares. In 2001, we repurchased 187,500 shares of our common stock for approximately $1.9 million. Under this authorization, as of December 31, 2001, we have repurchased a total of approximately 3.6 million of our common shares for an aggregate purchase price of $28.3 million, at an average cost of $7.82 per share.

We believe that funds from future operating cash flows and funds available under our credit agreements and commercial paper program are sufficient to meet future liquidity needs. We also believe these sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

Market Risk-Sensitive Financial Instruments and Positions

The level of our pretax earnings is subject to risk due to changes in investment income from our fixed income portfolio which is partially offset by both our debt position and the short-term duration of the fixed income investment portfolio.

We evaluated the impact on our investment income and debt expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. In the past ten years, annual changes in commercial paper or LIBOR rates have exceeded 300 basis points twice, have changed between 200 and 300 basis points once and have changed between 100 and 200 basis points three times. The modeling technique used to calculate the pro forma net change considered the cash flows related

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve- month period. LIBOR was 1.88% at December 31, 2001. Our model assumed the maximum possible reduction in LIBOR could not exceed 188 basis points.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
2001
Fixed income portfolio	$(15,216)	$(11,578)	$(5,496)	$5,528	$11,102	$16,655
Debt	7,238	7,238	3,822	(3,822)	(7,645)	(11,467)

Total	$(7,978)	$(4,340)	$(1,674)	$1,706	$3,457	$5,188

2000
Fixed income portfolio	$(15,087)	$(10,098)	$(5,062)	$5,098	$10,258	$15,444
Debt	12,975	8,650	4,325	(4,325)	(8,650)	(12,975)

Total	$(2,112)	$(1,448)	$(737)	$773	$1,608	$2,469

The following table presents the hypothetical change in fair market values of the common marketable equity securities we held at December 31, 2001 and 2000, which are sensitive to changes in stock market values. These common marketable equity securities are held for purposes other than trading.

	Decrease in valuation of security given an X% decrease in each equity security’s value			Fair Value at Dec. 31,	Increase in valuation of security given an X% decrease in each equity security’s value
	(30%)	(20%)	(10%)		10%	20%	30%
	(in thousands)
2001
Common marketable equity securities	$(4,830)	$(3,220)	$(1,610)	$16,101	$1,610	$3,220	$4,830

2000
Common marketable equity securities	$(6,920)	$(4,614)	$(2,307)	$23,068	$2,307	$4,614	$6,920

Annual changes in equity valuations (based upon the Standard & Poor’s 500 stock index) over the past 10 years which were in excess of 30% occurred four times, between 20% and 30% occurred three times and between 10% and 20% also occurred three times.

Capital Resources

Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Total capital expenditures, excluding acquisitions, were $115.0 million in 2001, $135.1 million in 2000, and $88.9 million in 1999. Excluding acquisitions, we expect our total capital expenditures in 2002 will be approximately $115 million, most of which will be used for our technology initiatives and expansion and improvement of administrative facilities.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

Government Contracts

Our operations are regulated by various state and federal government agencies. Actuarially determined premium rate increases for commercial products generally are approved by the respective state insurance commissioners, while increases in premiums for Medicaid and Medicare+Choice products are established by various state governments and CMS. Premium rates under our TRICARE contract with the United States Department of Defense for Regions 3 and 4 is adjusted every 12 months, and for Regions 2 and 5, every three months, to reflect inflation, changes in the workload volumes of military medical facilities and contract modifications.

Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Increased funding beginning March 1, 2001 specific to the Medicare, Medicaid and State Children’s Health Insurance Benefits Improvement and Protection Act, or BIPA, is being used to provide additional funding under contracts with our providers and to lower member premiums in certain markets. Our 2002 average rate of statutory increase under the Medicare+Choice contracts, including the March 1, 2001 BIPA increase, is approximately 5.0%. Over the last five years, annual increases have ranged from as low as the January 1998 increase of 1.8% to as high as 5.0% in January 2002, with an average of approximately 2.6%. Legislative proposals are being considered which may revise the Medicare+Choice program’s current support of the use of managed health care for Medicare+Choice beneficiaries and future reimbursement rates. We are unable to predict the outcome of these proposals or the impact they may have on our financial position, results of operations, or cash flows.

Effective July 1, 2001, our TRICARE contract for Regions 3 and 4 was renewed for up to two additional years subject to annual renewal at the option of the Department of Defense. The Department of Defense has notified us of its intent to renew the TRICARE contract for Regions 2 and 5 that we acquired from Anthem through April 30, 2003.

Our Medicaid contracts in Puerto Rico, Florida and Illinois generally are annual contracts. The two contracts with the Health Insurance Administration in Puerto Rico expire on June 30, 2002, unless extended. Both parties have agreed to use good faith efforts to extend for a period of no less than 12 months covering no fewer beneficiaries than the current contracts. We believe that at the end of the current contract period this contract will be renewed.

The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Legal Proceedings

Securities Litigation

Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The complaints contained the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company’s financial condition, primarily with respect to the impact of negotiations over renewal of the Company’s contract with HCA-The Healthcare Company, formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) and SEC Rule 10b-5 and Section 20(a) of the 1934 Act. They seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999, and ending (in all complaints) on April 8, 1999. Plaintiffs moved for consolidation of the actions, now styled In Re Humana Inc. Securities Litigation, and filed a consolidated Complaint. On April 28, 2000, the defendants filed a motion requesting dismissal of the Consolidated Complaint. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action. On November 30, 2000, the plaintiffs filed a notice of appeal to the Court of Appeals for the Sixth Circuit. Oral argument is scheduled for June 11, 2002. The Company believes the above allegations are without merit and intends to continue to pursue defense of the action.

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. Defendants have moved for summary judgment on the third-party complaint, and the third-party defendants have moved to dismiss or stay the third-party complaint. On March 6, 2002, the Court, while not dismissing the matter, ordered mediation of the insurance coverage issue in accordance with the requirements of one of the insurance contracts.

Managed Care Industry Class Action Litigation

We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, or the Court, and are now styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and seven other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers’ health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices. The plaintiffs seek certification of a class consisting of all members of our medical plans,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000. A hearing on the class certification issue was conducted on July 24, 2001. No ruling has been issued on that issue.

On February 20, 2002, the Court issued its ruling on the defendants’ motions to dismiss the Second Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all members for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called “gag clauses” that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court’s refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. On March 4, 2002, the defendants filed a Motion for Partial Reconsideration of the February 20, 2002, Dismissal Order.

In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers’ claims and (ii) “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The Florida Medical Association has also announced its intent to join the action. The defendants filed a motion to dismiss the amended complaint on April 30, 2001. On October 27, 2000, the plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. No ruling has been issued.

Some defendants filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants in certain respects. On March 14, 2002, the Court of Appeals upheld the district court’s rulings on the arbitration issues.

We intend to continue to defend these actions vigorously.

Chipps v. Humana Health Insurance Company of Florida, Inc.

On January 4, 2000, a jury in Palm Beach County, Florida, rendered an approximately $80 million verdict against us in a case arising from removal of an insured from a special case management program. The award

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

included approximately $78.5 million of punitive damages, $1 million of damages for emotional distress and $29,000 of damages for contractual benefits. On September 19, 2001, the Court of Appeals overturned the verdict, citing numerous errors by the trial court, and remanded for a new trial. The plaintiff filed a Motion for Rehearing EnBanc with the Court of Appeals on October 3, 2001. The Court of Appeals modified its ruling somewhat, but affirmed its reversal of the verdict. The case subsequently was settled in the first quarter of 2002 for approximately $2.2 million. This settlement was fully reserved at December 31, 2001.

Government Audits and Other Litigation and Proceedings

In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against us, he has indicated that he may do so in the future. On September 21, 2001, the Texas Attorney General initiated a similar investigation. These investigations are ongoing, and we have cooperated with the regulators in both states.

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

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. In 2002, we increased the retention limits with respect to our wholly owned captive insurance subsidiary as a result of substantially higher insurance rates.

We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

Cautionary Statements

This document includes both historical and forward-looking statements. The forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed below. In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results. Our business is complicated, highly regulated and competitive with many different factors affecting results.

If the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our reserves are inadequate, our profitability could decline.

We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to our members, as well as estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors, and record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, competition, government regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums.

These factors may include:

•	increased use of services, including prescription drugs;
•	increased cost of individual services;
•	catastrophes or epidemics;
•	the introduction of new or costly treatments, including new technologies;
•	medical cost inflation;
•	new government mandated benefits or other regulatory changes; and
•	increased use of health care, including doctors’ office visits and prescriptions resulting from terrorists’ attacks and subsequent terrorists threats, including bioterrorism.

Failure to adequately price our products or develop sufficient reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

If we fail to manage prescription drug costs successfully, our financial results could suffer.

In general, prescription drug costs have been rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry that creates consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. In order to control prescription drug costs, we introduced Rx4, our four-tiered copayment benefit design for prescription drugs. We cannot assure that these efforts will be successful in controlling costs. Failure to control these costs could have a material adverse effect on our financial position, results of operations and cash flows.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

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

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the denial of health care benefits;
•	medical malpractice actions;
•	allegations of anti-competitive and unfair business activities;
•	provider disputes over compensation and termination of provider contracts;
•	disputes related to self-funded business, including actions alleging claim administration errors;
•	claims related to the failure to disclose certain business practices; and
•	claims relating to customer audits and contract performance.

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

A description of material legal actions in which we are currently involved is included under “Legal Proceedings.” We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations, and cash flows.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the company for the future. This strategy involves, among other things, the introduction of new products and benefit designs, the successful implementation of our e-business initiatives and the selection and adoption of new technologies. We believe we have experienced, capable management and technical staff who are capable of implementing this strategy. However, the market for management and technical staff in the health care industry is competitive. Loss of key employees could adversely affect the implementation of our initiatives. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the company for future growth. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

Our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, increases our costs of doing business and could adversely affect our profitability.

The health care industry in general, and HMOs and PPOs in particular, are subject to substantial federal and state government regulation, including:

•	regulation relating to minimum net worth;
•	licensing requirements;
•	approval of policy language and benefits;
•	mandated benefits and processes;
•	provider compensation arrangements;
•	member disclosure;
•	premium rates; and
•	periodic examinations by state and federal agencies.

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	patients’ rights;
•	mandatory benefits and products, such as a Medicare pharmacy benefit;
•	defining medical necessity;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

•	health insurance access;
•	provider compensation and contract terms;
•	health plan liability to members who fail to receive appropriate care;
•	disclosure and composition of physician networks;
•	physicians’ ability to collectively negotiate contract terms with carriers, including fees;
•	rules tightening time periods in which claims must be paid; and
•	mental health parity.

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

The National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital requirements, also known as RBC, which is subject to state-by-state adoption and to the extent implemented, sets minimum capitalization requirements for insurance and HMO companies. The NAIC recommendations for life insurance companies were adopted in all states and the prescribed calculation for HMOs has been adopted in most states in which we operate. The HMO rules may increase the minimum capital required for some of our subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” above.

Congress is considering significant changes to Medicare, including a pharmacy benefit requirement. In 2002, President Bush announced a revised prescription drug discount plan for Medicare-eligible seniors and Congress is continuing to examine the proposal. We are unable to determine what effect, if any, the prescription drug discount plan will have on our products or our operating results.

Congress is also considering proposals relating to health care reform, including a comprehensive package of requirements for managed care plans called the Patient Bill of Rights, or PBOR, legislation. During the summer of 2001, the House and Senate both passed versions of PBOR legislation that must now be reconciled. Due to the tragic events of September 11, 2001, enactment of PBOR legislation is being delayed. The reconciliation of the Senate and House bills may be further complicated since 2002 is an election year. If PBOR legislation becomes law, it could expose us to significant increased costs and additional litigation risks. Although we could attempt to mitigate our ultimate exposure from these costs through increases in premiums or changes in benefits, there can be no assurance that we will be able to mitigate or cover the costs stemming from any PBOR legislation or the other costs incurred in connection with complying with any PBOR or similar legislation.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payor and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we must make significant systems enhancements and invest in new technical solutions. The standard transactions and code sets rules compliance date may be extended by any covered entity until October 17, 2003 by submitting a request to the Secretary of Health and Human Services by October 16, 2002. We intend to file for the extension. Under the new HIPAA privacy rules, we must comply with a variety of requirements concerning the use and disclosure of individuals’ protected health information, establish rigorous internal procedures to protect health information and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

Another area receiving increased focus in 2002 is the time in which various laws require the payment of health care claims. Many states already have legislation in place covering payment of claims within a specific number of days. However, due to provider groups advocating for laws or regulations establishing even stricter standards, procedures and penalties, we expect additional regulatory scrutiny and supplemental legislation with respect to claims payment practices. The provider-sponsored bills are characterized by stiff penalties for late payment, including high interest rates payable to providers and costly fines levied by state insurance departments and attorneys general. This legislation and possible future regulation and oversight could expose our Company to additional liability and penalties.

On November 21, 2000, the Department of Labor published its final regulation on claims review procedures under the Employee Retirement Security Act of 1974, or ERISA. The claims procedure regulation applies to all employee benefit plans governed by ERISA, whether benefits are provided through insurance products or are self-funded. As a result, the new claims review regulation impacts nearly all employer and union-sponsored health and disability plans, except church and government plans. Similar to legislation recently passed by many states, the new ERISA claims procedures impose shorter and more detailed procedures for processing and reviewing claims and appeals. According to the Department of Labor, however, its ERISA claims regulation does not preempt state insurance and utilization review laws that impose different procedures or time lines, unless complying with the state law would make compliance with the new ERISA regulation impossible. Unlike its state counterparts, the ERISA claims rule does not provide for independent external review to decide disputed medical questions. Instead, the federal regulation will generally make it easier for claimants to avoid state-mandated internal and external review processes and to file suit in federal court. Because the processes and timelines established by the new ERISA claims rules are similar to existing state requirements, although different in many of their particulars, it is difficult to estimate the cost of bringing the Company’s claims procedures into compliance. Pending outcome of litigation currently pending before the U. S. Supreme Court, it is also difficult to predict the impact that the new ERISA rules will have on state external review laws. The United States Supreme Court has a number of cases before it addressing the preemptive effect of ERISA on state laws, and may issue important decisions on these cases in 2002. The new ERISA claims rules generally become effective July 1, 2002 or the first day of the first plan year beginning after July 1, 2002, whichever is later. In any case, health plans must comply with the new rules with respect to all claims filed on or after January 1, 2003.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

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

A significant portion of our revenues relates to federal, state and local government health care coverage programs, including the Medicare+Choice, Medicaid and TRICARE programs. These programs involve various risks, including:

•	the possibility of reduced or insufficient government reimbursement in the future;
•	higher comparative medical costs;
•	government regulatory and reporting requirements;
•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups;
•	state budget constraints;
•
the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows; and

•
in addition at December 31, 2001, under one of our CMS contracts, we provided health insurance coverage to approximately 232,500 members in Florida. This contract accounted for approximately 16.9% of our total premiums and ASO fees for 2001. The termination of this contract would likely have a material adverse effect upon our financial condition, results of operations, and cash flows.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations—(Continued)

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

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Item 7 herein, under the caption “Market Risk-Sensitive Financial Instruments and Positions.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$651,420	$657,562
Investment securities	1,389,596	1,408,522
Premiums receivable, less allowance for doubtful accounts of $38,539 in 2001, and $42,005 in 2000	322,064	205,260
Deferred income taxes	64,221	67,205
Other	195,637	195,517

Total current assets	2,622,938	2,534,066

Property and equipment, net	461,761	434,620
Other assets:
Long-term investment securities	280,320	240,064
Goodwill	776,874	789,541
Deferred income taxes	36,582	102,767
Other	225,163	205,920

Total other assets	1,318,939	1,338,292

Total assets	$4,403,638	$4,306,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,086,386	$1,181,027
Trade accounts payable and accrued expenses	479,996	428,556
Book overdraft	152,757	148,563
Unearned premium revenues	325,040	333,305
Short-term debt	263,000	599,952

Total current liabilities	2,307,179	2,691,403
Long-term debt	315,489	—
Professional liability risks	241,431	219,768
Other long-term liabilities	31,590	35,386

Total liabilities	2,895,689	2,946,557

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 170,692,520 shares issued in 2001, and 170,889,142 shares issued in 2000	28,449	28,482
Capital in excess of par value	922,439	922,621
Retained earnings	578,122	460,951
Accumulated other comprehensive income (loss)	11,670	(8,509)
Unearned restricted stock compensation	(17,882)	(29,177)
Treasury stock, at cost, 1,880,619 shares in 2001, and 1,823,348 shares in 2000	(14,849)	(13,947)

Total stockholders’ equity	1,507,949	1,360,421

Total liabilities and stockholders’ equity	$4,403,638	$4,306,978

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2001	2000	1999
	(in thousands, except per share results)
Revenues:
Premiums	$9,938,961	$10,394,631	$9,958,582
Administrative services fees	137,090	86,298	97,940
Investment and other income	118,835	115,021	155,013

Total revenues	10,194,886	10,595,950	10,211,535

Operating expenses:
Medical	8,279,844	8,781,998	8,533,090
Selling, general and administrative	1,545,129	1,524,799	1,466,181
Depreciation and amortization	161,531	146,548	123,858
Asset impairments and other charges	—	—	459,852

Total operating expenses	9,986,504	10,453,345	10,582,981

Income (loss) from operations	208,382	142,605	(371,446)
Interest expense	25,302	28,615	33,393

Income (loss) before income taxes	183,080	113,990	(404,839)
Provision (benefit) for income taxes	65,909	23,938	(22,419)

Net income (loss)	$117,171	$90,052	$(382,420)

Basic earnings (loss) per common share	$0.71	$0.54	$(2.28)

Diluted earnings (loss) per common share	$0.70	$0.54	$(2.28)

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Unearned Restricted Stock Compensation		Total Stockolders’ Equity
	Issued Shares	Amount		Retained Earnings			Treasury Stock
	(in thousands)
Balances, January 1, 1999	167,540	$27,923	$902,711	$753,798	$12,771	$(8,814)	$—	$1,688,389
Comprehensive loss:
Net loss	—	—	—	(382,420)	—	—	—	(382,420)
Other comprehensive loss:
Net unrealized investment losses, net of $26,269 tax	—	—	—	—	(41,261)	—	—	(41,261)

Comprehensive loss								(423,681)
Restricted stock grants (forfeitures), net	(43)	(7)	(910)	—	—	(150)	—	(1,067)
Restricted stock amortization	—	—	—	—	—	3,104	—	3,104
Restricted stock market value adjustment	—	—	(4,350)	—	—	4,350	—	—
Stock option exercises	112	19	859	—	—	—	—	878
Stock option tax benefit	—	—	388	—	—	—	—	388

Balances, December 31, 1999	167,609	27,935	898,698	371,378	(28,490)	(1,510)	—	1,268,011

Comprehensive income:
Net income	—	—	—	90,052	—	—	—	90,052
Other comprehensive income:
Net unrealized investment gains, net of $12,721 tax	—	—	—	—	19,981	—	—	19,981

Comprehensive income								110,033
Common stock repurchases	—	—	—	—	—	—	(26,432)	(26,432)
Restricted stock grants (forfeitures), net	2,990	498	20,525	(479)	—	(33,029)	12,485	—
Restricted stock amortization	—	—	—	—	—	7,069	—	7,069
Restricted stock market value adjustment	—	—	1,707	—	—	(1,707)	—	—
Stock option exercises	290	49	1,568	—	—	—	—	1,617
Stock option tax benefit	—	—	123	—	—	—	—	123

Balances, December 31, 2000	170,889	28,482	922,621	460,951	(8,509)	(29,177)	(13,947)	1,360,421

Comprehensive income:
Net income	—	—	—	117,171	—	—	—	117,171
Other comprehensive income:
Net unrealized investment gains, net of $12,847 tax	—	—	—	—	20,179	—	—	20,179

Comprehensive income								137,350
Common stock repurchases	—	—	—	—	—	—	(1,867)	(1,867)
Restricted stock grants (forfeitures), net	(433)	(72)	(1,699)	—	—	815	956	—
Restricted stock amortization	—	—	—	—	—	9,492	—	9,492
Restricted stock market value adjustment	—	—	(988)	—	—	988	—	—
Stock option exercises	237	39	2,244	—	—	—	9	2,292
Stock option tax benefit	—	—	261	—	—	—	—	261

Balances, December 31, 2001	170,693	$28,449	$922,439	$578,122	$11,670	$(17,882)	$(14,849)	$1,507,949

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Cash flows from operating activities
Net income (loss)	$ 117,171	$ 90,052	$(382,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	161,531	146,548	123,858
Amortization of restricted stock	9,492	7,069	3,104
Gain on sale of property and equipment, net	—	(3,373)	(11,652)
Gain on sale of investment securities, net	(13,853)	(6,615)	(10,641)
Provision for deferred income taxes	56,104	19,287	4,974
Provision for doubtful accounts	4,039	10,927	12,644
Payment of government audit settlement	(8,000)	(14,526)	—
Asset impairments and other charges	—	—	459,852
Changes in operating assets and liabilities excluding the effects of acquisitions and divestitures:
Premiums receivable	(22,836)	(994)	38,593
Other assets	8,184	(8,234)	53,940
Medical and other expenses payable	(179,539)	(195,891)	(22,949)
Workers’ compensation liabilities	—	(30,064)	(150,245)
Other liabilities	27,456	39,020	43,218
Unearned premium revenues	(13,397)	(16,050)	55,601
Other	2,606	3,248	(142)

Net cash provided by operating activities	148,958	40,404	217,735

Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(29,359)	(12,910)	(14,810)
Divestitures, net of cash and cash equivalents disposed	1,470	28,517	—
Purchases of property and equipment	(114,971)	(135,067)	(88,930)
Dispositions of property and equipment	—	21,163	53,833
Purchases of investment securities	(1,874,482)	(1,205,129)	(796,026)
Maturities of investment securities	626,369	543,062	391,440
Proceeds from sales of investment securities	1,272,166	582,339	472,272

Net cash (used in) provided by investing activities	(118,807)	(178,025)	17,779

Cash flows from financing activities
Revolving credit agreement (repayments) borrowings	(520,000)	520,000	(93,000)
Net conduit commercial paper borrowings	263,000	—	—
Net commercial paper repayments	(79,952)	(606,261)	(43,763)
Proceeds from issuance of senior notes	299,277	—	—
Proceeds from other borrowings	5,700	—	—
Debt issue costs	(7,116)	—	—
Change in book overdraft	4,194	(66,618)	(19,243)
Common stock repurchases	(1,867)	(26,432)	—
Other	471	(3,793)	(13,800)

Net cash used in financing activities	(36,293)	(183,104)	(169,806)

(Decrease) increase in cash and cash equivalents	(6,142)	(320,725)	65,708
Cash and cash equivalents at beginning of period	657,562	978,287	912,579

Cash and cash equivalents at end of period	$ 651,420	$ 657,562	$978,287

Supplemental cash flow disclosures:
Interest payments	$ 23,663	$ 25,190	$ 33,187
Income tax payments (refunds), net	$ 11,413	$ (35,182)	$ (58,375)
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$ 154,684	$ 125,816	$ 20,157
Less: liabilities assumed	(125,325)	(112,906)	(5,347)

Cash paid for acquired businesses, net of cash acquired	$ 29,359	$ 12,910	$ 14,810

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Reporting Entity

Nature of Operations

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2001 revenues of $10.2 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and all entities we own. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups and government-sponsored programs. In 2001, over 70% of our premiums and administrative services fees resulted from members located in Florida, Illinois, Texas, Kentucky and Ohio. We derived approximately 44% of our premiums and administrative services fees from contracts with the federal government in 2001.

During the first quarter of 2001, we realigned our management to better reflect our focus on the consumer. As part of this management realignment, we redefined our business into two segments, Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored plans, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc., and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to our prior years’ consolidated financial statements to conform with the current year presentation. These adjustments had no effect on previously reported consolidated net income (loss) or stockholders’ equity.

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, money market funds, commercial paper, and certain U.S. Government securities with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the investments.

Investment Securities

Investment securities, which consist primarily of debt and equity securities, have been categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Investment

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities available for current operations are classified as current assets. Investment securities available for our capital spending, professional liability, long-term insurance product requirements and strategic investments are classified as long-term assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity until realized.

For the purpose of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification.

Premiums Receivable and Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group’s written notice. Our TRICARE contracts with the federal government and various state Medicaid programs are generally multi-year contracts. Our Medicare+Choice contracts with the federal government renew annually. We bill and collect premium remittances from employer groups and some individual Medicare+Choice members monthly. We receive monthly premiums from the federal government and various states according to government specified reimbursement rates and various contractual terms.

Premium revenues are recognized as income in the period members are entitled to receive services, and are net of estimated uncollectible amounts and retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not reported by an employer group or the government. We routinely monitor these trends, as well as prevailing and anticipated economic conditions, and any required adjustments are reflected in current operations. Premiums and operating expenses may also include adjustments attributable to our TRICARE contracts, which generally reflect variation in healthcare experience and change orders for services not originally specified in the contracts. Our TRICARE contracts are subject to adjustments resulting from negotiations with the federal government. Revenues and corresponding expenses for these adjustments generally are recognized when a settlement becomes known and the collectibility reasonably assured.

Administrative services fees are earned as services are performed. Administrative services generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer services inquiries from members of self-funded employers. Under ASO contracts, self-funded employers and, for TRICARE ASO, the Department of Defense, retain the risk of financing the cost of health benefits.

Premiums receivable are shown net of an allowance for estimated uncollectible accounts and retroactive membership adjustments based on historical trends. Premiums received prior to the period members are entitled to receive services are recorded as unearned premium revenues.

Long-Lived Assets

Property and equipment is carried at cost, and is comprised of the following at December 31, 2001 and 2000:

	2001	2000
	(in thousands)
Land	$32,194	$32,928
Buildings	320,839	319,481
Equipment and computer software	618,775	526,277

	971,808	878,686
Accumulated depreciation	(510,047)	(444,066)

Property and equipment, net	$461,761	$434,620

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We compute depreciation expense using the straight-line method over estimated useful lives ranging from 3 to 10 years for equipment, 3 to 7 years for computer software, and 20 to 40 years for buildings. Depreciation expense was $92.9 million in 2001, $84.3 million in 2000, and $78.5 million in 1999.

Goodwill represents the unamortized excess of cost over the fair value of net tangible and identifiable intangible assets acquired. Identifiable intangible assets, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, primarily relate to government, subscriber and provider contracts and the cost of acquired licenses. We amortized goodwill and identifiable intangible assets on a straight-line method over their estimated useful lives over periods ranging from 6 to 20 years for goodwill, and 2 to 20 years for identifiable intangible assets.

We periodically review long-lived assets for impairment whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Losses are recognized when the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In addition, we periodically review the estimated lives of all long-lived assets for reasonableness. See Note 13 for a discussion related to our 1999 impairment and estimated life review.

Amortization expense for goodwill was $55.1 million in 2001, $51.9 million in 2000, and $33.8 million in 1999. Amortization expense for identifiable intangible assets was $13.5 million in 2001, $10.3 million in 2000, and $11.6 million in 1999. In conjunction with our 1999 goodwill impairment, we also reviewed the estimated life assigned to goodwill. Effective January 1, 2000, we adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years. As further discussed in the “Recently Issued Accounting Pronouncements” section of this Note, we ceased amortizing goodwill subject to an annual impairment test upon adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

Medical and Other Expenses Payable and Medical Cost Recognition

Medical costs include claim payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care physicians and other providers who are responsible for providing medical care to members. We estimate the costs of our future medical claims and other expense payments using actuarial methods and assumptions based upon claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors, and record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves.

We reassess the profitability of our contracts for providing health insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of a market’s expected future medical costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract. Anticipated investment income is not considered for purposes of computing the premium deficiency. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. At December 31, 2001, there were no premium deficiency liabilities. Because the majority of our member contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe our medical and other expenses payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ from the amounts provided.

Book Overdraft

Under our cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as a current liability in the Consolidated Balance Sheets.

Income Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. We also recognize the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Professional Liability Risk

Professional liability risks include estimates for claims reported and outstanding, claims incurred but not reported (based on actuarial determinations using past experience, modified for current trends), and corresponding loss adjustment expenses incurred to adjudicate such claims. We continually review these estimated liabilities, and make necessary adjustments as warranted.

Stock Options

We account for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or Statement 123. No compensation expense has been recognized in connection with the granting of stock options to employees. See Note 7 for discussion of stock options and the disclosures required by Statement 123.

Earnings (Loss) Per Common Share

We compute basic earnings (loss) per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings (loss) per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the treasury stock method.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 141, Business Combinations, or Statement 141, and Statement No. 142, Goodwill and Other Intangible Assets, or Statement 142.

Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as the cumulative effect of a change in accounting principle at the beginning of the year. Subsequent impairments, if any, would be classified as an operating expense. Statement 142 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

At December 31, 2001, goodwill and identifiable intangible assets represented 19% of total assets and 55% of total stockholders’ equity. In 2001, amortization expense was $55.1 million for goodwill and $13.5 million for identifiable intangible assets. Effective January 1, 2002, we ceased amortizing goodwill upon adopting Statement 142. Statement 142 requires completion of the first step of the transitional impairment test by June 30, 2002. Completion of the second step, if necessary, is required as soon as possible upon completing the first step but no later than December 31, 2002. We are currently in the process of completing the transitional impairment test. This test requires fair value measurements. We expect to use a discounted cash flow analysis and other valuation methodologies which utilize many assumptions and estimates in determining an impairment loss including assumptions and estimates related to future earnings. Until we complete our analysis, no assurances can be given that we will or will not have an impairment.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144. Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. Generally, the provisions of Statement 144 are to be applied prospectively beginning on January 1, 2002.

3. Investment Securities

Investment securities classified as current assets at December 31, 2001 and 2000 included the following:

	2001				2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in thousands)
U.S. Government obligations	$374,421	$4,254	$(2,249)	$376,426	$139,960	$1,231	$(182)	$141,009
Tax exempt municipal securities	637,898	7,706	(2,354)	643,250	810,940	5,018	(6,410)	809,548
Corporate and other securities	266,931	2,594	(2,878)	266,647	257,511	2,232	(3,557)	256,186
Mortgage-backed securities	904	13	—	917	28,169	916	(5)	29,080
Redeemable preferred stocks	29,773	36	(1,597)	28,212	61,125	16	(2,745)	58,396

Debt securities	1,309,927	14,603	(9,078)	1,315,452	1,297,705	9,413	(12,899)	1,294,219
Equity securities	80,275	894	(7,025)	74,144	123,803	1,280	(10,780)	114,303

Investment securities	$1,390,202	$15,497	$(16,103)	$1,389,596	$1,421,508	$10,693	$(23,679)	$1,408,522

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities classified as long-term assets at December 31, 2001 and 2000 included the following:

	2001				2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in thousands)
U.S. Government obligations	$31,906	$8	$(218)	$31,696	$—	$—	$—	$—
Tax exempt municipal securities	65,877	727	(874)	65,730	76,637	1,112	(629)	77,120
Corporate and other securities	74,398	687	(1,416)	73,669	76,250	356	(1,054)	75,552
Mortgage-backed securities	22,449	—	—	22,449	25,771	—	—	25,771
Redeemable preferred stocks	48,387	22,001	(92)	70,296	42,291	9	(54)	42,246

Debt securities	243,017	23,423	(2,600)	263,840	220,949	1,477	(1,737)	220,689
Equity securities	16,565	11	(96)	16,480	19,582	—	(207)	19,375

Long-term investment securities	$259,582	$23,434	$(2,696)	$280,320	$240,531	$1,477	$(1,944)	$240,064

The contractual maturities of debt securities available for sale at December 31, 2001, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$89,415	$88,748
Due after one year through five years	601,338	609,745
Due after five years through ten years	360,516	358,972
Due after ten years	501,675	521,827

Total debt securities	$1,552,944	$1,579,292

Gross realized investment gains were $25.1 million in 2001, $8.1 million in 2000, and $18.0 million in 1999. Gross realized investment losses were $11.2 million in 2001, $1.5 million in 2000, and $7.4 million in 1999.

4. Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Current provision (benefit):
Federal	$527	$2,715	$(18,377)
State and Puerto Rico	9,278	1,936	(9,016)

Total current provision (benefit)	9,805	4,651	(27,393)

Deferred provision:
Federal	50,494	17,358	4,477
State and Puerto Rico	5,610	1,929	497

Total deferred provision	56,104	19,287	4,974

Provision (benefit) for income taxes	$65,909	$23,938	$(22,419)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes was different from the amount computed using the federal statutory rate due to the following:

	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Income tax provision (benefit) at federal statutory rate	$64,078	$39,897	$(141,694)
State and Puerto Rico income taxes, net of federal benefit	1,225	8,822	(16,216)
Tax exempt investment income	(14,687)	(16,915)	(18,871)
Amortization expense	17,960	17,202	11,435
Capital loss on sale of workers’ compensation business	3,545	(42,807)	—
Capital loss valuation allowance	(3,545)	15,487	—
Long-lived asset impairment	—	—	142,387
Other, net	(2,667)	2,252	540

Provision (benefit) for income taxes	$65,909	$23,938	$(22,419)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2001 and 2000 are as follows:

	Assets (Liabilities)
	2001	2000
	(in thousands)
Investment securities	$(7,831)	$5,233
Depreciable property and intangible assets	(66,009)	(43,722)
Medical and other expenses payable	32,442	37,616
Professional liability risks	9,183	8,765
Compensation and other accruals	37,462	50,301
Alternative minimum tax credit	26,470	18,499
Net operating loss carryforwards	36,727	52,512
Capital loss carryforward	44,301	56,255
Valuation allowance—capital loss carryforward	(11,942)	(15,487)

Deferred income taxes	$100,803	$169,972

At December 31, 2001, we had approximately $94.4 million of net operating losses to carryforward related to prior acquisitions. These net operating loss carryforwards, if unused to offset future taxable income, will expire in 2002 through 2019.

At December 31, 2001, we had approximately $113.9 million of capital losses to carryforward, primarily related to the sale of our workers’ compensation business in 2000. These capital loss carryforwards, if unused to offset future capital gains, will expire in 2005. A valuation allowance was established for a portion of these deferred tax assets.

Based on our historical taxable income record and estimates of future capital gains and profitability, we have concluded that operating income and capital gains will be sufficient to give rise to tax expense and capital gains to recover all deferred tax assets, net of the valuation allowance.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt

The following table presents our short-term and long-term debt outstanding at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Short-term debt:
Credit agreements	$—	$520,000
Conduit commercial paper financing program	263,000	—
Commercial paper program	—	79,952

Total short-term debt	$263,000	$599,952

Long-term debt:
Senior notes	$309,789	$—
Other long-term borrowings	5,700	—

Total long-term debt	$315,489	$—

Senior Notes

On August 7, 2001, we issued $300 million 7¼% senior, unsecured notes due August 1, 2006 at 99.759% for proceeds of $299.3 million. The proceeds from this offering were used to repay a portion of the amounts outstanding under our credit facility that existed at that time.

In order to hedge the risk of changes in the fair value of our $300 million 7¼% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 7¼% fixed interest rate under our senior notes for a variable interest rate, which was 3.56% at December 31, 2001. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 7¼% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements are estimated based on quoted market prices of comparable agreements and reflects the amounts we would receive (or pay) to terminate the agreements at the reporting date. At December 31, 2001, the $10.5 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $10.5 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Credit Agreements

On October 11, 2001, we replaced our existing credit agreement with two new unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. Under these new agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both the 4-year and 364-day agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either the 4-year or 364-day revolving credit agreements will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements contain customary restrictive and financial covenants as well as customary events of defaults, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. The minimum net worth requirement was $1,091.2 million at December 31, 2001 and increases by 50% of consolidated net income each quarter. The minimum interest coverage ratio is generally calculated by dividing interest expense into earnings before interest and tax expense, or EBIT. The maximum leverage ratio is generally calculated by dividing debt into earnings before interest, taxes, depreciation and amortization expense, or EBITDA. EBIT and EBITDA used to calculate compliance with these financial covenants is based upon four consecutive quarters. The current minimum interest coverage ratio of 3.0, increases to 3.5 effective December 31, 2002, and to 4.0 effective December 31, 2003. The current maximum leverage ratio of 3.0 declines to 2.75 effective December 31, 2002, and to 2.5 effective December 31, 2003. We were in compliance with all covenants at December 31, 2001, including the more restrictive future minimum interest coverage and maximum leverage requirements.

Commercial Paper Programs

We maintain and issue short-term debt securities under a commercial paper program. The program is backed by our credit agreements described above. Aggregate borrowing under both the credit agreement and commercial paper program cannot exceed $530 million. Since the fourth quarter of 2000, reduced direct access to the commercial paper market has resulted in fewer borrowings under this program. As part of our 2001 refinancing, we increased our indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. The weighted average interest rate on our conduit commercial paper borrowings was 2.51% at December 31, 2001. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

Other Borrowings and Letters of Credit

Other borrowings of $5.7 million at December 31, 2001 represent low-interest financing for the renovation of a building payable in various installments beginning, generally, in 2003 through 2011. Issued and undrawn letters of credit total $25.4 million at December 31, 2001. These letters of credit were issued primarily to support obligations of our wholly owned captive insurance subsidiary related to our professional liability risks. These letters of credit renew automatically on an annual basis unless the beneficiary is otherwise notified. Over the past 5 years, we have not had to fund any letters of credit.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    PROFESSIONAL LIABILITY RISKS

We insure substantially all professional liability risks through a wholly owned captive insurance subsidiary. We reinsure levels of coverage for losses in excess of our retained limits with unrelated insurance carriers. Provisions for such risks, including expenses incident to claim settlements, were $45.2 million in 2001, $32.3 million in 2000, and $57.2 million in 1999. The amount for 1999 includes $24.9 million of professional liability reserve strengthening discussed in Note 13. The following table presents our professional liability risks and related reinsurance recoverables as well as their classification in our consolidated balance sheet at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(in thousands)
Allowance for professional liability risks:
Current (included in trade accounts payable and accrued expenses)	$60,087	$55,341
Long-term	241,431	219,768

Total allowance for professional liability risks	$301,518	$275,109

Reinsurance recoverables:
Current (included in other current assets)	$37,759	$34,814
Long-term (included in other long-term assets)	144,651	133,370

Total reinsurance recoverables	$182,410	$168,184

7.    EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $33.1 million in 2001, $32.7 million in 2000, and $27.2 million in 1999, all of which was funded currently to the extent it currently was deductible for federal income tax purposes. Based on the year end closing stock price of $11.925, approximately 23% of the retirement and savings plan’s assets were invested in our common stock representing less than 5% of the shares outstanding as of December 31, 2001. The Company match is invested in the Humana common stock fund. However, a participant may reinvest in any other plan investment option at any time.

Stock Based Compensation

We have plans under which restricted stock awards and options to purchase our common stock have been granted to officers, directors, key employees and consultants. We granted awards of restricted stock of 155,000 shares (125,000 from treasury) in 2001, 4,785,000 shares (1,700,000 from treasury) in 2000, and 11,000 shares in 1999. Restricted stock forfeitures were 463,500 shares in 2001, 94,500 shares in 2000, and 54,000 shares in 1999. These awards generally vest three years from the date of grant. In 1998, we awarded 400,000 shares and in 1999 we awarded 11,000 shares of performance-based restricted stock to officers and key employees. These performance-based restricted shares had the potential to vest in equal one-third installments beginning January 1, 2000, provided we met certain earnings goals. Since these goals were met in 2001, and vesting was cumulative, the remaining 270,000 shares of this restricted stock award vested in 2002. Unearned compensation under the restricted stock award plans is amortized over the vesting periods. Compensation expense recognized related to our stock award plans was $9.5 million in 2001, $7.1 million in 2000, and $3.1 million in 1999.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options are granted at the average market price on the date of grant. Exercise provisions vary, but most options vest in whole or in part 1 to 5 years after grant and expire 10 years after grant. At December 31, 2001, there were 13,893,859 shares reserved for employee and director stock option plans and there were 3,435,911 shares of common stock available for future grants. During the first quarter of 2002, a total of 1,204,500 options were granted.

Activity for our options plans for the years ended December 31, 2001, 2000, and 1999 is summarized below:

	Shares Under Option	Exercise Price Per Share			Weighted Average Exercise Price
Balance, January 1, 1999	8,805,652	$6.56	to	$26.94	$14.52
Granted	3,966,750	6.88	to	19.25	14.16
Exercised	(105,232)	6.56	to	8.91	7.26
Canceled or lapsed	(1,347,989)	8.00	to	26.31	18.32

Balance, December 31, 1999	11,319,181	6.56	to	26.94	14.00
Granted	1,090,500	6.41	to	14.19	7.26
Exercised	(267,171)	7.59	to	15.47	7.89
Canceled or lapsed	(752,493)	6.50	to	23.06	15.74

Balance, December 31, 2000	11,390,017	6.41	to	26.94	13.41
Granted	935,500	9.37	to	14.94	11.30
Exercised	(236,878)	6.50	to	9.59	7.66
Canceled or lapsed	(1,630,691)	6.50	to	23.44	16.71

Balance, December 31, 2001	10,457,948	$6.41	to	$26.94	$12.84

A summary of our stock options outstanding and exercisable at December 31, 2001 follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.41 to $ 9.85	4,388,725	5.66 Years	$7.93	2,781,809	$7.71
10.03 to 14.94	808,750	8.75 Years	12.31	93,423	12.64
15.59 to 19.31	5,010,673	5.37 Years	16.76	4,534,709	16.53
20.16 to 26.94	249,800	4.93 Years	22.04	247,800	22.05

$ 6.41 to $26.94	10,457,948	5.74 Years	$12.84	7,657,741	$13.46

At December 31, 2000, there were 7,583,941 options exercisable with a weighted average exercisable price of $14.09. At December 31, 1999, there were 6,286,826 options exercisable with a weighted average exercisable price of $13.71. Under Statement 123, employee stock options are valued at the grant date using the Black-Scholes valuation model, and the resulting compensation cost is recognized ratably over the vesting period. Had compensation cost for our stock option plans been determined under Statement 123, net income (loss) and

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings (loss) per common share would have been changed from the reported amounts to the pro forma amounts shown below:

	Year ended December 31,
	2001		2000		1999
	Reported	Pro Forma	Reported	Pro Forma	Reported	Pro Forma
	(in thousands, except per share results)
Net income (loss)	$117,171	$113,427	$90,052	$82,291	$(382,420)	$(402,406)
Basic earnings (loss) per common share	$0.71	$0.69	$0.54	$0.49	$(2.28)	$(2.40)
Diluted earnings (loss) per common share	$0.70	$0.68	$0.54	$0.49	$(2.28)	$(2.40)

The fair value of each option granted during 2001, 2000, and 1999 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	2001	2000	1999
Dividend yield	None	None	None
Expected volatility	44.7%	44.8%	43.8%
Risk-free interest rate	4.9%	6.7%	5.6%
Expected option life (years)	5.4	7.5	8.3
Weighted average fair value at grant date	$5.53	$4.17	$8.10

The effects of applying Statement 123 in the pro forma disclosures are unlikely to be representative of the effects on pro forma net income for future years since variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity.

8.    EARNINGS (LOSS) PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings (loss) per common share follows:

	For the year ended December 31,
	2001	2000	1999
	(in thousands, except per share results)

Net income (loss) available for common stockholders	$117,171	$90,052	$(382,420)
Weighted average outstanding shares of common stock used to compute basic earnings (loss) per common share	164,071	166,225	167,556
Dilutive effect of:
Employee stock options	811	331	—
Restricted stock awards	2,426	376	—

Shares used to compute diluted earnings (loss) per common share	167,308	166,932	167,556

Basic earnings (loss) per common share	$0.71	$0.54	$(2.28)

Diluted earnings (loss) per common share	$0.70	$0.54	$(2.28)

Stock options to purchase 5,743,473 shares in 2001, 11,676,093 shares in 2000, and 9,427,060 shares in 1999, were not dilutive and, therefore, were not included in the computations of diluted earnings (loss) per common share.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

In 2000, our Board of Directors authorized the repurchase of up to five million of our common shares. In 2001, we repurchased 187,500 shares of our common stock for approximately $1.9 million. Under this authorization, as of December 31, 2001, we have repurchased a total of approximately 3.6 million of our common shares for an aggregate purchase price of $28.3 million, at an average cost of $7.82 per share.

Stockholders’ Rights Plan

We have a stockholders’ rights plan designed to deter takeover initiatives not considered to be in the best interests of our stockholders. The rights are redeemable by action of our Board of Directors at a price of $0.01 per right at any time prior to their becoming exercisable. Pursuant to the plan, under certain conditions, each share of stock has a right to acquire 1/100th of a share of Series A Participating Preferred Stock at a price of $145 per share. This plan expires in 2006.

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends to Humana Inc., our parent, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. As of December 31, 2001, our regulated health insurance subsidiaries, other than our federally regulated TRICARE subsidiaries, maintained aggregate statutory capital and surplus of $1,079.9 million. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $521.9 million in total.

For each of our regulated subsidiaries, we submit financial statements to regulatory authorities in every state in which that subsidiary conducts business. These financial statements apply a statutory basis of accounting. On January 1, 2001, changes to the statutory basis of accounting became effective, but did not materially impact our compliance with aggregate minimum statutory capital and surplus requirements.

10.    COMMITMENTS AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. Rent expense and sublease rental income for all operating leases are as follows for the years ended December 31, 2001, 2000, and 1999:

	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Rent expense	$80,124	$72,683	$60,596
Sublease rental income	(27,755)	(29,003)	(25,118)

Net rent expense	$52,369	$43,680	$35,478

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual minimum payments due subsequent to December 31, 2001 under all of our noncancelable operating leases in excess of one year are as follows:

(in thousands)
2002	$72,596
2003	58,572
2004	44,453
2005	35,268
2006	26,103
Thereafter	66,252

Total minimum lease payments	303,244
Less: minimum sublease rental payments	85,302

Net minimum lease payments	$217,942

Certain 5-year airplane operating leases included above provide for a residual value guarantee of no more than $13.1 million on December 29, 2004, the end of the lease term. We have the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. If the fair value of the airplanes, which was $20.3 million at lease inception, falls between a range of $5.0 million and $18.1 million at the end of the lease term, we would be obligated to pay the difference between $18.1 million and the fair value at the end of the lease term up to a maximum payment of $13.1 million. A $3.5 million gain in connection with the 1999 sale/leaseback transaction is being deferred until the residual value guarantee is resolved at the end of the lease term. The estimated fair market value at December 31, 2001 of the airplanes exceeds the residual value guarantee, therefore, we have not accrued for any loss.

Government and Other Contracts

Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Increased funding beginning March 1, 2001 specific to the Medicare, Medicaid and State Children’s Health Insurance Benefits Improvement and Protection Act, or BIPA, is being used to provide additional funding under contracts with our providers and to lower member premiums in certain markets. Legislative proposals are being considered which may revise the Medicare+Choice program’s current support of the use of managed health care for Medicare+Choice beneficiaries and future reimbursement rates. We are unable to predict the outcome of these proposals or the impact they may have on our financial position, results of operations, or cash flows.

Effective July 1, 2001, our TRICARE contract for Regions 3 and 4 was renewed for up to two additional years subject to annual renewal at the option of the Department of Defense. The Department of Defense has notified us of its intent to renew the TRICARE contract for Regions 2 and 5 that we acquired from Anthem through April 30, 2003.

Our Medicaid contracts in Puerto Rico, Florida and Illinois generally are annual contracts. The two contracts with the Health Insurance Administration in Puerto Rico expire on June 30, 2002, unless extended. Both parties have agreed to use good faith efforts to extend for a period of no less than 12 months covering no fewer beneficiaries than the current contracts. We believe that at the end of the current contract period this contract will be renewed.

The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

Securities Litigation

Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The complaints contained the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company’s financial condition, primarily with respect to the impact of negotiations over renewal of the Company’s contract with HCA-The Healthcare Company, formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) and SEC Rule 10b-5 and Section 20(a) of the 1934 Act. They seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999, and ending (in all complaints) on April 8, 1999. Plaintiffs moved for consolidation of the actions, now styled In Re Humana Inc. Securities Litigation, and filed a consolidated Complaint. On April 28, 2000, the defendants filed a motion requesting dismissal of the Consolidated Complaint. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action. On November 30, 2000, the plaintiffs filed a notice of appeal to the Court of Appeals for the Sixth Circuit. Oral argument is scheduled for June 11, 2002. The Company believes the above allegations are without merit and intends to continue to pursue defense of the action.

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. Defendants have moved for summary judgment on the third-party complaint, and the third-party defendants have moved to dismiss or stay the third-party complaint. On March 6, 2002, the Court, while not dismissing the matter, ordered mediation of the insurance coverage issue in accordance with the requirements of one of the insurance contracts.

Managed Care Industry Class Action Litigation

We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, or the Court, and are now styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and seven other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers’ health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices. The plaintiffs seek certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000. A hearing on the class certification issue was conducted on July 24, 2001. No ruling has been issued on this request.

On February 20, 2002, the Court issued its ruling on the defendants’ motions to dismiss the Second Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all members for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called “gag clauses” that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court’s refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. On March 4, 2002, the defendants filed a Motion for Partial Reconsideration of the February 20, 2002, Dismissal Order.

In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers’ claims and (ii) “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The Florida Medical Association has also announced its intent to join the action. The defendants filed a motion to dismiss the amended complaint on April 30, 2001. On October 27, 2000, the plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. No ruling has been issued.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Some defendants filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants in certain respects. On March 14, 2002, the Court of Appeals upheld the district court’s rulings on the arbitration issues.

We intend to continue to defend these actions vigorously.

Chipps v. Humana Health Insurance Company of Florida, Inc.

On January 4, 2000, a jury in Palm Beach County, Florida, rendered an approximately $80 million verdict against us in a case arising from removal of an insured from a special case management program. The award included approximately $78.5 million of punitive damages, $1 million of damages for emotional distress and $29,000 of damages for contractual benefits. On September 19, 2001, the Court of Appeals overturned the verdict, citing numerous errors by the trial court, and remanded for a new trial. The plaintiff filed a Motion for Rehearing EnBanc with the Court of Appeals on October 3, 2001. The Court of Appeals modified its ruling somewhat, but affirmed its reversal of the verdict. The case subsequently was settled in the first quarter of 2002 for approximately $2.2 million. This settlement was fully reserved at December 31, 2001.

Government Audits and Other Litigation and Proceedings

In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the purported class action lawsuits described above. While the Attorney General has filed no action against us, he has indicated that he may do so in the future. On September 21, 2001, the Texas Attorney General initiated a similar investigation. These investigations are ongoing, and we have cooperated with the regulators in both states.

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

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. In 2002, we increased the retention limits with respect to our wholly owned captive insurance subsidiary as a result of substantially higher insurance rates.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

11.    ACQUISITIONS AND DIVESTITURES

Acquisitions

On May 31, 2001, we acquired the outstanding shares of common stock of a newly-formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits in Regions 2 and 5 for $43.5 million in cash, net of direct transaction costs.

During 2000, we acquired a Houston-based health plan, two operating shell entities for future business initiatives, and a hospital in-patient management services firm for $76.3 million in cash, net of direct transaction costs.

On June 1, 1999, we reached an agreement with FPA Medical Management, Inc., or FPA, FPA’s lenders and a federal bankruptcy court under which we acquired the operations of 50 medical centers from FPA for approximately $14.8 million in cash, net of direct transaction costs. We subsequently transferred operating responsibility for all acquired FPA medical centers under long-term provider agreements.

We accounted for each of these acquisitions under the purchase method of accounting and accordingly, our consolidated results of operations include the results of the acquired businesses from the date of acquisition. For each acquisition, we allocated the purchase price to net tangible and identifiable intangible assets based upon their fair values. Any remaining value not assigned to net tangible or identifiable intangible assets was then allocated to goodwill. Identifiable intangible assets primarily relate to government, subscriber and provider contracts and the cost of the acquired licenses. Goodwill and identifiable intangible assets recorded in connection with the acquisitions were $44.8 million in 2001, $52.1 million in 2000, and $16.5 million in 1999. The identifiable intangible assets are being amortized over periods ranging from 2 to 20 years, with a weighted average life of 5.7 years, while goodwill is being amortized over periods ranging from 6 to 20 years, with a weighted average life of 17.0 years. Unaudited pro forma results of operations information have not been presented because the effects, individually or in the aggregate, of these acquisitions were not significant to our results of operations or financial position.

Effective January 1, 2000, we adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years. As further discussed in Note 2, we ceased amortizing goodwill, subject to an annual impairment test upon adopting Statement 142 effective January 1, 2002.

Divestitures

During 2000, we completed transactions to divest our workers’ compensation, north Florida Medicaid and Medicare supplement businesses. We estimated and recorded a $117.2 million loss in 1999 related to these divestitures. There was no change in the estimated loss during 2000. Divested assets, consisting primarily of investment securities and reinsurance recoverables, totaled $651.9 million. Divested liabilities, consisting primarily of workers’ compensation and other reserves, totaled $437.6 million. Cash proceeds were $97.1

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, net of direct transaction costs for 2000. Revenue and pretax results associated with these businesses for the years ended December 31, 2000, and 1999 were as follows:

	For the year ended December 31,
	2000	1999
	(in thousands)
Revenues	$102,939	$218,090
Pretax results	$(8,359)	$(12,889)

12.    SEGMENT INFORMATION

During the first quarter of 2001, we realigned our management to better reflect our focus on the consumer. As part of this management realignment, we redefined our business into two segments, Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored plans, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Our segment results for the years ended December 31, 2001, 2000, and 1999 are as follows:

	Commercial Segment
	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Revenues:
Premiums:
Fully insured	$4,941,888	$5,263,602	$5,290,651
Specialty	304,714	291,315	277,200

Total premiums	5,246,602	5,554,917	5,567,851
Administrative services fees	84,204	86,298	97,940
Investment and other income	75,846	75,819	114,600

Total revenues	5,406,652	5,717,034	5,780,391

Operating expenses:
Medical	4,358,488	4,643,770	4,726,337
Selling, general and administrative	936,539	969,681	987,325
Depreciation and amortization	97,964	93,127	83,761
Asset impairments and other charges	—	—	333,435

Total operating expenses	5,392,991	5,706,578	6,130,858

Income (loss) from operations	13,661	10,456	(350,467)
Interest expense	15,674	18,410	24,146

Loss before income taxes	$(2,013)	$(7,954)	$(374,613)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Government Segment
	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$2,909,478	$3,286,351	$2,920,829
TRICARE	1,341,557	892,375	866,882
Medicaid	441,324	660,988	603,020

Total premiums	4,692,359	4,839,714	4,390,731
Administrative services fees	52,886	—	—
Investment and other income	42,989	39,202	40,413

Total revenues	4,788,234	4,878,916	4,431,144

Operating expenses:
Medical	3,921,356	4,138,228	3,806,753
Selling, general and administrative	608,590	555,118	478,856
Depreciation and amortization	63,567	53,421	40,097
Asset impairments and other charges	—	—	126,417

Total operating expenses	4,593,513	4,746,767	4,452,123

Income (loss) from operations	194,721	132,149	(20,979)
Interest expense	9,628	10,205	9,247

Income (loss) before income taxes	$185,093	$121,944	$(30,226)

	Consolidated
	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Revenues:
Premiums	$9,938,961	$10,394,631	$9,958,582
Administrative services fees	137,090	86,298	97,940
Investment and other income	118,835	115,021	155,013

Total revenues	10,194,886	10,595,950	10,211,535

Operating expenses:
Medical	8,279,844	8,781,998	8,533,090
Selling, general and administrative	1,545,129	1,524,799	1,466,181
Depreciation and amortization	161,531	146,548	123,858
Asset impairments and other charges	—	—	459,852

Total operating expenses	9,986,504	10,453,345	10,582,981

Income (loss) from operations	208,382	142,605	(371,446)
Interest expense	25,302	28,615	33,393

Income (loss) before income taxes	$183,080	$113,990	$(404,839)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 13, we recorded pretax expenses of $584.8 million during 1999. The following table details the impact these expenses had on our Commercial and Government segments for 1999:

	For the year ended December 31, 1999
	Commercial	Government	Total
	(in thousands)
Underwriting margin	$57,502	$32,498	$90,000
Income before income taxes	$410,463	$174,315	$584,778

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium revenues, were approximately 44% for 2001, 42% for 2000, and 40% for 1999.

13.    1999 ASSET IMPAIRMENTS AND OPERATIONAL CHARGES

The following table presents the components of the asset impairments and operational charges and their respective classifications in the 1999 Consolidated Statement of Operations:

	Medical	Selling, General and Administrative	Asset Impairments and Other	Total
	(in thousands)
Premium deficiency	$50,000	$—	$—	$50,000
Reserve strengthening	35,000	—	—	35,000
Provider costs	5,000	—	—	5,000
Long-lived asset impairment	—	—	342,607	342,607
Losses on non-core asset sales	—	—	117,245	117,245
Professional liability reserve strengthening and other costs	—	34,926	—	34,926

Total asset impairments and operational charges	$90,000	$34,926	$459,852	$584,778

Premium Deficiency, Reserve Strengthening and Provider Costs

As a result of an assessment of the profitability of our contracts for providing health insurance coverage to our members in certain markets, we recorded a provision for probable future losses, or premium deficiency, of $50.0 million during the first quarter of 1999. Ineffective provider risk-sharing contracts and the impact of the March 31, 1999 HCA—The Healthcare Company, formerly Columbia/HCA Healthcare Corporation, or HCA, hospital agreement in Florida on current and projected future medical costs contributed to the premium deficiency. The beneficial effect from losses charged to the premium deficiency liability in 1999 was $50.0 million.

Prior period adverse claims development primarily in our PPO and Medicare products initially identified during an analysis of February and March 1999 medical claims resulted in the $35.0 million reserve strengthening. In addition, we paid HCA $5.0 million to settle certain contractual issues associated with the March 31, 1999 hospital agreement in Florida.

Long-Lived Asset Impairment

Historical and current period operating losses in certain of our markets prompted a review during the fourth quarter of 1999 for the possible impairment of long-lived assets. This review indicated that estimated future undiscounted cash flows were insufficient to recover the carrying value of long-lived assets, primarily goodwill,

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with our Austin, Dallas and Milwaukee markets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $342.6 million. Estimated fair value was based on discounted cash flows.

The long-lived assets associated with the Austin and Dallas markets primarily resulted from our 1997 acquisition of Physician Corporation of America, or PCA. Operating losses in Austin and Dallas were related to the deterioration of risk-sharing arrangements with providers and the failure to effectively convert the PCA operating model and computer platform to ours. The long-lived assets associated with the Milwaukee market primarily resulted from our 1994 acquisition of CareNetwork, Inc. Operating losses in the Milwaukee market were the result of competitor pricing strategies resulting in lower premium levels to large employer groups as well as market dynamics dominated by limited provider groups causing higher than expected medical costs.

In conjunction with our 1999 goodwill impairment, we also reviewed the estimated life assigned to goodwill. Effective January 1, 2000, we adopted a 20-year amortization period from the date of acquisition for goodwill previously amortized over 40 years.

Losses on Non-Core Asset Sales

Between December 30, 1999 and February 4, 2000, we entered into definitive agreements to sell our workers’ compensation, Medicare supplement and north Florida Medicaid businesses. Since the carrying value of the net assets of these businesses exceeded the estimated fair value, we recorded a $117.2 million loss in 1999. The estimated fair value was established based upon definitive sale agreements, net of direct transaction costs. During the first half of 2000, we completed the divestiture of these businesses. There was no change in the estimated loss during 2000. See Note 11 for additional discussion related to these divestitures.

Professional Liability Reserve Strengthening and Other Costs

We insure substantially all professional liability risks through a wholly owned captive insurance subsidiary, or the Subsidiary. The Subsidiary recorded an additional $24.9 million expense during the fourth quarter of 1999 primarily related to expected claim and legal costs.

Additionally, other expenses of $10.0 million were recorded during the fourth quarter of 1999 related to a claim payment dispute with a contracted provider and government audits.

Report of Independent Accountants

To the Board of Directors and Stockholders
Humana Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the consolidated financial position of Humana Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 4, 2002

Humana Inc.

QUARTERLY FINANCIAL INFORMATION  (Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2001, and 2000 follows:

	For the year ended December 31, 2001
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$2,463,998	$2,497,298	$2,610,874	$2,622,716
Income before income taxes	41,642	39,191	47,391	54,856
Net income	26,651	25,082	30,330	35,108
Basic earnings per common share	0.16	0.15	0.18	0.21
Diluted earnings per common share	0.16	0.15	0.18	0.21

	For the year ended December 31, 2000
	First	Second	Third	Fourth
	(in thousands, except per share results)

Total revenues	$2,668,993	$2,714,760	$2,634,506	$2,577,691
Income before income taxes	27,222	23,752	29,414	33,602
Net income	21,506	18,763	23,237	26,546
Basic earnings per common share	0.13	0.11	0.14	0.16
Diluted earnings per common share	0.13	0.11	0.14	0.16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

I TEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2002 appearing under the caption “Election of Directors” of such Proxy Statement.

Executive Officers

Set forth below are names and ages of all of our current executive officers as of March 1, 2002, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	49	President and Chief Executive Officer	09/89(1)
Kenneth J. Fasola	42	Chief Operating Officer—Market Operations	05/96(2)
James E. Murray	48	Chief Operating Officer—Service Operations	08/90(3)
John M. Bertko	52	Vice President—Chief Actuary	03/00(4)
James H. Bloem	51	Senior Vice President—Chief Financial Officer	02/01(5)
Bruce J. Goodman	60	Senior Vice President—Chief Information Officer	04/99(6)
Bonita C. Hathcock	53	Senior Vice President—Chief Human Resources Officer	05/99(7)
Arthur P. Hipwell	53	Senior Vice President and General Counsel	08/90(8)
Thomas J. Liston	40	Senior Vice President—Strategy and Corporate Development	01/97(9)
Jonathan T. Lord, M.D.	47	Senior Vice President and Chief Clinical Strategy and Innovation Officer	04/00(10)
Steven O. Moya	52	Senior Vice President and Chief Marketing Officer	01/01(11)
R. Eugene Shields	54	Senior Vice President—Government Programs	09/94(12)

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

(10)
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

(11)
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

(12)
Mr. Shields currently serves as Senior Vice President—Government Programs having held that position since February 2001. Mr. Shields previously served as Senior Vice President—Development from February 2001 to June 2001 and Senior Vice President and Chief Operating Officer—Emphesys, Inc. (a subsidiary of Humana Inc.) from February 2000 to February 2001. Prior to that, Mr. Shields served as President of Humana Military Health Services Division from July 1994 through February 2000 and as Vice President of the Company from December 1995 to May 1996.

Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

I TEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2002 appearing under the caption “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2002 appearing under the caption “Security Ownership of Certain Beneficial Owners of Company Common Stock” of such Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2002 appearing under the caption “Certain Transactions with Management and Others” of such Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The financial statements, financial statement schedule and exhibits set forth below are filed as part of this report

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

(b)		Amendment No. 2 to the Amended and Restated Rights Agreement. Exhibit 4.3 to the Registration Statement (File No. 1-5975) on Form 8-A/A dated March 1, 1999, is incorporated by reference herein.

(c)		Indenture dated as of August 2001 covering the Company’s 7 1/4% Senior Notes due 2006. Exhibit 4.1 to Registration Statement No. 333-63384 is incorporated by reference herein.

(d)
There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described herein in Note 5 of Notes to Consolidated Financial Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.

10(a)	*	1989 Stock Option Plan for Employees. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(b)	*
Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

(c)	*	Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(d)	*	1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

*	Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.

10(e)*
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

(m)*	Humana Inc. 2001 Management Incentive Compensation Plan (“MIP”) description, filed herewith.

(n)*	Employment Agreement—Michael B. McCallister. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference herein.

(o)*	Employment Agreement—Kenneth J. Fasola, dated March 29, 1999. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated by reference herein.

(p)*	Trust under Humana Inc. Deferred Compensation Plans. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

(q)*	Severance policy. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference herein.

(r)*	Agreement—David A. Jones, dated December 15, 1999. Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

(s)*	Humana Officers’ Target Retirement Plan, as amended. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(t)*	Humana Thrift Excess Plan as amended. Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

*	Exhibits 10(a) through and including 10(v) are compensatory plans or management contracts.

10(u)*	Humana Supplemental Executive Retirement Plan, as amended. Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

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

(y)	The 364-Day Credit Agreement. Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001, is incorporated by reference herein.

(z)	The Four-Year Credit Agreement. Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference herein.

(aa)	The RFC Loan Agreement. Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference herein.

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

For the quarter ended December 31, 2001, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.
By:	/s/ JAMES H. BLOEM
James H. Bloem Senior Vice President and Chief Financial Officer

Da	te: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 28, 2002

/s/ DAVID A. JONES David A. Jones	Chairman of the Board	March 28, 2002

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Vice Chairman of the Board	March 28, 2002

/s/ CHARLES M. BREWER Charles M. Brewer	Director	March 28, 2002

/s/ MICHAEL E. GELLERT Michael E. Gellert	Director	March 28, 2002

/s/ JOHN R. HALL John R. Hall	Director	March 28, 2002

/s/ IRWIN LERNER Irwin Lerner	Director	March 28, 2002

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	March 28, 2002

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	March 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Humana Inc.

Our audits of the consolidated financial statements referred to in our report dated February 4, 2002 appearing in this Annual Report on Form 10-K (which consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 4, 2002

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$58,598	$14,299
Other current assets	35,928	27,115

Total current assets	94,526	41,414
Property and equipment, net	247,759	221,055
Investments in subsidiaries	2,262,646	2,089,464
Notes receivable from operating subsidiaries	64,000	86,500
Other	103,450	70,499

Total assets	$2,772,381	$2,508,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries, net	$243,481	$51,614
Book overdraft	164,095	172,728
Other current liabilities	177,685	200,182
Short-term debt	263,000	599,952

Total current liabilities	848,261	1,024,476
Long-term debt	315,489	—
Notes payable to operating subsidiaries	77,100	97,100
Other	23,582	26,935

Total liabilities	1,264,432	1,148,511

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 170,692,520 shares issued in 2001, and 170,889,142 shares issued in 2000	28,449	28,482
Treasury stock, at cost, 1,880,619 shares in 2001,and 1,823,348 shares in 2000	(14,849)	(13,947)
Other stockholders’ equity	1,494,349	1,345,886

Total stockholders’ equity	1,507,949	1,360,421

Total liabilities and stockholders’ equity	$2,772,381	$2,508,932

See accompanying notes to the parent company financial statements.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$397,075	$380,651	$363,834
Investment and other income	7,225	4,353	18,655

	404,300	385,004	382,489
Expenses:
Selling, general and administrative	308,717	335,808	331,170
Depreciation	57,783	49,316	35,297
Interest	30,456	33,245	35,386

	396,956	418,369	401,853

Income (loss) before income taxes and equity in net earnings of subsidiaries	7,344	(33,365)	(19,364)
Benefit for income taxes	(18,571)	(33,078)	(5,899)

Income (loss) before equity in net earnings (loss) of subsidiaries	25,915	(287)	(13,465)
Equity in net earnings (loss) of subsidiaries	91,256	90,339	(368,955)

Net income (loss)	$117,171	$90,052	$(382,420)

See accompanying notes to the parent company financial statements.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2001	2000	1999
	(in thousands)
Net cash provided by operating activities	$259,458	$125,186	$61,282
Cash flows from investing activities:
Acquisitions	(43,490)	(76,294)	—
Purchases of investment securities	(10,937)	—	—
Purchases of property and equipment, net	(84,487)	(91,039)	(10,908)
Capital contributions to operating subsidiaries	(32,304)	(48,000)	(190,800)
Dividends from operating subsidiaries	—	185,132	275,667
Surplus note funding to operating subsidiaries	—	(10,000)	—
Surplus note redemption from operating subsidiaries	22,500	4,100	—
Other	1,222	758	257

Net cash (used in) provided by investing activities	(147,496)	(35,343)	74,216

Cash flows from financing activities:
Revolving credit agreement borrowings	—	520,000	—
Revolving credit agreement repayments	(520,000)	—	(93,000)
Net conduit commercial paper borrowings	263,000	—	—
Net commercial paper repayments	(79,952)	(606,261)	(43,763)
Proceeds from issuance of senior notes	299,277	—	—
Debt issue costs	(7,116)	—	—
Change in book overdraft	(8,633)	12,819	(15,068)
Proceeds from (repayment of) notes issued to operating subsidiaries	(20,000)	20,000	18,000
Proceeds from other borrowings	5,700	—	—
Common stock repurchases	(1,867)	(26,432)	—
Other	1,928	1,787	876

Net cash used in financing activities	(67,663)	(78,087)	(132,955)

Increase in cash and cash equivalents	44,299	11,756	2,543
Cash and cash equivalents at beginning of period	14,299	2,543	—

Cash and cash equivalents at end of period	$58,598	$14,299	$2,543

See accompanying notes to the parent company financial statements.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

Parent company financial information has been derived from our consolidated financial statements and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with our consolidated financial statements.

Certain reclassifications have been made to the prior years’ parent company financial information.

2.    Transactions with Subsidiaries

In the normal course of business, Humana Inc., our parent company, indemnifies certain of its subsidiaries for health plan obligations its subsidiaries may be unable to meet.

Notes Receivables from Operating Subsidiaries

We funded certain subsidiaries with surplus note agreements. These notes are generally non-interest bearing and may not be repaid without the prior approval of the Departments of Insurance. In January 2001, Humana Inc., our parent company, received $22.5 million from one of our subsidiaries in satisfaction of two surplus notes.

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 6.65% to 6.75% and are payable between 2003 and 2009. We recorded interest expense of $5 million, $6 million and $5 million related to these notes for the years ended December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2001, we paid $20 million to one of our subsidiaries in satisfaction of a note.