Form 10-Q
period 2002-03-31
HUMANA INC
filed 2002-05-10
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-5975

HUMANA INC.
(Exact name of registrant as specified in its charter)

Delaware	61-0647538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at April 30, 2002 169,226,456 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2002
INDEX
Part I: Financial Information		Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Part II: Other Information
Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	32
Signatures		33

Humana Inc. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$485,882	$651,420
Investment securities	1,409,047	1,389,596
Receivable, less allowance for doubtful accounts of $34,418 at March 31, 2002, and $38,539 at December 31, 2001:
Premiums	325,611	299,601
Administrative services fees	46,467	26,667
Deferred income taxes	68,603	64,221
Other	206,044	191,433

Total current assets	2,541,654	2,622,938
Property and equipment, net	467,954	461,761
Other assets:
Long-term investment securities	281,132	280,320
Goodwill	776,874	776,874
Deferred income taxes	24,620	36,582
Other	211,673	225,163

Total other assets	1,294,299	1,318,939

Total assets	$4,303,907	$4,403,638

Liabilities and Stockholders' Equity
Current liabilities:
Medical and other expenses payable	$1,150,363	$1,086,386
Trade accounts payable and accrued expenses	500,049	479,996
Book overdraft	163,430	152,757
Unearned premium revenues	87,282	325,040
Short-term debt	263,000	263,000

Total current liabilities	2,164,124	2,307,179

Long-term debt	306,955	315,489
Professional liability risks	251,029	241,431
Other long-term obligations	32,147	31,590

Total liabilities	2,754,255	2,895,689

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	-	-
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 170,834,938 shares issued in 2002, and 170,692,520 shares issued in 2001	28,473	28,449
Capital in excess of par value	923,978	922,439
Retained earnings	624,893	578,122
Accumulated other comprehensive income	3,303	11,670
Unearned restricted stock compensation	(15,042)	(17,882)
Treasury stock, at cost, 1,958,537 shares in 2002, and 1,880,619 shares in 2001	(15,953)	(14,849)

Total stockholders' equity	1,549,652	1,507,949

Total liabilities and stockholders' equity	$4,303,907	$4,403,638

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For the three months ended March 31,
	2002	2001
	(in thousands, except per share results)
Revenues:
Premiums	$2,641,812	$2,412,784
Administrative services fees	65,013	20,843
Investment and other income	25,757	30,371

Total revenues	2,732,582	2,463,998

Operating expenses:
Medical	2,194,539	2,007,129
Selling, general and administrative	435,064	368,773
Depreciation and amortization	29,796	38,776

Total operating expenses	2,659,399	2,414,678

Income from operations	73,183	49,320
Interest expense	4,404	7,678

Income before income taxes	68,779	41,642
Provision for income taxes	22,009	14,991

Net income	46,770	26,651
Add back: goodwill amortization expense, net of tax	-	12,905

Adjusted net income	$46,770	$39,556

Basic earnings per common share:
Net income	$0.28	$0.16
Add back: goodwill amortization, net of tax	-	0.08

Adjusted net income	$0.28	$0.24

Diluted earnings per common share:
Net income	$0.28	$0.16
Add back: goodwill amortization, net of tax	-	0.08

Adjusted net income	$0.28	$0.24

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31,
	2002	2001
	(in thousands)
Cash flows from operating activities
Net income	$46,770	$26,651
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,796	38,776
Provision for deferred income taxes	12,880	15,705
Changes in operating assets and liabilities:
Receivables	(45,810)	(48,503)
Other assets	(2,398)	3,892
Medical and other expenses payable	63,977	(78,106)
Other liabilities	(10,804)	(26,544)
Unearned premium revenues	(237,758)	1,369
Other	3,210	(2,426)

Net cash used in operating activities	(140,137)	(69,186)

Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	-	(1,770)
Divestitures, net of cash and cash equivalents disposed	1,109	1,000
Purchases of property and equipment	(32,365)	(27,709)
Purchases of investment securities	(425,135)	(478,580)
Maturities of investment securities	115,954	168,426
Proceeds from sales of investment securities	303,896	351,450

Net cash (used in) provided by investing activities	(36,541)	12,817

Cash flows from financing activities
Revolving credit agreement repayments	-	(10,000)
Net commercial paper repayments	-	(417)
Debt issue costs	(559)	-
Change in book overdraft	10,673	(20,567)
Other	1,026	132

Net cash provided by (used in) financing activities	11,140	(30,852)

Decrease in cash and cash equivalents	(165,538)	(87,221)
Cash and cash equivalents at beginning of period	651,420	657,562

Cash and cash equivalents at end of period	$485,882	$570,341

Supplemental cash flow disclosures:
Interest payments	$4,010	$8,714
Income tax (refunds) payments, net	$(5,488)	$621
See accompanying notes to condensed consolidated financial statements.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited

(1)   Basis of Presentation

     The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. References throughout this document to "we," "us," "our," the "Company," and "Humana," mean Humana Inc. and all entities we own. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2001, that was filed with the Securities and Exchange Commission, or the SEC, on March 28, 2002.

     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ materially from those estimates.

     The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. We have reclassified certain items in the prior year's condensed consolidated financial statements to conform with the current year presentation. These adjustments had no effect on previously reported consolidated net income or stockholders' equity.

     On January 1, 2002, we adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144. Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance, and requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of Statement No. 144 did not have a material impact on our financial position, results of operations, or cash flows.

(2)   Goodwill and Other Intangible Assets

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

     We ceased amortizing goodwill upon adopting Statement 142 on January 1, 2002. Statement 142 requires completion of the first step of the transitional impairment test by June 30, 2002. Completion of the second step, if necessary, is required as soon as possible upon completing the first step but no later than December 31, 2002. We have substantially completed the transitional impairment test and do not expect an impairment. The amount of goodwill allocated to our segments will be finalized upon completion of the transitional impairment test.

     We amortize other intangible assets over their estimated useful lives over periods ranging from 2 to 20 years, with a weighted average life of 8.6 years. These other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets on the condensed consolidated balances sheets. For the three months ended March 31, 2002, amortization expense for other intangible assets was approximately $3.9 million. The following table presents our estimate of amortization expense for the remaining nine months of 2002, and for each of the five succeeding fiscal years:

(in thousands)
For the nine month period ended December 31, 2002	$11,793
For the years ended December 31,:
2003	$11,612
2004	$9,060
2005	$5,440
2006	$352
2007	$352

     The following table presents details of our other intangible assets at March 31, 2002 and December 31, 2001:
	March 31, 2002			December 31, 2001
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$85,496	$63,102	$22,394	$85,496	$61,374	$24,122
Provider contracts	12,128	3,820	8,308	12,128	3,212	8,916
Government contracts	11,820	5,139	6,681	11,820	3,597	8,223
Licenses and other	5,065	999	4,066	5,065	945	4,120

Total other intangible assets	$114,509	$73,060	$41,449	$114,509	$69,128	$45,381

(3)   Comprehensive Income

     The following table presents details supporting the computation of comprehensive income for the three months ended March 31, 2002 and 2001:

	For the three months ended March 31,
	2002	2001
	(in thousands)
Net income	$46,770	$26,651
Net unrealized investment (losses) gains, net of tax	(8,367)	5,989

Comprehensive income, net of tax	$38,403	$32,640

(4)   Earnings Per Common Share

     We compute basic earnings per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the treasury stock method. There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share. Stock options to purchase 6,395,627 shares in 2002 and 6,996,471 shares in 2001, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share.

     The following table presents details supporting the computation of basic and diluted earnings per common share for the three months ended March 31, 2002 and 2001:
	For the three months ended March 31,
	2002	2001
	(in thousands, except per share results)
Net income available for common stockholders	$46,770	$26,651
Add back: goodwill amortization, net of tax	-	12,905

Adjusted net income	$46,770	$39,556
Weighted average outstanding shares of common stock used to compute basic earnings per common share	164,255	164,055
Dilutive effect of:
Employee stock options	1,035	1,037
Restricted stock	2,414	2,281

Shares used to compute diluted earnings per common share	167,704	167,373
Basic earnings per common share:
Net income	$0.28	$0.16
Add back: goodwill amortization, net of tax	-	0.08

Adjusted net income	$0.28	$0.24

Diluted earnings per common share:
Net income	$0.28	$0.16
Add back: goodwill amortization, net of tax	-	0.08

Adjusted net income	$0.28	$0.24

(5)   Contingencies

Government Contracts

     Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare+Choice program's current support of the use of managed health care for Medicare+Choice beneficiaries and future reimbursement rates. We are unable to predict the outcome of these proposals or the impact they may have on our financial position, results of operations, or cash flows.

     Effective July 1, 2001, our TRICARE contract for Regions 3 and 4 was renewed for up to two additional years subject to annual renewal at the option of the Department of Defense. The Department of Defense has notified us of its intent to renew the final year of our 5-year TRICARE contract for Regions 2 and 5 through April 30, 2003.

     Our Medicaid contracts in Puerto Rico, Florida and Illinois generally are annual contracts. The two contracts with the Health Insurance Administration in Puerto Rico expire on June 30, 2002. We currently are in negotiations with the Health Insurance Administration in Puerto Rico concerning our Medicaid business. Both parties have agreed to use good faith efforts to extend our relationship for a period of no less than 12 months covering no fewer beneficiaries than the current contracts.

     The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Legal Proceedings

     Securities Litigation

     Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The complaints contained the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company's financial condition, primarily with respect to the impact of negotiations over renewal of the Company's contract with HCA, Inc., formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 and Section 20(a) of the 1934 Act. They seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999, and ending (in all complaints) on April 8, 1999. Plaintiffs moved for consolidation of the actions, now styled In Re Humana Inc. Securities Litigation, and filed a consolidated Complaint. On April 28, 2000, the defendants filed a motion requesting dismissal of the Consolidated Complaint. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action. On November 30, 2000, the plaintiffs filed a notice of appeal to the Court of Appeals for the Sixth Circuit. Oral argument is scheduled for June 11, 2002. The Company believes the above allegations are without merit and intends to continue to pursue defense of the action.

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice on the ground that it was not ripe for adjudication.

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

     On February 20, 2002, the Court issued its ruling on the defendants' motions to dismiss the Second Consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all members for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called "gag clauses" that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court's refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The Court granted the motion on March 25, 2002, and the defendants filed their request with the Eleventh Circuit on April 4, 2002. Meanwhile, on March 4, 2002, the defendants filed a Motion for Partial Reconsideration of the February 20, 2002 Dismissal order.

     In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers' claims and (ii) "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs' claims pursuant to the defendants' several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The Florida Medical Association has also announced its intent to join the action. The defendants filed a motion to dismiss the amended complaint on April 30, 2001. On October 27, 2000, the plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. No ruling has been issued.

     Some defendants filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants in certain respects. On March 14, 2002, the Court of Appeals upheld the district court's rulings on the arbitration issues.

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

     We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice (both for direct negligence and for vicarious liability for negligence of network providers), bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, and challenges to subrogation practices. We are also subject to claims relating to performance of contractual obligations to providers and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Recent court decisions and pending state and federal legislative activity may increase our exposure for any of these types of claims.

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

(6)   Segment Information

     We manage our business with two segments, Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored plans, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

     Our segment results for the three months ended March 31, 2002 and 2001 are as follows:

	Commercial Segment
	For the three months ended March 31,
	2002	2001
	(in thousands)
Revenues:
Premiums:
Fully insured	$1,343,261	$1,235,926
Specialty	82,727	74,741

Total premiums	1,425,988	1,310,667
Administrative services fees	25,147	20,843
Investment and other income	18,315	18,825

Total revenues	1,469,450	1,350,335

Operating expenses:
Medical	1,167,524	1,069,799
Selling, general and administrative	255,605	236,299
Depreciation and amortization	17,167	24,846

Total operating expenses	1,440,296	1,330,944

Income from operations	29,154	19,391
Interest expense	3,059	4,678

Income before income taxes	26,095	14,713
Add back: goodwill amortization expense	-	8,657

Adjusted income before income taxes	$26,095	$23,370

	Government Segment
	For the three months ended March 31,
	2002	2001
	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$672,186	$734,469
TRICARE	432,385	243,845
Medicaid	111,253	123,803

Total premiums	1,215,824	1,102,117
Administrative services fees	39,866	-
Investment and other income	7,442	11,546

Total revenues	1,263,132	1,113,663

Operating expenses:
Medical	1,027,015	937,330
Selling, general and administrative	179,459	132,474
Depreciation and amortization	12,629	13,930

Total operating expenses	1,219,103	1,083,734

Income from operations	44,029	29,929
Interest expense	1,345	3,000

Income before income taxes	42,684	26,929
Add back: goodwill amortization expense	-	4,853

Adjusted income before income taxes	$42,684	$31,782

	Consolidated
	For the three months ended March 31,
	2002	2001
	(in thousands)
Revenues:
Premiums:	$2,641,812	$2,412,784
Administrative services fees	65,013	20,843
Investment and other income	25,757	30,371

Total revenues	2,732,582	2,463,998

Operating expenses:
Medical	2,194,539	2,007,129
Selling, general and administrative	435,064	368,773
Depreciation and amortization	29,796	38,776

Total operating expenses	2,659,399	2,414,678

Income from operations	73,183	49,320

Interest expense	4,404	7,678

Income before income taxes	68,779	41,642
Add back: goodwill amortization expense	-	13,510

Adjusted income before income taxes	$68,779	$55,152

Humana Inc. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of Humana Inc. in this document present the Company's financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to "we," "us," "our," the "Company," and "Humana" mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like "expects," "anticipates," "intends," "likely will result," "estimates," "projects" or variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in the "Cautionary Statements" section of this document. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

Introduction

     Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation's largest publicly traded health benefits companies, based on our 2001 revenues of $10.2 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, and government-sponsored programs. As of March 31, 2002, we had approximately 6.5 million members in our medical insurance programs, as well as approximately 2.2 million members in our specialty products programs. We have approximately 400,000 contracts with physicians, hospitals, dentists and other providers to provide health care to our members. In the first three months of 2002, over 70% of our premiums and administrative services fees were derived from members located in Florida, Illinois, Texas, Kentucky, and Ohio.

     We manage our business with two segments, Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored plans, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

     On May 31, 2001, we acquired the outstanding shares of common stock of a newly-formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits in Regions 2 and 5 for $43.5 million in cash, net of direct transaction costs.

Comparison of Results of Operations

     We adopted Statement of Financial Accounting Standard No.142, Goodwill and Other Intangible Assets, or Statement 142, on January 1, 2002. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment, with a transitional impairment test completed in the initial year of adoption. We have substantially completed the transitional impairment test and do not expect an impairment.

     The following discussion deals primarily with our results of operations for the three months ended March 31, 2002, or the 2002 quarter, and the three months ended March 31, 2001, or the 2001 quarter. The results for the 2001 quarter include goodwill amortization expense of $13.5 million which, due to our adoption of Statement 142, is not included in the 2002 quarter. Any references in the following discussion to "adjusted" results assumes the adoption of Statement 142 on January 1, 2001.

     The following table presents certain consolidated financial data for our two segments for the three months ended March 31, 2002 and 2001:

	For the three months ended March 31,
	2002	2001
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,343,261	$1,235,926
Specialty	82,727	74,741

Total Commercial	1,425,988	1,310,667
Medicare+Choice	672,186	734,469
TRICARE	432,385	243,845
Medicaid	111,253	123,803

Total Government	1,215,824	1,102,117

Total	$2,641,812	$2,412,784

Administrative services fees:
Commercial	$25,147	$20,843
Government	39,866	-

Total	$65,013	$20,843

Medical expense ratios:
Commercial	81.9%	81.6%
Government	84.5%	85.0%

Total	83.1%	83.2%

SG&A expense ratios:
Commercial	17.6%	17.7%
Government	14.3%	12.0%

Total	16.1%	15.2%

Income before income taxes:
Commercial	$26,095	$14,713
Government	42,684	26,929

Total	68,779	41,642

Add back: goodwill amortization:
Commercial	-	8,657
Government	-	4,853

Total	-	13,510

Adjusted income before income taxes:
Commercial	26,095	23,370
Government	42,684	31,782

Total	$68,779	$55,152

     The following table presents a comparison of our medical membership at March 31, 2002 and 2001:
	March 31,		Change
	2002	2001	Members	Percentage
Commercial segment medical members:
Fully insured	2,332,400	2,387,900	(55,500)	(2.3)%
ASO	621,800	547,200	74,600	13.6%

Total Commercial	2,954,200	2,935,100	19,100	0.7%

Government segment medical members:
Medicare+Choice	363,700	428,100	(64,400)	(15.0)%
Medicaid	476,800	493,200	(16,400)	(3.3)%
TRICARE	1,742,300	1,070,900	671,400	62.7%
TRICARE ASO	997,900	-	997,900	100.0%

Total Government	3,580,700	1,992,200	1,588,500	79.7%

Total medical membership	6,534,900	4,927,300	1,607,600	32.6%

     Overview

     Net income was $46.8 million, or $0.28 per diluted share in the 2002 quarter compared to $26.7 million, or $0.16 per diluted share in the 2001 quarter. Adjusted net income for the 2001 quarter was $39.6 million, or $0.24 per diluted share. Increases in premium revenue and administrative services fees, combined with a continued decline in our medical expense ratio resulted in a year-over-year improvement in net income.

     Premium Revenues and Medical Membership

     Premium revenues increased 9.5% to $2.64 billion for the 2002 quarter, compared to $2.41 billion for the 2001 quarter. Higher premium revenues resulted primarily from strong commercial premium yields and the acquisition of TRICARE Regions 2 and 5 discussed below. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in the geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

     Commercial segment premium revenues increased 8.8% to $1.43 billion for the 2002 quarter, compared to $1.31 billion for the 2001 quarter. This increase resulted from higher premium yields on our fully insured commercial business, which were in the 12% to 14% range, partially offset by lower membership levels. Our fully insured commercial medical membership decreased 2.3%, or 55,500 members, to 2,332,400 at March 31, 2002 compared to 2,387,900 at March 31, 2001, a function of focusing on opportunities that satisfied our pricing criteria. Fully insured commercial medical membership returned to growth during the 2002 quarter with membership increasing 1.4%, or 31,100 members, since the December 31, 2001 level of 2,301,300 members.

     For the year ended December 31, 2002, we anticipate growth in our fully insured and ASO Commercial medical membership in the 3.0% to 3.5% range. The significant portion of this growth came in the 2002 quarter as expected since this is when most of our large group commercial customers, and potential customers, select and renew their carriers. The bulk of the remaining increase for 2002 should come during the third quarter, with immaterial movement expected in the second and fourth quarters, since, outside of the 2002 quarter, the third quarter is when most remaining larger groups of commercial prospects and customers select and renew their carriers.

     Government segment premium revenues increased 10.3% to $1.22 billion for the 2002 quarter, compared to $1.10 billion for the 2001 quarter. This increase was primarily attributable to our acquisition of the TRICARE Regions 2 and 5 business on May 31, 2001, partially offset by a reduction in our Medicare+Choice membership. Premium yield on our Medicare+Choice business for the 2002 quarter was in the 6% to 8% range. Medicare+Choice membership was 363,700 at March 31, 2002, compared to 428,100 at March 31, 2001, a decline of 64,400 members, or 15.0%. This decrease was due to our exit of various counties on January 1, 2002, as well as the attrition of some members selecting other plans in certain markets as a result of new January 1, 2002 benefit designs.

     Administrative Services Fees

     Our administrative services fees for the 2002 quarter were $65.0 million, an increase of $44.2 million from $20.8 million for the 2001 quarter. For the Commercial segment, administrative services fees increased $4.3 million, or 20.6%, to $25.1 million for the 2002 quarter. This increase corresponds to the higher level of ASO membership at March 31, 2002, which was 621,800 members, compared to 547,200 at March 31, 2001. The $39.9 million increase in our Government segment administrative services fees was primarily due to the TRICARE Regions 2 and 5 acquisition, and the implementation of the TRICARE for Life benefits program effective October 1, 2001.

     Investment and Other Income

     Investment and other income totaled $25.8 million for the 2002 quarter, a decrease of $4.6 million from $30.4 million for the 2001 quarter. This decrease resulted from the combination of lower interest rates and lower realized gains on sales of investment securities during the 2002 quarter compared with the 2001 quarter.

     Medical Expense

     Total medical expenses as a percentage of premium revenues, or medical expense ratio, for the 2002 quarter was 83.1%, decreasing 10 basis points from the 2001 quarter. This improvement in the medical expense ratio was primarily due to premium yields exceeding medical cost trends partially offset by a shift in our fully insured commercial medical business to more of a concentration of members in our large group commercial medical business.

     The Commercial segment's medical expense ratio for the 2002 quarter was 81.9%, increasing 30 basis points from the 2001 quarter of 81.6%. This increase primarily was due to the shift in our mix of fully insured commercial medical membership to a heavier concentration of large group members. Large group commercial membership, which currently represents approximately 64% of our fully insured Commercial membership (up from 58% a year ago), traditionally experiences a higher medical expense ratio than does our small group membership.

     The Government segment's medical expense ratio for the 2002 quarter was 84.5%, decreasing 50 basis points from the 2001 quarter of 85.0%. This decrease was due to a greater proportion of TRICARE business from the Regions 2 and 5 acquisition and a slight improvement in our Medicare+Choice margin versus prior year. TRICARE has a slightly lower medical expense ratio relative to the other Government segment operations.

     SG&A Expense

     Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2002 quarter was 16.1%, increasing 90 basis points from the 2001 quarter of 15.2%. As indicated in the preceding table, the SG&A expense ratio for the Commercial segment decreased 10 basis points to 17.6% for the 2002 quarter, while the ratio for the Government segment increased 230 basis points to 14.3% for the 2002 quarter. The overall increase in the SG&A expense ratio and the increase in the Government segment resulted from a higher proportion of revenues generated from administrative services fees, primarily from the TRICARE Regions 2 and 5 acquisition. For our Commercial segment, the impact upon the SG&A expense ratio from higher ASO membership was offset by the mix in medical fully insured membership towards more large group members. Costs to distribute and administer our products to large group customers are lower than that of small group customers. At March 31, 2002, ASO medical membership was approximately 25% of total medical membership, compared to approximately 11% at March 31, 2001. We anticipate that our SG&A expense ratio for 2002 will range from 15% to 16% as the proportion of revenues derived from administrative services fees continues to increase throughout the year as ASO membership is expected to increase.

     Depreciation and amortization for the 2002 quarter totaled $29.8 million compared to adjusted depreciation and amortization of $25.3 million for the 2001 quarter, an increase of $4.5 million, or 18%. This increase was the result of increased capital expenditures primarily related to our technology initiatives and amortization expense on other intangible assets related to the TRICARE Regions 2 and 5 acquisition.

     Interest Expense

     Interest expense was $4.4 million for the 2002 quarter, compared to $7.7 million for the 2001 quarter, a decrease of $3.3 million. This decrease primarily resulted from lower interest rates.

     Income Taxes

     On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the 2002 quarter was approximately 32%, compared to 36% for the 2001 quarter. The lower effective tax rate in 2002 resulted from the cessation of goodwill amortization on January 1, 2002, partially offset by a lower proportion of tax-exempt investment income to pretax income.

     Membership

     The following table presents our medical and specialty membership at March 31, 2002, and at the end of each quarter in 2001:
	2002	2001
	March 31	March 31	June 30	Sept. 30	Dec. 31
Medical Membership:
Commercial segment:
Fully insured	2,332,400	2,387,900	2,343,300	2,332,700	2,301,300
ASO	621,800	547,200	548,100	577,800	592,500

Total Commercial	2,954,200	2,935,100	2,891,400	2,910,500	2,893,800

Government segment:
Medicare+Choice	363,700	428,100	418,000	406,100	393,900
Medicaid	476,800	493,200	488,400	456,600	490,800
TRICARE	1,742,300	1,070,900	1,725,800	1,712,700	1,714,600
TRICARE ASO	997,900	-	939,400	942,700	942,700

Total Government	3,580,700	1,992,200	3,571,600	3,518,100	3,542,000

Total medical members	6,534,900	4,927,300	6,463,000	6,428,600	6,435,800

Specialty Membership:
Commercial segment	2,246,200	2,266,600	2,240,700	2,267,700	2,262,000

Liquidity

     The following table presents cash flows for the three months ended March 31, 2002 and 2001, excluding the effects of the timing of the Medicare+Choice premium receipts:
	Three months ended March 31,
	2002	2001
	(in thousands)
Cash flows used in operating activities	$(140,137)	$(69,186)
Timing of Medicare+Choice premium receipts	216,628	(5,950)

Pro forma cash flows provided by (used in) operating activities	$76,491	$(75,136)

     The Medicare+Choice premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we receive this payment at the end of the previous month. This receipt is significant, the timing of which causes material fluctuation in operating cash flows. Pro forma operating cash flows assume these monthly receipts were received in the month in which they are applicable, providing a better comparison.

     Pro forma operating cash flows were $76.5 million in the 2002 quarter, compared to a use of operating cash flows of $75.1 million in the 2001 quarter, an increase of $151.6 million. This increase primarily was attributable to higher net income and the change in medical and other expenses payable. Medical and other expenses payable increased $64.0 million during the 2002 quarter, primarily as a result of membership growth, and declined $78.1 million during the 2001 quarter due to reductions in both membership levels and claim inventories on-hand.

     Throughout all of fiscal year 2001, we reduced the level of claim inventories on-hand, a direct result of our focused effort to attain service and operational excellence. The pace of claim inventory reduction slowed during the 2002 quarter to only $3.0 million. The following table presents the approximate number of claims on-hand and their estimated aggregate valuation at March 31, 2002 and December 31, 2001. Claims on hand represent the number of provider requests for reimbursement that have been received but not yet processed and paid.
	Number of
	Claims	Estimated
	On-hand	Valuation
		(in thousands)
March 31, 2002	559,600	$122,496
December 31, 2001	518,100	125,448

First quarter 2002 change	41,500	$(2,952)

     A new Medicaid contract in Puerto Rico for the East region effective December 2001, increased the number of claims on-hand by 51,600 during the 2002 quarter. These claims have lower cost per claim compared to the total company average cost per claim.

     Receivables increased $45.8 million during the 2002 quarter primarily related to TRICARE. TRICARE receivables increased due to unreimbursed administrative costs, change orders for increased utilization and growth from the new TRICARE for Life program. We expect to collect substantially all of these TRICARE receivables prior to December 31, 2002 based upon our discussions with the Department of Defense.

Debt

     The following table presents our short-term, long-term and total debt outstanding at March 31, 2002 and 2001:
	March 31,
	2002	2001
	(in thousands)
Short-term debt:
Credit agreements	$-	$510,000
Conduit commercial paper financing program	263,000	-
Commercial paper program	-	79,535

Total short-term debt	263,000	589,535

Long-term debt:
Senior notes	301,255	-
Other long-term borrowings	5,700	-

Total long-term debt	306,955	-

Total debt	$569,955	$589,535

     Senior Notes

     The $300 million 71/4% senior, unsecured notes are due August 1, 2006.

     In order to hedge the risk of changes in the fair value of our $300 million, 71/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 71/4% fixed interest rate under our senior notes for a variable interest rate, which was 3.71% at March 31, 2002. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements is estimated based on quoted market prices of comparable agreements and reflects the amounts we would receive (or pay) to terminate the agreements at the reporting date. The swap agreements, which are included in other long-term assets, had a fair value of $1.9 million at March 31, 2002, and $10.5 million at December 31, 2001. Likewise, the carrying value of our senior notes has been increased $1.9 million at March 31, 2002, and $10.5 million at December 31, 2001 to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

     Credit Agreements

     We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both the 4-year and 364-day agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either the 4-year or 364-day revolving credit agreements will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

     These credit agreements contain customary restrictive and financial covenants as well as customary events of defaults, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. The minimum net worth requirement was $1,114.6 million at March 31, 2002, and increases by 50% of consolidated net income each quarter. The minimum interest coverage ratio is generally calculated by dividing interest expense into earnings before interest and tax expense, or EBIT. The maximum leverage ratio is generally calculated by dividing debt into earnings before interest, taxes, depreciation and amortization expense, or EBITDA. EBIT and EBITDA used to calculate compliance with these financial covenants is based upon four consecutive quarters. The current minimum interest coverage ratio of 3.0, increases to 3.5 effective December 31, 2002, and to 4.0 effective December 31, 2003. The current maximum leverage ratio of 3.0 declines to 2.75 effective December 31, 2002, and to 2.5 effective December 31, 2003. We were in compliance with all covenants at March 31, 2002, including the more restrictive future minimum interest coverage and maximum leverage requirements.

     Commercial Paper Programs

     We maintain and issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Aggregate borrowing under both the credit agreement and commercial paper program cannot exceed $530 million. We also maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. The weighted average interest rate on our conduit commercial paper borrowings was 2.23% at March 31, 2002. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

     Regulatory Requirements

     Certain of our subsidiaries operate in states that regulate the payment of dividends to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend that does not require approval.

     At March 31, 2002, our regulated health insurance subsidiaries, other than our federally regulated TRICARE subsidiaries, maintained aggregate statutory capital and surplus of $1,109.7 million. Each of these subsidiaries was in compliance with applicable statutory requirements, which aggregated $546.0 million. Although the minimum required levels of equity are largely based on premium volume, product mix and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity's solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at March 31, 2002, each of our subsidiaries would be in compliance, and we would have $500.0 million of aggregate capital and surplus above the minimum level required under RBC.

     Stock Repurchase Plan

     In 2000, our Board of Directors authorized the repurchase of up to five million of our common shares. Under this authorization, as of March 31, 2002, we have repurchased approximately 3.6 million of our common shares for an aggregate purchase price of $28.3 million, at an average cost of $7.82 per share. We did not repurchase any of our shares in the open market during the three months ended March 31, 2002. Treasury share activity during the first quarter of 2002 related to employee stock benefit plans.

     We believe that funds from future operating cash flows and funds available under our credit agreements and commercial paper program are sufficient to meet future liquidity needs. We also believe these sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

     Capital Expenditures

     Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, and customer service. Our capital expenditures were $32.4 million for the three months ended March 31, 2002, compared to $27.7 million for the three months ended March 31, 2001. Excluding acquisitions, we expect our total capital expenditures in 2002 will be approximately $115 million, which is equal to the amount for 2001. Most of our 2002 capital expenditures will be used to fund our technology initiatives and expansion and improvement of administrative facilities.

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

     These factors may include:

  increased use of services, including prescription drugs;
  increased cost of individual services;
  catastrophes or epidemics;
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
  challenges to the use of certain software products utilized in administering claims;
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

     A description of material legal actions in which we are currently involved is included under "Legal Proceedings." We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations, and cash flows.

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
  mandated benefits and processes;
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

  patients' rights;
  mandatory benefits and products, such as a Medicare pharmacy benefit;
  defining medical necessity;
  health insurance access;
  provider compensation and contract language;
  health plan liability to members who fail to receive appropriate care;
  disclosure and composition of physician networks;
  physicians' ability to collectively negotiate contract terms with carriers, including fees;
  rules tightening time periods in which claims must be paid; and
  mental health parity.

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

     The National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital requirements, also known as RBC, which is subject to state-by-state adoption and to the extent implemented, sets minimum capitalization requirements for insurance and HMO companies. The NAIC recommendations for life insurance companies were adopted in all states and the prescribed calculation for HMOs has been adopted in most states in which we operate. The HMO rules may increase the minimum capital required for some of our subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity" above.

     Congress is considering significant changes to Medicare, including a pharmacy benefit requirement. In 2002, President Bush announced a revised prescription drug discount plan for Medicare-eligible seniors and Congress is continuing to examine the proposal. We are unable to determine what effect, if any, the prescription drug discount plan will have on our products or our operating results.

     Congress is currently continuing its discussions on proposals relating to health care reform, including a comprehensive package of requirements for managed care plans called the Patient Bill of Rights, or PBOR, legislation. During the summer of 2001, the House and Senate both passed versions of PBOR legislation that must now be reconciled. If PBOR legislation becomes law, it could expose us to significant increased costs and additional litigation risks. Although we could attempt to mitigate our ultimate exposure from these costs through increases in premiums or changes in benefits, there can be no assurance that we will be able to mitigate or cover the costs stemming from any PBOR legislation or the other costs incurred in connection with complying with any PBOR or similar legislation.

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

Instead, the federal regulation will generally make it easier for claimants to avoid state-mandated internal and external review processes and to file suit in federal court. Because the processes and timelines established by the new ERISA claims rules are similar to existing state requirements, although different in many of their particulars, it is difficult to estimate the cost of bringing the Company's claims procedures into compliance. Pending outcome of litigation currently pending before the U. S. Supreme Court, it is also difficult to predict the impact that the new ERISA rules will have on state external review laws. The United States Supreme Court may issue important decisions addressing the preemptive effect of ERISA on state laws in 2002. The new ERISA claims rules generally become effective July 1, 2002 or the first day of the first plan year beginning after July 1, 2002, whichever is later. In any case, health plans must comply with the new rules with respect to all claims filed on or after January 1, 2003.

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
  the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows; and
  at March 31, 2002, under one of our CMS contracts, we provided health insurance coverage to approximately 232,300 members in Florida. This contract accounted for approximately 16.3% of our total premiums and ASO fees for the three months ended March 31, 2002. The termination of this contract would likely have a material adverse effect upon our financial condition, results of operations, and cash flows.
  higher comparative medical costs;
  government regulatory and reporting requirements;
  higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and
  state budget constraints;

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Humana Inc.

     We are exposed to market risks, such as changes in interest rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. A portion of our natural offsets changed when we issued $300 million 7 1/4% senior notes during 2001. This change was mitigated when we entered into interest rate swap agreements as discussed in Management's Discussion and Analysis herein. Changes in the fair value of the 7 1/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Part 2. Other Information
Humana Inc.

Item 1: Legal Proceedings

     Securities Litigation

     Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The complaints contained the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company's financial condition, primarily with respect to the impact of negotiations over renewal of the Company's contract with HCA, Inc., formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 and Section 20(a) of the 1934 Act. They seek certification of a class of stockholders who purchased shares of Humana common stock starting either (in four complaints) in late October 1998 or (in two complaints) on February 9, 1999, and ending (in all complaints) on April 8, 1999. Plaintiffs moved for consolidation of the actions, now styled In Re Humana Inc. Securities Litigation, and filed a consolidated Complaint. On April 28, 2000, the defendants filed a motion requesting dismissal of the Consolidated Complaint. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action. On November 30, 2000, the plaintiffs filed a notice of appeal to the Court of Appeals for the Sixth Circuit. Oral argument is scheduled for June 11, 2002. The Company believes the above allegations are without merit and intends to continue to pursue defense of the action.

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice on the ground that it was not ripe for adjudication.

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

     On February 20, 2002, the Court issued its ruling on the defendants' motions to dismiss the Second Consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all members for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called "gag clauses" that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court's refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The Court granted the motion on March 25, 2002, and the defendants filed their request with the Eleventh Circuit on April 4, 2002. Meanwhile, on March 4, 2002, the defendants filed a Motion for Partial Reconsideration of the February 20, 2002 Dismissal order.

     In the provider track case, the plaintiffs assert that we and other defendants improperly (i) paid providers' claims and (ii) "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs' claims pursuant to the defendants' several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except the claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The Florida Medical Association has also announced its intent to join the action. The defendants filed a motion to dismiss the amended complaint on April 30, 2001. On October 27, 2000, the plaintiffs filed a motion for class certification. We filed our opposition to that motion on November 17, 2000. Oral argument on the motion for class certification was conducted May 7, 2001. No ruling has been issued.

     Some defendants filed appeals to the United States Court of Appeals for the Eleventh Circuit from a ruling by the district court that refused to enforce several arbitration clauses in the provider agreements with the defendants in certain respects. On March 14, 2002, the Court of Appeals upheld the district court's rulings on the arbitration issues.

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

     We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice (both for direct negligence and for vicarious liability for negligence of network providers), bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various provider arrangements, and challenges to subrogation practices. We are also subject to claims relating to performance of contractual obligations to providers and others including failure to properly pay claims and challenges to the use of certain software products in processing claims. Recent court decisions and pending state and federal legislative activity may increase our exposure for any of these types of claims.

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

Part II. Other Information, continued
Humana Inc.
Item 2:	Changes in securities
None.
Item 3:	Defaults Upon Senior Securities
None.
Item 4:	Submission of Matters to a Vote of Security Holders
None.

Item 5:	Other Information
None.

Item 6:	Exhibits and Reports on Form 8-K
(a) Exhibit Index
(b) For the quarter ended March 31, 2002, and through the date of this report, there were no reports filed on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Humana Inc.
(Registrant)

Date:	May 10, 2002	By:	/s/ James H. Bloem
James H. Bloem Senior Vice President And Chief Financial Officer (Principal Accounting Officer)

Date:	May 10, 2002	By:	/s/ Arthur P. Hipwell
Arthur P. Hipwell Senior Vice President and General Counsel