Form 10-Q
period 2002-06-30
HUMANA INC
filed 2002-08-09
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at July 31, 2002 169,501,196 shares

Humana Inc. CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$450,700	$651,420
Investment securities	1,337,776	1,389,596
Receivables, less allowance for doubtful accounts of $33,359 at June 30, 2002 and $38,539 at December 31, 2001:
Premiums	454,855	299,601
Administrative services fees	62,606	26,667
Deferred income taxes	59,082	64,221
Other	214,858	191,433

Total current assets	2,579,877	2,622,938
Property and equipment, net	462,786	461,761
Other assets:
Long-term investment securities	301,792	280,320
Goodwill	776,874	776,874
Deferred income taxes	14,277	36,582
Other	225,897	225,163

Total other assets	1,318,840	1,318,939

Total assets	$4,361,503	$4,403,638

Liabilities and Stockholders' Equity
Current liabilities:
Medical and other expenses payable	$1,194,689	$1,086,386
Trade accounts payable and accrued expenses	472,122	479,996
Book overdraft	133,279	152,757
Unearned premium revenues	82,962	325,040
Short-term debt	265,000	263,000

Total current liabilities	2,148,052	2,307,179

Long-term debt	323,366	315,489
Professional liability risks	237,298	241,431
Other long-term obligations	31,649	31,590

Total liabilities	2,740,365	2,895,689

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	-	-
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 171,476,316 shares issued in 2002 and 170,692,520 shares issued in 2001	28,579	28,449
Capital in excess of par value	931,834	922,439
Retained earnings	670,252	578,122
Accumulated other comprehensive income	18,635	11,670
Unearned stock compensation	(12,209)	(17,882)
Treasury stock, at cost, 1,958,537 shares in 2002 and 1,880,619 shares in 2001	(15,953)	(14,849)

Total stockholders' equity	1,621,138	1,507,949

Total liabilities and stockholders' equity	$4,361,503	$4,403,638

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share results)
Revenues:
Premiums	$2,743,739	$2,440,308	$5,385,551	$4,853,092
Administrative services fees	63,831	26,987	128,844	47,830
Investment and other income	24,370	30,003	50,127	60,374

Total revenues	2,831,940	2,497,298	5,564,522	4,961,296

Operating expenses:
Medical	2,316,188	2,047,245	4,510,727	4,054,374
Selling, general and administrative	414,433	365,088	849,497	733,861
Depreciation and amortization	30,237	38,929	60,033	77,705

Total operating expenses	2,760,858	2,451,262	5,420,257	4,865,940

Income from operations	71,082	46,036	144,265	95,356
Interest expense	4,377	6,845	8,781	14,523

Income before income taxes	66,705	39,191	135,484	80,833
Provision for income taxes	21,346	14,109	43,355	29,100

Net income	$45,359	$25,082	$92,129	$51,733

Basic earnings per common share	$0.28	$0.15	$0.56	$0.32

Diluted earnings per common share	$0.27	$0.15	$0.55	$0.31

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities
Net income	$92,129	$51,733
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	60,033	77,705
Provision for deferred income taxes	23,038	25,815
Payment for government audit settlement	-	(8,000)
Changes in operating assets and liabilities:
Receivables	(191,193)	28,155
Other assets	(27,728)	3,980
Medical and other expenses payable	108,303	(164,529)
Other liabilities	(16,682)	(13,635)
Unearned premium revenues	(242,078)	(25,384)
Other	10,263	(2,652)

Net cash used in operating activities	(183,915)	(26,812)

Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	-	(32,950)
Divestitures, net of cash and cash equivalents disposed	1,109	1,000
Purchases of property and equipment	(56,730)	(53,753)
Purchases of investment securities	(998,097)	(868,678)
Maturities of investment securities	177,971	256,299
Proceeds from sales of investment securities	869,436	671,717

Net cash used in investing activities	(6,311)	(26,365)

Cash flows from financing activities
Net commercial paper conduit borrowings	2,000	-
Net commercial paper repayments	-	(20,183)
Debt issue costs	(559)	-
Change in book overdraft	(19,478)	18,681
Other	7,543	(143)

Net cash used in financing activities	(10,494)	(1,645)

Decrease in cash and cash equivalents	(200,720)	(54,822)
Cash and cash equivalents at beginning of period	651,420	657,562

Cash and cash equivalents at end of period	$450,700	$602,740

Supplemental cash flow disclosures:
Interest payments	$7,535	$16,164
Income tax payments, net	$9,084	$7,728
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

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144. Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, addresses significant implementation issues related to previous guidance, and requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of Statement No. 144 did not have any impact on our financial position, results of operations, or cash flows.

     The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, or Statement 146, Accounting for Exit or Disposal Activities. Statement 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. Statement 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will be effective for exit or disposal activities that are initiated after December 31, 2002.

(2)   Goodwill and Other Intangible Assets

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, or Statement 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as the cumulative effect of a change in accounting principle at the beginning of the year. Subsequent impairments, if any, would be classified as an operating expense. Statement 142 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     We ceased amortizing goodwill upon adopting Statement 142 on January 1, 2002. We completed the transitional goodwill impairment test, which did not result in an impairment loss. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each year in connection with the annual planning process. We allocated goodwill of $633.2 million to the Commercial segment and $143.7 million to the Government segment for purposes of completing the impairment test.

     The following table adjusts net income and basic and diluted earnings per common share for the three and six months ended June 30, 2002 and 2001 to reflect the adoption of the non-amortization provisions of Statement 142 as of January 1, 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share results)

Net income:
Reported net income	$45,359	$25,082	$92,129	$51,733
Add back: goodwill amortization expense, net of tax	-	12,984	-	25,889

Adjusted net income	$45,359	$38,066	$92,129	$77,622

Basic earnings per common share:
Reported basic earnings per common share	$0.28	$0.15	$0.56	$0.32
Add back: goodwill amortization expense, net of tax	-	0.08	-	0.16

Adjusted basic earnings per common share	$0.28	$0.23	$0.56	$0.47

Diluted earnings per common share:
Reported diluted earnings per common share	$0.27	$0.15	$0.55	$0.31
Add back: goodwill amortization expense, net of tax	-	0.08	-	0.16

Adjusted diluted earnings per common share	$0.27	$0.23	$0.55	$0.47

      We amortize other intangible assets over their estimated useful lives over periods ranging from 2 to 20 years, with a weighted average life of 8.6 years. Other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets in the condensed consolidated balance sheets. Amortization expense for other intangible assets was approximately $3.9 million for the three months ended June 30, 2002, and $7.9 million for the six months then ended. The following table presents our estimate of amortization expense for all of 2002, and for each of the five succeeding fiscal years:

(in thousands)
For the years ended December 31,:
2002	$15,724
2003	$11,612
2004	$9,060
2005	$5,440
2006	$352
2007	$352

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     The following table presents details of our other intangible assets at June 30, 2002 and December 31, 2001:
	June 30, 2002			December 31, 2001
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$85,496	$64,829	$20,667	$85,496	$61,374	$24,122
Provider contracts	12,128	4,428	7,700	12,128	3,212	8,916
Government contracts	11,820	6,681	5,139	11,820	3,597	8,223
Licenses and other	5,065	1,053	4,012	5,065	945	4,120

Total other intangible assets	$114,509	$76,991	$37,518	$114,509	$69,128	$45,381

(3)   Comprehensive Income

     The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)

Net income	$45,359	$25,082	$92,129	$51,733
Net unrealized investment gains (losses), net of tax	15,332	(2,858)	6,965	3,131

Comprehensive income, net of tax	$60,691	$22,224	$99,094	$54,864

(4)   Earnings Per Common Share

     We compute basic earnings per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options and restricted shares using the treasury stock method. There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     The following table presents details supporting the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2002 and 2001:
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share results)
Net income available for common stockholders	$45,359	$25,082	$92,129	$51,733
Weighted average outstanding shares of common stock used to compute basic earnings per common share	164,853	164,099	164,555	164,077
Dilutive effect of:
Stock options	1,342	493	1,208	765
Restricted stock	2,665	1,883	2,511	2,082

Shares used to compute diluted earnings per common share	168,860	166,475	168,274	166,924

Basic earnings per common share	$0.28	$0.15	$0.56	$0.32

Diluted earnings per common share	$0.27	$0.15	$0.55	$0.31

Number of antidilutive stock options excluded from computation	4,787	6,878	4,988	6,937

(5)   Contingencies

Government Contracts

     Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare+Choice program's current reimbursement rates. We are unable to predict the outcome of these proposals or the impact they may have on our financial position, results of operations, or cash flows.

     We currently are in negotiations with the Department of Defense to extend our TRICARE contracts that expire on June 30, 2003 for Regions 3 and 4 and April 30, 2003 for Regions 2 and 5. We believe we will be able to successfully extend our TRICARE contracts for one additional year.

     Furthermore, the Department of Defense recently announced a plan to consolidate the total number of regions from eleven to three. In August 2002, the Department of Defense solicited bids to participate under the newly, consolidated region format. It is our intent to review the solicitation and to submit a bid on at least one region. If we are a successful bidder, we estimate the contract would be effective in mid 2004 and that the size of our TRICARE business would not materially change. At this time we are unable to predict whether we will be awarded a contract, the exact effective date of the contract, or the impact on our financial position, results of operations, and cash flows.

     Our Medicaid contracts in Florida and Illinois generally are annual contracts. Effective July 1, 2002, we signed two contracts in Puerto Rico covering a combined, estimated 430,000 beneficiaries in two of the eight regions in Puerto Rico's Medicaid program. These contracts each are for a three-year term, subject to annual renewals with the Health Insurance Administration in Puerto Rico.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Legal Proceedings

     Securities Litigation

     Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The complaints contained the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company's financial condition, primarily with respect to the impact of negotiations over renewal of the Company's contract with HCA, Inc., formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 and Section 20(a) of the 1934 Act. The actions were consolidated and styled In Re Humana Inc. Securities Litigation. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action. On July 31, 2002, the Court of Appeals for the Sixth Circuit issued an opinion upholding the dismissal.

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice finding that it could be refiled in the future if the insurance claims are not otherwise resolved. On July 24, 2002, the Court denied the defendants' motion for summary judgement and set the case on the Court's trial calendar for December 2, 2002.

     Managed Care Industry Purported Class Action Litigation

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

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices. The plaintiffs seek certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000. A hearing on the class certification issue was conducted on July 24, 2001. The Court has not ruled on the class certification issue.

     On February 20, 2002, the Court issued its ruling on the defendants' motions to dismiss the Second Consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all members for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called "gag clauses" that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court's refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The Court granted the motion on March 25, 2002, and the defendants filed their request with the Eleventh Circuit on April 4, 2002. On May 10, 2002, the Eleventh Circuit declined to accept the matter for review. On July 30, 2002, the District Court directed that merits discovery may commence as of September 30, 2002.

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

     On July 11, 2002, the plaintiffs requested the Court's permission to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which would purport to bring its action against all defendants. The Court has not ruled on that request. On July 30, 2002, the Court ruled that merits discovery could commence as of September 30, 2002.

     We intend to continue to defend these actions vigorously.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

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

     In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the managed health care companies' business practices, including claims payment practices and utilization management practices. We have been and continue to be subject to such reviews. Some of these have resulted in fines and could require changes in some of our practices and could also result in additional fines or other sanctions.

     We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice (both for direct negligence and for vicarious liability for negligence of network providers), bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various other provider arrangements, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Recent court decisions and pending state and federal legislative activity may increase our exposure for any of these types of claims.

     Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future.

     We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

(6)   Segment Information

     We manage our business in two segments, Commercial and Government. The Commercial segment consists of members enrolled in products marketed primarily to employer groups, and includes fully insured medical, administrative services only, or ASO, and specialty products. The Government segment consists of beneficiaries enrolled in government-sponsored programs, and includes Medicare+Choice, Medicaid and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing the Company. The segment information aggregates products with similar economic characteristics, including, among other items, similar nature of customer groups and similar pricing, benefit, and underwriting requirements. We allocate all selling, general and administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

     Our segment results for the three and six months ended June 30, 2002 and 2001, including a reconciliation to "adjusted" results which assumes the adoption of the non-amortization provisions of Statement 142, as disclosed in Note 2, on January 1, 2001, are as follows:

	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Premiums:
Fully insured	$1,353,273	$1,216,664	$2,696,534	$2,452,590
Specialty	83,814	74,844	166,541	149,585

Total premiums	1,437,087	1,291,508	2,863,075	2,602,175
Administrative services fees	25,576	20,745	50,723	41,588
Investment and other income	18,236	18,797	36,551	37,622

Total revenues	1,480,899	1,331,050	2,950,349	2,681,385

Operating expenses:
Medical	1,205,997	1,075,872	2,373,521	2,145,671
Selling, general and administrative	239,349	230,582	494,954	466,881
Depreciation and amortization	17,463	24,587	34,630	49,433

Total operating expenses	1,462,809	1,331,041	2,903,105	2,661,985

Income from operations	18,090	9	47,244	19,400
Interest expense	3,197	4,251	6,256	8,929

Income (loss) before income taxes	14,893	(4,242)	40,988	10,471

Add back: goodwill amortization expense	-	8,615	-	17,272

Adjusted income before income taxes	$14,893	$4,373	$40,988	$27,743

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$662,480	$734,944	$1,334,666	$1,469,412
TRICARE	530,938	293,757	963,323	537,603
Medicaid	113,234	120,099	224,487	243,902

Total premiums	1,306,652	1,148,800	2,522,476	2,250,917
Administrative services fees	38,255	6,242	78,121	6,242
Investment and other income	6,134	11,206	13,576	22,752

Total revenues	1,351,041	1,166,248	2,614,173	2,279,911

Operating expenses:
Medical	1,110,191	971,373	2,137,206	1,908,703
Selling, general and administrative	175,084	134,506	354,543	266,980
Depreciation and amortization	12,774	14,342	25,403	28,272

Total operating expenses	1,298,049	1,120,221	2,517,152	2,203,955

Income from operations	52,992	46,027	97,021	75,956
Interest expense	1,180	2,594	2,525	5,594

Income before income taxes	51,812	43,433	94,496	70,362
Add back: goodwill amortization expense	-	5,025	-	9,878

Adjusted income before income taxes	$51,812	$48,458	$94,496	$80,240

	Consolidated
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Premiums:	$2,743,739	$2,440,308	$5,385,551	$4,853,092
Administrative services fees	63,831	26,987	128,844	47,830
Investment and other income	24,370	30,003	50,127	60,374

Total revenues	2,831,940	2,497,298	5,564,522	4,961,296

Operating expenses:
Medical	2,316,188	2,047,245	4,510,727	4,054,374
Selling, general and administrative	414,433	365,088	849,497	733,861
Depreciation and amortization	30,237	38,929	60,033	77,705

Total operating expenses	2,760,858	2,451,262	5,420,257	4,865,940

Income from operations	71,082	46,036	144,265	95,356
Interest expense	4,377	6,845	8,781	14,523

Income before income taxes	66,705	39,191	135,484	80,833
Add back: goodwill amortization expense	-	13,640	-	27,150

Adjusted income before income taxes	$66,705	$52,831	$135,484	$107,983

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

Introduction

     Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation's largest publicly traded health benefits companies, based on our 2001 revenues of $10.2 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs and individuals. As of June 30, 2002, we had approximately 6.6 million members in our medical insurance programs, as well as approximately 2.2 million members in our specialty products programs. We have approximately 400,000 contracts with physicians, hospitals, dentists, and other providers to provide health care to our members. In the first six months of 2002, approximately 70% of our premiums and administrative services fees were derived from members located in Florida, Illinois, Texas, Kentucky, and Ohio.

     We manage our business in two segments, Commercial and Government. The Commercial segment consists of members enrolled in products marketed primarily to employer groups, and includes fully insured medical, administrative services only, or ASO, and specialty products. The Government segment consists of beneficiaries enrolled in government-sponsored programs, and includes Medicare+Choice, Medicaid and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing the Company. The segment information aggregates products with similar economic characteristics, including, among other items, similar nature of customer groups and similar pricing, benefit, and underwriting requirements. We allocate all selling, general and administrative expenses, investment and other income, and interest expense, but not assets, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Comparison of Results of Operations

     We adopted Statement of Financial Accounting Standard No.142, Goodwill and Other Intangible Assets, or Statement 142, on January 1, 2002. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment, with a transitional impairment test completed in the initial year of adoption. We completed the transitional goodwill impairment test which did not result in an impairment loss.

     The following discussion deals primarily with our results of operations for the three months ended June 30, 2002, or the 2002 quarter, and the three months ended June 30, 2001, or the 2001 quarter, as well as the six months ended June 30, 2002, or the 2002 period, and the six months ended June 30, 2001, or the 2001 period. Due to our adoption of Statement 142, goodwill amortization expense is not included in 2002. Goodwill amortization expense was $13.7 million in the 2001 quarter, and $27.2 million in the 2001 period. Any references in the following discussion to "adjusted" results assumes the adoption of the non-amortization provisions of Statement 142 on January 1, 2001.

     The following table presents certain consolidated financial data for our two segments for the three and six months ended June 30, 2002, and 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,353,273	$1,216,664	$2,696,534	$2,452,590
Specialty	83,814	74,844	166,541	149,585

Total Commercial	1,437,087	1,291,508	2,863,075	2,602,175

Medicare+Choice	662,480	734,944	1,334,666	1,469,412
TRICARE	530,938	293,757	963,323	537,603
Medicaid	113,234	120,099	224,487	243,902

Total Government	1,306,652	1,148,800	2,522,476	2,250,917

Total	$2,743,739	$2,440,308	$5,385,551	$4,853,092

Administrative services fees:
Commercial	$25,576	$20,745	$50,723	$41,588
Government	38,255	6,242	78,121	6,242

Total	$63,831	$26,987	$128,844	$47,830

Medical expense ratios:
Commercial	83.9%	83.3%	82.9%	82.5%
Government	85.0%	84.6%	84.7%	84.8%

Total	84.4%	83.9%	83.8%	83.5%

SG&A expense ratios:
Commercial	16.4%	17.6%	17.0%	17.7%
Government	13.0%	11.6%	13.6%	11.8%

Total	14.8%	14.8%	15.4%	15.0%

Income (loss) before income taxes:
Commercial	$14,893	$(4,242)	$40,988	$10,471
Government	51,812	43,433	94,496	70,362

Total	66,705	39,191	135,484	80,833

Add back: goodwill amortization:
Commercial	-	8,615	-	17,272
Government	-	5,025	-	9,878

Total	-	13,640	-	27,150

Adjusted income before income taxes:
Commercial	14,893	4,373	40,988	27,743
Government	51,812	48,458	94,496	80,240

Total	$66,705	$52,831	$135,484	$107,983

     The following table presents a comparison of our medical membership at June 30, 2002 and 2001:
	June 30,		Change
	2002	2001	Members	Percentage
Commercial segment medical members:
Fully insured	2,319,600	2,343,300	(23,700)	(1.0)
ASO	627,500	548,100	79,400	14.5

Total Commercial	2,947,100	2,891,400	55,700	1.9

Government segment medical members:
Medicare+Choice	354,100	418,000	(63,900)	(15.3)
Medicaid	487,900	488,400	(500)	(0.1)
TRICARE	1,761,000	1,725,800	35,200	2.0
TRICARE ASO	1,021,900	939,400	82,500	8.8

Total Government	3,624,900	3,571,600	53,300	1.5

Total medical membership	6,572,000	6,463,000	109,000	1.7

     Overview

     Net income was $45.4 million, or $0.27 per diluted share, in the 2002 quarter compared to $25.1 million, or $0.15 per diluted share, in the 2001 quarter. Adjusted net income for the 2001 quarter was $38.1 million, or $0.23 per diluted share. Net income was $92.1 million, or $0.55 per diluted share, in the 2002 period compared to $51.7 million, or $0.31 per diluted share, in the 2001 period. Adjusted net income for the 2001 period was $77.6 million, or $0.47 per diluted share. The increase in earnings resulted primarily from higher premium revenue and administrative services fees, partially offset by an increase in our medical expense ratio. Growth in Commercial segment profitability provided the primary source for the improvement in the 2002 quarter earnings.

     Premium Revenues and Medical Membership

     Premium revenues increased 12.4% to $2.74 billion for the 2002 quarter, compared to $2.44 billion for the 2001 quarter. For the 2002 period, premium revenues were $5.39 billion, an increase of 11.0% compared to the 2001 period. Higher premium revenues resulted primarily from strong commercial premium yields and an increase in TRICARE premiums. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in the geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

     Commercial segment premium revenues increased to $1.44 billion, or 11.3%, for the 2002 quarter compared to $1.29 billion for the 2001 quarter. For the 2002 period, our commercial segment premium revenues were $2.86 billion, an increase of 10.0% compared to the 2001 period. These increases resulted from average premium yields on our fully insured commercial business in the 12% to 14% range, partially offset by lower membership. Our fully insured commercial medical membership decreased 1.0%, or 23,700 members, to 2,319,600 at June 30, 2002 compared to 2,343,300 at June 30, 2001, which resulted from our focusing on opportunities that satisfied our strict pricing discipline.

     As expected, our Commercial segment medical membership did not significantly change from March 31, 2002. We anticipate Commercial fully insured and ASO medical membership to achieve a combined increase for all of 2002 of 3.0% to 3.5%. We also expect Commercial fully insured premium yields to continue in the 12% to 14% range for 2002.

     Government segment premium revenues increased to $1.31 billion, or 13.7%, for the 2002 quarter compared to $1.15 billion for the 2001 quarter. For the 2002 period, our government segment premium revenues were $2.52 billion, an increase of 12.1% compared to the 2001 period. These increases were primarily attributable to our TRICARE business, partially offset by a reduction in our Medicare+Choice membership. TRICARE premium revenues for the 2002 quarter were $530.9 million compared to $293.8 million for the 2001 quarter, an increase of 80.7%. For the 2002 period, TRICARE premiums were $963.3 million, an increase of 79.2% compared to the 2001 period. These year over year increases are primarily attributable to our acquisition of the TRICARE Regions 2 and 5 business on May 31, 2001, and to a lesser extent, change orders related to expanded Congressionally legislated benefits, an increase in eligible beneficiaries, and a decrease in the use of military treatment facilities. The expanded benefits for TRICARE beneficiaries mandated by Congress include, among other items, a reduction of beneficiary out-of-pocket maximum cost and an elimination of certain co-payments. Some of the Congressionally legislated benefit enhancements were approved retroactive to October 2000. Since the events of September 11, 2001, the Department of Defense restricted the use of its military facilities to active duty military personnel which resulted in a greater use of our provider networks by retired military personnel and dependents of both active duty and retired military personnel. Collectively, these actions result in higher medical expenses. Since these actions were not originally specified in our contracts with the Department of Defense, we are entitled to an equitable adjustment to the contract price via a change order or a bid price adjustment process resulting in higher premium revenue. We have recorded our best estimate of revenues and expenses related to these change orders and bid price adjustments. We are currently negotiating the final details of these change orders and bid price adjustments and differences between our current estimates and final settlement amounts, if any, will be recognized when known. Premium yield on our Medicare+Choice business for the 2002 quarter was in the 5% to 7% range. Medicare+Choice membership was 354,100 at June 30, 2002, compared to 418,000 at June 30, 2001, a decline of 63,900 members, or 15.3%. This decrease was due to our exit of various counties on January 1, 2002, as well as the attrition of some members selecting other plans in certain markets as a result of new January 1, 2002 benefit designs.

     Administrative Services Fees

     Administrative services fees for the 2002 quarter were $63.8 million, an increase of $36.8 million from $27.0 million for the 2001 quarter. For the 2002 period, our administrative services fees were $128.8 million, an increase of $81.0 million compared to the 2001 period. For the Commercial segment, administrative services fees increased $4.8 million, or 23.3%, to $25.6 million for the 2002 quarter, and increased $9.1 million when comparing the 2002 period with the 2001 period. This increase corresponds to the higher level of ASO membership at June 30, 2002, which was 627,500 members, compared to 548,100 at June 30, 2001. Administrative services fees for the Government segment increased $32.0 million when comparing the 2002 quarter with the 2001 quarter, and $71.9 million when comparing the 2002 period with the 2001 period. These increases in our Government segment administrative services fees were primarily due to the TRICARE Regions 2 and 5 acquisition, and the implementation of the TRICARE for Life benefits program effective October 1, 2001.

     Investment and Other Income

     Investment and other income totaled $24.4 million for the 2002 quarter, a decrease of $5.6 million from $30.0 million for the 2001 quarter. For the 2002 period, investment and other income totaled $50.1 million, a decrease of $10.3 million from $60.4 million for the 2001 period. These decreases resulted primarily from a combination of lower interest rates and lower realized gains on sales of investment securities partially offset by a higher average invested balance. The average yield on investment securities was 4.6% in the 2002 quarter declining from 5.2% in the 2001 quarter, and 4.6% in the 2002 period declining from 5.4% in the 2001 period. Lower realized gains reduced investment income $3.6 million for the 2002 quarter and $6.7 million for the 2002 period compared to the same period a year ago.

     Medical Expense

     Total medical expenses as a percentage of premium revenues, or medical expense ratio, for the 2002 quarter was 84.4%, increasing 50 basis points from the 2001 quarter. For the 2002 period, our medical expense ratio was 83.8% increasing 30 basis points from the 2001 period.

     The Commercial segment's medical expense ratio for the 2002 quarter was 83.9%, increasing 60 basis points from the 2001 quarter of 83.3%, and as shown in the preceding table, a similar increase was experienced comparing the 2002 period with the 2001 period. This increase primarily was due to the shift in our mix of fully insured commercial medical membership to a heavier concentration of larger size groups. Large group commercial membership, which currently represents approximately 64% of our fully insured Commercial membership (compared to 59% at June 30, 2001), traditionally experiences a higher medical expense ratio and lower selling, general and administrative expense rate than does our small group membership.

     The Government segment's medical expense ratio for the 2002 quarter was 85.0%, increasing 40 basis points from the 2001 quarter of 84.6%. For the 2002 period, the ratio was 84.7%, decreasing 10 basis points when compared to the 2001 period. The increase for the 2002 quarter is primarily attributable to TRICARE. As discussed above, TRICARE medical expense increased due to expanded benefits for TRICARE beneficiaries mandated by Congress, a greater number of eligible beneficiaries and an increase in the use of Humana's provider network rather than military treatment facilities. Since these actions were not originally specified in our contracts with the Department of Defense, we are entitled to an equitable adjustment to the contract price via a change order or a bid price adjustment process resulting in higher premium revenue. These higher medical expenses and associated premium revenues resulted in an increase in the Government medical expense ratio in the 2002 quarter.

     SG&A Expense

     Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for both the 2002 and 2001 quarters was 14.8%. For the 2002 period, the SG&A expense ratio was 15.4% compared to 15.0% for the 2001 period. TRICARE change orders and bid price adjustment discussed above that resulted in additional premium revenue also favorably impacted the SG&A expense ratio in the 2002 quarter. We anticipate that our consolidated SG&A expense ratio for the last two quarters of 2002 will range from 15.4% to 15.6%.

     The Commercial segment's SG&A expense ratio decreased 120 basis points to 16.4% comparing the 2002 quarter with the 2001 quarter, and decreased 70 basis points when comparing the 2002 period with the 2001 period. This decline was primarily due to a changing mix of members towards more larger group members and reductions in the number of our employees due to the operational efficiencies gained from streamlining various processes through technology initiatives. Costs to distribute and administer our products to large group members are lower than that of small group members.

     The Government segment's SG&A expense ratio was 13.0% for the 2002 quarter, increasing 140 basis points compared to the 2001 quarter, and increased 180 basis points when comparing the 2002 period with the 2001 period. This increase resulted from a higher proportion of revenues generated from administrative services fees, primarily from the TRICARE Regions 2 and 5 acquisition and the implementation of the TRICARE for Life benefits program effective October 1, 2001. This increase partially was offset by the favorable impact of the change orders and bid price adjustments discussed above that resulted in additional premium revenue during the 2002 quarter.

     Depreciation and amortization for the 2002 quarter totaled $30.2 million compared to adjusted depreciation and amortization of $25.3 million for the 2001 quarter, an increase of $4.9 million, or 19.6%. For the 2002 period, depreciation and amortization totaled $60.0 million compared to adjusted depreciation and amortization of $50.6 million for the 2001 period, an increase of $9.4 million, or 18.7%. These increases were the result of higher capital expenditures primarily related to our technology initiatives, and amortization expense on other intangible assets related to the TRICARE Regions 2 and 5 acquisition.

     Interest Expense

     Interest expense was $4.4 million for the 2002 quarter, compared to $6.8 million for the 2001 quarter, a decrease of $2.4 million. For the 2002 period, interest expense was $8.8 million, compared to $14.5 million for the 2001 period, a decrease of $5.7 million. These decreases primarily resulted from lower interest rates.

     Income Taxes

     On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the three and six months ended June 30, 2002 was approximately 32%, compared to 36% for the same periods of 2001. The lower effective tax rate in 2002 resulted from the cessation of goodwill amortization on January 1, 2002, partially offset by a lower proportion of tax-exempt investment income to pretax income.

     Membership

     The following table presents our medical and specialty membership at the end of each quarter for both 2002 and 2001:
	2002		2001
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Commercial segment:
Fully insured	2,319,600	2,332,400	2,301,300	2,332,700	2,343,300	2,387,900
ASO	627,500	621,800	592,500	577,800	548,100	547,200

Total Commercial	2,947,100	2,954,200	2,893,800	2,910,500	2,891,400	2,935,100

Government segment:
Medicare+Choice	354,100	363,700	393,900	406,100	418,000	428,100
Medicaid	487,900	476,800	490,800	456,600	488,400	493,200
TRICARE	1,761,000	1,742,300	1,714,600	1,712,700	1,725,800	1,070,900
TRICARE ASO	1,021,900	997,900	942,700	942,700	939,400	-

Total Government	3,624,900	3,580,700	3,542,000	3,518,100	3,571,600	1,992,200

Total medical members	6,572,000	6,534,900	6,435,800	6,428,600	6,463,000	4,927,300

Specialty Membership:
Commercial segment	2,222,900	2,246,200	2,262,000	2,267,700	2,240,700	2,266,600

Liquidity

     The following table presents cash flows for the six months ended June 30, 2002 and 2001, excluding the effects of the timing of the Medicare+Choice premium receipts:
	Six months ended June 30,
	2002	2001
	(in thousands)
Cash flows used in operating activities	$(183,915)	$(26,812)
Timing of Medicare+Choice premium receipts	216,628	(2,454)

Normalized cash flows provided by (used in) operating activities	$32,713	$(29,266)

     The Medicare+Choice premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we receive this payment at the end of the previous month. This receipt is significant, the timing of which causes material fluctuation in operating cash flows. Normalized operating cash flows assume these monthly receipts were received in the month in which they are applicable, providing a better comparison.

     Normalized operating cash flows were $32.7 million in the 2002 period, compared to a use of operating cash flows of $29.3 million in the 2001 period, an increase of $62.0 million. This increase primarily was attributable to higher net income and the increase in medical and other expenses payable. Medical and other expenses payable increased $108.3 million during the 2002 period, primarily as a result of membership growth and an increase in payables associated with our TRICARE business, and declined $164.5 million during the 2001 period due to reductions in both claim inventories on-hand and membership levels.

     Throughout all of fiscal year 2001, we reduced the level of claim inventories on-hand, a direct result of our focused effort to improve service and operational efficiencies. The pace of claim inventory reduction slowed during the 2002 period to only $15.1 million compared to $132.0 for all of 2001. The following table presents the approximate number of claims on-hand and their estimated aggregate valuation at June 30, 2002 and December 31, 2001. Claims on hand represent the number of provider requests for reimbursement that have been received but not yet processed and paid.
	Number of
	Claims	Estimated
	On-hand	Valuation
		(in thousands)
June 30, 2002	513,100	$110,300
December 31, 2001	518,100	125,448

Change	(5,000)	$(15,148)

     The following table presents details of premium and ASO receivables at June 30, 2002 and December 31, 2001:
	June 30,	Dec. 31,	Change
	2002	2001	Dollars	Percentage
	(Dollars in thousands)
TRICARE	$370,522	$185,186	$185,336	100.1
Commercial and other	146,939	141,082	5,857	4.2

Total	$517,461	$326,268	$191,193	58.6

     Receivables increased $191.2 million, or 58.6%, during the 2002 period primarily related to TRICARE. TRICARE receivables increased due to the change orders and bid price adjustments discussed above. Of the $370.5 million TRICARE receivables at June 30, 2002, $188.8 million relates to our base contract, all of which we collect monthly in the ordinary course of business. The remaining $181.7 million primarily relates to change orders and bid price adjustments during the 2002 period for expanded Congressionally legislated benefits, an increase in eligible beneficiaries, and a decrease in the use of military treatment facilities. We expect to collect substantially all of these TRICARE change order and bid price adjustment receivables prior to December 31, 2002 based upon our discussions with the Department of Defense and historical experience.

     Debt

     The following table presents our short-term, long-term and total debt outstanding at June 30, 2002 and December 31, 2001:
	June 30,	December 31,
	2002	2001
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$265,000	$-
Commercial paper program	-	263,000

Total short-term debt	265,000	263,000

Long-term debt:
Senior notes	317,666	309,789
Other long-term borrowings	5,700	5,700

Total long-term debt	323,366	315,489

Total debt	$588,366	$578,489

     Senior Notes

     The $300 million 71/4% senior, unsecured notes are due August 1, 2006.

     In order to hedge the risk of changes in the fair value of our $300 million, 71/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 71/4% fixed interest rate under our senior notes for a variable interest rate, which was 3.54% at June 30, 2002. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements is estimated based on quoted market prices of comparable agreements and reflects the amounts we would receive (or pay) to terminate the agreements at the reporting date. The swap agreements, which are included in other long-term assets, had a fair value of $18.3 million at June 30, 2002, and $10.5 million at December 31, 2001. Likewise, the carrying value of our senior notes has been increased by $18.3 million at June 30, 2002, and $10.5 million at December 31, 2001 to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

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

     These credit agreements contain customary restrictive and financial covenants as well as customary events of defaults, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. The minimum net worth requirement was $1,137.2 million at June 30, 2002, and increases by 50% of consolidated net income each quarter. The minimum interest coverage ratio is generally calculated by dividing interest expense into earnings before interest and tax expense, or EBIT. The maximum leverage ratio is generally calculated by dividing debt into earnings before interest, taxes, depreciation and amortization expense, or EBITDA. EBIT and EBITDA used to calculate compliance with these financial covenants is based upon four consecutive quarters. The current minimum interest coverage ratio of 3.0, increases to 3.5 effective December 31, 2002, and to 4.0 effective December 31, 2003. The current maximum leverage ratio of 3.0 declines to 2.75 effective December 31, 2002, and to 2.5 effective December 31, 2003. We were in compliance with all covenants at June 30, 2002, including the more restrictive future minimum interest coverage and maximum leverage requirements.

     Commercial Paper Programs

     We maintain and issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Aggregate borrowing under both the credit agreement and commercial paper program cannot exceed $530 million. We also maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. The weighted average interest rate on our conduit commercial paper borrowings was 2.18% at June 30, 2002. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

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

     At June 30, 2002, we maintained aggregate statutory capital and surplus of $1,014.9 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements, which aggregated $555.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity's solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at June 30, 2002, each of our subsidiaries would be in compliance, and we would have $395.6 million of aggregate capital and surplus above the minimum level required under RBC.

     Stock Repurchase Plan

     In July 2002, our Board of Directors authorized the use of up to $100 million in total for the repurchase of our common shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. As of August 8, 2002, we had purchased 1.4 million shares for an aggregate purchase price of $16.9 million, or $12.06 per share.

     Future Liquidity Needs

     We believe that funds from future operating cash flows and funds available under our credit agreements and commercial paper program are sufficient to meet future liquidity needs. We also believe these sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

     Capital Expenditures

     Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, and customer service. Our capital expenditures were $56.7 million for the six months ended June 30, 2002, compared to $53.8 million for the six months ended June 30, 2001. Excluding acquisitions, we expect our total capital expenditures in 2002 will be approximately $115 million, which is equal to the amount for 2001. Most of our 2002 capital expenditures will be used to fund our technology initiatives and for the expansion and improvement of administrative facilities.

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

     These factors may include:

  increased use of medical facilities and services, including prescription drugs;
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

     If we do not design and price our products properly and competitively, our total membership and our profitability could decline.

     We are in a highly competitive industry. Premium increases, introduction of new product designs and other actions could affect our membership. Other actions which could affect membership include the possible exit of Medicare+Choice service areas and the exit of Commercial products in certain markets. If membership does not increase as we expect, or if it declines, or if we lose accounts with favorable medical cost experience while retaining accounts with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

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

     The managed care industry continues to receive significant negative publicity reflecting the public perception of the industry. This publicity and perception have been accompanied by increased litigation, including some large jury awards, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products or services, and may increase the regulatory burdens under which we operate and require us to pay large judgements or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

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

  patients' bill of rights;
  rules tightening time periods in which claims must be paid;
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

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payor and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we must make significant systems enhancements and invest in new technical solutions. The compliance date for standard transactions and code sets rules may be extended by any covered entity until October 17, 2003 by submitting a request to the Secretary of Health and Human Services by October 16, 2002. We intend to file for the extension. Under the new HIPAA privacy rules, we must comply with a variety of requirements concerning the use and disclosure of individuals' protected health information, establish rigorous internal procedures to protect health information and enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

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

     On November 21, 2000, the Department of Labor published its final regulation on claims review procedures under the Employee Retirement Security Act of 1974, or ERISA. The claims procedure regulation applies to all employee benefit plans governed by ERISA, whether benefits are provided through insurance products or are self-funded. As a result, the new claims review regulation impacts nearly all employer and union-sponsored health and disability plans, except church and government plans. Similar to legislation recently passed by many states, the new ERISA claims procedures impose shorter and more detailed procedures for processing and reviewing claims and appeals. According to the Department of Labor, however, its ERISA claims regulation does not preempt state insurance and utilization review laws that impose different procedures or time lines, unless complying with the state law would make compliance with the new ERISA regulation impossible. Unlike its state counterparts, the ERISA claims rule does not provide for independent external review to decide disputed medical questions. Instead, the federal regulation will generally make it easier for claimants to avoid state-mandated internal and external review processes and to file suit in federal court. Because the processes and timelines established by the new ERISA claims rules are similar to existing state requirements, although different in many of their particulars, it is difficult to estimate the cost of bringing the Company's claims procedures into compliance. The new ERISA claims rules generally became effective July 1, 2002 or the first day of the first plan year beginning after July 1, 2002, whichever is later. In any case, health plans must comply with the new rules with respect to all claims filed on or after January 1, 2003.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This legislation addresses a number of issues concerning corporate governance. Among its many provisions are ones:

  establishing new disclosure requirements applicable to companies and their CEO's and CFO's, restricting certain executive officer and director transactions and accelerating stock transaction reporting, imposing new obligations on corporate audit committees,
  establishing a new regulatory body to oversee public company auditors, redefining the relationship between the auditors and their clients, imposing new rules of professional responsibility on attorneys and securities analysts, and enhancing a variety of criminal penalties and enforcement measures for securities-related offenses.

     We intend to fully implement these requirements as they become effective, and do not believe that this legislation will have a material adverse affect upon our financial condition, results of operations, or cash flows.

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

  at June 30, 2002, under one of our CMS contracts, we provided health insurance coverage to approximately 229,900 members in Florida. This contract accounted for approximately 16% of our total premiums and ASO fees for the six months ended June 30, 2002. The termination of this contract would likely have a material adverse effect upon our financial condition, results of operations, and cash flows;
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Humana Inc.

     We are exposed to market risks, such as changes in interest rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. A portion of our natural offsets changed when we issued $300 million 71/4% senior notes during 2001. This change was mitigated when we entered into interest rate swap agreements as discussed in Management's Discussion and Analysis herein. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Part 2. Other Information
Humana Inc.

Item 1: Legal Proceedings

     Securities Litigation

     Six purported class action complaints were filed in 1999 in the United States District Court for the Western District of Kentucky at Louisville by purported stockholders of the Company against the Company and certain of its current and former directors and officers. The complaints contained the same or substantially similar allegations; namely, that the Company and the individual defendants knowingly or recklessly made false or misleading statements in press releases and public filings concerning the Company's financial condition, primarily with respect to the impact of negotiations over renewal of the Company's contract with HCA, Inc., formerly Columbia/HCA Healthcare Corporation, which took effect April 1, 1999. The complaints alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 and Section 20(a) of the 1934 Act. The actions were consolidated and styled In Re Humana Inc. Securities Litigation. On November 7, 2000, the United States District Court for the Western District of Kentucky issued a Memorandum Opinion and Order dismissing the action. On July 31, 2002, the Court of Appeals for the Sixth Circuit issued an opinion upholding the dismissal.

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice finding that it could be refiled in the future if the insurance claims are not otherwise resolved. On July 24, 2002, the Court denied the defendants' motion for summary judgement and set the case on the Court's trial calendar for December 2, 2002.

     Managed Care Industry Purported Class Action Litigation

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

     In the subscriber track cases, the plaintiffs seek a recovery under RICO for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices. The plaintiffs seek certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. We filed our opposition to the motion for class certification on November 15, 2000. A hearing on the class certification issue was conducted on July 24, 2001. The Court has not ruled on the class certification issue.

     On February 20, 2002, the Court issued its ruling on the defendants' motions to dismiss the Second Consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all members for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called "gag clauses" that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court's refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The Court granted the motion on March 25, 2002, and the defendants filed their request with the Eleventh Circuit on April 4, 2002. On May 10, 2002, the Eleventh Circuit declined to accept the matter for review. On July 30, 2002, the District Court directed that merits discovery may commence as of September 30, 2002.

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

     On July 11, 2002, the plaintiffs requested the Court's permission to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which would purport to bring its action against all defendants. The Court has not ruled on that request. On July 30, 2002, the Court ruled that merits discovery could commence as of September 30, 2002.

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

     In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the managed health care companies' business practices, including claims payment practices and utilization management practices. We have been and continue to be subject to such reviews. Some of these have resulted in fines and could require changes in some of our practices and could also result in additional fines or other sanctions.

     We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice (both for direct negligence and for vicarious liability for negligence of network providers), bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various other provider arrangements, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Recent court decisions and pending state and federal legislative activity may increase our exposure for any of these types of claims.

     Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future.

     We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the recent negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

Part II. Other Information, continued
Humana Inc.
Item 2:	Changes in securities
	None.
Item 3:	Defaults Upon Senior Securities
	None.
Item 4:	Submission of Matters to a Vote of Security Holders
(a)	The regular annual meeting of the stockholders of Humana Inc. was held in Louisville, Kentucky on May 16, 2002, for the purpose of electing the Board of Directors.
(b)

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors. All of management's nominees for directors were elected.

(c)	The stockholders approved the election of the following persons as directors of the Company:
		Name	For	Withheld
		Charles M. Brewer	118,449,518	1,789,423
		Michael E. Gellert	118,700,732	1,538,209
		John R. Hall	118,753,387	1,485,554
		David A. Jones	118,680,168	1,558,773
		David A. Jones, Jr.	118,763,764	1,475,177
		Irwin Lerner	118,689,193	1,549,748
		Michael B. McCallister	118,798,175	1,440,766
		W. Ann Reynolds, Ph.D.	118,368,603	1,870,338

Item 5:	Other Information

The Securities and Exchange Commission has announced that it will routinely issue Form 10-K comment letters to each of the Fortune 500 companies. Humana has received its comment letter which contained seven comments. The comments focused on expanded or supplemental disclosures, and none of the comments would require us to restate our consolidated financial position, results of operations, or cash flows. We have submitted our response to the letter, and expect that the substance of our response will be accepted by the SEC. The rationale for noting our receipt of a comment letter is the current heightened sensitivity regarding corporate accounting practices rather than any materiality in the comments themselves.

Item 6:	Exhibits and Reports on Form 8-K
	(a)	Exhibit Index
		Exhibit 99.1	CEO certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		Exhibit 99.2	CFO certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(b)	For the quarter ended June 30, 2002, and through the date of this report, there were no reports filed on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Humana Inc.
(Registrant)

Date:	August 9, 2002	By:	/s/ James H. Bloem
James H. Bloem Senior Vice President And Chief Financial Officer (Principal Accounting Officer)

Date:	August 9, 2002	By:	/s/ Arthur P. Hipwell
Arthur P. Hipwell Senior Vice President and General Counsel