Form 10-Q
period 2002-09-30
HUMANA INC
filed 2002-11-12
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at October 31, 2002 165,254,130 shares

Humana Inc. CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$375,736	$651,420
Investment securities	1,420,524	1,389,596
Receivables, less allowance for doubtful accounts of $32,606 at September 30, 2002 and $38,539 at December 31, 2001:
Premiums	489,518	299,601
Administrative services fees	67,762	26,667
Deferred income taxes	50,691	64,221
Other	180,272	191,433

Total current assets	2,584,503	2,622,938
Property and equipment, net	462,453	461,761
Other assets:
Long-term investment securities	317,346	280,320
Goodwill	776,874	776,874
Deferred income taxes	147	36,582
Other	238,007	225,163

Total other assets	1,332,374	1,318,939

Total assets	$4,379,330	$4,403,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical and other expenses payable	$1,164,431	$1,086,386
Trade accounts payable and accrued expenses	475,885	479,996
Book overdraft	104,402	152,757
Unearned premium revenues	89,977	325,040
Short-term debt	265,000	263,000

Total current liabilities	2,099,695	2,307,179

Long-term debt	334,061	315,489
Professional liability risks	247,690	241,431
Other long-term obligations	30,440	31,590

Total liabilities	2,711,886	2,895,689

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	-	-
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 171,303,567 shares issued in 2002 and 170,692,520 shares issued in 2001	28,551	28,449
Capital in excess of par value	930,942	922,439
Retained earnings	722,583	578,122
Accumulated other comprehensive income	35,819	11,670
Unearned stock compensation	(9,059)	(17,882)
Treasury stock, at cost, 4,028,137 shares in 2002 and 1,880,619 shares in 2001	(41,392)	(14,849)

Total stockholders' equity	1,667,444	1,507,949

Total liabilities and stockholders' equity	$4,379,330	$4,403,638

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share results)
Revenues:
Premiums	$2,752,336	$2,541,483	$8,137,887	$7,394,575
Administrative services fees	61,056	39,943	189,900	87,773
Investment and other income	28,235	29,448	78,362	89,822

Total revenues	2,841,627	2,610,874	8,406,149	7,572,170

Operating expenses:
Medical	2,301,021	2,117,283	6,811,748	6,171,657
Selling, general and administrative	429,019	398,799	1,278,516	1,132,660
Depreciation and amortization	30,523	41,456	90,556	119,161

Total operating expenses	2,760,563	2,557,538	8,180,820	7,423,478

Income from operations	81,064	53,336	225,329	148,692
Interest expense	4,107	5,945	12,888	20,468

Income before income taxes	76,957	47,391	212,441	128,224
Provision for income taxes	24,626	17,061	67,981	46,161

Net income	$52,331	$30,330	$144,460	$82,063

Basic earnings per common share	$0.32	$0.18	$0.88	$0.50

Diluted earnings per common share	$0.31	$0.18	$0.86	$0.49

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities
Net income	$144,460	$82,063
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	90,556	119,161
Provision for deferred income taxes	34,221	40,288
Payment for government audit settlement	-	(8,000)
Changes in operating assets and liabilities:
Receivables	(231,012)	14,251
Other assets	268	13,839
Medical and other expenses payable	78,045	(155,907)
Other liabilities	4,742	10,236
Unearned premium revenues	(235,063)	(55,491)
Other	12,481	(602)

Net cash (used in) provided by operating activities	(101,302)	59,838

Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	-	(32,700)
Divestitures, net of cash and cash equivalents disposed	1,109	1,050
Purchases of property and equipment	(83,581)	(82,173)
Purchases of investment securities	(1,639,803)	(1,359,676)
Maturities of investment securities	273,199	421,498
Proceeds from sales of investment securities	1,339,124	964,520

Net cash used in investing activities	(109,952)	(87,481)

Cash flows from financing activities
Net revolving credit agreement repayments	-	(250,000)
Net commercial paper conduit borrowings	2,000	-
Net commercial paper repayments	-	(79,952)
Proceeds from issuance of senior notes	-	299,277
Proceeds from other borrowings	-	5,700
Debt issue costs	(559)	(3,240)
Change in book overdraft	(48,355)	(7,630)
Common stock repurchases	(25,439)	(1,867)
Other	7,923	(374)

Net cash used in financing activities	(64,430)	(38,086)

Decrease in cash and cash equivalents	(275,684)	(65,729)
Cash and cash equivalents at beginning of period	651,420	657,562

Cash and cash equivalents at end of period	$375,736	$591,833

Supplemental cash flow disclosures:
Interest payments	$8,099	$20,193
Income tax payments, net	$25,552	$2,534
See accompanying notes to condensed consolidated financial statements.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited

(1)   Basis of Presentation

     The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. References throughout this document to "we," "us," "our," the "Company," and "Humana," mean Humana Inc. and all entities we own. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2001, that was filed with the Securities and Exchange Commission, or the SEC, on March 28, 2002, as well as the Form S-3 Registration Statement that we filed with the SEC on October 8, 2002.

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

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144. Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, addresses significant implementation issues related to previous guidance, and requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of Statement No. 144 did not have a material impact on our financial position, results of operations or cash flows.

     The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, or Statement 146, Accounting for Exit or Disposal Activities. Statement 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. Statement 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002.

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

     The following table adjusts net income and basic and diluted earnings per common share for the three and nine months ended September 30, 2002 and 2001 to reflect the non-amortization of goodwill assuming the non-amortization provisions of Statement 142 were adopted as of January 1, 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share results)

Net income:
Reported net income	$52,331	$30,330	$144,460	$82,063
Add back: goodwill amortization expense, net of tax	-	13,184	-	39,073

Adjusted net income	$52,331	$43,514	$144,460	$121,136

Basic earnings per common share:
Reported basic earnings per common share	$0.32	$0.18	$0.88	$0.50
Add back: goodwill amortization expense, net of tax	-	0.08	-	0.24

Adjusted basic earnings per common share	$0.32	$0.27	$0.88	$0.74

Diluted earnings per common share:
Reported diluted earnings per common share	$0.31	$0.18	$0.86	$0.49
Add back: goodwill amortization expense, net of tax	-	0.08	-	0.23

Adjusted diluted earnings per common share	$0.31	$0.26	$0.86	$0.73

      We amortize other intangible assets over their estimated useful lives ranging from 2 to 20 years, with a weighted average life of 8.6 years. Other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets in the condensed consolidated balance sheets. Amortization expense for other intangible assets was approximately $3.9 million and $11.8 million for the three and nine months ended September 30, 2002, respectively, and $4.0 million and $9.4 million for the three and nine months ended September 30, 2001, respectively. The following table presents our estimate of amortization expense for all of 2002, and for each of the five succeeding fiscal years:

(in thousands)
For the years ended December 31:
2002	$15,724
2003	$11,612
2004	$9,060
2005	$5,440
2006	$352
2007	$352

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     The following table presents details of our other intangible assets at September 30, 2002 and December 31, 2001:
	September 30, 2002			December 31, 2001
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$85,496	$66,556	$18,940	$85,496	$61,374	$24,122
Provider contracts	12,128	5,036	7,092	12,128	3,212	8,916
Government contracts	11,820	8,222	3,598	11,820	3,597	8,223
Licenses and other	5,065	1,107	3,958	5,065	945	4,120

Total other intangible assets	$114,509	$80,921	$33,588	$114,509	$69,128	$45,381

(3)   Comprehensive Income

     The following table presents details supporting the computation of comprehensive income for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)

Net income	$52,331	$30,330	$144,460	$82,063
Net unrealized investment gains, net of tax	17,184	11,844	24,149	14,975

Comprehensive income, net of tax	$69,515	$42,174	$168,609	$97,038

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

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     The following table presents details supporting the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2002 and 2001:
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share results)
Net income available for common stockholders	$52,331	$30,330	$144,460	$82,063

Weighted average outstanding shares of common stock used to compute basic earnings per common share	163,933	164,110	164,348	164,088
Dilutive effect of:
Stock options	885	656	1,107	729
Restricted stock	2,716	1,977	2,787	2,047

Shares used to compute diluted earnings per common share	167,534	166,743	168,242	166,864

Basic earnings per common share	$0.32	$0.18	$0.88	$0.50

Diluted earnings per common share	$0.31	$0.18	$0.86	$0.49

Number of antidilutive stock options excluded from computation	5,081	5,876	4,947	6,250

(5)   Stock Repurchase Plan

     In July 2002, the Board of Directors authorized the use of up to $100 million in total for the repurchase of our common shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. As of November 11, 2002, we had purchased 4.1 million shares for an aggregate purchase price of $49.7 million, or $12.12 per share.

(6)   Contingencies

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

    We currently are in negotiations with the Department of Defense to extend for up to two years our TRICARE contracts that expire on June 30, 2003 for Regions 3 and 4 and April 30, 2003 for Regions 2 and 5. We believe we will be able to successfully extend our TRICARE contracts for at least one additional year under substantially the same terms.

    Furthermore, the Department of Defense recently announced a plan to consolidate the total number of prime contracts from seven to three under the new T-Nex (TRICARE Next Generation) program. It is our intent to submit a bid no later than January 15, 2003 to participate in at least one contract. The Department of Defense has stated that a bidder can be awarded only one prime contract, although a bidder would be allowed to secondarily participate in another contract. An announcement of the awards is expected in mid to late 2003 with transition to the new regions not expected until sometime in 2004. We believe that the size of our TRICARE business would not materially change if we are a successful bidder on one prime contract. At this time we are unable to predict whether we will be awarded a contract, the exact effective date of the contract, or the impact on our financial position, results of operations, and cash flows.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     Effective July 1, 2002, we signed two contracts in Puerto Rico covering a combined, estimated 430,000 beneficiaries in two of the eight regions in Puerto Rico's Medicaid program. The term of each of these contracts is three years, subject to annual renewals with the Health Insurance Administration in Puerto Rico. Our Medicaid contracts in Florida and Illinois, representing 14% of total Medicaid membership as of September 30, 2002, generally are annual contracts.

     The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations and cash flows.

Legal Proceedings

     Securities Litigation

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice finding that it could be refiled in the future if the insurance claims are not otherwise resolved. On July 24, 2002, the Court denied the defendants' motion for summary judgment and set the case on the Court's trial calendar for December 2, 2002. Both parties have asked the Court to postpone the trial.

     Managed Care Industry Purported Class Action Litigation

     We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, or the Court, and are now styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and eight other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

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

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

     On February 20, 2002, the Court issued its ruling on the defendants' motions to dismiss the Second Consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all plaintiffs for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called "gag clauses" that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court's refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The Court granted the motion on March 25, 2002, and the defendants filed their request with the Eleventh Circuit on April 4, 2002. On May 10, 2002, the Eleventh Circuit declined to accept the matter for review. On July 30, 2002, the District Court directed that merits discovery could commence as of September 30, 2002. The plaintiffs sought certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. On September 26, 2002, the Court denied the plaintiffs' request for class certification. On October 10, 2002, the plaintiffs asked the Court to reconsider its ruling on that issue. The Court has not ruled on the reconsideration motion. The Court set a trial date on the individual named plaintiffs' claims for May 19, 2003.

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

     On September 26, 2002, the Court granted the plaintiffs' request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint.

     Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 30, 2002. The class includes two subclasses. A national subclass consists of medical doctors who provided services to any person insured by a defendant when the doctor has a claim against such defendant and is not required to arbitrate that claim. A California subclass consists of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim. On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. The District Court has ruled that discovery can proceed during the pendency of the request to the Eleventh Circuit.

     The Court set a trial date of May 19, 2003.

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

     We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

(7)   Segment Information

     We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements. Results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

     Our segment results for the three and nine months ended September 30, 2002 and 2001, including a reconciliation to "adjusted" results which assumes the adoption of the non-amortization provisions of Statement 142, as disclosed in Note 2, on January 1, 2001, are as follows:

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Premiums:
Fully insured:
HMO	$656,803	$539,390	$1,936,472	$1,598,014
PPO	723,094	691,379	2,139,959	2,085,344

Total fully insured	1,379,897	1,230,769	4,076,431	3,683,358
Specialty	84,806	76,954	251,347	226,540

Total premiums	1,464,703	1,307,723	4,327,778	3,909,898
Administrative services fees	26,567	20,921	77,290	62,509
Investment and other income	23,594	18,114	60,145	55,736

Total revenues	1,514,864	1,346,758	4,465,213	4,028,143

Operating expenses:
Medical	1,235,141	1,087,832	3,608,662	3,233,503
Selling, general and administrative	253,737	232,877	748,691	699,757
Depreciation and amortization	18,052	24,208	52,682	73,642

Total operating expenses	1,506,930	1,344,917	4,410,035	4,006,902

Income from operations	7,934	1,841	55,178	21,241
Interest expense	3,394	3,569	9,650	12,498

Income (loss) before income taxes	4,540	(1,728)	45,528	8,743

Add back: goodwill amortization expense	-	8,155	-	25,427

Adjusted income before income taxes	$4,540	$6,427	$45,528	$34,170

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) Unaudited

	Government Segment
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$647,265	$721,079	$1,981,931	$2,190,491
TRICARE	521,466	398,690	1,484,789	936,293
Medicaid	118,902	113,991	343,389	357,893

Total premiums	1,287,633	1,233,760	3,810,109	3,484,677
Administrative services fees	34,489	19,022	112,610	25,264
Investment and other income	4,641	11,334	18,217	34,086

Total revenues	1,326,763	1,264,116	3,940,936	3,544,027

Operating expenses:
Medical	1,065,880	1,029,451	3,203,086	2,938,154
Selling, general and administrative	175,282	165,922	529,825	432,903
Depreciation and amortization	12,471	17,248	37,874	45,519

Total operating expenses	1,253,633	1,212,621	3,770,785	3,416,576

Income from operations	73,130	51,495	170,151	127,451
Interest expense	713	2,376	3,238	7,970

Income before income taxes	72,417	49,119	166,913	119,481
Add back: goodwill amortization expense	-	5,811	-	15,689

Adjusted income before income taxes	$72,417	$54,930	$166,913	$135,170

	Consolidated
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Premiums	$2,752,336	$2,541,483	$8,137,887	$7,394,575
Administrative services fees	61,056	39,943	189,900	87,773
Investment and other income	28,235	29,448	78,362	89,822

Total revenues	2,841,627	2,610,874	8,406,149	7,572,170

Operating expenses:
Medical	2,301,021	2,117,283	6,811,748	6,171,657
Selling, general and administrative	429,019	398,799	1,278,516	1,132,660
Depreciation and amortization	30,523	41,456	90,556	119,161

Total operating expenses	2,760,563	2,557,538	8,180,820	7,423,478

Income from operations	81,064	53,336	225,329	148,692
Interest expense	4,107	5,945	12,888	20,468

Income before income taxes	76,957	47,391	212,441	128,224
Add back: goodwill amortization expense	-	13,966	-	41,116

Adjusted income before income taxes	$76,957	$61,357	$212,441	$169,340

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

Introduction

     Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation's largest publicly traded health benefits companies, based on our 2001 revenues of $10.2 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs and individuals. As of September 30, 2002, we had approximately 6.6 million members in our medical insurance programs, as well as approximately 2.2 million members in our specialty products programs. We have approximately 400,000 contracts with physicians, hospitals, dentists, and other providers to provide health care to our members. In the first nine months of 2002, approximately 70% of our premiums and administrative services fees were derived from members located in Florida, Illinois, Texas, Kentucky and Ohio.

     We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements. Results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

     Our business strategy focuses on maintaining our existing strength in the Government segment and on increasing the Commercial segment profitability by improving all aspects of our organization and engaging our members through the use of:

  innovative product and benefit designs;
  processes designed to streamline our business while providing members with enhanced service; and
  technology.

     Our innovative consumer-driven product and benefit designs give members an expanded role in selecting benefits and cost responsibility. We have instituted processes that streamline our business and provide enhanced member service, including instituting methods to alert our members to potential cost savings. By engaging our members, we believe we can effectively address rising health care costs for our members and alleviate premium increases for the employers through which we provide health care benefits to our members. We support our strategy through education, tools and technology that we provide primarily through the Internet. This helps enhance the consumer-driven experience for both employers and our members. In June 2002, we introduced HumanaOne, our first product marketed directly to individuals. We have introduced this product in select markets where we can utilize existing networks and distribution channels. We believe we are well-positioned to take advantage of growth opportunities in our industry because of these innovations.

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

     The following discussion deals primarily with our results of operations for the three months ended September 30, 2002, or the 2002 quarter, and the three months ended September 30, 2001, or the 2001 quarter, as well as the nine months ended September 30, 2002, or the 2002 period, and the nine months ended September 30, 2001, or the 2001 period. Due to our adoption of Statement 142, goodwill amortization expense is not included in 2002. Goodwill amortization expense was $13.9 million in the 2001 quarter, and $41.1 million in the 2001 period. Any references in the following discussion to "adjusted" results assumes the adoption of the non-amortization provisions of Statement 142 on January 1, 2001.

     The following table presents certain consolidated financial data for our two segments for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,379,897	$1,230,769	$4,076,431	$3,683,358
Specialty	84,806	76,954	251,347	226,540

Total Commercial	1,464,703	1,307,723	4,327,778	3,909,898

Medicare+Choice	647,265	721,079	1,981,931	2,190,491
TRICARE	521,466	398,690	1,484,789	936,293
Medicaid	118,902	113,991	343,389	357,893

Total Government	1,287,633	1,233,760	3,810,109	3,484,677

Total	$2,752,336	$2,541,483	$8,137,887	$7,394,575

Administrative services fees:
Commercial	$26,567	$20,921	$77,290	$62,509
Government	34,489	19,022	112,610	25,264

Total	$61,056	$39,943	$189,900	$87,773

Medical expense ratios:
Commercial	84.3%	83.2%	83.4%	82.7%
Government	82.8%	83.4%	84.1%	84.3%

Total	83.6%	83.3%	83.7%	83.5%

SG&A expense ratios:
Commercial	17.0%	17.5%	17.0%	17.6%
Government	13.3%	13.2%	13.5%	12.3%

Total	15.2%	15.4%	15.4%	15.1%

16
	Three months ended Septe0mber 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except ratios)

Income (loss) before income taxes:
Commercial	$4,540	$(1,728)	$45,528	$8,743
Government	72,417	49,119	166,913	119,481

Total	76,957	47,391	212,441	128,224

Add back: goodwill amortization:
Commercial	-	8,155	-	25,427
Government	-	5,811	-	15,689

Total	-	13,966	-	41,116

Adjusted income before income taxes:
Commercial	4,540	6,427	45,528	34,170
Government	72,417	54,930	166,913	135,170

Total	$76,957	$61,357	$212,441	$169,340

     The following table presents a comparison of our medical membership at September 30, 2002 and 2001:
	September 30,		Change
	2002	2001	Members	Percentage
Commercial segment medical members:
Fully insured	2,323,600	2,332,700	(9,100)	(0.4)%
ASO	658,600	577,800	80,800	14.0

Total Commercial	2,982,200	2,910,500	71,700	2.5

Government segment medical members:
Medicare+Choice	349,000	406,100	(57,100)	(14.1)
Medicaid	506,100	456,600	49,500	10.8
TRICARE	1,755,700	1,712,700	43,000	2.5
TRICARE ASO	1,038,400	942,700	95,700	10.2

Total Government	3,649,200	3,518,100	131,100	3.7

Total medical membership	6,631,400	6,428,600	202,800	3.2%

     Overview

     Net income was $52.3 million, or $0.31 per diluted share, in the 2002 quarter compared to $30.3 million, or $0.18 per diluted share, in the 2001 quarter. Adjusted net income for the 2001 quarter was $43.5 million, or $0.26 per diluted share. Net income was $144.5 million, or $0.86 per diluted share, in the 2002 period compared to $82.1 million, or $0.49 per diluted share, in the 2001 period. Adjusted net income for the 2001 period was $121.1 million, or $0.73 per diluted share. The increase in earnings resulted primarily from higher premium revenues and administrative services fees, partially offset by an increase in our medical expense ratio.

     Premium Revenues and Medical Membership

     Premium revenues increased 8.3% to $2.75 billion for the 2002 quarter, compared to $2.54 billion for the 2001 quarter. For the 2002 period, premium revenues were $8.14 billion, an increase of 10.1% compared to the 2001 period. Higher premium revenues resulted primarily from strong commercial premium yields and an increase in TRICARE premiums. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in the geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

     Commercial segment premium revenues increased to $1.46 billion, or 12.0%, for the 2002 quarter compared to $1.31 billion for the 2001 quarter. For the 2002 period, our commercial segment premium revenues were $4.33 billion, an increase of 10.7% compared to the 2001 period of $3.91 billion. These increases resulted from strong premium yields on our fully insured commercial business, partially offset by lower fully insured commercial membership. Fully insured commercial premium yield continued to fall within the range of 12% to 14% for the 2002 quarter and 2002 period. Our fully insured commercial medical membership decreased 0.4%, or 9,100 members, to 2,323,600 at September 30, 2002 compared to 2,332,700 at September 30, 2001, which resulted from our focusing on opportunities that satisfied our strict pricing discipline.

     We expect fully insured commercial premium yields to continue in the 12% to 14% range for the full year of 2002. We have been pricing for 2003 using the assumption that medical cost trends will accelerate slightly and accordingly, anticipate premium yields of 13% to 15% for 2003. In 2003, we expect to increase Commercial medical membership by 4% to 5%.

     Government segment premium revenues increased to $1.29 billion, or 4.4%, for the 2002 quarter compared to $1.23 billion for the 2001 quarter. For the 2002 period, our government segment premium revenues were $3.81 billion, an increase of 9.3% compared to the 2001 period of $3.48 billion. These increases were primarily attributable to our TRICARE business, partially offset by a reduction in our Medicare+Choice membership. TRICARE premium revenues for the 2002 quarter were $521.5 million compared to $398.7 million for the 2001 quarter, an increase of 30.8%. For the 2002 period, TRICARE premiums were $1.48 billion, an increase of 58.6% compared to the 2001 period. The 2002 quarter increase is primarily attributable to change orders related to expanded Congressionally legislated benefits, an increase in eligible beneficiaries, a decrease in the use of military treatment facilities and other negotiated changes. The expanded benefits for TRICARE beneficiaries mandated by Congress include, among other items, a reduction of beneficiary out-of-pocket maximum cost and an elimination of certain co-payments. Some of the Congressionally legislated benefit enhancements were approved retroactive to October 2000. For a period of time after September 11, 2001, the Department of Defense restricted the use of its military facilities to active duty military personnel which resulted in a greater use of our provider networks by retired military personnel and dependents of both active duty and retired military personnel. Collectively, these actions result in higher medical expenses. Since these actions were not originally specified in our contracts with the Department of Defense, we are entitled to an equitable adjustment to the contract price via a change order or a bid price adjustment process resulting in higher premium revenue. We have recorded our best estimate of revenues and expenses related to these change orders and bid price adjustments based upon all available information, including completed and in-process negotiations. Differences between our current estimates and final settlement, if any, will be recognized when known. The 2002 period increase results from our acquisition of TRICARE Regions 2 and 5 on May 31, 2001 as well as the change order and bid price adjustments discussed above.

     Medicare+Choice premium yield continued to fall within the range of 4% to 6% for the 2002 quarter. We expect this yield will continue in the 4% to 6% range for the full year of 2002. Medicare+Choice membership was 349,000 at September 30, 2002, compared to 406,100 at September 30, 2001, a decline of 57,100 members, or 14.1%. This decrease was due to our exit of various counties on January 1, 2002, as well as the attrition of some members selecting other plans in certain markets as a result of new January 1, 2002 benefit designs. During the 2002 quarter, we filed applications to renew our contracts effective January 1, 2003 to serve Medicare+Choice members in all ten markets where we currently offer Medicare+Choice HMO plans. The applications include a request to exit some counties within these markets affecting approximately 10,600 members.

     Administrative Services Fees

     Administrative services fees for the 2002 quarter were $61.1 million, an increase of $21.2 million from $39.9 million for the 2001 quarter. For the 2002 period, our administrative services fees were $189.9 million, an increase of $102.1 million compared to the 2001 period. For the Commercial segment, administrative services fees increased $5.6 million, or 27.0%, to $26.6 million for the 2002 quarter, and increased $14.8 million when comparing the 2002 period with the 2001 period. This increase corresponds to the higher level of ASO membership at September 30, 2002, which was 658,600 members, compared to 577,800 at September 30, 2001. Administrative services fees for the Government segment increased $15.5 million when comparing the 2002 quarter with the 2001 quarter, and $87.3 million when comparing the 2002 period with the 2001 period. These increases in our Government segment administrative services fees were primarily due to the implementation of the TRICARE for Life benefits program effective October 1, 2001.

     Investment and Other Income

     Investment and other income totaled $28.2 million for the 2002 quarter, a decrease of $1.2 million from $29.4 million for the 2001 quarter. For the 2002 period, investment and other income totaled $78.4 million, a decrease of $11.4 million from $89.8 million for the 2001 period. These decreases resulted primarily from lower interest rates partially offset by an increase in revenues from ancillary businesses and lower realized gains on sales of investment securities in the 2002 period. Lower interest rates decreased investment income $1.8 million for the 2002 quarter and $7.0 million for the 2002 period compared to the same periods a year ago. The average yield on investment securities was 4.6% in the 2002 quarter declining from 5.0% in the 2001 quarter, and 4.6% in the 2002 period declining from 5.3% in the 2001 period. Revenues from ancillary businesses increased other income $1.2 million for the 2002 quarter and $3.0 million for the 2002 period compared to the same periods a year ago. Lower realized gains reduced investment income $6.4 million for the 2002 period compared to the same period a year ago.

     Medical Expense

     Total medical expenses as a percentage of premium revenues, or medical expense ratio, for the 2002 quarter was 83.6%, increasing 30 basis points from the 2001 quarter. For the 2002 period, our medical expense ratio was 83.7% increasing 20 basis points from the 2001 period.

     The Commercial segment's medical expense ratio for the 2002 quarter was 84.3%, increasing 110 basis points from the 2001 quarter of 83.2%, and as shown in the preceding table, a similar increase was experienced comparing the 2002 period with the 2001 period. This increase primarily was due to the shift in our mix of fully insured commercial medical membership to a heavier concentration of large size groups. Additionally, we experienced higher than anticipated medical cost trends in Chicago attributable to transitioning approximately 50,000 commercial HMO members from capitated to fee-for-service arrangements. Large group commercial membership, which currently represents approximately 65% of our fully insured Commercial membership (compared to 61% at September 30, 2001), traditionally experiences a higher medical expense ratio and lower selling, general and administrative expense rate than does our small group membership.

     The Government segment's medical expense ratio for the 2002 quarter was 82.8%, decreasing 60 basis points from the 2001 quarter of 83.4%. For the 2002 period, the ratio was 84.1%, decreasing 20 basis points when compared to the 2001 period. These decreases are primarily attributable to TRICARE change order and bid price adjustments and a shift in the mix of members from Medicare+Choice to TRICARE. As discussed above, TRICARE medical expense increased due to expanded benefits for TRICARE beneficiaries mandated by Congress, a greater number of eligible beneficiaries, an increase in the use of Humana's provider network rather than military treatment facilities and other negotiated changes. Since these actions were not originally specified in our contracts with the Department of Defense, we are entitled to an equitable adjustment to the contract price via a change order or a bid price adjustment process resulting in higher premium revenue. These higher premium revenues resulted in a decrease in the Government medical expense ratio in the 2002 quarter. In addition, a greater proportion of the Government segment's membership has shifted from Medicare+Choice to TRICARE. TRICARE's medical expense ratio is typically lower than the Medicare+Choice medical expense ratio.

     SG&A Expense

     Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2002 quarter was 15.2%, decreasing 20 basis points from the 2001 quarter. For the 2002 period, the SG&A expense ratio was 15.4%, increasing 30 basis points from the 2001 period.

     The Commercial segment's SG&A expense ratio decreased 50 basis points to 17.0% comparing the 2002 quarter with the 2001 quarter, and decreased 60 basis points when comparing the 2002 period with the 2001 period. This decline was primarily due to a changing mix of members towards more larger group members and reductions in the number of our employees due to the operational efficiencies gained from streamlining various processes through technology initiatives and the reduction of claim inventory levels. Costs to distribute and administer our products to large group members are lower than that of small group members.

     The Government segment's SG&A expense ratio was 13.3% for the 2002 quarter, increasing 10 basis points compared to the 2001 quarter, and increased 120 basis points when comparing the 2002 period with the 2001 period. This increase resulted from a higher proportion of revenues generated from administrative services fees, primarily from the implementation of the TRICARE for Life benefits program effective October 1, 2001. This increase partially was offset by the favorable impact of the change orders and bid price adjustments discussed above that resulted in additional premium revenue during the 2002 quarter.

     In addition, operational efficiencies gained from streamlining various processes through technology initiatives and the reduction of claim inventory levels as detailed in the "Liquidity" section herein will enable us to begin to identify and remove additional administrative expenses from our business during the fourth quarter and throughout 2003.

     Depreciation and amortization for the 2002 quarter totaled $30.5 million compared to adjusted depreciation and amortization of $27.5 million for the 2001 quarter, an increase of $3.0 million, or 11.0%. For the 2002 period, depreciation and amortization totaled $90.6 million compared to adjusted depreciation and amortization of $78.0 million for the 2001 period, an increase of $12.6 million, or 16.0%. These increases were primarily the result of higher capital expenditures related to our technology initiatives. The 2002 period also increased due to an increase in amortization expense on other intangible assets related to the May 31, 2001 TRICARE Regions 2 and 5 acquisition.

     Interest Expense

     Interest expense was $4.1 million for the 2002 quarter, compared to $5.9 million for the 2001 quarter, a decrease of $1.8 million. For the 2002 period, interest expense was $12.9 million, compared to $20.5 million for the 2001 period, a decrease of $7.6 million. These decreases primarily resulted from lower interest rates.

     Income Taxes

     On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the three and nine months ended September 30, 2002 was approximately 32%, compared to 36% for the same periods of 2001. The lower effective tax rate in 2002 resulted primarily from the cessation of non-deductible goodwill amortization on January 1, 2002, partially offset by a lower proportion of tax-exempt investment income to pretax income. The cessation of non-deductible goodwill amortization lowered our effective tax rate approximately 7% while the lower proportion of tax-exempt investment income increased our effective tax rate approximately 3%.

     Membership

     The following table presents our medical and specialty membership at the end of each quarter for both 2002 and 2001:
	2002			2001
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Commercial segment:
Fully insured	2,323,600	2,319,600	2,332,400	2,301,300	2,332,700	2,343,300	2,387,900
ASO	658,600	627,500	621,800	592,500	577,800	548,100	547,200

Total Commercial	2,982,200	2,947,100	2,954,200	2,893,800	2,910,500	2,891,400	2,935,100

Government segment:
Medicare+Choice	349,000	354,100	363,700	393,900	406,100	418,000	428,100
Medicaid	506,100	487,900	476,800	490,800	456,600	488,400	493,200
TRICARE	1,755,700	1,761,000	1,742,300	1,714,600	1,712,700	1,725,800	1,070,900
TRICARE ASO	1,038,400	1,021,900	997,900	942,700	942,700	939,400	-

Total Government	3,649,200	3,624,900	3,580,700	3,542,000	3,518,100	3,571,600	1,992,200

Total medical members	6,631,400	6,572,000	6,534,900	6,435,800	6,428,600	6,463,000	4,927,300

Specialty Membership:
Commercial segment	2,217,900	2,222,900	2,246,200	2,262,000	2,267,700	2,240,700	2,266,600

     Capitation

     In a limited number of circumstances, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a medical expense ratio ranging from 82% to 89%. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

     In some circumstances, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include capitation payments for services rendered, we process substantially all of the claims under these arrangements.

     The following table presents membership under these various arrangements at September 30, 2002 and 2001:
	Commercial Segment			Government Segment
	Fully Insured	ASO	Total Segment	Medicare+ Choice	Medicaid	TRICARE	TRICARE ASO	Total Segment	Consol. Total Medical
Membership
September 30, 2002
Capitated HMO hospital system based	151,600	-	151,600	47,100	11,200	-	-	58,300	209,900
Capitated HMO physician group based	70,300	-	70,300	11,600	209,000	-	-	220,600	290,900
Risk-sharing	69,400	-	69,400	149,400	217,200	-	-	366,600	436,000
Other	2,032,300	658,600	2,690,900	140,900	68,700	1,755,700	1,038,400	3,003,700	5,694,600

Total	2,323,600	658,600	2,982,200	349,000	506,100	1,755,700	1,038,400	3,649,200	6,631,400

September 30, 2001
Capitated HMO hospital system based	158,700	-	158,700	58,800	11,200	-	-	70,000	228,700
Capitated HMO physician group based	92,500	-	92,500	17,900	164,300	-	-	182,200	274,700
Risk-sharing	88,600	-	88,600	148,400	166,100	-	-	314,500	403,100
Other	1,992,900	577,800	2,570,700	181,000	115,000	1,712,700	942,700	2,951,400	5,522,100

Total	2,332,700	577,800	2,910,500	406,100	456,600	1,712,700	942,700	3,518,100	6,428,600

Membership Distribution
September 30, 2002
Capitated HMO hospital system based	6.5%	-	5.1%	13.5%	2.2%	-	-	1.6%	3.2%
Capitated HMO physician group based	3.0	-	2.4	3.3	41.3	-	-	6.1	4.4
Risk-sharing	3.0	-	2.3	42.8	42.9	-	-	10.0	6.6
Other	87.5	100.0	90.2	40.4	13.6	100.0	100.0	82.3	85.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

September 30, 2001
Capitated HMO hospital system based	6.8%	-	5.5%	14.5%	2.4%	-	-	2.0%	3.5%
Capitated HMO physician group based	4.0	-	3.2	4.4	36.0	-	-	5.2	4.3
Risk-sharing	3.8	-	3.0	36.5	36.4	-	-	8.9	6.3
Other	85.4	100.0	88.3	44.6	25.2	100.0	100.0	83.9	85.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity

     The following table presents cash flows for the nine months ended September 30, 2002 and 2001, excluding the effects of the timing of the Medicare+Choice premium receipts:

	Nine months ended September 30,
	2002	2001
	(in thousands)
Cash flows (used in) provided by operating activities	$(101,302)	$59,838
Timing of Medicare+Choice premium receipts	216,628	5,766

Normalized cash flows provided by operating activities	$115,326	$65,604

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

     Normalized operating cash flows were $115.3 million in the 2002 period, compared to $65.6 million in the 2001 period, an increase of $49.7 million. This increase primarily was attributable to higher net income and the increase in medical and other expenses payable offset by higher TRICARE receivables. Medical and other expenses payable increased $78.0 million during the 2002 period, primarily as a result of membership growth and an increase in payables associated with our TRICARE business, and declined $155.9 million during the 2001 period due to reductions in both claim inventories on-hand and membership levels.

     Throughout all of fiscal year 2001, we reduced the level of claim inventories on-hand, a direct result of our focused effort to improve service and operational efficiencies. The pace of claim inventory reduction slowed during the 2002 period to only $16.6 million compared to $132.0 million for all of 2001. The following table presents the approximate number of claims on-hand and their estimated aggregate valuation at September 30, 2002 and December 31, 2001. Claims on hand represent the number of provider requests for reimbursement that have been received but not yet processed and paid.
	Number of Days Claims On-hand	Number of Claims On-hand	Estimated Valuation

			(in thousands)

September 30, 2002	4.75	496,200	$108,800
December 31, 2001	4.96	518,100	125,448

Change	(0.21)	(21,900)	$(16,648)

     The following table presents details of net premium and ASO receivables at September 30, 2002 and December 31, 2001:
	September 30,	December 31,	Change
	2002	2001	Dollars	Percentage
	(Dollars in thousands)
TRICARE	$420,510	$185,186	$235,324	127.1%
Commercial and other	136,770	141,082	(4,312)	(3.1)

Total	$557,280	$326,268	$231,012	70.8%

     Receivables increased $231.0 million, or 70.8%, during the 2002 period primarily related to TRICARE. TRICARE receivables increased due to the change orders and bid price adjustments. Of the $420.5 million in TRICARE receivables at September 30, 2002, $187.2 million relates to our base contract, all of which we collect monthly in the ordinary course of business. The remaining $233.3 million relates to change orders and bid price adjustments during the 2002 period for expanded Congressionally legislated benefits, an increase in eligible beneficiaries, a decrease in the use of military treatment facilities and other negotiated changes. We collected $84.5 million related to change orders and bid price adjustments during October 2002. We continue to anticipate that the majority of our change orders and bid price adjustments will be collected by the end of 2002 based upon our discussions with the Department of Defense and historical experience.

     Debt

     The following table presents our short-term, long-term and total debt outstanding at September 30, 2002 and December 31, 2001:
	September 30,	December 31,
	2002	2001
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$265,000	$-
Commercial paper program	-	263,000

Total short-term debt	265,000	263,000

Long-term debt:
Senior notes	328,413	309,789
Other long-term borrowings	5,648	5,700

Total long-term debt	334,061	315,489

Total debt	$599,061	$578,489

Senior Notes

     The $300 million 71/4% senior, unsecured notes, or senior notes, are due August 1, 2006.

     In order to hedge the risk of changes in the fair value of our senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 71/4% fixed interest rate under our senior notes for a variable interest rate, which was 3.47% at September 30, 2002. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements is estimated based on quoted market prices of comparable agreements and reflects the amounts we would receive (or pay) to terminate the agreements at the reporting date. The swap agreements, which are included in other long-term assets, had a fair value of $29.0 million at September 30, 2002, and $10.5 million at December 31, 2001. Likewise, the carrying value of our senior notes has been increased by $29.0 million at September 30, 2002, and $10.5 million at December 31, 2001 to their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

     Credit Agreements

     We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. A one-year term out option converts the outstanding borrowings, if any, under the credit agreement to a one-year term loan upon expiration. The 4-year revolving credit agreement expires in October 2005, unless extended. On October 2, 2002, we renewed the 364-day revolving credit agreement. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both the 4-year and 364-day agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either the 4-year or 364-day revolving credit agreements will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

     These credit agreements contain customary restrictive and financial covenants as well as customary events of defaults, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. The minimum net worth requirement was $1,163.4 million at September 30, 2002, and increases by 50% of consolidated net income each quarter. The minimum interest coverage ratio is generally calculated by dividing interest expense into earnings before interest and tax expense, or EBIT. The maximum leverage ratio is generally calculated by dividing debt into earnings before interest expense, tax expense, depreciation and amortization expense, or EBITDA. EBIT and EBITDA used to calculate compliance with these financial covenants is based upon four consecutive quarters. The current minimum interest coverage ratio of 3.0, increases to 3.5 effective December 31, 2002, and to 4.0 effective December 31, 2003. The current maximum leverage ratio of 3.0 declines to 2.75 effective December 31, 2002, and to 2.5 effective December 31, 2003. At September 30, 2002, our net worth of $1,667.4 million, leverage ratio of 1.5 and interest coverage ratio of 14.9 all exceeded the applicable requirement, including the more restrictive future minimum interest coverage and maximum leverage requirements.

     Commercial Paper Programs

     We maintain and issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Aggregate borrowing under both the credit agreement and commercial paper program cannot exceed $530 million. We also maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. The weighted average interest rate on our conduit commercial paper borrowings was 2.18% at September 30, 2002. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

     Shelf Registration

     On October 8, 2002, we filed a universal shelf registration with the SEC to register debt or equity securities, from time to time, up to a total of $600 million, with the amount, price and terms to be determined at the time of the sale. Once it becomes effective, we have the ability to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

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

     At September 30, 2002, we maintained aggregate statutory capital and surplus of $1,010.6 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements, which aggregated $559.0 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity's solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at September 30, 2002, each of our subsidiaries would be in compliance, and we would have $387.6 million of aggregate capital and surplus above the minimum level required under RBC.

     Stock Repurchase Plan

     In July 2002, the Board of Directors authorized the use of up to $100 million in total for the repurchase of our common shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. As of November 11, 2002, we had purchased 4.1 million shares for an aggregate purchase price of $49.7 million, or $12.12 per share.

     Future Liquidity Needs

     We believe that funds from future operating cash flows and funds available under our credit agreements and commercial paper program are sufficient to meet future liquidity needs. We also believe these sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

     Capital Expenditures

     Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, and customer service. Our capital expenditures were $83.6 million for the nine months ended September 30, 2002, compared to $82.2 million for the nine months ended September 30, 2001. Excluding acquisitions, we expect our total capital expenditures in 2002 will range from $110 million to $115 million, which is approximately equal to the amount for 2001 of $115.0 million. Most of our 2002 capital expenditures will relate to our technology initiatives and the improvement of administrative facilities.

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

     We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, allocations of some centralized expenses and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, competition, government regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums.

     These factors may include:

  increased use of medical facilities and services, including prescription drugs;
  increased cost of individual services;
  termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;
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

     We are in a highly competitive industry. Many of our competitors are more established in the health care industry and have a larger market share and greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service, and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices.

     Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among others could affect our membership. Other actions that could affect membership include the possible exit of Medicare+Choice service areas and the exit of commercial products in some markets. If we do not compete effectively in our markets, if membership does not increase as we expect, or if it declines, or if we lose accounts with favorable medical cost experience while retaining accounts with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

     If we fail to manage prescription drug costs successfully, our financial results could suffer.

     In general, prescription drug costs have been rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry that creates consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. In order to control prescription drug costs, we have implemented multi-tiered copayment benefit designs for prescription drugs, including our four-tiered copayment benefit design, Rx4. We are also evaluating other multi-tiered designs. We cannot assure that these efforts will be successful in controlling costs. Failure to control these costs could have a material adverse effect on our financial position, results of operations and cash flows.

     We are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages.

     We are a party to a variety of legal actions that affect our business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and shareholder suits involving alleged securities fraud.

     We and some of our competitors in the health benefits business are defendants in a number of purported class action lawsuits. These include separate suits against us and five of our competitors that purport to be brought on behalf of members of managed care plans, which we refer to as the subscriber track cases. In addition, there is a single action against us and eight of our competitors that purports to be brought on behalf of health care providers, which we refer to as the provider track case. These suits allege breaches of federal statutes, including Employee Retirement Income Security Act, as amended, or ERISA, and Racketeer Influenced and Corrupt Organizations Act, or RICO.

     In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

  claims relating to the denial of health care benefits;
  challenges to the use of some software products utilized in administering claims;
  medical malpractice actions;
  allegations of anti-competitive and unfair business activities;
  provider disputes over compensation and termination of provider contracts;
  disputes related to self-funded business, including actions alleging claim administration errors;
  claims related to the failure to disclose some business practices; and
  claims relating to customer audits and contract performance.

     In some cases, substantial non-economic or punitive damages as well as treble damages under the federal False Claims Act, RICO and other statutes may be sought. While we currently have insurance coverage for some of these potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded.

     In addition, some types of damages, like punitive damages, may not be covered by insurance, particularly in those jurisdictions in which coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

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

     The managed care industry continues to receive significant negative publicity reflecting the public perception of the industry. This publicity and perception have been accompanied by increased litigation, including some large jury awards, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products or services, may increase the regulatory burdens under which we operate and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

     If we fail to effectively implement our operational and strategic initiatives, our business could be materially adversely affected.

     Our future performance depends in large part upon our management team's ability to execute our strategy to position the company for the future. This strategy includes the growth of our Commercial segment business, introduction of new products and benefit designs, the successful implementation of our e-business initiatives and the selection and adoption of new technologies. We believe that the adoption of new technologies will contribute toward a reduction in administrative costs as we more closely align our workforce with our membership. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the company for future growth. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

     Our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, increases our costs of doing business and could adversely affect our profitability.

     The health care industry in general, and health management organizations, or HMOs, and preferred provider organizations in particular, are subject to substantial federal and state government regulation, including:

  regulation relating to minimum net worth;
  licensing requirements;
  approval of policy language and benefits;
  mandated benefits and processes;
  provider compensation arrangements;
  member disclosure;
  premium rates; and
  periodic examinations by state and federal agencies.

     State regulations require our licensed, operating subsidiaries to maintain minimum net worth requirements and restrict some investment activities. Additionally, those regulations restrict the ability of our subsidiaries to make dividend payments, loans, loan repayments or other payments to us.

     In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

  mandatory benefits and products, including a Medicare pharmacy benefit or discount card;
  rules tightening time periods in which claims must be paid;
  patients' bill of rights;
  defining medical necessity;
  health insurance access;
  provider compensation and contract language;
  disclosure of provider fee schedules and other data impacting payments to providers;
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

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payor and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we must make significant systems enhancements and invest in new technical solutions. The compliance date for standard transactions and code sets rules may be extended by any covered entity until October 17, 2003 by submitting a request to the Secretary of Health and Human Services by October 16, 2002. The Department of Health and Human Services has indicated that a submission of a properly completed extension plan is sufficient to secure a one-year extension. We timely submitted our requests for extension. Under the new HIPAA privacy rules, we must comply with a variety of requirements concerning the use and disclosure of individuals' protected health information, establish rigorous internal procedures to protect health information and enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

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

     On November 21, 2000, the Department of Labor published its final regulation on claims review procedures under ERISA. The claims procedure regulation applies to all employee benefit plans governed by ERISA, whether benefits are provided through insurance products or are self-funded. As a result, the new claims review regulation impacts nearly all employer and union-sponsored health and disability plans, except church and government plans. Similar to legislation recently passed by many states, the new ERISA claims procedures impose shorter and more detailed procedures for processing and reviewing claims and appeals. According to the Department of Labor, however, its ERISA claims regulation does not preempt state insurance and utilization review laws that impose different procedures or time lines, unless complying with the state law would make compliance with the new ERISA regulation impossible. Unlike its state counterparts, the ERISA claims rule does not provide for independent external review to decide disputed medical questions. Instead, the federal regulation will generally make it easier for claimants to avoid state-mandated internal and external review processes and to file suit in federal court. The new ERISA claims rules generally became effective July 1, 2002 or the first day of the first plan year beginning after July 1, 2002, whichever is later. In any case, health plans must comply with the new rules with respect to all claims filed on or after January 1, 2003.

     We are also subject to various governmental audits and investigations. These can include audits and investigations by state attorneys general, Centers for Medicare and Medicaid Services, or CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice and state Departments of Insurance and Departments of Health. These activities could result in the loss of licensure or the right to participate in various programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

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
  the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;
  at September 30, 2002, under one of our CMS contracts, we provided health insurance coverage to approximately 228,700 members in Florida. This contract accounted for approximately 16% of our total premiums and ASO fees for the nine months ended September 30, 2002. The termination of this contract would likely have a material adverse effect upon our financial condition, results of operations and cash flows;
  higher comparative medical costs;
  government regulatory and reporting requirements;
  higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups;
  the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act; and
  state budget constraints.

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

     In any particular market, providers could refuse to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may, in some cases, compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be adversely affected.

     In some situations, we have contracts with individual or groups of primary care physicians for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members (i.e. capitation). The inability of providers to properly manage costs under these arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us, even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations.

     Our ability to obtain funds from our subsidiaries is restricted.

     Because we operate as a holding company, we are dependent upon dividends, administrative expense reimbursements, and intercompany transfers of funds from our subsidiaries to fund the obligations of the parent company. These subsidiaries generally are regulated by state departments of insurance. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. We are also required by law to maintain specific proscribed minimum amounts of capital in these subsidiaries. In addition, we normally notify the state departments of insurance prior to making payments that do not require approval.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Humana Inc.

     We are exposed to market risks, such as changes in interest rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. A portion of our natural offsets changed when we issued senior notes during 2001. This change was mitigated when we entered into interest rate swap agreements as discussed in Management's Discussion and Analysis herein. Changes in the fair value of the senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

     No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
Item 4. Controls and Procedures

     Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including our internal controls are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out our evaluation.

Part 2. Other Information
Humana Inc.

Item 1: Legal Proceedings

     Securities Litigation

     In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice finding that it could be refiled in the future if the insurance claims are not otherwise resolved. On July 24, 2002, the Court denied the defendants' motion for summary judgment and set the case on the Court's trial calendar for December 2, 2002. Both parties have asked the Court to postpone the trial.

     Managed Care Industry Purported Class Action Litigation

     We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payor industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, or the Court, and are now styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and eight other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

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

     On February 20, 2002, the Court issued its ruling on the defendants' motions to dismiss the Second Consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all plaintiffs for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called "gag clauses" that assertedly prohibited doctors from freely communicating with members. On March 1, 2002, we and other defendants requested that the Court allow us to ask the United States Court of Appeals for the Eleventh Circuit to review the Court's refusal to follow the decision by the Court of Appeals for the Third Circuit in Maio v. Aetna that would have resulted in dismissal of the RICO claims. The Court granted the motion on March 25, 2002, and the defendants filed their request with the Eleventh Circuit on April 4, 2002. On May 10, 2002, the Eleventh Circuit declined to accept the matter for review. On July 30, 2002, the District Court directed that merits discovery could commence as of September 30, 2002. The plaintiffs sought certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. On September 26, 2002, the Court denied the plaintiffs' request for class certification. On October 10, 2002, the plaintiffs asked the Court to reconsider its ruling on that issue. The Court has not ruled on the reconsideration motion. The Court set a trial date on the individual named plaintiffs' claims for May 19, 2003.

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

     On September 26, 2002, the Court granted the plaintiffs' request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint.

     Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 30, 2002. The class includes two subclasses. A national subclass consists of medical doctors who provided services to any person insured by a defendant when the doctor has a claim against such defendant and is not required to arbitrate that claim. A California subclass consists of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim. On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. The District Court has ruled that discovery can proceed during the pendency of the request to the Eleventh Circuit.

     The Court set a trial date of May 19, 2003.

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

     We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the increased litigation which has accompanied the negative publicity and public perception of our industry adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

Part II. Other Information, continued
Humana Inc.
Item 2:	Changes in securities
None.
Item 3:	Defaults Upon Senior Securities
None.
Item 4:	Submission of Matters to a Vote of Security Holders
None.
Item 5:	Other Information
None.
Item 6:	Exhibits and Reports on Form 8-K
	(a)	Exhibit Index
	10.1	Amended and Restated 364-Day Credit Agreement, dated as of October 2, 2002.
	10.2	Amended and Restated RFC Loan Agreement, dated as of October 2, 2002.
	12.1	Computation of ratio of earnings to fixed charges.
	99.1	CEO certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	CFO certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	For the quarter ended September 30, 2002, and through the date of this report, the following reports were filed on Form 8-K:
(1) On August 9, 2002, we filed a report on Form 8-K containing the CEO and CFO certifications pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.
(2) On September 6, 2002, we filed a report on Form 8-K regarding the resignation of Kenneth J. Fasola, Chief Operating Officer - Market Operations, effective September 4, 2002.
(3) On September 10, 2002, we filed a report on Form 8-K regarding our plans for future participation in the Medicare+Choice business in 2003.
(4) On September 26, 2002, we filed a report on Form 8-K relating to our Investor Day Presentation in New York, New York on September 25, 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Humana Inc. (Registrant)

Date:	November 12, 2002	By:	/s/ JAMES H. BLOEM
James H. Bloem Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date:	November 12, 2002	By:	/s/ ARTHUR P. HIPWELL
Arthur P. Hipwell Senior Vice President and General Counsel

CERTIFICATION PURSUANT TO SECTION 302 OF Sarbanes-Oxley ACT OF 2002
I, Michael B. McCallister, principal executive officer of Humana Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Humana Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:		November 12, 2002

Signature		/s/ MICHAEL B. MCCALLISTER
Michael B. McCallister Principal Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF Sarbanes-Oxley ACT OF 2002
I, James H. Bloem, principal financial officer of Humana Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Humana Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:		November 12, 2002

Signature		/s/ JAMES H. BLOEM
James H. Bloem Principal Financial Officer