Form 10-K
period 2002-12-31
HUMANA INC
filed 2003-03-21
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the Registrant’s definitive proxy or information statements incorporated by reference in Parts II and III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☑    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2002 was $480,270,991 calculated using the average price on such date of $15.59.

The number of shares outstanding of the Registrant’s Common Stock as of March 19, 2003 was 160,767,347.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporates herein by reference portions of the Registrant’s Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 15, 2003.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

PART I

ITEM 1.    BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc. referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health benefits companies, based on our 2002 revenues of $11.3 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of December 31, 2002, we had approximately 6.6 million members in our medical insurance programs, as well as approximately 1.6 million members in our specialty products programs. We have approximately 425,000 contracts with physicians, hospitals, dentists and other providers to provide health care to our members. In 2002, approximately 70% of our premiums and administrative services fees resulted from members located in Florida, Illinois, Texas, Kentucky, and Ohio. We derived approximately 44% of our premiums and administrative services fees from contracts with the federal government in 2002. Under two federal government contracts with the Department of Defense, we provide health insurance coverage to the TRICARE members, accounting for approximately 19% of our total premiums and administrative services fees in 2002. Under one federal government contract with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage to approximately 228,400 Medicare+Choice members in Florida, accounting for approximately 16% of our total premiums and administrative services fees in 2002.

We were organized as a Delaware corporation in 1964. Our principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202, and the telephone number at that address is (502) 580-1000. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or the Exchange Act.

We have made available free of charge on or through our Internet website (http://www.humana.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Proxy Statements, and since November 15, 2002 we expanded the data available on our website to include all reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

This Annual Report on Form 10-K contains both historical and forward-looking information. See the “Cautionary Statements” section in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of a number of factors that could adversely affect our results.

Business Segments

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits, and underwriting requirements.

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Strategy

Our business strategy centers on increasing Commercial segment profitability while maintaining our existing strength in the Government segment. Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of innovative and consumer-centric product designs which are supported by service excellence and industry-leading electronic capabilities, including education, tools and technologies provided primarily through the Internet. The intent of our Commercial segment strategy is to enable us to further penetrate high potential commercial markets and to transform the traditional consumer experience for both employers and members to result in a high degree of consumer satisfaction, loyalty and brand awareness. We are in the process of reducing our administrative cost structure primarily to support our Commercial strategy.

Our Products

The following table presents our segment membership, premiums and ASO fees by product for the year ended December 31, 2002:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
Commercial:
Fully insured:
HMO	1,147,100	—	$2,610,926	$—	$2,610,926	23.4%
PPO	1,193,200	—	2,888,107	—	2,888,107	25.8%

Total fully insured	2,340,300	—	5,499,033	—	5,499,033	49.2%
Administrative services only	652,200	—	—	103,203	103,203	0.9%
Specialty	—	1,640,000	337,295	—	337,295	3.1%

Total Commercial	2,992,500	1,640,000	5,836,328	103,203	5,939,531	53.2%

Government:
Medicare+Choice	344,100	—	2,629,597	—	2,629,597	23.5%
Medicaid	506,000	—	462,998	—	462,998	4.1%
TRICARE	1,755,800	—	2,001,474	—	2,001,474	17.9%
TRICARE ASO	1,048,700	—	—	141,193	141,193	1.3%

Total Government	3,654,600	—	5,094,069	141,193	5,235,262	46.8%

Total	6,647,100	1,640,000	$10,930,397	$244,396	$11,174,793	100.0%

Our Products Marketed to Commercial Segment Members

New Generation of Products

We have developed a range of innovative products that we believe will be a solution for employers who are consistently facing double-digit premium increases as medical costs also continue to rise at that same level. Our new generation of products encompass more choices for the individual consumer, transparency of provider costs, guidance when consumers need it most, and benefit designs that engage consumers in the financial implications of the choices they make with respect to their health care. Innovative tools and technology are available to assist consumers with these decisions, including trade-offs between higher premiums and point-of-service costs at the time consumers choose their plans, and ways in which the consumers can maximize their individual benefits at the point they use their plans. These products are sold to employers with Humana as the sole carrier, but are available as either a fully insured or self-funded option to employers.

HMO

Our health maintenance organization, or HMO, products provide prepaid health insurance coverage to our members through a network of independent primary care physicians, specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners and pediatricians. Generally, the member’s primary care physician must approve access to certain specialty physicians and other health care providers. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers and durable medical equipment suppliers. Because the primary care physician must generally approve access to many of these other health care providers, the HMO product is the most restrictive form of managed care.

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, with some copayments, health care services received from or approved by the member’s primary care physician. For the year ended December 31, 2002, commercial HMO premium revenues totaled approximately $2.6 billion, or 23.4% of our total premiums and ASO fees.

PPO

Our preferred provider organization, or PPO, products include some elements of managed health care; however, they typically include more cost-sharing with the member, through copayments and annual deductibles. PPOs are also similar to traditional health insurance because they provide a member with more freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers, which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees. For the year ended December 31, 2002, commercial PPO premium revenues totaled approximately $2.9 billion, or 25.8% of our total premiums and ASO fees.

Individual Products

In June 2002, we introduced HumanaOne, our first product marketed directly to individuals. We have introduced this product in select markets where we can utilize our existing networks and distribution channels.

Administrative Services Only

We offer an administrative services only, or ASO, product to those who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer services inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully insured PPO and HMO products described above, however, under ASO contracts, self-funded employers retain the risk of financing the cost of health benefits. For the year ended December 31, 2002, commercial administrative services fees totaled $103.2 million, or 0.9% of our total premiums and ASO fees.

Specialty Products

We also offer various specialty products including dental, group life and short-term disability. At December 31, 2002, we had approximately 1.6 million specialty members. For the year ended December 31, 2002, specialty product premium revenues were approximately $337.3 million, or 3.1% of our total premiums and ASO fees.

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

We contract with CMS under the Medicare+Choice program to provide health insurance coverage in exchange for a fixed monthly payment per member for Medicare-eligible individuals residing in the geographic areas in which our HMOs operate. Individuals who elect to participate in Medicare+Choice programs receive additional benefits not covered by Medicare and are relieved of the obligation to pay some or all of the deductible or coinsurance amounts but are generally required to use exclusively the services provided by the HMO (subject to nominal copayments and coinsurance) and are required to pay a Part B premium to the Medicare program.

The Medicare+Choice product involves a contract between an HMO and CMS, pursuant to which CMS makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual that chooses to enroll for coverage in the HMO. The fixed monthly payment, payable on the first day of a month, is determined by formula established by federal law. We sometimes receive the fixed monthly payment early due to a weekend or holiday falling on the first day of a month. This receipt is significant, the timing of which can cause material fluctuation in operating cash flows. We also collect additional member premiums from our members in certain of our markets.

At December 31, 2002, we provided health insurance coverage under CMS contracts to approximately 344,100 Medicare+Choice members for which we received premium revenues of approximately $2.6 billion, or 23.5% of our total premiums and ASO fees for 2002. One such CMS contract covered approximately 228,400 members in Florida and accounted for premium revenues of approximately $1.7 billion, which represented 66.0% of our Medicare+Choice premium revenues, or 15.5% of our total premiums and ASO fees for 2002.

Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Our 2003 average rate of statutory increase under the Medicare+Choice contracts is approximately 3.2%. Over the last five years, annual increases have ranged from as low as the January 2001 increase of 1.9% to as high as 5.0% in January 2002, with an average of approximately 2.8%. On January 1, 2002, we ceased providing our Medicare+Choice product in 5 counties in Kentucky and 1 county in Illinois, affecting approximately 22,000 members. On January 1, 2003, we exited certain counties in several of our markets, affecting about 10,000 members. These exits were the result, in part, of lower CMS reimbursement rates. We are working with CMS to develop other alternative offerings. For example, we are participating in a Medicare+Choice pilot program offering a private fee-for-service product in DuPage County, Illinois and a PPO product in Pinellas County, Florida.

TRICARE

TRICARE provides health insurance coverage to the dependents of active duty military personnel and to retired military personnel and their dependents. In November 1995, the United States Department of Defense awarded us our first TRICARE contract for Regions 3 and 4 covering approximately 1.1 million eligible beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee and Eastern Louisiana. On July 1, 1996, we began providing health insurance coverage to these approximately 1.1 million eligible beneficiaries.

On May 31, 2001, we acquired for $43.5 million the outstanding shares of common stock of a newly formed Anthem Alliance Health Insurance Company subsidiary responsible for administering TRICARE benefits for Regions 2 and 5 to approximately 1.2 million eligible members in Illinois, Indiana, Kentucky, Michigan, a portion of Missouri, North Carolina, Ohio, Tennessee, Virginia, Wisconsin and West Virginia.

We currently are in negotiations with the Department of Defense to extend our TRICARE contracts that expire on April 30, 2003 for Regions 2 and 5 and June 30, 2003 for Regions 3 and 4. We believe we will be able to successfully extend our TRICARE contracts under substantially the same terms for one additional year plus a one year renewal option which should continue our contracts through the new TRICARE Next Generation, or T-Nex, transition described below. Historical pretax profit margins for our TRICARE business have generally ranged from 2 to 4 percent. We expect margins to continue in this range during 2003.

The Department of Defense recently announced a plan to consolidate the total number of prime contracts from seven to three under the new T-Nex program. The Department of Defense has stated that a bidder can be awarded only one prime contract, although a bidder would be allowed to secondarily participate in another contract. We submitted a bid in January 2003 to participate as a prime contractor for the South region. Additionally, we partnered with Aetna Government Health Plans, LLC, a subsidiary of Aetna, Inc. to participate as a subcontractor should Aetna Government Health Plans, LLC be awarded the North region. An announcement of the awards is expected in mid to late 2003 with transition to the new regions not expected until mid to late 2004. At this time we are unable to predict whether we will be awarded a contract, or the effective date of the contract.

If we are a successful bidder on the South region, we do not expect a material change to our consolidated financial position, results of operations, or cash flows, although TRICARE profits could decline slightly. TRICARE membership would not materially change from current levels. TRICARE revenues and expenses would decline by approximately 20% as a result of certain benefits, e.g. pharmacy, which are included under our current contract, being excluded and under separate T-Nex contracts in the future.

Currently, three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced copayments by using a network of preferred providers. We have subcontracted with third parties to provide various administration and specialty services under the contracts. For the year ended December 31, 2002, TRICARE premium revenues were approximately $2.0 billion, or 17.9% of our total premiums and ASO fees.

At December 31, 2002, we had 1,048,700 TRICARE ASO members for which the Department of Defense retains the risk of financing the cost of their health benefits. We obtained these members from our acquisition of Regions 2 and 5, and from two government programs that allow senior members to continue in the TRICARE program even after becoming Medicare eligible, which is normally age 65. The first of these programs, called TRICARE Senior Pharmacy, became effective April 1, 2001. Under this government administrative services program, senior TRICARE members receive certain pharmacy benefits not covered under Medicare. On October 1, 2001, the TRICARE For Life program became effective, and expanded coverage to include medical benefits as well. We are engaged by the Department of Defense to provide these administrative services through change orders to our existing TRICARE contracts. Once T-Nex becomes effective, our participation in these ASO programs will allow us to competitively bid for certain of the services under separate contracts. Although we will not bid on the TRICARE for Life contract under T-Nex, we may bid on other services under separate T-Nex contracts. Anticipated changes to these benefits contracted separately contribute to the expected 20% decline in total TRICARE revenue discussed above. For the year ended December 31, 2002, TRICARE administrative services fees totaled $141.2 million, or 1.3% of our total premiums and ASO fees.

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

Effective July 1, 2002, we signed two contracts in Puerto Rico covering beneficiaries in two of the eight regions in Puerto Rico’s Medicaid program. The term of each of these contracts is three years, subject to annual renewal options with the Health Insurance Administration in Puerto Rico. Our Medicaid contracts in Florida and Illinois generally are annual contracts. For the year ended December 31, 2002, premium revenues from our Medicaid products totaled $463.0 million, or 4.1% of our total premiums and ASO fees. At December 31, 2002, we had approximately 434,800 Medicaid members in Puerto Rico, or 86% of total Medicaid members, and 71,200 Medicaid members in Florida and Illinois, or 14% of total Medicaid members.

The following table summarizes our medical membership at December 31, 2002, by market and product:

	Commercial			Government				Percent Of Total
	HMO	PPO	ASO	Medicare + Choice	Medicaid	TRICARE	Total
	(in thousands)
Florida	170.6	60.4	12.5	228.8	54.2	414.1	940.7	14.2%
Illinois	303.7	243.2	87.1	58.8	17.0	76.3	786.0	11.8
Texas	214.8	262.8	29.5	24.3	—	—	531.3	8.0
Puerto Rico	17.6	46.9	5.1	—	434.8	—	504.3	7.6
Ohio	177.8	55.7	118.5	—	—	85.7	437.6	6.6
Kentucky	77.3	188.4	77.6	—	—	65.5	408.9	6.2
Wisconsin	86.1	40.5	190.7	—	—	29.6	347.1	5.2
Georgia	18.4	37.1	2.4	—	—	270.8	328.7	4.9
Virginia	—	1.6	0.3	—	—	171.3	173.2	2.6
North Carolina	—	18.9	3.0	—	—	139.6	161.4	2.4
Arizona	35.5	50.4	52.0	16.5	—	—	154.4	2.3
South Carolina	—	5.5	0.7	—	—	128.8	134.9	2.0
Tennessee	—	36.2	15.8	—	—	75.1	127.1	1.9
Indiana	6.0	30.1	31.1	—	—	37.2	104.4	1.6
Alabama	—	0.1	—	—	—	100.5	100.6	1.5
Michigan	—	33.8	2.9	—	—	54.7	91.4	1.4
Missouri/Kansas	39.3	16.5	6.2	15.7	—	4.6	82.3	1.2
Mississippi	—	4.2	0.3	—	—	73.0	77.5	1.2
Colorado	—	39.1	0.1	—	—	—	39.2	0.6
TRICARE ASO	—	—	—	—	—	1,048.7	1,048.7	15.8
Others	—	21.8	16.4	—	—	29.0	67.4	1.0

Totals	1,147.1	1,193.2	652.2	344.1	506.0	2,804.5	6,647.1	100.0%

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care physicians, specialist physicians, dentists and providers of ancillary health care services and facilities. We have approximately 425,000 contracts with health care providers participating in our networks, which consist of approximately 298,700 physicians, 3,100 hospitals, and 122,000 ancillary providers and dentists. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

We use a variety of techniques to provide access to effective and efficient use of health care services for our members. These techniques include the coordination of care for our members, product and benefit designs, hospital inpatient management systems, or HIMS, and enrolling members into various disease management programs. The focal point for health care services in many of our Medicare+Choice and HMO networks is the primary care physician who, under contract, provides services, and may control utilization of appropriate services, by directing or approving hospitalization and referrals to specialists and other providers. Some physicians may have arrangements under which they can earn bonuses when certain target goals relating to the provisions of patient care are met. Our HIMS programs use specially trained physicians to effectively manage the entire range of an HMO members’ medical care during a hospital admission and to effectively coordinate the members’ discharge and post-discharge care. We have available a variety of disease management programs related to specific medical conditions such as congestive heart failure, coronary artery disease, prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes and breast cancer screening. We also may focus on certain rare conditions where disease management techniques benefit members in a more cost effective manner.

We typically contract with hospitals on either a per diem rate, which is an all-inclusive rate per day, a case rate, which is an all-inclusive rate per admission, or at a discounted charge for inpatient hospital services. Outpatient hospital services are generally contracted at a flat rate by type of service or at a discounted charge. These contracts are often multi-year agreements with rates that are adjusted for inflation annually based on the consumer price index or other nationally recognized inflation index. Outpatient surgery centers and other ancillary providers are typically contracted at flat rates per service provided or are reimbursed based upon a nationally recognized fee schedule such as the Medicare allowable fee schedule.

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

Capitation

For 8.8% of our December 31, 2002 medical membership, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a medical expense ratio ranging from 82% to 89%. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For 5.9% of our December 31, 2002 medical membership, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include capitation payments for services rendered, we process substantially all of the claims under these arrangements.

Physicians under these types of arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

The following table presents medical membership under these various arrangements at December 31, 2002 and 2001:

	Commercial Segment			Government Segment					Consol. Total Medical
	Fully Insured	ASO	Total Segment	Medicare+ Choice	Medicaid	TRICARE	TRICARE ASO	Total Segment
Medical Membership:
December 31, 2002
Capitated HMO hospital system based	147,400	—	147,400	47,100	11,900	—	—	59,000	206,400
Capitated HMO physician group based	73,900	—	73,900	10,700	292,900	—	—	303,600	377,500
Risk-sharing	67,700	—	67,700	160,200	164,200	—	—	324,400	392,100
Other	2,051,300	652,200	2,703,500	126,100	37,000	1,755,800	1,048,700	2,967,600	5,671,100

Total	2,340,300	652,200	2,992,500	344,100	506,000	1,755,800	1,048,700	3,654,600	6,647,100

December 31, 2001
Capitated HMO hospital system based	162,000	—	162,000	58,700	10,500	—	—	69,200	231,200
Capitated HMO physician group based	94,500	—	94,500	13,900	89,200	—	—	103,100	197,600
Risk-sharing	89,900	—	89,900	175,400	182,000	—	—	357,400	447,300
Other	1,954,900	592,500	2,547,400	145,900	209,100	1,714,600	942,700	3,012,300	5,559,700

Total	2,301,300	592,500	2,893,800	393,900	490,800	1,714,600	942,700	3,542,000	6,435,800

Medical Membership Distribution:
December 31, 2002
Capitated HMO hospital system based	6.3%	—	4.9%	13.7%	2.4%	—	—	1.6%	3.1%
Capitated HMO physician group based	3.2%	—	2.5%	3.1%	57.9%	—	—	8.3%	5.7%
Risk-sharing	2.9%	—	2.3%	46.6%	32.4%	—	—	8.9%	5.9%
All other membership	87.6%	100.0%	90.3%	36.6%	7.3%	100.0%	100.0%	81.2%	85.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2001
Capitated HMO hospital system based	7.0%	—	5.6%	14.9%	2.1%	—	—	2.0%	3.6%
Capitated HMO physician group based	4.1%	—	3.3%	3.5%	18.2%	—	—	2.9%	3.1%
Risk-sharing	3.9%	—	3.1%	44.5%	37.1%	—	—	10.1%	6.9%
Other	85.0%	100.0%	88.0%	37.1%	42.6%	100.0%	100.0%	85.0%	86.4%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table presents capitation expense as a percentage of total medical expense:

	For the year ended December 31,
	2002		2001		2000
	(dollars in thousands)
Medical Expenses:
Capitated HMO expense	$603,617	6.6%	$546,594	6.6%	$538,242	6.1%
Other medical expense	8,534,579	93.4%	7,733,250	93.4%	8,243,756	93.9%

Consolidated medical expense	$9,138,196	100.0%	$8,279,844	100.0%	$8,781,998	100.0%

Accreditation Assessment

Our accreditation assessment program consists of several internal programs such as those that credential providers and those designed to meet the audit standards of federal and state agencies and external accreditation standards. We also offer quality and outcome measurement and improvement programs such as the Health Plan Employer Data Information Sets, or HEDIS, which is used by employers, government purchasers and the National Committee for Quality Assurance, or NCQA, to evaluate HMOs based on various criteria, including effectiveness of care and member satisfaction.

Physicians participating in our HMO networks must satisfy specific criteria, including licensing, patient access, office standards, after-hours coverage and other factors. Most participating hospitals also meet accreditation criteria established by CMS and/or the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO.

Recredentialing of participating providers occurs every two to three years, depending on applicable state laws. Recredentialing of participating physicians includes verification of their medical license; review of their malpractice liability claims history; review of their board certification, if applicable; and review of any complaints, including any member appeals and grievances. Committees, composed of a peer group of physicians, review the applications of physicians being considered for credentialing and recredentialing.

We request accreditation for certain of our HMO plans from NCQA and the American Accreditation Healthcare Commission/Utilization Review Accreditation Commission, or AAHC/URAC. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Accreditation specific to the utilization review process is also required in the state of Georgia for licensure as an HMO or PPO. Certain commercial businesses, like those impacted by United Auto Workers contracts and those where the request comes from the employer, require or prefer accredited health plans.

NCQA performs reviews of standards for quality improvement, credentialing, utilization management, preventative health, and member rights and responsibilities. We continue to maintain accreditation in select markets through NCQA. Three markets maintain NCQA accredited status for all HMO product lines: Humana Health Plan of Ohio, Inc. in Cincinnati, Ohio (excellent); Humana Medical Plan, Inc. in north Florida (commendable), and central Florida (commendable).

AAHC/URAC performs reviews of standards for utilization management, and for health plan standards in quality management, credentialing, rights and responsibilities, and network management. Seven markets have achieved URAC health plan accreditation for all HMO product lines: Humana Medical Plan, Inc. in north Florida, south Florida, central Florida (Daytona, Tampa and Orlando), Humana Health Plan of Ohio, Inc. in Cincinnati, Ohio, and Humana Health Plan, Inc. in Kentucky and in Kansas. The Atlanta market has URAC utilization management accreditation for HMO and PPO product lines. AAHC/URAC utilization management accreditation was received for Humana Military Healthcare Services, Inc., which administers the TRICARE program and for the Green Bay service center.

Some of our HMO entities are unaccredited, because we sought accreditation only where regulatory requirements were in place, such as in Florida, which requires accreditation for HMO licensing, or in market areas where commercial groups use it as a variable in choosing carriers. As the requirements of accreditation have become less focused on factors under our control and more focused on other factors such as provider behavior, we have concluded that these programs do not add value for our customers. We are piloting ISO 9000 certification as an alternative to accreditation. ISO is the international standards organization, which has developed an international commercial set of certifications as to quality and process, called ISO 9000. At this time, two clinical programs within the Innovation Center of Humana have received ISO registration: transplant management and centralized clinical operations providing personal nurse services.

Sales and Marketing

Individuals become members of our commercial HMOs and PPOs through their employers or other groups which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of the employees or members.

We use various methods to market our commercial, Medicare+Choice and Medicaid products, including television, radio, the Internet, telemarketing and mailings. At December 31, 2002, we used approximately 39,000 licensed independent brokers and agents and approximately 520 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume.

At December 31, 2002, we employed approximately 610 sales representatives, who are each paid a salary and/or per member commission, to market our Medicare+Choice and Medicaid products in the continental U.S. We also employed approximately 330 telemarketing representatives who assisted in the marketing of Medicare+Choice and Medicaid products by making appointments for sales representatives with prospective members.

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

Competition

The health benefits industry is highly competitive and contracts for the sale of commercial products are generally bid or renewed annually. Our competitors vary by local market and include other publicly traded managed care companies, national insurance companies and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers is, or may be, influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other managed health care providers, utilization review, claims processing, administrative efficiency, relationships with agents, quality of customer service and accreditation results.

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

Enforcement of health care fraud and abuse laws has become a top priority for the nation’s law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare+Choice, Medicaid and the Federal Employee Health Benefits Program, or FEHBP. We participate extensively in these programs and have continued our stringent regulatory compliance efforts for these programs. The programs are subject to very technical rules. When combined with law enforcement intolerance for any level of noncompliance, these rules mean that compliance efforts in this area continue to be challenging.

We are subject to various governmental audits, investigations and enforcement actions. These include possible government actions relating to the Employee Retirement Income Security Act, as amended, or ERISA, FEHBP, federal and state fraud and abuse laws, and other laws relating to Medicare+Choice, including adjusted community rating development, special payment status, and various other areas. Adjusted community rating development is the government-defined rating formula used to justify the Medicare+Choice benefits we offer individuals eligible for Medicare benefits based on a particular community and certain other factors. Special payment status refers to, among others, Medicare+Choice members who are institutionalized, Medicaid-eligible, or members who have contracted end-stage renal disease. The Medicare+Choice plan receives a higher payment for members who qualify for one or more of these statuses. We are currently involved in various government investigations, audits and reviews, some of which are under ERISA, and the authority of state departments of insurance. On May 31, 2000, we entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General for the Department of Health and Human Services as part of a settlement of a Medicare overpayment issue arising from an audit by the Office of the Inspector General. Although any of the pending government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions against us, including exclusion from participation in government programs, we do not believe the results of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Of our seven licensed and active HMO subsidiaries as of March 1, 2003, five are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. To obtain federal qualification, an HMO must meet certain requirements, including conformance with benefit, rating and financial reporting standards. In certain markets, and for certain products, we operate HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

As of March 1, 2003, Humana Medical Plan, Inc., Humana Health Plan of Texas, Inc., and Humana Health Plan, Inc. each hold CMS contracts under the Medicare+Choice program to sell Medicare HMO products in a total of six states. In addition, Humana Insurance Company holds a CMS contract under a Medicare+Choice pilot program to sell a private fee-for-service product in DuPage County, Illinois and a PPO product in Pinellas County, Florida.

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

CMS regulations require submission of quarterly and annual financial statements. In addition, CMS requires certain disclosures to CMS and to Medicare+Choice beneficiaries concerning operations of a health plan contracted under the Medicare+Choice program. CMS’s rules require disclosure to members upon request of information concerning financial arrangements and incentive plans between an HMO and physicians in the HMOs’ networks. These rules also require certain levels of stop-loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume. The reporting of certain health care data contained in HEDIS is another important CMS disclosure requirement.

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

Our licensed subsidiaries are subject to regulation under state insurance holding company and Commonwealth of Puerto Rico regulations. These regulations generally require, among other things, prior approval and/or notice of new products, rates, benefit changes, and certain material transactions, including dividend payments, purchases or sales of assets, intercompany agreements and the filing of various financial and operational reports.

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans or other cash transfers to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2002, we maintained aggregate statutory capital and surplus of $1,006.9 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $576.0 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at December 31, 2002, each of our subsidiaries would be in compliance, and we would have $358.8 million of aggregate capital and surplus above the minimum level required under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at December 31, 2002.

Our management works proactively to ensure compliance with all governmental laws and regulations affecting our business.

Health Care Reform

There continue to be diverse legislative and regulatory initiatives at both the federal and state levels to address aspects of the nation’s health care system.

Federal

In 2000, Congress passed the Medicare, Medicaid and State Childrens Health Benefits Improvement and Protection Act, or BIPA, amending certain provisions of the Balanced Budget Act of 1997, and certain provisions of the Medicare, Medicaid and State Children’s Health Insurance Program Balanced Budget Refinement Act of 1999. The Balanced Budget Act changed the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education, increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period and directing CMS to implement a risk adjusted mechanism on its monthly member payment to Medicare plans over the same period. These changes have had the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals. Congress has subsequently lengthened this timetable to allow the risk adjusted mechanism to be fully implemented by 2007. BIPA, among other things, enacted modest increases to the payment formula for Medicare+Choice plans. While we believe that these increases and modifications restore some Medicare+Choice reimbursement, pending legislative and regulatory initiatives could cause us to again consider increasing enrollee out-of-pocket costs, modifying benefits or exiting markets. On January 1, 2002, we exited our Medicare product in 5 counties in Kentucky and 1 county in Illinois affecting approximately 22,000 members. On January 1, 2003, we exited certain counties in several of our markets, affecting about 10,000 members. These county exits were the result, in part, of lower CMS reimbursement rates. We are working with CMS to develop other alternative offerings. For example, we are participating in a Medicare+Choice pilot program offering a private fee-for-service product in DuPage County, Illinois and a PPO product in Pinellas County, Florida.

On November 21, 2000, the Department of Labor published its final regulation on claims and appeals review procedures under ERISA. The claims procedure regulation applies to all employee benefit plans governed by ERISA, whether benefits are provided through insurance products or are self-funded. As a result, the new claims and appeals review regulation impacts nearly all employer and union-sponsored health and disability plans, except church and government plans. Similar to legislation recently passed by many states, the new ERISA claims and appeals procedures impose shorter and more detailed procedures for processing and reviewing claims and appeals. According to the Department of Labor, however, its ERISA claims and appeals regulation does not preempt state insurance and utilization review laws that impose different procedures or time lines, unless complying with the state law would make compliance with the new ERISA regulation impossible. Unlike its state counterparts, the ERISA claims and appeals rule does not provide for independent external review to decide disputed medical questions. Instead, the federal regulation will generally make it easier for claimants to avoid state-mandated internal and external review processes and to file suit in federal court. The new ERISA claims and appeals rules generally became effective July 1, 2002 or the first day of the first plan year beginning after July 1, 2002, whichever is later. In any case, health plans must comply with the new rules with respect to all claims filed on or after January 1, 2003.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we must make significant systems enhancements and invest in new technological solutions. The compliance date for standard transactions and code sets rules has been extended to October 17, 2003 based on our submission of a compliance plan, including work plan and implementation strategy to the Secretary of Health and Human Services. Under the new HIPAA privacy rules, by April 14, 2003 we must comply with a variety of requirements concerning the use and disclosure of individuals’ protected health information, establish rigorous internal procedures to protect health information and enter into business associate contracts with those companies to whom protected health information is disclosed. Regulations issued in February 2003 set standards for the security of electronic health information requiring compliance by April 21, 2005. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

Further in 1999, Congress passed the Financial Services Modernization Act, or Gramm Leach Bliley Act, that includes provisions related to privacy standards for personal information to be implemented by both the federal government and the states. This law became effective in July 2001. Many states are currently enacting laws or regulations to implement the federal law. We are complying with such provisions.

There are several other legislative proposals under consideration that include, among other things, a Patient Bill of Rights, expansion of a patient’s right to sue and mandatory external review of health plan coverage decisions. Under some versions of this bill, our exposure to large jury verdicts could be increased.

In addition, Congress is evaluating proposals to include establishing additional protections for personal health information, tax credits for the uninsured, proposals to reduce the number of medical errors by health care providers and systems of care, and various state and federal purchasing plans to allow individuals and small employers to purchase health insurance. Also, Congress is evaluating proposals to expand Medicare benefits to cover prescription drugs for Medicare-eligible seniors including a pharmacy discount card. Many of these proposals may require additional administrative costs to ensure compliance and we are currently assessing their cost and impact on premiums for the future.

State

We continue to encounter regulation on health care claims payment practices at the state level. This legislation and possible future regulation and oversight could expose us to additional liability and penalties. Supplemental legislation includes among other provisions claims submission content and electronic submission. We view electronic submission as a favorable development that will simplify claims interactions. A few states are considering proposals that place new limits on insurer contacts with hospitals and physicians. These proposals include provisions to expand payment disclosure, limit implementation of claims payment procedures, and extend an insurer payment liability where intermediaries fail to pay and restrict recoupment.

Some states are proposing the creation of small employer pooled purchasing arrangements. Although these pooled purchasing arrangements may affect the small group market, most of the proposals require these purchasing arrangements to comply with the standard small group market regulations. Similar arrangements enacted in the early 1990s had a very limited affect on the small group insurance market. A limited number of states are considering additional restrictions on the use of health status in small group rating. Mandate-free benefit plans are pending in a number of states. Some of these proposals could allow insurers more flexibility in the use of member cost sharing. There is activity in some states supporting an expansion of disclosure by hospitals, physicians and other health care providers of quality and charge data either directly to patients or to state agencies that must make it publicly available.

Medical malpractice reform is receiving significant attention. Pending medical malpractice reform proposals differ substantially relative to the entities covered by the reforms. Since the substance of the reforms remains under discussion and the scope of covered entities has not been resolved in most states, management is unable to predict future activity under these laws.

We are unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting our businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect any such new laws and regulations will have on our financial position, results of operations or cash flows.

Other

Captive Insurance Company

We bear general business risks associated with operating our company such as professional and general liability, employee workers’ compensation, and officer and director errors and omissions risks. Professional and general liability risks may include, for example, medical malpractice claims and disputes with members regarding benefit coverage. We retain these risks through our wholly-owned, consolidated insurance subsidiary. We reduce exposure to our own general business risks by insuring levels of coverage for losses in excess of our retained limits with a number of third party insurance companies. We remain liable in the event these insurance companies are unable to pay their portion of the losses. In an effort to minimize credit risk, we insure our risks with a number of insurance companies having a long history of strong financial ratings. Beginning January 1, 2002, we reduced the amount of coverage purchased from third party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates. We provide a detail of the significant assets and liabilities related to our captive insurance subsidiary in Note 8 to the consolidated financial statements.

Centralized Management Services

We provide centralized management services to each health plan from our headquarters and service centers. These services include management information systems, product administration, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting and claims processing.

Employees

As of December 31, 2002, we had approximately 13,500 employees, including approximately 30 employees covered by collective bargaining agreements. We have not experienced any work stoppages and believe we have good relations with our employees.

ITEM 2.    PROPERTIES

We own our principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition, we own buildings in Louisville, Kentucky, San Antonio, Texas, Green Bay, Wisconsin and Jacksonville, Florida, and lease facilities in Cincinnati, Ohio and Madison, Wisconsin, all of which are used for customer service and claims processing. We are in the process of consolidating the San Antonio, Texas, Jacksonville, Florida, and Madison, Wisconsin customer service center operations into the remaining four locations. Our Louisville and Green Bay facilities also perform enrollment processing and other corporate functions.

We also own or lease medical centers ranging in size from approximately 1,500 to 80,000 square feet. We no longer operate most of these medical centers but, rather, lease them to their provider operators. Our administrative market offices are generally leased, with square footage ranging from approximately 700 to 89,000. The following table lists the location of properties we owned or leased at December 31, 2002:

	Medical Centers		Administrative Offices		Total
	Owned	Leased	Owned	Leased
Florida	7	56	1	27	91
Kentucky	7	1	5	9	22
Illinois	6	4	—	11	21
Texas	—	1	3	10	14
Georgia	—	—	—	13	13
North Carolina	—	—	—	12	12
Ohio	—	—	—	12	12
Puerto Rico	—	—	—	10	10
Wisconsin	—	—	1	6	7
Missouri/Kansas	3	2	—	2	7
Others	1	—	1	48	50

Total	24	64	11	160	259

ITEM 3.    LEGAL PROCEEDINGS

Securities Litigation

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice finding that it could be refiled in the future if the insurance claims are not otherwise resolved. On July 24, 2002, the Court denied the defendants’ motion for summary judgment and set the case on the Court’s trial calendar for December 2, 2002. The Court subsequently postponed the trial. The Court is expected to set a date which is 90 days after it rules on the plaintiff’s motion for class certification.

Managed Care Industry Purported Class Action Litigation

We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, and are styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and eight other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

In the subscriber track cases, the plaintiffs seek a recovery under the Racketeer Influenced and Corrupt Organizations Act, or RICO, for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers’ health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices.

On February 20, 2002, the Court issued its ruling on the defendants’ motions to dismiss the Second Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all plaintiffs for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called “gag clauses” that assertedly prohibited doctors from freely communicating with members. The plaintiffs sought certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. On September 26, 2002, the Court denied the plaintiffs’ request for class certification. On October 9, 2002, the plaintiffs asked the Court to reconsider its ruling on that issue. The Court denied the motion on November 25, 2002. The Court has set a trial date on the individual named plaintiffs’ claims for September 22, 2003.

In the provider track case, the plaintiffs assert that we and other defendants improperly paid providers’ claims and “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

On September 26, 2002, the Court granted the plaintiffs’ request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint. The Court has not yet ruled.

Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 30, 2002. The class includes two subclasses. A national subclass consists of medical doctors who provided services to any person insured by a defendant when the doctor has a claim against such defendant and is not required to arbitrate that claim. A California subclass consists of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim. On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. The District Court has ruled that discovery can proceed during the pendency of the request to the Eleventh Circuit, and the Eleventh Circuit rejected a request to halt discovery.

The Court has set a trial date of December 8, 2003.

Other

The Academy of Medicine of Cincinnati, the Butler County Medical Society, the Northern Kentucky Medical Society and several physicians have filed antitrust suits against Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross Blue Shield, and United Healthcare of Ohio, Inc., alleging that the defendants have conspired to fix the reimbursement rates paid to physicians in the Greater Cincinnati and Northern Kentucky region. The companion suits are filed in state courts in Ohio and Kentucky and allege violation, respectively, of the Ohio and Kentucky antitrust laws. Each suit seeks class certification, damages and injunctive relief. Plaintiffs cite no evidence that any such conspiracy existed, but base their allegations on assertions that physicians in the Greater Cincinnati region are paid less than physicians in other major cities in Ohio and Kentucky.

The Hamilton County Court of Common Pleas (Ohio) and the Boone County Circuit Court (Kentucky) have denied motions by the defendants to compel arbitration or alternatively to dismiss. Defendants have filed notices of appeal with respect to the orders denying arbitration. The Ohio court has agreed to stay proceedings pending resolution of the appeal, and a similar request has been filed with the Kentucky court. The plaintiffs have filed motions to certify a class in each case. The purported classes allegedly consist, respectively, of all physicians who have practiced medicine at any time since January 1, 1992, in a four county region in Southwestern Ohio or a three county region in Northern Kentucky.

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

In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the managed health care companies’ business practices, including claims payment practices and utilization management practices. We have been and continue to be subject to such reviews. Some of these have resulted in fines and could require changes in some of our practices and could also result in additional fines or other sanctions.

We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice (both for direct negligence and for vicarious liability for negligence of network providers), bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various other provider arrangements, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims. In addition, some courts recently have issued decisions which could have the effect of eroding the scope of ERISA preemption, thereby exposing us to greater liability for medical negligence claims.

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future. Beginning January 1, 2002, we reduced the amount of coverage purchased from third party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates.

We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the increased litigation, which has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Tape for each quarter in the years ended December 31, 2002 and 2001:

	High	Low
Year Ended December 31, 2002
First quarter	$13.60	$11.46
Second quarter	$17.09	$13.57
Third quarter	$15.04	$11.35
Fourth quarter	$14.15	$9.87

Year Ended December 31, 2001
First quarter	$14.94	$9.84
Second quarter	$10.71	$8.58
Third quarter	$12.19	$9.30
Fourth quarter	$12.89	$10.22

Holders of our Capital Stock

As of March 19, 2003, there were approximately 6,900 holders of record of our common stock.

Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we plan to retain our earnings for future operations and growth of our businesses.

Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2003 appearing under the caption “Executive Compensation Plan Table” of such Proxy Statement.

ITEM 6.    SELECTED FINANCIAL DATA

	2002 (a)(b)	2001	2000	1999 (c)	1998 (d)
	(in thousands, except per share results, membership and ratios)
Summary of Operations
Revenues:
Premiums	$10,930,397	$9,938,961	$10,394,631	$9,958,582	$9,597,749
Administrative services fees	244,396	137,090	86,298	97,940	84,546
Investment and other income	86,388	118,835	115,021	155,013	183,885

Total revenues	11,261,181	10,194,886	10,595,950	10,211,535	9,866,180

Operating expenses:
Medical	9,138,196	8,279,844	8,781,998	8,533,090	8,040,951
Selling, general and administrative	1,739,192	1,545,129	1,524,799	1,466,181	1,413,329
Depreciation and amortization	120,730	161,531	146,548	123,858	127,662
Restructuring charges	35,877	—	—	459,852	34,183

Total operating expenses	11,033,995	9,986,504	10,453,345	10,582,981	9,616,125

Income (loss) from operations	227,186	208,382	142,605	(371,446)	250,055
Interest expense	17,252	25,302	28,615	33,393	46,972

Income (loss) before income taxes	209,934	183,080	113,990	(404,839)	203,083
Provision (benefit) for income taxes	67,179	65,909	23,938	(22,419)	74,126

Net income (loss)	$142,755	$117,171	$90,052	$(382,420)	$128,957

Basic earnings (loss) per common share	$0.87	$0.71	$0.54	$(2.28)	$0.77

Diluted earnings (loss) per common share	$0.85	$0.70	$0.54	$(2.28)	$0.77

Financial Position
Cash and investments	$2,415,914	$2,327,139	$2,312,399	$2,785,702	$2,851,007
Total assets	4,600,030	4,403,638	4,306,978	4,899,845	5,495,605
Medical and other expenses payable	1,142,131	1,086,386	1,181,027	1,756,227	1,908,175
Debt	604,913	578,489	599,952	686,213	822,977
Stockholders’ equity	1,606,474	1,507,949	1,360,421	1,268,009	1,688,363

Operating Data
Medical expense ratio	83.6%	83.3%	84.5%	85.7%	83.8%
SG&A expense ratio	15.6%	15.3%	14.5%	14.6%	14.6%

Medical Membership by Segment
Commercial:
Fully insured	2,340,300	2,301,300	2,545,800	3,083,600	3,261,500
Administrative services only	652,200	592,500	612,800	648,000	646,200
Medicare supplement	—	—	—	44,500	56,600

Total Commercial	2,992,500	2,893,800	3,158,600	3,776,100	3,964,300

Government:
Medicare+Choice	344,100	393,900	494,200	488,500	502,000
Medicaid	506,000	490,800	575,600	616,600	643,800
TRICARE	1,755,800	1,714,600	1,070,300	1,058,000	1,085,700
TRICARE ASO	1,048,700	942,700	—	—	—

Total Government	3,654,600	3,542,000	2,140,100	2,163,100	2,231,500

Total Medical Membership	6,647,100	6,435,800	5,298,700	5,939,200	6,195,800

Commercial Specialty Membership
Dental	1,094,600	1,123,300	1,148,100	1,146,000	1,027,300
Other	545,400	571,300	678,900	1,333,100	1,257,800

Total specialty membership	1,640,000	1,694,600	1,827,000	2,479,100	2,285,100

(a)	Includes charges of $85.6 million pretax ($58.2 million after tax, or $0.35 per diluted share) for severance and facility costs related to reducing our administrative cost structure with the elimination of three customer service centers and an enterprise-wide workforce reduction, reserves for liabilities related to a previous acquisition and the impairment in the fair value of certain private debt and equity investments.
(b)	As described in Note 2 to our consolidated financial statements included herein, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. We ceased amortizing goodwill upon adopting Statement 142 on January 1, 2002. Note 4 identifies goodwill amortized in 2001 and 2000 and the estimated impact on our reported net income and earnings per common share had amortization been excluded from 2001 and 2000 results.
(c)	Includes charges of $584.8 million pretax ($499.3 million after tax, or $2.97 per diluted share) primarily related to goodwill impairment, losses on non-core asset sales, professional liability reserve strengthening, premium deficiency and medical reserve strengthening.
(d)	Includes charges of $132.4 million pretax ($84.1 million after tax, or $0.50 per diluted share) primarily related to the costs of certain market exits and product discontinuances, asset impairments, premium deficiency and a one-time non-officer employee incentive.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in the “Cautionary Statements” section of this document. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Introduction

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2002 revenues of $11.3 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of December 31, 2002, we had approximately 6.6 million members in our medical insurance programs, as well as approximately 1.6 million members in our specialty products programs. We have approximately 425,000 contracts with physicians, hospitals, dentists and other providers to provide health care to our members. In 2002, approximately 70% of our premiums and administrative services fees resulted from members located in Florida, Illinois, Texas, Kentucky, and Ohio. We derived approximately 44% of our premiums and administrative services fees from contracts with the federal government in 2002. Under two federal government contracts with the Department of Defense, we provide health insurance coverage to TRICARE members, accounting for approximately 19% of our total premiums and administrative services fees in 2002. Under one federal government contract with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage to approximately 228,400 Medicare+Choice members in Florida, accounting for approximately 16% of our total premiums and administrative services fees in 2002.

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

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Our business strategy centers on increasing Commercial segment profitability while maintaining our existing strength in the Government segment. Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of innovative and consumer-centric product designs which are supported by service excellence and industry-leading electronic capabilities, including education, tools and technologies provided primarily through the Internet. The intent of our Commercial segment strategy is to enable us to further penetrate high potential commercial markets and to transform the traditional consumer experience for both employers and members to result in a high degree of consumer satisfaction, loyalty and brand awareness. We are in the process of reducing our administrative cost structure primarily to support our Commercial strategy.

Restructuring Charge

During the fourth quarter of 2002, we finalized a plan to reduce our administrative cost structure with the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

The following table presents the components of the restructuring charge we recorded for the year ended December 31, 2002:

	2002 Charge	Cash Payments	Non-cash	Balance at December 31, 2002	Expected Future Cash Outlays
	(in thousands)
Severance and related employee benefits	$32,105	$910	$—	$31,195	$31,195
Long-lived asset impairment	2,448	—	2,448	—	—
Leased equipment discontinuance costs	1,324	—	—	1,324	1,324

Total restructuring charges	$35,877	$910	$2,448	$32,519	$32,519

Severance

During the fourth quarter of 2002, we recorded severance and related employee benefit costs of $32.1 million ($19.6 million after tax) in connection with customer service center consolidation and an enterprise-wide workforce reduction. Severance costs were estimated based upon the provisions of the Company’s existing employee benefit plans and policies. The plan to reduce our administrative cost structure is expected to affect approximately 2,600 positions throughout the entire organization including customer service, claim administrations, clinical operations, provider network administration, as well as other corporate and field-based positions. As part of the plan, we expect to hire approximately 300 employees to support newly consolidated operations, thereby resulting in a net reduction of approximately 2,300 employees. As of December 31, 2002, approximately 500 positions had been eliminated. We expect the remaining positions to be eliminated by December 31, 2003, with most of the severance being paid in 2003.

As a result of these actions, we expect a reduction in historical compensation expense will improve our pretax results by approximately $70 million ($43 million after tax) in 2003 and $110 million ($67 million after tax) annually thereafter and after tax cash flows from operating activities by approximately $13 million in 2003 including estimated severance payments of approximately $30 million and $65 million annually thereafter.

Long-lived Asset Impairment

Our decision to eliminate three customer service centers prompted a review during the fourth quarter of 2002 for the possible impairment of long-lived assets used in these operations. We will continue to use some long-lived assets associated with these customer service center operations until mid-2003, the expected completion date for consolidating these operations. We are currently evaluating alternatives with respect to future use of these long-lived assets, including possible sale.

Our impairment review indicated that future estimated undiscounted cash flows attributable to our business supported by our San Antonio, Texas customer service operations were insufficient to recover the carrying value of certain long-lived assets, primarily buildings used in these operations. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $2.4 million ($1.5 million after tax). Estimated fair value was based on an independent third party appraisal of the buildings.

By the end of the first quarter of 2003, we expect the estimated future undiscounted cash flow attributable to our business supported by our Jacksonville, Florida customer service operations will be insufficient to recover the carrying value of additional long-lived assets, primarily a building used in our Florida operations. Accordingly, we expect to record a non-cash impairment charge of approximately $17.2 million ($10.5 million after tax) during the first quarter of 2003. Additionally, we expect to record a non-cash impairment charge of approximately $13.5 million during the first quarter of 2003 ($8.3 million after tax) related to accelerated depreciation of software we will cease using with these operations.

As a result of these actions, we expect a reduction in historical depreciation and rent expense will improve our pretax results by approximately $5 million ($3 million after tax) in 2003 and $6 million ($4 million after tax) annually thereafter. The impact on operating cash flows is not expected to be material.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continuously evaluate our estimates and those critical accounting policies related primarily to medical cost and revenue recognition as well as accounting for impairments related to our investment securities, goodwill, and long-lived assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ from those estimates. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Medical Cost Recognition

Medical costs include claim payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care physicians and other providers who are responsible for providing medical care to members. We estimate the costs of our future medical claims and other medical expense payments using actuarial methods and assumptions based upon claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors, and record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves.

Medical cost inflation, among other items, may significantly impact our estimate of medical costs. Medical cost inflationary trends today are substantially higher than other segments of the economy. In the early 1990’s employer-driven migration to HMO enrollment was popular and resulted in several years of very low medical cost trends. Today, there are very few economic forces existing to mitigate increases in the utilization of hospital and physician services, prescription drugs and new medical technologies, and the inflationary trend on the cost per unit for each of these expense components. Additionally, as we are realigning our operating model around our commercial strategy, we continue to reduce the level of traditional utilization management functions such as pre-authorization of services, monitoring of inpatient admissions and requirements for physician referrals. Other external factors such as government mandated benefits or other regulatory changes, catastrophes and epidemics may also impact cost trends.

Any of the items above, or other unforeseen circumstances, may result in actual medical cost trends differing materially from our estimates and a relatively small variance between our estimates of medical cost trends and actual trends could have a material impact, either favorable or unfavorable, on the adequacy of our medical claims reserves and our overall financial position. For example, a 100 basis point, or 1 percent, change in the estimate of our medical and other expenses payable at December 31, 2002, which represents 39% of total liabilities, would require an adjustment of $11.4 million in a future period in which the revision in the estimate becomes known. A 100 basis point change in estimated medical expense trends would have changed annual pretax results of our Commercial segment by $48.7 million and our Government segment by $42.7 million in 2002.

Note 5 in our consolidated financial statements presents a reconciliation of beginning and ending balances for medical and other expenses payable. The table includes the changes in estimates of medical claims payable subsequently recorded to each year. A summary of these changes in estimates and percentage of beginning medical claim reserves follows:

Year ended December 31,	Amount	Percentage of Beginning Reserves	Percentage of Medical Expenses	Variance
	(in millions)
2002	$12.3	1.1%	0.1%	Unfavorable development
2001	$23.4	1.8%	0.3%	Favorable development
2000	$8.5	0.6%	0.1%	Favorable development

Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group’s written notice. Our TRICARE contracts with the federal government and our contracts with various state Medicaid programs are generally multi-year contracts subject to annual renewal provisions. Our Medicare+Choice contracts with the federal government renew annually. We bill and collect premium and administrative fee remittances from employer groups and some individual Medicare+Choice members monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified reimbursement rates and various contractual terms.

Premium revenues are recognized as income in the period members are entitled to receive services, and are net of estimated uncollectible amounts and retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and any required adjustments are reflected in current operations.

Administrative services only fees, or ASO, are earned as services are performed. Administrative services fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. Under ASO contracts, self-funded employers and, for TRICARE ASO, the Department of Defense, retain the risk of financing the cost of health benefits.

Premium and ASO receivables are shown net of allowances for estimated uncollectible accounts and retroactive membership adjustments. Premiums and ASO fees received prior to the period members are entitled to receive services are recorded as unearned revenues.

TRICARE Revenues

Base premium revenues as originally specified in our TRICARE contracts are recognized ratably throughout each contract year as eligible beneficiaries are entitled to receive services. TRICARE revenues also include estimates for amounts recoverable from the federal government as a result of bid price adjustments, or BPAs, and change orders.

Under our TRICARE contracts, we retain the financial risk of contractual discounts in the provider networks, same-store utilization of services and administrative overhead. However, the federal government retains the financial risk associated with changes in usage levels at military treatment facilities, or MTF, changes in the number of persons eligible for TRICARE benefits and medical unit cost inflation. BPAs are utilized to retroactively adjust premium revenues for the impact of the items for which the federal government retains risk. We work closely with the federal government to obtain and review eligibility and MTF workload data, and to quantify and negotiate amounts recoverable or payable under our contractual BPA requirements. We record revenues applicable to BPAs when these amounts are determinable and the collectibility is reasonably assured. Because final settlement of BPAs occurs only at specified intervals, typically in excess of 6 months after the end of a contract year for our largest regions, cumulative amounts receivable or payable under BPAs may be outstanding in excess of a year. Amounts receivable or payable within a year are classified as premiums receivable or trade accounts payable and accrued expenses, respectively, in our consolidated balance sheets. Amounts receivable or payable for longer than one year are classified as other long-term assets or other long-term liabilities, respectively. As a result of the events of September 11, 2001, the subsequent build-up of military personnel to support military operations in Afghanistan and the continuing build-up of military personnel surrounding other international tensions, the magnitude of BPA activity is currently much more significant than in prior years.

TRICARE change orders occur when we perform services or incur costs under the directive of the federal government that were not originally specified in our contracts. Under federal regulations we are entitled to an equitable adjustment to the contract price, which results in additional premium revenues. Examples of items that have necessitated substantial change orders in recent years include congressionally legislated increases in the level of benefits for TRICARE beneficiaries and the administration of new government programs such as TRICARE for Life and TRICARE Senior Pharmacy. Like BPAs, we record revenue applicable to change orders when these amounts are determinable and the collectibility is reasonably assured. Unlike BPAs, where settlement only occurs at specified intervals, change orders may be negotiated and settled at any time throughout the year.

Total TRICARE premium and ASO fee receivables at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(in thousands)
TRICARE premiums receivable:
Base receivable	$190,339	$164,621
Bid price adjustments (BPAs)	104,044	—
Change orders	1,400	1,431

Subtotal	295,783	166,052
Less: long-term portion of BPAs	(86,471)	—

Total TRICARE premiums receivable	$209,312	$166,052

TRICARE ASO fees receivable:
Base receivable	$7,205	$2,142
Change orders	56,230	16,992

Total	$63,435	$19,134

Our TRICARE contracts also contain risk-sharing provisions with the federal government to minimize any losses and limit any profits in the event that medical costs for which we are at risk differ from the levels targeted in our contracts. Amounts receivable from the federal government under such risk-sharing provisions are included in the BPA receivable above, while amounts payable to the federal government under these provisions of approximately $23 million are included in trade accounts payable and accrued expenses in our consolidated balance sheets.

Investment Securities

Investment securities totaled $1,694.6 million, or 37% of total assets at December 31, 2002. Debt securities totaled $1,637.5 million, or 97% of our total investment portfolio. The average duration of our debt securities was approximately 3 years and more than 95% of our debt securities were of investment-grade quality with an average of AA by Standard & Poor’s at December 31, 2002. Most of the debt securities that are below investment grade are rated at the higher end of the non-investment grade spectrum. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Our investment securities are categorized as available for sale and, as a result, are stated at fair value. Fair value of publicly traded debt and equity securities are based on quoted market prices. Non traded debt securities are priced independently by a third party vendor. Fair value of strategic venture capital debt and equity securities that are privately held, or where an observable quoted market price does not exist, are estimated using a variety of valuation methodologies. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity until realized from a sale or impairment.

Gross unrealized losses totaled $12.6 million, or 0.7% of our total investment portfolio at December 31, 2002 compared to $19.5 million, or 1.2% at December 31, 2001. We had no material unrealized loss on any one individual investment security or within any one industry at December 31, 2002. We regularly evaluate our investment securities for impairment. We consider factors affecting the investee, factors affecting the industry the investee operates within, and general debt and equity market trends. We consider the length of time an investment’s fair value has been below carrying value, the near term prospects for recovery to carrying value and our intent and ability to hold the investment until maturity or market recovery is realized. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value through earnings. The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our expectations; facts and circumstances factored into our assessment may change with the passage of time; or we may decide to subsequently sell the investment. The determination of whether a decline in the value of an investment is other than temporary requires us to exercise significant diligence and judgment. The discovery of new information and the passage of time can significantly change these judgments. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

Gross realized losses in 2002 included impairment losses of $19.6 million related to privately held investment securities after an evaluation indicated that a decline in fair value below the cost basis was other than temporary.

Goodwill and Long-lived Asset

At December 31, 2002, goodwill and other long-lived assets represented 28% of total assets and 79% of total stockholders’ equity.

Goodwill is no longer amortized but must be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of fully and self-insured medical and specialty. The Government segment’s three reporting units consist of Medicare+Choice, TRICARE and Medicaid. Goodwill was assigned to the reporting unit that was expected to benefit from a specific acquisition. If goodwill was expected to benefit multiple reporting units, we allocated goodwill in connection with our transitional impairment test as of January 1, 2002 based upon the reporting units’ relative fair value. This process resulted in the allocation of $633.2 million of goodwill to the Commercial segment and $143.7 million of goodwill to the Government segment.

Our long-range business plan and annual planning process supports our goodwill impairment tests. These tests are based primarily on an evaluation of future discounted cash flows under several scenarios. We used a range of discount rates that correspond to our weighted-average cost of capital. Key assumptions including changes in membership, premium yields, medical cost trends and certain government contract extensions are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected.

Long-lived assets consist of property and equipment and other intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation for these assets. In 2002, we recognized long-lived asset impairment losses of $2.4 million as a result of our decision to eliminate three customer service centers. We expect to recognize additional long-lived asset impairment losses of approximately $30.7 million in 2003 related to these service center consolidation initiatives. See “Restructuring Charge” section and Note 14 to the consolidated financial statements.

Recent Transactions

Acquisitions

On May 31, 2001, we acquired the outstanding shares of common stock of a newly-formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits in Regions 2 and 5 for $43.5 million in cash, net of direct transaction costs.

During 2000, in separate transactions, we acquired a Houston-based health plan, two operating shell entities for future business initiatives, and a hospital in-patient management services firm for $76.3 million in cash, net of direct transaction costs.

We accounted for each of these acquisitions under the purchase method of accounting and accordingly, our consolidated results of operations include the results of the acquired businesses from the date of acquisition. For each acquisition, we allocated the purchase price to net tangible and other intangible assets based upon their fair values. Any remaining value not assigned to net tangible or other intangible assets was then allocated to goodwill. Other intangible assets primarily relate to government, subscriber and provider contracts and the cost of the acquired licenses. Goodwill and other intangible assets recorded in connection with the acquisitions were $44.8 million in 2001 and $52.1 million in 2000. The other intangible assets are being amortized over periods ranging from 2 to 20 years, with a weighted average life of 5.7 years. Unaudited pro forma results of operations information have not been presented because the effects of these acquisitions, individually or in the aggregate, were not significant to our results of operations or financial position.

Divestitures

During 2000, we completed transactions to divest our workers’ compensation, north Florida Medicaid and Medicare supplement businesses. We estimated and recorded a $117.2 million loss in 1999 related to these divestitures. There was no subsequent change in the estimated loss. Divested assets, consisting primarily of investment securities and reinsurance recoverables, totaled $651.9 million. Divested liabilities, consisting primarily of workers’ compensation and other reserves, totaled $437.6 million. Cash proceeds received in 2000 were $97.1 million, net of direct transaction costs. Revenue associated with these businesses prior to divestiture for 2000 totaled $102.9 million or less than 1% of our consolidated 2000 revenues. Pretax losses totaled $8.4 million in 2000 related to these businesses.

Recently Issued Accounting Pronouncements

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities, or Statement 146. Statement 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. Statement 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The effect of the adoption is dependent on exit or disposal activities, if any, initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN 45. Fin 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We do not expect the adoption of the recognition provision of FIN 45 will have a material impact on our financial position, results of operations or cash flows. The disclosure provisions of FIN 45 are effective for our December 31, 2002 financial statements. See “Liquidity” section and Note 12 in our consolidated financial statements for guarantee disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or Statement 148. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Notes 2 and 9 in our consolidated financial statements for our stock option accounting policy and required disclosures. As now required by Statement 148, these disclosures will be updated each reporting period beginning with the first quarter of 2003.

Comparison of Results of Operations for 2002 and 2001

The following table presents certain financial data for our two segments:

	For the year ended December 31,
	2002	2001
	(in thousands, except ratios)
Premium revenues:
Fully insured	$5,499,033	$4,941,888
Specialty	337,295	304,714

Total Commercial	5,836,328	5,246,602

Medicare+Choice	2,629,597	2,909,478
TRICARE	2,001,474	1,341,557
Medicaid	462,998	441,324

Total Government	5,094,069	4,692,359

Total	$10,930,397	$9,938,961

Administrative services fees:
Commercial	$103,203	$84,204
Government	141,193	52,886

Total	$244,396	$137,090

Medical expense ratios:
Commercial	83.5%	83.1%
Government	83.8%	83.6%

Total	83.6%	83.3%

SG&A expense ratios:
Commercial	17.5%	17.6%
Government	13.3%	12.8%

Total	15.6%	15.3%

Income (loss) before income taxes:
Commercial	$(15,174)	$(2,013)
Government	225,108	185,093

Total	$209,934	$183,080

The following table presents our medical membership at December 31, 2002 and 2001:

	December 31,		Change
	2002	2001	Members	Percentage
Commercial segment medical members:
Fully insured	2,340,300	2,301,300	39,000	1.7%
ASO	652,200	592,500	59,700	10.1%

Total Commercial	2,992,500	2,893,800	98,700	3.4%

Government segment medical members:
Medicare+Choice	344,100	393,900	(49,800)	(12.6)%
Medicaid	506,000	490,800	15,200	3.1%
TRICARE	1,755,800	1,714,600	41,200	2.4%
TRICARE ASO	1,048,700	942,700	106,000	11.2%

Total Government	3,654,600	3,542,000	112,600	3.2%

Total medical membership	6,647,100	6,435,800	211,300	3.3%

Overview

Net income was $142.8 million, or $0.85 per diluted share in 2002, compared to net income of $117.2 million, or $0.70 per diluted share in 2001. The increase in earnings resulted primarily from premium revenues increasing more than operating costs in both our Commercial and Government segments and the non-amortization of goodwill partially offset by the fourth quarter 2002 restructuring charge.

Premium Revenues and Medical Membership

Premium revenues increased 10.1% to $10.9 billion for 2002, compared to $9.9 billion for 2001. Higher premium revenues resulted primarily from significant commercial premium yields and an increase in TRICARE premiums. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

Commercial segment premium revenues increased 11.5% to $5.8 billion for 2002, compared to $5.2 billion for 2001. This increase resulted primarily from premium yields in the 12% to 14% range for 2002 on our fully insured commercial business. Additionally, our fully insured commercial medical membership increased 1.7% or 39,000 members, to 2,340,300 at December 31, 2002 compared to 2,301,300 at December 31, 2001.

We have been pricing 2003 premiums using the assumption that medical cost trends will accelerate slightly and accordingly, anticipate 2003 Commercial premium yields in the 13% to 15% range. During 2003, we anticipate an increase in our fully insured commercial and administrative services (discussed below) medical membership of approximately 4% to 5%.

Government segment premium revenues increased 8.5% to $5.1 billion for 2002, compared to $4.7 billion for 2001. This increase was primarily attributable to our TRICARE business, partially offset by a reduction in our Medicare+Choice membership.

TRICARE premium revenues were $2.0 billion, an increase of $660 million, or 49.2% compared to 2001. $334 million of the increase in TRICARE premium revenues is attributable to the acquisition of Regions 2 and 5 on May 31, 2001, with the remainder of the increase attributable to the annual increase in our contractually determined base revenues and increases in premium revenues recorded as a result of bid price adjustments, or BPAs, and change orders.

Increasing premium revenues recorded in connection with BPAs resulted from an increase in the number of eligible TRICARE beneficiaries and a decrease in the use of military treatment facilities, or MTFs, by TRICARE beneficiaries. The number of TRICARE beneficiaries has increased as a result of the events of September 11, 2001, the subsequent build-up of military personnel to support military operations in Afghanistan and the continuing build-up of military personnel surrounding other international tensions. A decline in the usage of MTFs occurred for some periods after September 11, 2001 when certain MTFs were restricted by the Department of Defense resulting in a greater use of our provider network by retired military personnel and the dependents of both active duty and retired military personnel. Increasing premium revenues recorded in connection with change orders primarily resulted from expanded benefits for TRICARE beneficiaries as mandated by Congress which includes, among other items, a reduction of beneficiary out-of-pocket maximum cost and the elimination of certain copayments.

Collectively, all of these actions resulted in higher medical expenses during 2002. Since these actions were not originally specified in our contracts, we were entitled to equitable revenue adjustments via the change order and bid price adjustment process. We recognized revenues related to these adjustments when the settlement amount became determinable and the collectibility was reasonably assured.

Medicare+Choice premium revenues were $2.6 billion in 2002, a decrease of 9.6% from $2.9 billion in 2001. Medicare+Choice membership was 344,100 at December 31, 2002, compared to 393,900 at December 31, 2001, a decline of 49,800 members, or 12.6%. Premium yield was 5.6% for 2002. The decrease in membership was due to our exit of various counties on January 1, 2002, as well as attrition of some members selecting other plans in certain markets as a result of annual changes to benefit designs. Effective January 1, 2003, we exited several counties in some of our markets, affecting approximately 10,000 members. We expect that by the end of 2003 Medicare+Choice membership will be approximately 325,000 to 330,000 members.

Administrative Services Fees

Administrative services fees for 2002 were $244.4 million, an increase of $107.3 million from $137.1 million for 2001. For the Commercial segment, administrative services fees increased $19.0 million, or 22.6%, to $103.2 million. This increase corresponds to the higher level of ASO membership at December 31, 2002, which was 652,200 members, compared to 592,500 members at December 31, 2001 and also reflects an increase in the average fees received per member. Administrative services fees for the Government segment increased $88.3 million when comparing 2002 to 2001. $51 million of this increase was due to the TRICARE Regions 2 and 5 acquisition, with the remainder attributable to the implementation of the TRICARE for Life benefits program effective October 1, 2001. TRICARE for Life is a program for seniors where we provide medical benefit administrative services.

Investment and Other Income

Investment and other income totaled $86.4 million in 2002, a decrease of $32.4 million from $118.8 million in 2001. Net realized losses of $10.1 million in 2002 compared to net realized gains of $13.9 million in 2001. Net realized losses in 2002 included impairment losses of $19.6 million related to privately held venture capital investment securities after an evaluation indicated that a decline in fair value below the cost basis was other than temporary. Lower interest rates also decreased investment income $10.9 million in 2002 compared to 2001. The average yield on investment securities was 4.6% in 2002, declining from 5.1% in 2001.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio, for 2002 was 83.6%, increasing 30 basis points from 83.3% for 2001.

The Commercial segment medical expense ratio for 2002 was 83.5%, increasing 40 basis points from 83.1% for 2001. This increase primarily was due to the shift in the mix of our fully insured commercial medical membership to a heavier concentration of larger group sizes. Large group commercial membership represents approximately 65% of our fully insured commercial membership at December 31, 2002 compared to 62% at December 31, 2001. Large group membership traditionally experiences a higher medical expense ratio and a lower selling, general and administrative expense ratio than does our small group membership.

The Government segment medical expense ratio for 2002 was 83.8%, increasing 20 basis points from 83.6% for 2001. This increase primarily was attributable to TRICARE. As discussed previously, TRICARE medical expense increased due to expanded benefits for TRICARE beneficiaries mandated by Congress, an increase in eligible beneficiaries, and an increase in the use of Humana’s provider network rather than military treatment facilities. Since these actions were not originally specified in our contracts or were for items that the Department of Defense retains financial risk, we were entitled to equitable revenue adjustments through the change order and bid price adjustment processes. These higher medical expenses combined with the associated higher premium revenues resulted in an overall increase in the Government medical expense ratio.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for 2002 was 15.6%, increasing 30 basis points from 15.3% for 2001. During the fourth quarter of 2002, we recorded $30.1 million of administrative expenses for a contingent contractual provider dispute and other items associated with our 1997 acquisition of Physician Corporation of America, or PCA. Of the total $30.1 million of administrative expenses, which amounts to a 30 basis point increase in the 2002 SG&A expense ratio, $28.4 million impacted our Commercial segment and $1.7 million impacted our Government segment.

The Commercial segment’s SG&A expense ratio was 17.5% for 2002, decreasing 10 basis points from 2001 of 17.6%. The PCA items discussed above accounted for a 30 basis point increase in this ratio. The remaining 40 basis point decline in the SG&A ratio was driven primarily by the changing mix of members towards more larger group members and reductions in the number of our employees due to operational efficiencies gained from streamlining various processes through technology and other initiatives. Costs to distribute and administer our products to large group members are lower than that of small group members.

The Government segment’s SG&A expense ratio was 13.3% for 2002, increasing 50 basis points compared to 12.8% in 2001. This increase resulted from a higher proportion of revenues generated from administrative services fees, primarily from the TRICARE Regions 2 and 5 acquisition and the implementation of the TRICARE for Life benefit programs effective October 1, 2001, as discussed above. ASO business carries a much higher SG&A ratio than fully insured business.

We expect our total SG&A expense ratio to decline by approximately 80 basis points in 2003 due to our plan to realign our operating model around our commercial strategy and reductions in our administrative cost structure, including the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

Depreciation and amortization was $120.7 million in 2002, a decrease of $40.8 million, or 25.3%, from $161.5 million in 2001. On a comparable basis, depreciation and amortization was $106.5 in 2001, excluding goodwill amortization expense. The $14.2 million increase in 2002 compared to 2001, as adjusted, results from capital expenditures primarily related to our technology initiatives and the TRICARE acquisition of Regions 2 and 5 on May 31, 2001.

Interest Expense

Interest expense was $17.3 million in 2002, a decrease of $8.0 million from $25.3 million in 2001. This decrease primarily resulted from lower interest rates.

Income Taxes

Our effective tax rate in 2002 of 32% decreased 4% compared to the 36% effective tax rate in 2001. The lower effective tax rate in 2002 primarily resulted from the cessation of non-deductible goodwill amortization on January 1, 2002, partially offset by higher state income taxes and a lower proportion of tax-exempt investment income to pretax income. In addition, during 2002, the Internal Revenue Service completed their audit of all open years prior to 2000 which resulted in a favorable adjustment to the estimated accrual for income taxes of approximately $32.6 million. This was offset by an increase of approximately $24.5 million in the capital loss valuation allowance after we reevaluated probable capital gain realization in the allowable carryforward period based upon our capital gain experience beginning in 2000 and consideration of alternative tax planning strategies. See Note 6 to the consolidated financial statements for a complete reconciliation to the federal statutory rate. We expect the effective tax rate for 2003 to increase to approximately 36% as a result of a lower proportion of tax-exempt investment income to pretax income and because we are not currently anticipating any favorable adjustments resulting from the completion of any IRS tax examinations during 2003.

Comparison of Results of Operations for 2001 and 2000

The following table presents certain financial data for our two segments:

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

Administrative Services Fees

Administrative services fees for 2001 were $137.1 million, an increase of $50.8 million from $86.3 million for 2000. This increase primarily was due to the TRICARE Regions 2 and 5 acquisition, and servicing medical benefits in an administrative capacity under a new TRICARE program for seniors, called TRICARE for Life, which began October 1, 2001.

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

The Commercial segment medical expense ratio for 2001 was 83.1%, decreasing 50 basis points from 83.6% for 2000. The improvement in our Commercial medical expense ratio resulted primarily from exercising pricing discipline in our fully insured accounts.

The Government segment medical expense ratio for 2001 was 83.6%, decreasing 190 basis points from 85.5% for 2000. This improvement primarily resulted from exiting 45 non-core counties in our Medicare+Choice business with higher medical expense ratios on January 1, 2001, coupled with significant benefit design changes which also became effective on that date.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for 2001 was 15.3%, increasing 80 basis points from 14.5% in 2000. Similar increases occurred in the SG&A expense ratios of our Commercial and Government segments as indicated in the preceding table. These increases resulted from an increase in the mix of ASO membership, primarily from the TRICARE acquisition, and planned spending on infrastructure and technology initiatives.

Depreciation and amortization was $161.5 million in 2001, an increase of $15.0 million, or 10.2%, from $146.5 million in 2000. This increase was the result of increased capital expenditures primarily related to our technology initiatives and the TRICARE acquisition on May 31, 2001.

Interest Expense

Interest expense was $25.3 million in 2001, a decrease of $3.3 million from $28.6 million in 2000. This decline was attributable to the impact from lower interest rates that were offset by higher average daily outstanding borrowings. A greater proportion of total debt outstanding during 2001 resulted from borrowings under our credit agreement, and later in the year under the 5-year senior notes issued in August 2001. These borrowings have longer maturities than borrowings under our commercial paper program, resulting in higher daily average outstanding borrowings in 2001 compared to 2000. As a result of this changing debt mix, daily cash in excess of our funding requirements was invested, causing higher average invested balances described above.

Income Taxes

Our effective tax rate in 2001 was approximately 36% compared to a 21% effective tax rate in 2000. The lower effective tax rate in 2000 was the result of recognizing the benefit of capital loss carryforwards resulting from the sale of our workers’ compensation business.

Liquidity

The following table presents operating cash flows for the years ended December 31, 2002 and 2001, excluding the effects of the timing of the Medicare+Choice premium receipts:

	For the years ended,
	2002	2001
	(in thousands)
Cash flows provided by operating activities	$321,408	$148,958
Timing of Medicare+Choice premium receipts	10,873	16,815

Normalized cash flows provided by operating activities	$332,281	$165,773

The Medicare+Choice premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we receive this payment at the end of the previous month. This receipt is significant, the timing of which can cause material fluctuation in operating cash flows. Normalized operating cash flows assume these monthly receipts were received in the month in which they are applicable, providing a better comparison.

Normalized operating cash flows were $332.3 million in 2002, compared to $165.8 million in 2001, an increase of $166.5 million. This increase primarily was attributable to higher net income and an increase in medical and other expenses payable partially offset by higher TRICARE receivables. Medical and other expenses payable increased $55.7 million during 2002, primarily as a result of membership growth, the timing of our payment to our third-party pharmacy benefit administrator, and increases in medical claims trend partially offset by a reduction in unprocessed claim inventories and a decrease in claim receipt cycle time. Medical and other expenses payable declined $179.5 million during 2001 due to reductions in both unprocessed claim inventories on-hand and membership levels.

Throughout 2001, and to a lesser extent during 2002, we reduced the level of unprocessed claim inventories, a direct result of our focused effort to improve service and operational efficiencies. The pace of claim inventory reduction slowed during 2002 to $33.1 million compared to $132.0 million for 2001. The following table presents the estimated valuation and number of unprocessed claims on hand. Claims on hand represent the estimated number of provider requests for reimbursement that have been received but not yet processed.

	Estimated Valuation	Claims On Hand	Number of Days Claims On-hand
	(in thousands)
December 31, 2000	$257,400	1,157,900	11.0
December 31, 2001	$125,400	518,100	5.0
December 31, 2002	$92,300	424,200	4.1

Total net premium and ASO receivables increased to $416.9 million, or 27.8%, during 2002 primarily related to TRICARE, as presented in the following table:

	December 31,		Change
	2002	2001	Dollars	Percentage
		(in thousands)
TRICARE:
Base receivable	$197,544	$166,763	$30,781	18.5%
Bid price adjustments (BPAs)	104,044	—	104,044	100.0%
Change orders	57,630	18,423	39,207	212.8%

	359,218	185,186	174,032	94.0%
Less: long-term portion of BPAs	(86,471)	—	(86,471)	100.0%

TRICARE subtotal	272,747	185,186	87,561	47.3%
Commercial and other	174,309	179,621	(5,312)	(3.0)%
Allowance for doubtful accounts	(30,178)	(38,539)	8,361	(21.7)%

Total net receivables	$416,878	$326,268	$90,610	27.8%

TRICARE receivables increased primarily due to change orders and bid price adjustments previously discussed. We collect the TRICARE base receivables monthly in the ordinary course of business. The timing of BPA collections occurs at contractually specified intervals, typically in excess of 6 months after the end of a contract year for our largest regions. We classified a portion of the total BPA receivables associated with our Regions 3 and 4 TRICARE contract as long-term because the federal government is not obligated to pay us the amounts until January 2004. We also have a BPA amount payable within one year under the Regions 3 and 4 contract of approximately $23 million at December 31, 2002, which is classified in trade accounts payable and accrued expenses in our consolidated balance sheets. Change orders may be negotiated and settled at any time throughout the year. We expect to collect the change order receivable balance of $57.6 million no later than the second quarter of 2003. Due to the build-up of military personnel and other items previously discussed, we expect TRICARE receivables to increase from the $359 million level at December 31, 2002 to a range of $415 million to $465 million at December 31, 2003.

The allowance for doubtful accounts of $30.2 million at December 31, 2002, which relates entirely to commercial and other receivables, decreased from $38.5 million at December 31, 2001. This decline resulted from a reduction in past due accounts, improved collections and operating efficiencies related to the billing and enrollment system.

Capital Expenditures

Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Total capital expenditures, excluding acquisitions, were $112.1 million in 2002, $115.5 million in 2001, and $135.1 million in 2000. Excluding acquisitions, we expect our total capital expenditures in 2003 to be approximately $105 million, most of which will be used for our technology initiatives and improvement of administrative facilities.

Stock Repurchase Plan

In July 2002, the Board of Directors authorized the use of up to $100 million in total for the repurchase of our common shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. We have engaged Lehman Brothers Inc. and Banc of America Securities, LLC to broker these transactions. As of December 31, 2002, we had purchased 6.4 million shares for an aggregate purchase price of $74.0 million, or $11.56 per share. Since December 31, 2002 and through February 26, 2003, we had purchased 2.2 million more shares for an aggregate purchase price of $20.8 million, or $9.31 per share. The total remaining share repurchase authorization as of February 26, 2003 was $5.2 million.

Debt

The following table presents our short-term and long-term debt outstanding at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$265,000	$263,000

Long-term debt:
Senior notes	$334,368	$309,789
Other long-term borrowings	5,545	5,700

Total long-term debt	$339,913	$315,489

Senior Notes

The $300 million 7¼% senior, unsecured notes are due August 1, 2006.

In order to hedge the risk of changes in the fair value of our $300 million 7¼% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 7¼% fixed interest rate under our senior notes for a variable interest rate, which was 3.06% at December 31, 2002. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 7¼% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements are estimated based on quoted market prices of comparable agreements and reflects the amounts we would receive (or pay) to terminate the agreements at the reporting date. At December 31, 2002, the $34.9 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $34.9 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Credit Agreements

We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. A one year term out option converts the outstanding borrowings, if any, under the credit agreement to a one year term loan upon expiration. The 4-year revolving credit agreement expires in October 2005. In October 2002, we renewed the 364-day revolving credit agreement which expires in October 2003, unless extended.

There were no balances outstanding under either agreement at December 31, 2002. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. The minimum net worth requirement was $1,163.4 million at December 31, 2002 and increases by 50% of consolidated net income each quarter. The minimum interest coverage ratio is generally calculated by dividing interest expense into earnings before interest and tax expense, or EBIT. The maximum leverage ratio is generally calculated by dividing debt into earnings before interest, taxes, depreciation and amortization expense, or EBITDA. EBIT and EBITDA used to calculate compliance with these financial covenants is based upon four consecutive quarters. The current minimum interest coverage ratio of 3.5, increases to 4.0 effective December 31, 2003. The current maximum leverage ratio of 2.75 declines to 2.5 effective December 31, 2003. At December 31, 2002, our net worth of $1,606.5 million, interest coverage ratio of 13.7, and leverage ratio of 1.7 were all in compliance with the applicable requirements. Additionally, we would have been in compliance assuming the more restrictive future financial covenant requirements were applicable at December 31, 2002.

Commercial Paper Programs

We maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. The weighted average interest rate on our conduit commercial paper borrowings was 1.76% at December 31, 2002. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

We also maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Aggregate borrowing under both the credit agreements and commercial paper program cannot exceed $530 million.

Other Borrowings

Other borrowings of $5.5 million at December 31, 2002 represent financing for the renovation of a building, bear interest at 2% and are payable in various installments through 2014.

Shelf Registration

On October 8, 2002, we filed a universal shelf registration with the SEC to register debt or equity securities, from time to time, up to a total of $600 million, with the amount, price and terms to be determined at the time of the sale. Once it becomes effective, we will have the ability to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

Contractual Obligations and Off-Balance Sheet Arrangements

We are contractually obligated to make payments for years subsequent to December 31, 2002 as follows:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Debt	$604,913	$265,623	$1,283	$335,482	$2,525
Operating leases	264,491	63,471	87,990	54,989	58,041

Total	$869,404	$329,094	$89,273	$390,471	$60,566

Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of a debt covenant violation is remote. We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased, we would have recognized a liability for the financing of these assets. See also Note 12 to the consolidated financial statements.

Our 5-year and 7-year airplane operating leases which are included above provide for a residual value guarantee of no more than $17.9 million at the end of the lease terms which expire December 29, 2004 for the 5-year leases and January 1, 2010 for the 7-year lease. We have the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. If we decide not to exercise our purchase option at the end of the lease, we must pay the lessor a maximum amount of $13.1 million related to the 5-year leases and $4.8 million related to the 7-year lease. The amount will be reduced by the net sales proceeds of the airplanes to a third party. A $3.5 million gain in connection with a 1999 sale/leaseback transaction is being deferred until the residual value guarantee is resolved at the end of the lease term. We do not believe that we will have any payment obligation at the end of the lease because we will exercise the purchase obligation, or the net proceeds from the sale of the airplanes will exceed the maximum amount payable to the lessor.

We have $23.8 million in undrawn letters of credit outstanding at December 31, 2002. Letters of credit totaling $10.9 million have been issued to ensure our payment to a beneficiary for assumed obligations of our wholly owned captive insurance subsidiary related to pre-1993 professional liability risks for which the beneficiary remains directly liable. Other letters of credit totaling $12.9 million were issued to ensure our payment to various beneficiaries for miscellaneous contractual obligations. These letters of credit renew automatically on an annual basis unless the beneficiary otherwise notifies us. In February 2003, a $5.0 million letter of credit supporting miscellaneous contractual obligations of ours expired without renewal. Over the past 10 years, we have not had to fund any letters of credit.

Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency.

Other Liquidity Factors

Our investment grade credit rating at December 31, 2002 was Baa3 according to Moody’s Investors Services, Inc., or Moody’s and BBB, according to Standard & Poor’s Corporation, or S&P. A downgrade to Ba2 or lower by Moody’s and BB or lower by S&P would give the counterparty of one of our interest rate swap agreements with a $100 million notional amount, the right, but not the obligation, to cancel the interest rate swap agreement. If cancelled, we would pay or receive an amount based on the fair market value of the swap agreement. Assuming this swap agreement had been cancelled on December 31, 2002, we would have received $34.9 million. Other than the swap agreement, adverse changes in our credit ratings will not create, increase, or accelerate any liabilities. Adverse changes in our credit rating will increase the rate of interest we pay and may impact the amount of credit available to us in the future.

Related Parties

No related party transactions had a material effect on our financial position, results of operations or cash flows. Certain immaterial related party transactions are discussed in our Proxy Statement for the meeting to be held May 15, 2003 – see “Certain Transactions with Management and Others.”

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans or other cash transfers to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2002, we maintained aggregate statutory capital and surplus of $1,006.9 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $576.0 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at December 31, 2002, each of our subsidiaries would be in compliance, and we would have $358.8 million of aggregate capital and surplus above the minimum level required under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at December 31, 2002.

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

We evaluated the impact on our investment income and debt expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The modeling technique used to calculate the pro forma net change considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including, among others, unexpected changes of cash flow into and out of the portfolio, shifts in the asset mix between tax and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, annual changes in 3 month LIBOR rates have exceeded 300 basis points twice, have not changed between 200 and 300 basis points and have changed between 100 and 200 basis points once. LIBOR was 1.38% at December 31, 2002. Our model assumed the maximum possible reduction in LIBOR could not exceed 138 basis points.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
2002
Fixed income portfolio	$(21,793)	$(15,708)	$(8,848)	$9,228	$17,253	$24,876
Debt	4,019	4,019	4,019	(4,019)	(8,038)	(12,057)

Total	$(17,774)	$(11,689)	$(4,829)	$5,210	$9,215	$12,819

2001
Fixed income portfolio	$(15,216)	$(11,578)	$(5,496)	$5,528	$11,102	$16,655
Debt	7,238	7,238	3,822	(3,822)	(7,645)	(11,467)

Total	$(7,978)	$(4,340)	$(1,674)	$1,706	$3,457	$5,188

The following table presents the hypothetical change in fair market values of the publicly-traded equity securities we held at December 31, 2002 and 2001, which are sensitive to changes in stock market values. These publicly-traded equity securities are held for purposes other than trading.

	Decrease in valuation of security given an X% decrease in each equity security’s value			Fair Value at Dec. 31,	Increase in valuation of security given an X% increase in each equity security’s value
	(30%)	(20%)	(10%)		10%	20%	30%
	(in thousands)
2002
Publicly-traded equity securities	$(2,640)	$(1,760)	$(880)	$8,800	$880	$1,760	$2,640

2001
Publicly-traded equity securities	$(4,830)	$(3,220)	$(1,610)	$16,101	$1,610	$3,220	$4,830

Annual changes in equity valuations (based upon the Standard & Poor’s 500 stock index) over the past 10 years which were in excess of 30% occurred five times, between 20% and 30% occurred three times and between 10% and 20% also occurred two times.

Government Contracts

Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare+Choice program’s current reimbursement rates. We are unable to predict the outcome of these proposals or the impact they may have on our financial position, results of operations, or cash flows.

We currently are in negotiations with the Department of Defense to extend our TRICARE contracts that expire on April 30, 2003 for Regions 2 and 5 and June 30, 2003 for Regions 3 and 4. We believe we will be able to successfully extend our TRICARE contracts under substantially the same terms for one additional year plus a one year renewal option which should continue our contracts through the new TRICARE Next Generation, or T-Nex, transition described below. Historical pretax profit margins for our TRICARE business have generally ranged from 2 to 4 percent. We expect margins to continue in this range during 2003.

The Department of Defense recently announced a plan to consolidate the total number of prime contracts from seven to three under the new T-Nex program. The Department of Defense has stated that a bidder can be awarded only one prime contract, although a bidder would be allowed to secondarily participate in another contract. We submitted a bid in January 2003 to participate as a prime contractor for the South region. Additionally, we partnered with Aetna Government Health Plans, LLC, a subsidiary of Aetna, Inc. to participate as a subcontractor should Aetna Government Health Plans, LLC be awarded the North region. An announcement of the awards is expected in mid to late 2003 with transition to the new regions not expected until mid to late 2004. At this time we are unable to predict whether we will be awarded a contract, or the effective date of the contract.

If we are a successful bidder on the South region, we do not expect a material change to our consolidated financial position, results of operations, or cash flows, although TRICARE profits could decline slightly. TRICARE membership would not materially change from current levels. TRICARE revenues and expenses would decline by approximately 20% as a result of certain benefits, e.g. pharmacy, which are included under our current contract, being excluded and under separate T-Nex contracts in the future.

Effective July 1, 2002, we signed two contracts in Puerto Rico covering beneficiaries in two of the eight regions in Puerto Rico’s Medicaid program, which represents 86% of our total Medicaid membership as of December 31, 2002. The term of each of these contracts is three years, subject to annual renewal options with the Health Insurance Administration in Puerto Rico. Our Medicaid contracts in Florida and Illinois generally are annual contracts.

The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations and cash flows.

Legal Proceedings

We are party to a variety of legal actions in the ordinary course of business, including employment matters, breach of contract actions, tort claims, and shareholder suits involving alleged securities fraud. A description of material legal actions in which we are currently involved is included under “Legal Proceedings” of Item 3 in Part 1. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in defense of these matters. In addition, recent court decisions and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

Cautionary Statements

This document includes both historical and forward-looking statements. The forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed below. In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results. Our business is highly complicated, regulated and competitive with many different factors affecting results.

If the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of medical claim reserves are inadequate, our profitability could decline.

We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, allocations of some centralized expenses and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, increased utilization or unit cost, competition, government regulations and many other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums.

These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	catastrophes or epidemics;

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation;

•	new government mandated benefits or other regulatory changes; and

•	increased use of health care, including doctors’ office visits and prescriptions resulting from terrorists’ attacks and subsequent terrorists threats, including bioterrorism.

Failure to adequately price our products or estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

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

If we do not design and price our products properly and competitively, our membership and profitability could decline.

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

Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among others, could affect our membership levels. Other actions that could affect membership levels include the possible exit of Medicare+Choice service and the exit of commercial products in some markets. If we do not compete effectively in our markets, if membership does not increase as we expect, or if it declines, or if we lose accounts with favorable medical cost experience while retaining accounts with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

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

We and some of our competitors in the health benefits business are defendants in a number of purported class action lawsuits. These include separate suits against us and five of our competitors that purport to be brought on behalf of members of managed care plans, which we refer to as the subscriber track cases. In addition, there is a single action against us and eight of our competitors that purports to be brought on behalf of health care providers, which we refer to as the provider track case. These suits allege breaches of federal statutes, including ERISA and RICO.

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the denial of health care benefits;

•	challenges to the use of some software products used in administering claims;

•	medical malpractice actions;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to self-funded business, including actions alleging claim administration errors;

•	claims related to the failure to disclose some business practices; and

•	claims relating to customer audits and contract performance.

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

A description of material legal actions in which we are currently involved is included under “Legal Proceedings” of Item 3 in Part I. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

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

A significant portion of our revenues relates to federal, state and local government health care coverage programs, including the Medicare+Choice, Medicaid and TRICARE programs. These programs involve various risks, including:

•	the possibility of reduced or insufficient government reimbursement in the future;

•	the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. We currently are in negotiations with the Department of Defense to extend our TRICARE contracts that expire on April 30, 2003 for Regions 2 and 5 and June 30, 2003 for Regions 3 and 4. We believe we will be able to successfully extend our TRICARE contracts under substantially the same terms for one additional year plus a one year renewal option which should continue our contracts through the new TRICARE Next Generation, or T-Nex. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. The loss of these contracts or significant changes in these programs as a result of legislative action, including reductions in payments or increases in benefits without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	at December 31, 2002, under one of our CMS contracts, we provided health insurance coverage to approximately 228,400 members in Florida. This contract accounted for approximately 16% of our total premiums and ASO fees for the year ended December 31, 2002. The termination of this contract would likely have a material adverse effect upon our financial condition, results of operations and cash flows;

•	higher comparative medical costs;

•	government regulatory and reporting requirements;

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups;

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act; and

•	state budget constraints.

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

The health care industry in general, and health management organizations, or HMOs, and preferred provider organizations, or PPOs, in particular, are subject to substantial federal and state government regulation, including:

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	mandatory benefits and products, including a Medicare pharmacy benefit or discount card;

•	rules tightening time periods in which claims must be paid;

•	patients’ bill of rights;

•	defining medical necessity;

•	health insurance access;

•	provider compensation and contract language;

•	disclosure of provider fee schedules and other data impacting payments to providers;

•	health plan liability to members who fail to receive appropriate care;

•	disclosure and composition of physician networks;

•	physicians’ ability to collectively negotiate contract terms with carriers, including fees; and

•	mental health parity.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we must make significant systems enhancements and invest in new technological solutions. The compliance date for standard transactions and code sets rules has been extended to October 17, 2003 based on our submission of a compliance plan, including work plan and implementation strategy to the Secretary of Health and Human Services. Under the new HIPAA privacy rules, by April 14, 2003 we must comply with a variety of requirements concerning the use and disclosure of individuals’ protected health information, establish rigorous internal procedures to protect health information and enter into business associate contracts with those companies to whom protected health information is disclosed. Regulations issued in February 2003 set standards for the security of electronic health information requiring compliance by April 21, 2005. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

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

On November 21, 2000, the Department of Labor published its final regulation on claims and appeals review procedures under ERISA. The claims procedure regulation applies to all employee benefit plans governed by ERISA, whether benefits are provided through insurance products or are self-funded. As a result, the new claims and appeals review regulation impacts nearly all employer and union-sponsored health and disability plans, except church and government plans. Similar to legislation recently passed by many states, the new ERISA claims and appeals procedures impose shorter and more detailed procedures for processing and reviewing claims and appeals. According to the Department of Labor, however, its ERISA claims and appeals regulation does not preempt state insurance and utilization review laws that impose different procedures or time lines, unless complying with the state law would make compliance with the new ERISA regulation impossible. Unlike its state counterparts, the ERISA claims and appeals rule does not provide for independent external review to decide disputed medical questions. Instead, the federal regulation will generally make it easier for claimants to avoid state-mandated internal and external review processes and to file suit in federal court. The new ERISA claims and appeals rules generally became effective July 1, 2002 or the first day of the first plan year beginning after July 1, 2002, whichever is later. In any case, health plans must comply with the new rules with respect to all claims filed on or after January 1, 2003.

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

We currently are in negotiations with HCA Inc. regarding our contracts in Florida covering 30 hospitals, which expire on April 30, 2003. Although we have included estimated hospital rate increases in our Commercial premium rates and in our Medicare benefit designs, we are currently unable to predict the outcome of these negotiations, but believe such outcome will not have a material impact on our financial position, results of operations, or cash flows.

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

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., the parent company. These subsidiaries generally are regulated by state departments of insurance. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. We are also required by law to maintain specific proscribed minimum amounts of capital in these subsidiaries. One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain assets at least equivalent to its current liabilities. In addition, we normally notify the state departments of insurance prior to making payments that do not require approval.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Item 7 herein, under the caption “Market Risk-Sensitive Financial Instruments and Positions.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$721,357	$651,420
Investment securities	1,405,833	1,389,596
Receivables, less allowance for doubtful accounts of $30,178 in 2002 and $38,539 in 2001
Premiums	348,562	299,601
Administrative services fees	68,316	26,667
Other	250,857	255,654

Total current assets	2,794,925	2,622,938

Property and equipment, net	459,842	461,761
Other assets:
Long-term investment securities	288,724	286,123
Goodwill	776,874	776,874
Other	279,665	255,942

Total other assets	1,345,263	1,318,939

Total assets	$4,600,030	$4,403,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,142,131	$1,086,386
Trade accounts payable and accrued expenses	552,689	479,996
Book overdraft	94,882	152,757
Unearned revenues	335,757	325,040
Short-term debt	265,000	263,000

Total current liabilities	2,390,459	2,307,179
Long-term debt	339,913	315,489
Other long-term liabilities	263,184	273,021

Total liabilities	2,993,556	2,895,689

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 171,334,893 shares issued in 2002 and 170,692,520 shares issued in 2001	28,556	28,449
Capital in excess of par value	931,089	922,439
Retained earnings	720,877	578,122
Accumulated other comprehensive income	22,455	11,670
Unearned restricted stock compensation	(6,516)	(17,882)
Treasury stock, at cost, 8,362,537 shares in 2002 and 1,880,619 shares in 2001	(89,987)	(14,849)

Total stockholders’ equity	1,606,474	1,507,949

Total liabilities and stockholders’ equity	$4,600,030	$4,403,638

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2002	2001	2000
	(in thousands, except per share results)
Revenues:
Premiums	$10,930,397	$9,938,961	$10,394,631
Administrative services fees	244,396	137,090	86,298
Investment and other income	86,388	118,835	115,021

Total revenues	11,261,181	10,194,886	10,595,950

Operating expenses:
Medical	9,138,196	8,279,844	8,781,998
Selling, general and administrative	1,739,192	1,545,129	1,524,799
Depreciation and amortization	120,730	161,531	146,548
Restructuring charge	35,877	—	—

Total operating expenses	11,033,995	9,986,504	10,453,345

Income from operations	227,186	208,382	142,605

Interest expense	17,252	25,302	28,615

Income before income taxes	209,934	183,080	113,990

Provision for income taxes	67,179	65,909	23,938

Net income	$142,755	$117,171	$90,052

Basic earnings per common share	$0.87	$0.71	$0.54

Diluted earnings per common share	$0.85	$0.70	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
Balances, January 1, 2000	167,609	$27,935	$898,698	$371,378	$(28,490)	$(1,510)	$—	$1,268,011
Comprehensive income:
Net income	—	—	—	90,052	—	—	—	90,052
Other comprehensive income:
Net unrealized investment gains, net of $12,721 tax	—	—	—	—	19,981	—	—	19,981

Comprehensive income								110,033
Common stock repurchases	—	—	—	—	—	—	(26,432)	(26,432)
Restricted stock grants (forfeitures), net	2,990	498	20,525	(479)	—	(33,029)	12,485	—
Restricted stock amortization	—	—	—	—	—	7,069	—	7,069
Restricted stock market value adjustment	—	—	1,707	—	—	(1,707)	—	—
Stock option exercises	290	49	1,568	—	—	—	—	1,617
Stock option tax benefit	—	—	123	—	—	—	—	123

Balances, December 31, 2000	170,889	28,482	922,621	460,951	(8,509)	(29,177)	(13,947)	1,360,421

Comprehensive income:
Net income	—	—	—	117,171	—	—	—	117,171
Other comprehensive income:
Net unrealized investment gains, net of $12,847 tax	—	—	—	—	20,179	—	—	20,179

Comprehensive income								137,350
Common stock repurchases	—	—	—	—	—	—	(1,867)	(1,867)
Restricted stock grants (forfeitures), net	(433)	(72)	(1,699)	—	—	815	956	—
Restricted stock amortization	—	—	—	—	—	9,492	—	9,492
Restricted stock market value adjustment	—	—	(988)	—	—	988	—	—
Stock option exercises	237	39	2,244	—	—	—	9	2,292
Stock option tax benefit	—	—	261	—	—	—	—	261

Balances, December 31, 2001	170,693	28,449	922,439	578,122	11,670	(17,882)	(14,849)	1,507,949

Comprehensive income:
Net income	—	—	—	142,755	—	—	—	142,755
Other comprehensive income:
Net unrealized investment gains, net of $6,465 tax	—	—	—	—	10,785	—	—	10,785

Comprehensive income								153,540
Common stock repurchases	—	—	—	—	—	—	(74,035)	(74,035)
Restricted stock forfeitures	(331)	(55)	(2,317)	—	—	2,372		—
Restricted stock amortization	—	—	—	—	—	8,994	—	8,994
Stock option exercises	973	162	8,763	—	—	—	(1,103)	7,822
Stock option tax benefit	—	—	2,204	—	—	—	—	2,204

Balances, December 31, 2002	171,335	$28,556	$931,089	$720,877	$22,455	$(6,516)	$(89,987)	$1,606,474

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities
Net income	$142,755	$117,171	$90,052
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charge	2,448	—	—
Depreciation and amortization	120,730	161,531	146,548
Amortization of restricted stock	8,994	9,492	7,069
Loss (gain) on sale of property and equipment, net	3,168	686	(3,373)
Loss (gain) on sale of investment securities, net	10,077	(13,853)	(6,615)
Provision for deferred income taxes	49,561	56,104	19,287
Provision for doubtful accounts	5,990	4,039	10,927
Changes in operating assets and liabilities excluding the effects of acquisitions and divestitures:
Receivables	(183,071)	(25,231)	141
Other assets	(2,464)	10,579	(9,369)
Medical and other expenses payable	55,745	(179,539)	(195,891)
Workers’ compensation liabilities	—	—	(30,064)
Other liabilities	84,347	19,456	24,494
Unearned revenues	10,717	(13,397)	(16,050)
Other	12,411	1,920	3,248

Net cash provided by operating activities	321,408	148,958	40,404

Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	(29,359)	(12,910)
Divestitures, net of cash and cash equivalents disposed	—	1,470	28,517
Purchases of property and equipment	(112,136)	(115,536)	(135,067)
Dispositions of property and equipment	1,849	565	21,163
Purchases of investment securities	(2,569,078)	(1,874,482)	(1,205,129)
Maturities of investment securities	492,935	626,369	543,062
Proceeds from sales of investment securities	2,058,273	1,272,166	582,339

Net cash used in investing activities	(128,157)	(118,807)	(178,025)

Cash flows from financing activities
Revolving credit agreement (repayments) borrowings	—	(520,000)	520,000
Net conduit commercial paper borrowings	2,000	263,000	—
Net commercial paper repayments	—	(79,952)	(606,261)
Proceeds from issuance of senior notes	—	299,277	—
Proceeds from other borrowings	—	5,700	—
Debt issue costs	(1,549)	(7,116)	—
Change in book overdraft	(57,875)	4,194	(66,618)
Common stock repurchases	(74,035)	(1,867)	(26,432)
Other	8,145	471	(3,793)

Net cash used in financing activities	(123,314)	(36,293)	(183,104)

Increase (decrease) in cash and cash equivalents	69,937	(6,142)	(320,725)
Cash and cash equivalents at beginning of period	651,420	657,562	978,287

Cash and cash equivalents at end of period	$721,357	$651,420	$657,562

Supplemental cash flow disclosures:
Interest payments	$14,691	$23,663	$25,190
Income tax payments (refunds), net	$43,454	$11,413	$(35,182)
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$—	$154,684	$125,816
Less: liabilities assumed	—	(125,325)	(112,906)

Cash paid for acquired businesses, net of cash acquired	$—	$29,359	$12,910

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2002 revenues of $11.3 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and all entities we own. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. In 2002, approximately 70% of our premiums and administrative services fees resulted from members located in Florida, Illinois, Texas, Kentucky and Ohio. We derived approximately 44% of our premiums and administrative services fees from contracts with the federal government in 2002. Under two federal government contracts with the Department of Defense, we provide health insurance coverage to TRICARE members, accounting for approximately 19% of our total premium and administrative services fees in 2002. Under one federal government contract with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare+Choice members in Florida, accounting for approximately 16% of our total premiums and administrative services fees in 2002.

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

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc., and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to our prior years’ consolidated financial statements to conform with the current year presentation. These adjustments had no effect on previously reported consolidated net income or stockholders’ equity.

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the recognition of revenue related to our TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, money market funds, commercial paper, and certain U.S. Government securities with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the investments.

Investment Securities

Investment securities, which consist primarily of debt and equity securities, have been categorized as available for sale and, as a result, are stated at fair value. Fair value of publicly traded debt and equity securities are based on quoted market prices. Non traded debt securities are priced independently by a third party vendor. Fair value of strategic venture capital debt securities that are privately held, or where an observable quoted market price does not exist, are estimated using a variety of valuation methodologies. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Investment securities available for current operations are classified as current assets. Investment securities available for our capital spending, professional liability and long-term insurance product requirements, as well as strategic venture capital investments are classified as long-term assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity until realized.

For the purpose of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification. We regularly evaluate our investment securities for impairment. We consider factors affecting the investee, factors affecting the industry the investee operates within, and general debt and equity market trends. We consider the length of time an investment’s fair value has been below carrying value, the near term prospects for recovery to carrying value, and our intent and ability to hold the investment until maturity or market recovery is realized. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value through earnings.

We participate in a securities lending program to maximize investment income. We loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuates. The collateral is deposited by the borrower with an independent lending agent, and retained and invested by the lending agent according to our investment guidelines to generate additional investment income. Loaned securities continue to be carried as investment securities on the consolidated balance sheets.

Premiums Receivable and Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group’s written notice. Our TRICARE contracts with the federal government and our contracts with various state Medicaid programs are generally multi-year contracts subject to annual renewal provisions. Our Medicare+Choice contracts with the federal government renew annually. We bill and collect premium and administrative fee remittances from employer groups and some individual Medicare+Choice members monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified reimbursement rates and various contractual terms.

Premium revenues are recognized as income in the period members are entitled to receive services, and are net of estimated uncollectible amounts and retroactive membership adjustments. Retroactive membership

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and any required adjustments are reflected in current operations. Revenues may also include change orders and bid price adjustments attributable to our TRICARE contracts. Change orders represent equitable adjustments for services not originally specified in the contracts. Bid price adjustments, or BPAs, represent adjustments defined in our contracts subject to negotiations with the federal government. Revenues for these adjustments are recognized when a settlement amount becomes determinable and the collectibility is reasonably assured.

Administrative services only fees, or ASO, are earned as services are performed. Administrative services fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. Under ASO contracts, self-funded employers and, for TRICARE ASO, the Department of Defense, retain the risk of financing the cost of health benefits.

Premium and ASO receivables are shown net of allowances for estimated uncollectible accounts and retroactive membership adjustments. Premiums and ASO fees received prior to the period members are entitled to receive services are recorded as unearned revenues.

Policy Acquisition Costs

Policy acquisition costs consist of broker commissions, premium taxes, and other costs that we incur to acquire new business. We expense policy acquisition costs related to our prepaid health services contracts (e.g. HMO and PPO policies) as incurred in accordance with the Health Care Organization Audit and Accounting Guide.

Long-Lived Assets

Property and equipment is carried at cost, and is comprised of the following at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(in thousands)
Land	$33,253	$32,194
Buildings	316,071	320,839
Equipment and computer software	654,046	618,775

	1,003,370	971,808

Accumulated depreciation	(543,528)	(510,047)

Property and equipment, net	$459,842	$461,761

We compute depreciation expense using the straight-line method over estimated useful lives ranging from 3 to 10 years for equipment, 3 to 7 years for computer software, and 20 to 40 years for buildings. Depreciation expense was $105.0 million in 2002, $92.9 million in 2001, and $84.3 million in 2000.

We periodically review long-lived assets, including other intangible assets, for impairment whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Losses are recognized for a long-lived asset to be held and used in our operations when the undiscounted future cash flows expected to result from the use of the asset is less than its carrying value. We recognize an impairment loss based on the excess of the carrying value over the fair value of the asset. A long-lived asset held for sale is reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense is not recognized on assets held for sale. Losses are recognized for a long-lived asset to be abandoned when it ceases to be used. In addition, we periodically review the estimated lives of all long-lived assets for reasonableness. See Note 14 for a discussion related to our 2002 impairment.

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, requires goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of fully and self-insured medical and specialty. The Government segment’s three reporting units consist of Medicare+Choice, TRICARE and Medicaid. Goodwill was assigned to the reporting unit that was expected to benefit from a specific acquisition. If goodwill was expected to benefit multiple reporting units, we allocated goodwill in connection with our transitional impairment test as of January 1, 2002 based upon the reporting units’ relative fair value. This process resulted in the allocation of $633.2 million of goodwill to the Commercial segment and $143.7 million of goodwill to the Government segment.

We ceased amortizing goodwill upon adopting Statement 142 on January 1, 2002. Statement 142 requires a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2002 did not result in an impairment loss.

Medical and Other Expenses Payable and Medical Cost Recognition

Medical costs include claim payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care physicians and other providers who are responsible for providing medical care to members. We estimate the costs of our future medical claims and other medical expense payments using actuarial methods and assumptions based upon claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors, and record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves.

We reassess the profitability of our contracts for providing health insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of a geographic market’s expected future medical costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract for all lines of business. Anticipated investment income is not considered for purposes of computing the premium deficiency. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. There were no premium deficiency

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities at December 31, 2002 and 2001. Because the majority of our member contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

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

Income Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. We also recognize the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes.

Professional Liability Risk

We bear general business risks associated with operating our company such as professional and general liability, employee workers’ compensation, and officer and director errors and omissions risks. Professional and general liability risks may include, for example, medical malpractice claims and disputes with members regarding benefit coverage. We retain these risks through our wholly-owned, consolidated insurance subsidiary. We reduce exposure to our own general business risks by insuring levels of coverage for losses in excess of our retained limits with a number of third party insurance companies. We remain liable in the event these insurance companies are unable to pay their portion of the losses. In an effort to minimize credit risk, we insure our risks with a number of insurance companies having a long history of strong financial ratings.

We accrue for professional liability claims reported and outstanding and an estimate of claims incurred but not reported (based on actuarial determinations using past experience, modified for current trends) and corresponding loss adjustment expenses incurred to adjudicate such claims. We continually review these estimated liabilities, and make necessary adjustments as warranted. Given the nature and degree of uncertainty involved in projecting professional liability losses, the actual liability could differ significantly from the amounts provided. We record provision for professional liability losses, including any necessary adjustments to the estimated liability as well as the cost of third party insurance coverage, as an administrative expense. We record recoveries from third party insurers as a reduction of administrative expense. The recoverable from third party insurers is included as an asset in the accompanying consolidated balance sheet, as discussed in Note 8.

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 9. We account for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, or APB No. 25. No employee compensation cost is reflected in net income

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to fixed-based stock option awards because these options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of Humana common stock on the date of the grant. The following table illustrates the effects on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards.

	For the years ended
	2002	2001	2000
	(in thousands, except per share results)
Net income, as reported	$142,755	$117,171	$90,052
Add: Restricted stock compensation expense included in reported net income, net of related tax	5,495	5,800	4,319
Deduct: Total stock-based employee compensation expense determined under fair value based method for all fixed-based options and restricted stock awards, net of related tax	(9,484)	(9,544)	(9,260)

Adjusted net income	$138,766	$113,427	$85,111

Earnings per share:
Basic, as reported	$0.87	$0.71	$0.54

Basic, pro forma	$0.85	$0.69	$0.51

Diluted, as reported	$0.85	$0.70	$0.54

Diluted, pro forma	$0.83	$0.68	$0.51

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

Recently Issued Accounting Pronouncements

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities, or Statement 146. Statement 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. Statement 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The effect of the adoption is dependent on exit or disposal activities, if any, initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interpretation No. 34, or FIN 45. Fin 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We do not expect the adoption of the recognition provision of FIN 45 will have a material impact on our financial position, results of operations or cash flows. The disclosure provisions of FIN 45 are effective for our December 31, 2002 financial statements. See Note 12 for guarantee disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or Statement 148. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Notes 2 and 9 for our stock option accounting policy and required disclosures. As now required by Statement 148, these disclosures will be updated each reporting period beginning with the first quarter of 2003.

3.    INVESTMENT SECURITIES

Investment securities classified as current assets at December 31, 2002 and 2001 included the following:

	2002				2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$469,551	$9,379	$—	$478,930	$374,421	$4,254	$(2,249)	$376,426
Tax exempt municipal securities	510,991	13,712	(544)	524,159	637,898	7,706	(2,354)	643,250
Corporate and other securities	313,868	12,070	(5,597)	320,341	266,931	2,594	(2,878)	266,647
Mortgage-backed securities	13,890	661	—	14,551	904	13	—	917
Redeemable preferred stocks	19,887	61	(565)	19,383	29,773	36	(1,597)	28,212

Debt securities	1,328,187	35,883	(6,706)	1,357,364	1,309,927	14,603	(9,078)	1,315,452
Equity securities	52,060	427	(4,018)	48,469	80,275	894	(7,025)	74,144

Investment securities	$1,380,247	$36,310	$(10,724)	$1,405,833	$1,390,202	$15,497	$(16,103)	$1,389,596

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities classified as long-term assets at December 31, 2002 and 2001 included the following:

	2002				2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$32,620	$409	$—	$33,029	$31,906	$8	$(218)	$31,696
Tax exempt municipal securities	131,353	3,887	(215)	135,025	65,877	727	(874)	65,730
Corporate and other securities	56,296	1,277	(396)	57,177	75,633	717	(1,550)	74,800
Mortgage-backed securities	15,837	27	—	15,864	22,449	—	—	22,449
Redeemable preferred stocks	31,625	7,377	—	39,002	48,387	22,001	(92)	70,296

Debt securities	267,731	12,977	(611)	280,097	244,252	23,453	(2,734)	264,971
Equity securities	9,828	35	(1,236)	8,627	21,764	25	(637)	21,152

Long-term investment securities	$277,559	$13,012	$(1,847)	$288,724	$266,016	$23,478	$(3,371)	$286,123

The contractual maturities of debt securities available for sale at December 31, 2002, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$125,247	$125,094
Due after one year through five years	478,336	495,043
Due after five years through ten years	333,076	340,000
Due after ten years	659,259	677,325

Total debt securities	$1,595,918	$1,637,461

Gross realized investment gains were $24.7 million in 2002, $25.1 million in 2001 and $8.1 million in 2000. Gross realized investment losses were $34.8 million in 2002, $11.2 million in 2001, and $1.5 million in 2000. Gross realized losses in 2002 included impairment losses of $19.6 million related to privately held investment securities after an evaluation indicated that a decline in fair value below the cost basis was other than temporary.

Beginning in the fourth quarter of 2002 we began participation in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, equal to at least 102% of the fair value of the investment securities on loan. As of December 31, 2002, investment securities with a fair value of $88.1 million were on loan. Investment income earned on security lending transactions for 2002 was less than $0.1 million.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

We ceased amortizing goodwill upon adopting Statement 142 on January 1, 2002. The following table adjusts net income and basic and diluted earnings per common share to reflect the non-amortization of goodwill assuming the non-amortization provisions of Statement 142 were adopted as of January 1, 2000:

	For the years ended
	2002	2001	2000
	(in thousands, except per share results)
Net income:
Reported net income	$142,755	$117,171	$90,052
Add back: goodwill amortization expense, net of tax	—	52,246	49,576

Adjusted net income	$142,755	$169,417	$139,628

Basic earnings per common share:
Reported basic earnings per common share	$0.87	$0.71	$0.54
Add back: goodwill amortization expense, net of tax	—	0.32	0.30

Adjusted basic earnings per common share	$0.87	$1.03	$0.84

Diluted earnings per common share:
Reported diluted earnings per common share	$0.85	$0.70	$0.54
Add back: goodwill amortization expense, net of tax	—	0.31	0.30

Adjusted diluted earnings per common share	$0.85	$1.01	$0.84

Amortization expense for other intangible assets was approximately $15.7 million in 2002, $13.5 million in 2001 and $10.3 million in 2000. The following table presents our estimate of amortization expense for each of the five succeeding fiscal years:

(in thousands)
For the years ending December 31:
2003	$11,612
2004	$9,060
2005	$5,440
2006	$352
2007	$352

The following table presents details of our other intangible assets at December 31, 2002 and December 31, 2001:

	December 31, 2002			December 31, 2001
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$85,496	$68,284	$17,212	$85,496	$61,374	$24,122
Provider contracts	12,128	5,644	6,484	12,128	3,212	8,916
Government contracts	11,820	9,764	2,056	11,820	3,597	8,223
Licenses and other	5,065	1,161	3,904	5,065	945	4,120

Total other intangible assets	$114,509	$84,853	$29,656	$114,509	$69,128	$45,381

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    MEDICAL AND OTHER EXPENSES PAYABLE

Activity in medical and other expenses payable is summarized as follows:

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Balances at January 1	$1,086,386	$1,181,027	$1,432,226

Acquisitions and divestitures, net	—	85,052	5,213

Incurred related to:
Current year	9,125,915	8,303,256	8,790,478
Prior years	12,281	(23,412)	(8,480)

Total incurred	9,138,196	8,279,844	8,781,998

Paid related to:
Current year	(8,002,610)	(7,291,541)	(7,634,338)
Prior years	(1,079,841)	(1,167,996)	(1,404,072)

Total paid	(9,082,451)	(8,459,537)	(9,038,410)

Balances at December 31	$1,142,131	$1,086,386	$1,181,027

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Changes in estimates of incurred claims for prior years during 2002 of $12.3 million included a $25.7 million increase in TRICARE medical expense estimates. These higher medical expenses generally resulted in an equitable adjustment to the TRICARE contract via change orders and the bid price adjustment process resulting in the recognition of higher premium revenue during 2002. Negative amounts reported for incurred related to prior years in 2001 and 2000 resulted from claims being settled for amounts less than originally estimated.

6.    INCOME TAXES

The provision for income taxes consisted of the following:

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Current provision (benefit):
Federal	$(5,157)	$527	$2,715
States and Puerto Rico	22,775	9,278	1,936

Total current provision	17,618	9,805	4,651

Deferred provision:
Federal	44,605	50,494	17,358
States and Puerto Rico	4,956	5,610	1,929

Total deferred provision	49,561	56,104	19,287

Provision for income taxes	$67,179	$65,909	$23,938

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes was different from the amount computed using the federal statutory rate due to the following:

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Income tax provision at federal statutory rate	$73,477	$64,078	$39,897
States and Puerto Rico income taxes, net of federal benefit	10,666	1,225	8,822
Tax exempt investment income	(10,460)	(14,687)	(16,915)
Amortization expense	(641)	17,960	17,202)
Capital loss on sale of workers’ compensation business	—	3,545	(42,807)
Capital loss valuation allowance	24,528	(3,545)	15,487
Examination settlements	(32,610)	—	—
Other, net	2,219	(2,667)	2,252

Provision for income taxes	$67,179	$65,909	$23,938

During 2002, the capital loss valuation allowance was increased by $24.5 million after we reevaluated probable capital gain realization in the allowable carryforward period based upon our capital gain experience beginning in 2000 and consideration of alternative tax planning strategies. In addition, during 2002, the Internal Revenue Service completed their audit of all open years prior to 2000 which resulted in an adjustment to the estimated accrual for income taxes.

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2002 and 2001 are as follows:

	Assets (Liabilities)
	2002	2001
	(in thousands)
Investment securities	$(14,296)	$(7,831)
Depreciable property and intangible assets	(79,177)	(66,009)
Medical and other expenses payable	33,806	32,442
Professional liability risks	9,941	9,183
Compensation, severance, and other accruals	61,246	37,462
Alternative minimum tax credit	8,506	26,470
Net operating loss carryforwards	18,918	36,727
Capital loss carryforward	42,304	44,301
Valuation allowance – capital loss carryforward	(36,470)	(11,942)

Total net deferred income tax assets	$44,778	$100,803

Amounts recognized in the consolidated balance sheets:
Other current assets	$59,144	$64,221
Other long-term assets	—	36,582
Other long-term liabilities	(14,366)	—

Total net deferred income tax assets	$44,778	$100,803

At December 31, 2002, we had approximately $48.6 million of net operating losses to carryforward related to prior acquisitions. These net operating loss carryforwards, if unused to offset future taxable income, will expire in 2003 through 2019.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, we had approximately $108.8 million of capital losses to carryforward, primarily related to the sale of our workers’ compensation business in 2000. These capital loss carryforwards, if unused to offset future capital gains, will expire in 2005. A valuation allowance has been established for a portion of these deferred tax assets. During 2002, the capital loss valuation allowance was increased by $24.5 million after we reevaluated probable capital gain realization in the allowable carryforward period based upon our capital gain experience beginning in 2000 and consideration of alternative tax planning strategies.

Based on our historical taxable income record and estimates of future capital gains and profitability, we have concluded that future operating income and capital gains will be sufficient to give rise to tax expense and capital gains to recover all deferred tax assets, net of the valuation allowance.

7.    DEBT

The following table presents our short-term and long-term debt outstanding at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$265,000	$263,000

Long-term debt:
Senior notes	$334,368	$309,789
Other long-term borrowings	5,545	5,700

Total long-term debt	$339,913	$315,489

Senior Notes

The $300 million 7¼% senior, unsecured notes are due August 1, 2006.

In order to hedge the risk of changes in the fair value of our $300 million 7¼% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 7¼% fixed interest rate under our senior notes for a variable interest rate, which was 3.06% at December 31, 2002. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 7¼% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements are estimated based on quoted market prices of comparable agreements and reflects the amounts we would receive (or pay) to terminate the agreements at the reporting date. At December 31, 2002, the $34.9 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $34.9 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreements

We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. A one year term out option converts the outstanding borrowings, if any, under the credit agreement to a one year term loan upon expiration. The 4-year revolving credit agreement expires in October 2005. In October 2002, we renewed the 364-day revolving credit agreement which expires in October 2003, unless extended.

There were no balances outstanding under either agreement at December 31, 2002. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. The minimum net worth requirement was $1,163.4 million at December 31, 2002 and increases by 50% of consolidated net income each quarter. The minimum interest coverage ratio is generally calculated by dividing interest expense into earnings before interest and tax expense, or EBIT. The maximum leverage ratio is generally calculated by dividing debt into earnings before interest, taxes, depreciation and amortization expense, or EBITDA. EBIT and EBITDA used to calculate compliance with these financial covenants is based upon four consecutive quarters. The current minimum interest coverage ratio of 3.5, increases to 4.0 effective December 31, 2003. The current maximum leverage ratio of 2.75 declines to 2.5 effective December 31, 2003. At December 31, 2002, our net worth of $1,606.5 million, interest coverage ratio of 13.7, and leverage ratio of 1.7 were all in compliance with the applicable requirements. Additionally, we would have been in compliance assuming the more restrictive future financial covenant requirements were applicable at December 31, 2002.

Commercial Paper Programs

We maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. The weighted average interest rate on our conduit commercial paper borrowings was 1.76% at December 31, 2002. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

We also maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Aggregate borrowing under both the credit agreements and commercial paper program cannot exceed $530 million.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Borrowings

Other borrowings of $5.5 million at December 31, 2002 represent financing for the renovation of a building, bear interest at 2% and are payable in various installments through 2014.

Shelf Registration

On October 8, 2002, we filed a universal shelf registration with the SEC to register debt or equity securities, from time to time, up to a total of $600 million, with the amount, price and terms to be determined at the time of the sale. Once it becomes effective, we will have the ability to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

8.    PROFESSIONAL LIABILITY RISKS

Activity in the reserve for professional liability risks is summarized as follows:

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Gross reserve at January 1	$301,518	$297,699	$289,035
Less recoverables from insurance	(186,973)	(170,774)	(162,271)

Net reserve at January 1	114,545	126,925	126,764

Incurred related to:
Current year	39,332	24,819	26,374
Prior years	(15,868)	(12,550)	(4,574)

Total incurred	23,464	12,269	21,800

Paid related to:
Current year	(659)	(654)	(1,107)
Prior years	(17,182)	(23,995)	(20,532)

Total paid	(17,841)	(24,649)	(21,639)

Net reserve at December 31	120,168	114,545	126,925
Plus recoverables from insurance	142,595	186,973	170,774

Gross reserve at December 31	$262,763	$301,518	$297,699

Changes in estimates of incurred claims for prior years recognized in each of the years ended December 31, 2002, 2001 and 2000 were attributable to favorable loss development, primarily related to medical malpractice exposures. Beginning January 1, 2002, we reduced the amount of coverage purchased from third party insurance carriers, causing an increase in the net reserve for professional liability risks. The total cost associated with our professional liabilities, including the cost of purchasing insurance coverage from a number of third party insurance companies, totaled $33.6 million in 2002, $31.4 million in 2001 and $33.0 million in 2000.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of amounts classified as current and non-current and their respective location in the consolidated balance sheets at December 31, 2002 and 2001 follows:

	December 31,
	2002	2001
	(in thousands)
Gross reserve included in:
Trade accounts payable and accrued expenses (current)	$53,461	$60,087
Other long-term liabilities (non-current)	209,302	241,431

Total gross reserve	262,763	301,518

Recoverables from insurance included in:
Other current assets (current)	34,290	42,322
Other assets (non-current)	108,305	144,651

Total recoverables from insurance	142,595	186,973

Total net reserve	$120,168	$114,545

9.    EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $34.8 million in 2002, $30.2 million in 2001, and $30.6 million in 2000, all of which was funded currently to the extent it currently was deductible for federal income tax purposes. Based on the year end closing stock price of $10.00, approximately 18% of the retirement and savings plan’s assets were invested in our common stock representing less than 5% of the shares outstanding as of December 31, 2002. The Company match is invested in the Humana common stock fund. However, a participant may reinvest any fund, including the Company match, in any other plan investment option at any time.

Stock Based Compensation

We have plans under which restricted stock awards and options to purchase our common stock have been granted to officers, directors, key employees and consultants. We granted awards of restricted stock of 155,000 shares (125,000 from treasury) in 2001, and 4,785,000 shares (1,700,000 from treasury) in 2000. There were no grants of restricted stock in 2002. Restricted stock forfeitures were 331,274 shares in 2002, 463,500 shares in 2001, and 94,500 shares in 2000. These awards generally vest three years from the date of grant. Unearned compensation under the restricted stock award plans is amortized over the vesting periods. Compensation expense recognized related to our stock award plans was $9.0 million in 2002, $9.5 million in 2001, and $7.1 million in 2000.

Options are granted at the average market price on the date of grant. Exercise provisions vary, but most options vest in whole or in part 1 to 5 years after grant and expire 10 years after grant. At December 31, 2002, there were 12,500,228 shares reserved for employee and director stock option plans and there were 1,973,357 shares of common stock available for future grants. During the first quarter of 2003, a total of 1,935,500 options were granted.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for our options plans is summarized below:

	Shares Under Option	Exercise Price Per Share			Weighted Average Exercise Price
Balance, January 1, 2000	11,319,181	$6.56	to	$26.94	$14.00
Granted	1,090,500	6.41	to	14.19	7.26
Exercised	(267,171)	7.59	to	15.47	7.89
Canceled or lapsed	(752,493)	6.50	to	23.06	15.74

Balance, December 31, 2000	11,390,017	6.41	to	26.94	13.41
Granted	935,500	9.37	to	14.94	11.30
Exercised	(236,878)	6.50	to	9.59	7.66
Canceled or lapsed	(1,630,691)	6.50	to	23.44	16.71

Balance, December 31, 2001	10,457,948	6.41	to	26.94	12.84
Granted	1,588,000	11.55	to	15.40	12.99
Exercised	(973,647)	6.50	to	15.59	8.76
Canceled or lapsed	(545,430)	6.50	to	20.16	15.36

Balance, December 31, 2002	10,526,871	$6.41	to	$26.94	$13.11

A summary of our stock options outstanding and exercisable at December 31, 2002 follows:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.41	to	$9.59	3,284,225	5.27 Years	$7.92	2,807,162	$7.98
9.62	to	15.63	5,437,179	6.07 Years	14.15	3,343,532	15.12
16.94	to	20.16	1,639,667	5.17 Years	19.05	1,588,920	19.05
21.25	to	26.94	165,800	3.37 Years	22.99	165,800	22.99

$6.41	to	$26.94	10,526,871	5.64 Years	$13.11	7,905,414	$13.54

At December 31, 2001, there were 7,657,741 options exercisable with a weighted average exercisable price of $13.46. At December 31, 2000, there were 7,583,941 options exercisable with a weighted average exercisable price of $14.09.

We account for our stock option plan under APB No. 25 and accordingly no employee compensation cost has been recognized for our fixed-based stock option awards other than for modifications of option terms that result in a new measurement date. Compensation expense related to modifications was not material for 2002, 2001, and 2000. The effects on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards is included in Note 2.

The weighted average fair value of each option granted during 2002, 2001 and 2000 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	2002	2001	2000
Weighted average fair value at grant date	$6.26	$5.53	$4.17

Dividend yield	None	None	None
Expected volatility	44.9%	44.7%	44.8%
Risk-free interest rate	4.9%	4.9%	6.7%
Expected option life (years)	5.6	5.4	7.5

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share follows:

	For the year ended December 31,
	2002	2001	2000
	(in thousands, except per share results)
Net income available for common stockholders	$142,755	$117,171	$90,052

Weighted average outstanding shares of common stock used to compute basic earnings per common share	163,489	164,071	166,225
Dilutive effect of:
Employee stock options	999	811	331
Restricted stock awards	3,313	2,426	376

Shares used to compute diluted earnings per common share	167,801	167,308	166,932

Basic earnings per common share	$0.87	$0.71	$0.54

Diluted earnings per common share	$0.85	$0.70	$0.54

Stock options to purchase 5,050,396 shares in 2002, 5,993,473 shares in 2001, and 11,676,093 shares in 2000, were not dilutive and, therefore, were not included in the computations of diluted earnings per common share.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

In July 2002, the Board of Directors authorized the use of up to $100 million in total for the repurchase of our common shares. The shares may be purchased from time to time at prevailing prices in the open-market, by block purchases, or in privately-negotiated transactions. We have engaged Lehman Brothers Inc. and Banc of America Securities, LLC to broker these transactions. As of December 31, 2002, we had purchased 6.4 million shares for an aggregate purchase price of $74.0 million, or $11.56 per share.

Stockholders’ Rights Plan

We have a stockholders’ rights plan designed to deter takeover initiatives not considered to be in the best interests of our stockholders. The rights are redeemable by action of the Board of Directors at a price of $0.01 per right at any time prior to their becoming exercisable. Pursuant to the plan, under certain conditions, each share of stock has a right to acquire 1/100th of a share of Series A Participating Preferred Stock at a price of $145 per share. This plan expires in 2006.

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans or other cash transfers to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, we maintained aggregate statutory capital and surplus of $1,006.9 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $576.0 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at December 31, 2002, each of our subsidiaries would be in compliance, and we would have $358.8 million of aggregate capital and surplus above the minimum level required under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at December 31, 2002.

12.    COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent expense and sublease rental income for all operating leases are as follows for the years ended December 31, 2002, 2001, and 2000:

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Rent expense	$81,292	$80,124	$72,683
Sublease rental income	(14,417)	(16,035)	(17,600)

Net rent expense	$66,875	$64,089	$55,083

Future annual minimum payments due subsequent to December 31, 2002 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
2003	$63,471	$(9,665)	$53,806
2004	48,682	(8,351)	40,331
2005	39,308	(5,923)	33,385
2006	30,423	(3,288)	27,135
2007	24,566	(2,543)	22,023
Thereafter	58,041	(1,112)	56,929

Total	$264,491	$(30,882)	$233,609

Guarantees

Our 5-year and 7-year airplane operating leases which are included above provide for a residual value guarantee of no more than $17.9 million at the end of the lease terms which expire December 29, 2004 for the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5-year leases and January 1, 2010 for the 7-year lease. We have the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. If we decide not to exercise our purchase option at the end of the lease, we must pay the lessor a maximum amount of $13.1 million related to the 5-year leases and $4.8 million related to the 7-year lease. The amount will be reduced by the net sales proceeds of the airplanes to a third party. A $3.5 million gain in connection with a 1999 sale/leaseback transaction is being deferred until the residual value guarantee is resolved at the end of the lease term. We do not believe that we will have any payment obligation at the end of the lease because we will exercise the purchase obligation, or the net proceeds from the sale of the airplanes will exceed the maximum amount payable to the lessor.

We have $23.8 million in undrawn letters of credit outstanding at December 31, 2002. Letters of credit totaling $10.9 million have been issued to ensure our payment to a beneficiary for assumed obligations of our wholly owned captive insurance subsidiary related to pre-1993 professional liability risks for which the beneficiary remains directly liable. Other letters of credit totaling $12.9 million were issued to ensure our payment to various beneficiaries for miscellaneous contractual obligations. These letters of credit renew automatically on an annual basis unless the beneficiary otherwise notifies us. In February 2003, a $5.0 million letter of credit supporting miscellaneous contractual obligations of ours expired without renewal. Over the past 10 years, we have not had to fund any letters of credit.

Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency.

Government Contracts

Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Legislative proposals are being considered which may revise the Medicare+Choice program’s current reimbursement rates. We are unable to predict the outcome of these proposals or the impact they may have on our financial position, results of operations, or cash flows.

We currently are in negotiations with the Department of Defense to extend our TRICARE contracts that expire on April 30, 2003 for Regions 2 and 5 and June 30, 2003 for Regions 3 and 4. We believe we will be able to successfully extend our TRICARE contracts under substantially the same terms for one additional year plus a one year renewal option which should continue our contracts through the new TRICARE Next Generation, or T-Nex, transition described below.

The Department of Defense recently announced a plan to consolidate the total number of prime contracts from seven to three under the new T-Nex program. The Department of Defense has stated that a bidder can be awarded only one prime contract, although a bidder would be allowed to secondarily participate in another contract. We submitted a bid in January 2003 to participate as a prime contractor for the South region. Additionally, we partnered with Aetna Government Health Plans, LLC, a subsidiary of Aetna, Inc. to participate as a subcontractor should Aetna Government Health Plans, LLC be awarded the North region. An announcement of the awards is expected in mid to late 2003 with transition to the new regions not expected until mid to late 2004. At this time we are unable to predict whether we will be awarded a contract, or the effective date of the contract.

Effective July 1, 2002, we signed two contracts in Puerto Rico covering beneficiaries in two of the eight regions in Puerto Rico’s Medicaid program, which represents 86% of our total Medicaid membership as of December 31, 2002. The term of each of these contracts is three years, subject to annual renewal options with the Health Insurance Administration in Puerto Rico. Our Medicaid contracts in Florida and Illinois generally are annual contracts.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations and cash flows.

Legal Proceeding

Securities Litigation

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On January 31, 2001, defendants were granted leave to file a third-party complaint for declaratory judgment on insurance coverage. The defendants seek a determination that the defense costs and liability, if any, resulting from the class action defense are covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice finding that it could be refiled in the future if the insurance claims are not otherwise resolved. On July 24, 2002, the Court denied the defendants’ motion for summary judgment and set the case on the Court’s trial calendar for December 2, 2002. The Court subsequently postponed the trial. The Court is expected to set a date which is 90 days after it rules on the plaintiff’s motion for class certification.

Managed Care Industry Purported Class Action Litigation

We are involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, have been consolidated in the United States District Court for the Southern District of Florida, and are styled In re Managed Care Litigation. The cases include separate suits against us and five other managed care companies that purport to have been brought on behalf of members, which are referred to as the subscriber track cases, and a single action against us and eight other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

In the subscriber track cases, the plaintiffs seek a recovery under the Racketeer Influenced and Corrupt Organizations Act, or RICO, for all persons who are or were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also seek to represent a subclass of policyholders who purchased insurance through their employers’ health benefit plans governed by ERISA, and who are or were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs do not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claim that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 20, 2002, the Court issued its ruling on the defendants’ motions to dismiss the Second Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all plaintiffs for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called “gag clauses” that assertedly prohibited doctors from freely communicating with members. The plaintiffs sought certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. On September 26, 2002, the Court denied the plaintiffs’ request for class certification. On October 9, 2002, the plaintiffs asked the Court to reconsider its ruling on that issue. The Court denied the motion on November 25, 2002. The Court has set a trial date on the individual named plaintiffs’ claims for September 22, 2003.

In the provider track case, the plaintiffs assert that we and other defendants improperly paid providers’ claims and “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

On September 26, 2002, the Court granted the plaintiffs’ request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint. The Court has not yet ruled.

Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 30, 2002. The class includes two subclasses. A national subclass consists of medical doctors who provided services to any person insured by a defendant when the doctor has a claim against such defendant and is not required to arbitrate that claim. A California subclass consists of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim. On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. The District Court has ruled that discovery can proceed during the pendency of the request to the Eleventh Circuit, and the Eleventh Circuit rejected a request to halt discovery.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Court has set a trial date of December 8, 2003.

Other

The Academy of Medicine of Cincinnati, the Butler County Medical Society, the Northern Kentucky Medical Society and several physicians have filed antitrust suits against Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross Blue Shield, and United Healthcare of Ohio, Inc., alleging that the defendants have conspired to fix the reimbursement rates paid to physicians in the Greater Cincinnati and Northern Kentucky region. The companion suits are filed in state courts in Ohio and Kentucky and allege violation, respectively, of the Ohio and Kentucky antitrust laws. Each suit seeks class certification, damages and injunctive relief. Plaintiffs cite no evidence that any such conspiracy existed, but base their allegations on assertions that physicians in the Greater Cincinnati region are paid less than physicians in other major cities in Ohio and Kentucky.

The Hamilton County Court of Common Pleas (Ohio) and the Boone County Circuit Court (Kentucky) have denied motions by the defendants to compel arbitration or alternatively to dismiss. Defendants have filed notices of appeal with respect to the orders denying arbitration. The Ohio court has agreed to stay proceedings pending resolution of the appeal, and a similar request has been filed with the Kentucky court. The plaintiffs have filed motions to certify a class in each case. The purported classes allegedly consist, respectively, of all physicians who have practiced medicine at any time since January 1, 1992, in a four county region in Southwestern Ohio or a three county region in Northern Kentucky.

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

In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the managed health care companies’ business practices, including claims payment practices and utilization management practices. We have been and continue to be subject to such reviews. Some of these have resulted in fines and could require changes in some of our practices and could also result in additional fines or other sanctions.

We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice (both for direct negligence and for vicarious liability for negligence of network providers), bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various other provider arrangements, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers and others, including failure to properly pay

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims. In addition, some courts recently have issued decisions which could have the effect of eroding the scope of ERISA preemption, thereby exposing us to greater liability for medical negligence claims.

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future. Beginning January 1, 2002, we reduced the amount of coverage purchased from third party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates.

We do not believe that any pending or threatened legal actions against us or audits by agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the increased litigation, which has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

13.    ACQUISITIONS AND DIVESTITURES

Acquisitions

On May 31, 2001, we acquired the outstanding shares of common stock of a newly-formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits in Regions 2 and 5 for $43.5 million in cash, net of direct transaction costs.

During 2000, in separate transactions, we acquired a Houston-based health plan, two operating shell entities for future business initiatives, and a hospital in-patient management services firm for $76.3 million in cash, net of direct transaction costs.

We accounted for each of these acquisitions under the purchase method of accounting and accordingly, our consolidated results of operations include the results of the acquired businesses from the date of acquisition. For each acquisition, we allocated the purchase price to net tangible and other intangible assets based upon their fair values. Any remaining value not assigned to net tangible or other intangible assets was then allocated to goodwill. Other intangible assets primarily relate to government, subscriber and provider contracts and the cost of the acquired licenses. Goodwill and other intangible assets recorded in connection with the acquisitions were $44.8 million in 2001 and $52.1 million in 2000. The other intangible assets are being amortized over periods ranging from 2 to 20 years, with a weighted average life of 5.7 years. Unaudited pro forma results of operations information have not been presented because the effects of these acquisitions, individually or in the aggregate, were not significant to our results of operations or financial position.

Divestitures

During 2000, we completed transactions to divest our workers’ compensation, north Florida Medicaid and Medicare supplement businesses. We estimated and recorded a $117.2 million loss in 1999 related to these divestitures. There was no subsequent change in the estimated loss. Divested assets, consisting primarily of

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment securities and reinsurance recoverables, totaled $651.9 million. Divested liabilities, consisting primarily of workers’ compensation and other reserves, totaled $437.6 million. Cash proceeds received in 2000 were $97.1 million, net of direct transaction costs. Revenue associated with these businesses prior to divestiture for 2000 totaled $102.9 million or less than 1% of consolidated 2000 revenues. Pretax losses totaled $8.4 million in 2000 related to these businesses.

14.    RESTRUCTURING CHARGE

During the fourth quarter of 2002, we finalized a plan to reduce our administrative cost structure with the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

The following table presents the components of the restructuring charge we recorded for the year ended December 31, 2002:

	2002 Charge	Cash Payments	Non-cash	Balance at December 31, 2002	Expected Future Cash Outlays
	(in thousands)
Severance and related employee benefits	$32,105	$910	$—	$31,195	$31,195
Long-lived asset impairment	2,448	—	2,448	—	—
Leased equipment discontinuance costs	1,324	—	—	1,324	1,324

Total restructuring charges	$35,877	$910	$2,448	$32,519	$32,519

Severance

During the fourth quarter of 2002, we recorded severance and related employee benefit costs of $32.1 million ($19.6 million after tax) in connection with customer service center consolidation and an enterprise-wide workforce reduction. Severance costs were estimated based upon the provisions of the Company’s existing employee benefit plans and policies. The plan to reduce our administrative cost structure is expected to affect approximately 2,600 positions throughout the entire organization including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. As part of the plan, we expect to hire approximately 300 employees to support newly consolidated operations, thereby resulting in a net reduction of approximately 2,300 employees. As of December 31, 2002, approximately 500 positions had been eliminated. We expect the remaining positions to be eliminated by December 31, 2003, with most of the severance being paid in 2003.

Long-lived Asset Impairment

Our decision to eliminate three customer service centers prompted a review during the fourth quarter of 2002 for the possible impairment of long-lived assets used in these operations. We will continue to use some long-lived assets associated with these customer service center operations until mid-2003, the expected completion date for consolidating these operations. We are currently evaluating alternatives with respect to future use of these long-lived assets, including possible sale.

Our impairment review indicated that future estimated undiscounted cash flows attributable to our business supported by our San Antonio, Texas customer service operations were insufficient to recover the carrying value of certain long-lived assets, primarily buildings used in these operations. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $2.4 million ($1.5 million after tax). Estimated fair value was based on an independent third party appraisal of the buildings.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By the end of the first quarter of 2003, we expect the estimated future undiscounted cash flow attributable to our business supported by our Jacksonville, Florida customer service operations will be insufficient to recover the carrying value of additional long-lived assets, primarily a building used in our Florida operations. Accordingly, we expect to record a non-cash impairment charge of approximately $17.2 million ($10.5 million after tax) during the first quarter of 2003. Additionally, we expect to record a non-cash impairment charge of approximately $13.5 million during the first quarter of 2003 ($8.3 million after tax) related to accelerated depreciation of software we will cease using with these operations.

15.    SEGMENT INFORMATION

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

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment results for the years ended December 31, 2002, 2001, and 2000 were as follows:

	Commercial Segment
	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Revenues:
Premiums:
Fully insured:
HMO	$2,610,926	$2,165,031	$2,226,347
PPO	2,888,107	2,776,857	3,037,255

Total fully insured	5,499,033	4,941,888	5,263,602
Specialty	337,295	304,714	291,315

Total premiums	5,836,328	5,246,602	5,554,917
Administrative services fees	103,203	84,204	86,298
Investment and other income	67,947	75,846	75,819

Total revenues	6,007,478	5,406,652	5,717,034

Operating expenses:
Medical	4,871,792	4,358,488	4,643,770
Selling, general and administrative	1,041,936	936,539	969,681
Depreciation and amortization	71,243	97,964	93,127
Restructuring charge	24,280	—	—

Total operating expenses	6,009,251	5,392,991	5,706,578

(Loss) income from operations	(1,773)	13,661	10,456

Interest expense	13,401	15,674	18,410

Loss before income taxes	$(15,174)	$(2,013)	$(7,954)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Government Segment
	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$2,629,597	$2,909,478	$3,286,351
TRICARE	2,001,474	1,341,557	892,375
Medicaid	462,998	441,324	660,988

Total premiums	5,094,069	4,692,359	4,839,714
Administrative services fees	141,193	52,886	—
Investment and other income	18,441	42,989	39,202

Total revenues	5,253,703	4,788,234	4,878,916

Operating expenses:
Medical	4,266,404	3,921,356	4,138,228
Selling, general and administrative	697,256	608,590	555,118
Depreciation and amortization	49,487	63,567	53,421
Restructuring charge	11,597	—	—

Total operating expenses	5,024,744	4,593,513	4,746,767

Income from operations	228,959	194,721	132,149

Interest expense	3,851	9,628	10,205

Income before income taxes	$225,108	$185,093	$121,944

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 44% for 2002, 44% for 2001, and 42% for 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Humana Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the consolidated financial position of Humana Inc. and its subsidiaries at December 31, 2002 and 2001, and the results oftheir operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 89 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company ceased amortizing goodwill effective January 1, 2002.

/s/  PricewaterhouseCoopers LLP

Louisville, Kentucky

February 3, 2003

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2002, and 2001 follows:

	For the year ended December 31, 2002
	First	Second	Third	Fourth (a)
	(in thousands, except per share results)
Total revenues	$2,732,582	$2,831,940	$2,841,627	$2,855,032
Income (loss) before income taxes	68,779	66,705	76,957	(2,507)
Net income (loss)	46,770	45,359	52,331	(1,705)
Basic earnings (loss) per common share	0.28	0.28	0.32	(0.01)
Diluted earnings (loss) per common share	0.28	0.27	0.31	(0.01)

	For the year ended December 31, 2001 (b)
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$2,463,998	$2,497,298	$2,610,874	$2,622,716
Income before income taxes	41,642	39,191	47,391	54,856
Net income	26,651	25,082	30,330	35,108
Basic earnings per common share	0.16	0.15	0.18	0.21
Diluted earnings per common share	0.16	0.15	0.18	0.21

(a)	Includes charges of $85.6 million pretax ($58.2 million after tax, or $0.35 per diluted share) for severance and facility costs related to reducing our administrative cost structure with the elimination of three customer service centers and an enterprise-wide workforce reduction, reserves for liabilities related to a previous acquisition, and the impairment in the fair value of certain private debt and equity investments.

(b)	As more fully described in Note 2 in our consolidated financial statements, we adopted the non-amortization of goodwill provisions of Statement No. 142. Results for the quarters of 2001 excluding goodwill amortization follows:

	For the year ended December 31, 2001
	First	Second	Third	Fourth
As adjusted:	(in thousands, except per share results)

Income before income taxes	$55,152	$52,831	$61,357	$68,805
Net income	39,556	38,066	43,514	48,281
Basic earnings per common share	0.24	0.23	0.27	0.29
Diluted earnings per common share	0.24	0.23	0.26	0.29

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2003 appearing under the caption “Election of Directors” of such Proxy Statement.

Executive Officers

Set forth below are names and ages of all of our current executive officers as of March 1, 2003, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	50	President and Chief Executive Officer	09/89	(1)

James E. Murray	49	Chief Operating Officer—Market and Business Segment Operations	08/90	(2)

John M. Bertko	53	Vice President—Chief Actuary	03/00	(3)

James H. Bloem	52	Senior Vice President—Chief Financial Officer	02/01	(4)

Bruce J. Goodman	61	Senior Vice President—Chief Service and Information Officer	04/99	(5)

Bonita C. Hathcock	54	Senior Vice President—Chief Human Resources Officer	05/99	(6)

Arthur P. Hipwell	54	Senior Vice President—General Counsel	08/90	(7)

Thomas J. Liston	41	Senior Vice President—Strategy and Corporate Development	01/97	(8)

Jonathan T. Lord, M.D.	48	Senior Vice President—Chief Innovation Officer	04/00	(9)

Steven O. Moya	53	Senior Vice President—Chief Marketing Officer	01/01	(10)

R. Eugene Shields	55	Senior Vice President—Government Programs	09/94	(11)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Prior to that, Mr. McCallister served as Senior Vice President – Health System Management from January 1998 to February 2000 and as Division I President from July 1996 to January 1998. Mr. McCallister joined the Company in June 1974.

(2)	Mr. Murray currently serves as Chief Operating Officer—Market and Business Segment Operations, having held this position since September 2002. Prior to that, Mr. Murray held the position of Chief Operating Officer – Service Operations from February 2001 to September 2002, Chief Operating Officer—Health Plan Division and Interim Chief Financial Officer from February 2000 to February 2001, Senior Vice President and Chief Financial Officer from November 1998 to February 2000, Chief Financial Officer from January 1997 to November 1998. Mr. Murray joined the Company in October 1989.

(3)	Mr. Bertko currently serves as Vice President—Chief Actuary and joined the Company in October 1999 as Vice President—Actuarial Consulting. Prior to joining the Company, Mr. Bertko was a Principal with Reden & Anders/PM Squared in San Francisco, California from September 1996 to October 1999.

(4)	Mr. Bloem currently serves as Senior Vice President and Chief Financial Officer, having held this position since February 2001. Prior to joining the company, Mr. Bloem served as an independent financial and business consultant in Grand Rapids, Michigan from September 1999 to January 2001. From March 1998 to August 1999, Mr. Bloem served as President—Personal Care Division of Perrigo Company in Allegan, Michigan and as Executive Vice President from August 1995 to February 1998.

(5)	Mr. Goodman currently serves as Senior Vice President and Chief Service and Information Officer having held this position since September 2002. Mr. Goodman joined the Company in April 1999 as Senior Vice President and Chief Information Officer. Prior to joining the Company, Mr. Goodman served as Chief Executive Officer of C2K Technology Partners, Inc. in Livingston, New Jersey from 1998 to April 1999. From 1993 to 1998, Mr. Goodman held various positions culminating in the position of Chief Executive Officer—Prudential Service Company for Prudential Insurance Company in Roseland, New Jersey.

(6)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer having held this position since May 1999. Prior to joining the Company, Ms. Hathcock served as Vice President of Human Resources & Development for US Airways Group in Crystal City, Virginia from 1997 to 1999. From 1990 to 1997, Ms. Hathcock served as Vice President of Human Resources for Siemens AG/Siemens Rolm Communications, Inc. in Santa Clara, California.

(7)	Mr. Hipwell currently serves as Senior Vice President and General Counsel having held this position since September 1999. Prior to that, Mr. Hipwell served in the same capacity from June 1994 until his retirement in January 1999. Mr. Hipwell joined the Company in 1979 and was originally elected an officer in 1990.

(8)	Mr. Liston currently serves as Senior Vice President—Strategy & Corporate Development having held this position since July 2000. Prior to that, Mr. Liston served as Vice President—Corporate Development from January 1998 to July 2000, Vice President—Finance from January 1997 to January 1998. Mr. Liston joined the Company in 1995.

(9)	Dr. Lord currently serves as Senior Vice President and Chief Innovation Officer having held this position since September 2002. Prior to that, he served as Senior Vice President and Chief Clinical Strategy and Innovation Officer from February 2001 to September 2002. Dr. Lord joined the Company in April 2000 as Senior Vice President and Chief Medical Officer. Prior to joining the Company, Dr. Lord was President of Health Dialog in Boston, Massachusetts from December 1999 to April 2000 and Chief Operating Officer of the American Hospital Association in Washington, D.C. from November 1995 to November 1999.

(10)	Mr. Moya currently serves as Senior Vice President and Chief Marketing Officer having held this position since January 2001. Prior to joining the Company, Mr. Moya was Vice President—Strategic Planning for Latin Works Marketing in Los Angeles, California from January 1999 to December 2000. Mr. Moya was also Principal for Moya, Selbert Communications Consulting in Los Angeles, California from January 1998 to December 1998.

(11)	Mr. Shields currently serves as Senior Vice President – Government Programs (TRICARE) and Puerto Rico having held this position since February 2001. Mr. Shields previously served as Senior Vice President—Development from February 2001 to June 2001 and Senior Vice President and Chief Operating Officer—Emphesys, Inc. (a subsidiary of Humana Inc.) from February 2000 to February 2001. Prior to that, Mr. Shields served as President of Humana Military Health Services Division from July 1994 to February 2000. Mr. Shields joined the Company in 1994.

Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2003 appearing under the caption “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2003 appearing under the caption “Security Ownership of Certain Beneficial Owners of Company Common Stock” of such Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2003 appearing under the caption “Certain Transactions with Management and Others” of such Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls.

The company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures including our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures including our internal controls are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out our evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The financial statements, financial statement schedule and exhibits set forth below are filed as part of this report

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part 11 of this report.

(2)	The following Consolidated Financial Statement Schedule is included herein:

Schedule I—Parent Company Financial Information

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

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

(b)	Amendment No. 2 to the Amended and Restated Rights Agreement. Exhibit 4.3 to the Registration Statement (File No. 1-5975) on Form 8-A/A dated March 1, 1999, is incorporated by reference herein.

(c)	Indenture dated as of August 2001 covering the Company’s 71/4% Senior Notes due 2006. Exhibit 4.1 to Registration Statement No. 333-63384 is incorporated by reference herein.

(d)

There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described herein in Note 7 to Consolidated Financial Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.

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

* Exhibits 10(a) through and including 10(w) are compensatory plans or management contracts

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

(j)*	Humana Inc. Restricted Stock Plan for Officers and Directors. Exhibit 99.5 to the Company’s Form S-8 Registration Statement (No. 333-41408) filed on July 14, 2000, is incorporated by reference herein.

(k)*	Humana Inc. Restricted Stock Plan for Employees. Exhibit 99.4 to the Company’s Form S-8 Registration Statement (No. 333-41408) filed on July 14, 2000, is incorporated by reference herein.

(l)*

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

(n)*	Humana Inc. 2002 Management Incentive Compensation Plan (“MIP”) description, filed herewith.

(o)*	Employment Agreement—Michael B. McCallister. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference herein.

(p)*	Humana Inc. Non-Qualified Stock Option Plan for Employees. S-8 Registration Statement (333-86801) filed on September 9, 1999, is incorporated by reference herein.

(q)*	Trust under Humana Inc. Deferred Compensation Plans. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

(r)*	Severance policy. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference herein.

(s)*	Agreement—David A. Jones, dated December 15, 1999. Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

*	Exhibits 10(a) through and including 10(w) are compensatory plans or management contracts.

(t)*	Humana Officers’ Target Retirement Plan, as amended. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(u)*	Humana Thrift Excess Plan as amended. Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(v)*	Humana Supplemental Executive Retirement Plan, as amended. Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(w)*

Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(x)	Indemnity Agreement. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

(y)

Agreement between the Secretary of the Department of Health and Human Services and Humana Medical Plan, Inc. Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(z)	The 364-Day Credit Agreement. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2002, is incorporated by reference herein.

(aa)	The Four-Year Credit Agreement. Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference herein.

(bb)	The RFC Loan Agreement. Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated by reference herein.

(cc)

Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of the Company. Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated by reference herein.

12.1	Computation of ratio of earnings to fixed charges, filed herewith.

21	List of subsidiaries, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

99.1	CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, filed herewith.

99.2	CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, filed herewith.

*	Exhibits 10(a) through and including 10(w) are compensatory plans or management contracts.

(b)	Reports on Form 8-K:

For the quarter ended December 31, 2002, Humana Inc. filed a report on Form 8-K on December 5, 2002 regarding a reduction in work force, service center consolidation, and the planned charge to earnings.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$187,008	$58,598
Other current assets	36,798	35,928

Total current assets	223,806	94,526

Property and equipment, net	272,880	247,759
Investments in subsidiaries	2,226,245	2,262,646
Notes receivable from operating subsidiaries	52,000	64,000
Other	88,455	103,450

Total assets	$2,863,386	$2,772,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries, net	$251,910	$304,007
Current portion of notes payable to operating subsidiaries	31,500	—
Book overdraft	57,485	103,569
Other current liabilities	202,853	177,685
Short-term debt	265,000	263,000

Total current liabilities	808,748	848,261

Long-term debt	339,913	315,489
Notes payable to operating subsidiaries	45,600	77,100
Other	62,651	23,582

Total liabilities	1,256,912	1,264,432

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.162/3 par; 300,000,000 shares authorized; 171,334,893 shares issued in 2002, and 170,692,520 shares issued in 2001	28,556	$28,449
Treasury stock, at cost, 8,362,537 shares in 2002, and 1,880,619 shares in 2001	(89,987)	(14,849)
Other stockholders’ equity	1,667,905	1,494,349

Total stockholders’ equity	1,606,474	1,507,949

Total liabilities and stockholders’ equity	$2,863,386	$2,772,381

See accompanying notes to the parent company financial statements.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$428,426	$397,075	$380,651
Investment (loss) income and other income, net	(6,279)	7,225	4,353

	422,147	404,300	385,004
Expenses:
Selling, general and administrative	342,572	308,717	335,808
Depreciation	69,384	57,783	49,316
Interest	21,480	30,456	33,245

	433,436	396,956	418,369

(Loss) income before income taxes and equity in net earnings of subsidiaries	(11,289)	7,344	(33,365)
Benefit for income taxes	(25,475)	(18,571)	(33,078)

Income (loss) before equity in net earnings of subsidiaries	14,186	25,915	(287)
Equity in net earnings of subsidiaries	128,569	91,256	90,339

Net income	$142,755	$117,171	$90,052

See accompanying notes to the parent company financial statements.

HUMANA INC.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2002	2001	2000
	(in thousands)
Net cash provided by operating activities	$127,893	$268,534	$125,186

Cash flows from investing activities:
Acquisitions	—	(43,490)	(76,294)
Purchases of investment securities	(7,470)	(10,937)	(7,562)
Proceeds from sale of investment securities	12,553	—	6,989
Purchases of property and equipment, net	(94,505)	(84,487)	(91,039)
Capital contributions to operating subsidiaries	(11,000)	(32,304)	(48,000)
Dividends from operating subsidiaries	198,000	—	185,132
Surplus note funding to operating subsidiaries	—	—	(10,000)
Surplus note redemption from operating subsidiaries	12,000	22,500	4,100
Other	1,030	1,222	1,331

Net cash provided by (used in) investing activities	110,608	(147,496)	(35,343)

Cash flows from financing activities:
Revolving credit agreement borrowings	—	—	520,000
Revolving credit agreement repayments	—	(520,000)	—
Net conduit commercial paper borrowings	2,000	263,000	—
Net commercial paper repayments	—	(79,952)	(606,261)
Proceeds from issuance of senior notes	—	299,277	—
Debt issue costs	(1,549)	(7,116)	—
Change in book overdraft	(46,084)	(17,709)	12,819
Proceeds from (repayment of) notes issued to operating subsidiaries	—	(20,000)	20,000
Proceeds from other borrowings	—	5,700	—
Common stock repurchases	(74,035)	(1,867)	(26,432)
Other	9,577	1,928	1,787

Net cash used in financing activities	(110,091)	(76,739)	(78,087)

Increase in cash and cash equivalents	128,410	44,299	11,756
Cash and cash equivalents at beginning of period	58,598	14,299	2,543

Cash and cash equivalents at end of period	$87,008	58,598	14,299

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

2.    TRANSACTIONS WITH SUBSIDIARIES

Management Fee

Through intercompany service agreements approved, if required, by state regulatory authorities, Humana Inc., our parent company, charges a management fee for reimbursement of certain centralized services provided to its subsidiaries including information systems, disbursement, investment and cash administration, marketing, legal, finance, and medical and executive management oversight.

Guarantee

Through indemnity agreements approved by state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by our parent company in the event of insolvency for (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency.

Notes Receivables from Operating Subsidiaries

We funded certain subsidiaries with surplus note agreements. These notes are generally non-interest bearing and may not be repaid without the prior approval of the Departments of Insurance. In August 2002, Humana Inc., our parent company, received $12.0 million from one of our subsidiaries in satisfaction of a surplus note.

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 6.65% to 6.75% and are payable between 2003 and 2009. We recorded interest expense of $4.2 million, $5.2 million and $5.7 million related to these notes for the years ended December 31, 2002, 2001 and 2000, respectively.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM
James H. Bloem Senior Vice President and Chief Financial Officer

Date:  March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 21, 2003

/s/ DAVID A. JONES David A. Jones	Chairman of the Board	March 21, 2003

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Vice Chairman of the Board	March 21, 2003

/s/ CHARLES M. BREWER Charles M. Brewer	Director	March 21, 2003

/s/ MICHAEL E. GELLERT Michael E. Gellert	Director	March 21, 2003

/s/ JOHN R. HALL John R. Hall	Director	March 21, 2003

/s/ IRWIN LERNER Irwin Lerner	Director	March 21, 2003

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	March 21, 2003

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	March 21, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Michael B. McCallister, principal executive officer of Humana Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Humana Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

Signature	/s/ MICHAEL B. MCCALLISTER Michael B. McCallister Principal Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, James H. Bloem, principal financial officer of Humana Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Humana Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

Signature	/s/ JAMES H. BLOEM James H. Bloem Principal Financial Officer