Form 10-K/A
period 2002-12-31
HUMANA INC
filed 2003-04-03
CIK 49071

Humana Inc. hereby files Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002.

This Amendment is being filed to correct an error on the cover page. The correct disclosure is contained on the cover page of this Amendment No. 1 to the Humana Inc. 10-K for the year ended December 31, 2002 as follows:

"The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $2,480,270,991 calculated using the average price on such date of $15.59." The amended cover page follows.

(An amount of $480,270,991 was originally reported in error).

There are no other changes to the Form10-K for the year ended December 31, 2002.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[3 ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 1-5975

HUMANA INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	61-0647538 (I.R.S. Employer Identification Number)

500 West Main Street Louisville, Kentucky (Address of principal executive offices)	40202 (Zip Code)

Registrant's telephone number, including area code: (502) 580-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $0.16 2/3 par value 7 1/4% Senior Notes, due August 2006	New York Stock Exchange --

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 3 No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the Registrant's definitive proxy or information statements incorporated by reference in Parts II and III of this Form 10-K or any amendment to this Form 10-K. ____

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes 3 No ___

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $2,480,270,991 calculated using the average price on such date of $15.59.

      The number of shares outstanding of the Registrant's Common Stock as of March 19, 2003 was 160,767,347.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts II and III incorporate herein by reference portions of the Registrant's Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held May 15, 2003.

SIGNATURES

      Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereto duly authorized.

Humana Inc.
By:	/s/ James H. Bloem
James H. Bloem Senior Vice President and Chief Financial Officer
Date:	April 3, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	April 3, 2003

Signature	/s/ Michael B. McCallister
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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	April 3, 2003

Signature	/s/ James H. Bloem
James H. Bloem Princiapl Financial Officer