Form 10-Q
period 2003-03-31
HUMANA INC
filed 2003-05-14
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock $0.16 2/3 par value	Outstanding at April 30, 2003 161,536,949 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2003
INDEX
Part I: Financial Information		Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
Part II: Other Information
Item 1.	Legal Proceedings	34
Item 6.	Exhibits and Reports on Form 8-K	37
	Signatures and Certifications	38

Humana Inc. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$532,652	$721,357
Investment securities	1,411,356	1,405,833
Receivables, less allowance for doubtful accounts of $29,556 at March 31, 2003, and $30,178 at December 31, 2002:
Premiums	472,972	348,562
Administrative services fees	55,726	68,316
Other	258,481	250,857

Total current assets	2,731,187	2,794,925

Property and equipment, net	423,465	459,842
Other assets:
Long-term investment securities	312,517	288,724
Goodwill	776,874	776,874
Other	185,144	279,665

Total other assets	1,274,535	1,345,263

Total assets	$4,429,187	$4,600,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical and other expenses payable	$1,226,043	$1,142,131
Trade accounts payable and accrued expenses	512,723	552,689
Book overdraft	84,579	94,882
Unearned premium revenues	117,604	335,757
Short-term debt	265,000	265,000

Total current liabilities	2,205,949	2,390,459

Long-term debt	334,328	339,913
Other long-term obligations	268,131	263,184

Total liabilities	2,808,408	2,993,556

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	--	--
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 171,371,759 shares issued at March 31, 2003, and 171,334,893 shares issued at December 31, 2002	28,562	28,556
Capital in excess of par value	931,460	931,089
Retained earnings	752,107	720,877
Accumulated other comprehensive income	23,257	22,455
Unearned stock compensation	(3,961)	(6,516)
Treasury stock, at cost, 10,584,719 shares at March 31, 2003, and 8,362,537 shares at December 31, 2002	(110,646)	(89,987)

Total stockholders' equity	1,620,779	1,606,474

Total liabilities and stockholders' equity	$4,429,187	$4,600,030

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For the three months ended March 31,
	2003	2002
	(in thousands, except per share results)
Revenues:
Premiums	$2,842,949	$2,641,812
Administrative services fees	61,136	65,013
Investment and other income	27,631	25,757

Total revenues	2,931,716	2,732,582

Operating expenses:
Medical	2,371,434	2,194,539
Selling, general and administrative	447,045	435,064
Depreciation and amortization	31,140	29,796
Restructuring charge	30,760	--

Total operating expenses	2,880,379	2,659,399

Income from operations	51,337	73,183
Interest expense	3,935	4,404

Income before income taxes	47,402	68,779
Provision for income taxes	16,172	22,009

Net income	$31,230	$46,770

Basic earnings per common share	$0.20	$0.28

Diluted earnings per common share	$0.19	$0.28

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31,
	2003	2002
	(in thousands)
Cash flows from operating activities
Net income	$31,230	$46,770
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash restructuring charge	30,760	--
Depreciation and amortization	31,140	29,796
Provision for deferred income taxes	3,646	12,880
Changes in operating assets and liabilities:
Receivables	(48,553)	(45,810)
Other assets	5,685	(2,398)
Medical and other expenses payable	83,912	63,977
Other liabilities	(29,012)	(10,804)
Unearned revenues	(218,153)	(237,758)
Other	1,115	3,210

Net cash used in operating activities	(108,230)	(140,137)

Cash flows from investing activities
Purchases of property and equipment	(21,634)	(31,256)
Purchases of investment securities	(1,545,241)	(425,135)
Maturities of investment securities	196,923	115,954
Proceeds from sales of investment securities	1,320,246	303,896

Net cash used in investing activities	(49,706)	(36,541)

Cash flows from financing activities
Common stock repurchases	(20,817)	--
Change in book overdraft	(10,303)	10,673
Other	351	467

Net cash (used in) provided by financing activities	(30,769)	11,140

Decrease in cash and cash equivalents	(188,705)	(165,538)
Cash and cash equivalents at beginning of period	721,357	651,420

Cash and cash equivalents at end of period	$532,652	$485,882

Supplemental cash flow disclosures:
Interest payments	$4,068	$4,010
Income tax payments (refunds), net	$3,716	$(5,488)
See accompanying notes to condensed consolidated financial statements.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited

(1)   Basis of Presentation

       The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. References throughout this document to "we," "us," "our," the "Company," and "Humana," mean Humana Inc. and all entities we own. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2002, that was filed with the Securities and Exchange Commission, or the SEC, on March 21, 2003.

       The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the recognition of revenue related to our TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ materially from those estimates. Refer to "Critical Accounting Policies and Estimates" in Humana's 2002 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements.

       The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(2)   Significant Accounting Policies

       New Accounting Standards

       On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities, or Statement 146. Statement 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. Statement 146 requires liabilities associated with exit and disposal activities to be expensed as incurred and impacts the timing of recognition for exit or disposal activities that were initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on our consolidated financial position or results of operations.

       In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN 45. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantors having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Refer to Note 8 for guarantee disclosures. The adoption of the recognition provision of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

       In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial position, results of operations or cash flows.

       Stock-Based Compensation

       We have stock-based employee compensation plans, which are described more fully in Note 9 in Humana's 2002 Annual Report on Form 10-K. We account for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, or APB No. 25. No compensation cost is reflected in net income related to fixed-based stock option awards to employees when the option has an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of Humana common stock on the date of the grant. The following table illustrates the effects on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to our stock-based awards.
	For the three months ended March 31,
	2003	2002
	(in thousands, except per share results)
Net income, as reported	$31,230	$46,770
Add: Restricted stock compensation expense included in reported net income, net of related tax	1,403	1,572
Deduct: Total stock-based employee compensation expense determined under fair value based method for all fixed-based options and restricted stock awards, net of related tax	(2,396)	(2,267)

Adjusted net income	$30,237	$46,075

Earnings per share:
Basic, as reported	$0.20	$0.28

Basic, pro forma	$0.19	$0.28

Diluted, as reported	$0.19	$0.28

Diluted, pro forma	$0.19	$0.27

(3)   Restructuring Charge

       During the fourth quarter of 2002, we finalized a plan to reduce our administrative cost structure with the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

       The following table presents the components of the restructuring charge we recorded for the three months ended March 31, 2003 and the year ended December 31, 2002:
	Severance
	No. of Employees	Cost	Long-lived Assets	Lease Discontinuance	Total
	(dollars in thousands)
Fourth quarter 2002 charge	2,600	$32,105	$2,448	$1,324	$35,877
Cash payments	(500)	(910)	--	--	(910)
Non-cash	--	--	(2,448)	--	(2,448)

Balance at December 31, 2002	2,100	31,195	--	1,324	32,519

First quarter 2003 charge	--	--	30,760	--	30,760
Cash payments	(455)	(4,075)	--	(176)	(4,251)
Non-cash	--	--	(30,760)	--	(30,760)

Balance at March 31, 2003	1,645	$27,120	$--	$1,148	$28,268

       Severance

       During the fourth quarter of 2002, we recorded severance and related employee benefit costs of $32.1 million ($19.6 million after tax) in connection with customer service center consolidation and an enterprise-wide workforce reduction. Severance costs were estimated based upon the provisions of the Company's existing employee benefit plans and policies. The plan to reduce our administrative cost structure is expected to affect approximately 2,600 positions throughout the entire organization including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. As part of the plan, we expect to hire approximately 300 employees to support newly consolidated operations, thereby resulting in a net reduction of approximately 2,300 positions. As of March 31, 2003, approximately 955 positions had been eliminated. We expect the remaining positions to be eliminated by December 31, 2003, with most of the severance being paid in 2003.

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

       Our fourth quarter of 2002 impairment review indicated that estimated future undiscounted cash flows attributable to our business supported by our San Antonio, Texas customer service operations were insufficient to recover the carrying value of certain long-lived assets, primarily buildings used in these operations. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $2.4 million ($1.5 million after tax). Estimated fair value was based on an independent third party appraisal of the buildings.

       Our first quarter of 2003 impairment review indicated that estimated future undiscounted cash flows attributable to our business supported by our Jacksonville, Florida customer service operations were insufficient to recover the carrying value of certain long-lived assets, primarily a building used in our Florida operations. Accordingly, we recorded a non-cash impairment charge of approximately $17.2 million ($10.5 million after tax) during the first quarter of 2003. Estimated fair value was based on an independent third party appraisal of the buildings. Additionally, we recorded a non-cash impairment charge of approximately $13.5 million ($8.3 million after tax) during the first quarter of 2003 related to accelerated depreciation of software we ceased using in the first quarter of 2003.

(4)   Other Intangible Assets

       Other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets on the condensed consolidated balances sheets. Amortization expense for other intangible assets was approximately $3.9 million for the three months ended March 31, 2003 and 2002. The following table presents our estimate of amortization expense for the remaining nine months of 2003, and for each of the five succeeding fiscal years:

(in thousands)
For the nine month period ending December 31, 2003	$7,681
For the years ending December 31,:
2004	$9,060
2005	$5,440
2006	$352
2007	$352
2008	$227

       The following table presents details of our other intangible assets at March 31, 2003 and December 31, 2002:
	March 31, 2003			December 31, 2002
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$85,496	$70,011	$15,485	$85,496	$68,284	$17,212
Provider contracts	12,128	6,252	5,876	12,128	5,644	6,484
Government contracts	11,820	11,306	514	11,820	9,764	2,056
Licenses and other	5,065	1,215	3,850	5,065	1,161	3,904

Total other intangible assets	$114,509	$88,784	$25,725	$114,509	$84,853	$29,656

(5)   Comprehensive Income

       The following table presents details supporting the computation of comprehensive income for the three months ended March 31, 2003 and 2002:

	For the three months ended March 31,
	2003	2002
	(in thousands)
Net income	$31,230	$46,770
Net unrealized investment gains (losses), net of tax	802	(8,367)

Comprehensive income, net of tax	$32,032	$38,403

(6)   Earnings Per Common Share

       We compute basic earnings per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the treasury stock method. There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share. Stock options to purchase 6,773,524 shares at March 31, 2003 and 6,395,627 shares at March 31, 2002, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share.

       The following table presents details supporting the computation of basic and diluted earnings per common share for the three months ended March 31, 2003 and 2002:
	For the three months ended March 31,
	2003	2002
	(in thousands, except per share results)
Net income available for common stockholders	$31,230	$46,770
Weighted average outstanding shares of common stock used to compute basic earnings per common share	157,739	164,255
Dilutive effect of:
Employee stock options	359	1,035
Restricted stock	3,308	2,414

Shares used to compute diluted earnings per common share	161,406	167,704
Basic earnings per common share	$0.20	$0.28

Diluted earnings per common share	$0.19	$0.28

(7)   Stock Repurchase Plan

       In July 2002, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. We have engaged Lehman Brothers Inc. and Banc of America Securities, LLC to broker these transactions. During the three months ended March 31, 2003, we repurchased 2.2 million shares at a cost of $20.8 million, or an average of $9.31 per share. Cumulatively, through March 31, 2003, we have purchased in the open market 8.6 million shares at a cost of $94.9 million, or an average of $10.98 per share. The total remaining share repurchase authorization as of March 31, 2003 was $5.1 million.

(8)   Guarantees and Contingencies

       Guarantees

       Our 5-year and 7-year airplane operating leases provide for a residual value guarantee of no more than $17.9 million at the end of the lease terms which expire December 29, 2004 for the 5-year leases and January 1, 2010 for the 7-year lease. We have the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. If we decide not to exercise our purchase option at the end of the lease, we must pay the lessor a maximum amount of $13.1 million related to the 5-year leases and $4.8 million related to the 7-year lease. The amount will be reduced by the net sales proceeds of the airplanes to a third party. A $3.5 million gain in connection with a 1999 sale/leaseback transaction is being deferred until the residual value guarantee is resolved at the end of the lease term. We do not believe that we will have any payment obligation at the end of the lease because we will exercise the purchase obligation, or the net proceeds from the sale of the airplanes will exceed the maximum amount payable to the lessor.

       We have $17.4 million in undrawn letters of credit outstanding at March 31, 2003. Letters of credit totaling $11.9 million have been issued to ensure our payment to a beneficiary for assumed obligations of our wholly owned captive insurance subsidiary related to pre-1993 professional liability risks for which the beneficiary remains directly liable. Other letters of credit totaling $5.5 million were issued to ensure our payment to various beneficiaries for miscellaneous contractual obligations. These letters of credit renew automatically on an annual basis unless the beneficiary otherwise notifies us. Over the past 10 years, we have not had to fund any letters of credit.

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

       We have extended our current TRICARE contracts with the Department of Defense. The contract for Regions 2 and 5 was extended to April 30, 2004 and for Regions 3 and 4 to June 30, 2004, each subject to a one year renewal at the Government's option. We believe these extensions should continue our contracts through the new TRICARE Next Generation, or T-Nex, transition, described below.

       The Department of Defense recently announced a plan to consolidate the total number of prime contracts from seven to three under the new T-Nex program. The Department of Defense has stated that a bidder can be awarded only one prime contract, although a bidder would be allowed to secondarily participate in another contract. We submitted a bid in January 2003 to participate as a prime contractor for the South region. Additionally, we partnered with Aetna Government Health Plans, LLC, a subsidiary of Aetna, Inc., to participate as a subcontractor should Aetna Government Health Plans, LLC be awarded the North region. We expect an announcement of the awards in mid to late 2003 with transition to the new regions not expected until mid to late 2004. At this time we are unable to predict whether we will be awarded a contract, or the effective date of the contract. In addition, we are currently evaluating a request for proposal to provide retail pharmacy support for TRICARE beneficiaries.

       We currently have Medicaid contracts with the Health Insurance Administration in Puerto Rico through June 30, 2005, subject to each party agreeing upon annual rates. We are currently in negotiations for the second year renewal option for the period July 1, 2003 through June 30, 2004. Our other Medicaid contracts in Florida and Illinois generally are annual contracts. As of March 31, 2003, Puerto Rico accounted for approximately 85% of our total Medicaid membership.

       The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations and cash flows.

       Legal Proceedings

       Securities Litigation

       In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, against PCA and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On July 24, 2002, the Court denied the defendant's motion. A trial date is expected to be set 90 days after the Court rules on the plaintiff's motion for class certification. On January 31, 2001, defendants filed a third-party complaint for declaratory judgment on insurance coverage, seeking a determination that the defense costs and liability, if any, resulting from the class action defense were covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice finding that it could be refiled in the future if the insurance claims were not otherwise resolved. On April 23, 2003, one of the insurers, National Union Fire Insurance Company of Pittsburgh, PA ("National Union") filed a complaint against PCA and the defendant officers and directors and certain underwriters at Lloyd's of London ("Lloyd's") in the Southern District of Florida. National Union's complaint seeks a declaration that Lloyd's is responsible for the insurance coverage or, in the alternative, that National Union has no duty to advance defense costs or provide coverage.

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

       On February 20, 2002, the Court issued its ruling on the defendants' motions to dismiss the Second Consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all plaintiffs for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called "gag clauses" that assertedly prohibited doctors from freely communicating with members. The plaintiffs sought certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. On September 26, 2002, the Court denied the plaintiffs' request for class certification. On October 9, 2002, the plaintiffs asked the Court to reconsider its ruling on that issue. The Court denied the motion on November 25, 2002. The Court has set a trial date on the individual named plaintiffs' claims for September 22, 2003.

       In the provider track case, the plaintiffs assert that we and other defendants improperly paid providers' claims and "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs' claims pursuant to the defendants' several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

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

       The Hamilton County Court of Common Pleas (Ohio) and the Boone County Circuit Court (Kentucky) have denied motions by the defendants to compel arbitration or alternatively to dismiss. Defendants have filed notices of appeal with respect to the orders denying arbitration. The Ohio court has agreed to stay proceedings pending resolution of the appeal. The Kentucky court granted a similar request with respect to the physician plaintiffs who are subject to arbitration agreements, but denied the requested stay with respect to the association plaintiffs and any physician plaintiffs whose contracts do not contain arbitration provisions. The plaintiffs have filed motions to certify a class in each case. The purported classes allegedly consist, respectively, of all physicians who have practiced medicine at any time since January 1, 1992, in a four county region in Southwestern Ohio or a three county region in Northern Kentucky.

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

       We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various other provider arrangements, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims.

       In addition, some courts recently have issued decisions which could have the effect of eroding the scope of ERISA preemption, thereby exposing us to greater liability for medical negligence claims. This includes decisions which hold that plans may be liable for medical negligence claims in some situations based solely on medical necessity decisions made in the course of adjudicating claims. In addition, some courts have issued rulings which make it easier to hold plans liable for medical negligence on the part of network providers on the theory that providers are agents of the plans and that the plans are therefore vicariously liable for the injuries to members by providers.

       Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future. On January 1, 2002, and again on January 1, 2003, we reduced the amount of coverage purchased from third party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates.

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

(9)   Segment Information

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

       Our segment results for the three months ended March 31, 2003 and 2002 are as follows:

	Commercial Segment
	For the three months ended March 31,
	2003	2002
	(in thousands)
Revenues:
Premiums:
Fully insured
HMO	$735,590	$635,817
PPO	801,363	707,444

Total fully insured	1,536,953	1,343,261
Specialty	78,603	82,727

Total premiums	1,615,556	1,425,988
Administrative services fees	29,590	25,147
Investment and other income	21,853	18,315

Total revenues	1,666,999	1,469,450

Operating expenses:
Medical	1,313,580	1,167,524
Selling, general and administrative	276,037	255,605
Depreciation and amortization	19,228	17,167
Restructuring charge	17,852	--

Total operating expenses	1,626,697	1,440,296

Income from operations	40,302	29,154
Interest expense	3,063	3,059

Income before income taxes	$37,239	$26,095

	Government Segment
	For the three months ended March 31,
	2003	2002
	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$635,842	$672,186
TRICARE	470,321	432,385
Medicaid	121,230	111,253

Total premiums	1,227,393	1,215,824
Administrative services fees	31,546	39,866
Investment and other income	5,778	7,442

Total revenues	1,264,717	1,263,132

Operating expenses:
Medical	1,057,854	1,027,015
Selling, general and administrative	171,008	179,459
Depreciation and amortization	11,912	12,629
Restructuring charge	12,908	--

Total operating expenses	1,253,682	1,219,103

Income from operations	11,035	44,029
Interest expense	872	1,345

Income before income taxes	$10,163	$42,684

Humana Inc. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The consolidated financial statements of Humana Inc. in this document present the Company's financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to "we," "us," "our," "Company," and "Humana" mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like "expects," "anticipates," "intends," "likely will result," "estimates," "projects" or variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in the "Cautionary Statements" section of this document. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

       Introduction

       Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation's largest publicly traded health benefits companies, based on our 2002 revenues of $11.3 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of March 31, 2003, we had approximately 6.6 million members in our medical insurance programs, as well as approximately 1.7 million members in our specialty products programs.

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

       Our business strategy centers on increasing Commercial segment profitability while maintaining our existing strength in the Government segment. Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of innovative and consumer-driven product designs which are supported by service excellence and advanced electronic capabilities, including education, tools and technologies for our members provided primarily through the Internet. The intent of our Commercial segment strategy is to enable us to further penetrate commercial markets with potential for profitable growth and to transform the traditional consumer experience for both employers and members to result in a high degree of consumer satisfaction, loyalty and brand awareness. We are in the process of reducing our administrative cost structure primarily to support our Commercial strategy.

       Restructuring Charge

       During the fourth quarter of 2002, we finalized a plan to reduce our administrative cost structure with the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

       The following table presents the components of the restructuring charge we recorded for the three months ended March 31, 2003 and the year ended December 31, 2002:
	Severance
	No. of Employees	Cost	Long-lived Assets	Lease Discontinuance	Total
	(dollars in thousands)
Fourth quarter 2002 charge	2,600	$32,105	$2,448	$1,324	$35,877
Cash payments	(500)	(910)	--	--	(910)
Non-cash	--	--	(2,448)	--	(2,448)

Balance at December 31, 2002	2,100	31,195	--	1,324	32,519

First quarter 2003 charge	--	--	30,760	--	30,760
Cash payments	(455)	(4,075)	--	(176)	(4,251)
Non-cash	--	--	(30,760)	--	(30,760)

Balance at March 31, 2003	1,645	$27,120	$--	$1,148	$28,268

       Severance

       During the fourth quarter of 2002, we recorded severance and related employee benefit costs of $32.1 million ($19.6 million after tax) in connection with customer service center consolidation and an enterprise-wide workforce reduction. Severance costs were estimated based upon the provisions of the Company's existing employee benefit plans and policies. The plan to reduce our administrative cost structure is expected to affect approximately 2,600 positions throughout the entire organization including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. As part of the plan, we expect to hire approximately 300 employees to support newly consolidated operations, thereby resulting in a net reduction of approximately 2,300 positions. As of March 31, 2003, approximately 955 positions had been eliminated. We expect the remaining positions to be eliminated by December 31, 2003, with most of the severance being paid in 2003.

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

       Our fourth quarter of 2002 impairment review indicated that estimated future undiscounted cash flows attributable to our business supported by our San Antonio, Texas customer service operations were insufficient to recover the carrying value of certain long-lived assets, primarily buildings used in these operations. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $2.4 million ($1.5 million after tax). Estimated fair value was based on an independent third party appraisal of the buildings.

       Our first quarter of 2003 impairment review indicated that estimated future undiscounted cash flows attributable to our business supported by our Jacksonville, Florida customer service operations were insufficient to recover the carrying value of certain long-lived assets, primarily a building used in our Florida operations. Accordingly, we recorded a non-cash impairment charge of approximately $17.2 million ($10.5 million after tax) during the first quarter of 2003. Estimated fair value was based on an independent third party appraisal of the buildings. Additionally, we recorded a non-cash impairment charge of approximately $13.5 million ($8.3 million after tax) during the first quarter of 2003 related to accelerated depreciation of software we ceased using in the first quarter of 2003.

Comparison of Results of Operations

       The following discussion primarily deals with our results of operations for the three months ended March 31, 2003, or the 2003 quarter, and the three months ended March 31, 2002, or the 2002 quarter.

       The following table presents certain financial data for our two segments:

	For the three months ended March 31,
	2003	2002
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,536,953	$1,343,261
Specialty	78,603	82,727

Total Commercial	1,615,556	1,425,988

Medicare+Choice	635,842	672,186
TRICARE	470,321	432,385
Medicaid	121,230	111,253

Total Government	1,227,393	1,215,824

Total	$2,842,949	$2,641,812

Administrative services fees:
Commercial	$29,590	$25,147
Government	31,546	39,866

Total	$61,136	$65,013

Medical expense ratios:
Commercial	81.3%	81.9%
Government	86.2%	84.5%

Total	83.4%	83.1%

SG&A expense ratios:
Commercial	16.8%	17.6%
Government	13.6%	14.3%

Total	15.4%	16.1%

Income before income taxes:
Commercial	$37,239	$26,095
Government	10,163	42,684

Total	$47,402	$68,779

     The following table presents a comparison of our medical membership at March 31, 2003 and 2002:
	March 31,		Change
	2003	2002	Members	Percentage
Commercial segment medical members:
Fully insured	2,348,800	2,332,400	16,400	0.7%
ASO	654,600	621,800	32,800	5.3%

Total Commercial	3,003,400	2,954,200	49,200	1.7%

Government segment medical members:
Medicare+Choice	327,100	363,700	(36,600)	(10.1)%
Medicaid	491,400	476,800	14,600	3.1%
TRICARE	1,752,500	1,742,300	10,200	0.6%
TRICARE ASO	1,050,800	997,900	52,900	5.3%

Total Government	3,621,800	3,580,700	41,100	1.1%

Total medical membership	6,625,200	6,534,900	90,300	1.4%

       Overview

       Net income was $31.2 million, or $0.19 per diluted share in the 2003 quarter compared to $46.8 million, or $0.28 per diluted share in the 2002 quarter. The decrease in net income primarily was due to the 2003 quarter non-cash restructuring charge of $30.8 million ($18.8 million after tax).

       Premium Revenues and Medical Membership

       Premium revenues increased 7.6% to $2.84 billion for the 2003 quarter, compared to $2.64 billion for the 2002 quarter. Higher premium revenues resulted primarily from increasing fully insured commercial premium yields. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in the geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

       Commercial segment premium revenues increased 13.3% to $1.62 billion for the 2003 quarter, compared to $1.43 billion for the 2002 quarter. This increase resulted from higher premium yields on our fully insured commercial business, which were in the 13% to 15% range, and slightly higher membership levels. Our fully insured commercial medical membership increased 0.7%, or 16,400 members, to 2,348,800 at March 31, 2003 compared to 2,332,400 at March 31, 2002. We expect fully insured commercial premium yield to continue in the 13% to 15% range for the remainder of 2003. Also, we expect Commercial segment medical membership, both fully insured and administrative services (discussed below) to grow at a rate of 2% to 4% by December 31, 2003.

       Government segment premium revenues increased 1.0% to $1.23 billion for the 2003 quarter, compared to $1.22 billion for the 2002 quarter. This increase was primarily attributable to our TRICARE business, partially offset by a reduction in our Medicare+Choice membership. TRICARE premium revenues grew from the annual increase in our contractually determined base revenues and as a result of Congressionally legislated benefit changes, an increase in eligible beneficiaries, and a decrease in the use of military treatment facilities. Medicare+Choice membership was 327,100 at March 31, 2003, compared to 363,700 at March 31, 2002, a decline of 36,600 members, or 10.1%. This decrease was due to our exit of various counties on January 1, 2003, as well as attrition of some members leaving our plans in certain markets as a result of new benefit designs. Premium yield on our Medicare+Choice business for the 2003 quarter was in the 4% to 6% range. We expect Medicare+Choice premium yield to continue in the 4% to 6% range for the remainder of 2003 with membership falling to between 310,000 to 320,000 by December 31, 2003.

       Administrative Services Fees

       Our administrative services fees for the 2003 quarter were $61.1 million, a decrease of $3.9 million from $65.0 million for the 2002 quarter. For the Commercial segment, administrative services fees increased $4.4 million, or 17.7%, to $29.6 million for the 2003 quarter. This increase reflects a higher average fee per member and growth in ASO membership of 5.3%, which was 654,600 members at March 31, 2003, compared to 621,800 at March 31, 2002. The $8.3 million decrease in our Government segment administrative services fees primarily was due to lower fees derived from the TRICARE for Life program. TRICARE for Life is a program for seniors where we provide medical benefit administrative services.

       Investment and Other Income

       Investment and other income totaled $27.6 million for the 2003 quarter, an increase of $1.8 million from $25.8 million for the 2002 quarter. This increase primarily resulted from an increase in the average invested balance.

       Medical Expense

       The medical expense ratio, or MER, is computed by taking total medical expenses as a percentage of premium revenues. MER for the 2003 quarter was 83.4%, increasing 30 basis points from the 2002 quarter as increases in the Government segment outweighed improvements in the Commercial segment.

       The Commercial segment's MER for the 2003 quarter was 81.3%, decreasing 60 basis points from the 2002 quarter of 81.9%. This improvement was significant considering the shift in the mix of business to larger group sizes, which traditionally experience a higher medical expense ratio and lower selling, general and administrative expense ratio than our small group membership. Large group commercial membership represented 65% of our fully insured commercial membership at March 31, 2003 compared to 63% at March 31, 2002. The improvement in MER primarily resulted from pricing discipline and attrition of groups with a high medical expense ratio. Pricing discipline produces the delivery of premium rate increases commensurate with underlying claims costs to ensure margins.

       The Government segment's MER for the 2003 quarter was 86.2%, increasing 170 basis points from the 2002 quarter of 84.5%. The increase was due to our TRICARE operations. Our MER for TRICARE was higher than prior year due primarily to increases in utilization of services and the timing of contractual adjustments. The increase in utilization was largely attributable to increases in the number of eligible beneficiaries and decreases in the utilization of military treatment facilities, or MTF's. Changes in the number of eligible beneficiaries and utilization of MTF's have resulted from activity and deployments surrounding the military conflicts in the Middle East. Contractual adjustments result from bid price adjustments, or BPAs, and change orders. BPAs are utilized to adjust premium revenues for unanticipated changes in costs, primarily due to changes in utilization patterns, the number of beneficiaries and medical cost inflation. Change orders occur when we perform services or incur costs under the directive of the federal government that were not originally specified in our contracts. Under federal regulations we are entitled to an equitable adjustment to the contract price.

       SG&A Expense

       Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2003 quarter was 15.4%, decreasing 70 basis points from the 2002 quarter of 16.1%. As indicated in the preceding table, the SG&A expense ratio improved for both the Commercial and Government segments. This improvement resulted from reductions in the number of employees due to operational efficiencies gained from streamlining various processes through technology and other initiatives. For example, the percentage of our inbound contacts handled electronically, generally to check eligibility and claims status, has consistently improved from 48% in March 2002 to 63% in March 2003. We have also seen operational improvement through the use of technology with an increase in the number of claims adjudicated electronically. Our largest claims processing platform now moves approximately 75% of its claims through the system without being adjudicated by claims staff compared to approximately 66% at the beginning of 2002. The Commercial segment also saw improvement from a changing mix of members toward larger group members. Costs to distribute and administer our products to large group members are lower than that of small group members. For the full year of 2003, we expect a Commercial segment SG&A ratio of between 16.3%-16.5% and a Government segment SG&A ratio approximately equal to 2002's 13.3%.

       Depreciation and amortization for the 2003 quarter totaled $31.1 million compared to $29.8 million for the 2002 quarter, an increase of $1.3 million, or 4.5%. This increase was the result of increased capital expenditures primarily related to our technology initiatives.

       Interest Expense

       Interest expense was $3.9 million for the 2003 quarter, compared to $4.4 million for the 2002 quarter, a decrease of $0.5 million. This decrease primarily resulted from lower interest rates.

       Income Taxes

       On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the 2003 quarter was approximately 34% compared to 32% for the 2002 quarter. The higher effective tax rate in the 2003 quarter resulted primarily from a lower proportion of tax-exempt investment income to pretax income.

       Membership

       The following table presents our medical and specialty membership at March 31, 2003, and at the end of each quarter in 2002:
	2003	2002
	March 31	March 31	June 30	Sept. 30	Dec. 31
Medical Membership:
Commercial segment:
Fully insured	2,348,800	2,332,400	2,319,600	2,323,600	2,340,300
ASO	654,600	621,800	627,500	658,600	652,200

Total Commercial	3,003,400	2,954,200	2,947,100	2,982,200	2,992,500

Government segment:
Medicare+Choice	327,100	363,700	354,100	349,000	344,100
Medicaid	491,400	476,800	487,900	506,100	506,000
TRICARE	1,752,500	1,742,300	1,761,000	1,755,700	1,755,800
TRICARE ASO	1,050,800	997,900	1,021,900	1,038,400	1,048,700

Total Government	3,621,800	3,580,700	3,624,900	3,649,200	3,654,600

Total medical members	6,625,200	6,534,900	6,572,000	6,631,400	6,647,100

Specialty Membership:
Commercial segment	1,650,100	1,659,300	1,638,200	1,629,400	1,640,000

       Liquidity

       Cash flows used in operating activities of $108.2 million for the 2003 quarter improved from cash flows used in operating activities of $140.1 million for the 2002 quarter by $31.9 million, or 22.8%. This increase primarily was attributable to the improvement in earnings.

       The use of cash flows from our operations for the 2003 and 2002 quarters results from the timing of Medicare+Choice premium receipts. This timing resulted in only two monthly Medicare+Choice premium receipts during the quarters rather than a normal three. The Medicare+Choice premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we receive this payment at the end of the previous month. This receipt is significant, the timing of which causes material fluctuation in operating cash flows. The Medicare+Choice premium receipts for January 2003 of $205.8 million and for January 2002 of $216.6 million were received early in December 2002 and December 2001, respectively, because January 1 is always a holiday.

       Medical and other expenses payable increased $83.9 million during the 2003 quarter versus an increase of $64.0 million during the 2002 quarter. The increase in medical and other expenses payable primarily results from higher membership levels and medical claims trend.

       Total net premium and ASO receivables increased to $528.7 million, or 26.8%, during the first quarter of 2003, as presented in the following table:
	March 31,	December 31,	Change
	2003	2002	Dollars	Percentage
	(Dollars in thousands)
TRICARE:
Base receivable	$206,537	$197,544	$8,993	4.6%
Bid price adjustments (BPAs)	106,453	104,044	2,409	2.3%
Change orders	45,633	57,630	(11,997)	(20.8)%

	358,623	359,218	(595)	(0.2)%
Less: long-term portion of BPAs	--	(86,471)	86,471	100.0%

TRICARE subtotal	358,623	272,747	85,876	31.5%

Commercial	199,631	174,309	25,322	14.5%
Allowance for doubtful accounts	(29,556)	(30,178)	622	2.1%

Total net receivables	$528,698	$416,878	$111,820	26.8%

       TRICARE base receivables are collected monthly in the ordinary course of business. The timing of BPA collections occurs at contractually specified intervals, typically in excess of 6 months after the end of a contract year. At December 31, 2002, we classified $86.5 million of the BPA receivables associated with our Regions 3 and 4 TRICARE contract as long-term because the federal government was not contractually obligated to pay us the amounts until January 2004. We also had a BPA amount payable within one year under the Regions 3 and 4 contract of $23.2 million at December 31, 2002, which required classification in trade accounts payable and accrued expenses in our consolidated balance sheet. Since the net collection was due within 12 months and an appropriate right of offset existed between the payable and receivable, both of these amounts were classified into current assets and included with premium receivables at March 31, 2003. Thus, excluding the impact of changes in balance sheet classifications, TRICARE receivables increased $22.6 million. Higher base receivables and BPA receivables resulting from contractual risk-sharing were partially offset by a reduction of change order receivables due to collections during the quarter. We do not expect TRICARE receivables to exceed the March 31, 2003 balance of $358.6 million for the remainder of 2003.

       Commercial premium and ASO receivables increased $25.3 million during the 2003 quarter primarily due to the timing of collections relative to a few large accounts.

       Capital Expenditures

       Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Total capital expenditures were $21.6 million for the three months ended March 31, 2003, compared to $31.3 million for the three months ended March 31, 2002. We expect our total capital expenditures in 2003 to be approximately $105 million, most of which will be used for our technology initiatives and improvement of administrative facilities.

       Stock Repurchase Plan

       In July 2002, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. We have engaged Lehman Brothers Inc. and Banc of America Securities, LLC to broker these transactions. During the 2003 quarter, we repurchased 2.2 million shares at a cost of $20.8 million, or an average of $9.31 per share. Cumulatively, through March 31, 2003, we have purchased in the open market 8.6 million shares at a cost of $94.9 million, or an average of $10.98 per share. The total remaining share repurchase authorization as of March 31, 2003 was $5.1 million.

       Debt

       The following table presents our short-term and long-term debt outstanding at March 31, 2003 and December 31, 2002:
	March 31,	December 31,
	2003	2002
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$265,000	$265,000

Long-term debt:
Senior notes	$328,937	$334,368
Other long-term borrowings	5,391	5,545

Total long-term debt	$334,328	$339,913

       Senior Notes

       The $300 million 71/4% senior, unsecured notes are due August 1, 2006.

       In order to hedge the risk of changes in the fair value of our $300 million 71/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the 71/4% fixed interest rate under our senior notes for a variable interest rate, which was 2.96% at March 31, 2003. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

       Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements are estimated based on quoted market prices of comparable agreements and reflects the amounts we would receive (or pay) to terminate the agreements at the reporting date. At March 31, 2003, the $29.4 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $29.4 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

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

       There were no balances outstanding under either agreement at March 31, 2003. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

       These credit agreements contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. At March 31, 2003, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

       Commercial Paper Programs

       We maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. The weighted average interest rate on our conduit commercial paper borrowings was 1.68% at March 31, 2003. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

       We also maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Aggregate borrowing under both the credit agreements and commercial paper program cannot exceed $530 million.

       Other Borrowings

       Other borrowings of $5.4 million at March 31, 2003 represent financing for the renovation of a building, bear interest at 2% and are payable in various installments through 2014.

       Shelf Registration

       On April 1, 2003 our universal shelf registration became effective with the SEC. This allows us to register debt or equity securities, from time to time, up to a total of $600 million, with the amount, price and terms to be determined at the time of the sale. The universal shelf registration allows us to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

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

       As of March 31, 2003, we maintained aggregate statutory capital and surplus of $1,049.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $587.3 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity's solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at March 31, 2003, each of our subsidiaries would be in compliance, and we would have $393.5 million of aggregate capital and surplus above the minimum level required under RBC.

       One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at March 31, 2003.

       Future Liquidity Needs

       We believe that funds from future operating cash flows and funds available under our credit agreements, commercial paper program and shelf registration statement are sufficient to meet future liquidity needs. We also believe these sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

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

       If the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of medical claim reserves based upon our estimates of future medical claims are inadequate, our profitability could decline.

       We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, allocations of some centralized expenses and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, increases in the use or cost of services by our members, competition, government regulations and many other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums.

       These factors may include:

  increased use of medical facilities and services, including prescription drugs;
  increased cost of such services;
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

       Our future performance depends in large part upon our management team's ability to execute our strategy to position the company for the future. This strategy includes the growth of our Commercial segment business, introduction of new products and benefit designs, the successful implementation of our e-business initiatives and the selection and adoption of new technologies. We believe that the adoption of new technologies will contribute toward a reduction in administrative costs as we more closely align our workforce with our membership. Additionally, we are consolidating our service centers and their related systems as part of our operational initiatives. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the company for future growth. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

       If we fail to continue to properly maintain the integrity of our data or to strategically implement new information systems, our business could be materially adversely affected.

       Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our past acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. For example, the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA and the Department of Labor's ERISA claim processing regulations require changes to our current systems.

       We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties' failure to perform adequately under the contract, due to internal or external factors. Although there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, especially with regard to pharmacy benefits processing and management, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

       There can be no assurance that our process of improving existing systems, developing new systems to support our operations and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately maintain the integrity of our information systems and data may result in a material adverse effect on our financial positions, results of operations and cash flows.

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
  challenges to the use of some software products used in administering claims;
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

       A description of material legal actions in which we are currently involved is included under "Legal Proceedings" of Item 3 in Part I. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

       As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

       A significant portion of our revenues relates to federal, state and local government health care coverage programs, including the TRICARE, Medicare+Choice, and Medicaid programs. These programs involve various risks, including:

  the possibility of reduced or insufficient government reimbursement in the future;
  the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. We have extended our current TRICARE contracts with the Department of Defense. The contract for Regions 2 and 5 was extended to April 30, 2004 and for Regions 3 and 4 to June 30, 2004, each subject to a one year renewal at the Government's option. We believe these extensions should continue our contracts through the new TRICARE Next Generation, or T-Nex. If we are a successful bidder on the South region under T-Nex, we do not expect a material change to our consolidated financial position, results of operations, or cash flows, although TRICARE profits could decline slightly. TRICARE membership would not materially change from current levels. TRICARE revenues and expenses would decline by approximately 20% as a result of certain benefits, e.g. pharmacy, which are included under our current contract, being excluded and under separate T-Nex contracts in the future. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs;
  at March 31, 2003, under one of our CMS contracts, we provided health insurance coverage to approximately 227,000 members in Florida. This contract accounted for approximately 15% of our total premiums and ASO fees for the year ended March 31, 2003. The loss of this and other CMS contracts or significant changes in the Medicare+Choice program as a result of legislative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;
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

       The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we must make significant systems enhancements and invest in new technological solutions. The compliance date for standard transactions and code sets rules has been extended to October 17, 2003 based on our submission of a compliance plan, including work plan and implementation strategy to the Secretary of Health and Human Services. If entities with which we do business do not timely comply with HIPAA's transactions and code set standards, it could result in disruptions of certain of our business operations. Under the new HIPAA privacy rules, which became effective on April 14, 2003 we must now comply with a variety of requirements concerning the use and disclosure of individuals' protected health information, establish rigorous internal procedures to protect health information and enter into business associate contracts with those companies to whom protected health information is disclosed. Regulations issued in February 2003 set standards for the security of electronic health information requiring compliance by April 21, 2005. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

       Another area receiving increased focus is the time in which various laws require the payment of health care claims. Many states already have legislation in place covering payment of claims within a specific number of days. However, due to provider groups advocating for laws or regulations establishing even stricter standards, procedures and penalties, we expect additional regulatory scrutiny and supplemental legislation with respect to claims payment practices. The provider-sponsored bills are characterized by stiff penalties for late payment, including high interest rates payable to providers and costly fines levied by state insurance departments and attorneys general. This legislation and possible future regulation and oversight could expose our Company to additional liability and penalties.

       On November 21, 2000, the Department of Labor published its final regulation on claims and appeals review procedures under ERISA. The claims procedure regulation applies to all employee benefit plans governed by ERISA, whether benefits are provided through insurance products or are self-funded. As a result, the new claims and appeals review regulation impacts nearly all employer and union-sponsored health and disability plans, except church and government plans. Similar to legislation recently passed by many states, the new ERISA claims and appeals procedures impose shorter and more detailed procedures for processing and reviewing claims and appeals. According to the Department of Labor, however, its ERISA claims and appeals regulation does not preempt state insurance and utilization review laws that impose different procedures or time lines, unless complying with the state law would make compliance with the new ERISA regulation impossible. Unlike its state counterparts, the ERISA claims and appeals rules do not provide for independent external review to decide disputed medical questions. Instead, the federal regulation will generally make it easier for claimants to avoid state-mandated internal and external review processes and to file suit in federal court. The new ERISA claims and appeals rules generally became effective July 1, 2002 or the first day of the first plan year beginning after July 1, 2002, whichever is later. In any case, health plans have been subject to the new rules with respect to all claims filed on or after January 1, 2003.

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

       We currently are in negotiations with HCA Inc. regarding our contracts in Florida covering 30 hospitals, which expire on May 31, 2003. Although we have included estimated hospital rate increases in our Commercial premium rates and in our Medicare benefit designs, we are currently unable to predict the outcome of these negotiations, but believe such outcome will not have a material impact on our financial position, results of operations, or cash flows.

       In some situations, we have contracts with individual or groups of primary care physicians for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members (i.e. capitation). The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us, even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Humana Inc.

       We are exposed to market risks, such as changes in interest rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. A portion of our natural offsets changed when we issued $300 million 71/4% senior notes during 2001. This change was mitigated when we entered into interest rate swap agreements as discussed in as discussed in Management's Discussion and Analysis herein. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

       No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
Item 4. Controls and Procedures

       Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls.

       The company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures including our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Part 2. Other Information
Humana Inc.

Item 1: Legal Proceedings

       Securities Litigation

       In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, against PCA and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On May 5, 1999, plaintiffs moved for certification of the purported class, and on August 25, 2000, the defendants moved for summary judgment. On July 24, 2002, the Court denied the defendant's motion. A trial date is expected to be set 90 days after the Court rules on the plaintiff's motion for class certification. On January 31, 2001, defendants filed a third-party complaint for declaratory judgment on insurance coverage, seeking a determination that the defense costs and liability, if any, resulting from the class action defense were covered by an insurance policy issued by one insurer and, in the alternative, declaring that there is coverage under policies issued by two other insurers. On April 25, 2002, the Court dismissed the third-party complaint without prejudice finding that it could be refiled in the future if the insurance claims were not otherwise resolved. On April 23, 2003, one of the insurers, National Union Fire Insurance Company of Pittsburgh, PA ("National Union") filed a complaint against PCA and the defendant officers and directors and certain underwriters at Lloyd's of London ("Lloyd's") in the Southern District of Florida. National Union's complaint seeks a declaration that Lloyd's is responsible for the insurance coverage or, in the alternative, that National Union has no duty to advance defense costs or provide coverage.

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

       On February 20, 2002, the Court issued its ruling on the defendants' motions to dismiss the Second Consolidated Amended Complaint (the "Amended Complaint"). The Amended Complaint was filed on June 29, 2001, after the Court dismissed most of the claims in the original complaints, but granted leave to refile. In its February 20, 2002, ruling, the Court dismissed the RICO claims of ten of the sixteen named plaintiffs, including three of the four involving us, on the ground that the McCarran-Ferguson Act prohibited their claims because they interfered with the state regulatory processes in the states in which they resided (Florida, New Jersey, California and Virginia). With respect to ERISA, the Court dismissed the misrepresentation claims of current members, finding that they have adequate remedies under the law and failed to exhaust administrative remedies. Claims for former members were not dismissed. The Court also refused to dismiss claims by all plaintiffs for breach of fiduciary duty arising from alleged interference with the doctor-patient relationship by the use of so-called "gag clauses" that assertedly prohibited doctors from freely communicating with members. The plaintiffs sought certification of a class consisting of all members of our medical plans, excluding Medicare and Medicaid plans, for the period from 1990 to 1999. On September 26, 2002, the Court denied the plaintiffs' request for class certification. On October 9, 2002, the plaintiffs asked the Court to reconsider its ruling on that issue. The Court denied the motion on November 25, 2002. The Court has set a trial date on the individual named plaintiffs' claims for September 22, 2003.

       In the provider track case, the plaintiffs assert that we and other defendants improperly paid providers' claims and "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the provider track complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs' claims pursuant to the defendants' several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs' claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

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

       The Hamilton County Court of Common Pleas (Ohio) and the Boone County Circuit Court (Kentucky) have denied motions by the defendants to compel arbitration or alternatively to dismiss. Defendants have filed notices of appeal with respect to the orders denying arbitration. The Ohio court has agreed to stay proceedings pending resolution of the appeal. The Kentucky court granted a similar request with respect to the physician plaintiffs who are subject to arbitration agreements, but denied the requested stay with respect to the association plaintiffs and any physician plaintiffs whose contracts do not contain arbitration provisions. The plaintiffs have filed motions to certify a class in each case. The purported classes allegedly consist, respectively, of all physicians who have practiced medicine at any time since January 1, 1992, in a four county region in Southwestern Ohio or a three county region in Northern Kentucky.

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

       We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various other provider arrangements, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims.

       In addition, some courts recently have issued decisions which could have the effect of eroding the scope of ERISA preemption, thereby exposing us to greater liability for medical negligence claims. This includes decisions which hold that plans may be liable for medical negligence claims in some situations based solely on medical necessity decisions made in the course of adjudicating claims. In addition, some courts have issued rulings which make it easier to hold plans liable for medical negligence on the part of network providers on the theory that providers are agents of the plans and that the plans are therefore vicariously liable for the injuries to members by providers.

       Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future. On January 1, 2002, and again on January 1, 2003, we reduced the amount of coverage purchased from third party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates.

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

Part II. Other Information, continued
Humana Inc.
Item 2:	Changes in securities
None.
Item 3:	Defaults Upon Senior Securities
None.
Item 4:	Submission of Matters to a Vote of Security Holders
None.

Item 5:	Other Information
None.

Item 6:	Exhibits and Reports on Form 8-K
	(a)	Exhibit Index:
	12.1	Computation of ratio of earnings to fixed charges.

	99.1	CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

	99.2	CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

	(b)	For the quarter ended March 31, 2003, and through the date of this report, we furnished a report on Form 8-K on April 28, 2003 regarding our first quarter's earnings release.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Humana Inc.
(Registrant)

Date:	May 14, 2003	By:	/s/ James H. Bloem
James H. Bloem
Senior Vice President
And Chief Financial Officer
(Principal Accounting Officer)

Date:	May 14, 2003	By:	/s/ Arthur P. Hipwell
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
Date:	May 14, 2003

Signature	/s/ Michael B. McCallister
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
Date:	May 14, 2003

Signature	/s/ James H. Bloem
James H. Bloem
Principal Financial Officer