Form 10-Q
period 2003-06-30
HUMANA INC
filed 2003-07-28
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock $0.16 2/3 par value	Outstanding at June 30, 2003 161,657,618 shares

Humana Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
			June 30,	December 31,
			2003	2002

			(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents			$754,942	$721,357
Investment securities			1,399,220	1,405,833
Receivables, less allowance for doubtful accounts of $32,956 at June 30, 2003 and $30,178 at December 31, 2002:
Premiums			402,821	348,562
Administrative services fees			36,688	68,316
Other			223,800	250,857

Total current assets			2,817,471	2,794,925
Property and equipment, net			417,446	459,842
Other assets:
Long-term investment securities			329,178	288,724
Goodwill			776,874	776,874
Other			152,885	279,665

Total other assets			1,258,937	1,345,263

Total assets			$4,493,854	$4,600,030

Liabilities and Stockholders' Equity
Current liabilities:
Medical and other expenses payable			$1,287,364	$1,142,131
Trade accounts payable and accrued expenses			455,541	552,689
Book overdraft			79,536	94,882
Unearned revenues			100,445	335,757
Short-term debt			265,000	265,000

Total current liabilities			2,187,886	2,390,459
Long-term debt			334,610	339,913
Other long-term obligations			265,098	263,184

Total liabilities			2,787,594	2,993,556

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued			--	--
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 172,263,921 shares issued at June 30, 2003 and 171,334,893 shares issued at December 31, 2002			28,708	28,556
Capital in excess of par value			938,648	931,089
Retained earnings			821,383	720,877
Accumulated other comprehensive income			29,839	22,455
Unearned restricted stock compensation			(1,469)	(6,516)
Treasury stock, at cost, 10,606,303 shares at June 30, 2003 and 8,362,537 shares at December 31, 2002			(110,849)	(89,987)

Total stockholders' equity			1,706,260	1,606,474

Total liabilities and stockholders' equity			$4,493,854	$4,600,030

See accompanying notes to condensed consolidated financial statements.
Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share results)
Revenues:
Premiums	$2,913,405	$2,743,739	$5,756,354	$5,385,551
Administrative services fees	71,668	63,831	132,804	128,844
Investment and other income	44,885	24,370	72,516	50,127

Total revenues	3,029,958	2,831,940	5,961,674	5,564,522

Operating expenses:
Medical	2,444,977	2,316,188	4,816,411	4,510,727
Selling, general and administrative	448,537	414,433	895,582	849,497
Depreciation and amortization	28,453	30,237	59,593	60,033
Restructuring charge	--	--	30,760	--

Total operating expenses	2,921,967	2,760,858	5,802,346	5,420,257

Income from operations	107,991	71,082	159,328	144,265
Interest expense	3,801	4,377	7,736	8,781

Income before income taxes	104,190	66,705	151,592	135,484
Provision for income taxes	34,914	21,346	51,086	43,355

Net income	$69,276	$45,359	$100,506	$92,129

Basic earnings per common share	$0.44	$0.28	$0.64	$0.56

Diluted earnings per common share	$0.43	$0.27	$0.62	$0.55

See accompanying notes to condensed consolidated financial statements.

Humana Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,

	2003	2002

	(in thousands)
Cash flows from operating activities
Net income	$100,506	$92,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash restructuring charge	30,760	--
Depreciation and amortization	59,593	60,033
Provision for deferred income taxes	11,054	23,038
Changes in operating assets and liabilities:
Receivables	40,636	(191,193)
Other assets	(22,627)	(27,728)
Medical and other expenses payable	145,233	108,303
Other liabilities	(60,069)	(16,682)
Unearned revenues	(235,312)	(242,078)
Other	(16,508)	10,263

Net cash provided by (used in) operating activities	53,266	(183,915)

Cash flows from investing activities
Purchases of property and equipment	(42,477)	(56,730)
Divestiture	--	1,109
Purchases of investment securities	(2,261,276)	(998,097)
Maturities of investment securities	384,926	177,971
Proceeds from sales of investment securities	1,897,174	869,436

Net cash used in investing activities	(21,653)	(6,311)

Cash flows from financing activities
Common stock repurchases	(21,020)	--
Proceeds from swap exchange	31,556	--
Net commercial paper conduit borrowings	--	2,000
Change in book overdraft	(15,346)	(19,478)
Other	6,782	6,984

Net cash provided by (used in) financing activities	1,972	(10,494)

Increase (decrease) in cash and cash equivalents	33,585	(200,720)
Cash and cash equivalents at beginning of period	721,357	651,420

Cash and cash equivalents at end of period	$754,942	$450,700

Supplemental cash flow disclosures:
Interest payments	$398	$7,535
Income tax payments, net	$27,210	$9,084
See accompanying notes to condensed consolidated financial statements.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

       The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the recognition of revenue related to our TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ materially from those estimates. Refer to "Critical Accounting Policies and Estimates" in Humana's 2002 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements.

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

       In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 did not have a material impact on our financial position, results of operations or cash flows.

       Stock-Based Compensation

       We have stock-based employee compensation plans, including stock options and restricted stock awards, which are described more fully in Note 9 to the consolidated financial statements in Humana's 2002 Annual Report on Form 10-K. On August 7, 2003, approximately 3.9 million shares of restricted stock will vest which represents approximately 96% of all restricted shares outstanding.

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
	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share results)
Net income, as reported	$69,276	$45,359	$100,506	$92,129
Add: Restricted stock compensation expense included in reported net income, net of related tax	1,401	1,494	2,804	3,066
Deduct: Total stock-based employee compensation expense determined under fair value based method for all fixed-based options and restricted stock awards, net of related tax	(2,764)	(2,563)	(5,160)	(4,829)

Adjusted net income	$67,913	$44,290	$98,150	$90,366

Earnings per share:
Basic, as reported	$0.44	$0.28	$0.64	$0.56

Basic, pro forma	$0.43	$0.27	$0.62	$0.55

Diluted, as reported	$0.43	$0.27	$0.62	$0.55

Diluted, pro forma	$0.42	$0.26	$0.61	$0.54

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)   Restructuring Charge

       During the fourth quarter of 2002, we finalized a plan to realign our administrative cost structure with the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

       The following table presents a rollforward of the restructuring charge for the year ended December 31, 2002 and the six months ended June 30, 2003:
	Severance

	No. of Employees	Cost	Long-lived Assets	Lease Discontinuance	Total

Year ended December 31, 2002	(dollars in thousands)
Provision	2,600	$32,105	$2,448	$1,324	$35,877
Cash payments	(500)	(910)	--	--	(910)
Non-cash	--	--	(2,448)	--	(2,448)

Balance at December 31, 2002	2,100	31,195	--	1,324	32,519
Six months ended June 30, 2003
Provision	--	--	30,760	--	30,760
Cash payments	(1,410)	(9,323)	--	(455)	(9,778)
Non-cash	--	--	(30,760)	--	(30,760)

Balance at June 30, 2003	690	$21,872	$--	$869	$22,741

       Severance

       During the fourth quarter of 2002, we recorded severance and related employee benefit costs of $32.1 million ($19.6 million after tax) in connection with the customer service center consolidation and an enterprise-wide workforce reduction. Severance costs were estimated based upon the provisions of the Company's existing employee benefit plans and policies. The plan to reduce our administrative cost structure is expected to ultimately affect approximately 2,600 positions throughout the entire organization, including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. As of June 30, 2003, approximately 1,910 positions had been eliminated. We expect the remaining positions to be eliminated by December 31, 2003, with most of the severance being paid in 2003.

       Long-lived Asset Impairment

       Our decision to eliminate three customer service centers prompted a review during the fourth quarter of 2002 for the possible impairment of long-lived assets used in these operations. We continued to use some long-lived assets associated with these customer service center operations until June 2003, the completion date for consolidating these operations.

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

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       We are in the process of selling the buildings previously used in our Jacksonville and San Antonio customer service operations and have classified them as held for sale. The carrying amount of the buildings approximated $27.6 million at June 30, 2003 based on their fair value less estimated costs to sell the buildings. We are no longer depreciating these buildings effective July 1, 2003. The impact of ceasing depreciation of the buildings will not be material to our results of operations.

(4)   Other Intangible Assets

       Other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets on the condensed consolidated balance sheets. Amortization expense for other intangible assets was approximately $6.8 million for the six months ended June 30, 2003, and $7.9 million for the six months ended June 30, 2002. The following table presents our estimate of amortization expense for the remaining six months of 2003, and for each of the five succeeding fiscal years:

(in thousands)

For the six month period ending December 31, 2003	$4,778
For the years ending December 31,:
2004	$9,060
2005	$5,440
2006	$352
2007	$352
2008	$227

       The following table presents details of our other intangible assets at June 30, 2003 and December 31, 2002:
	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

	(in thousands)
Other intangible assets:
Subscriber contracts	$85,496	$71,739	$13,757	$85,496	$68,284	$17,212
Provider contracts	12,128	6,860	5,268	12,128	5,644	6,484
Government contracts	11,820	11,820	--	11,820	9,764	2,056
Licenses and other	5,065	1,268	3,797	5,065	1,161	3,904

Total other intangible assets	$114,509	$91,687	$22,822	$114,509	$84,853	$29,656

(5)   Comprehensive Income

       The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)

Net income	$69,276	$45,359	$100,506	$92,129
Net unrealized investment gains, net of tax	6,582	15,332	7,384	6,965

Comprehensive income, net of tax	$75,858	$60,691	$107,890	$99,094

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

       The following table presents details supporting the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2003 and 2002:
	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share results)
Net income available for common stockholders	$69,276	$45,359	$100,506	$92,129
Weighted average outstanding shares of common stock used to compute basic earnings per common share	157,395	164,853	157,565	164,555
Dilutive effect of:
Stock options	813	1,342	607	1,208
Restricted stock	2,941	2,665	2,810	2,511

Shares used to compute diluted earnings per common share	161,149	168,860	160,982	168,274

Basic earnings per common share	$0.44	$0.28	$0.64	$0.56

Diluted earnings per common share	$0.43	$0.27	$0.62	$0.55

Number of antidilutive stock options excluded from computation	6,033	4,787	6,549	4,988

(7)   Stock Repurchase Plan

       In July 2002, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares. For the six months ended June 30, 2003, we purchased in the open market 2.2 million shares at a cost of $20.8 million, or an average of $9.31 per share. Cumulatively, through June 30, 2003, we purchased in the open market 8.6 million shares at a cost of $94.9 million, or an average of $10.98 per share. In July 2003, the Board of Directors authorized an additional use of up to $100 million for the repurchase of our common shares. The $5.1 million remaining share repurchase under the July 2002 authorization expired with this replacement. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions.

(8)   Guarantees and Contingencies

       Guarantees

       Our 5-year and 7-year airplane operating leases provide for a residual value guarantee of no more than $13.6 million at the end of the lease terms which expire December 29, 2004 for the 5-year leases and January 1, 2010 for the 7-year lease. We have the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. If we decide not to exercise our purchase option at the end of the lease, we must pay the lessor a maximum amount of $8.8 million related to the 5-year leases and $4.8 million related to the 7-year lease. The amount will be reduced by the net sales proceeds of the airplanes to a third party. A $1.7 million

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

gain in connection with a 1999 sale/leaseback transaction is being deferred until the residual value guarantee is resolved at the end of the lease. After considering the current fair value of the airplanes and any deferred gain, we do not believe that we will have any exposure from the residual value guarantee at the end of the lease because we will exercise the purchase obligation, or the net proceeds from the sale of the airplanes will exceed the maximum amount payable to the lessor. During the second quarter of 2003, we terminated one 5-year airplane lease early. The impact of this transaction was not material.

       We have $19.2 million in undrawn letters of credit outstanding at June 30, 2003. Letters of credit totaling $13.7 million have been issued to ensure our payment to a beneficiary for assumed obligations of our wholly owned captive insurance subsidiary related to pre-1993 professional liability risks for which the beneficiary remains directly liable. Other letters of credit totaling $5.5 million were issued to ensure our payment to various beneficiaries for miscellaneous contractual obligations. These letters of credit are required to be renewed automatically on an annual basis unless the beneficiary otherwise notifies us. Over the past 10 years, we have not had to fund any letters of credit.

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

       Government Contracts

       Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. Legislative proposals have recently been passed by both houses under separate bills to add a prescription drug benefit to Medicare and increase private competition for the program. Each proposal is projected to cost approximately $400 billion over ten years and, as proposed, would subsidize prescription medications for beneficiaries beginning in 2006. The two houses must now negotiate their differences in a conference committee. The House version includes upfront Medicare+Choice (M+C) stabilization funding provisions for plans in 2004 and 2005. In addition to improving M+C funding in the short-term, these provisions will improve the benchmark for government payment for PPOs that bid under the new program proposed for 2006. The Senate bill includes some stabilization funds for 2005. There is substantial uncertainty regarding the passage of a final bill and we are unable to predict the provisions of any final bill which would emerge from the Conference Committee or its impact on our financial position, results of operations or cash flows.

       We have extended our current TRICARE contracts with the Department of Defense. The contract for Regions 2 and 5 was extended to April 30, 2004 and the contract for Regions 3 and 4 was extended to June 30, 2004, each subject to a one year renewal at the Government's option. We believe these extensions should continue our contracts until the new TRICARE Next Generation, or T-Nex, transition, described below.

       The Department of Defense announced a plan to consolidate the total number of prime contracts from seven to three under the new T-Nex program. The Department of Defense has stated that a bidder can be awarded only one prime contract, although a bidder would be allowed to secondarily participate in another contract. We submitted a bid in January 2003 to participate as a prime contractor for the South region. Additionally, we partnered with Aetna Government Health Plans, LLC, a subsidiary of Aetna, Inc., to participate as a subcontractor should Aetna Government Health Plans, LLC be awarded the North region. With the January 2003 bid for the South region set to expire on July 28, 2003, we extended the terms of this bid for an additional 30 days at the Department of Defense's request. The bid for the North region was similarly extended. We expect an announcement of the awards by the end of August 2003. However, it is possible that the Department of Defense could request another extension for either or both of these regions. The transition to the new regions is not expected until at least mid to late 2004. In addition, under the new T-Rex program, we submitted a bid in June 2003 to provide retail pharmacy support for all TRICARE beneficiaries. We expect an announcement of this award by the Department of Defense by the end of August 2003, although there is no assurance the Department of Defense will meet that schedule. At this time we are unable to predict whether we will be awarded a contract under any of these bids, or the effective dates of the contracts.

       We currently have Medicaid contracts with the Health Insurance Administration in Puerto Rico through June 30, 2005, subject to each party agreeing upon annual rates. In July 2003, we signed amendments to the Puerto Rico

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Medicaid contracts for the East and Southeast regions of Puerto Rico which extended our contracts until June 30, 2004. Both contracts contain provisions for premium increases. Our other Medicaid contracts in Florida and Illinois generally are annual contracts. As of June 30, 2003, Puerto Rico accounted for approximately 85% of our total Medicaid membership.

       The loss of any of these government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations and cash flows.

Legal Proceedings

       Securities Litigation

       In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, against PCA and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On July 24, 2002, the Court denied the defendants' motion for summary judgement. On May 20, 2003, the Court granted the plaintiffs' motion for class certification. On June 4, 2003, the defendants requested the Court of Appeals for the Eleventh Circuit to grant permission to appeal the class certification order. Thereafter, the parties reached agreement to settle the case for the amount of $10.2 million. The settlement has been reflected in our financial statements as of June 30, 2003. The settlement agreement is subject to notice to the class and approval by the Court. The Company has pursued insurance coverage for this matter from two insurers, each of which has denied coverage. On April 23, 2003, one of the insurers filed a complaint in the United States District Court for the Southern District of Florida seeking, in effect, a declaration of the responsibilities of the two insurers. The Company intends to continue to pursue the insurance proceeds.

       Managed Care Industry Purported Class Action Litigation

       We have been involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, were consolidated in the United States District Court for the Southern District of Florida, and have been styled In re Managed Care Litigation. The cases included separate suits against us and five other managed care companies that purported to have been brought on behalf of members, which have been referred to as the subscriber track cases, and a single action against us and nine other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

       In the subscriber track cases, the plaintiffs sought a recovery under the Racketeer Influenced and Corrupt Organizations Act, or RICO, for all persons who were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also sought to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs did not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claimed that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices.

       On September 26, 2002, the Court denied the plaintiffs' request for class certification. On October 9, 2002, the plaintiffs asked the Court to reconsider its ruling on that issue. The Court denied the motion on November 25, 2002.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Thereafter, we entered into a settlement arrangement with the two named plaintiffs pursuant to which we paid each $8,000. The Court entered an order dismissing the subscriber track cases with prejudice on May 19, 2003.

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

       On September 26, 2002, the Court granted the plaintiffs' request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint. The Court has not yet ruled on that motion.

       Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 30, 2002. The class includes two subclasses. A national subclass consists of medical doctors who provided services to any person insured by a defendant when the doctor has a claim against such defendant and is not required to arbitrate that claim. A California subclass consists of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim. On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. Oral argument has been scheduled before the appellate court on September 11, 2003. The District Court has ruled that discovery can proceed during the pendency of the request to the Eleventh Circuit, and the Eleventh Circuit rejected a request to halt discovery.

       The Court has set a trial date of June 30, 2004. In the meantime, one of the defendants, Aetna Inc., announced on May 22, 2003, that it has entered into a settlement agreement with the plaintiffs. The agreement has been filed with the Court and is subject to approval by the Court.

       Other

       The Academy of Medicine of Cincinnati, the Butler County Medical Society, the Northern Kentucky Medical Society and several physicians have filed antitrust suits in state courts in Ohio and Kentucky against Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross Blue Shield, and United Healthcare of Ohio, Inc., alleging that the defendants have violated the Ohio and Kentucky antitrust laws by conspiring to fix the reimbursement rates paid to physicians in the Greater Cincinnati and Northern Kentucky region. Each suit seeks class certification, damages and injunctive relief. Plaintiffs cite no evidence that any such conspiracy existed, but base their allegations on assertions that physicians in the Greater Cincinnati region are paid less than physicians in other major cities in Ohio and Kentucky.

       The state courts in Ohio and Kentucky each have denied motions by the defendants to compel arbitration or alternatively to dismiss. Defendants have filed notices of appeal with respect to the orders denying arbitration. The Ohio court has agreed to stay proceedings pending resolution of the appeal. The Kentucky court granted a similar request with respect to the physician plaintiffs who are subject to arbitration agreements, but denied the requested stay with respect to the association plaintiffs and any physician plaintiffs whose contracts do not contain arbitration provisions. The plaintiffs have filed motions to certify a class in each case. The purported classes allegedly consist

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of all physicians who have practiced medicine at any time since January 1, 1992, in a four county region in Southwestern Ohio or a three county region in Northern Kentucky.

       We intend to continue to defend these actions vigorously.

       Government Audits and Other Litigation and Proceedings

       In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the managed care industry purported class action litigation described above. On September 21, 2001, the Texas Attorney General initiated a similar investigation. No actions have been filed against us by either state. These investigations are ongoing, and we have cooperated with the regulators in both states.

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

       We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various other provider arrangements, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims.

       In addition, some courts recently have issued decisions which could have the effect of eroding the scope of ERISA preemption for employer-sponsored health plans, thereby exposing us to greater liability for medical negligence claims. This includes decisions which hold that plans may be liable for medical negligence claims in some situations based solely on medical necessity decisions made in the course of adjudicating claims. In addition, some courts have issued rulings which make it easier to hold plans liable for medical negligence on the part of network providers on the theory that providers are agents of the plans and that the plans are therefore vicariously liable for the injuries to members by providers.

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

       We do not believe that any pending or threatened legal actions against us or any pending or threatened audits or investigations by state or federal regulatory agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the increased litigation, which has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions and government audits and investigations could have a material adverse effect on our financial position, results of operations and cash flows.

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Our segment results for the three and six months ended June 30, 2003 and 2002 are as follows:

	Commercial Segment

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenues:
Premiums:
Fully insured
HMO	$728,458	$643,852	$1,464,048	$1,279,669
PPO	823,161	709,421	1,624,524	1,416,865

Total fully insured	1,551,619	1,353,273	3,088,572	2,696,534
Specialty	78,935	83,814	157,538	166,541

Total premiums	1,630,554	1,437,087	3,246,110	2,863,075
Administrative services fees	30,356	25,576	59,946	50,723
Investment and other income	36,898	18,236	58,751	36,551

Total revenues	1,697,808	1,480,899	3,364,807	2,950,349

Operating expenses:
Medical	1,353,484	1,205,997	2,667,064	2,373,521
Selling, general and administrative	279,718	239,349	555,755	494,954
Depreciation and amortization	17,744	17,463	36,972	34,630
Restructuring charge	--	--	17,852	--

Total operating expenses	1,650,946	1,462,809	3,277,643	2,903,105

Income from operations	46,862	18,090	87,164	47,244
Interest expense	3,105	3,197	6,168	6,256

Income before income taxes	$43,757	$14,893	$80,996	$40,988

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Government Segment

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$630,432	$662,480	$1,266,274	$1,334,666
TRICARE	536,414	530,938	1,006,735	963,323
Medicaid	116,005	113,234	237,235	224,487

Total premiums	1,282,851	1,306,652	2,510,244	2,522,476
Administrative services fees	41,312	38,255	72,858	78,121
Investment and other income	7,987	6,134	13,765	13,576

Total revenues	1,332,150	1,351,041	2,596,867	2,614,173

Operating expenses:
Medical	1,091,493	1,110,191	2,149,347	2,137,206
Selling, general and administrative	168,819	175,084	339,827	354,543
Depreciation and amortization	10,709	12,774	22,621	25,403
Restructuring charge	--	--	12,908	--

Total operating expenses	1,271,021	1,298,049	2,524,703	2,517,152

Income from operations	61,129	52,992	72,164	97,021
Interest expense	696	1,180	1,568	2,525

Income before income taxes	$60,433	$51,812	$70,596	$94,496

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10)   Debt

       The following table presents our short-term and long-term debt outstanding at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$265,000	$265,000

Long-term debt:
Senior notes	$299,552	$299,479
Fair value of swap	(1,136)	34,889
Deferred gain from swap exchange	30,959	--

Total senior notes	329,375	334,368
Other long-term borrowings	5,235	5,545

Total long-term debt	$334,610	$339,913

       Senior Notes

       The $300 million 71/4% senior, unsecured notes are due August 1, 2006.

       The 71/4% senior notes were issued with original issue discount. The principal amount outstanding on the 71/4% senior notes is $300 million. The $299.6 million amount shown reflects the remaining original discount to be expensed over the life of the 71/4% senior notes.

       In order to hedge the risk of changes in the fair value of our $300 million 71/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements are estimated based on quoted market prices of comparable agreements and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

       Our interest rate swap agreements exchange the 71/4% fixed interest rate under our senior notes for a variable interest rate, which was 6.23% at June 30, 2003. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes.

       In June 2003, we realized a deferred gain and proceeds of $31.6 million in exchange for new swap agreements having current market terms. The new swap agreements have the same critical terms as our senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the senior notes. The carrying value of our senior notes has been increased $31.0 million by the remaining deferred swap gain balance at June 30, 2003.

       At June 30, 2003, the $1.1 million fair value of our swap agreements is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been decreased $1.1 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

       Credit Agreements

       We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. A one year term out option converts the outstanding borrowings, if any, under the credit agreement to a one year term loan upon

Humana Inc. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

expiration. The 4-year revolving credit agreement expires in October 2005. In October 2002, we renewed the 364-day revolving credit agreement which expires in October 2003, unless extended.

       There were no balances outstanding under either agreement at June 30, 2003. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

       These credit agreements , and the agreement relating to the conduit commerical paper program described below, contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. At June 30, 2003, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

       Commercial Paper Programs

       We maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. At June 30, 2003, we had $265 million of conduit commercial paper borrowings outstanding and the weighted average interest rate on these conduit commercial paper borrowings was 1.48%. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

       We also maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Under the terms of our credit agreements, aggregate borrowings under both the credit agreements and commercial paper program cannot exceed $530 million.

       Other Borrowings

       Other borrowings of $5.2 million at June 30, 2003 represent financing for the renovation of a building, bear interest at 2%, are secured by the building and are payable in various installments through 2014.

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

       Introduction

       Headquartered in Louisville, Kentucky, Humana is one of the nation's largest publicly traded health benefits companies, based on our 2002 revenues of $11.3 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of June 30, 2003, we had approximately 6.6 million members in our medical insurance programs, as well as approximately 1.6 million members in our specialty products programs.

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

       Restructuring Charge

       During the fourth quarter of 2002, we finalized a plan to realign our administrative cost structure with the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

       The following table presents a rollforward of the restructuring charge for the year ended December 31, 2002 and the six months ended June 30, 2003:
	Severance

	No. of Employees	Cost	Long-lived Assets	Lease Discontinuance	Total

Year ended December 31, 2002	(dollars in thousands)
Provision	2,600	$32,105	$2,448	$1,324	$35,877
Cash payments	(500)	(910)	--	--	(910)
Non-cash	--	--	(2,448)	--	(2,448)

Balance at December 31, 2002	2,100	31,195	--	1,324	32,519
Six months ended June 30, 2003
Provision	--	--	30,760	--	30,760
Cash payments	(1,410)	(9,323)	--	(455)	(9,778)
Non-cash	--	--	(30,760)	--	(30,760)

Balance at June 30, 2003	690	$21,872	$--	$869	$22,741

       Severance

       During the fourth quarter of 2002, we recorded severance and related employee benefit costs of $32.1 million ($19.6 million after tax) in connection with the customer service center consolidation and an enterprise-wide workforce reduction. Severance costs were estimated based upon the provisions of the Company's existing employee benefit plans and policies. The plan to reduce our administrative cost structure is expected to ultimately affect approximately 2,600 positions throughout the entire organization, including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. As of June 30, 2003, approximately 1,910 positions had been eliminated. We expect the remaining positions to be eliminated by December 31, 2003, with most of the severance being paid in 2003.

       Long-lived Asset Impairment

       Our decision to eliminate three customer service centers prompted a review during the fourth quarter of 2002 for the possible impairment of long-lived assets used in these operations. We continued to use some long-lived assets associated with these customer service center operations until June 2003, the completion date for consolidating these operations.

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

       We are in the process of selling the buildings previously used in our Jacksonville and San Antonio customer service operations and have classified them as held for sale. The carrying amount of the buildings approximated $27.6 million at June 30, 2003 based on their fair value less estimated costs to sell the buildings. We are no longer depreciating these buildings effective July 1, 2003. The impact of ceasing depreciation of the buildings will not be material to our results of operations.

Comparison of Results of Operations

       The following table presents certain consolidated financial data for our two segments for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,551,619	$1,353,273	$3,088,572	$2,696,534
Specialty	78,935	83,814	157,538	166,541

Total Commercial	1,630,554	1,437,087	3,246,110	2,863,075

Medicare+Choice	630,432	662,480	1,266,274	1,334,666
TRICARE	536,414	530,938	1,006,735	963,323
Medicaid	116,005	113,234	237,235	224,487

Total Government	1,282,851	1,306,652	2,510,244	2,522,476

Total	$2,913,405	$2,743,739	$5,756,354	$5,385,551

Administrative services fees:
Commercial	$30,356	$25,576	$59,946	$50,723
Government	41,312	38,255	72,858	78,121

Total	$71,668	$63,831	$132,804	$128,844

Medical expense ratios:
Commercial	83.0%	83.9%	82.2%	82.9%
Government	85.1%	85.0%	85.6%	84.7%

Total	83.9%	84.4%	83.7%	83.8%

SG&A expense ratios:
Commercial	16.8%	16.4%	16.8%	17.0%
Government	12.7%	13.0%	13.2%	13.6%

Total	15.0%	14.8%	15.2%	15.4%

Income before income taxes:
Commercial	$43,757	$14,893	$80,996	$40,988
Government	60,433	51,812	70,596	94,496

Total	$104,190	$66,705	$151,592	$135,484

       The following table presents a comparison of our medical membership at June 30, 2003 and 2002:
	June 30,		Change

	2003	2002	Members	Percentage

Commercial segment medical members:
Fully insured	2,350,400	2,319,600	30,800	1.3%
ASO	670,300	627,500	42,800	6.8%

Total Commercial	3,020,700	2,947,100	73,600	2.5%

Government segment medical members:
Medicare+Choice	324,200	354,100	(29,900)	(8.4)%
Medicaid	492,700	487,900	4,800	1.0%
TRICARE	1,750,800	1,761,000	(10,200)	(0.6)%
TRICARE ASO	1,052,500	1,021,900	30,600	3.0%

Total Government	3,620,200	3,624,900	(4,700)	(0.1)%

Total medical membership	6,640,900	6,572,000	68,900	1.0%

       The following discussion deals with our results of operations for the three months ended June 30, 2003, or the 2003 quarter, and the three months ended June 30, 2002, or the 2002 quarter, as well as the six months ended June 30, 2003, or the 2003 period, and the six months ended June 30, 2002, or the 2002 period.

       Overview

       Net income was $69.3 million, or $0.43 per diluted share in the 2003 quarter compared to $45.4 million, or $0.27 per diluted share in the 2002 quarter. Net income was $100.5 million, or $0.62 per diluted share in the 2003 period compared to $92.1 million, or $0.55 per diluted share in the 2002 period. Included in net income for the 2003 quarter and period was a $10.1 million after tax gain, or $0.06 per diluted share, from the sale of an interest in a privately held venture capital investment. As previously discussed, the 2003 period also included an $18.8 million after tax, or $0.12 per diluted share, non-cash, restructuring charge.

       Premium Revenues and Medical Membership

       Premium revenues increased 6.2% to $2.91 billion for the 2003 quarter, compared to $2.74 billion for the 2002 quarter. For the 2003 period, premium revenues were $5.76 billion, an increase of 6.9% compared to $5.39 billion for the 2002 period. Higher premium revenues resulted primarily from increasing fully insured commercial premium yields. Premium yield represents the percentage increase in the average premium per member over the comparable period in the prior year. Items impacting premium yield include changes in premium rates, changes in government reimbursement rates, changes in the geographic mix of membership, and changes in the mix of benefit plans selected by our membership.

       Commercial segment premium revenues increased 13.5% to $1.63 billion for the 2003 quarter, compared to $1.44 billion for the 2002 quarter. For the 2003 period, commercial segment premium revenues were $3.25 billion, an increase of 13.4% compared to $2.86 billion for the 2002 period. These increases resulted from higher premium yields on our fully insured commercial business, which were in the 13% to 15% range, and slightly higher membership levels. Our fully insured commercial medical membership increased 1.3%, or 30,800 members, to 2,350,400 at June 30, 2003 compared to 2,319,600 at June 30, 2002.

       We expect Commercial fully insured and ASO medical membership to achieve a combined increase for all of 2003 in the range of 2% to 3%. We also expect Commercial fully insured premium yields to continue in the 13% to 15% range for 2003.

       Government segment premium revenues decreased 1.8% to $1.28 billion for the 2003 quarter, compared to $1.31 billion for the 2002 quarter. For the 2003 period, government segment premium revenues were $2.51 billion, a decrease of 0.5% compared to $2.52 billion for the 2002 period. These decreases were primarily attributable to a reduction in our Medicare+Choice membership, partially offset by increases in our TRICARE and, to a lesser extent, our Medicaid businesses. Medicare+Choice membership was 324,200 at June 30, 2003, compared to 354,100 at June 30, 2002, a decline of 29,900 members, or 8.4%. This decline was due to our exit of various counties on January 1, 2003, as well as attrition of some members leaving our plans in certain markets as a result of new benefit designs. Premium yield on our Medicare+Choice business was in the 4% to 6% range. We expect Medicare+Choice premium yield to continue in the 4% to 6% range for 2003 with membership falling to between 310,000 to 320,000 by December 31, 2003. TRICARE premium revenues grew primarily as a result of the annual increase in our contractually determined base revenues.

       Administrative Services Fees

       Our administrative services fees for the 2003 quarter were $71.7 million, an increase of $7.9 million, or 12.3%, from $63.8 million for the 2002 quarter. For the 2003 period, our administrative services fees were $132.8 million, an increase of $4.0 million, or 3.1%, compared to the 2002 period. For the Commercial segment, administrative services fees increased $4.8 million, or 18.7%, from $25.6 million for the 2002 quarter to $30.4 million for the 2003 quarter, and increased $9.2 million, or 18.2%, from $50.7 million to $59.9 million when comparing the 2003 period with the 2002 period. These increases reflect a higher average fee per member and growth in ASO membership of 6.8%, which was 670,300 members at June 30, 2003, compared to 627,500 members at June 30, 2002. Administrative services fees for the Government segment increased $3.1 million, or 8.0%, when comparing the 2003 quarter with the 2002 quarter, and decreased $5.3 million, or 6.7%, when comparing the 2003 period with the 2002 period. The changes in Government segment administrative services fees primarily were due to the timing of contractual adjustments related to TRICARE for Life, a program for seniors where we provide medical benefit administrative services.

       Investment and Other Income

       Investment and other income totaled $44.9 million for the 2003 quarter, an increase of $20.5 million from $24.4 million for the 2002 quarter. For the 2003 period, investment and other income totaled $72.5 million, an increase of $22.4 million from $50.1 million for the 2002 period. This increase in the 2003 quarter and period primarily resulted from an increase in capital gains consisting primarily of the $15.2 million pretax gain from the sale of an interest in a privately held venture capital investment.

       Medical Expense

       The medical expense ratio, or MER, is computed by taking total medical expenses as a percentage of premium revenues. MER for the 2003 quarter was 83.9%, decreasing 50 basis points from the 2002 quarter of 84.4%. For the 2003 period, our medical expense ratio was 83.7%, decreasing 10 basis points from the 2002 period of 83.8%.

       The Commercial segment's MER for the 2003 quarter was 83.0%, decreasing 90 basis points from the 2002 quarter of 83.9%, and a decrease of 70 basis points from 82.9% to 82.2% was experienced comparing the 2003 period with the 2002 period. The level of improvement in both the 2003 quarter and period was achieved even with a slight shift to more large group fully insured membership, which traditionally experience a higher medical expense ratio and lower selling, general and administrative expense ratio than small group membership. Large group commercial membership represented 65% of our fully insured commercial membership at June 30, 2003 compared to 64% at June 30, 2002. The improvement in MER primarily resulted from pricing discipline and attrition of groups with a high medical expense ratio. Pricing discipline produces the delivery of premium rate increases commensurate with underlying claims costs to ensure margins.

       The Government segment's 85.1% MER for the 2003 quarter was comparable to the 2002 quarter, increasing 10 basis points compared to 85.0% in the 2002 quarter. For the 2003 period, the ratio was 85.6%, increasing 90 basis points when compared to the 2002 period of 84.7%. The 2003 period MER increase was due to TRICARE. Our MER for TRICARE for that period was higher than the prior year period due primarily to increases in utilization of services. The increase in utilization was largely attributable to decreases in the availability of lower-cost military treatment facilities resulting from activity and deployments surrounding the military conflicts in the Middle East.

       SG&A Expense

       Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2003 quarter was 15.0%, increasing 20 basis points from the 2002 quarter of 14.8%. For the 2003 period, the SG&A expense ratio was 15.2%, decreasing 20 basis points when compared to the 2002 period of 15.4%. As indicated in the preceding table, the SG&A expense ratio for the Commercial segment increased 40 basis points from 16.4% to 16.8% while the Government segment decreased 30 basis points from 13.0% to 12.7% for the 2003 quarter versus the 2002 quarter. For the 2003 period compared to the 2002 period, the Commercial SG&A expense ratio decreased 20 basis points from 17.0% to 16.8% while the Government SG&A expense ratio decreased 40 basis points from 13.6% to 13.2%.

       The Commercial SG&A expense ratio of 16.8% for the 2003 quarter and period includes temporary, redundant personnel costs during the training and transition period of our service center operations in Jacksonville, Florida, San Antonio, Texas, and Madison, Wisconsin. The service center consolidations were completed during the 2003 quarter. Also included during the 2003 quarter and period are advertising and marketing costs associated with our new commercial branding campaign, which were not incurred in the prior year and will decline during the remainder of 2003. Accordingly, we expect our commercial SG&A expense ratio to decline during the second half of 2003, resulting in a ratio of 16.3% to 16.5% for the full year 2003.

       The Government SG&A ratio of 12.7% for the 2003 quarter and 13.2% for the 2003 period represented declines of 30 basis points and 40 basis points respectively, versus the prior year, as a result of administrative spending growing at a slower pace than premium revenues and administrative services fees. We expect the Government SG&A expense ratio for the full 2003 year to remain close to the 13.2% experienced for the 2003 period.

       Depreciation and amortization for the 2003 quarter totaled $28.5 million compared to $30.2 million for the 2002 quarter, a decrease of $1.7 million, or 5.9%. For the 2003 period, depreciation and amortization totaled $59.6 million compared to $60.0 million for the 2002 period, a decrease of $0.4 million, or 0.7%. These decreases primarily were due to lower other intangible amortization as costs associated with an acquired government contract became fully amortized in the 2003 quarter.

       Interest Expense

       Interest expense was $3.8 million for the 2003 quarter, compared to $4.4 million for the 2002 quarter, a decrease of $0.6 million, or 13.2%. For the 2003 period, interest expense was $7.7 million, compared to $8.8 million for the 2002 period, a decrease of $1.1 million, or 11.9%. These decreases primarily resulted from lower interest rates.

       Income Taxes

       Our effective tax rate for the 2003 quarter and period was approximately 34% compared to 32% for the 2002 quarter and period. The higher effective tax rate in the 2003 quarter and period resulted primarily from a lower proportion of tax-exempt investment income to pretax income.

       Membership

       The following table presents our medical and specialty membership at June 30, 2003, March 31, 2003, and at the end of each quarter in 2002:
	2003		2002

	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Medical Membership:
Commercial segment:
Fully insured	2,350,400	2,348,800	2,340,300	2,323,600	2,319,600	2,332,400
ASO	670,300	654,600	652,200	658,600	627,500	621,800

Total Commercial	3,020,700	3,003,400	2,992,500	2,982,200	2,947,100	2,954,200

Government segment:
Medicare+Choice	324,200	327,100	344,100	349,000	354,100	363,700
Medicaid	492,700	491,400	506,000	506,100	487,900	476,800
TRICARE	1,750,800	1,752,500	1,755,800	1,755,700	1,761,000	1,742,300
TRICARE ASO	1,052,500	1,050,800	1,048,700	1,038,400	1,021,900	997,900

Total Government	3,620,200	3,621,800	3,654,600	3,649,200	3,624,900	3,580,700

Total medical members	6,640,900	6,625,200	6,647,100	6,631,400	6,572,000	6,534,900

Specialty Membership:
Commercial segment	1,642,000	1,650,100	1,640,000	1,629,400	1,638,200	1,659,300

Liquidity

       Cash flows provided by operating activities of $53.3 million for the 2003 period improved from cash flows used in operating activities of $183.9 million for the 2002 period by $237.2 million. This increase primarily was attributable to an improvement in earnings and collections of receivables primarily associated with our TRICARE business.

       The timing of Medicare+Choice premium receipts significantly impacts cash flows from operations. This timing resulted in only five monthly Medicare+Choice premium receipts during the 2003 and 2002 periods rather than a normal six. The Medicare+Choice premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we receive this payment at the end of the previous month. This receipt is significant, the timing of which causes material fluctuation in operating cash flows. The Medicare+Choice premium receipts for January 2003 of $205.8 million and for January 2002 of $216.6 million were received early in December 2002 and December 2001, respectively, because January 1 is always a holiday.

       Medical and other expenses payable increased $145.2 million from $1,142.1 million at December 31, 2002 to $1,287.4 million at June 30, 2003 primarily due to higher medical claims trend and membership levels.

       Total net premium and ASO receivables increased $22.6 million, or 5.4%, from $416.9 million at December 31, 2002 to $439.5 million at June 30, 2003, as presented in the following table:
	June 30,	December 31,	Change

	2003	2002	Dollars	Percentage

	(in thousands)
TRICARE:
Base receivable	$234,053	$197,544	$36,509	18.5%
Bid price adjustments (BPAs)	53,663	104,044	(50,381)	(48.4)%
Change orders	21,733	57,630	(35,897)	(62.3)%

	309,449	359,218	(49,769)	(13.9)%
Less: long-term portion of BPAs	--	(86,471)	86,471	100.0%

TRICARE subtotal	309,449	272,747	36,702	13.5%

Commercial	163,016	174,309	(11,293)	(6.5)%
Allowance for doubtful accounts	(32,956)	(30,178)	(2,778)	(9.2)%

Total net receivables	$439,509	$416,878	$22,631	5.4%

       TRICARE base receivables are collected monthly in the ordinary course of business. The timing of BPA collections occurs at contractually specified intervals, typically in excess of 6 months after the end of a contract year. At December 31, 2002, we classified $86.5 million of the BPA receivables associated with our Regions 3 and 4 TRICARE contract as long-term because the federal government was not contractually obligated to pay us the amounts until January 2004. As of June 30, 2003, since the receivable was due within 12 months, these amounts were classified into current assets and included with premium receivables at June 30, 2003. We also had a net BPA amount, payable within one year under the Regions 3 and 4 contract, of $23.3 million at December 31, 2002, which required classification in trade accounts payable and accrued expenses in our consolidated balance sheet. As of June 30, 2003, we had a net BPA receivable, rather than payable, under the Regions 3 and 4 contract. Thus, excluding the impact of changes in balance sheet classifications, TRICARE receivables decreased $26.5 million and total receivables decreased $40.6 million. Collections of BPA and change order receivables during the 2003 period contributed to the reduction. We are projecting our TRICARE receivables to remain in the $300 million to $325 million range for the remainder of 2003.

       Capital Expenditures

       Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Total capital expenditures were $42.5 million for the 2003 period, compared to $56.7 million for the 2002 period. We expect our total capital expenditures for the full 2003 year to be approximately $95 million, most of which will be used for our technology initiatives and improvement of administrative facilities.

       Stock Repurchase Plan

       In July 2002, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares. For the six months ended June 30, 2003, we purchased in the open market 2.2 million shares at a cost of $20.8 million, or an average of $9.31 per share. Cumulatively, through June 30, 2003, we purchased in the open market 8.6 million shares at a cost of $94.9 million, or an average of $10.98 per share. In July 2003, the Board of Directors authorized an additional use of up to $100 million for the repurchase of our common shares. The $5.1 million remaining share repurchase under the July 2002 authorization expired with this replacement. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions.

       Debt

       The following table presents our short-term and long-term debt outstanding at June 30, 2003 and December 31, 2002:
	June 30,	December 31,
	2003	2002

	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$265,000	$265,000

Long-term debt:
Senior notes	$299,552	$299,479
Fair value of swap	(1,136)	34,889
Deferred gain from swap exchange	30,959	--

Total senior notes	329,375	334,368
Other long-term borrowings	5,235	5,545

Total long-term debt	$334,610	$339,913

       Senior Notes

       The $300 million 71/4% senior, unsecured notes are due August 1, 2006.

       The 71/4% senior notes were issued with original issue discount. The principal amount outstanding on the 71/4% senior notes is $300 million. The $299.6 million amount shown reflects the remaining original discount to be expensed over the life of the 71/4% senior notes.

       In order to hedge the risk of changes in the fair value of our $300 million 71/4% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Changes in the fair value of the 71/4% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our swap agreements are estimated based on quoted market prices of comparable agreements and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

       Our interest rate swap agreements exchange the 71/4% fixed interest rate under our senior notes for a variable interest rate, which was 6.23% at June 30, 2003. The $300 million swap agreements mature on August 1, 2006, and have the same critical terms as our senior notes.

       In June 2003, we realized a deferred gain and proceeds of $31.6 million in exchange for new swap agreements having current market terms. The new swap agreements have the same critical terms as our senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the senior notes. The carrying value of our senior notes has been increased $31.0 million by the remaining deferred swap gain balance at June 30, 2003.

       At June 30, 2003, the $1.1 million fair value of our swap agreements is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been decreased $1.1 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

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

       There were no balances outstanding under either agreement at June 30, 2003. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

       These credit agreements, and the agreement relating to the conduit commercial paper program described below, contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. At June 30, 2003, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

       Commercial Paper Programs

       We maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. At June 30, 2003, we had $265 million of conduit commercial paper borrowings outstanding and the weighted average interest rate on these conduit commercial paper borrowings was 1.48%. The carrying value of these borrowings approximates fair value as the interest rate on the borrowings varies at market rates.

       We also maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Under the terms of our credit agreements, aggregate borrowings under both the credit agreements and commercial paper program cannot exceed $530 million.

       Other Borrowings

       Other borrowings of $5.2 million at June 30, 2003 represent financing for the renovation of a building, bear interest at 2%, are secured by the building and are payable in various installments through 2014.

       Shelf Registration

       On April 1, 2003, our universal shelf registration became effective with the SEC. This allows us to register debt or equity securities, from time to time, up to a total of $600 million, with the amount, price and terms to be determined at the time of the sale. The universal shelf registration allows us to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

       Regulatory Requirements

       Certain of our subsidiaries operate in states that regulate the payment of dividends, loans or other cash transfers to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. During the 2003 period, dividends of $121.0 million were paid to Humana Inc. by these subsidiaries.

       As of June 30, 2003, we maintained aggregate statutory capital and surplus of an estimated $1,044.4 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $602.9 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity's solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at June 30, 2003, each of our subsidiaries would be in compliance, and we would have an estimated $372.8 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

       One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at June 30, 2003.

       Future Liquidity Needs

       We believe that funds from future operating cash flows and funds available under our credit agreements and commercial paper program are sufficient to meet future liquidity needs. We also believe these sources of funds together with the ability to issue securities under the shelf registration statement are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

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

       Our future performance depends in large part upon our management team's ability to execute our strategy to position the company for the future. This strategy includes the growth of our Commercial segment business, introduction of new products and benefit designs, the successful implementation of our e-business initiatives and the selection and adoption of new technologies. We believe that the adoption of new technologies will contribute toward a reduction in administrative costs as we more closely align our workforce with our membership. Additionally, we have consolidated our service centers and their related systems as part of our operational initiatives. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the company for future growth. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

       If we fail to continue to properly maintain the integrity of our data or to strategically implement new information systems, our business could be materially adversely affected.

       Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our past acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. For example, the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires changes to our current systems.

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

       We and some of our competitors in the health benefits business are defendants in a number of purported class action lawsuits. These include an action against us and nine of our competitors that purports to be brought on behalf of health care providers. This suit alleges breaches of federal statutes, including ERISA and RICO.

       In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

  claims relating to the methodologies for calculating premiums;
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

       A description of material legal actions in which we are currently involved is included under "Legal Proceedings" of Item 1 in Part II. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions, including some that may erode protections under the Employee Retirement Income Security Act, or ERISA, and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

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
  the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. We have extended our current TRICARE contracts with the Department of Defense. The contract for Regions 2 and 5 was extended to April 30, 2004 and the contract for Regions 3 and 4 was extended to June 30, 2004, each subject to a one year renewal at the Government's option. We believe these extensions should continue our contracts until the new TRICARE Next Generation, or T-Nex. If we are the successful bidder on the South region under T-Nex, we do not expect a material change to our consolidated financial position, results of operations, or cash flows, although TRICARE profits could decline slightly. TRICARE membership would not materially change from current levels. TRICARE revenues and expenses would decline by approximately 20% as a result of certain benefits, e.g. pharmacy, which are included under our current contract, being excluded and under separate T-Nex contracts in the future. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. The loss of our current TRICARE contracts, or an unsuccessful bid for the South region under T-Nex would have a material adverse effect on our financial position, results of operations and cash flows;
  at June 30, 2003, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 226,800 members in Florida. This contract accounted for approximately 15% of our total premiums and ASO fees for the six months ended June 30, 2003. The loss of this and other CMS contracts or significant changes in the Medicare+Choice program as a result of legislative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;
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

       Legislative proposals have recently been passed by both houses under separate bills to add a prescription drug benefit to Medicare and increase private competition for the program. Each proposal is projected to cost approximately $400 billion over ten years and, as proposed, would subsidize prescription medications for beneficiaries beginning in 2006. The two houses must now negotiate their differences in a conference committee. The House version includes upfront Medicare+Choice (M+C) stabilization funding provisions for plans in 2004 and 2005. In addition to improving M+C funding in the short-term, these provisions will improve the benchmark for government payment for PPOs that bid under the new program proposed for 2006. The Senate bill includes some stabilization funds for 2005. There is substantial uncertainty regarding the passage of a final bill and we are unable to predict the provisions of any final bill which would emerge from the Conference Committee or its impact on our financial position, results of operations or cash flows.

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

       Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., the parent company. These subsidiaries generally are regulated by state Departments of Insurance. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. In addition, we normally notify the state Departments of Insurance prior to making payments that do not require approval. We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain assets at least equivalent to its current liabilities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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
Item 4. Controls and Procedures

       We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls over financial reporting for the quarter ended June 30, 2003.

       The company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures including our internal controls over financial reporting will prevent all error and all fraud. However, they have been designed to give reasonable assurance about the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Control system limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

       Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures including our internal controls over financial reporting are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls over financial reporting or in other factors that are reasonably likely to affect those controls over financial reporting during the Company's quarter ended June 30, 2003.

Part II. Other Information

Item 1: Legal Proceedings

       Securities Litigation

       In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, against PCA and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA's workers' compensation business. On July 24, 2002, the Court denied the defendants' motion for summary judgement. On May 20, 2003, the Court granted the plaintiffs' motion for class certification. On June 4, 2003, the defendants requested the Court of Appeals for the Eleventh Circuit to grant permission to appeal the class certification order. Thereafter, the parties reached agreement to settle the case for the amount of $10.2 million. The settlement has been reflected in our financial statements as of June 30, 2003. The settlement agreement is subject to notice to the class and approval by the Court. The Company has pursued insurance coverage for this matter from two insurers, each of which has denied coverage. On April 23, 2003, one of the insurers filed a complaint in the United States District Court for the Southern District of Florida seeking, in effect, a declaration of the responsibilities of the two insurers. The Company intends to continue to pursue the insurance proceeds.

       Managed Care Industry Purported Class Action Litigation

       We have been involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. As a result of action by the Judicial Panel on Multi District Litigation, most of the cases against us, as well as similar cases against other companies in the industry, were consolidated in the United States District Court for the Southern District of Florida, and have been styled In re Managed Care Litigation. The cases included separate suits against us and five other managed care companies that purported to have been brought on behalf of members, which have been referred to as the subscriber track cases, and a single action against us and nine other companies that purports to have been brought on behalf of providers, which is referred to as the provider track case.

       In the subscriber track cases, the plaintiffs sought a recovery under the Racketeer Influenced and Corrupt Organizations Act, or RICO, for all persons who were subscribers at any time during the four-year period prior to the filing of the complaints. Plaintiffs also sought to represent a subclass of policyholders who purchased insurance through their employers' health benefit plans governed by ERISA, and who were subscribers at any time during the six-year period prior to the filing of the complaints. The complaints allege, among other things, that we intentionally concealed from members certain information concerning the way in which we conduct business, including the methods by which we pay providers. The plaintiffs did not allege that any of the purported practices resulted in denial of any claim for a particular benefit, but instead, claimed that we provided the purported class with health insurance benefits of lesser value than promised. The complaints also allege an industry-wide conspiracy to engage in the various alleged improper practices.

       On September 26, 2002, the Court denied the plaintiffs' request for class certification. On October 9, 2002, the plaintiffs asked the Court to reconsider its ruling on that issue. The Court denied the motion on November 25, 2002. Thereafter, we entered into a settlement arrangement with the two named plaintiffs pursuant to which we paid each $8,000. The Court entered an order dismissing the subscriber track cases with prejudice on May 19, 2003.

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

       On September 26, 2002, the Court granted the plaintiffs' request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint. The Court has not yet ruled on that motion.

       Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 30, 2002. The class includes two subclasses. A national subclass consists of medical doctors who provided services to any person insured by a defendant when the doctor has a claim against such defendant and is not required to arbitrate that claim. A California subclass consists of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim. On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. Oral argument has been scheduled before the appellate court on September 11, 2003. The District Court has ruled that discovery can proceed during the pendency of the request to the Eleventh Circuit, and the Eleventh Circuit rejected a request to halt discovery.

       The Court has set a trial date of June 30, 2004. In the meantime, one of the defendants, Aetna Inc., announced on May 22, 2003, that it has entered into a settlement agreement with the plaintiffs. The agreement has been filed with the Court and is subject to approval by the Court.

       Other

       The Academy of Medicine of Cincinnati, the Butler County Medical Society, the Northern Kentucky Medical Society and several physicians have filed antitrust suits in state courts in Ohio and Kentucky against Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross Blue Shield, and United Healthcare of Ohio, Inc., alleging that the defendants have violated the Ohio and Kentucky antitrust laws by conspiring to fix the reimbursement rates paid to physicians in the Greater Cincinnati and Northern Kentucky region. Each suit seeks class certification, damages and injunctive relief. Plaintiffs cite no evidence that any such conspiracy existed, but base their allegations on assertions that physicians in the Greater Cincinnati region are paid less than physicians in other major cities in Ohio and Kentucky.

       The state courts in Ohio and Kentucky each have denied motions by the defendants to compel arbitration or alternatively to dismiss. Defendants have filed notices of appeal with respect to the orders denying arbitration. The Ohio court has agreed to stay proceedings pending resolution of the appeal. The Kentucky court granted a similar request with respect to the physician plaintiffs who are subject to arbitration agreements, but denied the requested stay with respect to the association plaintiffs and any physician plaintiffs whose contracts do not contain arbitration provisions. Defendants requested a stay from the Kentucky Court of Appeals pending appeal of the arbitration issue. The Court of Appeals denied the stay, and discovery has begun in the Kentucky action. The plaintiffs have filed motions to certify a class in each case. The purported classes allegedly consist of all physicians who have practiced medicine at any time since January 1, 1992, in a four county region in Southwestern Ohio or a three county region in Northern Kentucky.

       We intend to continue to defend these actions vigorously.

       Government Audits and Other Litigation and Proceedings

       In July 2000, the Office of the Florida Attorney General initiated an investigation, apparently relating to some of the same matters that are involved in the managed care industry purported class action litigation described above. On September 21, 2001, the Texas Attorney General initiated a similar investigation. No actions have been filed against us by either state. These investigations are ongoing, and we have cooperated with the regulators in both states.

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

       We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, nonacceptance or termination of providers, failure to disclose network discounts and various other provider arrangements, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims.

       In addition, some courts recently have issued decisions which could have the effect of eroding the scope of ERISA preemption for employer-sponsored health plans, thereby exposing us to greater liability for medical negligence claims. This includes decisions which hold that plans may be liable for medical negligence claims in some situations based solely on medical necessity decisions made in the course of adjudicating claims. In addition, some courts have issued rulings which make it easier to hold plans liable for medical negligence on the part of network providers on the theory that providers are agents of the plans and that the plans are therefore vicariously liable for the injuries to members by providers.

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

       We do not believe that any pending or threatened legal actions against us or any pending or threatened audits or investigations by state or federal regulatory agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the increased litigation, which has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions and governments audits and investigations could have a material adverse effect on our financial position, results of operations and cash flows.

Part II. Other Information, continued

Item 2:	Changes in securities
	None.
Item 3:	Defaults Upon Senior Securities
	None.
Item 4:	Submission of Matters to a Vote of Security Holders
	(a)	The regular annual meeting of the stockholders of Humana Inc. was held in Louisville, Kentucky on May 15, 2003, for the purpose of voting on the proposals described below.
	(b)

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors. All of management's nominees for directors were elected as set forth in clause (c) below.

	(c)	Three proposals were submitted to a vote of security holders as follows:

		(1)	The stockholders approved the election of the following persons as directors of the Company:
		Name	For	Withheld
		David A. Jones	138,252,796	5,136,942
		David A. Jones, Jr.	95,408,922	47,980,816
		Michael E. Gellert	138,326,316	5,063,422
		John R. Hall	138,330,327	5,059,411
		Irwin Lerner	138,411,554	4,978,184
		Michael B. McCallister	139,990,080	3,399,658
		W. Ann Reynolds, Ph.D.	139,997,514	3,392,224

		(2)	The Company's 2003 Stock Incentive Plan was approved by the affirmative votes of shareholders:
		For	Against	Abstain
		126,212,176	16,051,396	1,126,166

		(3)	The Company's 2003 Executive Management Incentive Compensation Plan was approved by the affirmative votes of shareholders:
		For	Against	Abstain
		132,505,687	9,632,727	1,251,324

Item 5:	Other Information
	In July 2003, the Company appointed Kurt J. Hilzinger to its Board of Directors.

Part II. Other Information, continued

Item 6:	Exhibits and Reports on Form 8-K
	(a)	Exhibit Index:
	12	Computation of ratio of earnings to fixed charges.
	31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.
	31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.
	32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)

For the quarter ended June 30, 2003, and through the date of this report, we furnished reports on Form 8-K on April 28, 2003 regarding our first quarter's earnings release and on July 28, 2003 regarding our second quarter's earnings release.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Humana Inc.
(Registrant)

Date:	July 28, 2003	By:	/s/ James H. Bloem

James H. Bloem
Senior Vice President
And Chief Financial Officer
(Principal Accounting Officer)

Date:	July 28, 2003	By:	/s/ Arthur P. Hipwell

Arthur P. Hipwell
Senior Vice President and
General Counsel