Form 10-Q
period 2003-09-30
HUMANA INC
filed 2003-11-05
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-5975

HUMANA INC.

(Exact name of registrant as specified in its charter)

Delaware	61-0647538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 West Main Street

Louisville, Kentucky 40202

(Address of principal executive offices, including zip code)

(502) 580-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2003
$0.16 2/3 par value	161,094,579 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2003

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$635,837	$721,357
Investment securities	1,682,402	1,405,833
Receivables, less allowance for doubtful accounts of $34,097 at September 30, 2003 and $30,178 at December 31, 2002:
Premiums	461,684	348,562
Administrative services fees	10,952	68,316
Other	288,836	250,857

Total current assets	3,079,711	2,794,925
Property and equipment, net	413,402	459,842
Other assets:
Long-term investment securities	320,464	288,724
Goodwill	776,874	776,874
Other	159,273	279,665

Total other assets	1,256,611	1,345,263

Total assets	$4,749,724	$4,600,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,296,566	$1,142,131
Trade accounts payable and accrued expenses	438,926	552,689
Book overdraft	218,751	94,882
Unearned revenues	108,161	335,757
Short-term debt	—	265,000

Total current liabilities	2,062,404	2,390,459
Long-term debt	644,440	339,913
Other long-term obligations	283,756	263,184

Total liabilities	2,990,600	2,993,556

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 173,112,860 shares issued at September 30, 2003 and 171,334,893 shares issued at December 31, 2002	28,854	28,556
Capital in excess of par value	961,015	931,089
Retained earnings	883,502	720,877
Accumulated other comprehensive income	20,086	22,455
Unearned restricted stock compensation	(357)	(6,516)
Treasury stock, at cost, 12,018,281 shares at September 30, 2003 and 8,362,537 shares at December 31, 2002	(133,976)	(89,987)

Total stockholders’ equity	1,759,124	1,606,474

Total liabilities and stockholders’ equity	$4,749,724	$4,600,030

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share results)
Revenues:
Premiums	$3,016,298	$2,752,336	$8,772,652	$8,137,887
Administrative services fees	66,984	61,056	199,788	189,900
Investment and other income	28,483	28,235	100,999	78,362

Total revenues	3,111,765	2,841,627	9,073,439	8,406,149

Operating expenses:
Medical	2,528,123	2,301,021	7,344,534	6,811,748
Selling, general and administrative	458,381	429,019	1,371,196	1,278,516
Depreciation and amortization	27,112	30,523	100,232	90,556

Total operating expenses	3,013,616	2,760,563	8,815,962	8,180,820

Income from operations	98,149	81,064	257,477	225,329
Interest expense	4,737	4,107	12,473	12,888

Income before income taxes	93,412	76,957	245,004	212,441
Provision for income taxes	31,293	24,626	82,379	67,981

Net income	$62,119	$52,331	$162,625	$144,460

Basic earnings per common share	$0.39	$0.32	$1.03	$0.88

Diluted earnings per common share	$0.38	$0.31	$1.01	$0.86

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities
Net income	$162,625	$144,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	100,232	90,556
Writedown of property and equipment	17,233	—
Provision for deferred income taxes	30,213	34,221
Changes in operating assets and liabilities:
Receivables	7,509	(231,012)
Other assets	(17,022)	268
Medical and other expenses payable	154,435	78,045
Other liabilities	(85,899)	4,742
Unearned revenues	(227,596)	(235,063)
Other	(18,810)	12,481

Net cash provided by (used in) operating activities	122,920	(101,302)

Cash flows from investing activities
Purchases of property and equipment, net	(62,497)	(83,581)
Divestiture	—	1,109
Purchases of investment securities	(3,659,394)	(1,639,803)
Maturities of investment securities	585,461	273,199
Proceeds from sales of investment securities	2,768,446	1,339,124

Net cash used in investing activities	(367,984)	(109,952)

Cash flows from financing activities
Common stock repurchases	(44,147)	(25,439)
Proceeds from issuance of senior notes	299,139	—
Net commercial paper conduit (repayments) borrowings	(265,000)	2,000
Change in book overdraft	123,869	(48,355)
Proceeds from swap exchange	31,556	—
Other	14,127	7,364

Net cash provided by (used in) financing activities	159,544	(64,430)

Decrease in cash and cash equivalents	(85,520)	(275,684)
Cash and cash equivalents at beginning of period	721,357	651,420

Cash and cash equivalents at end of period	$635,837	$375,736

Supplemental cash flow disclosures:
Interest payments	$11,324	$8,099
Income tax payments, net	$43,335	$25,552

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. References throughout this document to “we,” “us,” “our,” the “Company,” and “Humana,” mean Humana Inc. and all entities we own. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2002, that was filed with the Securities and Exchange Commission, or the SEC, on March 21, 2003.

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the recognition of revenue related to our TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ materially from those estimates. Refer to “Critical Accounting Policies and Estimates” in Humana’s 2002 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements.

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

In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN 45. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantors having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Refer to Note 9 for guarantee disclosures. The adoption of the recognition provision of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 as amended by FASB Staff Position 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities are effective immediately for VIEs created after January 31, 2003 and no later than December 31, 2003 for VIEs created before February 1, 2003. In addition, FIN

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial position, results of operations or cash flows.

Stock-Based Compensation

We have stock-based employee compensation plans, including stock options and restricted stock awards, which are described more fully in Note 9 to the consolidated financial statements in Humana’s 2002 Annual Report on Form 10-K.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share results)
Net income, as reported	$62,119	$52,331	$162,625	$144,460
Add: Restricted stock compensation expense included in reported net income, net of related tax	644	915	3,448	3,981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all fixed-based options and restricted stock awards, net of related tax	(1,925)	(2,084)	(7,085)	(6,913)

Adjusted net income	$60,838	$51,162	$158,988	$141,528

Earnings per share:
Basic, as reported	$0.39	$0.32	$1.03	$0.88
Basic, pro forma	$0.38	$0.31	$1.00	$0.86

Diluted, as reported	$0.38	$0.31	$1.01	$0.86
Diluted, pro forma	$0.37	$0.31	$0.99	$0.84

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Restructuring Charge

During the fourth quarter of 2002, we finalized a plan to realign our administrative cost structure with the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

The following table presents a rollforward of the restructuring charge for the year ended December 31, 2002 and the nine months ended September 30, 2003:

	Severance		Lease Discontinuance	Total
	No. of Employees	Cost
	(dollars in thousands)
Year ended December 31, 2002
Provision	2,600	$32,105	$1,324	$33,429
Cash payments	(500)	(910)	—	(910)

Balance at December 31, 2002	2,100	31,195	1,324	32,519

Nine months ended September 30, 2003
Cash payments	(1,600)	(16,085)	(800)	(16,885)

Balance at September 30, 2003	500	$15,110	$524	$15,634

Severance

During the fourth quarter of 2002, we recorded severance and related employee benefit costs of $32.1 million ($19.6 million after tax) in connection with the customer service center consolidation and an enterprise-wide workforce reduction. Severance costs were estimated based upon the provisions of the Company’s existing employee benefit plans and policies. The plan to reduce our administrative cost structure is expected to ultimately affect approximately 2,600 positions throughout the entire organization, including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. As of September 30, 2003, approximately 2,100 positions had been eliminated. Severance is paid biweekly resulting in payments in periods subsequent to termination. We expect additional positions will be eliminated by December 31, 2003, and the remaining positions eliminated no later than June 30, 2004.

(4) Long-lived Asset Charge

Impairment

Our decision to eliminate the Jacksonville, Florida, San Antonio, Texas and Madison, Wisconsin customer service centers during the fourth quarter of 2002 prompted a review for the possible impairment of long-lived assets associated with these centers. Assets under operating leases supported the Madison service center and, therefore, were not applicable to our impairment analysis. Under a transition plan, we continued to use the long-lived assets of the Jacksonville and San Antonio customer service centers until mid-2003, the completion date for consolidating these two customer service centers. The long-lived assets of our customer service centers were supported by the future cash flows expected to result from members serviced by those centers. Cash flows from members serviced by a particular service center represented the lowest level of independently identifiable cash flows. For example, cash flows from members located primarily in the state of Florida and serviced by the Jacksonville service center supported the Jacksonville center’s long-lived assets until those members’ service was transitioned elsewhere.

Our impairment review during the fourth quarter of 2002 indicated that estimated undiscounted cash flows expected to result from the remaining use of the San Antonio, Texas customer service center long-lived assets, primarily buildings, were insufficient to recover their carrying value. Accordingly, we reduced the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $2.4 million ($1.5 million after tax) during the fourth quarter of 2002.

Unlike our San Antonio impairment review, a greater number of more profitable members in Florida caused the estimated undiscounted cash flows expected to result from the remaining use of the Jacksonville, Florida customer service center’s long-lived assets, primarily a building, to exceed the carrying value as of the fourth quarter of 2002 impairment review. However, impairment was triggered during the first quarter of 2003 with the passage of time and the approaching date for closing the center. As members serviced by the Jacksonville, Florida customer service

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

center were transferred to other service centers during 2003, the undiscounted cash flows expected from the remaining members serviced by the center fell during the first quarter of 2003 to a level no longer supporting the carrying value of the center’s long-lived assets. Accordingly, we reduced the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of approximately $17.2 million ($10.5 million after tax) during the first quarter of 2003.

We used an independent third party appraisal to assist us in evaluating the fair value of the buildings. The non-cash impairment charges are included with selling, general and administrative expenses in the accompanying consolidated statements of income.

We are in the process of selling the buildings previously used in our Jacksonville and San Antonio customer service operations and have classified them as held for sale. The carrying amount of the buildings approximated $27.6 million at September 30, 2003 based on their fair value less estimated costs to sell the buildings. We are no longer depreciating these buildings effective July 1, 2003. The impact of ceasing depreciation of the buildings was not material to our results of operations.

Accelerated Depreciation

After finalizing plans during the first quarter of 2003 to abandon software used in the Jacksonville, Florida operations by March 2003, we reduced the estimated useful life of the software effective January 1, 2003. Accordingly, we accelerated the depreciation of the remaining software balance of approximately $13.5 million ($8.3 million after tax) during the first quarter of 2003.

(5) Other Intangible Assets

Other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets on the condensed consolidated balance sheets. Amortization expense for other intangible assets was approximately $9.2 million for the nine months ended September 30, 2003, and $11.8 million for the nine months ended September 30, 2002. The following table presents our estimate of amortization expense for the remaining three months of 2003, and for each of the five succeeding fiscal years:

(in thousands)
For the three month period ending December 31, 2003	$2,389
For the years ending December 31,:
2004	$9,060
2005	$5,440
2006	$352
2007	$352
2008	$227

The following table presents details of our other intangible assets at September 30, 2003 and December 31, 2002:

	September 30, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$85,496	$73,466	$12,030	$85,496	$68,284	$17,212
Provider contracts	12,128	7,468	4,660	12,128	5,644	6,484
Government contracts	11,820	11,820	—	11,820	9,764	2,056
Licenses and other	5,065	1,322	3,743	5,065	1,161	3,904

Total other intangible assets	$114,509	$94,076	$20,433	$114,509	$84,853	$29,656

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net income	$62,119	$52,331	$162,625	$144,460
Net unrealized investment (losses) gains, net of tax	(9,753)	17,184	(2,369)	24,149

Comprehensive income, net of tax	$52,366	$69,515	$160,256	$168,609

(7) Earnings Per Common Share

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

The following table presents details supporting the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share results)
Net income available for common stockholders	$62,119	$52,331	$162,625	$144,460
Weighted average outstanding shares of common stock used to compute basic earnings per common share	159,454	163,933	158,202	164,348
Dilutive effect of:
Stock options	1,713	885	872	1,107
Restricted stock	1,382	2,716	2,310	2,787

Shares used to compute diluted earnings per common share	162,549	167,534	161,384	168,242

Basic earnings per common share	$0.39	$0.32	$1.03	$0.88

Diluted earnings per common share	$0.38	$0.31	$1.01	$0.86

Number of antidilutive stock options excluded from computation	1,568	5,081	4,427	4,947

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Equity

For the nine months ended September 30, 2003, we purchased 2.2 million shares in the open market at a cost of $20.8 million, or an average of $9.31 per share under prior authorization by the Board of Directors and 1.4 million shares in connection with employee stock plans at a cost of $23.3 million, or an average of $16.27 per share. In July 2003, the Board of Directors authorized an additional use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. No amounts have been repurchased under the July 2003 authorization as of September 30, 2003. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions.

For the nine months ended September 30, 2003, capital in excess of par value increased $16.7 million from the exercise of 1.9 million employee stock options and $13.6 million from the excess tax benefit associated with the August 7, 2003 vesting of 3.9 million shares of restricted stock and the exercise of 1.9 million employee stock options.

(9) Guarantees and Contingencies

Guarantees

Our 5-year and 7-year airplane operating leases provide for a residual value guarantee of no more than $13.6 million at the end of the lease terms which expire December 29, 2004 for the 5-year leases and January 1, 2010 for the 7-year lease. We have the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. If we decide not to exercise our purchase option at the end of the lease, we must pay the lessor a maximum amount of $8.8 million related to the 5-year leases and $4.8 million related to the 7-year lease. The amount will be reduced by the net sales proceeds of the airplanes to a third party. A $1.7 million gain in connection with a 1999 sale/leaseback transaction is being deferred until the residual value guarantee is resolved at the end of the lease. After considering the current fair value of the airplanes and any deferred gain, we do not believe that we will have any exposure from the residual value guarantee at the end of the lease because we will exercise the purchase obligation, or the net proceeds from the sale of the airplanes will exceed the maximum amount payable to the lessor. During the second quarter of 2003, we terminated one 5-year airplane lease early. The impact of this transaction was not material.

We have $19.2 million in undrawn letters of credit outstanding at September 30, 2003. Letters of credit totaling $13.7 million have been issued to ensure our payment to a beneficiary for assumed obligations of our wholly owned captive insurance subsidiary related to pre-1993 professional liability risks for which the beneficiary remains directly liable. Other letters of credit totaling $5.5 million were issued to ensure our payment to various beneficiaries for miscellaneous contractual obligations. These letters of credit are required to be renewed automatically on an annual basis unless the beneficiary otherwise notifies us. Over the past 10 years, we have not had to fund any letters of credit.

Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for one, member coverage for which premium payment has been made prior to insolvency; two, benefits for members then hospitalized until discharged; and three, payment to providers for services rendered prior to insolvency.

Government Contracts

Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. Separate legislative proposals to add a prescription drug benefit and increase private plan options for the program passed by both houses are currently being debated by House and Senate conferees. Although President Bush’s deadline for passage of this legislation has passed, negotiations are still underway. There is considerable uncertainty regarding the passage of a final bill and we are unable to predict the provisions of any final bill that would emerge from the Conference Committee or its impact on our financial position, results of operations or cash flows.

We have extended our current TRICARE contracts with the Department of Defense. The contract for Regions 2 and 5 was extended to April 30, 2004 and the contract for Regions 3 and 4 was extended to June 30, 2004, each subject to a one-year renewal at the Government’s option. We believe these extensions should continue our contracts until the new TRICARE transition described below.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 21, 2003, the Department of Defense notified us that we were awarded the contract for the South Region, one of three newly created regions under the government’s revised TRICARE Program. The Department of Defense’s bid process provided that a bidder could be awarded only one prime contract, although a bidder would be allowed to participate in another prime contract as a subcontractor. Aetna Government Health Plans, LLC, a subsidiary of Aetna, Inc., submitted a bid for the North Region contract with us as a subcontractor. HealthNet Federal Services, Inc., a subsidiary of HealthNet, Inc., was awarded the North Region contract in August 2003.

Pursuant to the Department of Defense’s bid process, each of the three awards is subject to protests by unsuccessful bidders of prime contracts. Protests have been filed that affect the contract awards in each of the three regions. The transition to the new regions is not expected until at least mid to late 2004, subject to the final outcome of the pending appeals.

In addition, retail pharmacy benefits for TRICARE beneficiaries will be administered separately under the new Department of Defense TRICARE Retail Pharmacy Program. On September 26, 2003, we were notified that we were not awarded the retail pharmacy contract. Under government contract procurement regulations, we have the right to protest the award decision, which we did on October 14, 2003. We do not believe the loss of the retail pharmacy contract or the ultimate outcome of our appeal will have a material adverse effect on our financial position, results of operations and cash flows.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005, subject to each party agreeing upon annual rates. In July 2003, we signed amendments to the Puerto Rico Medicaid contracts regarding a premium rate increase for the annual period ending June 30, 2004. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. As of September 30, 2003, Puerto Rico accounted for approximately 84% of our total Medicaid membership.

The loss of any of our existing government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Legal Proceedings

Securities Litigation

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, against PCA and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. On July 24, 2002, the Court denied the defendants’ motion for summary judgment and set the case on the Court’s trial calendar for December 2, 2002. The Court subsequently postponed the trial subject to the plaintiff’s motion for class certification, which was granted on May 20, 2003. On June 4, 2003, the defendants requested the Court of Appeals for the Eleventh Circuit to grant permission to appeal the class certification order. Thereafter, the parties reached agreement to settle the case for the amount of $10.2 million. The settlement agreement is subject to notice to the class and approval by the Court. A final hearing on the settlement is scheduled for November 24, 2003. A provision for the settlement was previously made in our financial statements during the fourth quarter of 2002. The Company has pursued insurance coverage for this matter from two insurers, each of which has denied coverage. The Company intends to continue to pursue the insurance proceeds.

Managed Care Industry Purported Class Action Litigation

We have been involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. These include a lawsuit against us and nine of our competitors that purports to be brought on behalf of physicians who have treated our members. As a result of action by the Judicial Panel on Multi District Litigation, the case was consolidated in the United States District Court for the Southern District of Florida, and has been styled In re Managed Care Litigation.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The plaintiffs assert that we and other defendants improperly paid providers’ claims and “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

On September 26, 2002, the Court granted the plaintiffs’ request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint. The Court has not yet ruled on that motion.

Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 26, 2002. The class includes two subclasses. A national subclass consists of medical doctors who provided services to any person insured by a defendant when the doctor has a claim against such defendant and is not required to arbitrate that claim. A California subclass consists of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim. On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. The appellate court heard oral argument on September 11, 2003. Discovery is ongoing, and the Court has set a trial date of June 30, 2004. In the meantime, Aetna Inc., announced on May 22, 2003, that it has entered into a settlement agreement with the plaintiffs. Another defendant, Cigna Corporation, entered into a settlement agreement September 4, 2003. The agreements have been filed with the Court and are subject to approval by the Court.

We intend to defend this action vigorously.

Other

The Academy of Medicine of Cincinnati, the Butler County Medical Society, the Northern Kentucky Medical Society, and several physicians filed antitrust suits in state courts in Ohio and Kentucky against Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross Blue Shield, and United Healthcare of Ohio, Inc., alleging that the defendants have violated the Ohio and Kentucky antitrust laws by conspiring to fix the reimbursement rates paid to physicians in the Greater Cincinnati and Northern Kentucky region. Each suit seeks class certification, damages and injunctive relief. Plaintiffs cite no evidence that any such conspiracy existed, but base their allegations on assertions that physicians in the Greater Cincinnati region are paid less than physicians in other major cities in Ohio and Kentucky.

The state courts in Ohio and Kentucky each denied motions by the defendants to compel arbitration or alternatively to dismiss. Defendants filed notices of appeal with respect to the orders denying arbitration. The Ohio court agreed to stay proceedings pending resolution of the appeal. The Kentucky court granted a similar request with respect to the physician plaintiffs, who are subject to arbitration agreements, but denied the requested stay with respect to the association plaintiffs and any physician plaintiffs whose contracts do not contain arbitration provisions. Defendants requested a stay from the Kentucky Court of Appeals pending appeal of the arbitration issue. The Court of Appeals denied the stay, and discovery began in the Kentucky action. The plaintiffs filed

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

motions to certify a class in each case. The purported classes allegedly consist of all physicians who have practiced medicine at any time since January 1, 1992, in a four county region in Southwestern Ohio or a three county region in Northern Kentucky.

On October 23, 2003, we entered into a settlement agreement with the plaintiffs that specifies an increase in future reimbursement we pay to a class consisting of physicians in a 12-county area in Southern Ohio and Northern Kentucky over the next three years. We expect to increase the reimbursement, in the aggregate, we will pay physicians for future services over the amounts paid to them in 2003 as follows: $20 million in 2004, an additional $15 million in 2005 and an additional $10 million in 2006. The agreement also provides for a committee to monitor our contracting practices for the period 2007 through 2010, with reporting to us if any anticompetitive behavior is believed to have occurred. The agreement is subject to approval by the courts.

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

We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, nonacceptance or termination of providers, failure to disclose network discounts, and various other provider arrangements, as well as challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims.

In addition, several courts, including several federal appellate courts, recently have issued decisions which have the effect of eroding the scope of ERISA preemption for employer-sponsored health plans, thereby exposing us to greater liability for medical negligence claims. This includes decisions which hold that plans may be liable for medical negligence claims in some situations based solely on medical necessity decisions made in the course of adjudicating claims. In addition, some courts have issued rulings which make it easier to hold plans liable for medical negligence on the part of network providers on the theory that providers are agents of the plans and that the plans are therefore vicariously liable for the injuries to members by providers.

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

(Unaudited)

(10) Segment Information

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

Our segment results for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenues:
Premiums:
Fully insured
HMO	$710,491	$656,803	$2,174,539	$1,936,472
PPO	856,793	723,094	2,481,317	2,139,959

Total fully insured	1,567,284	1,379,897	4,655,856	4,076,431
Specialty	81,199	84,806	238,737	251,347

Total premiums	1,648,483	1,464,703	4,894,593	4,327,778
Administrative services fees	31,035	26,567	90,981	77,290
Investment and other income	24,700	23,594	83,451	60,145

Total revenues	1,704,218	1,514,864	5,069,025	4,465,213

Operating expenses:
Medical	1,379,781	1,235,141	4,046,845	3,608,662
Selling, general and administrative	277,981	253,737	838,061	748,691
Depreciation and amortization	16,442	18,052	66,941	52,682

Total operating expenses	1,674,204	1,506,930	4,951,847	4,410,035

Income from operations	30,014	7,934	117,178	55,178
Interest expense	4,062	3,394	10,230	9,650

Income before income taxes	$25,952	$4,540	$106,948	$45,528

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Government Segment
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$626,840	$647,265	$1,893,114	$1,981,931
TRICARE	620,477	521,466	1,627,212	1,484,789
Medicaid	120,498	118,902	357,733	343,389

Total premiums	1,367,815	1,287,633	3,878,059	3,810,109
Administrative services fees	35,949	34,489	108,807	112,610
Investment and other income	3,783	4,641	17,548	18,217

Total revenues	1,407,547	1,326,763	4,004,414	3,940,936

Operating expenses:
Medical	1,148,342	1,065,880	3,297,689	3,203,086
Selling, general and administrative	180,400	175,282	533,135	529,825
Depreciation and amortization	10,670	12,471	33,291	37,874

Total operating expenses	1,339,412	1,253,633	3,864,115	3,770,785

Income from operations	68,135	73,130	140,299	170,151

Interest expense	675	713	2,243	3,238

Income before income taxes	$67,460	$72,417	$138,056	$166,913

As discussed in Note 4, we recorded non-cash pretax charges related to the writedown and accelerated depreciation of certain long-lived assets of $30.8 million for the nine months ended September 30, 2003. The following table details the impact of these charges on our Commercial and Government segments:

	For the nine months ended September 30, 2003
	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$4,325	$12,908	$17,233
Depreciation and amortization	13,527	—	13,527

Total pretax impact	$17,852	$12,908	$30,760

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Debt

The following table presents our short-term and long-term debt outstanding at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$—	$265,000

Long-term debt:
6.30% senior, unsecured notes due 2018, net of unamortized discount of $852 at September 30, 2003	$299,148	$—
7.25% senior, unsecured notes due 2006, net of unamortized discount of $412 at September 30, 2003 and $521 at December 31, 2002	299,588	299,479
Fair value of interest rate swap agreements	12,047	34,889
Deferred gain from interest rate swap exchange	28,578	—

Total senior notes	639,361	334,368
Other long-term borrowings	5,079	5,545

Total long-term debt	$644,440	$339,913

Senior Notes

On August 5, 2003, we issued $300 million 6.30% senior notes due August 1, 2018. Our net proceeds, reduced for the cost of the offering, were approximately $295.7 million. The net proceeds are being used for general corporate purposes, including the funding of our short term cash needs.

In order to hedge the risk of changes in the fair value of our $300 million 6.30% senior notes and our $300 million 7.25% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Changes in the fair value of the 6.30% or 7.25% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate. At September 30, 2003, the variable interest rate was 2.04% for the 6.30% senior notes and 6.27% for the 7.25% senior notes. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements having current market terms related to our 7.25% senior notes. The new swap agreements have the same critical terms as our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. The carrying value of our 7.25% senior notes has been increased $28.6 million by the remaining deferred swap gain balance at September 30, 2003.

At September 30, 2003, the $12.0 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $12.0 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Agreements

We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. A one year term out option converts the outstanding borrowings, if any, under the credit agreement to a one year term loan upon expiration. The 4-year revolving credit agreement expires in October 2005. In October 2003, for the second time, we renewed the 364-day revolving credit agreement which expires in October 2004, unless extended.

There were no balances outstanding under either agreement at September 30, 2003. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements, and the agreement relating to the conduit commercial paper program described below, contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. At September 30, 2003, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

Commercial Paper Programs

We maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. At September 30, 2003, we had no conduit commercial paper borrowings outstanding.

We also maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Under the terms of our credit agreements, aggregate borrowings under both the credit agreements and commercial paper program cannot exceed $530 million.

Other Borrowings

Other borrowings of $5.1 million at September 30, 2003 represent financing for the renovation of a building, bear interest at 2%, are collateralized by the building, and are payable in various installments through 2014.

Humana Inc.

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

Introduction

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health benefits companies, based on our 2002 revenues of $11.3 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of September 30, 2003, we had approximately 6.6 million members in our medical insurance programs, as well as approximately 1.6 million members in our specialty products programs.

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

Our business strategy centers on increasing Commercial segment profitability while maintaining our existing strength in the Government segment. Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of innovative and consumer-centric product designs which are supported by service excellence and advanced electronic capabilities, including education, tools and technologies for our members provided primarily through the Internet. The intent of our Commercial segment strategy is to enable us to further penetrate commercial markets with potential for profitable growth and to transform the traditional consumer experience for both employers and members to result in a high degree of consumer engagement, satisfaction, loyalty and brand awareness.

Restructuring Charge

During the fourth quarter of 2002, we finalized a plan to realign our administrative cost structure with the consolidation of seven customer service centers into four and an enterprise-wide workforce reduction.

The following table presents a rollforward of the restructuring charge for the year ended December 31, 2002 and the nine months ended September 30, 2003:

	Severance
	No. of Employees	Cost	Lease Discontinuance	Total
Year ended December 31, 2002	(dollars in thousands)
Provision	2,600	$32,105	$1,324	$33,429
Cash payments	(500)	(910)	—	(910)

Balance at December 31, 2002	2,100	31,195	1,324	32,519

Nine months ended September 30, 2003
Cash payments	(1,600)	(16,085)	(800)	(16,885)

Balance at September 30, 2003	500	$15,110	$524	$15,634

Severance

During the fourth quarter of 2002, we recorded severance and related employee benefit costs of $32.1 million ($19.6 million after tax) in connection with the customer service center consolidation and an enterprise-wide workforce reduction. Severance costs were estimated based upon the provisions of the Company’s existing employee benefit plans and policies. The plan to reduce our administrative cost structure is expected to ultimately affect approximately 2,600 positions throughout the entire organization, including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. As of September 30, 2003, approximately 2,100 positions had been eliminated. Severance is paid biweekly resulting in payments in periods subsequent to termination. We expect additional positions will be eliminated by December 31, 2003, and the remaining positions eliminated no later than June 30, 2004.

Long-lived Asset Charge

Impairment

Our decision to eliminate the Jacksonville, Florida, San Antonio, Texas and Madison, Wisconsin customer service centers during the fourth quarter of 2002 prompted a review for the possible impairment of long-lived assets associated with these centers. Assets under operating leases supported the Madison service center and, therefore, were not applicable to our impairment analysis. Under a transition plan, we continued to use the long-lived assets of the Jacksonville and San Antonio customer service centers until mid-2003, the completion date for consolidating these two customer service centers. The long-lived assets of our customer service centers were supported by the future cash flows expected to result from members serviced by those centers. Cash flows from members serviced by a particular service center represented the lowest level of independently identifiable cash flows. For example, cash flows from members located primarily in the state of Florida and serviced by the Jacksonville service center supported the Jacksonville center’s long-lived assets until those members’ service was transitioned elsewhere.

Our impairment review during the fourth quarter of 2002 indicated that estimated undiscounted cash flows expected to result from the remaining use of the San Antonio, Texas customer service center long-lived assets, primarily buildings, were insufficient to recover their carrying value. Accordingly, we reduced the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of $2.4 million ($1.5 million after tax) during the fourth quarter of 2002.

Unlike our San Antonio impairment review, a greater number of more profitable members in Florida caused the estimated undiscounted cash flows expected to result from the remaining use of the Jacksonville, Florida customer service center’s long-lived assets, primarily a building, to exceed the carrying value as of the fourth quarter of 2002 impairment review. However, impairment was triggered during the first quarter of 2003 with the passage of time and the approaching date for closing the center. As members serviced by the Jacksonville, Florida customer service center were transferred to other service centers during 2003, the undiscounted cash flows expected from the remaining members serviced by the center fell during the first quarter of 2003 to a level no longer supporting the carrying value of the center’s long-lived assets. Accordingly, we reduced the carrying value of these long-lived assets to their estimated fair value resulting in a non-cash impairment charge of approximately $17.2 million ($10.5 million after tax) during the first quarter of 2003.

We used an independent third party appraisal to assist us in evaluating the fair value of the buildings. The non-cash impairment charges are included with selling, general and administrative expenses in the accompanying consolidated statements of income.

We are in the process of selling the buildings previously used in our Jacksonville and San Antonio customer service operations and have classified them as held for sale. The carrying amount of the buildings approximated $27.6 million at September 30, 2003 based on their fair value less estimated costs to sell the buildings. We are no longer depreciating these buildings effective July 1, 2003. The impact of ceasing depreciation of the buildings was not material to our results of operations.

Accelerated Depreciation

After finalizing plans during the first quarter of 2003 to abandon software used in the Jacksonville, Florida operations by March 2003, we reduced the estimated useful life of the software effective January 1, 2003. Accordingly, we accelerated the depreciation of the remaining software balance of approximately $13.5 million ($8.3 million after tax) during the first quarter of 2003.

The following table details the impact of the non-cash pretax charges related to the writedown and accelerated depreciation of certain long-lived assets on our Commercial and Government segments for the nine months ended September 30, 2003:

	For the nine months ended September 30, 2003
	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$4,325	$12,908	$17,233
Depreciation and amortization	13,527	—	13,527

Total pretax impact	$17,852	$12,908	$30,760

Comparison of Results of Operations

The following table presents certain consolidated financial data for our two segments for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,567,284	$1,379,897	$4,655,856	$4,076,431
Specialty	81,199	84,806	238,737	251,347

Total Commercial	1,648,483	1,464,703	4,894,593	4,327,778

Medicare+Choice	626,840	647,265	1,893,114	1,981,931
TRICARE	620,477	521,466	1,627,212	1,484,789
Medicaid	120,498	118,902	357,733	343,389

Total Government	1,367,815	1,287,633	3,878,059	3,810,109

Total	$3,016,298	$2,752,336	$8,772,652	$8,137,887

Administrative services fees:
Commercial	$31,035	$26,567	$90,981	$77,290
Government	35,949	34,489	108,807	112,610

Total	$66,984	$61,056	$199,788	$189,900

Medical expense ratios:
Commercial	83.7%	84.3%	82.7%	83.4%
Government	84.0%	82.8%	85.0%	84.1%

Total	83.8%	83.6%	83.7%	83.7%

SG&A expense ratios:
Commercial	16.6%	17.0%	16.8%	17.0%
Government	12.9%	13.3%	13.4%	13.5%

Total	14.9%	15.2%	15.3%	15.4%

Income before income taxes:
Commercial	$25,952	$4,540	$106,948	$45,528
Government	67,460	72,417	138,056	166,913

Total	$93,412	$76,957	$245,004	$212,441

The following table presents a comparison of our medical membership at September 30, 2003 and 2002:

	September 30,		Change
	2003	2002	Members	Percentage
Commercial segment medical members:
Fully insured	2,324,600	2,323,600	1,000	0.0%
ASO	711,800	658,600	53,200	8.1%

Total Commercial	3,036,400	2,982,200	54,200	1.8%

Government segment medical members:
Medicare+Choice	324,600	349,000	(24,400)	(7.0)%
Medicaid	460,800	506,100	(45,300)	(9.0)%
TRICARE	1,746,300	1,755,700	(9,400)	(0.5)%
TRICARE ASO	1,057,000	1,038,400	18,600	1.8%

Total Government	3,588,700	3,649,200	(60,500)	(1.7)%

Total medical membership	6,625,100	6,631,400	(6,300)	(0.1)%

The following discussion deals with our results of operations for the three months ended September 30, 2003, or the 2003 quarter, and the three months ended September 30, 2002, or the 2002 quarter, as well as the nine months ended September 30, 2003, or the 2003 period, and the nine months ended September 30, 2002, or the 2002 period.

Overview

Net income was $62.1 million, or $0.38 per diluted share in the 2003 quarter compared to $52.3 million, or $0.31 per diluted share in the 2002 quarter. Net income was $162.6 million, or $1.01 per diluted share in the 2003 period compared to $144.5 million, or $0.86 per diluted share in the 2002 period. The increase in net income was driven by the improvement in our Commercial segment. Included in net income for the 2003 period was the previously discussed $18.8 million after tax, or $0.12 per diluted share, non-cash charge related to long-lived assets and accelerated depreciation of software partially offset by a $10.1 million after tax gain, or $0.06 per diluted share, from the sale of an interest in a privately held venture capital investment. The net impact of these items reduced net income for the 2003 period by $8.7 million, or $0.05 per diluted share.

Premium Revenues and Medical Membership

Premium revenues increased 9.6% to $3.02 billion for the 2003 quarter, compared to $2.75 billion for the 2002 quarter. For the 2003 period, premium revenues were $8.77 billion, an increase of 7.8% compared to $8.14 billion for the 2002 period. Higher premium revenues resulted primarily from increasing fully insured commercial per member premiums. Items impacting per member premiums include changes in premium and government reimbursement rates, as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Commercial segment premium revenues increased 12.5% to $1.65 billion for the 2003 quarter, compared to $1.46 billion for the 2002 quarter. For the 2003 period, commercial segment premium revenues were $4.89 billion, an increase of 13.1% compared to $4.33 billion for the 2002 period. These increases resulted from higher per member premiums on our fully insured commercial business, which were in the 12% to 14% range.

We expect Commercial fully insured and ASO medical membership to achieve a combined increase for all of 2003 in the range of 2% to 3%. We also expect growth of Commercial fully insured per member premiums to range from 12% to 14% for 2003.

Government segment premium revenues increased 6.2% to $1.37 billion for the 2003 quarter, compared to $1.29 billion for the 2002 quarter. For the 2003 period, government segment premium revenues were $3.88 billion, a increase of 1.8% compared to $3.81 billion for the 2002 period. These increases primarily were attributable to our TRICARE business, partially offset by a reduction in our Medicare+Choice membership. Our annual renewal increased rates under our base TRICARE contract and led to an increase in TRICARE premium revenues of $99.0 million or 19.0% for the 2003 quarter compared to the 2002 quarter and $142.4 million or 9.6% for the 2003 period compared to the 2002 period. Medicare+Choice membership was 324,600 at September 30, 2003, compared to 349,000 at September 30, 2002, a decline of 24,400 members, or 7.0%. This decline was due to our exit of various counties on January 1, 2003, as well as attrition of some members leaving our plans in certain markets as a result of new benefit designs. Medicare+Choice per member premiums increased in the 4% to 6% range. We expect Medicare+Choice per member premiums to continue to increase in the 4% to 6% range for 2003 with membership falling to between 325,000 to 330,000 by December 31, 2003.

Administrative Services Fees

Our administrative services fees for the 2003 quarter were $67.0 million, an increase of $5.9 million, or 9.7%, from $61.1 million for the 2002 quarter. For the 2003 period, our administrative services fees were $199.8 million, an increase of $9.9 million, or 5.2%, compared to the 2002 period. For the Commercial segment, administrative services fees increased $4.4 million, or 16.8%, from $26.6 million for the 2002 quarter to $31.0 million for the 2003 quarter, and increased $13.7 million, or 17.7%, from $77.3 million to $91.0 million when comparing the 2003 period with the 2002 period. These increases reflect a higher average fee per member and growth in ASO membership of 8.1%, which was 711,800 members at September 30, 2003, compared to 658,600 members at September 30, 2002. Administrative services fees for the Government segment increased $1.5 million, or 4.2%, when comparing the 2003 quarter with the 2002 quarter, and decreased $3.8 million, or 3.4%, when comparing the 2003 period with the 2002 period. The changes in Government segment administrative services fees primarily were due to the timing of contractual adjustments related to TRICARE for Life, a program for seniors where we provide medical benefit administrative services.

Investment and Other Income

Investment and other income totaled $28.5 million for the 2003 quarter, an increase of $0.3 million from $28.2 million for the 2002 quarter, as higher average invested balances compensated for lower investment yields. For the 2003 period, investment and other income totaled $101.0 million, an increase of $22.6 million from $78.4 million for the 2002 period. This increase in the 2003 period primarily resulted from an increase in capital gains consisting primarily of the $15.2 million pretax gain from the sale of an interest in a privately held venture capital investment.

Medical Expense

The medical expense ratio, or MER, is computed by taking total medical expenses as a percentage of premium revenues. MER for the 2003 quarter was 83.8%, increasing 20 basis points from the 2002 quarter of 83.6%. For the 2003 period, our medical expense ratio was 83.7%, which was the same as the 2002 period.

The Commercial segment’s MER for the 2003 quarter was 83.7%, a decrease of 60 basis points from the 2002 quarter of 84.3%. Likewise, the 2003 period’s MER decreased 70 basis points to 82.7% from 83.4% in the 2002 period. The improvement in MER primarily resulted from pricing discipline and attrition of groups with a high medical expense ratio. Pricing discipline produces the delivery of premium rate increases commensurate with underlying claims costs to ensure margins.

The Government segment’s 84.0% MER for the 2003 quarter increased 120 basis points compared to 82.8% in the 2002 quarter. For the 2003 period, the ratio was 85.0%, an increase of 90 basis points when compared to the 2002 period of 84.1%. The MER increase for the 2003 quarter and 2003 period was primarily due to TRICARE. Our MER for TRICARE was higher than the prior year due primarily to increases in utilization of services. The increase in utilization was largely attributable to an increase in activity and deployments surrounding the military conflicts in the Middle East.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2003 quarter was 14.9%, a decrease of 30 basis points from the 2002 quarter of 15.2%. For the 2003 period, the SG&A expense ratio was 15.3%, a decrease of 10 basis points when compared to the 2002 period of 15.4%. The 2003 period included $17.2 million of costs associated with a building writedown in connection with our service center closures, increasing the SG&A ratio 20 basis points.

The SG&A expense ratio for the Commercial segment decreased 40 basis points and 20 basis points, respectively in the 2003 quarter and period compared to the 2002 quarter and period. Likewise, the Government segment’s SG&A expense ratio decreased 40 basis points and 10 basis points, respectively, in the 2003 quarter and period compared to the 2002 quarter and period. These decreases were attributable to operational efficiencies gained from completing the consolidation of service centers by the end of the second quarter of 2003. We expect our Commercial segment SG&A ratio to range from 16.5% to 16.9% and our Government segment SG&A ratio to range from 12.8% to 13.2% for the 2003 year.

Depreciation and amortization for the 2003 quarter totaled $27.1 million compared to $30.5 million for the 2002 quarter, a decrease of $3.4 million, or 11.2%. For the 2003 period, depreciation and amortization totaled $100.2 million compared to $90.6 million for the 2002 period, an increase of $9.6 million, or 10.7%. The decrease in the 2003 quarter primarily was due to lower amortization related to other intangible assets as costs associated with an acquired government contract became fully amortized in the second quarter of 2003. The increase in the 2003 period versus the 2002 period is due to the previously discussed accelerated depreciation of software recorded in the first quarter of 2003 of $13.5 million.

Interest Expense

Interest expense was $4.7 million for the 2003 quarter, compared to $4.1 million for the 2002 quarter, an increase of $0.6 million, or 15.3%. For the 2003 period, interest expense was $12.5 million, compared to $12.9 million for the 2002 period, a decrease of $0.4 million, or 3.2%. The increase in the 2003 quarter compared to the 2002 quarter primarily was due to the issuance of $300 million senior notes in August 2003 while the decrease in the 2003 period versus the 2002 period primarily resulted from lower interest rates.

Income Taxes

Our effective tax rate for the 2003 quarter and period was approximately 34% compared to 32% for the 2002 quarter and period. The higher effective tax rate in the 2003 quarter and period resulted primarily from a lower proportion of tax-exempt investment income to pretax income.

Membership

The following table presents our medical and specialty membership at September 30, 2003, June 30, 2003, March 31, 2003, and at the end of each quarter in 2002:

	2003			2002
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Commercial segment:
Fully insured	2,324,600	2,350,400	2,348,800	2,340,300	2,323,600	2,319,600	2,332,400
ASO	711,800	670,300	654,600	652,200	658,600	627,500	621,800

Total Commercial	3,036,400	3,020,700	3,003,400	2,992,500	2,982,200	2,947,100	2,954,200

Government segment:
Medicare+Choice	324,600	324,200	327,100	344,100	349,000	354,100	363,700
Medicaid	460,800	492,700	491,400	506,000	506,100	487,900	476,800
TRICARE	1,746,300	1,750,800	1,752,500	1,755,800	1,755,700	1,761,000	1,742,300
TRICARE ASO	1,057,000	1,052,500	1,050,800	1,048,700	1,038,400	1,021,900	997,900

Total Government	3,588,700	3,620,200	3,621,800	3,654,600	3,649,200	3,624,900	3,580,700

Total medical members	6,625,100	6,640,900	6,625,200	6,647,100	6,631,400	6,572,000	6,534,900

Specialty Membership:
Commercial segment	1,639,100	1,642,000	1,650,100	1,640,000	1,629,400	1,638,200	1,659,300

Liquidity

Cash flows provided by operating activities of $122.9 million for the 2003 period improved from cash flows used in operating activities of $101.3 million for the 2002 period by $224.2 million. This increase primarily was attributable to an improvement in earnings and collections of receivables primarily associated with our TRICARE business.

The timing of Medicare+Choice premium receipts significantly impacts cash flows from operations. This timing resulted in only eight monthly Medicare+Choice premium receipts during the 2003 and 2002 periods rather than a normal nine. The Medicare+Choice premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we receive this payment at the end of the previous month. This receipt is significant, the timing of which causes material fluctuation in operating cash flows. The Medicare+Choice premium receipts for January 2003 of $205.8 million and for January 2002 of $216.6 million were received early in December 2002 and December 2001, respectively, because January 1 is always a holiday.

Medical and other expenses payable increased $154.4 million from $1,142.1 million at December 31, 2002 to $1,296.6 million at September 30, 2003 primarily due to higher medical claims trend and membership levels.

Total net premium and ASO receivables increased $55.7 million, or 13.4%, from $416.9 million at December 31, 2002 to $472.6 million at September 30, 2003, as presented in the following table:

	September 30, 2003	December 31, 2002	Change
			Dollars	Percentage
	(in thousands)
TRICARE:
Base receivable	$275,578	$197,544	$78,034	39.5%
Bid price adjustments (BPAs)	55,141	104,044	(48,903)	(47.0)%
Change orders	2,370	57,630	(55,260)	(95.9)%

	333,089	359,218	(26,129)	(7.3)%
Less: long-term portion of BPAs	—	(86,471)	86,471	100.0%

TRICARE subtotal	333,089	272,747	60,342	22.1%

Commercial	173,644	174,309	(665)	(0.4)%
Allowance for doubtful accounts	(34,097)	(30,178)	(3,919)	(13.0)%

Total net receivables	$472,636	$416,878	$55,758	13.4%

TRICARE base receivables are collected monthly in the ordinary course of business. The timing of BPA collections occurs at contractually specified intervals, typically in excess of 6 months after the end of a contract year. At December 31, 2002, we classified $86.5 million of the BPA receivables associated with our Regions 3 and 4 TRICARE contract as long-term because the federal government was not contractually obligated to pay us the amounts until January 2004. As of September 30, 2003, since the receivable was due within 12 months, these amounts were classified into current assets and included with premium receivables at September 30, 2003. We also had a net BPA amount, payable within one year under the Regions 3 and 4 contract, of $23.3 million at December 31, 2002, which required classification in trade accounts payable and accrued expenses in our consolidated balance sheet. As of September 30, 2003, we had a net BPA receivable, rather than payable, under the Regions 3 and 4 contract. Thus, excluding the impact of changes in balance sheet classifications, TRICARE receivables decreased $2.8 million and total receivables decreased $7.5 million. Collections of BPA and change order receivables during the 2003 period contributed to the reduction.

Book overdraft increased $123.9 million to $218.8 million at September 30, 2003. The timing of normal check processing procedures caused a higher number of claim checks to be outstanding at September 30, 2003 than at December 31, 2002.

Capital Expenditures

Our ongoing capital expenditures relate primarily to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review and customer service. Total capital expenditures were $62.5 million for the 2003 period, compared to $83.6 million for the 2002 period. We expect our total capital expenditures for the full 2003 year to be approximately $95 million, most of which will be used for our technology initiatives and improvement of administrative facilities.

Stock Repurchase Plan

For the nine months ended September 30, 2003, we purchased 2.2 million shares in the open market at a cost of $20.8 million, or an average of $9.31 per share under prior authorization by the Board of Directors and 1.4 million shares in connection with employee stock plans at a cost of $23.3 million, or an average of $16.27 per share. In July 2003, the Board of Directors authorized an additional use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. No amounts have been repurchased under the July 2003 authorization as of September 30, 2003. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions.

Debt

The following table presents our short-term and long-term debt outstanding at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$—	$265,000

Long-term debt:
6.30% senior, unsecured notes due 2018, net of unamortized discount of $852 at September 30, 2003	$299,148	$—
7.25% senior, unsecured notes due 2006, net of unamortized discount of $412 at September 30, 2003 and $521 at December 31, 2002	299,588	299,479
Fair value of interest rate swap agreements	12,047	34,889
Deferred gain from interest rate swap exchange	28,578	—

Total senior notes	639,361	334,368
Other long-term borrowings	5,079	5,545

Total long-term debt	$644,440	$339,913

Senior Notes

On August 5, 2003, we issued $300 million 6.30% senior notes due August 1, 2018. Our net proceeds, reduced for the cost of the offering, were approximately $295.7 million. The net proceeds are being used for general corporate purposes, including the funding of our short term cash needs.

In order to hedge the risk of changes in the fair value of our $300 million 6.30% senior notes and our $300 million 7.25% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Changes in the fair value of the 6.30% or 7.25% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate. At September 30, 2003, the variable interest rate was 2.04% for the 6.30% senior notes and 6.27% for the 7.25% senior notes. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements having current market terms related to our 7.25% senior notes. The new swap agreements have the same critical terms as our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. The carrying value of our 7.25% senior notes has been increased $28.6 million by the remaining deferred swap gain balance at September 30, 2003.

At September 30, 2003, the $12.0 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $12.0 million to its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Credit Agreements

We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term out option. A one year term out option converts the outstanding borrowings, if any, under the credit agreement to a one year term loan upon expiration. The 4-year revolving credit agreement expires in October 2005. In October 2003, for the second time, we renewed the 364-day revolving credit agreement which expires in October 2004, unless extended.

There were no balances outstanding under either agreement at September 30, 2003. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements, and the agreement relating to the conduit commercial paper program described below, contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, and minimum interest coverage and maximum leverage ratios. At September 30, 2003, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

Commercial Paper Programs

We maintain indirect access to the commercial paper market through our conduit commercial paper financing program. Under this program, a third party issues commercial paper and loans the proceeds of those issuances to us so that the interest and principal payments on the loans match those on the underlying commercial paper. The $265 million, 364-day revolving credit agreement supports the conduit commercial paper financing program of up to $265 million. At September 30, 2003, we had no conduit commercial paper borrowings outstanding.

We also maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreements described above. Under the terms of our credit agreements, aggregate borrowings under both the credit agreements and commercial paper program cannot exceed $530 million.

Other Borrowings

Other borrowings of $5.1 million at September 30, 2003 represent financing for the renovation of a building, bear interest at 2%, are collateralized by the building, and are payable in various installments through 2014.

Shelf Registration

On April 1, 2003, our universal shelf registration became effective with the Securities and Exchange Commission. This allows us to register debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. After the issuance of our $300 million, 6.30% senior notes, we have up to $300 million remaining from a total of $600 million under the universal shelf registration. The universal shelf registration allows us to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans or other cash transfers to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. During the 2003 period, dividends of $121 million were paid to Humana Inc. by these subsidiaries.

As of September 30, 2003, we maintained aggregate statutory capital and surplus of an estimated $1,057 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements, which aggregated approximately $612 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. Some states are in the process of phasing in these RBC requirements over a number of years. If RBC were fully implemented by all states at September 30, 2003, each of our subsidiaries would be in compliance, and we would have an estimated $377 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at September 30, 2003.

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

These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	catastrophes or epidemics;

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation;

•	new government mandated benefits or other regulatory changes; and

•	increased use of health care, including doctors’ office visits and prescriptions resulting from terrorists’ attacks and subsequent terrorist threats, including bioterrorism.

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

Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among other issues, could affect our membership levels. Other actions that could affect membership levels include the possible exit of or entrance to Medicare+Choice or Commercial markets. If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets to keep or increase our market share, if membership does not increase as we expect, or if it declines, or if we lose accounts with favorable medical cost experience while retaining accounts with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

If we fail to effectively implement our operational and strategic initiatives, our business could be materially adversely affected.

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the company for the future. This strategy includes the growth of our Commercial segment business, introduction of new products and benefit designs, including our Smart products, the successful implementation of our e-business initiatives and the selection and adoption of new technologies. We believe that the adoption of new technologies will contribute toward a reduction in administrative costs as we more closely align our workforce with our membership. Additionally, we have consolidated our service centers and their related systems as part of our operational initiatives. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the company for future growth. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

If we fail to continue to properly maintain the integrity of our data or to strategically implement new information systems, our business could be materially adversely affected.

Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our past acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate, have upgraded and expanded our information systems capabilities, and are gradually migrating existing business to fewer systems. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences.

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. Due to continued consolidation in the industry, there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, especially with regard to pharmacy benefits processing and management, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

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

In general, prescription drug costs have been rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct to consumer advertising by the pharmaceutical industry that creates consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. In order to control prescription drug costs, we have implemented multi-tiered copayment benefit designs for prescription drugs, including our four-tiered copayment benefit design, Rx4 and an Rx allowance program. We are also evaluating other multi-tiered designs. We cannot assure that these efforts will be successful in controlling costs. Failure to control these costs could have a material adverse effect on our financial position, results of operations and cash flows.

We are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages.

We are a party to a variety of legal actions that affect our business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims.

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

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefits;

•	challenges to the use of some software products used in administering claims;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ alleged malpractice;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to self-funded business, including actions alleging claim administration errors;

•	claims related to the failure to disclose some business practices; and

•	claims relating to customer audits and contract performance.

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

A description of material legal actions in which we are currently involved is included under “Legal Proceedings” of Item 1 in Part II. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions, including some that erode protections under the Employee Retirement Income Security Act, or ERISA, and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

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

A significant portion of our revenues relates to federal, state and local government health care coverage programs, including the TRICARE, Medicare+Choice, and Medicaid programs. These programs involve various risks, including:

•	the possibility of reduced or insufficient government reimbursement in the future;

•	the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. We have extended our current TRICARE contracts with the Department of Defense. The contract for Regions 2 and 5 was extended to April 30, 2004 and the contract for Regions 3 and 4 was extended to June 30, 2004, each subject to a one-year renewal at the Government’s option. We believe these extensions should continue our contracts until the new TRICARE program transition. On August 21, 2003, the Department of Defense notified us that we were awarded the contract for the South Region, one of three newly created regions under the government’s revised TRICARE Program. The Department of Defense’s bid process provided that a bidder could be awarded only one prime contract, although a bidder would be allowed to participate in another prime contract as a subcontractor. Aetna Government Health Plans, LLC, a subsidiary of Aetna, Inc., submitted a bid for the North Region contract with us as a subcontractor. HealthNet Federal Services, Inc., a subsidiary of HealthNet, Inc. was awarded the North Region contract in August 2003. Pursuant to the Department of Defense’s bid process, each of the three awards is subject to protests by unsuccessful bidders of prime contracts. Protests have been filed that affect the contract awards in each of the three regions. The transition to the new regions is not expected until at least mid to late 2004, subject to the final outcome of the pending appeals. In addition, retail pharmacy benefits for TRICARE beneficiaries will be administered separately under the new Department of Defense TRICARE Retail Pharmacy Program. On September 26, 2003, we were notified that we were not awarded the retail pharmacy contract. Under government contract procurement regulations, we have the right to protest the award decision, which we did on October 14, 2003. We do not believe the loss of the retail pharmacy contract or the ultimate outcome of our appeal will have a material adverse effect on our financial position, results of operations and cash flows.

•	in the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. The loss of our current TRICARE contracts, or an unsuccessful outcome of the protests for the South region would have a material adverse effect on our financial position, results of operations and cash flows;

•	at September 30, 2003, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 227,400 members in Florida. This contract accounted for approximately 15% of our total premiums and ASO fees for the nine months ended September 30, 2003. The loss of this and other CMS contracts or significant changes in the Medicare+Choice program as a result of legislative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	higher comparative medical costs;

•	government regulatory and reporting requirements;

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	mandatory benefits and products, including a Medicare pharmacy benefit or discount card;

•	rules tightening time periods in which claims must be paid;

•	medical malpractice reform;

•	defining medical necessity;

•	health insurance access;

•	provider compensation and contract language;

•	disclosure of provider fee schedules and other data impacting payments to providers;

•	disclosure of provider quality information;

•	health plan liability to members who fail to receive appropriate care;

•	disclosure and composition of physician networks;

•	formation of regional/national association health plans for small employers

•	physicians’ ability to collectively negotiate contract terms with carriers, including fees; and

•	mental health parity.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we must make significant systems enhancements and invest in new technological solutions. The compliance and enforcement date for standard transactions and code sets rules was October 16, 2003. We have continued to be in compliance with this regulation. However, as many providers indicated that they could not yet comply, CMS stated that covered entities making a good faith effort to comply with HIPAA transactions and code-set standards would be allowed to implement contingency plans to maintain their operations and cash flows. On October 15, 2003, we announced implementation of a contingency plan to accept non-compliant electronic transactions from our providers. We will continue to accept and process transactions sent in pre-HIPAA electronic formats from providers who are showing a good-faith effort until all providers and clearinghouses are capable of transmitting fully compliant standards transactions as defined in the HIPAA implementation guidelines or until CMS begins enforcement of the HIPAA Electronic Data Interchange regulations. Management believes that the implementation of our contingency plans will minimize any disruptions in our business operations during this transition. However, if entities with which we do business do not ultimately comply with the HIPAA transactions and code set standards, it could result in disruptions of certain of our business operations.

Additionally, under the new HIPAA privacy rules, which became effective on April 14, 2003, we must now comply with a variety of requirements concerning the use and disclosure of individuals’ protected health information, establish rigorous internal procedures to protect health information and enter into business associate contracts with those companies to whom protected health information is disclosed. Regulations issued in February 2003 set standards for the security of electronic health information requiring compliance by April 21, 2005. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

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

Separate legislative proposals to add a prescription drug benefit and increase private plan options for the program passed by both houses are currently being debated by House and Senate conferees. Although President Bush’s deadline for passage of this legislation has passed, negotiations are still underway. There is considerable uncertainty regarding the passage of a final bill and we are unable to predict the provisions of any final bill that would emerge from the Conference Committee or its impact on our financial position, results of operations or cash flows.

We are also subject to various governmental audits and investigations. These can include audits and investigations by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services,

the Office of Personnel Management, the Department of Justice, the Department of Labor, and state Departments of Insurance and Departments of Health. These activities could result in the loss of licensure or the right to participate in various programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

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

The health benefits industry continues to receive significant negative publicity reflecting the public perception of the industry. This publicity and perception have been accompanied by increased litigation, including some large jury awards, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products or services, may increase the regulatory burdens under which we operate and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, such as changes in interest rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. A portion of our natural offsets changed when we issued $300 million 7.25% senior notes during 2001 and $300 million 6.30% senior notes during 2003. This change was mitigated when we entered into interest rate swap agreements as discussed in Management’s Discussion and Analysis herein. Changes in the fair value of the 7.25% and 6.30% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness.

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls over financial reporting for the quarter ended September 30, 2003.

The company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures including our internal controls over financial reporting will prevent all error and all fraud. However, they have been designed to give reasonable assurance about the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Control system limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures including our internal controls over financial reporting are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls over financial reporting or in other factors that are reasonably likely to affect those controls over financial reporting during the Company’s quarter ended September 30, 2003.

Part II. Other Information

Item 1: Legal Proceedings

Securities Litigation

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, against PCA and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleges that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. On July 24, 2002, the Court denied the defendants’ motion for summary judgment and set the case on the Court’s trial calendar for December 2, 2002. The Court subsequently postponed the trial subject to the plaintiff’s motion for class certification, which was granted on May 20, 2003. On June 4, 2003, the defendants requested the Court of Appeals for the Eleventh Circuit to grant permission to appeal the class certification order. Thereafter, the parties reached agreement to settle the case for the amount of $10.2 million. The settlement agreement is subject to notice to the class and approval by the Court. A final hearing on the settlement is scheduled for November 24, 2003. A provision for the settlement was previously made in our financial statements during the fourth quarter of 2002. The Company has pursued insurance coverage for this matter from two insurers, each of which has denied coverage. The Company intends to continue to pursue the insurance proceeds.

Managed Care Industry Purported Class Action Litigation

We have been involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. These include a lawsuit against us and nine of our competitors that purports to be brought on behalf of physicians who have treated our members. As a result of action by the Judicial Panel on Multi District Litigation, the case was consolidated in the United States District Court for the Southern District of Florida, and has been styled In re Managed Care Litigation.

The plaintiffs assert that we and other defendants improperly paid providers’ claims and “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under RICO as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

On September 26, 2002, the Court granted the plaintiffs’ request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint. The Court has not yet ruled on that motion.

Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 26, 2002. The class includes two subclasses. A national subclass consists of medical doctors who provided services to any person insured by a defendant when the doctor has a claim against such defendant and is not required to arbitrate that claim. A California subclass consists of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim. On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. The appellate court heard oral argument on September 11, 2003.

Discovery is ongoing, and the Court has set a trial date of June 30, 2004. In the meantime, Aetna Inc., announced on May 22, 2003, that it has entered into a settlement agreement with the plaintiffs. Another defendant, Cigna Corporation, entered into a settlement agreement September 4, 2003. The agreements have been filed with the Court and are subject to approval by the Court.

We intend to defend this action vigorously.

Other

The Academy of Medicine of Cincinnati, the Butler County Medical Society, the Northern Kentucky Medical Society, and several physicians filed antitrust suits in state courts in Ohio and Kentucky against Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross Blue Shield, and United Healthcare of Ohio, Inc., alleging that the defendants have violated the Ohio and Kentucky antitrust laws by conspiring to fix the reimbursement rates paid to physicians in the Greater Cincinnati and Northern Kentucky region. Each suit seeks class certification, damages and injunctive relief. Plaintiffs cite no evidence that any such conspiracy existed, but base their allegations on assertions that physicians in the Greater Cincinnati region are paid less than physicians in other major cities in Ohio and Kentucky.

The state courts in Ohio and Kentucky each denied motions by the defendants to compel arbitration or alternatively to dismiss. Defendants filed notices of appeal with respect to the orders denying arbitration. The Ohio court agreed to stay proceedings pending resolution of the appeal. The Kentucky court granted a similar request with respect to the physician plaintiffs, who are subject to arbitration agreements, but denied the requested stay with respect to the association plaintiffs and any physician plaintiffs whose contracts do not contain arbitration provisions. Defendants requested a stay from the Kentucky Court of Appeals pending appeal of the arbitration issue. The Court of Appeals denied the stay, and discovery began in the Kentucky action. The plaintiffs filed motions to certify a class in each case. The purported classes allegedly consist of all physicians who have practiced medicine at any time since January 1, 1992, in a four county region in Southwestern Ohio or a three county region in Northern Kentucky.

On October 23, 2003, we entered into a settlement agreement with the plaintiffs that specifies an increase in future reimbursement we pay to a class consisting of physicians in a 12-county area in Southern Ohio and Northern Kentucky over the next three years. We expect to increase the reimbursement, in the aggregate, we will pay physicians for future services over the amounts paid to them in 2003 as follows: $20 million in 2004, an additional $15 million in 2005 and an additional $10 million in 2006. The agreement also provides for a committee to monitor our contracting practices for the period 2007 through 2010, with reporting to us if any anticompetitive behavior is believed to have occurred. The agreement is subject to approval by the courts.

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

We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, nonacceptance or termination of providers, failure to disclose network discounts, and various other provider arrangements, as well as challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims.

In addition, several courts, including several federal appellate courts, recently have issued decisions which have the effect of eroding the scope of ERISA preemption for employer-sponsored health plans, thereby exposing us to greater liability for medical negligence claims. This includes decisions which hold that plans may be liable for medical negligence claims in some situations based solely on medical necessity decisions made in the course of adjudicating claims. In addition, some courts have issued rulings which make it easier to hold plans liable for medical negligence on the part of network providers on the theory that providers are agents of the plans and that the plans are therefore vicariously liable for the injuries to members by providers.

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

Part II. Other Information, continued

Item 2:	Changes in securities

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

In September 2003, the Company appointed Frank A. D’Amelio to its Board of Directors.

Item 6:	Exhibits and Reports on Form 8-K

	(a)	Exhibit Index:

	4.1	Indenture dated as of August 2003 covering the Company’s 6.30% Senior Notes due 2018.

	4.2	First Supplemental Indenture covering the Company’s 6.30% Senior Notes due 2018.

	10.1	Amended and Restated 364-Day Credit Agreement, dated as of October 2003.

	10.2	Amended and Restated RFC Loan Agreement, dated as of October 2003.

	10.3	Summary of changes to Humana Inc. Retirement Plans.

	12	Computation of ratio of earnings to fixed charges.

	31.1	CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

	31.2	CFO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

	32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

	(b)	Reports on Form 8-K

(1) On July 28, 2003, we furnished a report regarding our second quarter of 2003 earnings release.

(2) On August 5, 2003, we filed reports regarding the issuance of our $300 million 6.30% senior notes due 2018 and certain related exhibits.

(3) On August 22, 2003, we filed a report regarding the TRICARE South region bid announcement.

(4) On September 26, 2003, we filed reports regarding the TRICARE retail pharmacy contract bid announcement.

(5) On October 15, 2003, we filed a report concerning our contingency plans related to the Health Insurance Portability and Accountability Act.

(6) On October 23, 2003, we filed a report regarding the settlement of litigation in Cincinnati, Ohio.

(7) On October 27, 2003, we furnished a report regarding our third quarter of 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 5, 2003	By:	/S/ JAMES H. BLOEM
James H. Bloem Senior Vice President And Chief Financial Officer (Principal Accounting Officer)

Date:	November 5, 2003	By:	/S/ ARTHUR P. HIPWELL
Arthur P. Hipwell Senior Vice President and General Counsel