Form 10-K
period 2003-12-31
HUMANA INC
filed 2004-03-05
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-5975

HUMANA INC.

(Exact name of registrant as specified in its charter)

Delaware	61-0647538
(State of incorporation)	(I.R.S. Employer Identification Number)

500 West Main Street
Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 580-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $0.16 2/3 par value	New York Stock Exchange
7.25% Senior Notes, due August 2006	—
6.30% Senior Notes, due August 2018	—

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the Registrant’s definitive proxy or information statements incorporated by reference in Parts I, II and III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $2,290,660,754 calculated using the average price on such date of $15.11.

The number of shares outstanding of the Registrant’s Common Stock as of February 29, 2004 was 162,109,152.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III incorporate herein by reference portions of the Registrant’s Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held April 22, 2004.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

PART I

ITEM 1.	BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc. referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health benefits companies, based on our 2003 revenues of $12.2 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of December 31, 2003, we had approximately 6.8 million members in our medical insurance programs, as well as approximately 1.7 million members in our specialty products programs. We have approximately 463,300 contracts with physicians, hospitals, dentists, and other providers to provide health care to our members. In 2003, approximately 70% of our premiums and administrative services fees resulted from members located in Florida, Illinois, Texas, Kentucky, and Ohio. We derived approximately 42% of our premiums and administrative services fees from contracts with the federal government in 2003. Under two federal government contracts with the Department of Defense, we provide health insurance coverage to the TRICARE members, accounting for approximately 20% of our total premiums and administrative services fees in 2003. Under one federal government contract with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage to approximately 229,100 Medicare+Choice members in Florida, accounting for approximately 15% of our total premiums and administrative services fees in 2003.

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

We have made available free of charge on or through our Internet web site (http://www.humana.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our Board of Directors, including a determination of independence for each member, the various committees of our Board of Directors, the charters of these committees, the name(s) of the Directors designated as a financial expert under Section 11 of the Securities Act of 1933, the process for designating a lead director to act at executive sessions of the non-management Directors, the pre-approval process of non-audit services, the process by which stockholders can communicate with Directors, the process by which stockholders can make Director nominations, the Company’s Corporate Governance guidelines, the Humana Principles of Business Ethics, and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Any waivers or amendments for Directors or Executive Officers to the Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. The Company will provide any of these documents in print without charge to any stockholder who makes a written request to: Joan O. Lenahan, Corporate Secretary, Humana Inc., 500 West Main Street, 27th Floor, Louisville, Kentucky 40202. Additional information about these items can be found in, and is incorporated by reference to, the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004.

This Annual Report on Form 10-K contains both historical and forward-looking information. See the “Cautionary Statements” section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of a number of factors that could adversely affect our results.

Business Segments

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups, pricing, benefits, and underwriting requirements.

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

Strategy

Our business strategy centers on increasing Commercial segment profitability while building on our existing strength in the Government segment and exploring opportunities under the recently enacted Medicare Prescription Drug, Improvement, and Modernization Act, or DIMA. Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of innovative and consumer-choice product designs which are supported by service excellence and industry-leading electronic capabilities, including education, tools, and technologies provided primarily through the Internet. The intent of our Commercial segment strategy is to enable us to further penetrate high potential commercial markets and to transform the traditional experience for both employers and members in order to achieve a high degree of consumer satisfaction and loyalty.

Our Products

The following table presents our segment membership, premiums and ASO fees by product for the year ended December 31, 2003:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
Commercial:
Fully insured:
HMO	1,028,900	—	$2,871,697	$—	$2,871,697	23.7%
PPO	1,323,900	—	3,369,109	—	3,369,109	27.9%

Total fully insured	2,352,800	—	6,240,806	—	6,240,806	51.6%
Administrative services only	712,400	—	—	122,846	122,846	1.0%
Specialty	—	1,668,100	320,206	—	320,206	2.7%

Total Commercial	3,065,200	1,668,100	6,561,012	122,846	6,683,858	55.3%

Government:
Medicare+Choice	328,600	—	2,527,446	—	2,527,446	20.9%
Medicaid	468,900	—	487,100	—	487,100	4.0%
TRICARE	1,849,700	—	2,249,725	—	2,249,725	18.6%
TRICARE ASO	1,057,200	—	—	148,830	148,830	1.2%

Total Government	3,704,400	—	5,264,271	148,830	5,413,101	44.7%

Total	6,769,600	1,668,100	$11,825,283	$271,676	$12,096,959	100.0%

Our Products Marketed to Commercial Segment Employers and Members

New Generation of Products

We have developed a range of innovative products, styled as “Smart” products, that we believe will be a solution for employers who annually are facing double-digit premium increases driven by medical cost inflation. Our new generation of products provide more (1), choices for the individual consumer, (2), transparency of provider costs, and (3), benefit designs that engage consumers in the costs and effectiveness of health care choices. Innovative tools and technology are available to assist consumers with these decisions, including the trade-offs between higher premiums and point-of-service costs at the time consumers choose their plans, and to suggest ways in which the consumers can maximize their individual benefits at the point they use their plans. These products are sold to employers with Humana as the sole carrier, but are available on either a fully insured or self-funded basis. As of December 31, 2003, we had enrolled approximately 130,000 members into our Smart products.

Many of our Smart products, as well as our more traditional products, are offered to employer groups as “bundles”, where the subscribers are offered various HMO and PPO options, with various employer contribution strategies as determined by the customer.

HMO

Our health maintenance organization, or HMO, products provide prepaid health insurance coverage to our members through a network of independent primary care physicians, specialty physicians, and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners, and pediatricians. Generally, the member’s primary care physician must approve access to certain specialty physicians and other health care providers. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers, and durable medical equipment suppliers. Because the primary care physician generally must approve access to many of these other health care providers, the HMO product is considered the most restrictive form of managed care.

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, with some copayments, health care services received from or approved by the member’s primary care physician. For the year ended December 31, 2003, commercial HMO premium revenues totaled approximately $2.9 billion, or 23.7% of our total premiums and ASO fees.

PPO

Our preferred provider organization, or PPO, products, which are marketed primarily to commercial groups and individuals, include some elements of managed health care. However, they typically include more cost-sharing with the member, through copayments and annual deductibles. PPOs also are similar to traditional health insurance because they provide a member with more freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers, which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees.

In June 2002, we introduced HumanaOne, a major medical product marketed directly to individuals. We introduced this product in select markets where we can utilize our existing networks and distribution channels.

For the year ended December 31, 2003, commercial and individual PPO premium revenues totaled approximately $3.4 billion, or 27.9% of our total premiums and ASO fees.

Administrative Services Only

We offer an administrative services only, or ASO, product to those who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully insured PPO and HMO products described above, however, under ASO contracts, self-funded employers retain the risk of financing the cost of health benefits. For the year ended December 31, 2003, commercial ASO fees totaled $122.8 million, or 1.0% of our total premiums and ASO fees.

Specialty Products

We also offer various specialty products including dental, group life, and short-term disability. At December 31, 2003, we had approximately 1.7 million specialty members. For the year ended December 31, 2003, specialty product premium revenues were approximately $320.2 million, or 2.7% of our total premiums and ASO fees.

Our Products Marketed to Government Segment Members and Beneficiaries

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

The Medicare+Choice product involves a contract between an HMO and CMS, pursuant to which CMS makes a fixed monthly payment to the HMO on behalf of each Medicare-eligible individual that chooses to enroll for coverage in the HMO. The fixed monthly payment, payable on the first day of a month, is determined by formula established by federal law. We sometimes receive the fixed monthly payment early due to a weekend or holiday falling on the first day of a month. Since this amount is significant, the timing of its receipt can cause a material fluctuation in our operating cash flows from period to period. We also collect additional member premiums from our members in most of our markets.

At December 31, 2003, we provided health insurance coverage under CMS contracts to approximately 328,600 Medicare+Choice members for which we received premium revenues of approximately $2.5 billion, or 20.9% of our total premiums and ASO fees for 2003. One such CMS contract covered approximately 229,100 members in Florida and accounted for premium revenues of approximately $1.8 billion, which represented 70.5% of our Medicare+Choice premium revenues, or 14.7% of our total premiums and ASO fees for 2003.

Our Medicare+Choice contracts with the federal government are renewed for a one-year term each December 31 unless terminated 90 days prior thereto. Annual increases in per member premiums from CMS have ranged from as low as approximately 2% to as high as approximately 10%, with an average of approximately 5% for the five-year period beginning January 1, 2000. Over the last several years, our Medicare+Choice membership has declined as we exited some counties. These exits were a result, in part, of lower CMS reimbursement rates.

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or DIMA was signed into law. The legislation establishes a new Medicare private health plan program, called MedicareAdvantage, continuing the health plan options afforded under the former Medicare+Choice program while adding additional health plan options, including regional PPO options beginning in 2006. DIMA includes provisions that require the 2004 stabilization funding to be directed toward increased reimbursement for providers, increased benefits or access for members, or decreased member premiums. Including DIMA funding and changes in member premiums, we expect an 8% to 10% increase in total per member premiums in 2004 with a corresponding increase in medical costs due to increased reimbursements for providers and increased benefits for members.

Medicaid Product

Medicaid is a federal program that is state-operated to facilitate the delivery of health care services to low-income residents. Each electing state develops, through a state specific regulatory agency, a Medicaid managed care initiative that must be approved by CMS. CMS requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently either use a formal proposal process in which they review many bidders before selecting one or award individual contracts to qualified bidders who apply for entry to the program. In either case, the contractual relationship with a state generally is for a one-year period. Under these contracts, we receive a fixed monthly payment from a government agency for which we are required to provide health insurance coverage to enrolled members. Due to the increased emphasis on state health care reform and budgetary constraints, more states are utilizing a managed care product in their Medicaid programs.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005, subject to each party agreeing upon annual rates. In July 2003, we signed amendments to the Puerto Rico Medicaid contracts regarding a premium rate increase for the annual period ending June 30, 2004. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. For the year ended December 31, 2003, premium revenues from our Medicaid products totaled $487.1 million, or 4.0% of our total premiums and ASO fees. At December 31, 2003, we had approximately 394,800 Medicaid members in Puerto Rico, or 84% of total Medicaid members, and 74,100 Medicaid members in Florida and Illinois, or 16% of total Medicaid members.

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

On May 31, 2001, we purchased the entity responsible for administering TRICARE benefits for Regions 2 and 5 to approximately 1.2 million eligible beneficiaries in Illinois, Indiana, Kentucky, Michigan, North Carolina, Ohio, Tennessee, Virginia, Wisconsin, West Virginia and a portion of Missouri.

Our current TRICARE contract with the Department of Defense will be in effect until April 30, 2004 for Regions 2 and 5 and until June 30, 2004 for Regions 3 and 4. Each of the contracts is subject to a one-year renewal at the Government’s option. We believe these contracts will continue until the TRICARE transition described below.

On August 21, 2003, the Department of Defense notified us that we were awarded the contract for the South Region, one of three newly-created regions under the government’s revised TRICARE Program. The current TRICARE Regions 3 and 4 will become part of the new South Region along with Region 6, which is currently administered by another contractor. The current Regions 2 and 5 will become part of the North Region, which was awarded to another contractor.

Pursuant to the Department of Defense’s bid process, each of the three awards was subject to protests by unsuccessful bidders of prime contracts, however, none of the protests were successful.

Under the Department of Defense’s current schedule for implementation of the new TRICARE contracts, Regions 2 and 5 will transition to the new North Region for the start of healthcare delivery on July 1, 2004. Regions 3 and 4 will become part of the new South Region for the start of healthcare delivery on August 1, 2004 and Region 6 will become part of our new South Region for the start of healthcare delivery on November 1, 2004. If this schedule is realized, our TRICARE membership is expected to temporarily decline to 1.5 million in July 2004, and is expected to increase to 2.8 million in November 2004. This will also result in a decline in revenues during this period.

In addition, retail pharmacy benefits for TRICARE beneficiaries will be administered separately under the new Department of Defense TRICARE Retail Pharmacy Program. On September 26, 2003, we were notified that we were not awarded the retail pharmacy contract and, later, that our protest of this award decision was not upheld.

Currently, three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced copayments by using a network of preferred providers. We have subcontracted with third parties to provide various administration and specialty services under the contracts. For the year ended December 31, 2003, TRICARE premium revenues were approximately $2.2 billion, or 18.6% of our total premiums and ASO fees.

At December 31, 2003, we had 1,057,200 TRICARE ASO beneficiaries for which the Department of Defense retains the risk of financing the cost of their health benefits. We obtained these beneficiaries from our acquisition of Regions 2 and 5, and by enrollment in two government programs that allow senior beneficiaries to continue in the TRICARE program even after becoming Medicare eligible, which normally is age 65. The first of these programs, called TRICARE Senior Pharmacy, became effective April 1, 2001. Under this government administrative services program, senior TRICARE beneficiaries receive certain pharmacy benefits not covered under Medicare. On October 1, 2001, the TRICARE for Life program expanded coverage to include medical benefits as well. For the year ended December 31, 2003, TRICARE administrative services fees totaled $148.8 million, or 1.2% of our total premiums and ASO fees. Once the Department of Defense’s new contracting structure is implemented, our responsibility for both of these programs will cease. The TRICARE Senior Pharmacy program is intended to become part of the previously mentioned TRICARE Retail Pharmacy Program. The TRICARE for Life program will become the TRICARE Dual-Eligible Fiscal Intermediary Contract (TDEFIC). The TDEFIC contract, for which we did not bid, was awarded to another contractor on July 25, 2003. It will become effective when the current regional contracts expire.

We do not believe that these TRICARE contract changes occurring during 2004 will have a material adverse effect on our financial position, results of operations, or cash flows.

The following table summarizes our total medical membership at December 31, 2003, by market and product:

	Commercial			Government				Percent of Total
	HMO	PPO	ASO	Medicare+ Choice	Medicaid	TRICARE	Total
	(in thousands)
Florida	179.5	83.8	20.1	229.1	55.3	429.4	997.2	14.7%
Illinois	257.4	214.0	82.9	40.2	18.8	74.7	688.0	10.2
Texas	205.7	324.2	41.6	21.3	—	—	592.8	8.8
Puerto Rico	17.1	67.4	11.1	—	394.8	—	490.4	7.2
Ohio	157.6	61.9	136.3	—	—	73.0	428.8	6.3
Kentucky	34.5	202.6	116.7	—	—	67.7	421.5	6.2
Wisconsin	83.7	51.9	182.9	2.6	—	32.2	353.3	5.2
Georgia	17.4	34.6	1.8	—	—	277.0	330.8	4.9
Virginia	—	1.2	—	—	—	187.8	189.0	2.8
North Carolina	—	12.4	2.6	—	—	152.1	167.1	2.5
Arizona	34.3	66.6	41.0	15.5	—	—	157.4	2.3
South Carolina	—	3.8	0.6	—	—	133.7	138.1	2.0
Tennessee	—	35.8	13.1	—	—	82.1	131.0	1.9
Michigan	—	47.4	2.6	—	—	60.2	110.2	1.6
Alabama	—	—	0.2	—	—	105.8	106.0	1.6
Indiana	0.9	36.7	20.1	—	—	44.8	102.5	1.5
Missouri/Kansas	40.8	22.2	5.4	18.3	—	5.0	91.7	1.4
Mississippi	—	2.9	0.3	—	—	75.4	78.6	1.2
Colorado	—	41.5	—	—	—	—	41.5	0.6
TRICARE ASO	—	—	—	—	—	1,057.2	1,057.2	15.6
Others	—	13.0	33.1	1.6	—	48.8	96.5	1.5

Totals	1,028.9	1,323.9	712.4	328.6	468.9	2,906.9	6,769.6	100.0%

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care physicians, specialist physicians, dentists and providers of ancillary health care services and facilities. We have approximately 463,300 contracts with health care providers participating in our networks, which consist of approximately 294,400 physicians, 3,300 hospitals, and 165,600 ancillary providers and dentists. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services, and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

We use a variety of techniques to provide access to effective and efficient use of health care services for our members. These techniques include the coordination of care for our members, product and benefit designs, hospital inpatient management systems, or HIMS, and enrolling members into various disease management programs. The focal point for health care services in many of our Medicare+Choice and HMO networks is the primary care physician who, under contract, provides services, and may control utilization of appropriate services, by directing or approving hospitalization and referrals to specialists and other providers. Some physicians may have arrangements under which they can earn bonuses when certain target goals relating to the provisions of quality patient care are met. Our HIMS programs use specially-trained physicians to effectively manage the entire range of an HMO member’s medical care during a hospital admission and to effectively coordinate the member’s discharge and post-discharge care. We have available a variety of disease management programs related to specific medical conditions such as congestive heart failure, coronary artery disease, prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes, and breast cancer screening. We also may focus on certain rare conditions where disease management techniques benefit members in a more cost effective manner.

We typically contract with hospitals on either a per diem rate, which is an all-inclusive rate per day, a case rate, which is an all-inclusive rate per admission, or at a discounted charge for inpatient hospital services. Outpatient hospital services generally are contracted at a flat rate by type of service or at a discounted charge. These contracts are often multi-year agreements, with rates that are adjusted for inflation annually based on the consumer price index or other nationally recognized inflation index. Outpatient surgery centers and other ancillary providers typically are contracted at flat rates per service provided or are reimbursed based upon a nationally-recognized fee schedule such as the Medicare allowable fee schedule.

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

Capitation

For 7.1% of our December 31, 2003 medical membership, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a medical expense ratio ranging from 82% to 89%. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For 6.4% of our December 31, 2003 medical membership, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include capitation payments for services rendered, we process substantially all of the claims under these arrangements.

Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

Medical membership under these various arrangements was as follows at December 31, 2003 and 2002:

	Commercial Segment			Government Segment					Consol. Total Medical
	Fully Insured	ASO	Total Segment	Medicare+ Choice	Medicaid	TRICARE	TRICARE ASO	Total Segment
Medical Membership:

December 31, 2003
Capitated HMO hospital system based	128,000	—	128,000	38,800	13,600	—	—	52,400	180,400
Capitated HMO physician group based	71,700	—	71,700	5,900	220,000	—	—	225,900	297,600
Risk-sharing	68,000	—	68,000	157,500	204,800	—	—	362,300	430,300
Other	2,085,100	712,400	2,797,500	126,400	30,500	1,849,700	1,057,200	3,063,800	5,861,300

Total	2,352,800	712,400	3,065,200	328,600	468,900	1,849,700	1,057,200	3,704,400	6,769,600

December 31, 2002
Capitated HMO hospital system based	147,400	—	147,400	47,100	11,900	—	—	59,000	206,400
Capitated HMO physician group based	73,900	—	73,900	10,700	292,900	—	—	303,600	377,500
Risk-sharing	67,700	—	67,700	160,200	164,200	—	—	324,400	392,100
Other	2,051,300	652,200	2,703,500	126,100	37,000	1,755,800	1,048,700	2,967,600	5,671,100

Total	2,340,300	652,200	2,992,500	344,100	506,000	1,755,800	1,048,700	3,654,600	6,647,100

Medical Membership Distribution:

December 31, 2003
Capitated HMO hospital system based	5.4%	—	4.2%	11.8%	2.9%	—	—	1.4%	2.7%
Capitated HMO physician group based	3.0%	—	2.3%	1.8%	46.9%	—	—	6.1%	4.4%
Risk-sharing	2.9%	—	2.2%	47.9%	43.7%	—	—	9.8%	6.4%
All other membership	88.7%	100.0%	91.3%	38.5%	6.5%	100.0%	100.0%	82.7%	86.5%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2002
Capitated HMO hospital system based	6.3%	—	4.9%	13.7%	2.4%	—	—	1.6%	3.1%
Capitated HMO physician group based	3.2%	—	2.5%	3.1%	57.9%	—	—	8.3%	5.7%
Risk-sharing	2.9%	—	2.3%	46.6%	32.4%	—	—	8.9%	5.9%
Other	87.6%	100.0%	90.3%	36.6%	7.3%	100.0%	100.0%	81.2%	85.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Capitation expense as a percentage of total medical expense was as follows for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	(dollars in thousands)
Medical Expenses:
Capitated HMO expense	$597,244	6.0%	$603,617	6.6%	$546,594	6.6%
Other medical expense	9,282,177	94.0%	8,534,579	93.4%	7,733,250	93.4%

Consolidated medical expense	$9,879,421	100.0%	$9,138,196	100.0%	$8,279,844	100.0%

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

Physicians participating in our HMO networks must satisfy specific criteria, including licensing, patient access, office standards, after-hours coverage, and other factors. Most participating hospitals also meet accreditation criteria established by CMS and/or the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO.

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

NCQA performs reviews of standards for quality improvement, credentialing, utilization management, and member rights and responsibilities. We continue to maintain accreditation in select markets through NCQA. Two markets maintain NCQA accredited status for all HMO products: Humana Health Plan of Ohio, Inc. in Cincinnati, Ohio (excellent); and Humana Health Plan, Inc., Kentucky (Commendable). Humana Health Plan, Inc. in Kansas and Missouri completed the NCQA survey process in November 2003 and awaits its decision.

AAHC/URAC performs reviews of standards for utilization management, and for health plan standards in quality management, credentialing, rights and responsibilities, and network management. Several markets have achieved URAC health plan accreditation for all HMO products: Humana Medical Plan, Inc. in north Florida, south Florida, central Florida (Daytona, Tampa and Orlando), and Humana Health Plan, Inc. in Kansas. The Atlanta market has URAC utilization management accreditation for HMO and PPO product lines. AAHC/URAC utilization management accreditation was received by Humana Military Healthcare Services, Inc., which administers the TRICARE program and for the Green Bay service center.

Some of our HMO entities are unaccredited because we sought accreditation only where regulatory requirements were in place, such as in Florida, which requires accreditation for HMO licensing, or in market areas where commercial groups use it as part of the criteria for choosing carriers. We are piloting ISO 9001:2000 certification as an alternative to accreditation. ISO is the international standards organization, which has developed an international commercial set of certifications as to quality and process, called ISO 9001:2000. At this time, the following clinical programs have received ISO registration: transplant management, centralized clinical operations providing personal nurse services, pharmacy management, and disease management.

Sales and Marketing

Individuals become members of our commercial HMOs and PPOs through their employers or other groups which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of the employees or members. Beginning in June 2002, we also offer health insurance products to individuals.

We use various methods to market our commercial, Medicare+Choice and Medicaid products, including television, radio, the Internet, telemarketing, and direct mailings. At December 31, 2003, we used approximately 38,000 licensed independent brokers and agents and approximately 220 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume.

At December 31, 2003, we employed approximately 1,280 sales representatives, who are each paid a salary and/or per member commission, to market our Medicare+Choice and Medicaid products in the continental United States. We also employed approximately 380 telemarketing representatives who assisted in the marketing of Medicare+Choice and Medicaid products by making appointments for sales representatives with prospective members.

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

Competition

The health benefits industry is highly competitive and contracts for the sale of commercial products are generally bid or renewed annually. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers is, or may be, influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other providers, utilization review, claims processing, administrative efficiency, relationships with agents, quality of customer service, and accreditation results.

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

Enforcement of health care fraud and abuse laws has become a top priority for the nation’s law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare+Choice, Medicaid, and the Federal Employee Health Benefits Program, or FEHBP. We participate extensively in these programs and have continued our stringent regulatory compliance efforts for these programs. The programs are subject to very technical rules. When combined with law enforcement intolerance for any level of noncompliance, these rules mean that compliance efforts in this area continue to be challenging.

We are subject to various governmental audits, investigations, and enforcement actions. These include possible government actions relating to the Employee Retirement Income Security Act, as amended, or ERISA, FEHBP, federal and state fraud and abuse laws, and other laws relating to Medicare+Choice, including adjusted community rating development, special payment status, and various other areas. Adjusted community rating development is the government-defined rating formula used to explain the Medicare+Choice benefits we offer individuals eligible for Medicare benefits based on a particular community and certain other factors. Special payment status refers to, among others, Medicare+Choice members who are institutionalized, Medicaid-eligible, or members who have contracted end-stage renal disease. The Medicare+Choice plan receives a higher payment for members who qualify for one or more of these statuses. We are currently involved in various government investigations, audits and reviews, some of which are under ERISA, and others under the authority of various states’ departments of insurance. On May 31, 2000, we entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General for the Department of Health and Human Services as part of a settlement of a Medicare overpayment issue arising from an audit by the Office of the Inspector General. Although any of the pending government actions could result in assessment of damages, civil or criminal fines or penalties, and other sanctions against us, including exclusion from participation in government programs, we do not believe the results of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows.

Of our seven licensed and active HMO subsidiaries as of February 1, 2004, five are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. To obtain federal qualification, an HMO must meet certain requirements, including conformance with benefit, rating, and financial reporting standards.

As of February 1, 2004, Humana Medical Plan, Inc., Humana Health Plan of Texas, Inc., and Humana Health Plan, Inc. each hold CMS contracts under the Medicare+Choice program to sell Medicare HMO products in a total of seven states. In addition, Humana Insurance Company holds CMS contracts under a Medicare+Choice program to sell a private fee-for-service product in eleven states and a pilot PPO product in three counties in Florida.

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

Laws in the Commonwealth of Puerto Rico and each of the states in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing and advertising. The HMO, PPO and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance, and our HMOs are audited for compliance with health services standards by respective state departments of health. Most states’ laws require such audits to be performed at least once every three years.

Our licensed subsidiaries are subject to regulation under state insurance holding company and Commonwealth of Puerto Rico regulations. These regulations generally require, among other things, prior approval and/or notice of new products, rates, benefit changes, and certain material transactions, including dividend payments, purchases or sales of assets, intercompany agreements, and the filing of various financial and operational reports.

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2003, we maintained aggregate statutory capital and surplus of $1,086.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $640.4 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at December 31, 2003, each of our subsidiaries would be in compliance, and we would have $381.9 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at December 31, 2003.

Our management works proactively to ensure compliance with all governmental laws and regulations affecting our business.

Health Care Reform

There continue to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system.

Federal

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or DIMA. DIMA makes many significant changes to the Medicare fee-for-service and Medicare+Choice programs, as well as other changes to the commercial health insurance marketplace. Most significantly, DIMA creates a prescription drug benefit for Medicare beneficiaries, establishes a new Medicare Advantage program to replace the Medicare+Choice program, and enacts health savings accounts, or HSAs, for non-Medicare eligible individuals and groups.

In 2004 and 2005, older Americans will be eligible to purchase a discount card. Low-income seniors also will receive an annual subsidy of $600 to further defray drug costs. Distribution of the discount cards is expected in March or April 2004. Beginning in 2006, Medicare beneficiaries will be able to sign up for a stand-alone drug plan or join a private health plan that offers drug coverage. DIMA adds a new payment methodology for private MedicareAdvantage plans in 2004. This methodology provides another basis of payment equal to 100% of Medicare fee-for-service costs and changes the 2% minimum update to include the greater of 2% or the MedicareAdvantage growth rate.

The legislation establishes a new Medicare private health plan program, called MedicareAdvantage, to offer regional PPO options beginning in 2006 and a continuance of HMO, Point-of-Service, PPO (those established prior to December 31, 2005), and Private-Fee-for-Service options in defined, local service areas.

The legislation also includes a provision establishing HSA’s, tax-advantaged savings accounts that can be used to pay for medical expenses incurred by individuals, their spouse, and their dependents.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we have made significant systems enhancements and invested in new technological solutions. The compliance and enforcement date for standard transactions and code sets rules was October 16, 2003. We have continued to be in compliance with this regulation. However, as many providers indicated that they could not yet comply, CMS stated that covered entities making a good faith effort to comply with HIPAA transactions and code-set standards would be allowed to implement contingency plans to maintain their operations and cash flows. On October 15, 2003, we announced implementation of a contingency plan to accept non-compliant electronic transactions from our providers. We will continue to accept and process transactions sent in pre-HIPAA electronic formats from providers who are showing a good-faith effort until all providers and clearinghouses are capable of transmitting fully compliant standards transactions as defined in the HIPAA implementation guidelines or until CMS begins enforcement of the HIPAA Electronic Data Interchange regulations. We believe that the implementation of our contingency plans has minimized any disruptions in our business operations during this transition. However, if entities with which we do business do not ultimately comply with the HIPAA transactions and code set standards, it could result in disruptions of certain of our business operations.

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

State

We continue to encounter regulation on health care claims payment practices at the state level. This legislation and possible future regulation and oversight could expose us to additional liability and penalties. Supplemental legislation includes, among other provisions, claims submission content and electronic submission.

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

Other

Captive Insurance Company

We bear general business risks associated with operating our Company such as professional and general liability, employee workers’ compensation, and officer and director errors and omissions risks. Professional and general liability risks may include, for example, medical malpractice claims and disputes with members regarding benefit coverage. We retain these risks through our wholly-owned, consolidated insurance subsidiary. We reduce exposure to our own general business risks by insuring levels of coverage for losses in excess of our retained limits with a number of third party insurance companies. We remain liable in the event these insurance companies are unable to pay their portion of the losses. In an effort to minimize credit risk, we insure our risks with a number of insurance companies having a long history of strong financial ratings. On January 1, 2002, and again on January 1, 2003, we reduced the amount of coverage purchased from third party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates. We provide a detail of the significant assets and liabilities related to our captive insurance subsidiary in Note 9 to the consolidated financial statements.

Centralized Management Services

We provide centralized management services to each health plan from our headquarters and service centers. These services include management information systems, product administration, financing, personnel, development, accounting, legal advice, public relations, marketing, insurance, purchasing, risk management, actuarial, underwriting, and claims processing.

Employees

As of December 31, 2003, we had approximately 13,700 employees. We have not experienced any work stoppages and believe we have good relations with our employees.

ITEM 2.	PROPERTIES

We own our principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition, as of December 31, 2003, we own buildings in Louisville, Kentucky, and Green Bay, Wisconsin, and lease facilities in Cincinnati, Ohio and Puerto Rico, all of which are used for customer service, enrollment, and claims processing. During 2003, we completed the consolidation of the San Antonio, Texas, Jacksonville, Florida, and Madison, Wisconsin customer service center operations into the remaining four locations. Some of these former service center buildings have been sold or are in the process of being sold. Our Louisville and Green Bay facilities also house other corporate functions.

We also own or lease administrative market offices and medical centers. We no longer operate most of these medical centers but, rather, lease them to their provider operators. The following table lists the location of properties we owned or leased at December 31, 2003:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	2	39	7	50	98
Kentucky	4	1	11	9	25
Illinois	7	2	—	11	20
Texas	—	—	4	14	18
Georgia	—	—	—	14	14
Ohio	—	—	—	13	13
North Carolina	—	—	—	12	12
Puerto Rico	—	—	—	10	10
Wisconsin	—	—	1	8	9
Missouri/Kansas	3	2	—	3	8
Virginia	—	—	—	8	8
Others	1	—	1	40	42

Total	17	44	24	192	277

ITEM 3.	LEGAL PROCEEDINGS

Securities Litigation

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, against PCA and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleged that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. The Court certified a class on May 20, 2003. On August 25, 2003, the parties entered into an agreement to settle the case for the amount of $10.2 million. On November 26, 2003, the settlement received final approval by the Court. A provision for the settlement was previously made in our financial statements during the fourth quarter of 2002. The Company had pursued insurance coverage for this matter from two insurers and has settled the matter with one of the insurers who will pursue coverage against the other insurer.

Managed Care Industry Purported Class Action Litigation

We have been involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. These include a lawsuit against us and nine of our competitors that purports to be brought on behalf of physicians who have treated our members. As a result of action by the Judicial Panel on Multidistrict Litigation (“JPML”), the case was consolidated in the United States District Court for the Southern District of Florida, and has been styled In re Managed Care Litigation.

The plaintiffs assert that we and other defendants improperly paid providers’ claims and “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

On September 26, 2002, the Court granted the plaintiffs’ request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint. On December 8, 2003, the Court denied the motion.

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

On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. The appellate court heard oral argument on September 11, 2003, but no ruling has been issued. Discovery is ongoing, and the Court has set a trial date of September 13, 2004. Also, on January 15, 2004, the Court filed a notice with the JPML that will permit the JPML to decide whether the case should remain in Miami, Florida for trial or be separately remanded for trial to the courts in which the actions were filed prior to their transfer to and consolidation in Miami, Florida. In the case of the Company, that would be the United States District Court for the Western District of Kentucky. In the meantime, two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court.

We intend to continue to defend this action vigorously.

Other

The Academy of Medicine of Cincinnati, the Butler County Medical Society, the Northern Kentucky Medical Society, and several physicians filed antitrust suits in state courts in Ohio and Kentucky against Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross Blue Shield, and United Healthcare of Ohio, Inc., alleging that the defendants violated the Ohio and Kentucky antitrust laws by conspiring to fix the reimbursement rates paid to physicians in the Greater Cincinnati and Northern Kentucky region. Each suit sought class certification, damages and injunctive relief. Plaintiffs cited no evidence that any such conspiracy existed, but based their allegations on assertions that physicians in the Greater Cincinnati region are paid less than physicians in other major cities in Ohio and Kentucky.

On October 23, 2003, we entered into a settlement agreement with the plaintiffs that specified an increase in future reimbursement we pay to a class consisting of physicians in a 12-county area in Southern Ohio and Northern Kentucky over the next three years. We agreed to increase the reimbursement, in the aggregate, subject to certain contingencies, that will increase the amounts paid for physician services over the amounts paid in 2003 as follows: $20 million in 2004, an additional $15 million in 2005 and an additional $10 million in 2006. The agreement also provides for a committee to monitor our contracting practices for the period 2007 through 2010, with reporting to us if any anticompetitive behavior is believed to have occurred. The agreement was approved by the courts on December 30, 2003.

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

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future. On January 1, 2002 and again on January 1, 2003, we reduced the amount of coverage purchased from third party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates.

We do not believe that any pending or threatened legal actions against us or any pending or threatened audits or investigations by state or federal regulatory agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the potential for increased liability for medical negligence arising from claims adjudication, along with the increased litigation that has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions and government audits and investigations could have a material adverse effect on our financial position, results of operations, and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)	Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Tape for each quarter in the years ended December 31, 2003 and 2002:

	High	Low
Year Ended December 31, 2003
First quarter	$10.71	$8.68
Second quarter	$16.00	$9.09
Third quarter	$18.50	$15.30
Fourth quarter	$23.29	$18.42

Year Ended December 31, 2002
First quarter	$13.60	$11.46
Second quarter	$17.09	$13.57
Third quarter	$15.04	$11.35
Fourth quarter	$14.15	$9.87

b)	Holders of our Capital Stock

As of March 1, 2004, there were approximately 6,300 holders of record of our common stock.

c)	Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we plan to retain our earnings for future operations and growth of our businesses.

d)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 6.	SELECTED FINANCIAL DATA

	2003(a)	2002(b)(c)	2001	2000	1999(d)
	(in thousands, except per share results, membership and ratios)
Summary of Operations
Revenues:
Premiums	$11,825,283	$10,930,397	$9,938,961	$10,394,631	$9,958,582
Administrative services fees	271,676	244,396	137,090	86,298	97,940
Investment and other income	129,352	86,388	118,835	115,021	155,013

Total revenues	12,226,311	11,261,181	10,194,886	10,595,950	10,211,535

Operating expenses:
Medical	9,879,421	9,138,196	8,279,844	8,781,998	8,533,090
Selling, general and administrative	1,858,028	1,775,069	1,545,129	1,524,799	1,466,181
Depreciation and amortization	126,779	120,730	161,531	146,548	123,858
Goodwill impairment and other expenses	—	—	—	—	459,852

Total operating expenses	11,864,228	11,033,995	9,986,504	10,453,345	10,582,981

Income (loss) from operations	362,083	227,186	208,382	142,605	(371,446)
Interest expense	17,367	17,252	25,302	28,615	33,393

Income (loss) before income taxes	344,716	209,934	183,080	113,990	(404,839)
Provision (benefit) for income taxes	115,782	67,179	65,909	23,938	(22,419)

Net income (loss)	$228,934	$142,755	$117,171	$90,052	$(382,420)

Basic earnings (loss) per common share	$1.44	$0.87	$0.71	$0.54	$(2.28)

Diluted earnings (loss) per common share	$1.41	$0.85	$0.70	$0.54	$(2.28)

Financial Position
Cash and investments	$2,927,213	$2,415,914	$2,327,139	$2,312,399	$2,785,702
Total assets	5,293,323	4,879,937	4,681,693	4,597,533	4,951,578
Medical and other expenses payable	1,272,156	1,142,131	1,086,386	1,181,027	1,756,227
Debt	642,638	604,913	578,489	599,952	686,213
Stockholders’ equity	1,835,949	1,606,474	1,507,949	1,360,421	1,268,009

Key Financial Indicators
Medical expense ratio	83.5%	83.6%	83.3%	84.5%	85.7%
SG&A expense ratio	15.4%	15.9%	15.3%	14.5%	14.6%

Medical Membership by Segment
Commercial:
Fully insured	2,352,800	2,340,300	2,301,300	2,545,800	3,083,600
Administrative services only	712,400	652,200	592,500	612,800	648,000
Medicare supplement	—	—	—	—	44,500

Total Commercial	3,065,200	2,992,500	2,893,800	3,158,600	3,776,100

Government:
Medicare+Choice	328,600	344,100	393,900	494,200	488,500
Medicaid	468,900	506,000	490,800	575,600	616,600
TRICARE	1,849,700	1,755,800	1,714,600	1,070,300	1,058,000
TRICARE ASO	1,057,200	1,048,700	942,700	—	—

Total Government	3,704,400	3,654,600	3,542,000	2,140,100	2,163,100

Total Medical Membership	6,769,600	6,647,100	6,435,800	5,298,700	5,939,200

Commercial Specialty Membership
Dental	1,147,400	1,094,600	1,123,300	1,148,100	1,146,000
Other	520,700	545,400	571,300	678,900	1,333,100

Total specialty membership	1,668,100	1,640,000	1,694,600	1,827,000	2,479,100

(a)	Includes expenses of $30.8 million pretax ($18.8 million after tax, or $0.12 per diluted share) for the writedown of building and equipment and software abandonment expenses. These expenses were partially offset by a gain of $15.2 million pretax ($10.1 million after tax, or $0.06 per diluted share) for the sale of a venture capital investment. The net impact of these items reduced pretax income by $15.6 million ($8.7 million after tax, or $0.05 per diluted share).
(b)	Includes expenses of $85.6 million pretax ($58.2 million after tax, or $0.35 per diluted share) for severance and facility costs related to reducing our administrative cost structure with the elimination of three customer service centers and an enterprise-wide workforce reduction, reserves for liabilities related to a previous acquisition and the impairment in the fair value of certain private debt and equity investments.
(c)	As described in Note 2 to our consolidated financial statements included herein, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. We ceased amortizing goodwill upon adopting Statement 142 on January 1, 2002. Note 5 identifies goodwill amortized in 2001 and the estimated impact on our reported net income and earnings per common share had amortization been excluded from 2001 results.
(d)	Includes expenses of $584.8 million pretax ($499.3 million after tax, or $2.97 per diluted share) primarily related to goodwill impairment, losses on non-core asset sales, professional liability reserve strengthening, premium deficiency and medical reserve strengthening.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions, including, among other things, information set forth in the “Cautionary Statements” section of this document. Because our pending acquisition has not yet occurred, these forward looking statements exclude its impact. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2003 revenues of $12.2 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of December 31, 2003, we had approximately 6.8 million members in our medical insurance programs, as well as approximately 1.7 million members in our specialty products programs. In 2003, approximately 70% of our premiums and administrative services fees resulted from members located in Florida, Illinois, Texas, Kentucky, and Ohio. During 2003, we derived approximately 42% of our premiums and administrative services fees from contracts with the federal government including two federal government contracts with the Department of Defense to provide health insurance coverage to TRICARE beneficiaries and our contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for our Medicare+Choice members.

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare+Choice, Medicaid, and TRICARE. Our Government segment has produced consistent profits and relatively stable margins for many years. Our business strategy largely revolves around increasing our Commercial segment profitability while building on our existing strength in the Government segment.

Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of innovative and consumer-choice product designs which are supported by service excellence and industry-leading electronic capabilities, including education, tools and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of fast rising health care costs for their employees. Although enrollment in our Smart products is a relatively modest 130,000 members at December 31, 2003, we believe that substantial growth in these products, which may be competitively priced to produce higher margins, is the key for our continuing improvement in the Commercial segment. January 2004 sales were approximately 70,000 in our Smart products.

Other important elements which impact our Commercial segment profitability are the competitive pricing environment and market conditions. With respect to pricing, there is the balancing act between sustaining or increasing underwriting margins versus achieving enrollment growth. With respect to market conditions, there is the impact of economies of scale on administrative overhead. As a result of the decline in popularity of tightly managed HMOs and intensive utilization review procedures, medical costs become increasingly comparable among the larger competitors, with product design and consumer involvement then becoming the more important drivers of medical services consumption. As a result, administrative expense efficiency is becoming a primary driver of commercial margin sustainability. In line with that philosophy, we continue to reduce our administrative expense structure, realize administrative expense savings through technology tools, and look at acquisition opportunities that align with our geographic presence and Commercial strategy.

In December 2003, we announced that we had reached a definitive agreement with the Ochsner Clinic Foundation of New Orleans, Louisiana to acquire Ochsner Health Plan. We believe that this acquisition will enhance our presence in the Southern United States, an area growing in population and commercial activity. In addition to creating a new Humana market in New Orleans, the Ochsner Health Plan acquisition is expected to facilitate sales opportunities in our existing Houston market and is anticipated to make us more attractive to national accounts.

In our Government segment, there were two significant developments in 2003. First, in August 2003, our subsidiary, Humana Military Healthcare Services, or HMHS, was awarded the Department of Defense’s TRICARE contract to support healthcare delivery to active duty and retired service members and their families in the South Region beginning in 2004. The South Region is one of the three regions in the United States as defined by the Department of Defense’s new contract alignment. Under the terms of the award, HMHS will be the Managed Care Support Contractor serving approximately 2.8 million TRICARE beneficiaries in Tennessee, South Carolina, Georgia, Alabama, Mississippi, Florida, Arkansas, Louisiana, Oklahoma and Texas. Most importantly, procurement of the South Region contract positions us to continue our TRICARE operating margins consistent with the levels we have enjoyed since beginning the TRICARE program in July 1996.

Second, in December 2003 President Bush signed Medicare modernization legislation that provides stabilization funding for the Medicare+Choice program and may provide longer-term opportunities for Humana, including the potential to (1), expand the Company’s current Medicare+Choice market presence, (2), become a MedicareAdvantage Regional PPO, (3), add an Interim Drug Discount Card, and (4), become a Prescription Drug Standalone Plan. We are evaluating these potential opportunities and anticipate completing our analysis during 2004. We believe the new Medicare legislation demonstrates the federal government’s financial commitment to the private payor program and the commitment to providing health benefits and options to seniors, which should translate to stable, if not increasing, participation from Humana in this sector.

During 2003, our revenue increased by almost $1 billion to $12.2 billion versus $11.3 billion the previous year. 80% of the revenue increase was derived from our Commercial segment, primarily a result of underwriting our premiums commensurate with underlying medical cost inflation. The leveraging of this increase in underwriting dollars in excess of administrative and overhead expenses was the primary driver of the increase in our commercial and consolidated pretax profits. During the second quarter of 2003, we completed a transition from seven service centers to four, which has resulted in continuing administrative efficiencies.

Cash flows from operations generated $413.1 million during 2003, $44.1 million of which was used to purchase 3.7 million shares of our common stock at an average price of $12.03 per share. We invested $101.3 million on capital expenditures during 2003.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain critical accounting principles and estimates impact our financial statements.

Pending Acquisition

In December 2003, we reached a definitive agreement to purchase Ochsner Health Plan from Ochsner Clinic Foundation having approximately 152,000 Commercial medical members, primarily in fully insured large group accounts, and approximately 36,000 members in the Medicare+Choice program. This transaction, which is subject to state regulatory approval, is expected to close in the second quarter of 2004.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continuously evaluate our estimates and those critical accounting policies related primarily to medical cost and revenue recognition as well as accounting for impairments related to our investment securities, goodwill, and long-lived assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results ultimately may differ from those estimates. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Medical Expense Recognition

Medical expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our medical and other expenses payable as follows:

	December 31, 2003	Percentage of Total	December 31, 2002	Percentage of Total
	(dollars in thousands)
IBNR	$1,034,858	81.3%	$863,432	75.6%
Reported claims in process	183,962	14.5%	197,722	17.3%
Pharmacy and other medical expenses payable	53,336	4.2%	80,977	7.1%

Total medical and other expenses payable	$1,272,156	100.0%	$1,142,131	100.0%

Estimating IBNR is complex, involves a significant amount of judgment and represents a material portion of our medical and other expenses payable. Accordingly, it represents a critical accounting estimate. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position. For example, a 100 basis point, or 1 percent, change in the estimate of our medical and other expenses payable at December 31, 2003, which represents approximately 40% of total liabilities, would require an adjustment of approximately $13 million in a future period in which a revision in the estimate became known.

We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels or known changes in claim payment processes. The completion factor is a calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and weekday seasonality.

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation.

Medical cost trends potentially are more volatile than other segments of the economy. The drivers of medical cost trends include increases in the utilization of hospital and physician services, prescription drugs, and new medical technologies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, and epidemics also may impact medical cost trends. Additionally, as we realign our commercial strategy, we continue to reduce the level of traditional utilization management functions such as pre-authorization of services, monitoring of inpatient admissions, and requirements for physician referrals. Other internal factors such as system conversions and claims processing interruptions also may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. All of these factors are considered in estimating IBNR and in estimating the per member per month claims trend for purposes of determining the reserve for the most recent three months. Each of these factors requires significant judgment by management.

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2003 data:

Completion Factor (a):		Claims Trend Factor (b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical and Other Expenses Payable	(Decrease) Increase in Factor	Increase (Decrease) in Medical and Other Expenses Payable
(dollars in thousands)
(3%)	$136,000	(3%)	$(59,000)
(2%)	$88,000	(2%)	$(41,000)
(1%)	$43,000	(1%)	$(22,000)
1%	$(40,000)	1%	$14,000
2%	$(79,000)	2%	$33,000
3%	$(116,000)	3%	$51,000

(a)	Reflects estimated potential changes in medical and other expenses payable caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in medical and other expenses payable caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

Most medical claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”, which causes less than 2% of our medical and other expenses payable as of the end of any given period to be outstanding for more than 12 months. As such, we expect that substantially all of the 2003 estimate of medical and other expenses payable will be known and paid during 2004.

Our reserving practice is to consistently recognize the actuarial best point estimate within a level of confidence required by actuarial standards. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a greater probability of being adequate versus being insufficient, or such that the liabilities established for IBNR are sufficient to cover obligations under an assumption of moderately adverse conditions. Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of the estimate. Therefore, in many situations, the claim amounts ultimately settled will be less than the estimate that satisfies the actuarial standards of practice.

IBNR established in connection with our TRICARE contracts is typically more difficult to estimate than with our other operations, as a result of having more variables which impact the estimate. Such variables include continual changes in the number of eligible beneficiaries, changes in the utilization of military treatment facilities and changes in levels of benefits versus the original contract provisions. Many of these variables are impacted significantly by an increase or decrease in military activity involving the United States armed forces.

Our TRICARE contracts contain risk-sharing provisions with the Department of Defense and with subcontractors, which effectively limit profits and losses when actual claim experience varies from the medical claim amounts included in our annual bids. Additionally, other factors impacting medical claims expenses such as changes in the number of eligible beneficiaries and changes in the level of usage of military treatment facilities result in equitable revenue adjustments through the change order and bid price adjustment process. As a result of the above contract provisions, the impact of changes in estimates for prior year TRICARE medical claims payable on our results of operations is reduced substantially, whether positive or negative.

The following table provides a reconciliation of changes in medical and other expenses payable for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Balances at January 1	$1,142,131	$1,086,386	$1,181,027
Acquisitions	—	—	85,052
Incurred related to:
Current year	9,955,491	9,125,915	8,303,256
Prior years	(76,070)	12,281	(23,412)

Total incurred	9,879,421	9,138,196	8,279,844

Paid related to:
Current year	(8,710,393)	(8,002,610)	(7,291,541)
Prior years	(1,039,003)	(1,079,841)	(1,167,996)

Total paid	(9,749,396)	(9,082,451)	(8,459,537)

Balances at December 31	$1,272,156	$1,142,131	$1,086,386

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development). Positive amounts reported for incurred related to prior years result from claims ultimately being settled for amounts greater than originally estimated (unfavorable development).

As summarized in the previous table, claim reserve balances at December 31, 2000 ultimately settled during 2001 for $23.4 million less than the amounts originally estimated, representing 0.3% of medical claim expenses recorded in 2000. During 2002, claim reserve balances at December 31, 2001 ultimately settled for $12.3 million more than the amounts originally estimated, representing 0.1% of medical claim expenses recorded in 2001. This $35.7 million increase in the amounts incurred related to prior years was substantially all attributable to our TRICARE operations and resulted primarily from enhanced benefits enacted for TRICARE beneficiaries as a result of Congressional legislation, the impact of which was not fully determinable at December 31, 2001. As these additional medical expenses were recognized during 2002, we also recognized and received commensurate revenues from the Department of Defense as a result of change orders and bid price adjustments, or BPAs.

During 2003, claim reserve balances at December 31, 2002 ultimately settled for $76.1 million less than the amounts originally recorded, representing 0.8% of medical claim expenses recorded in 2002. This $88.4 million decline in the amounts incurred related to prior years consists of $68.3 million attributable to our TRICARE operations with the remaining $20.1 million primarily resulting from fourth quarter 2002 utilization in our commercial medical products ultimately being lower than originally estimated. The $68.3 million increase in TRICARE incurred related to prior years resulted from establishing the reserves resulting from the enhanced benefits for TRICARE beneficiaries as discussed above as well as lower than originally estimated utilization of medical services by TRICARE beneficiaries in the second half of 2002.

Revenue Recognition

We generally establish one-year contracts with commercial employer groups, subject to cancellation by the employer group’s 30-day written notice. Our contracts with federal or state governments are generally multi-year contracts subject to annual renewal provisions with the exception of our Medicare+Choice contracts with the federal government which renew annually. Our commercial contracts establish rates on a per member basis for each month of coverage. Except for TRICARE contracts discussed in the following section, our government contracts also establish monthly rates per member but may have additional amounts due to us based on items such as age, working status, or specific health issues of the member.

Premium revenues and ASO fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for, estimated changes in an employer’s enrollment and customers that ultimately may fail to pay. Enrollment changes not yet reported by an employer group, an individual, or the government, also known as retroactive membership adjustments, are based on historical trends. We monitor the collectibility of specific accounts, the aging of receivables, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.

We bill and collect premium and ASO fee remittances from employer groups, the federal and state governments, and individual Medicare+Choice members monthly. Premium and ASO fee receivables are presented net of allowances for estimated uncollectible accounts and retroactive membership adjustments. Premiums and ASO fees received prior to the period members are entitled to receive services are recorded as unearned revenues.

TRICARE Revenues

Base premium revenues as originally specified in our TRICARE contracts are recognized ratably throughout each contract year as eligible beneficiaries are entitled to receive services. TRICARE revenues also include amounts recoverable from the federal government as a result of BPAs and change orders.

Under our TRICARE contracts, we retain the financial risk of contractual discounts in the provider networks, same-store utilization of services, and administrative overhead. However, the federal government retains the financial risk associated with changes in usage levels at military treatment facilities, or MTFs, changes in the number of persons eligible for TRICARE benefits, and medical unit cost inflation. BPAs are utilized to retroactively adjust premium revenues for the impact of the items for which the federal government retains risk. We work closely with the federal government to obtain and review eligibility and MTF workload data, and to quantify and negotiate amounts recoverable or payable under our contractual BPA requirements. We record revenues applicable to BPAs when these amounts are determinable and the collectibility is reasonably assured. Because final settlement of BPAs occurs only at specified intervals, typically in excess of 6 months after the end of a contract year for our largest regions, cumulative amounts receivable or payable under BPAs may be outstanding in excess of a year. Amounts receivable or payable within a year are classified as premiums receivable or trade accounts payable and accrued expenses, respectively, in our consolidated balance sheets. Amounts receivable or payable for longer than one year are classified as other long-term assets or other long-term liabilities, respectively. The increase in activity and deployments surrounding military conflicts in the Middle East has significantly impacted BPA activity in recent years.

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

Total TRICARE premium and ASO fee receivables were as follows at December 31, 2003 and 2002:

	2003	2002
	(in thousands)
TRICARE premiums receivable:
Base receivable	$254,688	$190,339
Bid price adjustments (BPAs)	92,875	104,044
Change orders	7,073	1,400

Subtotal	354,636	295,783
Less: long-term portion of BPAs	(38,794)	(86,471)

Total TRICARE premiums receivable	$315,842	$209,312

TRICARE ASO fees receivable:
Base receivable	$—	$7,205
Change orders	11,968	56,230

Total TRICARE ASO fees receivable	$11,968	$63,435

Our TRICARE contracts also contain risk-sharing provisions with the federal government to minimize any losses and limit any profits in the event that medical costs for which we are at risk differ from the levels targeted in our contracts. Amounts receivable from the federal government under such risk-sharing provisions are included in the BPA receivable above, while amounts payable to the federal government under these provisions of approximately $17.3 million at December 31, 2003 are included in medical and other expenses payable in our consolidated balance sheets.

Investment Securities

Investment securities totaled $1,995.8 million, or 38% of total assets at December 31, 2003. Debt securities totaled $1,960.6 million, or 98% of our total investment portfolio. More than 94% of our debt securities were of investment-grade quality, with an average credit rating of AA by Standard & Poor’s at December 31, 2003. Most of the debt securities that are below investment grade are rated at the higher end (B or better) of the non-investment grade spectrum. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Duration is indicative of the relationship between changes in market value to changes in interest rates, providing a general indication of the sensitivity of the fair values of our debt securities to changes in interest rates. However, actual market values may differ significantly from estimates based on duration. The average duration of our debt securities was approximately 3.5 years at December 31, 2003. Based on this duration, a 1% increase in interest rates would generally decrease the fair value of our debt securities by approximately $70 million.

Our investment securities are categorized as available for sale and, as a result, are stated at fair value. Fair value of publicly traded debt and equity securities are based on quoted market prices. Non-traded debt securities are priced independently by a third party vendor. Fair value of venture capital debt securities that are privately held, or where an observable quoted market price does not exist, are estimated using a variety of valuation methodologies. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity until realized from a sale or impairment.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003, included the following:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$251,218	$(2,125)	$—	$—	$251,218	$(2,125)
Tax exempt municipal securities	90,705	(1,566)	21,979	(494)	112,684	(2,060)
Corporate and other securities	121,184	(3,674)	714	(4)	121,898	(3,678)
Mortgage-backed securities	47,060	(1,295)	—	—	47,060	(1,295)
Redeemable preferred stocks	—	—	21,348	(734)	21,348	(734)

Debt securities	510,167	(8,660)	44,041	(1,232)	554,208	(9,892)
Equity securities	—	—	7,162	(285)	7,162	(285)

Long-term investment securities	$510,167	$(8,660)	$51,203	$(1,517)	$561,370	$(10,177)

We regularly evaluate our investment securities for impairment. We consider factors affecting the investee, factors affecting the industry the investee operates within, and general debt and equity market trends. We consider the length of time an investment’s fair value has been below carrying value, the near term prospects for recovery to carrying value and our intent and ability to hold the investment until maturity or market recovery is realized. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value through earnings. The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our expectations; facts and circumstances factored into our assessment may change with the passage of time; or we may decide to subsequently sell the investment. The determination of whether a decline in the value of an investment is other than temporary requires us to exercise significant diligence and judgment. The discovery of new information and the passage of time can significantly change these judgments. The status of the general economic environment and significant changes in the national securities markets influence the determination of fair value and the assessment of investment impairment.

Unrealized losses at December 31, 2003 resulted from 96 positions. Less than 3% of the carrying value of our consolidated investment securities have been in an unrealized loss position greater than one year. The unrealized losses at December 31, 2003 generally can be attributed to changes in interest rates. All securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary.

We recorded impairment losses of $3.2 million in 2003, $27.2 million in 2002, and $2.4 million in 2001 after an evaluation indicated that a decline in fair value below the cost basis was other than temporary.

Goodwill and Long-lived Asset

At December 31, 2003, goodwill and other long-lived assets represented 23% of total assets and 65% of total stockholders’ equity.

In accordance with the adoption of an accounting standard on January 1, 2002, as discussed in Note 2 to the consolidated financial statements, goodwill is no longer amortized but must be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of fully and self-insured medical and specialty. The Government segment’s three reporting units consist of Medicare+Choice, TRICARE and Medicaid. Goodwill was assigned to the reporting unit that was expected to benefit from a specific acquisition. If goodwill was expected to benefit multiple reporting units, we allocated goodwill in connection with our transitional impairment test as of January 1, 2002 based upon the reporting units’ relative fair value. This process resulted in the allocation of $633.2 million of goodwill to the Commercial segment and $143.7 million of goodwill to the Government segment.

Our strategy, long-range business plan, and annual planning process supports our goodwill impairment tests. These tests are based primarily on an evaluation of future discounted cash flows under several scenarios. We used a range of discount rates that correspond to our weighted-average cost of capital. Key assumptions including changes in membership, premium yields, medical cost trends and certain government contract extensions are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected.

Long-lived assets consist of property and equipment and other intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation for these assets. We recognized losses due to impairment and accelerated depreciation from changes in estimated useful life of $30.8 million in 2003, $2.4 million in 2002 and none in 2001. See Note 4 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or the FAQ, issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The provisions of SAB 104 do not have an impact on our current revenue recognition policies.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R incorporates much of the guidance previously issued in the form of FASB Staff Positions.

For all special purpose entities (“SPEs”) created prior to February 1, 2003, public entities must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. If a public entity applies FIN 46 for such period, the provisions of FIN 46-R must be applied as of the end of the first interim or annual reporting period ending after March 15, 2004. For all non-SPEs created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities were already required to apply the provisions of FIN 46, and should continue doing so unless they elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to early adopt FIN 46-R, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004.

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any SPE transactions. The adoption of FIN 46 or FIN 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

Comparison of Results of Operations for 2003 and 2002

Certain financial data for our two segments was as follows for the years ended December 31, 2003 and 2002:

			Change
	2003	2002	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$6,240,806	$5,499,033	$741,773	13.5%
Specialty	320,206	337,295	(17,089)	(5.1)%

Total Commercial	6,561,012	5,836,328	724,684	12.4%

Medicare+Choice	2,527,446	2,629,597	(102,151)	(3.9)%
TRICARE	2,249,725	2,001,474	248,251	12.4%
Medicaid	487,100	462,998	24,102	5.2%

Total Government	5,264,271	5,094,069	170,202	3.3%

Total	$11,825,283	$10,930,397	$894,886	8.2%

Administrative services fees:
Commercial	$122,846	$103,203	$19,643	19.0%
Government	148,830	141,193	7,637	5.4%

Total	$271,676	$244,396	$27,280	11.2%

Income (loss) before income taxes:
Commercial	$121,010	$(15,174)	$136,184	897.5%
Government	223,706	225,108	(1,402)	(0.6)%

Total	$344,716	$209,934	$134,782	64.2%

Medical expense ratios:
Commercial	82.9%	83.5%		(0.6)
Government	84.3%	83.8%		0.5

Total	83.5%	83.6%		(0.1)

SG&A expense ratios:
Commercial	16.9%	18.0%		(1.1)
Government	13.4%	13.5%		(0.1)

Total	15.4%	15.9%		(0.5)

Medical membership was as follows at December 31, 2003 and 2002:

			Change
	2003	2002	Members	Percentage
Commercial segment medical members:
Fully insured	2,352,800	2,340,300	12,500	0.5%
ASO	712,400	652,200	60,200	9.2%

Total Commercial	3,065,200	2,992,500	72,700	2.4%

Government segment medical members:
Medicare+Choice	328,600	344,100	(15,500)	(4.5)%
Medicaid	468,900	506,000	(37,100)	(7.3)%
TRICARE	1,849,700	1,755,800	93,900	5.3%
TRICARE ASO	1,057,200	1,048,700	8,500	0.8%

Total Government	3,704,400	3,654,600	49,800	1.4%

Total medical membership	6,769,600	6,647,100	122,500	1.8%

Overview

Net income was $228.9 million, or $1.41 per diluted share, in 2003 compared to net income of $142.8 million, or $0.85 per diluted share, in 2002. The increase in earnings resulted primarily from significant improvement in operating earnings for the Commercial segment and a decrease in expenses for asset impairments and other unusual items.

Premium Revenues and Medical Membership

Premium revenues increased 8.2%, to $11.8 billion, for 2003 compared to $10.9 billion for 2002. Higher premium revenues resulted primarily from increases in fully insured commercial per member premiums and an increase in TRICARE premiums. Items impacting per member premiums include changes in premium and government reimbursement rates, as well as changes in geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Commercial segment premium revenues increased 12.4%, to $6.6 billion, for 2003 compared to $5.8 billion for 2002. This improvement resulted primarily from increases in per member premiums in the 12% to 14% range for 2003 on our fully insured commercial business. Additionally, our fully insured commercial medical membership increased 0.5% or 12,500 members, to 2,352,800 at December 31, 2003 compared to 2,340,300 at December 31, 2002.

We anticipate 2004 Commercial fully insured per member premiums will increase approximately 8% to 10%. This reduction in the rate of increase in Commercial fully insured per member premiums is expected to occur as a result of a changing mix of business, reductions in the level of benefits purchased by our customers, and a more competitive pricing environment. The change in the mix of business, which is expected to result from growth in our individual products and changes in the products purchased by our large group customers, and reductions in the level of benefit purchased will result in a commensurate reduction in medical cost trends. We expect Commercial fully insured and ASO medical membership to achieve a combined increase for all of 2004 of between 6% and 9%, with most of the growth occurring in the ASO business.

Government segment premium revenues increased 3.3%, to $5.3 billion, for 2003 compared to $5.1 billion for 2002. This increase primarily was attributable to our TRICARE business, partially offset by a reduction in our Medicare+Choice membership. Rates were increased upon annual renewal of our base TRICARE contract and led to an increase in TRICARE premium revenues of $248.3 million, or 12.4%, compared to 2002. Medicare+Choice membership was 328,600 at December 31, 2003 compared to 344,100 at December 31, 2002, a decline of 15,500 members, or 4.5%. This decline resulted as we exited several counties in some of our markets effective January 1, 2003 and general attrition in certain markets as a result of annual changes to benefit designs. Per member premiums increased in the 4% to 6% range for 2003. Due to DIMA, we are expecting a return to growth, with MedicareAdvantage membership increasing to approximately 340,000 to 360,000 members by the end of 2004 and increases in per member premiums in the range of 8% to 10%.

Administrative Services Fees

Administrative services fees for 2003 were $271.7 million, an increase of $27.3 million from $244.4 million for 2002. For the Commercial segment, administrative services fees increased $19.6 million, or 19.0%, to $122.8 million. This increase corresponds to the higher level of ASO membership at December 31, 2003, which was 712,400 members, compared to 652,200 members at December 31, 2002 and also reflects an increase in the average fees received per member. Administrative services fees for the Government segment increased $7.6 million when comparing 2003 to 2002. This increase resulted from contractual adjustments related to TRICARE for Life, a program for seniors in which we provide medical benefit administrative services.

Investment and Other Income

Investment and other income totaled $129.4 million in 2003, an increase of $43.0 million from $86.4 million in 2002. This increase resulted primarily from an increase in net realized capital gains due to a $15.2 million gain from the sale of a venture capital investment and lower investment impairment losses, a result of an improving market. We recorded investment impairment losses of $3.2 million in 2003 compared to $27.2 million in 2002. Higher average invested balances offset lower interest rates. The average yield on investment securities was 3.5% in 2003, declining from 4.6% in 2002.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio (MER), for 2003 were 83.5%, decreasing 10 basis points from 83.6% for 2002.

The Commercial segment medical expense ratio for 2003 was 82.9%, decreasing 60 basis points from 83.5% for 2002. The improvement in the MER primarily resulted from per member premium rate increases in excess of medical cost trends for our large group customers and the attrition of groups with higher medical expense ratios. We expect the Commercial segment MER to increase between 100 to 130 basis points in 2004 primarily due to competitive pricing pressures and the pass through of increased administrative expense efficiencies to customers in the form of lower rates.

The Government segment medical expense ratio for 2003 was 84.3%, increasing 50 basis points from 83.8% for 2002. This increase primarily was attributable to TRICARE as a result of having a higher level of BPA activity in the prior year.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, decreased 50 basis points in 2003 primarily because of a decrease in severance and related employee benefit costs of $29.0 million, the absence of 2002 expenses of $30.1 million associated with a contingent contractual provider dispute and other items, offset by an increase in building impairments of $14.8 million.

Increased operating efficiency led to the consolidation of seven service centers into four and an enterprise-wide workforce reduction affecting administrative expenses in both 2003 and 2002 by recording expenses for severance and related employee benefit costs and building impairments. Severance and related employee benefit costs, more fully described in Note 10 to the consolidated financial statements, amounted to $11.2 million in 2003 and $40.2 million in 2002. The 2002 severance amount primarily related to the service center consolidation. Building impairments, more fully described in Note 4 to the consolidated financial statements, amounted to $17.2 million in 2003 and $2.4 million in 2002.

During 2002, we recorded $30.1 million of administrative expenses for a contingent contractual provider dispute and other items associated with our 1997 acquisition of Physician Corporation of America, or PCA. The $30.1 million of expenses in 2002 resulted from three issues. First, on January 28, 2003, we settled a dispute with a provider for $8.3 million primarily regarding old claims of PCA subsidiaries dating prior to Humana’s 1997 acquisition. Second, during the fourth quarter of 2002, as a December 2, 2002 trial date approached, efforts intensified to reach settlement of an old PCA shareholder dispute for periods prior to Humana’s 1997 acquisition of PCA. As a result, we accrued $15.7 million because the loss was probable and the amount could be reasonably estimated. We reversed $1.8 million of this reserve when the final settlement was paid during the third quarter of 2003. Third, in connection with an agreement reached in November 2002, we partially wrote-off a note receivable of $6.1 million from the purchaser of our workers’ compensation business which was sold in 2000. The agreement with the purchaser resulted when a significant customer contract was terminated in the fourth quarter of 2002. We acquired the workers’ compensation business in connection with the 1997 PCA acquisition.

The Commercial and Government segments’ SG&A expense ratios likewise were impacted by the same items described previously. Operational efficiencies gained from completing the consolidation of the service centers and workforce reductions, as well as increases in premiums in excess of inflationary trends on administrative expenses, are expected to decrease the Commercial segment’s SG&A expense ratio to a range of 15.5% to 16.5% and the Government segment’s SG&A expense ratio to a range of 11.0% to 12.0% in 2004.

Depreciation and amortization was $126.8 million in 2003, an increase of $6.1 million, or 5.0%, from $120.7 million in 2002. The increase results from accelerated depreciation of software in 2003 of $13.5 million, as more fully described in Note 4 to the consolidated financial statements, partially offset by lower amortization related to other intangible assets as costs associated with the government contract acquired with the TRICARE 2 and 5 transaction became fully amortized in the second quarter of 2003.

Interest Expense

Interest expense was $17.4 million in 2003, an increase of $0.1 million from $17.3 million in 2002. This increase primarily resulted from higher average outstanding debt due to the issuance of $300 million senior notes in August 2003 offset by lower interest rates.

Income Taxes

Our effective tax rate in 2003 of 33.6% increased 1.6% compared to the 32% effective tax rate in 2002. The increase in the effective tax rate primarily resulted from a lower proportion of tax-exempt investment income to pretax income. During 2002, the Internal Revenue Service completed their audit of all open years prior to 2000 which resulted in a favorable adjustment to the estimated accrual for income taxes of approximately $32.6 million. This was offset by an increase of approximately $24.5 million in the capital loss valuation allowance after we reevaluated probable capital gain realization in the allowable carryforward period based upon our capital gain experience beginning in 2000 and consideration of alternative tax planning strategies. See Note 7 to the consolidated financial statements for a complete reconciliation to the federal statutory rate.

Comparison of Results of Operations for 2002 and 2001

Certain financial data for our two segments was as follows for the years ended December 31, 2002 and 2001:

			Change
	2002	2001	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$5,499,033	$4,941,888	$557,145	11.3%
Specialty	337,295	304,714	32,581	10.7%

Total Commercial	5,836,328	5,246,602	589,726	11.2%

Medicare+Choice	2,629,597	2,909,478	(279,881)	(9.6)%
TRICARE	2,001,474	1,341,557	659,917	49.2%
Medicaid	462,998	441,324	21,674	4.9%

Total Government	5,094,069	4,692,359	401,710	8.6%

Total	$10,930,397	$9,938,961	$991,436	10.0%

Administrative services fees:
Commercial	$103,203	$84,204	$18,999	22.6%
Government	141,193	52,886	88,307	167.0%

Total	$244,396	$137,090	$107,306	78.3%

Income (loss) before income taxes:
Commercial	$(15,174)	$(2,013)	$(13,161)	653.8%
Government	225,108	185,093	40,015	21.6%

Total	$209,934	$183,080	$26,854	14.7%

Medical expense ratios:
Commercial	83.5%	83.1%		0.4
Government	83.8%	83.6%		0.2

Total	83.6%	83.3%		0.3

SG&A expense ratios:
Commercial	18.0%	17.6%		0.4
Government	13.5%	12.8%		0.7

Total	15.9%	15.3%		0.6

Medical membership was as follows at December 31, 2002 and 2001:

			Change
	2002	2001	Members	Percentage
Commercial segment medical members:
Fully insured	2,340,300	2,301,300	39,000	1.7%
ASO	652,200	592,500	59,700	10.1%

Total Commercial	2,992,500	2,893,800	98,700	3.4%

Government segment medical members:
Medicare+Choice	344,100	393,900	(49,800)	(12.6)%
Medicaid	506,000	490,800	15,200	3.1%
TRICARE	1,755,800	1,714,600	41,200	2.4%
TRICARE ASO	1,048,700	942,700	106,000	11.2%

Total Government	3,654,600	3,542,000	112,600	3.2%

Total medical membership	6,647,100	6,435,800	211,300	3.3%

Overview

Net income was $142.8 million, or $0.85 per diluted share, in 2002 compared to net income of $117.2 million, or $0.70 per diluted share, in 2001. The increase in earnings primarily resulted from premium revenues increasing more than operating costs in both our Commercial and Government segments and the non-amortization of goodwill partially offset by expenses for asset impairments and other unusual items.

Premium Revenues and Medical Membership

Premium revenues increased 10.0%, to $10.9 billion, for 2002 compared to $9.9 billion for 2001. Higher premium revenues resulted primarily from significant increases in fully insured commercial per member premiums and an increase in TRICARE premiums. Items impacting per member premiums include changes in premium and government reimbursement rates, as well as changes in geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Commercial segment premium revenues increased 11.2%, to $5.8 billion, for 2002 compared to $5.2 billion for 2001. This increase primarily resulted from increases in fully insured commercial per member premiums in the 12% to 14% range for 2002. Additionally, our fully insured commercial medical membership increased 1.7% or 39,000 members, to 2,340,300 at December 31, 2002 compared to 2,301,300 at December 31, 2001.

Government segment premium revenues increased 8.5%, to $5.1 billion, for 2002 compared to $4.7 billion for 2001. This increase was primarily attributable to our TRICARE business, partially offset by a reduction in our Medicare+Choice membership.

TRICARE premium revenues were $2.0 billion, an increase of $660 million or 49.2% compared to 2001. $334 million of the increase in TRICARE premium revenues is attributable to the acquisition of TRICARE Regions 2 and 5 on May 31, 2001, with the remainder of the increase attributable to the annual increase in our contractually determined base revenues and increases in premium revenues recorded as a result of bid price adjustments, or BPAs, and change orders.

Increasing premium revenues recorded in connection with BPAs resulted from an increase in the number of eligible TRICARE beneficiaries and a decrease in the use of military treatment facilities, or MTFs, by TRICARE beneficiaries. The number of TRICARE beneficiaries increased in 2002 as a result of the events of September 11, 2001, the subsequent build-up of military personnel to support military operations in Afghanistan, and the continuing build-up of military personnel surrounding other international tensions. A decline in the usage of MTFs occurred for some periods after September 11, 2001 when certain MTFs were restricted by the Department of Defense resulting in a greater use of our provider network by retired military personnel and the dependents of both active duty and retired military personnel. Increasing premium revenues recorded in connection with change orders primarily resulted from expanded benefits for TRICARE beneficiaries as mandated by Congress which includes, among other items, a reduction of the beneficiary out-of-pocket maximum cost and the elimination of certain copayments.

Collectively, all of these actions resulted in higher medical expenses during 2002. Since these actions were not originally specified in our contracts, we were entitled to equitable revenue adjustments via the change order and BPA process. We recognized revenues related to these adjustments when the settlement amount became determinable and the collectibility was reasonably assured.

Medicare+Choice premium revenues were $2.6 billion in 2002, a decrease of 9.6% from $2.9 billion in 2001. Medicare+Choice membership was 344,100 at December 31, 2002, compared to 393,900 at December 31, 2001, a decline of 49,800 members, or 12.6%. Medicare+Choice per member premiums increased 5.6% in 2002. The decrease in membership was due to our exit of various counties on January 1, 2002, as well as attrition in certain markets as a result of annual changes to benefit designs.

Administrative Services Fees

Administrative services fees for 2002 were $244.4 million, an increase of $107.3 million from $137.1 million for 2001. For the Commercial segment, administrative services fees increased $19.0 million, or 22.6%, to $103.2 million. This increase corresponds to the higher level of ASO membership at December 31, 2002, which was 652,200 members, compared to 592,500 members at December 31, 2001 and also reflects an increase in the average fees received per member. Administrative services fees for the Government segment increased $88.3 million when comparing 2002 to 2001. The TRICARE Regions 2 and 5 acquisition accounted for $51 million of this increase, with the remainder attributable to the implementation of the TRICARE for Life benefits program effective October 1, 2001. TRICARE for Life is a program for seniors where we provide medical benefit administrative services.

Investment and Other Income

Investment and other income totaled $86.4 million in 2002, a decrease of $32.4 million from $118.8 million in 2001. Net realized losses of $10.1 million in 2002 compared to net realized gains of $13.9 million in 2001. Net realized losses in 2002 included impairment losses of $27.2 million primarily related to privately held venture capital investment securities after an evaluation indicated that a decline in fair value below the cost basis was other than temporary. Lower interest rates also decreased investment income $10.9 million in 2002 compared to 2001. The average yield on investment securities was 4.6% in 2002, declining from 5.1% in 2001.

Medical Expense

The medical expense ratio for 2002 was 83.6%, increasing 30 basis points from 83.3% in 2001.

The Commercial segment medical expense ratio for 2002 was 83.5%, increasing 40 basis points from 83.1% in 2001. This increase primarily was due to the shift in the mix of our fully insured commercial medical membership to a heavier concentration of larger group sizes. Large group commercial membership represented approximately 65% of our fully insured commercial membership at December 31, 2002 compared to 62% at December 31, 2001. Large group membership traditionally experiences a higher medical expense ratio and a lower selling, general and administrative expense ratio than does our small group membership.

The Government segment medical expense ratio for 2002 was 83.8%, increasing 20 basis points from 83.6% in 2001. This increase primarily was attributable to TRICARE. As discussed previously, TRICARE medical expense increased due to expanded benefits for TRICARE beneficiaries mandated by Congress, an increase in eligible beneficiaries, and an increase in the use of Humana’s provider network rather than MTFs. Since these actions were not originally specified in our contracts or were for items that the Department of Defense retains financial risk, we were entitled to equitable revenue adjustments through the change order and BPA processes. These higher medical expenses combined with the associated higher premium revenues resulted in an overall increase in the Government medical expense ratio.

SG&A Expense

The SG&A expense ratio for 2002 was 15.9%, increasing 60 basis points from 15.3% for 2001. This increase primarily resulted from an increase in severance and related employee benefit expenses of $36.0 million, long-lived asset impairments of $2.4 million, and the establishment of reserves for a contingent contractual provider dispute and other items associated with our 1997 acquisition of Physician Corporation of America, or PCA of $30.1 million.

The Commercial segment’s SG&A expense ratio was 18.0% for 2002, increasing 40 basis points from 2001 of 17.6%. This increase was the result of the items discussed above.

The Government segment’s SG&A expense ratio was 13.5% for 2002, increasing 70 basis points compared to 12.8% in 2001. This increase resulted from the items discussed above and a change in the mix of revenues. A higher proportion of revenues was generated from administrative services fees, primarily from the TRICARE Regions 2 and 5 acquisition and the implementation of the TRICARE for Life benefit programs effective October 1, 2001. ASO business carries a much higher SG&A ratio than fully insured business.

Depreciation and amortization was $120.7 million in 2002, a decrease of $40.8 million, or 25.3%, from $161.5 million in 2001. As discussed in Note 2 to the consolidated financial statements, we ceased amortizing goodwill on January 1, 2002 in accordance with adopting a new accounting standard. This decreased goodwill amortization by $55 million. On a comparable basis, depreciation and amortization was $106.5 million in 2001, excluding goodwill amortization expense. The $14.2 million increase in 2002 compared to 2001, as adjusted, resulted from capital expenditures primarily related to our technology initiatives and a full year of amortization of other intangible assets related to the acquisition of TRICARE Regions 2 and 5 on May 31, 2001.

Interest Expense

Interest expense was $17.3 million in 2002, a decrease of $8.0 million from $25.3 million in 2001. This decrease primarily resulted from lower interest rates.

Income Taxes

Our effective tax rate in 2002 of 32% decreased 4% compared to the 36% effective tax rate in 2001. The lower effective tax rate in 2002 primarily resulted from the cessation of non-deductible goodwill amortization on January 1, 2002, partially offset by higher state income taxes and a lower proportion of tax-exempt investment income to pretax income. In addition, during 2002, the Internal Revenue Service completed their audit of all open years prior to 2000, which resulted in a favorable adjustment to the estimated accrual for income taxes of approximately $32.6 million. This was offset by an increase of approximately $24.5 million in the capital loss valuation allowance after we reevaluated probable capital gain realization in the allowable carryforward period based upon our capital gain experience beginning in 2000 and consideration of alternative tax planning strategies. See Note 7 to the consolidated financial statements for a complete reconciliation to the federal statutory rate.

Liquidity

Our consolidated liquidity continued to strengthen in 2003, with cash and cash equivalents increasing to $931.4 million at December 31, 2003 from $721.4 million at December 31, 2002. Because we operate as a holding company, our parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Our parent company liquidity also improved during 2003. Cash, cash equivalents and short-term investments at our parent company amounted to $399.4 million at December 31, 2003, increasing $212.4 million from $187.0 million at December 31, 2002. The primary source for the increase in cash and cash equivalents has been the increase in our net income.

The change in cash and cash equivalents for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	2003	2002	2001
	(in thousands)
Net cash provided by operating activities	$413,140	$321,408	$148,958
Net cash used in investing activities	(373,163)	(128,157)	(118,807)
Net cash provided by (used in) financing activities	170,070	(123,314)	(36,293)

Increase (decrease) in cash and cash equivalents	$210,047	$69,937	$(6,142)

The primary drivers of operating cash flow in our business are premium collections and medical claim payments. Because premiums generally are collected in advance of claims payments by a period up to several months in many instances, our business should normally produce strong cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment, as was the case for us during 2001. The exception to this general rule is the collection of TRICARE BPAs and change orders, which may occur up to six months after the end of a contract year. Other activities that impact our cash flows are the collection of ASO fees and investment income and the payment of operating expenses, interest expense and taxes.

During 2003, our operating cash flows were not substantially impacted by a change in the timing of premium and ASO fee collections or medical claim payments, as both amounts generally increased with inflation and membership growth. However, during 2002, our operating cash flows were negatively impacted by slower cash collections of premium and ASO fee receivables when TRICARE receivables increased by $174 million as detailed in the following table:

	December 31,			Change
	2003	2002	2001	2003	2002
	(in thousands)
TRICARE:
Base receivable	$266,656	$197,544	$166,763	$69,112	$30,781
Bid price adjustments (BPAs)	92,875	104,044	—	(11,169)	104,044
Change orders	7,073	57,630	18,423	(50,557)	39,207

	366,604	359,218	185,186	7,386	174,032
Less: long-term portion of BPAs	(38,794)	(86,471)	—	47,677	(86,471)

TRICARE subtotal	327,810	272,747	185,186	55,063	87,561

Commercial and other	178,577	146,882	148,784	31,695	(1,902)
Allowance for doubtful accounts	(40,400)	(30,178)	(38,539)	(10,222)	8,361

Total net receivables	$465,987	$389,451	$295,431	$76,536	$94,020

TRICARE base receivables, which are collected monthly in the ordinary course of business, increased in 2003 as rates under our base TRICARE contract increased upon the annual renewal of the contracts for Regions 3 and 4 and Regions 2 and 5. Total TRICARE receivables significantly increased from 2001 to 2002 primarily due to change orders and BPAs due to an increase in activity and deployments surrounding military conflicts in the Middle East.

The timing of payments for claims can significantly impact comparisons of our operating cash flows between years. During 2001, operating cash flows were reduced by $132.0 million as a result of our paying down unprocessed claim inventories. Since then, the level of claims inventory has stabilized. The following table presents the estimated valuation and number of unprocessed claims on hand, performance metrics we regularly review. Claims on hand represent the estimated number of provider requests for reimbursement that have been received but not yet processed.

	Estimated Valuation	Claims on Hand	Number of Days Claims On-hand
	(dollars in thousands)
December 31, 2000	$257,400	1,157,900	11.0
December 31, 2001	$125,400	518,100	5.0
December 31, 2002	$92,300	424,200	4.5
December 31, 2003	$109,700	443,000	4.9

Medical and other expenses payable increased during 2003 and 2002 due primarily to medical claims inflation and increases in membership. The timing of claim payments did not significantly impact 2003 or 2002 cash flows from operations. The detail of medical and other expenses payable was as follows at December 31, 2003, 2002, and 2001:

				Change
	2003	2002	2001	2003	2002
	(in thousands)
IBNR(1)	$1,034,858	$863,432	$802,574	$171,426	$60,858
Unprocessed claim inventories(2)	109,700	92,300	125,400	17,400	(33,100)
Processed claim inventories(3)	74,262	105,422	102,622	(31,160)	2,800
Payable to pharmacy benefit administrator and other(4)	53,336	80,977	55,790	(27,641)	25,187

Total medical and other expenses payable	$1,272,156	$1,142,131	$1,086,386	$130,025	$55,745

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Unprocessed claim inventories represent the estimated valuation of claims received but not yet fully processed. Further detail regarding unprocessed claim inventories is provided below.
(3)	Processed claim inventories represent the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff and other medical expenses payable.

The timing of Medicare+Choice premium receipts may significantly impact our cash flows from operations in a particular period as the Medicare+Choice premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we receive this payment at the end of the previous month. Since this amount is significant, the timing of its receipt can cause a material fluctuation in our operating cash flows from period to period. The Medicare+Choice premium receipts for January 2004 of $211.9 million and for January 2003 of $205.8 million were received early in December 2003 and December 2002, respectively, because January 1 is a holiday. This timing accounts for a significant portion of the unearned revenues balance on our consolidated balance sheets at December 31, 2003 and 2002.

Cash Flow from Investing Activities

During 2003, we reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $283.1 million. During 2003, 2002 and 2001, we also made capital expenditures as discussed below.

Cash Flow from Financing Activities

During 2003, we converted our short-term commercial paper debt to long-term borrowings and repurchased common shares as discussed below. The cash used in financing activities in 2002 resulted primarily from common share repurchases while the use of cash in 2001 resulted from reductions in borrowings.

Capital Expenditures

Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $101.3 million in 2003, $112.1 million in 2002, and $115.5 million in 2001. Excluding acquisitions, we expect our total capital expenditures in 2004 to be approximately $100 million, most of which will be used for our technology initiatives and improvement of administrative facilities.

Stock Repurchase Plan

For the year ended December 31, 2003, we acquired 3.7 million of our common shares at an aggregate cost of $44.1 million, or an average of $12.03 per share. Of these shares, 1.4 million were acquired in connection with employee stock plans at an aggregate cost of $23.3 million, or an average of $16.27 per share, and the remaining 2.3 million shares were acquired in open market transactions at an aggregate cost of $20.8 million, or an average of $9.31 per share. In July 2003, the Board of Directors authorized an additional use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. As of February 24, 2004, $94.2 million of the July 2003 authorization remains available for share repurchases.

Debt

Short-term and long-term debt outstanding was as follows at December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$—	$265,000

Long-term debt:
6.30% senior, unsecured notes due 2018, net of unamortized discount of $838 at December 31, 2003	$299,162	$—
7.25% senior, unsecured notes due 2006, net of unamortized discount of $376 at December 31, 2003 and $521 at December 31, 2002	299,624	299,479
Fair value of interest rate swap agreements	12,754	34,889
Deferred gain from interest rate swap exchange	26,175	—

Total senior notes	637,715	334,368
Other long-term borrowings	4,923	5,545

Total long-term debt	$642,638	$339,913

Senior Notes

In order to term-out our short-term debt and take advantage of historically low interest rates, we issued $300 million 6.30% senior notes due August 1, 2018 on August 5, 2003. Our net proceeds, reduced for the cost of the offering, were approximately $295.8 million. The net proceeds were used for general corporate purposes, including the funding of our short term cash needs.

In order to hedge the risk of changes in the fair value of our $300 million 6.30% senior notes and our $300 million 7.25% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. The interest rate swap agreements have the same critical terms as our 6.30% senior notes and our 7.25% senior notes. Changes in the fair value of the 6.30% or 7.25% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate. At December 31, 2003, the variable interest rate was 2.03% for the 6.30% senior notes and 6.26% for the 7.25% senior notes. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. The carrying value of our 7.25% senior notes has been increased $26.2 million by the remaining deferred swap gain balance at December 31, 2003.

At December 31, 2003, the $12.8 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $12.8 million to reflect its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Credit Agreements

We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term-out option. A one-year term-out option converts the outstanding borrowings, if any, under the credit agreement to a one-year term loan upon expiration. The 4-year revolving credit agreement expires in October 2005. In October 2003, we renewed the 364-day revolving credit agreement which expires in October 2004, unless extended.

There were no balances outstanding under either agreement at December 31, 2003 or 2002. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements, and the agreement relating to the conduit commercial paper program described below, contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At December 31, 2003, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

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

At December 31, 2003, we had no direct or indirect (conduit) commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.9 million at December 31, 2003 and $5.5 million at December 31, 2002 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

Shelf Registration

On April 1, 2003, our universal shelf registration became effective with the Securities and Exchange Commission. This allows us to register debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. After the issuance of our $300 million, 6.30% senior notes in August 2003, we have up to $300 million remaining from a total of $600 million under the universal shelf registration. The universal shelf registration allows us to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2003 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
	(in thousands)
Debt(1)	$642,638	$635	$327,163	$1,080	$313,760
Operating leases(2)	257,222	63,392	93,070	54,969	45,791
Purchase and other obligations(3)	48,983	24,344	18,235	4,651	1,753

Total	$948,843	$88,371	$438,468	$60,700	$361,304

(1)	Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of a debt covenant violation is remote.
(2)	We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased, we would have recognized a liability for the financing of these assets. See also Note 13 to the consolidated financial statements.
(3)	Purchase and other obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

Our 5-year and 7-year airplane operating leases provide for a residual value payment of no more than $9.2 million at the end of the lease terms, which expire December 29, 2004 for the 5-year lease and January 1, 2010 for the 7-year lease. We have the right to exercise a purchase option with respect to the leased airplanes or the airplanes can be sold to a third party. If we decide not to exercise our purchase option at the end of the lease, we must pay the lessor a maximum amount of $4.4 million related to the 5-year lease and $4.8 million related to the 7-year lease. The amount will be reduced by the net sales proceeds of the airplanes to a third party. After considering the current fair value of the airplanes, we recorded a $1.5 million provision during 2003 for the exposure from the residual value guarantee. During 2003, we terminated two 5-year airplane leases early. The impact of these transactions was not material.

Indemnifications and Guarantees

Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1), member coverage for which premium payment has been made prior to insolvency; (2), benefits for members then hospitalized until discharged; and (3), payment to providers for services rendered prior to insolvency. Our parent also has guaranteed the obligations of our TRICARE subsidiaries.

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of us, or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Other Liquidity Factors

Our investment-grade credit rating at December 31, 2003 was Baa3 according to Moody’s Investors Services, Inc., or Moody’s, and BBB, according to Standard & Poor’s Corporation, or S&P. A downgrade to Ba2 or lower by Moody’s and BB or lower by S&P would give the counterparties of three of our interest rate swap agreements with a $300 million notional amount, the right, but not the obligation, to cancel the interest rate swap agreement. If cancelled, we would pay or receive an amount based on the fair market value of the swap agreement. Assuming these swap agreements had been cancelled on December 31, 2003, we would have received $8.7 million. Other than the swap agreements, adverse changes in our credit ratings will not create, increase, or accelerate any liabilities. Adverse changes in our credit rating will increase the rate of interest we pay and may impact the amount of credit available to us in the future.

Related Parties

No related party transactions had a material effect on our financial position, results of operations, or cash flows. Certain immaterial related party transactions are discussed in our Proxy Statement for the meeting to be held April 22, 2004—see “Certain Transactions with Management and Others.”

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2003, we maintained aggregate statutory capital and surplus of $1,086.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $640.4 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at December 31, 2003, each of our subsidiaries would be in compliance and we would have $381.9 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at December 31, 2003.

Future Liquidity Needs

Because of the items discussed in this Liquidity section, we believe that funds from future operating cash flows and funds available under our credit agreements and commercial paper program are sufficient to meet short and intermediate-term liquidity needs. We also believe these sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

Market Risk-Sensitive Financial Instruments and Positions

The level of our pretax earnings is subject to risk due to changes in investment income from our fixed income portfolio which is partially offset by both our debt position and the short-term duration of the fixed income investment portfolio.

We evaluated the impact on our investment income and debt expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including, among others, unexpected changes of cash flow into and out of the portfolio, shifts in the asset mix between tax and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points twice, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points once and have changed by less than 100 basis points seven times. LIBOR was 1.15% at December 31, 2003. Our model assumed the maximum possible reduction in LIBOR could not exceed 115 basis points.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
2003
Fixed income portfolio	$(13,105)	$(11,977)	$(9,757)	$9,169	$18,068	$26,844
Debt	5,567	5,567	5,567	(5,567)	(11,134)	(16,700)

Total	$(7,538)	$(6,410)	$(4,190)	$3,602	$6,934	$10,144

2002
Fixed income portfolio	$(21,793)	$(15,708)	$(8,848)	$9,229	$17,253	$24,876
Debt	4,019	4,019	4,019	(4,019)	(8,038)	(12,057)

Total	$(17,774)	$(11,689)	$(4,829)	$5,210	$9,215	$12,819

Government Contracts

Our MedicareAdvantage contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act, or DIMA, was signed into law. DIMA includes provisions that require the 2004 stabilization funding to be directed toward increased reimbursement for providers, increased benefits or access for members, or decreased member premiums. We believe DIMA will open new opportunities for us. However, we do not believe that the benefit to our 2004 financial position, results of operations, or cash flows will be material.

Our current TRICARE contract with the Department of Defense will be in effect until April 30, 2004 for Regions 2 and 5 and until June 30, 2004 for Regions 3 and 4. Each of the contracts is subject to a one-year renewal at the Government’s option. We believe these contracts will continue until the TRICARE transition described below.

On August 21, 2003, the Department of Defense notified us that we were awarded the contract for the South Region, one of three newly-created regions under the government’s revised TRICARE Program. The current TRICARE Regions 3 and 4 will become part of the new South Region along with Region 6, which is currently administered by another contractor. The current Regions 2 and 5 will become part of the North Region, which was awarded to another contractor.

Pursuant to the Department of Defense’s bid process, each of the three awards was subject to protests by unsuccessful bidders of prime contracts, however, none of the protests were successful.

Under the Department of Defense’s current schedule for implementation of the new TRICARE contracts, Regions 2 and 5 will transition to the new North Region for the start of healthcare delivery on July 1, 2004. Regions 3 and 4 will become part of the new South Region for the start of healthcare delivery on August 1, 2004 and Region 6 will become part of our new South Region for the start of healthcare delivery on November 1, 2004. If this schedule is realized, our TRICARE membership is expected to temporarily decline to 1.5 million in July 2004, and is expected to increase to 2.8 million in November 2004. This will also result in a decline in revenues during this period.

In addition, retail pharmacy benefits for TRICARE beneficiaries will be administered separately under the new Department of Defense TRICARE Retail Pharmacy Program. On September 26, 2003, we were notified that we were not awarded the retail pharmacy contract and, later, that our protest of this award decision was not upheld.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005, subject to each party agreeing upon annual rates. In July 2003, we signed amendments to the Puerto Rico Medicaid contracts regarding a premium rate increase for the annual period ending June 30, 2004. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. As of December 31, 2003, Puerto Rico accounted for approximately 84% of our total Medicaid membership.

Other than as described herein, the loss of any of our existing or pending government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

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

Cautionary Statements

This document includes both historical and forward-looking statements. The forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events, trends and uncertainties. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed below. In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results. Our business is highly complicated, regulated and competitive with many different factors affecting results.

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

These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	the Company’s membership mix;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	catastrophes, including acts of terrorism or epidemics;

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	new government mandated benefits or other regulatory changes.

Failure to adequately price our products or estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could decline.

We are in a highly competitive industry. Many of our competitors are more established in the health care industry and have a larger market share and greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the MedicareAdvantage program, in e-commerce insurance or benefit programs and in consumer-directed health plans. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices.

Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among other issues, could affect our membership levels. Other actions that could affect membership levels include the possible exit of or entrance to MedicareAdvantage or Commercial markets. If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets to keep or increase our market share, if membership does not increase as we expect, or if it declines, or if we lose accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

If we fail to effectively implement our operational and strategic initiatives, our business could be materially adversely affected.

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the company for the future. This strategy includes the growth of our Commercial segment business, introduction of new products and benefit designs, including our Smart products, the successful implementation of our e-business initiatives and the selection and adoption of new technologies. We believe that the adoption of new technologies will contribute toward a reduction in administrative costs as we more closely align our workforce with our membership. This alignment is achieved through reductions in workforce or by employing additional people in certain strategic operating areas such as sales and underwriting. Additionally, we have consolidated our service centers and their related systems as part of our operational initiatives. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the company for future growth. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

If we fail to properly maintain the integrity of our data, or to strategically implement new information systems, or to protect our proprietary rights to our systems, our business could be materially adversely affected.

Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to timely and accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our past and on-going acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate, have upgraded and expanded our information systems capabilities, and are gradually migrating existing business to fewer systems. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences.

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. Due to continued consolidation in the industry, there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, especially with regard to pharmacy benefits processing and management. However, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

We rely on our agreements with customers, confidentiality agreements with employees, and our trade secrets and copyrights to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry. We expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this area grows.

There can be no assurance that our process of improving existing systems, developing new systems to support our operations, integrating new systems, protecting our proprietary information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data may result in a material adverse effect on our financial positions, results of operations and cash flows.

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

We, together with some of our competitors in the health benefits business are defendants in a number of purported class action lawsuits. These include an action against us and nine of our competitors that purports to be brought on behalf of health care providers. This suit alleges breaches of federal statutes, including ERISA and RICO.

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

In some cases, substantial non-economic or punitive damages as well as treble damages under the federal False Claims Act, RICO and other statutes may be sought. While we currently have insurance coverage for some of these potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. Additionally, the cost of business insurance coverage has increased significantly. As a result, we have increased the amount of risk that we self-insure, particularly with respect to matters incidental to our business. We believe that we are adequately insured for claims in excess of our self-insurance. However, some types of damages, like punitive damages, may not be covered by insurance, particularly in those jurisdictions in which coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

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

•

the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. Our current TRICARE contract with the Department of Defense will be in effect until April 30, 2004 for Regions 2 and 5 and until June 30, 2004 for Regions 3 and 4. Each of the contracts is subject to a one-year renewal at the Government’s option. We believe these contracts will continue until the TRICARE transition described below. On August 21, 2003, the Department of Defense notified us that we were awarded the contract for the South Region, one of three newly-created regions under the government’s revised TRICARE Program. The current TRICARE Regions 3 and 4 will become part of the new South Region along with Region 6, which is currently administered by another contractor. The current Regions 2 and 5 will become part of the North Region, which was awarded to another contractor. Pursuant to the Department of Defense’s bid process, each of the three awards was subject to protests by unsuccessful bidders of prime contracts, however, none of the protests were successful.

•	under the Department of Defense’s current schedule for implementation of the new TRICARE contracts, Regions 2 and 5 will transition to the new North Region for the start of healthcare delivery on July 1, 2004. Regions 3 and 4 will become part of the new South Region for the start of healthcare delivery on August 1, 2004 and Region 6 will become part of our new South Region for the start of healthcare delivery on November 1, 2004. If this schedule is realized, our TRICARE membership is expected to temporarily decline to 1.5 million in July 2004, and is expected to increase to 2.8 million in November 2004. This will also result in a decline in revenues during this period.

•	in the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. Other than as described herein, the loss of our current or future TRICARE contracts, would have a material adverse effect on our financial position, results of operations and cash flows;

•	at December 31, 2003, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 229,100 members in Florida. This contract accounted for approximately 15% of our total premiums and ASO fees for the twelve months ended December 31, 2003. The loss of this and other CMS contracts or significant changes in the MedicareAdvantage program as a result of legislative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	in December 2003, The Medicare Prescription Drug, Improvement and Modernization Act, or DIMA, was signed into law. DIMA includes provisions that require the 2004 stabilization funding to be directed toward increased reimbursement for providers, increased benefits or access for members or decreased member premiums. We believe DIMA will open new opportunities for us. However, DIMA may intensify competition in the seniors’ health services market. We do not believe that the benefit to our 2004 financial position, results of operations or cash flows will be material;

•	higher comparative medical costs;

•	government regulatory and reporting requirements;

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

Our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, increases our costs of doing business and could adversely affect our profitability.

The health care industry in general, and health insurance, particularly health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, are subject to substantial federal and state government regulation, including:

•	regulation relating to minimum net worth;

•	licensing requirements;

•	approval of policy language and benefits;

•	mandated benefits and processes;

•	provider compensation arrangements;

•	member disclosure;

•	approval of acquisitions;

•	approval of entry, withdrawal or re-entry into a state or market;

•	premium rates; and

•	periodic examinations by state and federal agencies.

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	mandatory benefits and products;

•	rules tightening time periods in which claims must be paid;

•	medical malpractice reform;

•	defining medical necessity;

•	health insurance access;

•	provider compensation and contract language;

•	disclosure of provider fee schedules and other data impacting payments to providers;

•	product flexibility and use of innovative technology;

•	disclosure of provider quality information;

•	health plan liability to members who fail to receive appropriate care;

•	disclosure and composition of physician networks;

•	formation of regional/national association health plans for small employers;

•	physicians’ ability to collectively negotiate contract terms with carriers, including fees; and

•	mental health parity.

All of these proposals could apply to us.

There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that legislative or regulatory changes will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain required approvals could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we have made significant systems enhancements and invest in new technological solutions. The compliance and enforcement date for standard transactions and code sets rules was October 16, 2003. We have continued to be in compliance with this regulation. However, as many providers indicated that they could not yet comply, CMS stated that covered entities making a good faith effort to comply with HIPAA transactions and code-set standards would be allowed to implement contingency plans to maintain their operations and cash flows. On October 15, 2003, we announced implementation of a contingency plan to accept non-compliant electronic transactions from our providers. We will continue to accept and process transactions sent in pre-HIPAA electronic formats from providers who are showing a good-faith effort until all providers and clearinghouses are capable of transmitting fully compliant standards transactions as defined in the HIPAA implementation guidelines or until CMS begins enforcement of the HIPAA Electronic Data Interchange regulations. Management believes that the implementation of our contingency plans has minimized any disruptions in our business operations during this transition. However, if entities with which we do business do not ultimately comply with the HIPAA transactions and code set standards, it could result in disruptions of certain of our business operations.

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

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., the parent company. These subsidiaries generally are regulated by states’ Departments of Insurance. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. In addition, we normally notify the state Departments of Insurance prior to making payments that do not require approval. We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain assets at least equivalent to its current liabilities.

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

The information required by this Item appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Item 7 herein, under the caption “Market Risk-Sensitive Financial Instruments and Positions.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$931,404	$721,357
Investment securities	1,676,642	1,395,068
Receivables, less allowance for doubtful accounts of $40,400 in 2003 and $30,178 in 2002
Premiums	452,404	321,135
Administrative services fees	13,583	68,316
Other	247,298	250,857

Total current assets	3,321,331	2,756,733

Property and equipment, net	416,472	459,842
Other assets:
Long-term investment securities	319,167	299,489
Goodwill	776,874	776,874
Other	459,479	586,999

Total other assets	1,555,520	1,663,362

Total assets	$5,293,323	$4,879,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,272,156	$1,142,131
Trade accounts payable and accrued expenses	440,340	552,689
Book overdraft	219,054	94,882
Unearned revenues	333,071	335,757
Short-term debt	—	265,000

Total current liabilities	2,264,621	2,390,459
Long-term debt	642,638	339,913
Other long-term liabilities	550,115	543,091

Total liabilities	3,457,374	3,273,463

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 173,909,127 shares issued in 2003 and 171,334,893 shares issued in 2002	28,984	28,556
Capital in excess of par value	974,975	931,089
Retained earnings	949,811	720,877
Accumulated other comprehensive income	16,909	22,455
Unearned stock compensation	(754)	(6,516)
Treasury stock, at cost, 12,018,281 shares in 2003 and 8,362,537 shares in 2002	(133,976)	(89,987)

Total stockholders’ equity	1,835,949	1,606,474

Total liabilities and stockholders’ equity	$5,293,323	$4,879,937

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2003	2002	2001
	(in thousands, except per share results)
Revenues:
Premiums	$11,825,283	$10,930,397	$9,938,961
Administrative services fees	271,676	244,396	137,090
Investment and other income	129,352	86,388	118,835

Total revenues	12,226,311	11,261,181	10,194,886

Operating expenses:
Medical	9,879,421	9,138,196	8,279,844
Selling, general and administrative	1,858,028	1,775,069	1,545,129
Depreciation and amortization	126,779	120,730	161,531

Total operating expenses	11,864,228	11,033,995	9,986,504

Income from operations	362,083	227,186	208,382
Interest expense	17,367	17,252	25,302

Income before income taxes	344,716	209,934	183,080
Provision for income taxes	115,782	67,179	65,909

Net income	$228,934	$142,755	$117,171

Basic earnings per common share	$1.44	$0.87	$0.71

Diluted earnings per common share	$1.41	$0.85	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(in thousands)
Balances, January 1, 2001	170,889	$28,482	$922,621	$460,951	$(8,509)	$(29,177)	$(13,947)	$1,360,421
Comprehensive income:
Net income	—	—	—	117,171	—	—	—	117,171
Other comprehensive income:
Net unrealized investment gains, net of $12,847 tax	—	—	—	—	20,179	—	—	20,179

Comprehensive income								137,350
Common stock repurchases	—	—	—	—	—	—	(1,867)	(1,867)
Restricted stock grants (forfeitures), net	(433)	(72)	(1,699)	—	—	815	956	—
Restricted stock amortization	—	—	—	—	—	9,492	—	9,492
Restricted stock market value adjustment	—	—	(988)	—	—	988	—	—
Stock option exercises	237	39	1,776	—	—	—	(81)	1,734
Stock option tax benefit	—	—	261	—	—	—	—	261
Other stock compensation	—	—	468	—	—	—	90	558

Balances, December 31, 2001	170,693	28,449	922,439	578,122	11,670	(17,882)	(14,849)	1,507,949
Comprehensive income:
Net income	—	—	—	142,755	—	—	—	142,755
Other comprehensive income:
Net unrealized investment gains, net of $6,465 tax	—	—	—	—	10,785	—	—	10,785

Comprehensive income								153,540
Common stock repurchases	—	—	—	—	—	—	(74,035)	(74,035)
Restricted stock forfeitures	(331)	(55)	(2,317)	—	—	2,372		—
Restricted stock amortization	—	—	—	—	—	8,994	—	8,994
Stock option exercises	973	162	8,370	—	—	—	(1,206)	7,326
Stock option tax benefit	—	—	2,204	—	—	—	—	2,204
Other stock compensation	—	—	393	—	—	—	103	496

Balances, December 31, 2002	171,335	28,556	931,089	720,877	22,455	(6,516)	(89,987)	1,606,474
Comprehensive income:
Net income	—	—	—	228,934	—	—	—	228,934
Other comprehensive loss:
Net unrealized investment losses, net of ($3,531) tax	—	—	—	—	(5,546)	—	—	(5,546)

Comprehensive income								223,388
Common stock repurchases	—	—	—	—	—	—	(44,147)	(44,147)
Restricted stock forfeitures	(72)	(13)	(527)	—	—	540	—	—
Restricted stock amortization	—	—	—	—	—	5,808	—	5,808
Stock option exercises	2,646	441	27,598	—	—	—	—	28,039
Stock option and restricted stock tax benefit	—	—	15,858	—	—	—	—	15,858
Other stock compensation	—	—	957	—	—	(586)	158	529

Balances, December 31, 2003	173,909	$28,984	$974,975	$949,811	$16,909	$(754)	$(133,976)	$1,835,949

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities
Net income	$228,934	$142,755	$117,171
Adjustments to reconcile net income to net cash provided by operating activities:
Writedown of property and equipment	17,233	2,448	—
Depreciation and amortization	126,779	120,730	161,531
Restricted stock and other stock compensation	6,337	9,490	10,050
Loss on sale of property and equipment, net	298	3,168	686
(Gain) loss on sale of investment securities, net	(36,651)	10,077	(13,853)
Provision for deferred income taxes	32,251	49,561	56,104
Provision for doubtful accounts	7,416	5,990	4,039
Changes in operating assets and liabilities excluding the effects of acquisitions and divestitures:
Receivables	(22,636)	(183,071)	(25,231)
Other assets	25,110	(2,464)	10,579
Medical and other expenses payable	130,025	55,745	(179,539)
Other liabilities	(107,432)	84,347	19,456
Unearned revenues	(2,686)	10,717	(13,397)
Other	8,162	11,915	1,362

Net cash provided by operating activities	413,140	321,408	148,958

Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	—	(29,359)
Divestitures, net of cash and cash equivalents disposed	—	—	1,470
Purchases of property and equipment	(101,268)	(112,136)	(115,536)
Proceeds from sales of property and equipment	11,182	1,849	565
Purchases of investment securities	(4,572,577)	(2,569,078)	(1,874,482)
Maturities of investment securities	769,436	492,935	626,369
Proceeds from sales of investment securities	3,520,064	2,058,273	1,272,166

Net cash used in investing activities	(373,163)	(128,157)	(118,807)

Cash flows from financing activities
Revolving credit agreement repayments	—	—	(520,000)
Net conduit commercial paper (repayments) borrowings	(265,000)	2,000	263,000
Net commercial paper repayments	—	—	(79,952)
Proceeds from issuance of senior notes	299,139	—	299,277
Proceeds from other borrowings	—	—	5,700
Proceeds from swap exchange	31,556	—	—
Debt issue costs	(3,331)	(1,549)	(7,116)
Change in book overdraft	124,172	(57,875)	4,194
Common stock repurchases	(44,147)	(74,035)	(1,867)
Proceeds from stock option exercises and other	27,681	8,145	471

Net cash provided by (used in) financing activities	170,070	(123,314)	(36,293)

Increase (decrease) in cash and cash equivalents	210,047	69,937	(6,142)
Cash and cash equivalents at beginning of year	721,357	651,420	657,562

Cash and cash equivalents at end of year	$931,404	$721,357	$651,420

Supplemental cash flow disclosures:
Interest payments	$18,096	$14,691	$23,663
Income tax payments, net	$59,622	$43,454	$11,413
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired			$154,684
Less: liabilities assumed			(125,325)

Cash paid for acquired businesses, net of cash acquired			$29,359

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2003 revenues of $12.2 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and all entities we own. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. In 2003, approximately 70% of our premiums and administrative services fees resulted from members located in Florida, Illinois, Texas, Kentucky and Ohio. We derived approximately 42% of our premiums and administrative services fees from contracts with the federal government in 2003. Under two federal government contracts with the Department of Defense, we provide health insurance coverage to TRICARE members, accounting for approximately 20% of our total premium and administrative services fees in 2003. Under one federal government contract with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare+Choice members in Florida, accounting for approximately 15% of our total premiums and administrative services fees in 2003.

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

The accounting policies of each segment are the same and are described in Note 2. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Pending Acquisition

In December 2003, we reached a definitive agreement to purchase a Louisiana health plan from Ochsner Clinic Foundation. This transaction, which is subject to state regulatory approval, is expected to close in the second quarter of 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc., and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to our prior years’ consolidated financial statements to conform with the current year presentation. These reclassifications, which primarily related to reinsurance contracts as discussed in Note 16, had no effect on previously reported consolidated revenues, net income, stockholders’ equity or cash flows.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, money market funds, commercial paper, other money market instruments, and certain U.S. Government securities with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the investments.

Investment Securities

Investment securities, which consist primarily of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Fair value of publicly traded debt and equity securities are based on quoted market prices. Non-traded debt securities are priced independently by a third party. Fair value of venture capital debt securities that are privately held, or where an observable quoted market price does not exist, are estimated using a variety of valuation methodologies. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Investment securities available for current operations are classified as current assets. Investment securities available for our professional liability and long-term insurance product funding requirements, as well as statutory deposits and venture capital investments, are classified as long-term assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity until realized from a sale or impairment.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premiums Receivable and Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by a 30 day written notice. Our TRICARE contracts with the federal government and our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions. Our Medicare+Choice contracts with the federal government renew annually. We bill and collect premium and administrative fee remittances from employer groups and some individual Medicare+Choice members monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified reimbursement rates and various contractual terms.

Premium revenues are recognized as income in the period members are entitled to receive services, and are net of estimated uncollectible amounts and retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Revenues also may include change orders and bid price adjustments attributable to our TRICARE contracts. Change orders represent equitable adjustments for services not originally specified in the contracts. Bid price adjustments, or BPAs, represent adjustments defined in our contracts subject to negotiations with the federal government. Revenues for these adjustments are recognized when a settlement amount becomes determinable and the collectibility is reasonably assured.

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

Policy Acquisition Costs

Policy acquisition costs are those costs that vary with and primarily are related to the acquisition of new and renewal business. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred in accordance with the Health Care Organization Audit and Accounting Guide. Our short-duration employer-group prepaid health services policies typically have a one-year term and may be cancelled upon 30 days notice.

Our health and life policies sold to individuals, when aggregated as a block of policies, are expected to remain in force for an extended period beyond one year. We defer policy acquisition costs related to our individual health and life insurance policies in accordance with the accounting for long-duration insurance products under Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. Deferred policy acquisition costs are amortized over the estimated life of the policies in proportion to premiums earned and are reviewed annually to determine if they are recoverable from future income.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Property and equipment is recorded at cost. Gains and losses on sales or disposals of property and equipment are included in administrative expense. Certain costs related to the development or purchase of internal-use software are capitalized in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation is computed using the straight-line method over estimated useful lives ranging from 3 to 10 years for equipment, 3 to 7 years for computer software, and 20 to 40 years for buildings.

We periodically review long-lived assets, including property and equipment and other intangible assets, for impairment whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Losses are recognized for a long-lived asset to be held and used in our operations when the undiscounted future cash flows expected to result from the use of the asset are less than its carrying value. We recognize an impairment loss based on the excess of the carrying value over the fair value of the asset. A long-lived asset held for sale is reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense is not recognized on assets held for sale. Losses are recognized for a long-lived asset to be abandoned when the asset ceases to be used. In addition, we periodically review the estimated lives of all long-lived assets for reasonableness. See Note 4 for a discussion related to our 2003 impairment.

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, requires goodwill to no longer be amortized to earnings, but instead to be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of health insurance and specialty products. The Government segment’s three reporting units consist of Medicare+Choice, TRICARE and Medicaid.

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

We ceased amortizing goodwill upon adopting Statement 142 on January 1, 2002. Statement 142 requires a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2002 and 2003 did not result in an impairment loss.

Medical and Other Expenses Payable and Medical Cost Recognition

Medical costs include claim payments, capitation payments, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We reassess the profitability of our contracts for providing health insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of a geographic market’s expected future medical costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract for all lines of business. Anticipated investment income is not considered for purposes of computing the premium deficiency. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. There were no premium deficiency liabilities recorded at December 31, 2003 and 2002. Because the majority of our member contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

We believe our medical and other expenses payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ from the amounts provided.

Book Overdraft

Under our cash management system, checks issued but not yet presented to banks frequently result in overdraft balances for accounting purposes and are classified as a current liability in the consolidated balance sheets.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We accrue for professional liability claims reported and outstanding and an estimate of claims incurred but not reported (based on actuarial determinations using past experience, modified for current trends) and corresponding loss adjustment expenses incurred to adjudicate such claims. We continually review these estimated liabilities, and make necessary adjustments as warranted. Given the nature and degree of uncertainty involved in projecting professional liability losses, the actual liability could differ significantly from the amounts provided. We record provision for professional liability losses, including any necessary adjustments to the estimated liability as well as the cost of third party insurance coverage, as an administrative expense. We record estimated recoveries from third party insurers as a reduction of administrative expense. The recoverable from third party insurers is included as an asset in the accompanying consolidated balance sheet, as discussed in Note 9.

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 10. We account for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, or APB No. 25. No employee compensation cost is reflected in net income related to fixed-based stock option awards because these options had an exercise price equal to the market value of the underlying common stock on the date of grant. Generally, if a fixed-based stock option award is subsequently modified, compensation expense, if any, is recorded for the amount that the market price of Humana common stock exceeds the option’s exercise price on the date the option is modified. Compensation expense is recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of Humana common stock on the date of the grant. The effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards was as follows for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
	(in thousands, except per share results)
Net income, as reported	$228,934	$142,755	$117,171
Add: Stock-based employee compensation expense included in reported net income, net of related tax	3,872	5,798	6,141
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(8,875)	(9,787)	(9,885)

Adjusted net income	$223,931	$138,766	$113,427

Earnings per share:
Basic, as reported	$1.44	$0.87	$0.71

Basic, pro forma	$1.41	$0.85	$0.69

Diluted, as reported	$1.41	$0.85	$0.70

Diluted, pro forma	$1.38	$0.83	$0.68

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Pronouncements

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or the FAQ, issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The provisions of SAB 104 do not have an impact on our current revenue recognition policies.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R incorporates much of the guidance previously issued in the form of FASB Staff Positions.

For all special purpose entities (“SPEs”) created prior to February 1, 2003, public entities must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. If a public entity applies FIN 46 for such period, the provisions of FIN 46-R must be applied as of the end of the first interim or annual reporting period ending after March 15, 2004. For all non-SPEs created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities were already required to apply the provisions of FIN 46, and should continue doing so unless they elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to early adopt FIN 46-R, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004.

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any SPE transactions. The adoption of FIN 46 or FIN 46-R is not expected to have a material impact on our financial position, results of operations, or cash flows.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT SECURITIES

Investment securities classified as current assets were as follows at December 31, 2003 and 2002:

	2003				2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$455,305	$2,121	$(2,024)	$455,402	$375,059	$6,232	$—	$381,291
Tax exempt municipal securities	686,552	14,056	(1,766)	698,842	586,834	16,249	(566)	602,517
Corporate and other securities	374,568	8,649	(3,407)	379,810	312,667	12,070	(5,597)	319,140
Mortgage-backed securities	84,399	811	(1,251)	83,959	23,606	661	—	24,267
Redeemable preferred stocks	27,686	95	(734)	27,047	19,886	61	(564)	19,383

Debt securities	1,628,510	25,732	(9,182)	1,645,060	1,318,052	35,273	(6,727)	1,346,598
Non-redeemable preferred stocks	31,171	683	(272)	31,582	41,248	321	(1,900)	39,669
Common stocks	—	—	—	—	10,813	106	(2,118)	8,801

Equity securities	31,171	683	(272)	31,582	52,061	427	(4,018)	48,470

Investment securities	$1,659,681	$26,415	$(9,454)	$1,676,642	$1,370,113	$35,700	$(10,745)	$1,395,068

Investment securities classified as long-term assets were as follows at December 31, 2003 and 2002:

	2003				2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$137,512	$1,532	$(101)	$138,943	$127,111	$3,556	$—	$130,667
Tax exempt municipal securities	65,535	1,014	(294)	66,255	55,510	1,350	(194)	56,666
Corporate and other securities	57,994	1,365	(271)	59,088	57,496	1,277	(395)	58,378
Mortgage-backed securities	11,155	116	(44)	11,227	6,122	27	—	6,149
Redeemable preferred stocks	32,625	7,390	—	40,015	31,625	7,377	—	39,002

Debt securities	304,821	11,417	(710)	315,528	277,864	13,587	(589)	290,862
Non-redeemable preferred stocks	2,233	19	(13)	2,239	3,721	35	(217)	3,539
Common stocks	1,400	—	—	1,400	6,108	—	(1,020)	5,088

Equity securities	3,633	19	(13)	3,639	9,829	35	(1,237)	8,627

Long-term investment securities	$308,454	$11,436	$(723)	$319,167	$287,693	$13,622	$(1,826)	$299,489

Investment securities with a fair value of $95.4 million at December 31, 2003 and $100.7 million at December 31, 2002 were on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulations.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2003:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$251,218	$(2,125)	$—	$—	$251,218	$(2,125)
Tax exempt municipal securities	90,705	(1,566)	21,979	(494)	112,684	(2,060)
Corporate and other securities	121,184	(3,674)	714	(4)	121,898	(3,678)
Mortgage-backed securities	47,060	(1,295)	—	—	47,060	(1,295)
Redeemable preferred stocks	—	—	21,348	(734)	21,348	(734)

Debt securities	510,167	(8,660)	44,041	(1,232)	554,208	(9,892)
Equity securities	—	—	7,162	(285)	7,162	(285)

Total investment securities	$510,167	$(8,660)	$51,203	$(1,517)	$561,370	$(10,177)

Unrealized losses at December 31, 2003 resulted from 96 positions. Less than 3% of the carrying value of our consolidated investment securities have been in an unrealized loss position greater than one year. The unrealized losses at December 31, 2003 generally can be attributed to changes in interest rates. All securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary.

The contractual maturities of debt securities available for sale at December 31, 2003, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$117,485	$118,393
Due after one year through five years	597,975	607,343
Due after five years through ten years	341,640	347,908
Due after ten years	876,231	886,944

Total debt securities	$1,933,331	$1,960,588

Gross realized investment gains were $52.8 million in 2003, $24.7 million in 2002, and $25.1 million in 2001. Gross realized gains in 2003 included a gain of $15.2 million related to the sale of one venture capital investment in the second quarter of 2003.

Gross realized investment losses were $16.2 million in 2003, $34.8 million in 2002, and $11.2 million in 2001. Gross realized losses included impairment losses of $3.2 million in 2003, $27.2 million in 2002, and $2.4 million in 2001 after an evaluation indicated that a decline in fair value below the cost basis was other than temporary.

Beginning in the fourth quarter of 2002, we began participation in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, equal to at least 102% of the fair value of the investment securities on loan. As of

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, investment securities with a fair value of $119.8 million were on loan. Investment income earned on security lending transactions was $0.2 million for 2003 and less than $0.1 million for 2002.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Land	$20,407	$30,798
Buildings	257,728	309,679
Equipment and computer software	717,173	653,996
Assets held for sale	27,517	5,294

	1,022,825	999,767
Accumulated depreciation	(606,353)	(539,925)

Property and equipment, net	$416,472	$459,842

Depreciation expense was $115.2 million in 2003, $105.0 million in 2002, and $92.9 million in 2001. Depreciation expense in 2003 includes the impact of accelerating depreciation related to abandoned software more fully described at the end of Note 4.

A decision to eliminate the Jacksonville, Florida, San Antonio, Texas and Madison, Wisconsin customer service centers during the fourth quarter of 2002 prompted a review for the possible impairment of long-lived assets associated with these centers. Assets under operating leases supported the Madison service center and, therefore, were not applicable to our impairment analysis. Under a transition plan, we continued to use the long-lived assets of the Jacksonville and San Antonio customer service centers until mid-2003, the completion date for consolidating these two customer service centers. The long-lived assets of our customer service centers were supported by the future cash flows expected to result from members serviced by those centers. Cash flows from members serviced by each service center represented the lowest level of independently identifiable cash flows. For example, cash flows from members located primarily in the state of Florida and serviced by the Jacksonville service center supported the Jacksonville center’s long-lived assets until those members’ service was transitioned elsewhere.

Our impairment review during the fourth quarter of 2002 indicated that estimated undiscounted cash flows expected to result from the remaining use of the San Antonio, Texas customer service center long-lived assets, primarily buildings, were insufficient to recover their carrying value. Accordingly, we reduced the carrying value of these long-lived assets to their estimated fair value resulting in non-cash impairment expenses of $2.4 million ($1.5 million after tax) during the fourth quarter of 2002.

Unlike our San Antonio impairment review, a greater number of more profitable members in Florida caused the estimated undiscounted cash flows expected to result from the remaining use of the Jacksonville, Florida customer service center’s long-lived assets, primarily a building, to exceed the carrying value as of the fourth quarter of 2002 impairment review. However, impairment was triggered during the first quarter of 2003 with the passage of time and the approaching date for closing the center. As members serviced by the Jacksonville, Florida customer service center were transferred to other service centers during 2003, the undiscounted cash flows expected from the remaining members serviced by the center fell during the first quarter of 2003 to a level

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no longer supporting the carrying value of the center’s long-lived assets. Accordingly, we reduced the carrying value of these long-lived assets to their estimated fair value resulting in non-cash impairment expenses of approximately $17.2 million ($10.5 million after tax) during the first quarter of 2003.

We used an independent third party appraisal to assist us in evaluating the fair value of the buildings. The non-cash impairment expenses are included with selling, general and administrative expenses in the accompanying consolidated statements of income.

Based upon our decision to sell some of the buildings previously used in our Jacksonville and San Antonio customer service operations, we classified them as held for sale and ceased depreciating these buildings effective July 1, 2003. The estimated costs to sell the building were not material to the estimated fair value. The impact of ceasing depreciation of the buildings was not material to our results of operations.

Accelerated Depreciation

After finalizing plans during the first quarter of 2003 to abandon software used in our operations by March 2003, we reduced the estimated useful life of the software effective January 1, 2003. Accordingly, we accelerated the depreciation of the remaining software balance of approximately $13.5 million ($8.3 million after tax) during the first quarter of 2003.

The allocation of the non-cash pretax expenses related to the writedown and accelerated depreciation of certain long-lived assets to our Commercial and Government segments was as follows for the years ended December 31, 2003 and 2002:

	2003
	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$4,325	$12,908	$17,233
Depreciation and amortization	13,527	—	13,527

Total pretax impact	$17,852	$12,908	$30,760

	2002
	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$1,755	$693	$2,448

Total pretax impact	$1,755	$693	$2,448

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

We ceased amortizing goodwill upon adopting Statement 142 on January 1, 2002 as described in Note 2. The following table adjusts net income and basic and diluted earnings per common share to reflect the non-amortization of goodwill assuming the non-amortization provisions of Statement 142 were adopted as of January 1, 2001 for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands, except per share results)
Net income:
Reported net income	$228,934	$142,755	$117,171
Add back: goodwill amortization expense, net of tax	—	—	52,246

Adjusted net income	$228,934	$142,755	$169,417

Basic earnings per common share:
Reported basic earnings per common share	$1.44	$0.87	$0.71
Add back: goodwill amortization expense, net of tax	—	—	0.32

Adjusted basic earnings per common share	$1.44	$0.87	$1.03

Diluted earnings per common share:
Reported diluted earnings per common share	$1.41	$0.85	$0.70
Add back: goodwill amortization expense, net of tax	—	—	0.31

Adjusted diluted earnings per common share	$1.41	$0.85	$1.01

Amortization expense for other intangible assets was approximately $11.6 million in 2003, $15.7 million in 2002 and $13.5 million in 2001. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31:
2004	$9,060
2005	$5,440
2006	$352
2007	$352
2008	$227

The following table presents details of other intangible assets included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2003 and 2002:

	Weighted Average Useful Life	2003			2002
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(years)	(in thousands)
Other intangible assets:
Subscriber contracts	9	$85,496	$75,194	$10,302	$85,496	$68,284	$17,212
Provider contracts	5	12,128	8,075	4,053	12,128	5,644	6,484
Government contracts	2	11,820	11,820	—	11,820	9,764	2,056
Licenses and other	26	5,065	1,376	3,689	5,065	1,161	3,904

Total other intangible assets	9	$114,509	$96,465	$18,044	$114,509	$84,853	$29,656

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. MEDICAL AND OTHER EXPENSES PAYABLE

Activity in medical and other expenses payable was as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Balances at January 1	$1,142,131	$1,086,386	$1,181,027
Acquisitions	—	—	85,052
Incurred related to:
Current year	9,955,491	9,125,915	8,303,256
Prior years	(76,070)	12,281	(23,412)

Total incurred	9,879,421	9,138,196	8,279,844

Paid related to:
Current year	(8,710,393)	(8,002,610)	(7,291,541)
Prior years	(1,039,003)	(1,079,841)	(1,167,996)

Total paid	(9,749,396)	(9,082,451)	(8,459,537)

Balances at December 31	$1,272,156	$1,142,131	$1,086,386

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development). Positive amounts reported for incurred related to prior years result from claims ultimately being settled for amounts greater than originally estimated (unfavorable development).

As summarized in the previous table, claim reserve balances at December 31, 2000 ultimately settled during 2001 for $23.4 million less than the amounts originally estimated, representing 0.3% of medical claim expenses incurred in 2000. During 2002, claim reserve balances at December 31, 2001 ultimately settled for $12.3 million more than the amounts originally estimated, representing 0.1% of medical claim expenses incurred in 2001. This $35.7 million increase in the amounts incurred related to prior years was substantially all attributable to our TRICARE operations and resulted primarily from enhanced benefits enacted for TRICARE beneficiaries as a result of Congressional legislation, the impact of which was not fully determinable at December 31, 2001. As these additional medical expenses were recognized during 2002, we also recognized and received commensurate revenues from the Department of Defense as a result of change orders.

During 2003, claim reserve balances at December 31, 2002 ultimately settled for $76.1 million less than the amounts originally estimated, representing 0.8% of medical claim expenses incurred in 2002. This $88.4 million decline in the amounts incurred related to prior years consists of $68.3 million attributable to our TRICARE operations with the remaining $20.1 million primarily resulting from fourth quarter 2002 utilization in our commercial medical products ultimately being lower than originally estimated. The $68.3 million increase in TRICARE incurred related to prior years resulted from establishing the reserves resulting from the enhanced benefits for TRICARE beneficiaries as discussed above as well as lower than originally estimated utilization of medical services by TRICARE beneficiaries in the second half of 2002.

Our TRICARE contracts contain risk-sharing provisions with the Department of Defense and with subcontractors which effectively limit profits and losses when actual claim experience varies from the medical claim amounts included in our annual bids. Additionally, other factors impacting medical claim expenses such as changes in the number of eligible beneficiaries and changes in the level of usage of military treatment facilities

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result in equitable revenue adjustments through the change order and bid price adjustment process. As a result of the above contract provisions, the impact of changes in estimates for prior year TRICARE medical claims payable on our results of operations is reduced substantially, whether positive or negative.

7. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Current provision (benefit):
Federal	$69,643	$(5,157)	$527
States and Puerto Rico	13,888	22,775	9,278

Total current provision	83,531	17,618	9,805

Deferred provision:
Federal	29,025	44,605	50,494
States and Puerto Rico	3,226	4,956	5,610

Total deferred provision	32,251	49,561	56,104

Provision for income taxes	$115,782	$67,179	$65,909

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2003, 2002 and 2001 due to the following:

	2003	2002	2001
	(in thousands)
Income tax provision at federal statutory rate	$120,650	$73,477	$64,078
States and Puerto Rico income taxes, net of federal benefit	13,365	10,666	1,225
Tax exempt investment income	(10,546)	(10,460)	(14,687)
Amortization expense	(641)	(641)	17,960
Capital loss on sale of workers’ compensation business	—	—	3,545
Capital loss valuation allowance	(9,492)	24,528	(3,545)
Examination settlements	—	(32,610)	—
Other, net	2,446	2,219	(2,667)

Provision for income taxes	$115,782	$67,179	$65,909

Changes in the capital loss valuation allowance resulted as we reevaluated probable capital gain realization in the allowable carryforward period given our recent and historical capital gain experience beginning in 2000 and consideration of alternative tax planning strategies. During 2002, the Internal Revenue Service completed their audit of all open years prior to 2000 which resulted in an adjustment to the estimated accrual for income taxes.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2003 and 2002 are as follows:

	Assets (Liabilities)
	2003	2002
	(in thousands)
Investment securities	$(10,765)	$(14,296)
Depreciable property and intangible assets	(80,255)	(79,177)
Medical and other expenses payable	31,780	33,806
Professional liability risks	12,386	9,941
Compensation, severance, and other accruals	42,720	61,246
Alternative minimum tax credit	—	8,506
Net operating loss carryforwards	16,303	18,918
Capital loss carryforward	30,868	42,304
Valuation allowance—capital loss carryforward	(26,978)	(36,470)

Total net deferred income tax assets	$16,059	$44,778

Amounts recognized in the consolidated balance sheets:
Other current assets	$56,527	$59,144
Other long-term liabilities	(40,468)	(14,366)

Total net deferred income tax assets	$16,059	$44,778

At December 31, 2003, we had approximately $41.9 million of net operating losses to carryforward related to prior acquisitions. These net operating loss carryforwards, if unused to offset future taxable income, will expire in 2004 through 2019.

At December 31, 2003, we had approximately $79.4 million of capital losses to carryforward, primarily related to the sale of our workers’ compensation business in 2000. These capital loss carryforwards, if unused to offset future capital gains, will expire in 2005. A valuation allowance has been established for a portion of these deferred tax assets.

Based on our historical record of producing taxable income and estimates of future capital gains and profitability, we have concluded that future operating income and capital gains will be sufficient to give rise to tax expense and capital gains to recover all deferred tax assets, net of the valuation allowance.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. DEBT

Short-term and long-term debt outstanding was as follows at December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Short-term debt:
Conduit commercial paper financing program	$—	$265,000

Long-term debt:
6.30% senior, unsecured notes due 2018, net of unamortized discount of $838 at December 31, 2003	$299,162	$—
7.25% senior, unsecured notes due 2006, net of unamortized discount of $376 at December 31, 2003 and $521 at December 31, 2002	299,624	299,479
Fair value of interest rate swap agreements	12,754	34,889
Deferred gain from interest rate swap exchange	26,175	—

Total senior notes	637,715	334,368
Other long-term borrowings	4,923	5,545

Total long-term debt	$642,638	$339,913

Senior Notes

In order to term-out our short-term debt and take advantage of historically low interest rates, we issued $300 million 6.30% senior notes due August 1, 2018 on August 5, 2003. Our net proceeds, reduced for the cost of the offering, were approximately $295.8 million. The net proceeds were used for general corporate purposes, including the funding of our short term cash needs.

In order to hedge the risk of changes in the fair value of our $300 million 6.30% senior notes and our $300 million 7.25% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. The interest rate swap agreements have the same critical terms as our 6.30% senior notes and our 7.25% senior notes. Changes in the fair value of the 6.30% or 7.25% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate. At December 31, 2003, the variable interest rate was 2.03% for the 6.30% senior notes and 6.26% for the 7.25% senior notes. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of our 7.25% senior notes has been increased $26.2 million by the remaining deferred swap gain balance at December 31, 2003.

At December 31, 2003, the $12.8 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $12.8 million to reflect its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Credit Agreements

We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term-out option. A one-year term-out option converts the outstanding borrowings, if any, under the credit agreement to a one-year term loan upon expiration. The 4-year revolving credit agreement expires in October 2005. In October 2003, we renewed the 364-day revolving credit agreement which expires in October 2004, unless extended.

There were no balances outstanding under either agreement at December 31, 2003 or 2002. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements, and the agreement relating to the conduit commercial paper program described below, contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At December 31, 2003, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, we had no direct or indirect (conduit) commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.9 million at December 31, 2003 and $5.5 million at December 31, 2002 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

Shelf Registration

On April 1, 2003, our universal shelf registration became effective with the Securities and Exchange Commission. This allows us to register debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. After the issuance of our $300 million, 6.30% senior notes in August 2003, we have up to $300 million remaining from a total of $600 million under the universal shelf registration. The universal shelf registration allows us to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

9. PROFESSIONAL LIABILITY RISKS

Activity in the reserve for professional liability risks was as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Gross reserve at January 1	$262,763	$301,518	$297,699
Less recoverables from insurance	(142,595)	(186,973)	(170,774)

Net reserve at January 1	120,168	114,545	126,925

Incurred related to:
Current year	48,778	39,332	24,819
Prior years	—	(15,868)	(12,550)

Total incurred	48,778	23,464	12,269

Paid related to:
Current year	(1,356)	(659)	(654)
Prior years	(20,082)	(17,182)	(23,995)

Total paid	(21,438)	(17,841)	(24,649)

Net reserve at December 31	147,508	120,168	114,545
Plus recoverables from insurance	95,008	142,595	186,973

Gross reserve at December 31	$242,516	$262,763	$301,518

While our total net estimate of incurred claims for prior years did not change during 2003, the individual components of this liability did fluctuate. Favorable development associated with our professional and general liability exposures was completely offset by the need for additional reserves for our director and officer errors and omissions risks. Changes in estimates of incurred claims for prior years recognized in each of the years ended December 31, 2002 and 2001 were attributable to favorable loss development, primarily related to medical

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

malpractice exposures. Since January 1, 2002, we have reduced the amount of coverage purchased from third party insurance carriers, causing an increase in the provision for professional liability risks and a decrease in the estimated recoverables from insurance. The total cost associated with our professional liabilities, including the cost of purchasing insurance coverage from a number of third party insurance companies not included in the table above, totaled $52.5 million in 2003, $33.6 million in 2002 and $31.4 million in 2001.

Amounts classified as current and non-current and their respective location in the consolidated balance sheets were as follows at December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Gross reserve included in:
Trade accounts payable and accrued expenses (current)	$49,594	$53,461
Other long-term liabilities (non-current)	192,922	209,302

Total gross reserve	242,516	262,763

Recoverables from insurance included in:
Other current assets (current)	25,248	34,290
Other assets (non-current)	69,760	108,305

Total recoverables from insurance	95,008	142,595

Total net reserve	$147,508	$120,168

10. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $37.9 million in 2003, $34.8 million in 2002, and $30.2 million in 2001, all of which was funded currently to the extent it currently was deductible for federal income tax purposes. Based on the year end closing stock price of $22.85, approximately 25% of the retirement and savings plan’s assets were invested in our common stock representing less than 5% of the shares outstanding as of December 31, 2003. The Company match is invested in the Humana common stock fund. However, a participant may reinvest any funds, including the Company match, in any other plan investment option at any time.

Severance Benefits

We provide severance and related employee benefits based upon our existing employee benefit plans and policies. Severance benefits are generally determined based on years of service and salary. We accrue severance benefits when payment is probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits. The cost of this benefit amounted to approximately $11.2 million in 2003, $40.2 million in 2002 and $4.2 million in 2001. Severance is paid bi-weekly resulting in payments in periods subsequent to termination. Severance costs for 2002 included a $32.1 million provision in connection with our decision to consolidate our customer service centers and our enterprise-wide workforce reduction plan. The 2002 plan affected approximately 2,600 positions throughout the entire organization, including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. We continually review estimates of future payments for probable severance benefits and make necessary adjustments to our liability for severance benefits.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

We have plans under which restricted stock awards and options to purchase our common stock have been granted to officers, directors, key employees and consultants.

Activity for our restricted stock awards was as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Balance, January 1,	4,131,726	4,733,000	5,047,500
Granted—treasury issuance	—	—	125,000
Granted—original issuance	—	—	30,000

Total granted	—	—	155,000
Vested	(3,904,382)	(270,000)	(6,000)
Forfeited	(72,344)	(331,274)	(463,500)

Balance, December 31,	155,000	4,131,726	4,733,000

Restricted stock awards generally vest three years from the date of grant. Unearned compensation under the restricted stock award plans is amortized over the vesting periods. Compensation expense recognized related to our restricted stock award plans was $5.8 million in 2003, $9.0 million in 2002, and $9.5 million in 2001. The decrease in compensation expense in 2003 was due to the August 7, 2003 vesting of 3.9 million shares of restricted stock.

Options are granted at the average market price on the date of grant. Exercise provisions vary, but most options vest in whole or in part 1 to 5 years after grant and expire 10 years after grant. At December 31, 2003, there were 17,710,572 shares reserved for employee and director stock option plans, including 8,016,595 shares of common stock available for future grants. As of February 24, 2004, a total of 2,540,114 additional options and awards were granted.

Activity for our option plans was as follows for the years ended December 31, 2003, 2002 and 2001:

	Shares Under Option	Exercise Price Per Share			Weighted Average Exercise Price
Balance, January 1, 2001	11,390,017	$6.41	to	$26.94	$13.41
Granted	935,500	9.37	to	14.94	11.30
Exercised	(236,878)	6.50	to	9.59	7.66
Canceled or lapsed	(1,630,691)	6.50	to	23.44	16.71

Balance, December 31, 2001	10,457,948	6.41	to	26.94	12.84
Granted	1,588,000	11.55	to	15.40	12.99
Exercised	(973,647)	6.50	to	15.59	8.76
Canceled or lapsed	(545,430)	6.50	to	20.16	15.36

Balance, December 31, 2002	10,526,871	6.41	to	26.94	13.11
Granted	2,500,000	9.26	to	19.73	11.51
Exercised	(2,646,578)	6.41	to	20.16	10.59
Canceled or lapsed	(686,316)	6.50	to	23.06	15.47

Balance, December 31, 2003	9,693,977	$6.50	to	$26.94	$13.22

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our stock options outstanding and exercisable was as follows at December 31, 2003:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.50	to	$ 9.59	3,591,281	7.65 Years	$ 8.69	1,682,533	$ 8.08
9.62	to	15.63	4,228,688	5.16 Years	14.26	2,957,256	14.98
16.46	to	20.16	1,736,208	6.25 Years	19.26	1,191,208	19.21
21.25	to	26.94	137,800	2.64 Years	22.98	137,800	22.98

$6.50	to	$26.94	9,693,977	6.24 Years	$13.22	5,968,797	$14.06

At December 31, 2002, there were 7,905,414 options exercisable with a weighted average exercise price of $13.54.

Compensation expense related to variable-based stock option awards and to modifications to fixed-based stock option awards was not material for 2003, 2002, and 2001. The effects on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards is included in Note 2.

The weighted average fair value of each option granted during 2003, 2002 and 2001 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Weighted average fair value at grant date	$5.33	$6.26	$5.53
Dividend yield	None	None	None
Expected volatility	44.5%	44.9%	44.7%
Risk-free interest rate	3.4%	4.9%	4.9%
Expected option life (years)	6.5	5.6	5.4

11. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands, except per share results)

Net income available for common stockholders	$228,934	$142,755	$117,171

Weighted average outstanding shares of common stock used to compute basic earnings per common share	158,968	163,489	164,071
Dilutive effect of:
Employee stock options	1,240	999	811
Restricted stock awards	1,752	3,313	2,426

Shares used to compute diluted earnings per common share	161,960	167,801	167,308

Basic earnings per common share	$1.44	$0.87	$0.71

Diluted earnings per common share	$1.41	$0.85	$0.70

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options to purchase 4,209,266 shares in 2003, 5,050,396 shares in 2002, and 5,993,473 shares in 2001, were not dilutive and, therefore, were not included in the computations of diluted earnings per common share.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

For the year ended December 31, 2003, we acquired 3.7 million of our common shares at an aggregate cost of $44.1 million, or an average of $12.03 per share. Of these shares, 1.4 million were acquired in connection with employee stock plans at an aggregate cost of $23.3 million, or an average of $16.27 per share, and the remaining 2.3 million shares were acquired in open market transactions at an aggregate cost of $20.8 million, or an average of $9.31 per share. In July 2003, the Board of Directors authorized an additional use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. As of February 24, 2004, $94.2 million of the July 2003 authorization remains available for share repurchases.

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

As of December 31, 2003, we maintained aggregate statutory capital and surplus of $1,086.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $640.4 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at December 31, 2003, each of our subsidiaries would be in compliance and we would have $381.9 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at December 31, 2003.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent expense and sublease rental income for all operating leases was as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(in thousands)
Rent expense	$70,815	$81,292	$80,124
Sublease rental income	(12,007)	(14,417)	(16,035)

Net rent expense	$58,808	$66,875	$64,089

Future annual minimum payments due subsequent to December 31, 2003 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
For the years ending December 31:
2004	$63,392	$(3,835)	$59,557
2005	54,403	(3,443)	50,960
2006	38,667	(2,521)	36,146
2007	31,643	(2,264)	29,379
2008	23,326	(863)	22,463
Thereafter	45,791	—	45,791

Total	$257,222	$(12,926)	$244,296

Indemnifications and Guarantees

Our 5-year and 7-year airplane operating leases provide for a residual value payment of no more than $9.2 million at the end of the lease terms, which expire December 29, 2004 for the 5-year lease and January 1, 2010 for the 7-year lease. We have the right to exercise a purchase option with respect to the leased airplanes or the airplanes can be sold to a third party. If we decide not to exercise our purchase option at the end of the lease, we must pay the lessor a maximum amount of $4.4 million related to the 5-year lease and $4.8 million related to the 7-year lease. The amount will be reduced by the net sales proceeds of the airplanes to a third party. After considering the current fair value of the airplanes, we recorded a $1.5 million provision during 2003 for the exposure from the residual value guarantee. During 2003, we terminated two 5-year airplane leases early. The impact of these transactions was not material.

Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1), member coverage for which premium payment has been made prior to insolvency; (2), benefits for members then hospitalized until discharged; and (3), payment to providers for services rendered prior to insolvency. Our parent also has guaranteed the obligations of our TRICARE subsidiaries.

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

behalf of us, or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Government Contracts

Our MedicareAdvantage contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act, or DIMA, was signed into law. DIMA includes provisions that require the 2004 stabilization funding to be directed toward increased reimbursement for providers, increased benefits or access for members, or decreased member premiums. We believe DIMA will open new opportunities for us. However, we do not believe that the benefit to our 2004 financial position, results of operations, or cash flows will be material.

Our current TRICARE contract with the Department of Defense will be in effect until April 30, 2004 for Regions 2 and 5 and until June 30, 2004 for Regions 3 and 4. Each of the contracts is subject to a one-year renewal at the Government’s option. We believe these contracts will continue until the TRICARE transition described below.

On August 21, 2003, the Department of Defense notified us that we were awarded the contract for the South Region, one of three newly-created regions under the government’s revised TRICARE Program. The current TRICARE Regions 3 and 4 will become part of the new South Region along with Region 6, which is currently administered by another contractor. The current Regions 2 and 5 will become part of the North Region, which was awarded to another contractor.

Pursuant to the Department of Defense’s bid process, each of the three awards was subject to protests by unsuccessful bidders of prime contracts, however, none of the protests were successful.

Under the Department of Defense’s current schedule for implementation of the new TRICARE contracts, Regions 2 and 5 will transition to the new North Region for the start of healthcare delivery on July 1, 2004. Regions 3 and 4 will become part of the new South Region for the start of healthcare delivery on August 1, 2004 and Region 6 will become part of our new South Region for the start of healthcare delivery on November 1, 2004.

In addition, retail pharmacy benefits for TRICARE beneficiaries will be administered separately under the new Department of Defense TRICARE Retail Pharmacy Program. On September 26, 2003, we were notified that we were not awarded the retail pharmacy contract and, later, that our protest of this award decision was not upheld.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005, subject to each party agreeing upon annual rates. In July 2003, we signed amendments to the Puerto Rico Medicaid contracts regarding a premium rate increase for the annual period ending June 30, 2004. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. As of December 31, 2003, Puerto Rico accounted for approximately 84% of our total Medicaid membership.

Other than as described herein, the loss of any of our existing or pending government contracts or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

Securities Litigation

In late 1997, three purported class action complaints were filed in the United States District Court for the Southern District of Florida by former stockholders of Physician Corporation of America, or PCA, against PCA and certain of its former directors and officers. We acquired PCA by a merger that became effective on September 8, 1997. The three actions were consolidated into a single action entitled In re Physician Corporation of America Securities Litigation. The consolidated complaint alleged that PCA and the individual defendants knowingly or recklessly made false and misleading statements in press releases and public filings with respect to the financial and regulatory difficulties of PCA’s workers’ compensation business. The Court certified a class on May 20, 2003. On August 25, 2003, the parties entered into an agreement to settle the case for the amount of $10.2 million. On November 26, 2003, the settlement received final approval by the Court. A provision for the settlement was previously made in our financial statements during the fourth quarter of 2002. The Company had pursued insurance coverage for this matter from two insurers and has settled the matter with one of the insurers who will pursue coverage against the other insurer.

Managed Care Industry Purported Class Action Litigation

We have been involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. These include a lawsuit against us and nine of our competitors that purports to be brought on behalf of physicians who have treated our members. As a result of action by the Judicial Panel on Multidistrict Litigation (“JPML”), the case was consolidated in the United States District Court for the Southern District of Florida, and has been styled In re Managed Care Litigation.

The plaintiffs assert that we and other defendants improperly paid providers’ claims and “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

On September 26, 2002, the Court granted the plaintiffs’ request to file a second amended complaint, adding additional plaintiffs, including the Florida Medical Association, which purports to bring its action against all defendants. On October 21, 2002, the defendants moved to dismiss the second amended complaint. On December 8, 2003, the Court denied the motion.

Also on September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 26, 2002. The class

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. The appellate court heard oral argument on September 11, 2003, but no ruling has been issued. Discovery is ongoing, and the Court has set a trial date of September 13, 2004. Also, on January 15, 2004, the Court filed a notice with the JPML that will permit the JPML to decide whether the case should remain in Miami, Florida for trial or be separately remanded for trial to the courts in which the actions were filed prior to their transfer to and consolidation in Miami, Florida. In the case of the Company, that would be the United States District Court for the Western District of Kentucky. In the meantime, two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court.

We intend to continue to defend this action vigorously.

Other

The Academy of Medicine of Cincinnati, the Butler County Medical Society, the Northern Kentucky Medical Society, and several physicians filed antitrust suits in state courts in Ohio and Kentucky against Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross Blue Shield, and United Healthcare of Ohio, Inc., alleging that the defendants violated the Ohio and Kentucky antitrust laws by conspiring to fix the reimbursement rates paid to physicians in the Greater Cincinnati and Northern Kentucky region. Each suit sought class certification, damages and injunctive relief. Plaintiffs cited no evidence that any such conspiracy existed, but based their allegations on assertions that physicians in the Greater Cincinnati region are paid less than physicians in other major cities in Ohio and Kentucky.

On October 23, 2003, we entered into a settlement agreement with the plaintiffs that specified an increase in future reimbursement we pay to a class consisting of physicians in a 12-county area in Southern Ohio and Northern Kentucky over the next three years. We agreed to increase the reimbursement, in the aggregate, subject to certain contingencies, that will increase the amounts paid for physician services over the amounts paid in 2003 as follows: $20 million in 2004, an additional $15 million in 2005 and an additional $10 million in 2006. The agreement also provides for a committee to monitor our contracting practices for the period 2007 through 2010, with reporting to us if any anticompetitive behavior is believed to have occurred. The agreement was approved by the courts on December 30, 2003.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future. On January 1, 2002 and again on January 1, 2003, we reduced the amount of coverage purchased from third party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates.

We do not believe that any pending or threatened legal actions against us or any pending or threatened audits or investigations by state or federal regulatory agencies will have a material adverse effect on our financial position, results of operations, or cash flows. However, the likelihood or outcome of current or future suits, like the purported class action lawsuits described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the potential for increased liability for medical negligence arising from claims adjudication, along with the increased litigation that has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions and government audits and investigations could have a material adverse effect on our financial position, results of operations, and cash flows.

14. ACQUISITION

On May 31, 2001, we acquired the outstanding shares of common stock of a newly-formed Anthem Health Insurance Company subsidiary responsible for administering TRICARE benefits in Regions 2 and 5 for $43.5 million in cash, net of direct transaction costs. We accounted for this acquisition under the purchase method of accounting and accordingly, our consolidated results of operations include the results of the acquired business from the date of acquisition. We allocated the purchase price to net tangible and other intangible assets based upon fair value. Any remaining value not assigned to net tangible or other intangible assets was then allocated to goodwill. Other intangible assets of $11.8 million relate to the acquired government contract and were amortized over the contract’s life assuming no extension, or approximately 2 years. Goodwill recorded in

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the acquisition was $32.9 million. Unaudited pro forma results of operations information have not been presented because the effect of the acquisition was not significant to our results of operations or financial position.

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

The accounting policies of each segment are the same and are described in Note 2. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments generally utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Our segment results were as follows for the years ended December 31, 2003, 2002, and 2001:

	Commercial Segment
	2003	2002	2001
	(in thousands)
Revenues:
Premiums:
Fully insured:
HMO	$2,871,697	$2,610,926	$2,165,031
PPO	3,369,109	2,888,107	2,776,857

Total fully insured	6,240,806	5,499,033	4,941,888
Specialty	320,206	337,295	304,714

Total premiums	6,561,012	5,836,328	5,246,602
Administrative services fees	122,846	103,203	84,204
Investment and other income	106,513	67,947	75,846

Total revenues	6,790,371	6,007,478	5,406,652

Operating expenses:
Medical	5,440,414	4,871,792	4,358,488
Selling, general and administrative	1,131,843	1,066,216	936,539
Depreciation and amortization	82,948	71,243	97,964

Total operating expenses	6,655,205	6,009,251	5,392,991

Income (loss) from operations	135,166	(1,773)	13,661
Interest expense	14,156	13,401	15,674

Income (loss) before income taxes	$121,010	$(15,174)	$(2,013)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Government Segment
	2003	2002	2001
	(in thousands)
Revenues:
Premiums:
Medicare+Choice	$2,527,446	$2,629,597	$2,909,478
TRICARE	2,249,725	2,001,474	1,341,557
Medicaid	487,100	462,998	441,324

Total premiums	5,264,271	5,094,069	4,692,359
Administrative services fees	148,830	141,193	52,886
Investment and other income	22,839	18,441	42,989

Total revenues	5,435,940	5,253,703	4,788,234

Operating expenses:
Medical	4,439,007	4,266,404	3,921,356
Selling, general and administrative	726,185	708,853	608,590
Depreciation and amortization	43,831	49,487	63,567

Total operating expenses	5,209,023	5,024,744	4,593,513

Income from operations	226,917	228,959	194,721
Interest expense	3,211	3,851	9,628

Income before income taxes	$223,706	$225,108	$185,093

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 42% for 2003 and 44% for 2002 and 2001.

16. REINSURANCE

Certain old blocks of run-off insurance assumed in acquisitions, primarily life insurance and annuities, are subject to 100% coinsurance agreements where the entire risk and all administrative functions, including premium collections and claim payments, related to these policies has been ceded to a third-party. Coinsurance is a form of reinsurance. We acquired these policies and the related reinsurance agreements with the purchase of the stock of the companies in which the policies were originally written. We acquired these companies for business reasons unrelated to these policies, including the companies’ licenses necessary to fulfill strategic plans.

A reinsurance agreement between two entities transfers the underwriting risk of policyholder liabilities to a reinsurer; while the primary insurer retains the contractual relationship with the ultimate insured. As such, these reinsurance agreements do not completely relieve us of our potential liability to the ultimate insured. However, given the transfer of underwriting risk, our potential liability is limited to the credit exposure which exists should the reinsurer be unable to meet their obligations assumed under these reinsurance agreements.

Given that all policies are 100% reinsured by third parties, the following amounts pertaining to the reinsurance agreements had no effect on our results of operations. Premiums ceded were $45.3 million in 2003, $59.3 million in 2002, and $70.8 million in 2001. Liabilities, included in “Other long-term liabilities,” and related reinsurance recoverables, included in “Other long-term assets,” in the accompanying consolidated balance sheets under these coinsurance agreements were $272.1 million at December 31, 2003 and $279.9 million at December 31, 2002.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2003 presented below:

Reinsurer	Total Recoverable	Rating (a)
	(in thousands)
Protective Life Insurance Company	$234,123	A+ (superior)
All others	37,964	A to A— (excellent)

	$272,087

(a)	Ratings are published by A.M. Best Company Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Humana Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the consolidated financial position of Humana Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 99 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company ceased amortizing goodwill effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 24, 2004

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2003 and 2002 follows:

	2003
	First(a)	Second(b)	Third	Fourth
	(in thousands, except per share results)
Total revenues	$2,931,716	$3,029,958	$3,111,765	$3,152,872
Income before income taxes	47,402	104,190	93,412	99,712
Net income	31,230	69,276	62,119	66,309
Basic earnings per common share	0.20	0.44	0.39	0.41
Diluted earnings per common share	0.19	0.43	0.38	0.41

	2002
	First	Second	Third	Fourth(c)
	(in thousands, except per share results)
Total revenues	$2,732,582	$2,831,940	$2,841,627	$2,855,032
Income (loss) before income taxes	68,779	66,705	76,957	(2,507)
Net income (loss)	46,770	45,359	52,331	(1,705)
Basic earnings (loss) per common share	0.28	0.28	0.32	(0.01)
Diluted earnings (loss) per common share	0.28	0.27	0.31	(0.01)

(a)	Includes expenses of $30.8 million pretax ($18.8 million after tax, or $0.12 per diluted share) for the writedown of building and equipment and software abandonment expenses due to the elimination of three customer service centers. See Note 4 for the impact on the individual expense categories.
(b)	Includes a gain on the sale of a venture capital investment of $15.2 million ($10.1 million after tax, or $0.06 per diluted share), included in investment and other income.
(c)	Includes expenses of $85.6 million pretax ($58.2 million after tax, or $0.35 per diluted share) for severance and facility costs related to reducing our administrative cost structure with the elimination of three customer service centers and an enterprise-wide workforce reduction, reserves for liabilities related to a previous acquisition, and the impairment in the fair value of certain private debt and equity investments. Of the total amount, $66.0 million was included in administrative expense and $19.6 million was included in investment and other income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls over financial reporting for the quarter ended December 31, 2003.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures including our internal controls over financial reporting are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls over financial reporting or in other factors that are reasonably likely to affect those controls over financial reporting during the Company’s quarter ended December 31, 2003.

In this regard, our CEO and CFO have signed the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. These certifications are filed as Exhibits to this Annual Report on Form 10-K.

Additionally, our CEO will sign the certificate as to compliance with the Corporate Governance Listing Standards adopted by the New York Stock Exchange.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

Executive Officers

Set forth below are names and ages of all of our current executive officers as of March 1, 2004, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	51	President and Chief Executive Officer	09/89	(1)
James E. Murray	50	Chief Operating Officer—Market and Business Segment Operations	08/90	(2)
John M. Bertko	54	Vice President—Chief Actuary	03/00	(3)
James H. Bloem	53	Senior Vice President—Chief Financial Officer and Treasurer	02/01	(4)
Bruce J. Goodman	62	Senior Vice President—Chief Service and Information Officer	04/99	(5)
Bonita C. Hathcock	55	Senior Vice President—Chief Human Resources Officer	05/99	(6)
Arthur P. Hipwell	55	Senior Vice President—General Counsel	08/90	(7)
Thomas J. Liston	42	Senior Vice President—Strategy and Corporate Development	01/97	(8)
Jonathan T. Lord, M.D.	49	Senior Vice President—Chief Innovation Officer	04/00	(9)
Heidi S. Margulis	50	Senior Vice President—Government Relations	12/95	(10)
Steven O. Moya	54	Senior Vice President—Chief Marketing Officer	01/01	(11)
R. Eugene Shields	56	Senior Vice President—Government Programs	09/94	(12)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Prior to that, Mr. McCallister served as Senior Vice President—Health System Management from January 1998 to February 2000 and as Division I President from July 1996 to January 1998. Mr. McCallister joined the Company in June 1974.
(2)	Mr. Murray currently serves as Chief Operating Officer—Market and Business Segment Operations, having held this position since September 2002. Prior to that, Mr. Murray held the position of Chief Operating Officer—Service Operations from February 2001 to September 2002, Chief Operating Officer—Health Plan Division and Interim Chief Financial Officer from February 2000 to February 2001, and Senior Vice President and Chief Financial Officer from November 1998 to February 2000. Mr. Murray joined the Company in October 1989.
(3)	Mr. Bertko currently serves as Vice President—Chief Actuary and joined the Company in October 1999 as Vice President—Actuarial Consulting. Prior to joining the Company, Mr. Bertko was a Principal with Reden & Anders/PM Squared in San Francisco, California from September 1996 to October 1999.
(4)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Prior to that, Mr. Bloem served as Senior Vice President and Chief Financial Officer from February 2001, when he joined the company, through July 2002. Prior to joining the company, Mr. Bloem served as an independent financial and business consultant in Grand Rapids, Michigan from September 1999 to January 2001. From March 1998 to August 1999, Mr. Bloem served as President—Personal Care Division of Perrigo Company in Allegan, Michigan.
(5)	Mr. Goodman currently serves as Senior Vice President—Chief Service and Information Officer having held this position since September 2002. Mr. Goodman joined the Company in April 1999 as Senior Vice President and Chief Information Officer. Prior to joining the Company, Mr. Goodman served as Chief Executive Officer of C2K Technology Partners, Inc. in Livingston, New Jersey from 1998 to April 1999.

(6)	Ms. Hathcock currently serves as Senior Vice President—Chief Human Resources Officer having held this position since May 1999. Prior to joining the Company, Ms. Hathcock served as Vice President of Human Resources & Development for US Airways Group in Crystal City, Virginia from 1997 to 1999.
(7)	Mr. Hipwell currently serves as Senior Vice President—General Counsel having held this position since September 1999. Prior to that, Mr. Hipwell served in the same capacity from June 1994 until his retirement in January 1999. Mr. Hipwell joined the Company in 1979 and was originally elected an officer in 1990.
(8)	Mr. Liston currently serves as Senior Vice President—Strategy & Corporate Development having held this position since July 2000. Prior to that, Mr. Liston served as Vice President—Corporate Development from January 1998 to July 2000. Mr. Liston joined the Company in 1995.
(9)	Dr. Lord currently serves as Senior Vice President—Chief Innovation Officer having held this position since September 2002. Prior to that, he served as Senior Vice President and Chief Clinical Strategy and Innovation Officer from February 2001 to September 2002. Dr. Lord joined the Company in April 2000 as Senior Vice President and Chief Medical Officer. Prior to joining the Company, Dr. Lord was President of Health Dialog in Boston, Massachusetts from December 1999 to April 2000 and Chief Operating Officer of the American Hospital Association in Washington, D.C. from November 1995 to November 1999.
(10)	Ms. Margulis currently serves as Senior Vice President—Government Relations having held this position since January 2000. Prior to that, she served as Vice President—Government Affairs from May 1996 to January 2000. Ms. Margulis joined the Company in November 1985.
(11)	Mr. Moya currently serves as Senior Vice President—Chief Marketing Officer having held this position since January 2001. Prior to joining the Company, Mr. Moya was Vice President—Strategic Planning for Latin Works Marketing in Los Angeles, California from January 1999 to December 2000.
(12)	Mr. Shields currently serves as Senior Vice President—Government Programs (TRICARE) and Puerto Rico having held this position since February 2001. Mr. Shields previously served as Senior Vice President—Development from February 2001 to June 2001 and Senior Vice President and Chief Operating Officer—Emphesys, Inc. (a subsidiary of Humana Inc.) from February 2000 to February 2001. Prior to that, Mr. Shields served as President of Humana Military Health Services Division from July 1994 to February 2000. Mr. Shields joined the Company in 1994.

Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

Corporate Goverance Items

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the caption “Corporate Governance—Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the caption “Corporate Governance—Committee Composition” of such Proxy Statement.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, violations of which should be reported to the Audit Committee. The code is attached as Exhibit 14 to this Annual Report on Form 10-K and may also be viewed on our web site at www.humana.com. Any amendment to or waiver of the application of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly disclosed on the Company’s web site at www.humana.com.

Code of Business Conduct and Ethics

Since 1995, the Company has operated under an omnibus Code of Ethics and Business Conduct, known as the Humana Inc. Principles of Business Ethics, which includes provisions ranging from restrictions on gifts to conflicts of interest. All employees are required to affirm in writing their acceptance of the code. The Humana Inc. Principles of Business Ethics was adopted by our Board of Directors as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Principles of Business Ethics may be viewed on our web site at www.humana.com. The Humana Inc. Principles of Business Ethics are also available upon a written request addressed to Humana Inc. Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202. Any waiver of the application of the Humana Inc. Principles of Business Ethics to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.

Committee Charters

Charters governing the Audit Committee, Executive Committee, Investment Committee, Medical Affairs Committee, Nominating & Governance Committee and Organization & Compensation Committee of the Board of Directors are available on our web site at www.humana.com and are also available upon a written request addressed to Humana Inc. Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202.

Corporate Governance Guidelines

The Board of Directors has adopted Corporate Governance Guidelines, which are intended to comply with the requirements of Section 303A.09 of the NYSE Listed Company Manual. The code is attached as Appendix A to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004. The Corporate Governance Guidelines may be viewed on our web site at www.humana.com and are also available upon a written request addressed to Humana Inc. Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the caption “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the caption “Security Ownership of Certain Beneficial Owners of Company Common Stock” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the caption “Certain Transactions with Management and Others” of such Proxy Statement.

ITEM 14.	AUDITOR FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the caption “Audit Committee Report” of such Proxy Statement.

Audit Committee Pre-approval Policies and Procedures

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2004 appearing under the caption “Audit Committee” and under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The financial statements, financial statement schedule and exhibits set forth below are filed as part of this report

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedule is included herein:

Schedule I     Parent Company Financial Information

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)		Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.

(b)		By-laws, as amended. Exhibit 3(b) to the Company’s Annual Report for the fiscal year ended December 31, 1997, is incorporated by reference herein.

4(a)		Form of Amended and Restated Rights Agreement dated February 14, 1996, between Humana Inc. and Mid-America Bank of Louisville and Trust Company. Exhibit 1.3 to the Registration Statement (File No. 1-5975) on Form 8-A/A dated February 14, 1996, is incorporated by reference herein.

(b)		Amendment No. 2 to the Amended and Restated Rights Agreement dated February 14, 1996. Exhibit 4.3 to the Registration Statement (File No. 1-5975) on Form 8-A12B/A filed March 1, 1999, is incorporated by reference herein.

(c)		Indenture dated as of August 2001 covering the Company’s 71/4% Senior Notes due 2006. Exhibit 4.1 to Registration Statement No. 333-63384 is incorporated by reference herein.

(d)		Indenture dated August 5, 2003 covering the Company’s Senior Debt Securities. Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(e)		First Supplemental Indenture dated August 5, 2003 covering the Company’s 6.30% Senior Notes due 2018. Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(f)		There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described herein in Note 8 to Consolidated Financial Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.

10(a)	*	1989 Stock Option Plan for Employees. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(b)	*	Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

(c)	*	Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

10	(d)*	1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

	(e)*	Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors. Annex C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

	(f)*	Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors. Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

	(g)*	1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

	(h)*	1996 Stock Incentive Plan for Employees. Annex A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 9, 1996, is incorporated by reference herein.

	(i)*	1996 Stock Incentive Plan for Employees as amended in 1998. Exhibit C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

	(j)*	Humana Inc. Non-Qualified Stock Option Plan for Employees. Exhibit 99 to the Company’s Form S-8 Registration Statement (333-86801) filed on September 9, 1999, is incorporated by reference herein.

	(k)*	Humana Inc. Restricted Stock Plan for Officers and Directors. Exhibit 99.5 to the Company’s Form S-8 Registration Statement (No. 333-41408) filed on July 14, 2000, is incorporated by reference herein.

	(l)*	Humana Inc. Restricted Stock Plan for Employees. Exhibit 99.4 to the Company’s Form S-8 Registration Statement (No. 333-41408) filed on July 14, 2000, is incorporated by reference herein.

	(m)	Humana Inc. 2003 Stock Incentive Plan. Appendix B to the Company’s Proxy Statement filed on March 28, 2003, is incorporated by reference herein.

	(n)*	Humana Inc. 2003 Executive Management Incentive Compensation Plan. Appendix C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders filed on March 28, 2003 is incorporated by reference herein.

	(o)*	Restated agreement providing for termination benefits in the event of a change of control. Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

	(p)*	Employment Agreement—Michael B. McCallister. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference herein.

	(q)*	Agreement—David A. Jones, dated December 15, 1999. Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

	(r)*	Trust under Humana Inc. Deferred Compensation Plans. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

	(s)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors, filed herewith.

	(t)*	Severance policy. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference herein.

	(u)*	Humana Officers’ Target Retirement Plan, as amended. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

10	(v)*	Summary of Changes to Humana Inc. Retirement Plans, as amended. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

	(w)*	Humana Supplemental Executive Retirement and Savings Plan, as amended and restated on December 31, 2003, filed herewith.

	(x)*	Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

	(y)	Indemnity Agreement. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

	(z)	Agreement between the Secretary of the Department of Health and Human Services and Humana Medical Plan, Inc. Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

	(aa)	Second Amended and Restated 364-Day Credit Agreement. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2003 is incorporated by reference herein.

	(bb)	The Four-Year Credit Agreement. Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference herein.

	(cc)	Second Amended and Restated RFC Loan Agreement. Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

	(dd)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of the Company. Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, is incorporated by reference herein.

12		Computation of ratio of earnings to fixed charges, filed herewith.

14		Code of Conduct for Chief Executive Officer & Senior Financial Officers, filed herewith.

21		List of subsidiaries, filed herewith.

23		Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1		CEO certification pursuant to Rule 13a-14(a)/(15d-14(a), filed herewith.

31.2		CFO certification pursuant to Rule 13a-14(a)/(15d-14(a), filed herewith.

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*  Exhibits 10(a) through and including 10(x) are compensatory plans or management contracts.

(b)	Reports on Form 8-K:

(1)	On October 15, 2003, we filed a report concerning our contingency plans related to the Health Insurance Portability and Accountability Act.

(2)	On October 23, 2003, we filed a report regarding the settlement of litigation in Cincinnati, Ohio.

(3)	On October 27, 2003, we furnished a report regarding our third quarter of 2003 earnings release.

(4)	On December 8, 2003, we filed a report regarding the announcement of Medicare modernization.

(5)	On December 19, 2003, we filed a report regarding the pending acquisition of Ochsner Health Plan.

(6)	On February 2, 2004, we furnished a report regarding our fourth quarter of 2003 earnings release.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$321,676	$187,008
Investment securities	77,717	—
Receivable from operating subsidiaries	78,834	206,182
Other current assets	79,531	36,798

Total current assets	557,758	429,988

Property and equipment, net	281,168	272,880
Investments in subsidiaries	2,384,709	2,226,245
Notes receivable from operating subsidiaries	17,000	52,000
Other	66,180	88,455

Total assets	$3,306,815	$3,069,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$379,583	$458,092
Current portion of notes payable to operating subsidiaries	—	31,500
Book overdraft	130,948	57,485
Other current liabilities	164,716	202,853
Short-term debt	—	265,000

Total current liabilities	675,247	1,014,930

Long-term debt	642,638	339,913
Notes payable to operating subsidiaries	45,600	45,600
Other	107,381	62,651

Total liabilities	1,470,866	1,463,094

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 173,909,127 shares issued in 2003, and 171,334,893 shares issued in 2002	28,984	28,556
Treasury stock, at cost, 12,018,281 shares in 2003, and 8,362,537 shares in 2002	(133,976)	(89,987)
Other stockholders’ equity	1,940,941	1,667,905

Total stockholders’ equity	1,835,949	1,606,474

Total liabilities and stockholders’ equity	$3,306,815	$3,069,568

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2003	2002	2001
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$458,373	$428,426	$397,075
Investment income (loss) and other income, net	19,883	(6,279)	7,225

	478,256	422,147	404,300

Expenses:
Selling, general and administrative	357,041	342,572	308,717
Depreciation	82,478	69,384	57,783
Interest	21,229	21,480	30,456

	460,748	433,436	396,956

Income (loss) before income taxes and equity in net earnings of subsidiaries	17,508	(11,289)	7,344
Provision (benefit) for income taxes	10,944	(25,475)	(18,571)

Income before equity in net earnings of subsidiaries	6,564	14,186	25,915
Equity in net earnings of subsidiaries	222,370	128,569	91,256

Net income	$228,934	$142,755	$117,171

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2003	2002	2001
	(in thousands)
Net cash provided by operating activities	$200,011	$325,893	$268,534

Cash flows from investing activities:
Acquisitions	—	—	(43,490)
Purchases of investment securities	(78,303)	(7,470)	(10,937)
Proceeds from sale of investment securities	—	12,553	—
Purchases of property and equipment, net	(90,765)	(94,505)	(84,487)
Capital contributions to operating subsidiaries	(17,000)	(11,000)	(32,304)
Surplus note redemption from operating subsidiaries	35,000	12,000	22,500
Other	70	1,030	1,222

Net cash used in investing activities	(150,998)	(87,392)	(147,496)

Cash flows from financing activities:
Revolving credit agreement repayments	—	—	(520,000)
Net conduit commercial paper borrowings	(265,000)	2,000	263,000
Net commercial paper repayments	—	—	(79,952)
Proceeds from issuance of senior notes	299,139	—	299,277
Proceeds from other borrowings	—	—	5,700
Proceeds from swap exchange	31,556	—	—
Debt issue costs	(3,331)	(1,549)	(7,116)
Change in book overdraft	73,463	(46,084)	(17,709)
Repayment of notes issued to operating subsidiaries	(31,500)	—	(20,000)
Common stock repurchases	(44,147)	(74,035)	(1,867)
Proceeds from stock option exercises and other	25,475	9,577	1,928

Net cash provided by (used in) financing activities	85,655	(110,091)	(76,739)

Increase in cash and cash equivalents	134,668	128,410	44,299
Cash and cash equivalents at beginning of year	187,008	58,598	14,299

Cash and cash equivalents at end of year	$321,676	$187,008	$58,598

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $131.0 million in 2003 and $198.0 million in 2002. No cash dividends from subsidiaries were received in 2001.

Guarantee

Through indemnity agreements approved by state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by our parent company in the event of insolvency for; (1), member coverage for which premium payment has been made prior to insolvency; (2), benefits for members then hospitalized until discharged; and (3), payment to providers for services rendered prior to insolvency. Our parent has also guaranteed the obligations of our TRICARE subsidiaries.

Notes Receivables from Operating Subsidiaries

We funded certain subsidiaries with surplus note agreements. These notes are generally non-interest bearing and may not be repaid without the prior approval of the Departments of Insurance.

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 6.65% to 6.75% and are payable between 2004 and 2009. We recorded interest expense of $3.9 million, $4.2 million and $5.2 million related to these notes for the years ended December 31, 2003, 2002 and 2001, respectively.

3. REGULATORY REQUIREMENTS

Certain other subsidiaries operate in states that regulate the payment of dividends, loans or other cash transfers to Humana Inc., require minimum levels of equity, and limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2003, we maintained aggregate statutory capital and surplus of an estimated $1,086.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements, which aggregated approximately $640.4 million.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at December 31, 2003, each of our subsidiaries would be in compliance, and we would have $381.9 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at December 31, 2003.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM

James H. Bloem Senior Vice President and Chief Financial Officer

Date: March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 5, 2004

/s/ DAVID A. JONES David A. Jones	Chairman of the Board	March 5, 2004

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Vice Chairman of the Board	March 5, 2004

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	March 5, 2004

/s/ MICHAEL E. GELLERT Michael E. Gellert	Director	March 5, 2004

/s/ JOHN R. HALL John R. Hall	Director	March 5, 2004

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Director	March 5, 2004

/s/ IRWIN LERNER Irwin Lerner	Director	March 5, 2004

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	March 5, 2004

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	March 5, 2004