Form 10-Q
period 2004-03-31
HUMANA INC
filed 2004-05-07
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2004
$0.16 2/3 par value	161,473,643 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2004

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$417,647	$931,404
Investment securities	2,115,784	1,676,642
Receivables, less allowance for doubtful accounts of $38,459 at March 31, 2004, and $40,400 at December 31, 2003:
Premiums	511,931	452,404
Administrative services fees	16,627	13,583
Other	306,831	247,298

Total current assets	3,368,820	3,321,331

Property and equipment, net	397,212	416,472
Other assets:
Long-term investment securities	311,409	319,167
Goodwill	776,874	776,874
Other	421,430	459,479

Total other assets	1,509,713	1,555,520

Total assets	$5,275,745	$5,293,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,396,784	$1,272,156
Trade accounts payable and accrued expenses	422,568	440,340
Book overdraft	210,437	219,054
Unearned revenues	131,372	333,071

Total current liabilities	2,161,161	2,264,621
Long-term debt	646,897	642,638
Other long-term liabilities	558,741	550,115

Total liabilities	3,366,799	3,457,374

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 174,559,254 shares issued at March 31, 2004, and 173,909,127 shares issued at December 31, 2003	29,093	28,984
Capital in excess of par value	986,369	974,975
Retained earnings	1,017,641	949,811
Accumulated other comprehensive income	24,641	16,909
Unearned stock compensation	(78)	(754)
Treasury stock, at cost, 12,739,251 shares at March 31, 2004, and 12,018,281 shares at December 31, 2003	(148,720)	(133,976)

Total stockholders’ equity	1,908,946	1,835,949

Total liabilities and stockholders’ equity	$5,275,745	$5,293,323

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2004	2003
	(in thousands, except per share results)
Revenues:
Premiums	$3,179,181	$2,842,949
Administrative services fees	78,237	61,136
Investment and other income	29,531	27,631

Total revenues	3,286,949	2,931,716

Operating expenses:
Medical	2,683,516	2,371,434
Selling, general and administrative	469,629	464,278
Depreciation and amortization	26,312	44,667

Total operating expenses	3,179,457	2,880,379

Income from operations	107,492	51,337
Interest expense	4,719	3,935

Income before income taxes	102,773	47,402
Provision for income taxes	34,943	16,172

Net income	$67,830	$31,230

Basic earnings per common share	$0.42	$0.20

Diluted earnings per common share	$0.41	$0.19

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities
Net income	$67,830	$31,230
Adjustments to reconcile net income to net cash used in operating activities:
Writedown of property and equipment	—	17,233
Depreciation and amortization	26,312	44,667
Provision for deferred income taxes	12,223	3,646
Changes in operating assets and liabilities:
Receivables	(20,546)	(25,349)
Other assets	(15,472)	20,008
Medical and other expenses payable	124,628	83,912
Other liabilities	(32,431)	(66,539)
Unearned revenues	(201,699)	(218,153)
Other	(900)	1,115

Net cash used in operating activities	(40,055)	(108,230)

Cash flows from investing activities
Purchases of property and equipment	(22,732)	(22,096)
Proceeds from sales of property and equipment	19,385	462
Purchases of investment securities	(1,491,272)	(1,545,241)
Maturities of investment securities	246,845	196,923
Proceeds from sales of investment securities	786,868	1,320,246

Net cash used in investing activities	(460,906)	(49,706)

Cash flows from financing activities
Common stock repurchases	(12,836)	(20,817)
Change in book overdraft	(8,617)	(10,303)
Proceeds from stock option exercises and other	8,657	351

Net cash used in financing activities	(12,796)	(30,769)

Decrease in cash and cash equivalents	(513,757)	(188,705)
Cash and cash equivalents at beginning of period	931,404	721,357

Cash and cash equivalents at end of period	$417,647	$532,652

Supplemental cash flow disclosures:
Interest payments	$6,581	$4,068
Income tax payments, net	$4,353	$3,716

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. References throughout this document to “we,” “us,” “our,” the “Company,” and “Humana,” mean Humana Inc. and all entities we own. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2003, that was filed with the Securities and Exchange Commission, or the SEC, on March 5, 2004.

The preparation of our condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the recognition of revenue related to our TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ materially from those estimates. Refer to “Critical Accounting Policies and Estimates” in Humana’s 2003 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(2)	Significant Accounting Policies

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 10 to the consolidated financial statements in Humana’s 2003 Annual Report on Form 10-K. We account for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, or APB No. 25. No employee compensation cost is reflected in net income related to fixed-based stock option awards because these options had an exercise price equal to the market value of the underlying common stock on the date of grant. Generally, if a fixed-based stock option award is subsequently modified, compensation expense, if any, is recorded for the amount that the market price of Humana common stock exceeds the option’s exercise price on the date the option is modified. Compensation expense is recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of Humana common stock on the date of the grant.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards was as follows for the three months ended March 31, 2004 and 2003.

	2004	2003
	(in thousands, except per share results)
Net income, as reported	$67,830	$31,230
Add: Stock-based employee compensation expense included in reported net income, net of related tax	782	1,403
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(3,038)	(2,396)

Adjusted net income	$65,574	$30,237

Earnings per share:
Basic, as reported	$0.42	$0.20

Basic, pro forma	$0.40	$0.19

Diluted, as reported	$0.41	$0.19

Diluted, pro forma	$0.40	$0.19

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003), which amended certain provisions of FIN 46 and delayed implementation for entities that are not considered special purpose entities until the first quarter of 2004. The adoption of FIN 46 or FIN 46-R did not have a material impact on our financial position, results of operations, or cash flows.

(3)	Acquisition

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from Ochsner Clinic Foundation for $82.5 million in cash, subject to adjustment based upon completion of a final balance sheet necessary to determine, among other items, Ochsner’s ultimate claims liability as of the purchase date using claims paid data during a 6-month run-out period. In addition, the purchase price includes provisions to pay additional consideration up to $45.0 million assuming certain earnings targets are met. Ochsner is a Louisiana health plan serving approximately 152,000 Commercial medical members, primarily in fully insured large group accounts, and approximately 33,000 members in the MedicareAdvantage program.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4)	Long-lived Asset Impairment

A decision to eliminate the Jacksonville, Florida customer service center prompted a review for the possible impairment of long-lived assets associated with this center. Under a transition plan, we continued to use the long-lived assets of the Jacksonville customer service center until mid-2003, the completion date for consolidating this customer service center. The long-lived assets of this customer service center were supported by the future cash flows expected to result from members serviced by that center. Cash flows from members serviced by the service center represented the lowest level of independently identifiable cash flows. For example, cash flows from members located primarily in the state of Florida and serviced by the Jacksonville service center supported the Jacksonville center’s long-lived assets until those members’ service was transitioned elsewhere.

Our impairment review during the first quarter of 2003 indicated that estimated undiscounted cash flows expected to result from the remaining use of the Jacksonville, Florida customer service center long-lived assets, primarily a building, were insufficient to recover their carrying value. Accordingly, we reduced the carrying value of these long-lived assets to their estimated fair value resulting in non-cash impairment expenses of $17.2 million ($10.5 million after tax) during the first quarter of 2003.

We used an independent third party appraisal to assist us in evaluating the fair value of the building. The non-cash impairment expenses are included with selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

Based upon our decision to sell the building previously used in our Jacksonville customer service operations, we classified it as held for sale and ceased depreciating the building effective July 1, 2003. The impact of ceasing depreciation of the building was not material to our results of operations. During the first quarter of 2004, we completed the sale of the Jacksonville building, recording proceeds of $14.8 million and a loss of $0.2 million.

Accelerated Depreciation

After finalizing plans during the first quarter of 2003 to abandon software used in our operations by March 2003, we reduced the estimated useful life of the software effective January 1, 2003. Accordingly, we accelerated the depreciation of the remaining software balance of approximately $13.5 million ($8.3 million after tax) during the first quarter of 2003.

The allocation of the non-cash pretax expenses related to the writedown and accelerated depreciation of certain long-lived assets to our Commercial and Government segments was as follows for the three months ended March 31, 2003:

	2003
	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$4,325	$12,908	$17,233
Depreciation and amortization	13,527	—	13,527

Total pretax impact	$17,852	$12,908	$30,760

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(5)	Other Intangible Assets

Other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets on the condensed consolidated balances sheets. Amortization expense for other intangible assets was approximately $2.4 million for the three months ended March 31, 2004 and $3.9 million for the three months ended March 31, 2003. The following table presents our estimate of amortization expense for the remaining nine months of 2004, and for each of the five succeeding fiscal years:

(in thousands)
For the nine month period ending December 31, 2004	$6,671
For the years ending December 31:
2005	$5,440
2006	$352
2007	$352
2008	$227
2009	$215

The following table presents details of our other intangible assets included in other non-current assets in the accompanying condensed consolidated balance sheets at March 31, 2004 and December 31, 2003:

	March 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$85,496	$76,921	$8,575	$85,496	$75,194	$10,302
Provider contracts	12,128	8,683	3,445	12,128	8,075	4,053
Government contracts	11,820	11,820	—	11,820	11,820	—
Licenses and other	5,065	1,430	3,635	5,065	1,376	3,689

Total other intangible assets	$114,509	$98,854	$15,655	$114,509	$96,465	$18,044

(6)	Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
	(in thousands)
Net income	$67,830	$31,230
Net unrealized investment gains, net of tax	7,732	802

Comprehensive income, net of tax	$75,562	$32,032

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(7)	Earnings Per Common Share

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

The following table presents details supporting the computation of basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
	(in thousands, except per share results)
Net income available for common stockholders	$67,830	$31,230
Weighted average outstanding shares of common stock used to compute basic earnings per common share	161,966	157,739
Dilutive effect of:
Employee stock options	2,333	359
Restricted stock	58	3,308

Shares used to compute diluted earnings per common share	164,357	161,406
Basic earnings per common share	$0.42	$0.20

Diluted earnings per common share	$0.41	$0.19

Stock options to purchase 123,899 shares and 6,773,524 shares for the three months ended March 31, 2004 and 2003, respectively were not dilutive and, therefore, were not included in the computations of diluted earnings per common share.

(8)	Stock Repurchase Plan

In July 2003, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. For the three months ended March 31, 2004, 686,000 common shares were acquired in open market transactions at an aggregate cost of $13.9 million, or an average of $20.33 per share. As of May 6, 2004, $75.5 million of the July 2003 authorization remains available for share repurchases. See also the chart in Part II, Item 2 on page 34.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(9)	Long-term Debt

Long-term debt outstanding was as follows at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)

6.30% senior, unsecured notes due 2018, net of unamortized discount of $823 at March 31, 2004 and $838 at December 31, 2003	$299,177	$299,162
7.25% senior, unsecured notes due 2006, net of unamortized discount of $340 at March 31, 2004 and $376 at December 31, 2003	299,660	299,624
Fair value of interest rate swap agreements	19,545	12,754
Deferred gain from interest rate swap exchange	23,750	26,175

Total senior notes	642,132	637,715
Other long-term borrowings	4,765	4,923

Total long-term debt	$646,897	$642,638

(10)	Guarantees and Contingencies

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

Government Contracts

Our MedicareAdvantage contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act, or DIMA, was signed into law. DIMA includes provisions that require the 2004 stabilization funding to be directed toward increased reimbursement for providers, increased benefits or access for members, or decreased member premiums. CMS has approved all of our MedicareAdvantage plans filed in February 2004. CMS also announced Medicare rates for 2005. Given that risk adjusters have a 50 percent impact in 2005, our initial expectation is for 2005 net Medicare rate increases to be less than the program’s overall average of 6.6 percent. We believe DIMA will open new opportunities for us. However, we do not believe that the benefit to our 2004 financial position, results of operations, or cash flows will be material.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our current TRICARE contracts with the Department of Defense will be in effect until June 30, 2004 for Regions 2 and 5 and until July 31, 2004 for Regions 3 and 4.

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

We were also awarded the contract to administer TRICARE health benefits for participants in Puerto Rico. The ASO contract began on May 1, 2004 and includes a term of approximately four years, subject to annual renewal terms. While relatively small in potential annual revenues, we believe this opportunity further leverages our Puerto Rico operations.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005, subject to each party agreeing upon annual rates. In July 2003, we signed amendments to the Puerto Rico Medicaid contracts regarding a premium rate increase for the annual period ending June 30, 2004. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. As of March 31, 2004, Puerto Rico accounted for approximately 84% of our total Medicaid membership.

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

Legal Proceedings

Managed Care Industry Purported Class Action Litigation

We have been involved in several purported class action lawsuits that are part of a wave of generally similar actions that target the health care payer industry and particularly target managed care companies. These include a lawsuit against us and originally nine of our competitors that purports to be brought on behalf of physicians who have treated our members. As a result of action by the Judicial Panel on Multidistrict Litigation (“JPML”), the case was consolidated in the United States District Court for the Southern District of Florida, and has been styled In re Managed Care Litigation.

The plaintiffs assert that we and other defendants improperly paid providers’ claims and “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the complaint on September 8, 2000, and the other defendants filed similar motions thereafter. On March 2, 2001, the Court dismissed certain of the plaintiffs’ claims pursuant to the defendants’ several motions to dismiss. However, the Court allowed the plaintiffs to attempt to correct the deficiencies in their complaint with an amended pleading with respect to all of the allegations except a claim under the federal Medicare regulations, which was dismissed with prejudice. The Court also left undisturbed the plaintiffs’ claims for breach of contract. On March 26, 2001, the plaintiffs filed their amended complaint, which, among other things, added four state or county medical associations as additional plaintiffs. Two of those, the Denton County (Texas) Medical Society and the Texas Medical Association, purport to bring their actions against us, as well as against several other defendant companies. The Medical Association of Georgia and the California Medical Association purport to bring their actions against various other

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

defendant companies. The associations seek injunctive relief only. The defendants filed a motion to dismiss the amended complaint on April 30, 2001.

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

On October 10, 2002, the defendants asked the Court of Appeals for the Eleventh Circuit to review the class certification decision. On November 20, 2002, the Court of Appeals agreed to review the class issue. The appellate court heard oral argument on September 11, 2003, but no ruling has been issued. Discovery is ongoing, and the Court has set a new trial date of March 15, 2005. Also, on January 15, 2004, the Court filed a notice with the JPML that would have permitted the JPML to decide whether the case should remain in Miami, Florida for trial or be separately remanded for trial to the courts in which the actions were filed prior to their transfer to and consolidation in Miami, Florida. In the case of the Company, that would be the United States District Court for the Western District of Kentucky. On April 12, 2004, the JPML ruled that the issue should only be decided after the Court of Appeals rules on the class certification motion. In the meantime, two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court.

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

We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, nonacceptance or termination of providers, improper rate setting, failure to disclose network discounts and various other provider arrangements, as well as challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims and challenges to the use of certain software products in processing claims. Pending state and federal legislative activity may increase our exposure for any of these types of claims.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

The likelihood or outcome of current or future suits, like the purported class action lawsuit described above, or governmental investigations, cannot be accurately predicted with certainty. In addition, the potential for increased liability for medical negligence arising from claims adjudication, along with the increased litigation that has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions and government audits and investigations could have a material adverse effect on our financial position, results of operations, and cash flows.

(11) Segment Information

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: MedicareAdvantage (formerly Medicare+Choice), Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results for the three months ended March 31, 2004 and 2003 are as follows:

	Commercial Segment
	For the three months ended March 31,
	2004	2003
	(in thousands)
Revenues:
Premiums:
Fully insured
HMO	$672,964	$735,590
PPO	944,156	801,363

Total fully insured	1,617,120	1,536,953
Specialty	85,971	78,603

Total premiums	1,703,091	1,615,556
Administrative services fees	41,696	29,590
Investment and other income	23,638	21,853

Total revenues	1,768,425	1,666,999

Operating expenses:
Medical	1,422,777	1,313,580
Selling, general and administrative	286,727	280,362
Depreciation and amortization	16,065	32,755

Total operating expenses	1,725,569	1,626,697

Income from operations	42,856	40,302
Interest expense	3,770	3,063

Income before income taxes	$39,086	$37,239

	Government Segment
	For the three months ended March 31,
	2004	2003
	(in thousands)
Revenues:
Premiums:
MedicareAdvantage	$706,318	$635,842
TRICARE	648,993	470,321
Medicaid	120,779	121,230

Total premiums	1,476,090	1,227,393
Administrative services fees	36,541	31,546
Investment and other income	5,893	5,778

Total revenues	1,518,524	1,264,717

Operating expenses:
Medical	1,260,739	1,057,854
Selling, general and administrative	182,902	183,916
Depreciation and amortization	10,247	11,912

Total operating expenses	1,453,888	1,253,682

Income from operations	64,636	11,035
Interest expense	949	872

Income before income taxes	$63,687	$10,163

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in the “Cautionary Statements” section of this document. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2003 revenues of $12.2 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of March 31, 2004, we had approximately 7.0 million members in our medical insurance programs, as well as approximately 1.7 million members in our specialty products programs.

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: MedicareAdvantage, TRICARE, and Medicaid. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of innovative and consumer-choice product designs which are supported by service excellence and industry-leading electronic capabilities, including education, tools and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of fast rising health care costs for their employees. Membership in our Smart products exceeds 220,000 members at March 31, 2004. We believe that growth in these products, which may be competitively priced to produce higher margins, is a key component, among other items, for our continuing improvement in the Commercial segment.

Other important elements which impact our Commercial segment profitability are the competitive pricing environment and market conditions. With respect to pricing, there is a complex balancing act between sustaining or increasing underwriting margins versus achieving enrollment growth. With respect to market conditions, there is the impact of economies of scale on administrative overhead. As a result of the decline in preference for tightly managed HMO products and intensive utilization review procedures, medical costs have become increasingly comparable among the larger competitors. Consequently, product design and consumer involvement have become the more important drivers of medical services consumption. Administrative expense efficiency is becoming a primary driver of commercial margin sustainability. In line with that philosophy, we continue to rationalize our administrative expense structure, realize administrative expense savings through technology tools, and look at acquisition opportunities that align with our geographic presence and Commercial strategy.

On April 1, 2004, we completed the acquisition of Ochsner Health Plan, enhancing our presence in the Southern United States, an area growing in population and commercial activity. In addition to creating a new Humana market in New Orleans, Louisiana, the Ochsner Health Plan acquisition is expected to facilitate sales opportunities in our existing Houston, Texas market and we believe will make us more attractive to national accounts.

In our Government segment, we continue to work on transitioning our TRICARE business in the interim period before the commencement of the new South contract which is scheduled to begin August 1, 2004 as it relates to our current Regions 3 and 4 contracts and November 1, 2004 as it relates to the current Region 6 contract. In addition, our TRICARE unit was awarded the contract to administer health benefits for participants in Puerto Rico. The ASO contract began May 1, 2004 and includes a term of approximately four years, subject to annual renewal terms. While relatively small in potential annual revenues, we believe this opportunity further leverages our Puerto Rico operations.

We believe the new Medicare legislation demonstrates the federal government’s financial commitment to the private payor program and the commitment to providing health benefits and options to seniors. The first quarter of 2004 was the third consecutive quarter in which our Medicare membership increased. On April 1, 2004, we added 33,000 Medicare members through the Ochsner acquisition. Thus we are forecasting membership to grow to between 370,000 and 390,000 by the end of 2004.

Our revenues for the first quarter of 2004 increased 12.1% to $3.3 billion compared to $2.9 billion in the same period a year ago. Medical membership at March 31, 2004 totaled 7.0 million, an increase of 5.9% over the 6.6 million medical members as of March 31, 2003. Higher revenues resulted primarily from an increase in TRICARE’s base contract price which became effective in July 2003 and an increase in fully insured commercial per member premiums. In addition to our Smart products, our Individual product sales have also been accelerating with membership over the past year increasing from less than 10,000 at the end of March 31, 2003 to approximately 75,000 at March 31, 2004. Our Commercial ASO products were another area of appreciable membership growth, with nearly one million ASO members, up more than 50% over the prior year’s quarter.

Increased earnings contributed to the improvement in operating cash flows. Net cash used in our operations of $40.1 million during the first quarter of 2004 and $108.2 million during the same period a year ago was caused by the timing of our monthly payments from CMS. The early receipt of the January CMS payment in December resulted in a total of only two CMS payments during the quarter. During the first quarter of 2004, we repurchased 686,000 shares in the open market at aggregate cost of $13.9 million, or an average of $20.33 and invested $22.7 million in capital expenditures.

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

Acquisition

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from Ochsner Clinic Foundation for $82.5 million in cash, subject to adjustment based upon completion of a final balance sheet necessary to determine, among other items, Ochsner’s ultimate claims liability as of the purchase date using claims paid data during a 6-month run-out period. In addition, the purchase price includes provisions to pay additional consideration up to $45.0 million assuming certain earnings targets are met. Ochsner is a Louisiana health plan serving approximately 152,000 Commercial medical members, primarily in fully insured large group accounts, and approximately 33,000 members in the MedicareAdvantage program.

Comparison of Results of Operations

The following discussion primarily deals with our results of operations for the three months ended March 31, 2004, or the 2004 quarter, and the three months ended March 31, 2003, or the 2003 quarter.

The following table presents certain financial data for our two segments:

	For the three months ended March 31,		Change
	2004	2003	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,617,120	$1,536,953	$80,167	5.2%
Specialty	85,971	78,603	7,368	9.4%

Total Commercial	1,703,091	1,615,556	87,535	5.4%

MedicareAdvantage	706,318	635,842	70,476	11.1%
TRICARE	648,993	470,321	178,672	38.0%
Medicaid	120,779	121,230	(451)	(0.4)%

Total Government	1,476,090	1,227,393	248,697	20.3%

Total	$3,179,181	$2,842,949	$336,232	11.8%

Administrative services fees:
Commercial	41,696	$29,590	$12,106	40.9%
Government	36,541	31,546	4,995	15.8%

Total	$78,237	$61,136	$17,101	28.0%

Income before income taxes:
Commercial	$39,086	$37,239	$1,847	5.0%
Government	63,687	10,163	53,524	526.7%

Total	$102,773	$47,402	$55,371	116.8%

Medical expense ratios:
Commercial	83.5%	81.3%		2.2
Government	85.4%	86.2%		(0.8)

Total	84.4%	83.4%		1.0

SG&A expense ratios:
Commercial	16.4%	17.0%		(0.6)
Government	12.1%	14.6%		(2.5)

Total	14.4%	16.0%		(1.6)

Medical membership was as follows at March 31, 2004 and 2003:

			Change
	2004	2003	Members	Percentage
Commercial segment medical members:
Fully insured	2,298,600	2,348,800	(50,200)	(2.1)%
ASO	997,000	654,600	342,400	52.3%

Total Commercial	3,295,600	3,003,400	292,200	9.7%

Government segment medical members:
MedicareAdvantage	333,200	327,100	6,100	1.9%
TRICARE	1,860,100	1,752,500	107,600	6.1%
TRICARE ASO	1,057,900	1,050,800	7,100	0.7%
Medicaid	468,200	491,400	(23,200)	(4.7)%

Total Government	3,719,400	3,621,800	97,600	2.7%

Total medical membership	7,015,000	6,625,200	389,800	5.9%

Overview

Net income was $67.8 million, or $0.41 per diluted share in the 2004 quarter compared to $31.2 million, or $0.19 per diluted share in the 2003 quarter. The increase in net income primarily was due to improved profits in the Government segment. The 2003 quarter results included expenses for asset impairments and other unusual items.

Premium Revenues and Medical Membership

Premium revenues increased 11.8% to $3.18 billion for the 2004 quarter, compared to $2.84 billion for the 2003 quarter. Higher premium revenues resulted primarily from an increase in TRICARE premiums and an increase in fully insured commercial per member premiums. Items impacting per member premiums include changes in premium and government reimbursement rates, as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Commercial segment premium revenues increased 5.4% to $1.70 billion for the 2004 quarter, compared to $1.62 billion for the 2003 quarter. This increase resulted from increases in per member premiums in the 7% to 9% range on our fully insured commercial business. Our fully insured commercial medical membership decreased 2.1%, or 50,200 members, to 2,298,600 at March 31, 2004 compared to 2,348,800 at March 31, 2003. We expect fully insured commercial per member premiums to increase in the 7.5% to 9.5% range for the remainder of 2004. Also, we expect Commercial segment medical membership, both fully insured and ASO to grow at a rate of 6% to 8% from December 31, 2003 to December 31, 2004, with the attrition in fully insured business somewhat offsetting the growth in ASO accounts.

Government segment premium revenues increased 20.3% to $1.48 billion for the 2004 quarter, compared to $1.23 billion for the 2003 quarter. This increase was primarily attributable to our TRICARE business. TRICARE premium revenues grew 38.0% to $649.0 million due to the increase in our base contract monthly revenue which became effective in July 2003. MedicareAdvantage membership was 333,200 at March 31, 2004, compared to 327,100 at March 31, 2003, an increase of 6,100 members, or 1.9%. Per member premiums for our MedicareAdvantage business increased in the 8% to 10% range for the 2004 quarter. We expect per member premiums for our MedicareAdvantage business to increase in the 9% to 11% range for 2004 with membership, including the Ochsner acquisition, growing to between 370,000 and 390,000 by December 31, 2004.

Administrative Services Fees

Our administrative services fees for the 2004 quarter were $78.2 million, an increase of $17.1 million from $61.1 million for the 2003 quarter. For the Commercial segment, administrative services fees increased $12.1 million, or 40.9%, to $41.7 million. This increase corresponds to the higher level of ASO membership at March 31, 2004, which was 997,000 members, compared to 654,600 at March 31, 2003. Administrative fees for the Government segment increased $5.0 million when comparing the 2004 quarter to the 2003 quarter. This increase resulted from contractual adjustments related to TRICARE for Life, a program for seniors where we provide medical benefit administrative services.

Investment and Other Income

Investment and other income totaled $29.5 million for the 2004 quarter, an increase of $1.9 million from $27.6 million for the 2003 quarter. This increase primarily resulted from an increase in the average invested balance.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio (MER), for the 2004 quarter were 84.4%, increasing 100 basis points from 83.4% for the 2003 quarter.

The Commercial segment’s MER for the 2004 quarter was 83.5%, increasing 220 basis points from the 2003 quarter of 81.3%. This increase is primarily due to an additional day of medical expense as a result of leap year in the 2004 quarter, a large account with approximately 90,000 members whose MER deteriorated significantly from the 2003 quarter, and a more competitive pricing environment.

The Government segment’s MER for the 2004 quarter was 85.4%, decreasing 80 basis points from the 2003 quarter of 86.2%. The decrease was primarily due to higher base revenues from the July 2003 price increase on our TRICARE contracts.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2004 quarter was 14.4%, decreasing 160 basis points from the 2003 quarter of 16.0%. This decrease is the result of operational efficiencies gained from completing the consolidation of seven service centers into four and workforce reductions in 2003 and 2002.

The Commercial segment SG&A expense ratio decreased 60 basis points to 16.4% and is expected to be in the range of 15.5% to 16.5% for the remainder of 2004. The Government segment SG&A expense ratio decreased 250 basis points to 12.1% and is expected to be in the range of 11% to 12% for 2004.

Depreciation and amortization for the 2004 quarter totaled $26.3 million compared to $44.7 million for the 2003 quarter, a decrease of $18.4 million, or 41.1%. The decrease resulted from accelerated depreciation of software of $13.5 million included in the 2003 quarter and lower amortization of other intangible assets as costs associated with the government contract acquired with the TRICARE 2 and 5 transaction became fully amortized in the second quarter of 2003.

Interest Expense

Interest expense was $4.7 million for the 2004 quarter, compared to $3.9 million for the 2003 quarter, an increase of $0.8 million. This increase primarily resulted from higher average outstanding debt, due to the issuance of $300 million senior notes in August 2003, offset by lower interest rates.

Income Taxes

On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the 2004 quarter was approximately 34.0%, consistent with the 2003 quarter.

Membership

The following table presents our medical and specialty membership at March 31, 2004, and at the end of each quarter in 2003:

	2004	2003
	March 31	March 31	June 30	Sept. 30	Dec. 31
Medical Membership:
Commercial segment:
Fully insured	2,298,600	2,348,800	2,350,400	2,324,600	2,352,800
ASO	997,000	654,600	670,300	711,800	712,400

Total Commercial	3,295,600	3,003,400	3,020,700	3,036,400	3,065,200

Government segment:
MedicareAdvantage	333,200	327,100	324,200	324,600	328,600
TRICARE	1,860,100	1,752,500	1,750,800	1,746,300	1,849,700
TRICARE ASO	1,057,900	1,050,800	1,052,500	1,057,000	1,057,200
Medicaid	468,200	491,400	492,700	460,800	468,900

Total Government	3,719,400	3,621,800	3,620,200	3,588,700	3,704,400

Total medical members	7,015,000	6,625,200	6,640,900	6,625,100	6,769,600

Specialty Membership:
Commercial segment	1,703,200	1,650,100	1,642,000	1,639,100	1,668,100

Liquidity

Cash and cash equivalents decreased to $417.6 million at March 31, 2004 from $931.4 million at December 31, 2003. The primary reason for the decrease in cash and cash equivalents during the 2004 quarter was the timing of the MedicareAdvantage premium receipts and the purchase of investment securities.

The timing of MedicareAdvantage premium receipts may significantly impact our cash flows from operations in a particular period as the MedicareAdvantage premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we receive this payment at the end of the previous month. Since this amount is significant, the timing of its receipt can cause a material fluctuation in our operating cash flows from period to period. The MedicareAdvantage premium receipts for January 2004 of $211.9 million and January 2003 of $205.8 million were received early in December 2003 and December 2002, respectively because January 1 is a holiday. This timing accounts for a significant portion of the unearned revenues balance on our condensed consolidated balance sheets at December 31, 2003.

The change in cash and cash equivalents for the three months ended March 31, 2004 and 2003 is summarized as follows:

	2004	2003
	(in thousands)
Net cash used in operating activities	$(40,055)	$(108,230)
Net cash used in investing activities	(460,906)	(49,706)
Net cash used in financing activities	(12,796)	(30,769)

Decrease in cash and cash equivalents	$(513,757)	$(188,705)

The primary drivers of operating cash flow in our business are premium collections and medical claim payments. Because premiums generally are collected in advance of claims payments by a period up to several months in many instances, our business should normally produce strong cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. The exception to this general rule is the collection of certain TRICARE receivables, some of which takes place at least six months after the end of a contract year. Other activities that impact our cash flows are the collection of ASO fees and investment income and the payment of operating expenses, interest expense and taxes.

Increased earnings contributed to the improvement in operating cash flows during the 2004 quarter compared to the 2003 quarter. Our operating cash flows were not substantially impacted by a change in the timing of non-MedicareAdvantage premium and ASO fee collections or medical claim payments, as both amounts generally increased with inflation and membership growth. The following table details the increase in our receivables:

	March 31, 2004	December 31, 2003	Change
	(in thousands)
TRICARE:
Base receivable	$260,174	$266,656	$(6,482)
Bid price adjustments (BPAs)	112,845	92,875	19,970
Change orders	1,362	7,073	(5,711)

	374,381	366,604	7,777
Less: long-term portion of BPAs	—	(38,794)	38,794

TRICARE subtotal	374,381	327,810	46,571

Commercial and other	192,636	178,577	14,059
Allowance for doubtful accounts	(38,459)	(40,400)	1,941

Total net receivables	$528,558	$465,987	$62,571

TRICARE base receivables are collected monthly in the ordinary course of business. The risk sharing provisions of the TRICARE contracts increased BPA receivables and increases in premium and ASO fee revenues contributed to higher Commercial and other receivables during the 2004 quarter.

The timing of payments for claims can significantly impact comparisons of our operating cash flows between years. The following table presents the estimated valuation and number of unprocessed claims on hand, performance metrics we regularly review. Claims on hand represent the estimated number of provider requests for reimbursement that have been received but not yet processed.

	Estimated Valuation	Claims on Hand	Number of Days Claims On-hand
	(dollars in thousands)
December 31, 2000	$257,400	1,157,900	11.0
December 31, 2001	$125,400	518,100	5.0
December 31, 2002	$92,300	424,200	4.5
December 31, 2003	$109,700	443,000	4.9
March 31, 2004	$94,800	400,900	3.9

Medical and other expenses payable increased during the 2004 quarter due primarily to medical claims inflation. The detail of medical and other expenses payable was as follows at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003	Change
	(in thousands)
IBNR (1)	$1,143,807	$1,034,858	$108,949
Unprocessed claim inventories (2)	94,800	109,700	(14,900)
Processed claim inventories (3)	81,705	74,262	7,443
Payable to pharmacy benefit administrator and other (4)	76,472	53,336	23,136

Total medical and other expenses payable	$1,396,784	$1,272,156	$124,628

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	Unprocessed claim inventories represent the estimated valuation of claims received but not yet fully processed. Further detail regarding unprocessed claim inventories is provided above.

(3)	Processed claim inventories represent the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.

(4)	The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff and other medical expenses payable.

Cash Flow from Investing Activities

During the 2004 quarter, we reinvested a portion of our cash and cash equivalents in investment securities, primarily short-duration fixed income securities, totaling $457.6 million. Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $22.7 million for the 2004 quarter and $22.1 million for the 2003 quarter. Excluding acquisitions, we expect our total capital expenditures in 2004 to be approximately $100 million, most of which will be used for our technology initiatives and improvement of administrative facilities. Proceeds from the sale of the Jacksonville service center building increased investing cash flows $14.8 million.

Cash Flow from Financing Activities

The cash used in financing activities in the 2004 quarter resulted primarily from common stock repurchases and change in the book overdraft, partially offset by proceeds from stock option exercises.

Stock Repurchase Plan

In July 2003, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. For the three months ended March 31, 2004, 686,000 common shares were acquired in open market transactions at an aggregate cost of $13.9 million, or an average of $20.33. As of May 6, 2004, $75.5 million of the July 2003 authorization remains available for share repurchases. See also the chart in Part II, Item 2 on page 34.

Long-term Debt

Long-term debt outstanding was as follows at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)
6.30% senior, unsecured notes due 2018, net of unamortized discount of $823 at March 31, 2004 and $838 at December 31, 2003	$299,177	$299,162
7.25% senior, unsecured notes due 2006, net of unamortized discount of $340 at March 31, 2004 and $376 at December 31, 2003	299,660	299,624
Fair value of interest rate swap agreements	19,545	12,754
Deferred gain from interest rate swap exchange	23,750	26,175

Total senior notes	642,132	637,715
Other long-term borrowings	4,765	4,923

Total long-term debt	$646,897	$642,638

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

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. The carrying value of our 7.25% senior notes has been increased $23.8 million by the remaining deferred swap gain balance at March 31, 2004.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate. At March 31, 2004, the effective interest rate was 1.99% for the 6.30% senior notes and 2.98% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At March 31, 2004, the $19.5 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $19.5 million to reflect its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

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

There were no balances outstanding under either agreement at March 31, 2004. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements, and the agreement relating to the conduit commercial paper program described below, contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At March 31, 2004, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

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

At March 31, 2004, we had no direct or indirect (conduit) commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.8 million at March 31, 2004 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

As of March 31, 2004, we maintained aggregate statutory capital and surplus of $1,142.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $664.0 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity.

RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at March 31, 2004, each of our subsidiaries would be in compliance and we would have $419.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

One TRICARE subsidiary under the Regions 3 and 4 contract with the Department of Defense is required to maintain current assets at least equivalent to its current liabilities. We were in compliance with this requirement at March 31, 2004.

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

These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	the Company’s membership mix;

•	membership in markets lacking adequate provider networks;

•	changes in the demographic characteristics of an account or market;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	catastrophes, including acts of terrorism or epidemics;

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	new government mandated benefits or other regulatory changes.

Failure to adequately price our products or estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could decline.

We are in a highly competitive industry. Many of our competitors are more established in the health care industry and have a larger market share and greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the MedicareAdvantage program, in e-commerce insurance or benefit programs and in consumer-directed health plans. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. The commercial pricing environment, particularly in the smaller-sized groups, is extremely competitive, and several of our competitors, including public and not-for-profit companies, are pricing aggressively to gain market share.

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the company for the future. This strategy includes the growth of our Commercial segment business, introduction of new products and benefit designs, including our Smart products, the successful implementation of our e-business initiatives, the adoption of new technologies and the integration of acquired businesses. We believe that the adoption of new technologies will contribute toward a reduction in administrative costs as we more closely align our workforce with our membership. This alignment is achieved through reductions in workforce or by employing additional people in certain strategic operating areas such as sales and underwriting. Additionally, we have consolidated our service centers and their related systems as part of our operational initiatives. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the company for future growth. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

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

We, together with some of our competitors in the health benefits business are defendants in a number of purported class action lawsuits. These include an action originally filed against us and nine of our competitors that purports to be brought on behalf of health care providers. Two companies have now settled this action. This suit alleges breaches of federal statutes, including ERISA and RICO. Depending upon the outcome of these cases, these lawsuits may cause or force changes in the practices of the managed care industry.

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

A description of material legal actions in which we are currently involved is included under “Legal Proceedings” in Item 1 of Part II. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions, including some that erode protections under the Employee Retirement Income Security Act, or ERISA, and legislative activity may increase our exposure for any of these types of claims. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

A significant portion of our revenues relates to federal, state and local government health care coverage programs, including the TRICARE, MedicareAdvantage, and Medicaid programs. These programs involve various risks, including:

•	the possibility of reduced or insufficient government reimbursement in the future;

•	the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs. We continue to work on transitioning our TRICARE business in the interim period before the commencement of the new South contract which is scheduled to begin August 1, 2004 as it relates to our current Regions 3 and 4 contracts and November 1, 2004 as it relates to the current Region 6 contract. If this schedule is realized, our TRICARE membership is expected to temporarily decline to 1.5 million in July 2004, and is expected to increase to 2.8 million in November 2004. This will also result in a decline in revenues during the third and fourth quarters of 2004.

•	in the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. Other than as described herein, the loss of our current or future TRICARE contracts, would have a material adverse effect on our financial position, results of operations and cash flows;

•	at March 31, 2004, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 229,900 members in Florida. This contract accounted for approximately 15% of our total premiums and ASO fees for the three months ended March 31, 2004. The loss of this and other CMS contracts or significant changes in the MedicareAdvantage

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	mandatory benefits and products;

•	rules tightening time periods in which claims must be paid;

•	medical malpractice reform;

•	defining medical necessity;

•	health insurance access;

•	provider compensation and contract language;

•	disclosure of provider fee schedules and other data impacting payments to providers;

•	product flexibility and use of innovative technology;

•	disclosure of provider quality information;

•	health plan liability to members who fail to receive appropriate care;

•	disclosure and composition of physician networks;

•	formation of regional/national association health plans for small employers;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, production and disclosure of personally identifiable health information,

•	physicians’ ability to collectively negotiate contract terms with carriers, including fees; and

•	mental health parity.

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

The NAIC is also evaluating the adoption of Sarbanes-Oxley type audit committee standards and requirements for additional attestations by management and external auditors. We expect the proposal to be amended during the review process. However, as currently drafted, the proposal would cause us to expend substantial resources.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA standard transactions and code sets rules, we have made significant systems enhancements and invest in new technological solutions. The compliance and enforcement date for standard transactions and code sets rules was October 16, 2003. We have continued to be in compliance with this regulation. However, as many providers indicated that they could not yet comply, CMS stated that covered entities making a good faith effort to comply with HIPAA transactions and code-set standards would be allowed to implement contingency plans to maintain their operations and cash flows. On October 15, 2003, we announced implementation of a contingency plan to accept non-compliant electronic transactions from our providers. We have continued to accept and process transactions sent in pre-HIPAA electronic formats from providers who are showing a good-faith effort and currently expect to do so until all providers and clearinghouses are capable of transmitting fully compliant standards transactions as defined in the HIPAA implementation guidelines or until CMS begins enforcement of the HIPAA Electronic Data Interchange regulations. Management believes that the implementation of our contingency plans has minimized any disruptions in our business operations during this transition. However, if entities with which we do business do not ultimately comply with the HIPAA transactions and code set standards, it could result in disruptions of certain of our business operations.

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

We are also subject to various governmental audits and investigations. These can include audits and investigations by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Defense Contract Audit Agency, and state Departments of Insurance and Departments of Health. These activities could result in the loss of licensure or the right to participate in various programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

If we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected.

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

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls over financial reporting for the quarter ended March 31, 2004.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures including our internal controls over financial reporting are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls over financial reporting or in other factors that are reasonably likely to affect those controls over financial reporting during the Company’s quarter ended March 31, 2004.

Part II. Other Information

Item 1:	Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see Legal Proceedings in Footnote 10 to the condensed financial statements beginning on page 12 of this Form 10-Q.

Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by us during the quarter ended March 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	150,000	$20.7130	150,000	$96,893,049
February 2004	129,000	$21.2539	129,000	$94,151,299
March 2004	407,000	$19.9013	407,000	$86,051,470

Total	686,000	$20.3331	686,000	$86,051,470

(1)	We repurchased an aggregate of 686,000 shares of our common stock pursuant to the repurchase program that we publicly announced in July 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $100 million in the aggregate pursuant to the Program. The expiration date of this program is January 2005.
(3)	Excludes 34,970 shares repurchased in connection with employee equity-based compensation plans.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

(a)	The regular annual meeting of the stockholders of Humana Inc. was held in Louisville, Kentucky on April 22, 2004, for the purpose of voting on the proposal described below.

(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees for directors. All of management’s nominees for directors were elected as set forth in clause (c) below.

(c)	One proposal was submitted to a vote of security holders as follows:

(1) The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
David A. Jones	143,847,127	6,896,001
David A. Jones, Jr.	144,919,397	5,823,731
Frank A. D’Amelio	145,758,879	4,984,249
Michael E. Gellert	144,587,237	6,155,891
John R. Hall	145,702,721	5,040,407
Kurt J. Hilzinger	147,748,980	2,994,148
Michael B. McCallister	145,188,686	5,554,442
W. Ann Reynolds, Ph.D.	145,545,130	5,197,998

Part II. Other Information, continued

Item 5:	Other Information

None.

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibit Index:

12	Computation of ratio of earnings to fixed charges.

31.1	CEO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1) On February 2, 2004, we furnished a report regarding our fourth quarter of 2003 earnings release.

(2) On April 1, 2004, we filed a report regarding the completion of the acquisition of Ochsner Health Plan.

(3) On April 26, 2004, we furnished a report regarding our first quarter of 2004 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC. (Registrant)

Date:	May 7, 2004	By:	/s/ JAMES H. BLOEM

James H. Bloem Senior Vice President And Chief Financial Officer (Principal Accounting Officer)

Date:	May 7, 2004	By:	/s/ ARTHUR P. HIPWELL

Arthur P. Hipwell Senior Vice President and General Counsel