Form 10-Q
period 2004-06-30
HUMANA INC
filed 2004-08-06
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2004
$0.16 2/3 par value	159,387,478 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2004

Item 1. Financial Statements

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$203,636	$931,404
Investment securities	2,322,282	1,676,642
Receivables, less allowance for doubtful accounts of $33,289 at June 30, 2004 and $40,400 at December 31, 2003:
Premiums	528,078	452,404
Administrative services fees	15,608	13,583
Other	334,319	247,298

Total current assets	3,403,923	3,321,331

Property and equipment, net	392,956	416,472
Other assets:
Long-term investment securities	323,667	319,167
Goodwill	813,399	776,874
Other	408,964	459,479

Total other assets	1,546,030	1,555,520

Total assets	$5,342,909	$5,293,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,454,225	$1,272,156
Trade accounts payable and accrued expenses	499,978	440,340
Book overdraft	172,062	219,054
Unearned revenues	109,066	333,071

Total current liabilities	2,235,331	2,264,621
Long-term debt	623,677	642,638
Other long-term liabilities	570,518	550,115

Total liabilities	3,429,526	3,457,374

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 174,639,740 shares issued at June 30, 2004 and 173,909,127 shares issued at December 31, 2003	29,106	28,984
Capital in excess of par value	987,495	974,975
Retained earnings	1,098,394	949,811
Accumulated other comprehensive (loss) income	(16,756)	16,909
Unearned stock compensation	(9)	(754)
Treasury stock, at cost, 14,906,751 shares at June 30, 2004 and 12,018,281 shares at December 31, 2003	(184,847)	(133,976)

Total stockholders’ equity	1,913,383	1,835,949

Total liabilities and stockholders’ equity	$5,342,909	$5,293,323

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share results)
Revenues:
Premiums	$3,303,712	$2,913,405	$6,482,893	$5,756,354
Administrative services fees	81,346	71,668	159,583	132,804
Investment and other income	46,420	44,885	75,951	72,516

Total revenues	3,431,478	3,029,958	6,718,427	5,961,674

Operating expenses:
Medical	2,789,740	2,444,977	5,473,256	4,816,411
Selling, general and administrative	486,895	448,537	956,524	912,815
Depreciation and amortization	27,165	28,453	53,477	73,120

Total operating expenses	3,303,800	2,921,967	6,483,257	5,802,346

Income from operations	127,678	107,991	235,170	159,328
Interest expense	5,325	3,801	10,044	7,736

Income before income taxes	122,353	104,190	225,126	151,592
Provision for income taxes	41,600	34,914	76,543	51,086

Net income	$80,753	$69,276	$148,583	$100,506

Basic earnings per common share	$0.50	$0.44	$0.92	$0.64

Diluted earnings per common share	$0.50	$0.43	$0.91	$0.62

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities
Net income	$148,583	$100,506
Adjustments to reconcile net income to net cash provided by operating activities:
Writedown of property and equipment	—	17,233
Depreciation and amortization	53,477	73,120
Provision for deferred income taxes	29,964	11,054
Changes in operating assets and liabilities, net of effect of business acquired:
Receivables	(15,518)	43,233
Other assets	(23,884)	40,240
Medical and other expenses payable	111,006	145,233
Other liabilities	(32,175)	(125,533)
Unearned revenues	(228,019)	(235,312)
Other	(18,579)	(16,508)

Net cash provided by operating activities	24,855	53,266

Cash flows from investing activities
Acquisition, net of cash and cash equivalents acquired	(68,735)	—
Purchases of property and equipment	(48,046)	(42,967)
Proceeds from sales of property and equipment	28,728	490
Purchases of investment securities	(2,241,196)	(2,261,276)
Maturities of investment securities	346,187	384,926
Proceeds from sales of investment securities	1,316,824	1,897,174

Net cash used in investing activities	(666,238)	(21,653)

Cash flows from financing activities
Common stock repurchases	(48,802)	(21,020)
Proceeds from swap exchange	—	31,556
Change in book overdraft	(46,992)	(15,346)
Proceeds from stock option exercises and other	9,409	6,782

Net cash (used in) provided by financing activities	(86,385)	1,972

(Decrease) increase in cash and cash equivalents	(727,768)	33,585
Cash and cash equivalents at beginning of period	931,404	721,357

Cash and cash equivalents at end of period	$203,636	$754,942

Supplemental cash flow disclosures:
Interest payments	$13,302	$398
Income tax payments, net	$42,979	$27,210

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

The preparation of our condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the recognition of revenue related to our TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ materially from those estimates. Refer to “Critical Accounting Policies and Estimates” in Humana’s 2003 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option and restricted stock awards was as follows for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share results)
Net income, as reported	$80,753	$69,276	$148,583	$100,506
Add: Stock-based employee compensation expense included in reported net income, net of related tax	90	1,401	872	2,804
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(3,223)	(2,764)	(6,262)	(5,160)

Adjusted net income	$77,620	$67,913	$143,193	$98,150

Earnings per share:
Basic, as reported	$0.50	$0.44	$0.92	$0.64

Basic, pro forma	$0.48	$0.43	$0.89	$0.62

Diluted, as reported	$0.50	$0.43	$0.91	$0.62

Diluted, pro forma	$0.48	$0.42	$0.88	$0.61

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities -- an interpretation of ARB 51 (revised December 2003), which amended certain provisions of FIN 46 and delayed implementation for entities that are not considered special purpose entities until the first quarter of 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on our financial position, results of operations, or cash flows.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(3) Acquisition

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation. Ochsner is a Louisiana health plan serving approximately 152,600 Commercial medical members, primarily in fully insured large group accounts, and approximately 33,100 members in the MedicareAdvantage program. This acquisition enables us to enter a new market with significant market share which should facilitate new sales opportunities in this and surrounding current markets, including Houston, Texas.

Upon closing, we paid $83.9 million in cash, including transaction costs. Our estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date is as follows:

(in thousands)
Cash and cash equivalents	$15,270
Investment securities	84,527
Premiums receivable and other current assets	20,616
Property and equipment and other assets	1,085
Medical and other expenses payable	(71,063)
Other current liabilities	(23,198)
Other liabilities	(3,590)

Net tangible assets acquired	$23,647

The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $60.3 million. We have allocated the excess purchase price over the fair value of the net tangible assets acquired to other intangible assets estimated at $23.8 million and goodwill estimated at $36.5 million. The other intangible assets, which consist primarily of subscriber and provider contracts, have a weighted-average useful life of approximately 13 years. The other intangible assets and goodwill are not deductible for income tax purposes. We used an independent third party valuation specialist firm to assist us in evaluating the fair value of assets acquired.

The purchase price was subject to adjustment in accordance with the terms and conditions of the purchase agreement. In the third quarter of 2004, we paid the maximum amount payable of $45.0 million plus accrued interest pursuant to resolution of an earnings contingency, increasing the amount assigned to goodwill. Furthermore, the purchase price will be adjusted in the fourth quarter of 2004 to reflect changes in net equity from the amount estimated as of the date the purchase agreement was signed in December 2003 until the transaction closed on April 1, 2004, giving effect for items such as higher cash balances from earnings and changes in Ochsner’s ultimate claims liability as of April 1, 2004 using claims paid data during a 6 month run-out period.

The results of operations and financial condition of Ochsner have been included in our condensed consolidated statements of operations and condensed consolidated balance sheets since the acquisition date. The pro forma financial information presented below assumes that the acquisition of Ochsner had occurred as of the beginning of each respective period. The pro forma adjustments include the pro forma effect of amortization of other intangible assets arising from the purchase price allocation and interest expense related to the assumed financing of the cash purchase price and the associated income tax effects of the pro forma adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Ochsner acquisition been consummated at the beginning of the respective periods.

	For the three months ended June 30,	For the six months ended June 30,
	2003	2004	2003
	(in thousands)
Revenues	$3,203,815	$6,904,433	$6,310,621
Net income	$70,209	$154,324	$103,647

Earnings per share:

Basic	$0.45	$0.96	$0.66

Diluted	$0.44	$0.94	$0.64

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) 2003 Long-lived Asset Impairment

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

The allocation of the non-cash pretax expenses related to the writedown and accelerated depreciation of certain long-lived assets to our Commercial and Government segments was as follows for the six months ended June 30, 2003:

	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$4,325	$12,908	$17,233
Depreciation and amortization	13,527	—	13,527

Total pretax impact	$17,852	$12,908	$30,760

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2004 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2003	$633,211	$143,663	$776,874
Ochsner acquisition	21,915	14,610	36,525

Balance at June 30, 2004	$655,126	$158,273	$813,399

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets in the condensed consolidated balance sheets. Amortization expense for other intangible assets was approximately $5.3 million for the six months ended June 30, 2004 and $6.8 million for the six months ended June 30, 2003. The following table presents our estimate of amortization expense for the remaining six months of 2004, and for each of the five succeeding fiscal years:

(in thousands)
For the six month period ending December 31, 2004	$5,290
For the years ending December 31,:
2005	$7,456
2006	$2,180
2007	$2,117
2008	$1,992
2009	$1,981

The following table presents details of our other intangible assets included in other non-current assets in the accompanying condensed consolidated balance sheets at June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$98,306	$78,916	$19,390	$85,496	$75,194	$10,302
Provider contracts	22,428	9,463	12,965	12,128	8,075	4,053
Government contracts	11,820	11,820	—	11,820	11,820	—
Licenses and other	5,790	1,548	4,242	5,065	1,376	3,689

Total other intangible assets	$138,344	$101,747	$36,597	$114,509	$96,465	$18,044

(6) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$80,753	$69,276	$148,583	$100,506
Net unrealized investment (losses) gains, net of tax	(41,397)	6,582	(33,665)	7,384

Comprehensive income, net of tax	$39,356	$75,858	$114,918	$107,890

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

The following table presents details supporting the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share results)
Net income available for common stockholders	$80,753	$69,276	$148,583	$100,506

Weighted average outstanding shares of common stock used to compute basic earnings per common share	160,832	157,395	161,399	157,565
Dilutive effect of:
Stock options	1,476	813	1,905	607
Restricted stock	45	2,941	51	2,810

Shares used to compute diluted earnings per common share	162,353	161,149	163,355	160,982

Basic earnings per common share	$0.50	$0.44	$0.92	$0.64

Diluted earnings per common share	$0.50	$0.43	$0.91	$0.62

Number of antidilutive stock options excluded from computation	4,271	6,033	2,197	6,549

(8) Stock Repurchase Plan

In July 2003, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. For the six months ended June 30, 2004, 2,853,500 common shares were acquired in open market transactions at an aggregate cost of $50.0 million, or an average of $17.53 per share. As of August 3, 2004, $41.8 million of the July 2003 authorization remains available for share repurchases. See also the chart in Part II, Item 2 on page 35.

(9) Long-term Debt

Long-term debt outstanding was as follows at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	(in thousands)
6.30% senior, unsecured notes due 2018, net of unamortized discount of $809 at June 30, 2004 and $838 at December 31, 2003	$299,191	$299,162
7.25% senior, unsecured notes due 2006, net of unamortized discount of $304 at June 30, 2004 and $376 at December 31, 2003	299,696	299,624
Fair value of interest rate swap agreements	(1,119)	12,754
Deferred gain from interest rate swap exchange	21,302	26,175

Total senior notes	619,070	637,715
Other long-term borrowings	4,607	4,923

Total long-term debt	$623,677	$642,638

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1), member coverage for which premium payment has been made prior to insolvency; (2), benefits for members then hospitalized until discharged; and (3), payment to providers for services rendered prior to insolvency. Our parent also has guaranteed the obligations of our TRICARE subsidiary.

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

Government Contracts

Our MedicareAdvantage contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act, or MMA, was signed into law. MMA includes provisions that require the 2004 stabilization funding to be directed toward increased reimbursement for providers, increased benefits or access for members, or decreased member premiums. CMS has approved all of our MedicareAdvantage (formerly Medicare+Choice) plans filed in February 2004. CMS also announced MedicareAdvantage rates for 2005. Given that risk adjusters have a 50 percent impact in 2005, our initial expectation for 2005 net MedicareAdvantage rate increases is less than the program’s overall CMS estimated average of 6.6 percent.

We have continued to work on transitioning our TRICARE business after being awarded the South Region contract in 2003, one of three newly-created regions under the government’s revised TRICARE program. On July 1, 2004, our Regions 2 and 5 contracts servicing approximately 1.1 million TRICARE members became part of a new North Region, which was awarded to another contractor. On August 1, 2004, our current Regions 3 and 4 contracts became part of our new South Region contract. On November 1, 2004, the Region 6 contract currently administered by another contractor, with approximately 1 million members, is scheduled to become part of the South Region.

On June 1, 2004, another administrator began providing retail pharmacy services for TRICARE beneficiaries under the new nationwide Department of Defense TRICARE Retail Pharmacy Program. At the same time, the Department of Defense moved responsibility for processing claims for our TRICARE for Life beneficiaries in Regions 2 and 5 to a new claims processor. This resulted in a 271,000 ASO member decline during the second quarter of 2004, and a decline in our Government segment administrative service fees. However, the impact on pretax margins was not material.

On May 1, 2004, we began to administer TRICARE health benefits for participants in Puerto Rico. The ASO contract includes a term of approximately four years, subject to annual renewal terms. While relatively small in potential annual revenues, we believe this opportunity further leverages our Puerto Rico operations.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005. During the second quarter of 2004, we signed amendments to the Puerto Rico Medicaid contracts regarding a premium rate increase for the annual period ending June 30, 2005. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. As of June 30, 2004, Puerto Rico accounted for approximately 83% of our total Medicaid membership.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

The plaintiffs assert that we and other defendants improperly paid providers’ claims and “downcoded” their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. We moved to dismiss the complaint on September 8, 2000, and the other defendants filed similar motions thereafter. The complaint was subsequently amended to add as plaintiffs several medical societies, including the Texas Medical Association, the Medical Association of Georgia, the California Medical Association, the Florida Medical Association, and the Louisiana State Medical Society, each of which purports to bring its action against specified defendants.

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

Also, on January 15, 2004, the Court filed a notice with the JPML that would have permitted the JPML to decide whether the case should remain in Miami, Florida for trial or be separately remanded for trial to the courts in which the actions were filed prior to their transfer to and consolidation in Miami, Florida. In the case of the Company, that would be the United States District Court for the Western District of Kentucky. On April 12, 2004, the JPML ruled that the issue should only be decided after the Court of Appeals rules on the class certification motion. Thereafter, on June 30, 2004, the plaintiffs filed a new complaint which is substantially similar to the pending complaint in an effort to create a new action that would not be subject to remand to the courts in which the original complaints were filed. The plaintiffs have asked the Court to apply all of the previous pleadings and rulings to the new action.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

On May 31, 2000, we entered into a five-year Corporate Integrity Agreement, or CIA, with the Office of Inspector General, or OIG, of the Department of Health and Human Services. Under the CIA, we are obligated to, among other things, provide training, conduct periodic audits and make periodic reports to the OIG.

In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the managed health care companies’ business practices, including allegations of anticompetitive and unfair business activities, claims payment practices and utilization management practices. We have been and continue to be subject to such reviews. Some of these have resulted in fines and could require changes in some of our practices and could also result in additional fines or other sanctions.

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

(11) Segment Information

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: MedicareAdvantage, Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results for the three and six months ended June 30, 2004 and 2003 are as follows:

	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Premiums:
Fully insured
PPO	$941,388	$823,161	$1,885,544	$1,624,524
HMO	759,371	728,458	1,432,335	1,464,048

Total fully insured	1,700,759	1,551,619	3,317,879	3,088,572
Specialty	86,139	78,935	172,110	157,538

Total premiums	1,786,898	1,630,554	3,489,989	3,246,110

Administrative services fees	40,768	30,356	82,464	59,946
Investment and other income	37,937	36,898	61,575	58,751

Total revenues	1,865,603	1,697,808	3,634,028	3,364,807

Operating expenses:
Medical	1,512,413	1,353,484	2,935,190	2,667,064
Selling, general and administrative	295,608	279,718	582,335	560,080
Depreciation and amortization	16,400	17,744	32,465	50,499

Total operating expenses	1,824,421	1,650,946	3,549,990	3,277,643

Income from operations	41,182	46,862	84,038	87,164

Interest expense	4,270	3,105	8,040	6,168

Income before income taxes	$36,912	$43,757	$75,998	$80,996

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Premiums:
MedicareAdvantage	$774,604	$630,432	$1,480,922	$1,266,274
TRICARE	616,412	536,414	1,265,405	1,006,735
Medicaid	125,798	116,005	246,577	237,235

Total premiums	1,516,814	1,282,851	2,992,904	2,510,244

Administrative services fees	40,578	41,312	77,119	72,858
Investment and other income	8,483	7,987	14,376	13,765

Total revenues	1,565,875	1,332,150	3,084,399	2,596,867

Operating expenses:
Medical	1,277,327	1,091,493	2,538,066	2,149,347
Selling, general and administrative	191,287	168,819	374,189	352,735
Depreciation and amortization	10,765	10,709	21,012	22,621

Total operating expenses	1,479,379	1,271,021	2,933,267	2,524,703

Income from operations	86,496	61,129	151,132	72,164

Interest expense	1,055	696	2,004	1,568

Income before income taxes	$85,441	$60,433	$149,128	$70,596

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2003 revenues of $12.2 billion. We offer coordinated health insurance coverage and related services through a variety of plans for employer groups, government-sponsored programs, and individuals. As of June 30, 2004, we had approximately 6.9 million members in our medical insurance programs, as well as approximately 1.7 million members in our specialty products programs.

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

Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of a variety of innovative and consumer-choice product designs supported by electronic informational capabilities, including education, tools, and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of quickly rising health care costs for their employees. Membership in our Smart products exceeded 220,000 members at June 30, 2004. We believe that growth in these products, which may be competitively priced to produce higher margins, is a key component, among other items, for improvement in the Commercial segment.

Other important elements which impact our Commercial segment profitability are the competitive pricing environment and market conditions. With respect to pricing, there is a complex balancing act between sustaining or increasing underwriting margins versus achieving enrollment growth. With respect to market conditions, there is the impact of economies of scale on administrative overhead. As a result of the decline in preference for tightly managed HMO products, medical costs have become increasingly comparable among the larger competitors. Consequently, product design and consumer involvement have become the more important drivers of medical services consumption. Administrative expense efficiency is becoming a primary driver of commercial margin sustainability. In line with that philosophy, we continue to examine our administrative expense structure, realize administrative expense savings through technology tools, and look at acquisition opportunities that align with our geographic presence and Commercial strategy.

In our Government segment, we have continued to work on transitioning our TRICARE business due to the commencement of the new South Region contract on August 1, 2004 as it relates to our current Regions 3 and 4 contracts. On November 1, 2004, the current Region 6 contract, with approximately 1.0 million members, will become a part of our South Region contract. With the transition complete on November 1, 2004, these new 1.0 million members should essentially offset the loss of approximately 1.1 million members from our old Regions 2 and 5 contracts. These regions became part of the new North Region contract on July 1, 2004 and are administered by another contractor. Additionally, in our Medicare business, we believe the new Medicare legislation demonstrates the federal government’s financial commitment to the private payor program and the commitment to providing health benefits and options to seniors. The second quarter of 2004 was the fourth consecutive quarter in which our Medicare membership increased.

Highlights since December 31, 2003, our last year end, include:

•	On April 1, 2004, we completed the acquisition of Ochsner Health Plan, or Ochsner, enhancing our presence in the Southern United States, an area growing in population and commercial activity. In addition to creating a new Humana market in New Orleans, Louisiana, the Ochsner acquisition is expected to facilitate sales opportunities in our existing Houston, Texas market and, we believe, will make us more attractive to national accounts. See Note 3 to the condensed consolidated financial statements.

•	Diluted earnings per share of $0.91 for the six month period ended June 30, 2004, or the 2004 period, an increase of 47% from $0.62 per share reported for the six month period ended June 30, 2003, or the 2003 period, with our Government segment driving the growth. The 2003 period included costs totaling $0.12 per diluted share associated with reducing the number of customer service centers, including the Jacksonville, Florida location. See Note 4 to the condensed consolidated financial statements.

•	The Commercial segment pretax earnings of $76.0 million in the 2004 period were 6.2% lower compared to pretax earnings of $81.0 million in the 2003 period. The Government segment pretax earnings during the 2004 period of $149.1 million increased $78.5 million, or 111.2% from $70.6 million during the 2003 period.

•	Consolidated revenues for the 2004 period of $6.7 billion increased 12.7% from $6.0 billion for the 2003 period resulting from the Ochsner acquisition, an increase in per member premiums, and an increase in TRICARE’s base contract price which became effective in July 2003.

•	The 2004 period consolidated medical expense ratio of 84.4% increased from 83.7% in the 2003 period while the consolidated SG&A expense ratio of 14.4% in the 2004 period declined from 15.5% in the same period a year ago.

•	Cash flows from operations of $24.9 million in the 2004 period declined from $53.3 million in the prior year period primarily due to the timing of collection of TRICARE bid price adjustment receivables.

•	During the 2004 period, we acquired approximately 2.9 million common shares in the open market for an aggregate price of $50.0 million, or an average cost of $17.53 per share.

Comparison of Results of Operations

The following discussion primarily deals with our results of operations for the three months ended June 30, 2004, or the 2004 quarter, the three months ended June 30, 2003, or the 2003 quarter, the six months ended June 30, 2004, or the 2004 period, and the six months ended June 30, 2003, or the 2003 period.

The following table presents certain financial data for our two segments:

	For the three months ended June 30,		Change
	2004	2003	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,700,759	$1,551,619	$149,140	9.6%
Specialty	86,139	78,935	7,204	9.1%

Total Commercial	1,786,898	1,630,554	156,344	9.6%

MedicareAdvantage	774,604	630,432	144,172	22.9%
TRICARE	616,412	536,414	79,998	14.9%
Medicaid	125,798	116,005	9,793	8.4%

Total Government	1,516,814	1,282,851	233,963	18.2%

Total	$3,303,712	$2,913,405	$390,307	13.4%

Administrative services fees:
Commercial	$40,768	$30,356	$10,412	34.3%
Government	40,578	41,312	(734)	(1.8)%

Total	$81,346	$71,668	$9,678	13.5%

Income before income taxes:
Commercial	$36,912	$43,757	$(6,845)	(15.6)%
Government	85,441	60,433	25,008	41.4%

Total	$122,353	$104,190	$18,163	17.4%

Medical expense ratios:
Commercial	84.6%	83.0%		1.6
Government	84.2%	85.1%		(0.9)

Total	84.4%	83.9%		0.5

SG&A expense ratios:
Commercial	16.2%	16.8%		(0.6)
Government	12.3%	12.7%		(0.4)

Total	14.4%	15.0%		(0.6)

	For the six months ended June 30,		Change
	2004	2003	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$3,317,879	$3,088,572	$229,307	7.4%
Specialty	172,110	157,538	14,572	9.2%

Total Commercial	3,489,989	3,246,110	243,879	7.5%

MedicareAdvantage	1,480,922	1,266,274	214,648	17.0%
TRICARE	1,265,405	1,006,735	258,670	25.7%
Medicaid	246,577	237,235	9,342	3.9%

Total Government	2,992,904	2,510,244	482,660	19.2%

Total	$6,482,893	$5,756,354	$726,539	12.6%

Administrative services fees:
Commercial	$82,464	$59,946	$22,518	37.6%
Government	77,119	72,858	4,261	5.8%

Total	$159,583	$132,804	$26,779	20.2%

Income before income taxes:
Commercial	$75,998	$80,996	$(4,998)	(6.2)%
Government	149,128	70,596	78,532	111.2%

Total	$225,126	$151,592	$73,534	48.5%

Medical expense ratios:
Commercial	84.1%	82.2%		1.9
Government	84.8%	85.6%		(0.8)

Total	84.4%	83.7%		0.7

SG&A expense ratios:
Commercial	16.3%	16.9%		(0.6)
Government	12.2%	13.7%		(1.5)

Total	14.4%	15.5%		(1.1)

Medical membership was as follows at June 30, 2004 and 2003:

			Change
	2004	2003	Members	Percentage
Commercial segment medical members:
Fully insured	2,407,700	2,350,400	57,300	2.4%
ASO	996,700	670,300	326,400	48.7%

Total Commercial	3,404,400	3,020,700	383,700	12.7%

Government segment medical members:
MedicareAdvantage	367,900	324,200	43,700	13.5%
TRICARE	1,856,900	1,750,800	106,100	6.1%
TRICARE ASO	786,000	1,052,500	(266,500)	(25.3)%
Medicaid	466,400	492,700	(26,300)	(5.3)%

Total Government	3,477,200	3,620,200	(143,000)	(4.0)%

Total medical membership	6,881,600	6,640,900	240,700	3.6%

Summary

Net income was $80.8 million, or $0.50 per diluted share, in the 2004 quarter compared to $69.3 million, or $0.43 per diluted share, in the 2003 quarter. Net income was $148.6 million, or $0.91 per diluted share, in the 2004 period compared to $100.5 million, or $0.62 per diluted share, in the 2003 period. The increase in net income primarily was due to improved profits in the Government segment. The 2003 period results included expenses for asset impairments as more fully described in Note 4 to the condensed consolidated financial statements.

Premium Revenues and Medical Membership

Premium revenues increased 13.4% to $3.30 billion for the 2004 quarter, compared to $2.91 billion for the 2003 quarter. For the 2004 period, premium revenues were $6.48 billion, an increase of 12.6% compared to $5.76 billion for the 2003 period. Higher premium revenues resulted primarily from the Ochsner acquisition, an increase in MedicareAdvantage and fully insured commercial per member premiums, and an increase in TRICARE’s base contract price which became effective in July 2003. Items impacting per member premiums include changes in premium and government reimbursement rates, as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Commercial segment premium revenues increased 9.6% to $1.79 billion for the 2004 quarter, compared to $1.63 billion for the 2003 quarter. For the 2004 period, commercial segment premium revenues were $3.49 billion, an increase of 7.5% compared to $3.25 billion for the 2003 period. This increase resulted from the Ochsner acquisition and increases in per member premiums in the 6% to 8% range on our fully insured commercial business. Our fully insured commercial medical membership increased 2.4%, or 57,300 members, to 2,407,700 at June 30, 2004 compared to 2,350,400 at June 30, 2003 including 152,600 members added through the acquisition of Ochsner. We expect fully insured commercial per member premiums to increase in the 6.5% to 8.5% range for the full year 2004.

Government segment premium revenues increased 18.2% to $1.52 billion for the 2004 quarter, compared to $1.28 billion for the 2003 quarter. For the 2004 period, government segment premium revenues were $2.99 billion, an increase of 19.2% compared to $2.51 billion for the 2003 period. This increase primarily was attributable to our MedicareAdvantage and TRICARE operations. MedicareAdvantage membership was 367,900 at June 30, 2004, compared to 324,200 at June 30, 2003, an increase of 43,700 members, or 13.5% including 33,100 members added through the acquisition of Ochsner. Per member premiums for our MedicareAdvantage business increased in the 8.5% to 10.5% range for the 2004 quarter. We expect MedicareAdvantage membership to grow to between 370,000 and 390,000 by December 31, 2004 with premium revenues for our MedicareAdvantage business increasing on a per member basis in the 9% to 11% range for the full year 2004. TRICARE premium revenues grew 14.9% in the 2004 quarter and 25.7% in the 2004 period primarily due to the increase in our base contract monthly revenue which became effective in July 2003.

Administrative Services Fees

Our administrative services fees for the 2004 quarter were $81.3 million, an increase of $9.6 million, or 13.5%, from $71.7 million for the 2003 quarter. For the 2004 period, administrative services fees were $159.6 million, an increase of $26.8 million, or 20.2%, compared to $132.8 million for the 2003 period. These increases resulted primarily from higher Commercial ASO membership.

For the Commercial segment, administrative services fees increased $10.4 million, or 34.3%, from $30.4 million for the 2003 quarter to $40.8 million for the 2004 quarter, and increased $22.6 million, or 37.6%, from $59.9 million to $82.5 million when comparing the 2004 period to the 2003 period. This increase corresponds to the higher level of ASO membership at June 30, 2004, which was 996,700 members, compared to 670,300 at June 30, 2003. We expect Commercial segment medical membership, both fully insured discussed previously and ASO, of between 3,300,000 and 3,350,000 members by December 31, 2004, with the attrition in fully insured business somewhat offsetting the growth in ASO accounts.

Administrative fees for the Government segment decreased $0.7 million, or 1.8%, when comparing the 2004 quarter to the 2003 quarter, and increased $4.3 million, or 5.8%, when comparing the 2004 period to the 2003 period. The decline for the quarter resulted when approximately 271,200 TRICARE ASO members transitioned to new administrators as part of the scheduled transition to the new Department of Defense contracts on June 1, 2004. Higher fees for the period resulted from the June 2003 increase in our monthly fee under a contract to service eligible seniors choosing medical benefits under the TRICARE program rather than Medicare.

Investment and Other Income

Investment and other income totaled $46.4 million for the 2004 quarter, an increase of $1.5 million from $44.9 million for the 2003 quarter. For the 2004 period, investment and other income totaled $76.0 million, an increase of $3.5 million from $72.5 million for the 2003 period. This increase primarily resulted from an increase in the average invested balance. Investment securities acquired as part of the Ochsner transaction and the investment of cash flows from operations contributed to the increase in the average invested balance. The 2004 quarter and period included a $16.0 million capital gain and the 2003 quarter and period included a $15.2 million capital gain from the sale of privately held venture capital investments.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio (MER), for the 2004 quarter were 84.4%, increasing 50 basis points from 83.9% for the 2003 quarter. For the 2004 period, our MER was 84.4%, increasing 70 basis points from the 2003 period of 83.7%.

The Commercial segment’s MER for the 2004 quarter was 84.6%, increasing 160 basis points from the 2003 quarter of 83.0%, and an increase of 190 basis points from 82.2% to 84.1% was experienced comparing the 2004 period with the 2003 period. The increase is primarily due to a large account with approximately 85,000 members whose MER deteriorated significantly from the 2003 quarter and period, and a competitive pricing environment. Increasing per member premiums commensurate with claims trend becomes more difficult in a competitive pricing environment. Fully insured commercial medical cost trends ranged from 7% to 9% for the 2004 quarter and period. The MER increase in the 2004 period was also impacted by an additional day of medical expense due to leap year.

The Government segment’s MER for the 2004 quarter was 84.2%, decreasing 90 basis points from the 2003 quarter of 85.1%, and a decrease of 80 basis points from 85.6% to 84.8% was experienced comparing the 2004 period with the 2003 period. The decrease primarily was due to higher base revenues from the July 2003 price increase on our TRICARE contracts.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2004 quarter was 14.4%, decreasing 60 basis points from the 2003 quarter of 15.0%. For the 2004 period, the SG&A expense ratio was 14.4%, decreasing 110 basis points when compared to the 2003 period of 15.5%. This decrease is the result of operational efficiencies gained from completing the consolidation of seven service centers into four and workforce reductions favorably impacting both segments. Included in the 2003 period were costs of $17.2 million from the impairment of the Jacksonville, Florida service center building more fully described in Note 4 to the condensed consolidated financial statements. These costs increased the 2003 period’s SG&A expense ratio 30 basis points.

The Commercial segment SG&A expense ratio decreased 60 basis points from 16.8% to 16.2% for the 2004 quarter versus the 2003 quarter. For the 2004 period compared to the 2003 period, the Commercial segment SG&A expense ratio decreased 60 basis points from 16.9% to 16.3% and is expected to be in the range of 16% to 17% for the full year 2004. The Commercial segment SG&A expense ratio for the 2003 period included an approximate 10 basis point impact from the Jacksonville, Florida building writedown.

The Government segment SG&A expense ratio decreased 40 basis points from 12.7% to 12.3% for the 2004 quarter versus the 2003 quarter and decreased 150 basis points from 13.7% to 12.2% for the 2004 period compared to the 2003 period. The Government segment SG&A expense ratio for the 2003 period included an approximate 50 basis point impact from the Jacksonville, Florida building writedown. The Government segment SG&A expense ratio is expected to be in the range of 11% to 12% for the full year 2004.

Depreciation and amortization for the 2004 quarter totaled $27.2 million compared to $28.5 million for the 2003 quarter, a decrease of $1.3 million, or 4.6%. For the 2004 period, depreciation and amortization totaled $53.5 million compared to $73.1 million for the 2003 period, a decrease of $19.6 million, or 26.8%. The decrease resulted from accelerated depreciation of software of $13.5 million included in the 2003 quarter and period and a net decrease of amortization of other intangible assets when the government contract acquired with the TRICARE Regions 2 and 5 transaction became fully amortized in the second quarter of 2003. This was offset by the increased amortization expense associated with the April 1, 2004 Ochsner acquisition. After finalizing plans at the beginning of the third quarter of 2004 to abandon some enrollment software, we reduced the estimated useful life of the software effective July 1, 2004. The change in the useful life will increase depreciation expense during the second half of 2004 by approximately $9.3 million.

Interest Expense

Interest expense was $5.3 million for the 2004 quarter, compared to $3.8 million for the 2003 quarter, an increase of $1.5 million. For the 2004 period, interest expense was $10.0 million compared to $7.7 million for the 2003 period, an increase of $2.3 million. This increase primarily resulted from higher average outstanding debt, due to the issuance of $300 million senior notes in August 2003, offset by lower interest rates.

Income Taxes

On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the 2004 quarter and the 2004 period was approximately 34.0%, compared to 33.5% for the 2003 quarter and 33.7% for the 2003 period.

Membership

The following table presents our medical and specialty membership at June 30, 2004, and at the end of each quarter in 2003:

	2004		2003
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Commercial segment:
Fully insured	2,407,700	2,298,600	2,352,800	2,324,600	2,350,400	2,348,800
ASO	996,700	997,000	712,400	711,800	670,300	654,600

Total Commercial	3,404,400	3,295,600	3,065,200	3,036,400	3,020,700	3,003,400

Government segment:
MedicareAdvantage	367,900	333,200	328,600	324,600	324,200	327,100
TRICARE	1,856,900	1,860,100	1,849,700	1,746,300	1,750,800	1,752,500
TRICARE ASO	786,000	1,057,900	1,057,200	1,057,000	1,052,500	1,050,800
Medicaid	466,400	468,200	468,900	460,800	492,700	491,400

Total Government	3,477,200	3,719,400	3,704,400	3,588,700	3,620,200	3,621,800

Total medical members	6,881,600	7,015,000	6,769,600	6,625,100	6,640,900	6,625,200

Specialty Membership:
Commercial segment	1,691,400	1,703,200	1,668,100	1,639,100	1,642,000	1,650,100

Liquidity

Cash and cash equivalents decreased to $203.6 million at June 30, 2004 from $931.4 million at December 31, 2003. The primary reason for the decrease in cash and cash equivalents during the 2004 period was the purchase of investment securities and the timing of the MedicareAdvantage and TRICARE premium receipts.

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

The change in cash and cash equivalents for the six months ended June 30, 2004 and 2003 is summarized as follows:

	Six months ended June 30
	2004	2003
	(in thousands)
Net cash provided by operating activities	$24,855	$53,266
Net cash used in investing activities	(666,238)	(21,653)
Net cash (used in) provided by financing activities	(86,385)	1,972

(Decrease) increase in cash and cash equivalents	$(727,768)	$33,585

The primary drivers of operating cash flow in our business are premium collections and medical claim payments. Because premiums generally are collected in advance of claims payments by a period up to several months in many instances, our business normally should produce strong cash flows during a period of increasing enrollment. Conversely, cash flows should be impacted negatively during a period of shrinking enrollment. An exception to this general rule is the collection of certain TRICARE receivables, some of which takes place at least six months after the end of a contract year. Other activities that impact our cash flows are the collection of ASO fees and investment income, and the payment of operating expenses, interest expense and taxes.

Operating cash flow in the 2004 period of $24.9 million declined $28.4 million from $53.3 million in the 2003 period primarily due to the timing of the collection of TRICARE BPA receivables. The following table details the year-to-date increase in our receivables:

	June 30, 2004	December 31, 2003	Change
	(in thousands)
TRICARE:
Base receivable	$222,750	$266,656	$(43,906)
Bid price adjustments (BPAs)	145,492	92,875	52,617
Change orders	15,339	7,073	8,266

	383,581	366,604	16,977
Less: long-term portion of BPAs	—	(38,794)	38,794

TRICARE subtotal	383,581	327,810	55,771

Commercial and other	193,394	178,577	14,817
Allowance for doubtful accounts	(33,289)	(40,400)	7,111

Total net receivables	$543,686	$465,987	$77,699

TRICARE base receivables are collected monthly in the ordinary course of business. The risk sharing provisions of the TRICARE contracts increased BPA receivables, and increases in premium and ASO fee revenues contributed to higher Commercial and other receivables.

The timing of payments for claims can significantly impact comparisons of our operating cash flows between years. The following table presents the estimated valuation and number of unprocessed claims on hand, performance metrics we regularly review. Claims on hand represent the estimated number of provider requests for reimbursement that have been received but not yet processed.

	Estimated Valuation	Claims on Hand	Number of Days Claims On-hand
	(dollars in thousands)
December 31, 2000	$257,400	1,157,900	11.0
December 31, 2001	$125,400	518,100	5.0
December 31, 2002	$92,300	424,200	4.5
December 31, 2003	$109,700	443,000	4.9
June 30, 2004	$98,100	387,000	3.7

Medical and other expenses payable increased during the 2004 quarter due primarily to medical claims inflation. The detail of medical and other expenses payable was as follows at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003	Change
	(in thousands)
IBNR (1)	$1,227,314	$1,034,858	$192,456
Unprocessed claim inventories (2)	98,100	109,700	(11,600)
Processed claim inventories (3)	71,924	74,262	(2,338)
Payable to pharmacy benefit administrator and other (4)	56,887	53,336	3,551

Total medical and other expenses payable	$1,454,225	$1,272,156	$182,069

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	Unprocessed claim inventories represent the estimated valuation of claims received but not yet fully processed. Further detail regarding unprocessed claim inventories is provided above.
(3)	Processed claim inventories represent the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff and other medical expenses payable.

Cash Flow from Investing Activities

We paid $68.7 million to acquire Ochsner, net of cash and cash equivalents acquired. The purchase price was subject to adjustment in accordance with the terms and conditions of the purchase agreement. In the third quarter of 2004, we paid the maximum amount payable of $45.0 million plus accrued interest pursuant to resolution of an earnings contingency, increasing the amount assigned to goodwill. Furthermore, the purchase price will be adjusted in the fourth quarter of 2004 to reflect changes in net equity from the amount estimated as of the date the purchase agreement was signed in December 2003 until the transaction closed on April 1, 2004, giving effect for items such as higher cash balances from earnings and changes in Ochsner’s ultimate claims liability as of April 1, 2004 using claims paid data during a 6 month run-out period.

During the 2004 period, we reinvested a portion of our cash and cash equivalents in investment securities, primarily short-duration fixed income securities, totaling $578.2 million. Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures were $48.0 million for the 2004 period and $43.0 million for the 2003 period. Excluding acquisitions, we expect our total capital expenditures in 2004 to range from $100 million to $110 million, most of which will be used for our technology initiatives and improvement of administrative facilities. Proceeds from the sale of the Jacksonville service center building increased investing cash flows $14.8 million.

Cash Flow from Financing Activities

The cash used in financing activities in the 2004 period resulted primarily from common stock repurchases more fully discussed below and change in the book overdraft, partially offset by proceeds from stock option exercises.

In July 2003, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. For the six months ended June 30, 2004, 2,853,500 common shares were acquired in open market transactions at an aggregate cost of $50.0 million, or an average of $17.53 per share. As of August 3, 2004, $41.8 million of the July 2003 authorization remains available for share repurchases. See also the chart in Part II, Item 2 on page 35.

Long-term Debt

Long-term debt outstanding was as follows at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	(in thousands)
6.30% senior, unsecured notes due 2018, net of unamortized discount of $809 at June 30, 2004 and $838 at December 31, 2003	$299,191	$299,162
7.25% senior, unsecured notes due 2006, net of unamortized discount of $304 at June 30, 2004 and $376 at December 31, 2003	299,696	299,624
Fair value of interest rate swap agreements	(1,119)	12,754
Deferred gain from interest rate swap exchange	21,302	26,175

Total senior notes	619,070	637,715
Other long-term borrowings	4,607	4,923

Total long-term debt	$623,677	$642,638

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

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. The carrying value of our 7.25% senior notes has been increased $21.3 million by the remaining deferred swap gain balance at June 30, 2004.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate. At June 30, 2004, the effective interest rate was 2.49% for the 6.30% senior notes and 3.45% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At June 30, 2004, the $1.1 million fair value of our swap agreements in the bank’s favor is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been decreased $1.1 million to reflect its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Credit Agreements

We maintain two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement with a one-year term-out option. A one-year term-out option converts the outstanding borrowings, if any, under the credit agreement to a one-year term loan upon expiration. The 4-year revolving credit agreement expires in October 2005. In October 2003, we renewed the 364-day revolving credit agreement which expires in September 2004, unless extended.

There were no balances outstanding under either agreement at June 30, 2004. Under these agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of both agreements bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 80 to 125 basis points for our 4-year agreement, and 85 to 137.5 basis points for our 364-day agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 25 basis points, may fluctuate between 15 and 50 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings under either credit agreement will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

These credit agreements, and the agreement relating to the conduit commercial paper program described below, contain customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At June 30, 2004, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

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

At June 30, 2004, we had no direct or indirect (conduit) commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.6 million at June 30, 2004 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

As of June 30, 2004, we maintained aggregate statutory capital and surplus of $1,095.2 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $731.5 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at June 30, 2004, each of our subsidiaries would be in compliance and we would have $304.3 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

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

We are in a highly competitive industry. Many of our competitors are more established in the health care industry and have a larger market share and greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the MedicareAdvantage program, in e-commerce insurance or benefit programs and in consumer-directed health plans. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs. The commercial pricing environment, particularly in the smaller-sized groups, is extremely competitive, and several of our competitors, including public and not-for-profit companies, are pricing aggressively to gain market share.

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes the growth of our Commercial segment business, introduction of new products and benefit designs, including our Smart products, the successful implementation of our e-business initiatives, the adoption of new technologies and the integration of acquired businesses. We believe that the adoption of new technologies will contribute toward a reduction in administrative costs. One of the ways we reduce administrative costs is to more closely align our workforce with our membership. This alignment is achieved through reductions in workforce or by employing additional people in certain strategic operating areas such as sales and underwriting. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the Company for future growth. Failure to implement this strategy or to contain our administrative expenses in line with our membership may result in a material adverse effect on our financial position, results of operations and cash flows.

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

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. Due to continued consolidation in the industry, there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services. However, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

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

A description of material legal actions in which we are currently involved is included under “Legal Proceedings” in Note 10 to the condensed consolidated financial statements. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

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

A significant portion of our revenues relates to federal, state and local government health care coverage programs, including the TRICARE, MedicareAdvantage, and Medicaid programs. These programs involve various risks, including:

•	the possibility of reduced or insufficient government reimbursement in the future;

•	the possibility that we will not be able to extend or renew any of the contracts relating to these programs. These contracts also are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible to enroll, reduce the revenue we receive or increase our administrative or health care costs under those programs such as the escalated conflict in the Middle East. We have continued to work on transitioning our TRICARE business due to the commencement of the new South Region contract which began on August 1, 2004 as it relates to our current Regions 3 and 4 contracts and is scheduled to begin on November 1, 2004 as it relates to the current Region 6 contract. On July 1, 2004, we transferred all responsibilities and the associated 1.1 million members from former Regions 2 and 5 to another contractor. This transition will also result in a decline in revenues during the third and fourth quarters of 2004.

•	in the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. Changes to these government programs in the future may also affect our ability or willingness to participate in these programs. Other than as described herein, the loss of our current or future TRICARE contracts, would have a material adverse effect on our financial position, results of operations and cash flows;

•	at June 30, 2004, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 230,200 members in Florida. This contract accounted for approximately 15% of our total premiums and ASO fees for the six months ended June 30, 2004. The loss of this and other CMS contracts or significant changes in the MedicareAdvantage program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	higher comparative medical costs;

•	government regulatory and reporting requirements;

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	mandatory benefits and products;

•	rules tightening time periods in which claims must be paid;

•	medical malpractice reform;

•	defining medical necessity;

•	health insurance access;

•	provider compensation and contract language;

•	disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency;

•	product flexibility and use of innovative technology;

•	disclosure of provider quality information;

•	health plan liability to members who fail to receive appropriate care;

•	disclosure and composition of physician networks;

•	formation of regional/national association health plans for small employers;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, production and disclosure of personally identifiable health information,

•	physicians’ ability to collectively negotiate contract terms with carriers, including fees; and

•	mental health parity.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data. Under the HIPAA standard transactions and code sets rules, we have made significant systems enhancements and invested in new technological solutions. The compliance and enforcement date for standard transactions and code sets rules was October 16, 2003. We have continued to be in compliance with this regulation. However, as many providers indicated that they could not yet comply, CMS stated that covered entities making a good faith effort to comply with HIPAA transactions and code-set standards would be allowed to implement contingency plans to maintain their operations and cash flows. On October 15, 2003, we announced implementation of a contingency plan to accept non-compliant electronic transactions from our providers. We have continued to accept and process transactions sent in pre-HIPAA electronic formats from providers who are showing a good-faith effort and currently expect to do so until all providers and clearinghouses are capable of transmitting fully compliant standards transactions as defined in the HIPAA implementation guidelines or until CMS begins enforcement of the HIPAA Electronic Data Interchange regulations. Management believes that the implementation of our contingency plans has minimized any disruptions in our business operations during this transition. However, if entities with which we do business do not ultimately comply with the HIPAA transactions and code set standards, it could result in disruptions of certain of our business operations.

Additionally, under the new HIPAA privacy rules, which became effective on April 14, 2003, we have complied with a variety of requirements concerning the use and disclosure of individuals’ protected health information, established rigorous internal procedures to protect health information and entered into business associate contracts with those companies to whom protected health information is disclosed. Regulations issued in February 2003 set standards for the security of electronic health information requiring compliance by April 21, 2005. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

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

In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may, in some cases, compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be adversely affected.

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

Debt ratings are an important factor in our competitive position.

Claims paying ability, financial strength, and debt ratings by recognized rating organizations have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are an important factor in marketing our products to certain of our customers, and our debt ratings impact both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such. Downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls over financial reporting for the quarter ended June 30, 2004.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures including our internal controls over financial reporting are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls over financial reporting or in other factors that are reasonably likely to affect those controls over financial reporting during the Company’s quarter ended June 30, 2004.

Part II. Other Information

Item 1: Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see Legal Proceedings in Note 10 to the condensed financial statements beginning on page 13 of this Form 10-Q.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by us during the six months ended June 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	150,000	$20.7130	150,000	$96,893,049
February 2004	129,000	$21.2539	129,000	$94,151,299
March 2004	407,000	$19.9013	407,000	$86,051,470

Total 1Q04	686,000	$20.3331	686,000	$86,051,470

April 2004	400,000	$18.1595	400,000	$78,787,668
May 2004	1,050,000	$16.2339	1,050,000	$61,742,092
June 2004	717,500	$16.3821	717,500	$49,987,941

Total 2Q04	2,167,500	$16.6383	2,167,500	$49,987,941

Total	2,853,500	$17.5266	2,853,500	$49,987,941

(1)	We repurchased an aggregate of 2,853,500 shares of our common stock pursuant to the repurchase program that we publicly announced in July 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $100 million in the aggregate pursuant to the Program. The expiration date of this program is January 2005.
(3)	Excludes 34,970 shares repurchased in connection with employee equity-based compensation plans.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibit Index:

12	Computation of ratio of earnings to fixed charges.

31.1	CEO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part II. Other Information, continued

(b)	Reports on Form 8-K

(1)	On April 1, 2004, we filed a report regarding the completion of the acquisition of Ochsner Health Plan in Louisiana.

(2)	On April 26, 2004, we furnished a report regarding our first quarter of 2004 earnings release.

(3)	On July 26, 2004, we furnished a report regarding our second quarter of 2004 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: August 6, 2004	By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President
And Chief Financial Officer
(Principal Accounting Officer)

Date: August 6, 2004	By:	/s/ ARTHUR P. HIPWELL
Arthur P. Hipwell
Senior Vice President and
General Counsel