Form 10-Q
period 2004-09-30
HUMANA INC
filed 2004-11-05
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2004
$0.16 2/3 par value	159,407,737 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2004

Item 1. Financial Statements

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$375,090	$931,404
Investment securities	2,332,522	1,676,642
Receivables, less allowance for doubtful accounts of $29,475 at September 30, 2004 and $40,400 at December 31, 2003:
Premiums	405,067	452,404
Administrative services fees	19,803	13,583
Other	273,240	247,298

Total current assets	3,405,722	3,321,331

Property and equipment, net	390,735	416,472
Other assets:
Long-term investment securities	333,796	319,167
Goodwill	859,734	776,874
Other	421,623	459,479

Total other assets	1,615,153	1,555,520

Total assets	$5,411,610	$5,293,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,436,135	$1,272,156
Trade accounts payable and accrued expenses	504,892	440,340
Book overdraft	116,106	219,054
Unearned revenues	132,659	333,071

Total current liabilities	2,189,792	2,264,621
Long-term debt	630,912	642,638
Other long-term liabilities	568,911	550,115

Total liabilities	3,389,615	3,457,374

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 175,062,193 shares issued at September 30, 2004 and 173,909,127 shares issued at December 31, 2003	29,177	28,984
Capital in excess of par value	994,975	974,975
Retained earnings	1,182,697	949,811
Accumulated other comprehensive income	13,797	16,909
Unearned stock compensation	(203)	(754)
Treasury stock, at cost, 15,689,251 shares at September 30, 2004 and 12,018,281 shares at December 31, 2003	(198,448)	(133,976)

Total stockholders’ equity	2,021,995	1,835,949

Total liabilities and stockholders’ equity	$5,411,610	$5,293,323

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share results)
Revenues:
Premiums	$3,083,554	$3,016,298	$9,566,447	$8,772,652
Administrative services fees	59,837	66,984	219,420	199,788
Investment and other income	32,882	28,483	108,833	100,999

Total revenues	3,176,273	3,111,765	9,894,700	9,073,439

Operating expenses:
Medical	2,550,911	2,528,123	8,024,167	7,344,534
Selling, general and administrative	460,171	458,381	1,416,695	1,371,196
Depreciation and amortization	31,238	27,112	84,715	100,232

Total operating expenses	3,042,320	3,013,616	9,525,577	8,815,962

Income from operations	133,953	98,149	369,123	257,477
Interest expense	6,480	4,737	16,524	12,473

Income before income taxes	127,473	93,412	352,599	245,004
Provision for income taxes	43,170	31,293	119,713	82,379

Net income	$84,303	$62,119	$232,886	$162,625

Basic earnings per common share	$0.53	$0.39	$1.45	$1.03

Diluted earnings per common share	$0.52	$0.38	$1.43	$1.01

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities
Net income	$232,886	$162,625
Adjustments to reconcile net income to net cash provided by operating activities:
Writedown of property and equipment	—	17,233
Depreciation and amortization	84,715	100,232
Provision for deferred income taxes	27,545	30,213
Changes in operating assets and liabilities, net of effect of business acquired:
Receivables	106,709	13,516
Other assets	(18,776)	42,435
Medical and other expenses payable	92,916	154,435
Other liabilities	26,675	(151,363)
Unearned revenues	(204,426)	(227,596)
Other, net	(19,920)	(18,810)

Net cash provided by operating activities	328,324	122,920

Cash flows from investing activities
Acquisition, net of cash and cash equivalents acquired	(115,972)	—
Purchases of property and equipment	(72,900)	(64,980)
Proceeds from sales of property and equipment	28,972	2,483
Purchases of investment securities	(3,614,781)	(3,659,394)
Maturities of investment securities	840,275	585,461
Proceeds from sales of investment securities	2,203,853	2,768,446

Net cash used in investing activities	(730,553)	(367,984)

Cash flows from financing activities
Net commercial paper conduit repayments	—	(265,000)
Proceeds from issuance of senior notes	—	299,139
Common stock repurchases	(64,472)	(44,147)
Proceeds from swap exchange	—	31,556
Change in book overdraft	(102,948)	123,869
Proceeds from stock option exercises and other	13,335	14,127

Net cash (used in) provided by financing activities	(154,085)	159,544

Decrease in cash and cash equivalents	(556,314)	(85,520)
Cash and cash equivalents at beginning of period	931,404	721,357

Cash and cash equivalents at end of period	$375,090	$635,837

Supplemental cash flow disclosures:
Interest payments	$22,663	$11,324
Income tax payments, net	$44,922	$43,335

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option and restricted stock awards was as follows for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share results)
Net income, as reported	$84,303	$62,119	$232,886	$162,625
Add: Stock-based employee compensation expense included in reported net income, net of related tax	591	644	1,463	3,448
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(3,664)	(1,925)	(9,926)	(7,085)

Adjusted net income	$81,230	$60,838	$224,423	$158,988

Earnings per share:
Basic, as reported	$0.53	$0.39	$1.45	$1.03

Basic, pro forma	$0.51	$0.38	$1.40	$1.00

Diluted, as reported	$0.52	$0.38	$1.43	$1.01

Diluted, pro forma	$0.50	$0.37	$1.38	$0.99

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(3) Acquisition

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation. Ochsner, a Louisiana health plan, added approximately 152,600 Commercial medical members, primarily in fully insured large group accounts, and approximately 33,100 members in the MedicareAdvantage program. This acquisition enabled us to enter a new market with significant market share which should facilitate new sales opportunities in this and surrounding markets, including Houston, Texas.

We paid $131.3 million in cash, including transaction costs. Our estimate of the fair value of the tangible assets(liabilities) as of the acquisition date is as follows:

(in thousands)
Cash and cash equivalents	$15,270
Investment securities	84,527
Premiums receivable and other current assets	20,616
Property and equipment and other assets	1,085
Medical and other expenses payable	(71,063)
Other current liabilities	(21,604)
Other liabilities	(3,183)

Net tangible assets acquired	$25,648

The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $105.7 million. We allocated the excess purchase price over the fair value of the net tangible assets acquired to other intangible assets, estimated at $22.8 million, and goodwill, estimated at $82.9 million. The other intangible assets, which consist primarily of subscriber and provider contracts, have a weighted-average useful life of approximately 13 years. The other intangible assets and goodwill are not deductible for income tax purposes. We used an independent third party valuation specialist firm to assist us in evaluating the fair value of assets acquired.

The purchase price is subject to adjustment in accordance with the terms and conditions of the purchase agreement. As early as the fourth quarter of 2004, the purchase price will be adjusted to reflect changes in net equity from the amount estimated as of the date the purchase agreement was signed in December 2003 until the transaction closed on April 1, 2004, giving effect for items such as higher cash balances from earnings and changes in Ochsner’s ultimate claims liability as of April 1, 2004 using claims paid data during a six month run-out period. The amount of this purchase price adjustment will be allocated to goodwill and is the final adjustment contemplated by the Ochsner acquisition agreement.

The results of operations and financial condition of Ochsner have been included in our condensed consolidated statements of income and condensed consolidated balance sheets since the acquisition date. The pro forma financial information presented below assumes that the acquisition of Ochsner had occurred as of the beginning of each respective period. The pro forma adjustments include the pro forma effect of amortization of other intangible assets arising from the purchase price allocation and interest expense related to the assumed financing of the cash purchase price and the associated income tax effects of the pro forma adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Ochsner acquisition been consummated at the beginning of the respective periods.

	For the three months ended September 30, 2003	For the nine months ended September 30,
		2004	2003
	(in thousands)
Revenues	$3,287,972	$10,080,706	$9,598,593
Net income	$64,167	$238,627	$167,815

Earnings per share:
Basic	$0.40	$1.48	$1.06
Diluted	$0.39	$1.47	$1.04

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) Long-lived Asset Impairment

A decision to close the Jacksonville, Florida customer service center prompted a review for the possible impairment of long-lived assets associated with this center. Under a transition plan, we continued to use the long-lived assets of the Jacksonville customer service center until mid-2003, the completion date for consolidating this customer service center. The long-lived assets of this customer service center were supported by the future cash flows expected to result from members serviced by that center. Cash flows from members serviced by the center represented the lowest level of independently identifiable cash flows. For example, cash flows from members located primarily in the state of Florida and serviced by the Jacksonville service center supported the Jacksonville center’s long-lived assets until those members’ service was transitioned elsewhere.

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

Based upon our decision to sell the building previously used in our Jacksonville customer service operations, we classified it as held for sale and ceased depreciating the building effective July 1, 2003. The impact of ceasing depreciation of the building was not material to our results of operations. During the first quarter of 2004, we completed the sale of the Jacksonville building, recording proceeds of $14.8 million and a pretax loss of $0.2 million.

Accelerated Depreciation

After finalizing plans during the first quarter of 2003 to abandon software used in our operations by March 2003, we reduced the estimated useful life of the software effective January 1, 2003. Accordingly, we accelerated the depreciation of the remaining software balance of approximately $13.5 million ($8.3 million after tax) during the first quarter of 2003.

After finalizing plans during the third quarter of 2004 to abandon some enrollment software by December 31, 2004, we reduced the estimated useful life of the software effective July 1, 2004. Accordingly, we accelerated the depreciation of the remaining software balance. The change in the useful life increased depreciation expense during the third quarter of 2004 by approximately $4.0 million ($2.4 million after tax) and will increase depreciation expense for the full year 2004 by approximately $9.3 million ($5.7 million after tax).

The allocation of the non-cash pretax expenses related to the writedown and accelerated depreciation of certain long-lived assets to our Commercial and Government segments was as follows for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30, 2004
	Commercial	Government	Total
	(in thousands)
Line item affected:
Depreciation and amortization	$3,990	$—	$3,990

Total pretax impact	$3,990	$—	$3,990

	Nine months ended September 30, 2003
	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$4,325	$12,908	$17,233
Depreciation and amortization	13,527	—	13,527

Total pretax impact	$17,852	$12,908	$30,760

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2004 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2003	$633,211	$143,663	$776,874
Ochsner acquisition	49,716	33,144	82,860

Balance at September 30, 2004	$682,927	$176,807	$859,734

Other intangible assets primarily relate to acquired subscriber, provider, and government contracts, and the cost of acquired licenses and are included with other long-term assets in the condensed consolidated balance sheets. Amortization expense for other intangible assets was approximately $8.1 million for the nine months ended September 30, 2004 and $9.2 million for the nine months ended September 30, 2003. The following table presents our estimate of amortization expense for the remaining three months of 2004, and for each of the five succeeding fiscal years:

(in thousands)
For the three month period ending December 31, 2004	$2,438
For the years ending December 31,:
2005	$7,368
2006	$2,092
2007	$2,030
2008	$1,905
2009	$1,893

The following table presents details of our other intangible assets included in other non-current assets in the accompanying condensed consolidated balance sheets at September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	$97,256	$80,804	$16,452	$85,496	$75,194	$10,302
Provider contracts	22,428	10,242	12,186	12,128	8,075	4,053
Government contracts	—	—	—	11,820	11,820	—
Licenses and other	5,790	1,668	4,122	5,065	1,376	3,689

Total other intangible assets	$125,474	$92,714	$32,760	$114,509	$96,465	$18,044

(6) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$84,303	$62,119	$232,886	$162,625
Net unrealized investment gains (losses), net of tax	30,553	(9,753)	(3,112)	(2,369)

Comprehensive income, net of tax	$114,856	$52,366	$229,774	$160,256

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

The following table presents details supporting the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share results)
Net income available for common stockholders	$84,303	$62,119	$232,886	$162,625

Weighted average outstanding shares of common stock used to compute basic earnings per common share	159,308	159,454	160,697	158,202
Dilutive effect of:
Stock options	1,662	1,713	1,824	872
Restricted stock	27	1,382	43	2,310

Shares used to compute diluted earnings per common share	160,997	162,549	162,564	161,384

Basic earnings per common share	$0.53	$0.39	$1.45	$1.03

Diluted earnings per common share	$0.52	$0.38	$1.43	$1.01

Number of antidilutive stock options excluded from computation	4,105	1,568	2,833	4,427

(8) Stock Repurchase Plan

In July 2003, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. For the nine months ended September 30, 2004, 3,636,000 common shares were acquired in open market transactions at an aggregate cost of $63.6 million, or an average of $17.49 per share. As of November 1, 2004, $36.4 million of the July 2003 authorization remains available for share repurchases until January 2005, the expiration date of the authorization. See also the chart in Part II, Item 2 on page 38.

(9) Long-term Debt

Long-term debt outstanding was as follows at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(in thousands)
6.30% senior, unsecured notes due 2018, net of unamortized discount of $795 at September 30, 2004 and $838 at December 31, 2003	$299,205	$299,162
7.25% senior, unsecured notes due 2006, net of unamortized discount of $268 at September 30, 2004 and $376 at December 31, 2003	299,733	299,624
Fair value of interest rate swap agreements	8,695	12,754
Deferred gain from interest rate swap exchange	18,832	26,175

Total senior notes	626,465	637,715
Other long-term borrowings	4,447	4,923

Total long-term debt	$630,912	$642,638

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. The carrying value of our 7.25% senior notes has been increased $18.8 million by the remaining deferred swap gain balance at September 30, 2004.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate. At September 30, 2004, the effective interest rate was 2.90% for the 6.30% senior notes and 3.86% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At September 30, 2004, the $8.7 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $8.7 million to reflect its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Credit Agreement

On September 29, 2004, we replaced our existing credit agreements with a new 5-year $600 million unsecured revolving credit agreement which will expire in September 2009. We previously maintained two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement. There was no balance outstanding under the new agreement at September 30, 2004.

Under the new agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, initially 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceeds 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At September 30, 2004, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

We have other relationships, including financial advisory and banking, with some of the parties to the new agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the new credit agreement and commercial paper program generally will not exceed $600 million.

In connection with the new credit arrangement, the conduit commercial paper program allowing indirect access to the commercial paper market through a third party was cancelled.

At September 30, 2004, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.4 million at September 30, 2004 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

(10) Guarantees and Contingencies

Indemnifications and Guarantees

Our operating lease of an airplane, which expires January 1, 2010, provides for a residual value payment of no more than $4.8 million at the end of the lease term. At the end of the term we have the right to exercise a purchase option or the airplane can be sold to a third party. If we decide not to exercise our purchase option, we must pay the lessor a maximum amount of $4.8 million. This amount will be reduced by the net sales proceeds in excess of $4.2 million from the sale of the airplane to a third party.

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

Government Contracts

Our HMO, PPO and Fee-For-Service products covered under the MedicareAdvantage contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. We have filed our renewal contracts. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act, or MMA, was signed into law. We believe MMA offers new opportunities in our HMO, PPO and Fee-For-Service Medicare products. We intend to make additional investments in the MedicareAdvantage program to enhance our ability to participate.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

On November 1, 2004, approximately 1 million members transitioned to our TRICARE South Region contract which we were awarded in 2003. This was the final step in the transition of the implementation of the South Region contract. In total, the TRICARE South Region contract now covers approximately 2.8 million beneficiaries. The South Region is one of the three regions in the United States as defined by the Department of Defense. The contract is for a five-year period subject to annual renewals at the Government’s option.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. As of September 30, 2004, Puerto Rico accounted for approximately 82% of our total Medicaid membership.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

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

On September 26, 2002, the Court certified a global class consisting of all medical doctors who provided services to any person insured by any defendant from August 4, 1990, to September 26, 2002. The class included two subclasses. A national subclass consisted of medical doctors who provided services to any person insured by a defendant when the doctor had a claim against such defendant and was not required to arbitrate that claim. A California subclass consisted of medical doctors who provided services to any person insured in California by any defendant when the doctor was not bound to arbitrate the claim.

On September 1, 2004, the Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) agreed with the District Court’s ruling as to the class for the RICO claims, although it suggested that the class should be split so that claims involving capitation and fee-for-service payments would be handled separately. However, it reversed the lower court as to state law claims, including breach of contract, unjust enrichment and violations of prompt pay laws. It found that the state claims were too individualized to be dealt with in a class action. The California subclass was not specifically challenged and therefore was permitted to remain. On October 15, 2004, the defendants filed a Petition for a Writ of Certiorari to the United States Supreme Court, asking for review of the Eleventh Circuit’s decision.

On September 15, 2004, the Court issued an order rescheduling the trial for March 21, 2005.

Meanwhile, on September 17, 2004, the plaintiffs filed an amended motion for class certification, seeking a global fee-for-service class and five subclasses for the time period from January 1, 1996, to the date of certification. The global class would consist of any medical doctor who provided service on a fee-for-service basis to any person insured by Cigna Corporation or any other defendant for claims of RICO conspiracy and aiding and abetting. The motion seeks subclasses for the conspiracy counts for capitation damages and capitation injunctive relief consisting of all medical doctors who provided services on a capitated basis. The motion also requests a subclass for a direct RICO claim consisting of medical doctors who provided services on a fee-for-service basis to any person insured by

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Humana pursuant to a contract without an arbitration clause or without a contract. The motion also seeks two California subclasses, one involving physicians who provided services on a fee-for-service basis and the other for capitated physicians.

On September 20, 2004, all proceedings were halted. The defendants had earlier filed a request with the Eleventh Circuit for the stay of proceedings pending an appeal to that court from an order denying enforcement of certain arbitration agreements. On September 20, 2004, the Eleventh Circuit issued the stay. On November 5, 2004, the Eleventh Circuit rejected the defendants’ appeal on the arbitration issues.

At the defendants’ request, the Court had previously filed a motion with the Judicial Panel on Multidistrict Litigation, (“JPML”), asking the JPML to determine whether the suits that were consolidated in Miami should be returned for trial to the courts in which they were initially filed. The JPML initially refused to consider the request because of the pendency of the Eleventh Circuit decision on class certification. After the Eleventh Circuit ruled, the defendants again asked the JPML for a ruling. On October 27, 2004, the JPML refused to rule again, citing the status of the case.

Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court.

We intend to continue to defend this action vigorously.

Government Audits and Other Litigation and Proceedings

Insurance Industry Brokerage Practices Matters

We have received requests for information from the Departments of Insurance in the states of Ohio and North Carolina with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, and bid quoting practices. Additionally, the National Association of Insurance Commissioners has announced that it is in the process of developing recommendations in this area of the industry, which we will immediately review.

In connection with this industry wide review, we may receive requests for information or subpoenas from other regulators or attorneys general. We intend to cooperate fully with any inquiries.

Other

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

In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the managed health care companies’ business practices, including allegations of anticompetitive and unfair business activities, claims payment practices, commission payment practices, and utilization management practices. We have been and continue to be subject to such reviews. Some of these have resulted in fines and could require changes in some of our practices and could also result in additional fines or other sanctions.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Premiums:
Fully insured
PPO	$945,906	$856,793	$2,831,450	$2,481,317
HMO	717,457	710,491	2,149,792	2,174,539

Total fully insured	1,663,363	1,567,284	4,981,242	4,655,856
Specialty	87,822	81,199	259,932	238,737

Total premiums	1,751,185	1,648,483	5,241,174	4,894,593

Administrative services fees	41,324	31,035	123,788	90,981
Investment and other income	27,226	24,700	88,801	83,451

Total revenues	1,819,735	1,704,218	5,453,763	5,069,025

Operating expenses:
Medical	1,464,234	1,379,781	4,399,424	4,046,845
Selling, general and administrative	291,705	277,981	874,040	838,061
Depreciation and amortization	19,802	16,442	52,267	66,941

Total operating expenses	1,775,741	1,674,204	5,325,731	4,951,847

Income from operations	43,994	30,014	128,032	117,178

Interest expense	5,288	4,062	13,328	10,230

Income before income taxes	$38,706	$25,952	$114,704	$106,948

	Government Segment
	Three months ended, September 30,		Nine months ended, September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Premiums:
MedicareAdvantage	$814,612	$626,840	$2,295,534	$1,893,114
TRICARE	386,439	620,477	1,651,844	1,627,212
Medicaid	131,318	120,498	377,895	357,733

Total premiums	1,332,369	1,367,815	4,325,273	3,878,059

Administrative services fees	18,513	35,949	95,632	108,807
Investment and other income	5,656	3,783	20,032	17,548

Total revenues	1,356,538	1,407,547	4,440,937	4,004,414

Operating expenses:
Medical	1,086,677	1,148,342	3,624,743	3,297,689
Selling, general and administrative	168,466	180,400	542,655	533,135
Depreciation and amortization	11,436	10,670	32,448	33,291

Total operating expenses	1,266,579	1,339,412	4,199,846	3,864,115

Income from operations	89,959	68,135	241,091	140,299

Interest expense	1,192	675	3,196	2,243

Income before income taxes	$88,767	$67,460	$237,895	$138,056

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in the “Cautionary Statements” section of this document. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2003 revenues of $12.2 billion. We offer a diversified portfolio of health insurance products and related services through traditional and consumer-choice plans to employer groups, government-sponsored programs, and individuals. As of September 30, 2004, we had approximately 6.0 million members in our medical insurance programs, as well as approximately 1.7 million members in our specialty products programs. On November 1, 2004, we added approximately 1 million TRICARE members to our South Region contract, completing the membership transition associated with the implementation of this contract, which began on August 1, 2004.

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

Our strategy to increase Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of a variety of innovative and consumer-choice product designs. These products are supported by electronic informational capabilities, including education, tools, and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of quickly rising health care costs for their employees. Membership in our Smart products exceeded 240,000 members at September 30, 2004, up 121% from a year ago and 3% since the end of last quarter. We believe that growth in these products, which are offered on a fully-insured or ASO basis and may be competitively priced to produce higher margins, is a key component, among other items, for improvement in the Commercial segment. Additionally, we have amplified the diversification of our commercial membership base, not only through our Smart products, but also by expanding our ASO membership and by launching our Humana One Individual product to take advantage of the increasing migration of small group business to Individual products. While we expect our Smart products to become a driver of growth in the years ahead, we are enhancing the products that comprise the bulk of our commercial portfolio today by applying our consumer innovation across our existing products.

Other important elements which impact our Commercial segment profitability are the competitive pricing environment and market conditions. With respect to pricing, there is a complex balancing act between sustaining or increasing underwriting margins versus achieving enrollment growth. We have experienced a decline in our membership in the 3 to 300 life group size as a result of pricing actions by some competitors desiring to gain market share in certain markets. With respect to market conditions, there is the impact of economies of scale on administrative overhead. As a result of the decline in preference for tightly managed HMO products, medical costs have become increasingly comparable among the larger competitors. Consequently, product design and consumer involvement have become the more important drivers of medical services consumption. Administrative expense efficiency is becoming a primary driver of commercial margin sustainability. In line with that philosophy, we continue to examine our administrative expense structure, realize administrative expense savings through technology tools, and look at acquisition opportunities that align with our geographic presence and Commercial strategy.

In our Government segment, we have transitioned our TRICARE business after being awarded the South Region contract in 2003, one of three newly-created regions under the government’s revised TRICARE program. On July 1, 2004, our Regions 2 and 5 contracts servicing approximately 1.1 million TRICARE members became part of a new North Region, which was awarded to another contractor. On August 1, 2004, our current Regions 3 and 4 contracts became part of our new South Region contract. On November 1, 2004, the Region 6 contract, previously administered by another contractor, with approximately 1 million members, became part of the South Region. The members added with the Region 6 contract essentially offset the members lost with the Regions 2 and 5 contracts. Additionally, in our Medicare business, we believe the new Medicare legislation demonstrates the federal government’s financial commitment to the private payor program and the commitment to providing health benefits and options to seniors. The third quarter of 2004 was the fifth consecutive quarter in which our Medicare membership increased. We are also planning and spending for growth in the new Medicare PPO and Private Fee-For-Service offerings.

Highlights since December 31, 2003, our last year end, include:

•	On April 1, 2004, we completed the acquisition of Ochsner Health Plan, or Ochsner, enhancing our presence in the Southern United States, an area growing in population and commercial activity. In addition to creating a new Humana market in New Orleans, Louisiana, the Ochsner acquisition is expected to facilitate sales opportunities in our existing Houston, Texas market and, we believe, will make us more attractive to national accounts. See Note 3 to the condensed consolidated financial statements.

•	Diluted earnings per share of $1.43 for the nine month period ended September 30, 2004, or the 2004 period, an increase of 41.6% from $1.01 per share reported for the nine month period ended September 30, 2003, or the 2003 period, with our Government segment driving the growth.

•	The Government segment pretax earnings during the 2004 period of $237.9 million increased $99.8 million, or 72.3% from $138.1 million during the 2003 period. The Commercial segment pretax earnings of $114.7 million in the 2004 period were 7.3% higher compared to pretax earnings of $106.9 million in the 2003 period.

•	Consolidated revenues for the 2004 period of $9.9 billion increased 9.1% from $9.1 billion for the 2003 period resulting from the Ochsner acquisition and an increase in per member premiums.

•	The 2004 period consolidated medical expense ratio of 83.9% increased from 83.7% in the 2003 period while the consolidated SG&A expense ratio of 14.5% in the 2004 period declined from 15.3% in the same period a year ago.

•	Cash flows from operations of $328.3 million in the 2004 period increased from $122.9 million in the prior year period primarily due to cash generated by working capital changes and higher earnings. Due to the timing of MedicareAdvantage premium receipts more fully discussed in the Liquidity section, both the 2004 and 2003 periods include only eight monthly premium receipts instead of a normal nine.

•	During the 2004 period, we acquired approximately 3.6 million common shares in the open market for an aggregate price of $63.6 million, or an average cost of $17.49 per share.

Comparison of Results of Operations

The following discussion primarily deals with our results of operations for the three months ended September 30, 2004, or the 2004 quarter, the three months ended September 30, 2003, or the 2003 quarter, the nine months ended September 30, 2004, or the 2004 period, and the nine months ended September 30, 2003, or the 2003 period.

The following table presents certain financial data for our two segments:

	For the three months ended September 30,		Change
	2004	2003	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,663,363	$1,567,284	$96,079	6.1%
Specialty	87,822	81,199	6,623	8.2%

Total Commercial	1,751,185	1,648,483	102,702	6.2%

MedicareAdvantage	814,612	626,840	187,772	30.0%
TRICARE	386,439	620,477	(234,038)	(37.7)%
Medicaid	131,318	120,498	10,820	9.0%

Total Government	1,332,369	1,367,815	(35,446)	(2.6)%

Total	$3,083,554	$3,016,298	$67,256	2.2%

Administrative services fees:
Commercial	$41,324	$31,035	$10,289	33.2%
Government	18,513	35,949	(17,436)	(48.5)%

Total	$59,837	$66,984	$(7,147)	(10.7)%

Income before income taxes:
Commercial	$38,706	$25,952	$12,754	49.1%
Government	88,767	67,460	21,307	31.6%

Total	$127,473	$93,412	$34,061	36.5%

Medical expense ratios:
Commercial	83.6%	83.7%		(0.1)
Government	81.6%	84.0%		(2.4)

Total	82.7%	83.8%		(1.1)

SG&A expense ratios:
Commercial	16.3%	16.6%		(0.3)
Government	12.5%	12.9%		(0.4)

Total	14.6%	14.9%		(0.3)

	For the nine months ended September 30,		Change
	2004	2003	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$4,981,242	$4,655,856	$325,386	7.0%
Specialty	259,932	238,737	21,195	8.9%

Total Commercial	5,241,174	4,894,593	346,581	7.1%

MedicareAdvantage	2,295,534	1,893,114	402,420	21.3%
TRICARE	1,651,844	1,627,212	24,632	1.5%
Medicaid	377,895	357,733	20,162	5.6%

Total Government	4,325,273	3,878,059	447,214	11.5%

Total	$9,566,447	$8,772,652	$793,795	9.0%

Administrative services fees:
Commercial	$123,788	$90,981	$32,807	36.1%
Government	95,632	108,807	(13,175)	(12.1)%

Total	$219,420	$199,788	$19,632	9.8%

Income before income taxes:
Commercial	$114,704	$106,948	$7,756	7.3%
Government	237,895	138,056	99,839	72.3%

Total	$352,599	$245,004	$107,595	43.9%

Medical expense ratios:
Commercial	83.9%	82.7%		1.2
Government	83.8%	85.0%		(1.2)

Total	83.9%	83.7%		0.2

SG&A expense ratios:
Commercial	16.3%	16.8%		(0.5)
Government	12.3%	13.4%		(1.1)

Total	14.5%	15.3%		(0.8)

Medical membership was as follows at September 30, 2004 and 2003:

			Change
	2004	2003	Members	Percentage
Commercial segment medical members:
Fully insured	2,296,400	2,324,600	(28,200)	(1.2)%
ASO	1,018,800	711,800	307,000	43.1%

Total Commercial	3,315,200	3,036,400	278,800	9.2%

Government segment medical members:
MedicareAdvantage	371,300	324,600	46,700	14.4%
TRICARE	1,138,600	1,746,300	(607,700)	(34.8)%
TRICARE ASO	674,700	1,057,000	(382,300)	(36.2)%
Medicaid	475,800	460,800	15,000	3.3%

Total Government	2,660,400	3,588,700	(928,300)	(25.9)%

Total medical membership	5,975,600	6,625,100	(649,500)	(9.8)%

Summary

Net income was $84.3 million, or $0.52 per diluted share, in the 2004 quarter compared to $62.1 million, or $0.38 per diluted share, in the 2003 quarter. Net income was $232.9 million, or $1.43 per diluted share, in the 2004 period compared to $162.6 million, or $1.01 per diluted share, in the 2003 period. The increase in net income primarily was due to improved profits in the Government segment. The 2003 period results included expenses for asset impairments as more fully described in Note 4 to the condensed consolidated financial statements.

Premium Revenues and Medical Membership

Premium revenues increased 2.2% to $3.08 billion for the 2004 quarter, compared to $3.02 billion for the 2003 quarter. For the 2004 period, premium revenues were $9.57 billion, an increase of 9.0% compared to $8.77 billion for the 2003 period. Higher premium revenues resulted primarily from the Ochsner acquisition and an increase in MedicareAdvantage and fully insured commercial premium rates. Items impacting premium rates include changes in premium and government reimbursement rates, as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Commercial segment premium revenues increased 6.2% to $1.75 billion for the 2004 quarter, compared to $1.65 billion for the 2003 quarter. For the 2004 period, commercial segment premium revenues were $5.24 billion, an increase of 7.1% compared to $4.89 billion for the 2003 period. This increase resulted from the Ochsner acquisition and increases in per member premiums in the 6% to 8% range on our fully insured commercial business. Our fully insured commercial medical membership decreased 1.2%, or 28,200 members, to 2,296,400 at September 30, 2004 despite the addition of 152,600 members from the acquisition of Ochsner. The decrease is primarily due to the lapse of certain under-performing large group accounts totaling approximately 94,000 members in the 2004 quarter and continued attrition due to the ongoing competitive environment within the small to mid-market group accounts, partially offset by membership gains in the Individual product lines. We expect fully insured commercial per member premiums to increase in the 6% to 8% range for the full year 2004, including our Individual at-risk business. The growth in Individual membership as a percentage of the total block lowered the composite per member premium trend by approximately 150 to 200 basis points due to the lower benefits of this product.

Government segment premium revenues decreased 2.6% to $1.33 billion for the 2004 quarter, compared to $1.37 billion for the 2003 quarter. For the 2004 period, government segment premium revenues were $4.33 billion, an increase of 11.5% compared to $3.88 billion for the 2003 period. This increase primarily was attributable to our MedicareAdvantage operations. MedicareAdvantage membership was 371,300 at September 30, 2004, compared to 324,600 at September 30, 2003, an increase of 46,700 members, or 14.4%, including 33,100 members added through the acquisition of Ochsner. Per member premiums for our MedicareAdvantage business increased in the 12% to 14% range for the 2004 quarter and includes cumulative adjustments as a result of our efforts to ensure premiums are commensurate with the risk profile of our membership base. Including the Ochsner acquisition, we expect MedicareAdvantage membership to grow approximately 15% with premium revenues increasing on a per member basis in the 9% to 11% range for the full year 2004. TRICARE premium revenues decreased 37.7% in the 2004 quarter and increased 1.5% in the 2004 period, reflecting the transition to the new South Region contract.

Administrative Services Fees

Our administrative services fees for the 2004 quarter were $59.8 million, a decrease of $7.1 million, or 10.7%, from $67.0 million for the 2003 quarter. This decrease was the result of lower fees related to TRICARE’s change in government-contracted services. For the 2004 period, administrative services fees were $219.4 million, an increase of $19.6 million, or 9.8%, compared to $199.8 million for the 2003 period. This increase resulted primarily from higher Commercial ASO membership partially offset by lower fees related to TRICARE’s change in government-contracted services.

For the Commercial segment, administrative services fees increased $10.3 million, or 33.2%, from $31.0 million for the 2003 quarter to $41.3 million for the 2004 quarter, and increased $32.8 million, or 36.1%, from $91.0 million to $123.8 million when comparing the 2004 period to the 2003 period. This increase corresponds to the higher level of ASO membership at September 30, 2004, which was 1,018,800 members, compared to 711,800 at September 30, 2003. We expect Commercial segment medical membership, both fully insured and ASO, to grow between 220,000 and 230,000 members by December 31, 2004, with the previously discussed attrition in fully insured business somewhat offsetting the growth in ASO accounts.

Administrative fees for the Government segment decreased $17.4 million, or 48.5%, when comparing the 2004 quarter to the 2003 quarter, and decreased $13.2 million, or 12.1%, when comparing the 2004 period to the 2003 period. This expected decline for the quarter and period resulted from the transition to the new South Region contract which carved out certain government programs including the administration of pharmacy and medical benefits to senior members over the age of 65. We are not participating in these separate programs.

Investment and Other Income

Investment and other income totaled $32.9 million for the 2004 quarter, an increase of $4.4 million from $28.5 million for the 2003 quarter. For the 2004 period, investment and other income totaled $108.8 million, an increase of $7.8 million from $101.0 million for the 2003 period. This increase primarily resulted from an increase in the average invested balance. Investment securities acquired as part of the Ochsner transaction and the investment of cash flows from operations contributed to the increase in the average invested balance. The 2004 period included a $16.0 million capital gain and the 2003 period included a $15.2 million capital gain from the sale of privately held venture capital investments.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio (MER), for the 2004 quarter was 82.7%, decreasing 110 basis points from 83.8% for the 2003 quarter. For the 2004 period, our MER was 83.9%, increasing 20 basis points from the 2003 period of 83.7%.

The Commercial segment’s MER for the 2004 quarter was 83.6%, decreasing 10 basis points from the 2003 quarter of 83.7%, and an increase of 120 basis points from 82.7% to 83.9% was experienced comparing the 2004 period with the 2003 period. The 10 basis point improvement over the 2003 quarter was primarily due to the combined effect of the lapse of approximately 94,000 members in under-performing accounts partially offset by the continued losses associated with a single large account with approximately 89,000 members. The MER increase for the period is primarily due to the large single account with approximately 89,000 members, a competitive pricing environment, and an additional day of medical expense due to the leap year. Increasing per member premiums commensurate with claims trend becomes more difficult in a competitive pricing environment. Fully insured commercial medical cost trends, which are expected to rise in the range of 6.5% to 8.5% for the full year of 2004, has been impacted by a growing mix of Individual membership. The growth in Individual membership as a percentage of the total block lowers the composite trend by approximately 200 basis points.

The Government segment’s MER for the 2004 quarter was 81.6%, decreasing 240 basis points from the 2003 quarter of 84.0%, and a decrease of 120 basis points from 85.0% to 83.8% was experienced comparing the 2004 period with the 2003 period. The decrease was due to MedicareAdvantage and TRICARE premium increases that were higher than medical cost increases. As previously discussed, MedicareAdvantage results include cumulative premium that better reflects the risk profile of our membership base. TRICARE premiums reflect bid price adjustments settled during the 2004 quarter.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2004 quarter was 14.6%, decreasing 30 basis points from the 2003 quarter of 14.9%. For the 2004 period, the SG&A expense ratio was 14.5%, decreasing 80 basis points when compared to the 2003 period of 15.3%. This decrease is the result of operational efficiencies gained from completing the consolidation of seven service centers into four and workforce reductions favorably impacting both segments. Included in the 2003 period were costs of $17.2 million from the impairment of the Jacksonville, Florida service center building more fully described in Note 4 to the condensed consolidated financial statements. These costs increased the 2003 period’s SG&A expense ratio 30 basis points. The consolidated SG&A expense ratio is expected to be in the range of 14% to 15% for the full year 2004.

The Commercial segment SG&A expense ratio decreased 30 basis points from 16.6% to 16.3% for the 2004 quarter versus the 2003 quarter. For the 2004 period compared to the 2003 period, the Commercial segment SG&A expense ratio decreased 50 basis points from 16.8% to 16.3% and is expected to be in the range of 16% to 17% for the full year 2004. The Commercial segment SG&A expense ratio for the 2003 period included an approximate 10 basis point impact from the Jacksonville, Florida building writedown.

The Government segment SG&A expense ratio decreased 40 basis points from 12.9% to 12.5% for the 2004 quarter versus the 2003 quarter and decreased 110 basis points from 13.4% to 12.3% for the 2004 period compared to the 2003 period. The Government segment SG&A expense ratio for the 2003 period included an approximate 50 basis point impact from the Jacksonville, Florida building writedown. The Government segment SG&A expense ratio is expected to be in the range of 11% to 12% for the full year 2004.

Depreciation and amortization for the 2004 quarter totaled $31.2 million compared to $27.1 million for the 2003 quarter, an increase of $4.1 million, or 15.2%. For the 2004 period, depreciation and amortization totaled $84.7 million compared to $100.2 million for the 2003 period, a decrease of $15.5 million, or 15.5%. After finalizing plans at the beginning of the third quarter of 2004 to abandon some enrollment software, we reduced the estimated useful life of the software effective July 1, 2004. The change in the useful life increased depreciation expense during the 2004 quarter by approximately $4.0 million. The decrease in the 2004 period resulted from accelerated depreciation of software of $13.5 million included in the 2003 period and a net decrease of amortization of other intangible assets when the government contract acquired with the TRICARE Regions 2 and 5 transaction became fully amortized in the second quarter of 2003. This was partially offset by the increased amortization expense associated with other intangible assets recorded in connection with the April 1, 2004 Ochsner acquisition.

Interest Expense

Interest expense was $6.5 million for the 2004 quarter, compared to $4.7 million for the 2003 quarter, an increase of $1.8 million. For the 2004 period, interest expense was $16.5 million compared to $12.5 million for the 2003 period, an increase of $4.0 million. This increase primarily resulted from higher average outstanding debt, due to the issuance of $300 million senior notes in August 2003, offset by lower interest rates.

Income Taxes

On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate was 33.9% for the 2004 quarter and 34.0% for the 2004 period, compared to 33.5% for the 2003 quarter and 33.6% for the 2003 period. This increase primarily reflects a higher proportion of pretax income to tax-exempt investment income.

Membership

The following table presents our medical and specialty membership at September 30, 2004, June 30, 2004, March 31, 2004, and at the end of each quarter in 2003:

	2004			2003
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Commercial segment:
Fully insured	2,296,400	2,407,700	2,298,600	2,352,800	2,324,600	2,350,400	2,348,800
ASO	1,018,800	996,700	997,000	712,400	711,800	670,300	654,600

Total Commercial	3,315,200	3,404,400	3,295,600	3,065,200	3,036,400	3,020,700	3,003,400

Government segment:
MedicareAdvantage	371,300	367,900	333,200	328,600	324,600	324,200	327,100
TRICARE	1,138,600	1,856,900	1,860,100	1,849,700	1,746,300	1,750,800	1,752,500
TRICARE ASO	674,700	786,000	1,057,900	1,057,200	1,057,000	1,052,500	1,050,800
Medicaid	475,800	466,400	468,200	468,900	460,800	492,700	491,400

Total Government	2,660,400	3,477,200	3,719,400	3,704,400	3,588,700	3,620,200	3,621,800

Total medical members	5,975,600	6,881,600	7,015,000	6,769,600	6,625,100	6,640,900	6,625,200

Specialty Membership:
Commercial segment	1,714,300	1,691,400	1,703,200	1,668,100	1,639,100	1,642,000	1,650,100

Liquidity

Cash and cash equivalents decreased to $375.1 million at September 30, 2004 from $931.4 million at December 31, 2003. The primary reason for the decrease in cash and cash equivalents during the 2004 period was the purchase of investment securities and the timing of the MedicareAdvantage premium receipts.

The timing of MedicareAdvantage premium receipts may significantly impact our cash flows from operations in a particular period as the MedicareAdvantage premium receipt is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we have historically received this payment at the end of the previous month. Since the amount is significant, the timing of its receipt could cause a material fluctuation in our operating cash flows from period to period. The MedicareAdvantage premium receipts for January 2004 of $211.9 million and January 2003 of $205.8 million were received in December 2003 and December 2002, respectively, because January 1 is a holiday. This timing accounts for a significant portion of the unearned revenues balance on our condensed consolidated balance sheet at December 31, 2003. This timing also accounts for only eight premium receipts for the nine month period ended September 30, 2004 and 2003.

Beginning in 2005, the monthly premium payment schedule includes a change in timing from previous practice. As a result of this change, the January 2005 payment originally scheduled to be received on Friday, December 31, 2004, has been changed to Monday, January 3, 2005, or one business day later. Therefore, we will be receiving only 11 monthly MedicareAdvantage premium payments during 2004.

The change in cash and cash equivalents for the nine months ended September 30, 2004 and 2003 is summarized as follows:

	Nine months ended September 30
	2004	2003
	(in thousands)
Net cash provided by operating activities	$328,324	$122,920
Net cash used in investing activities	(730,553)	(367,984)
Net cash (used in) provided by financing activities	(154,085)	159,544

Decrease in cash and cash equivalents	$(556,314)	$(85,520)

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

Operating cash flow in the 2004 period of $328.3 million increased $205.4 million from $122.9 million in the 2003 period primarily due to cash generated by working capital changes and higher earnings. Contributing to the improved working capital during the 2004 period was the collection of TRICARE receivables as the following table details:

	September 30, 2004	December 31, 2003	Change
	(in thousands)
TRICARE:
Base receivable	$230,639	$266,656	$(36,017)
Bid price adjustments (BPAs)	22,955	92,875	(69,920)
Change orders	3,216	7,073	(3,857)

	256,810	366,604	(109,794)
Less: long-term portion of BPAs	—	(38,794)	38,794

TRICARE subtotal	256,810	327,810	(71,000)

Commercial and other	197,535	178,577	18,958
Allowance for doubtful accounts	(29,475)	(40,400)	10,925

Total net receivables	$424,870	$465,987	$(41,117)

TRICARE base receivables are collected monthly in the ordinary course of business. Base receivables are expected to grow in connection with the transition to the reimbursement model under the South Region contract. Certain TRICARE Regions 3 and 4 BPAs were settled during the 2004 quarter. Increases in premium and ASO fee revenues contributed to higher Commercial and other receivables.

The timing of payments for claims can significantly impact comparisons of our operating cash flows between years. The following table presents the estimated valuation and number of unprocessed claims on hand, performance metrics we regularly review. Claims on hand represent the estimated number of provider requests for reimbursement that have been received but not yet processed.

	Estimated Valuation	Claims on Hand	Number of Days Claims On-hand
	(dollars in thousands)
December 31, 2000	$257,400	1,157,900	11.0
December 31, 2001	$125,400	518,100	5.0
December 31, 2002	$92,300	424,200	4.5
December 31, 2003	$109,700	443,000	4.9
September 30, 2004	$122,300	453,300	4.4

Medical and other expenses payable increased during the 2004 quarter due primarily to medical claims inflation. The detail of medical and other expenses payable was as follows at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003	Change
	(in thousands)
IBNR (1)	$1,184,446	$1,034,858	$149,588
Unprocessed claim inventories (2)	122,300	109,700	12,600
Processed claim inventories (3)	79,895	74,262	5,633
Payable to pharmacy benefit administrator and other (4)	49,494	53,336	(3,842)

Total medical and other expenses payable	$1,436,135	$1,272,156	$163,979

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Unprocessed claim inventories represent the estimated valuation of claims received but not yet fully processed. Further detail regarding unprocessed claim inventories is provided above.
(3)	Processed claim inventories represent the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Cash Flow from Investing Activities

We paid $116.0 million to acquire Ochsner, net of cash and cash equivalents acquired. The purchase price is subject to adjustment in accordance with the terms and conditions of the purchase agreement. As early as the fourth quarter of 2004, the purchase price will be adjusted to reflect changes in net equity from the amount estimated as of the date the purchase agreement was signed in December 2003 until the transaction closed on April 1, 2004, giving effect for items such as higher cash balances from earnings and changes in Ochsner’s ultimate claims liability as of April 1, 2004 using claims paid data during a six month run-out period.

During the 2004 period, we reinvested a portion of our cash and cash equivalents in investment securities, primarily short-duration fixed income securities, totaling $570.7 million. Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures were $72.9 million for the 2004 period and $65.0 million for the 2003 period. Excluding acquisitions, we expect our total capital expenditures in 2004 to range from $100 million to $110 million, most of which will be used for our technology initiatives and improvement of administrative facilities. Proceeds from the sale of the Jacksonville service center building increased investing cash flows $14.8 million.

Cash Flow from Financing Activities

The cash used in financing activities in the 2004 period resulted primarily from common stock repurchases more fully discussed below and change in the book overdraft, partially offset by proceeds from stock option exercises.

In July 2003, the Board of Directors authorized the use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. For the nine months ended September 30, 2004, 3,636,000 common shares were acquired in open market transactions at an aggregate cost of $63.6 million, or an average of $17.49 per share. As of November 1, 2004, $36.4 million of the July 2003 authorization remains available for share repurchases until January 2005, the expiration date of the authorization. See also the chart in Part II, Item 2 on page 38.

Long-term Debt

Long-term debt outstanding was as follows at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(in thousands)
6.30% senior, unsecured notes due 2018, net of unamortized discount of $795 at September 30, 2004 and $838 at December 31, 2003	$299,205	$299,162
7.25% senior, unsecured notes due 2006, net of unamortized discount of $268 at September 30, 2004 and $376 at December 31, 2003	299,733	299,624
Fair value of interest rate swap agreements	8,695	12,754
Deferred gain from interest rate swap exchange	18,832	26,175

Total senior notes	626,465	637,715
Other long-term borrowings	4,447	4,923

Total long-term debt	$630,912	$642,638

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

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. The carrying value of our 7.25% senior notes has been increased $18.8 million by the remaining deferred swap gain balance at September 30, 2004.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate. At September 30, 2004, the effective interest rate was 2.90% for the 6.30% senior notes and 3.86% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At September 30, 2004, the $8.7 million fair value of our swap agreements is included in other long-term assets. Likewise, the carrying value of our senior notes has been increased $8.7 million to reflect its fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Credit Agreement

On September 29, 2004, we replaced our existing credit agreements with a new 5-year $600 million unsecured revolving credit agreement which will expire in September 2009. We previously maintained two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement. There was no balance outstanding under the new agreement at September 30, 2004.

Under the new agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, initially 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceeds 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At September 30, 2004, we were in compliance with all applicable financial covenant requirements. The terms of each of these credit agreements also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

We have other relationships, including financial advisory and banking, with some of the parties to the new agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the new credit agreement and commercial paper program generally will not exceed $600 million.

In connection with the new credit arrangement, the conduit commercial paper program allowing indirect access to the commercial paper market through a third party was cancelled.

At September 30, 2004, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.4 million at September 30, 2004 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, require minimum levels of equity, as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of September 30, 2004, we maintained aggregate statutory capital and surplus of $1,126.6 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $704.1 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at September 30, 2004, each of our subsidiaries would be in compliance and we would have $363.5 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

Future Liquidity Needs

Because of the items discussed in this Liquidity section, we believe that funds from future operating cash flows, funds available under our credit agreement, and our demonstrated ability to successfully access the capital markets are sufficient to meet short and intermediate-term liquidity needs. We also believe these sources of funds are adequate to allow us to fund selected expansion opportunities, as well as to fund capital requirements.

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

These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	the Company’s membership mix;

•	membership in markets lacking adequate provider networks;

•	changes in the demographic characteristics of an account or market;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	catastrophes, including acts of terrorism, epidemics, or severe weather;

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	new government mandated benefits or other regulatory changes.

Failure to adequately price our products or estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could decline.

We are in a highly competitive industry. Many of our competitors are more established in the health care industry and have a larger market share and greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the MedicareAdvantage program, in e-commerce insurance or benefit programs and in consumer-directed health plans, such as Health Savings Accounts (“HSA”). Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs. The commercial pricing environment, particularly in the smaller-sized groups, is extremely competitive, and several of our competitors, including public and not-for-profit companies, are pricing aggressively to gain market share.

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes the growth of our Commercial segment business, introduction of new products and benefit designs, including our Smart products, the successful implementation of our e-business initiatives, the adoption of new technologies and the integration of acquired businesses and contracts. We believe that the adoption of new technologies will contribute toward a reduction in administrative costs. One of the ways we reduce administrative costs is to more closely align our workforce with our membership. This alignment is achieved through reductions in workforce or by employing additional people in certain strategic operating areas such as sales and underwriting. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the Company for future growth. Failure to implement this strategy or to contain our administrative expenses in line with our membership may result in a material adverse effect on our financial position, results of operations and cash flows.

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

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. A change in service providers could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

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

A significant portion of our revenues relates to federal and state government health care coverage programs, including the TRICARE, MedicareAdvantage, and Medicaid programs. These programs involve various risks, including:

•	At September 30, 2004, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 230,500 members in Florida. This contract accounted for approximately 15% of our total premiums and ASO fees for the nine months ended September 30, 2004. The loss of this and other CMS contracts or significant changes in the MedicareAdvantage program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	On November 1, 2004, approximately 1 million members transitioned to our TRICARE South Region contract. This was the final step in the transition of the implementation of the South Region contract. In total, the TRICARE South Region contract now covers approximately 2.8 million beneficiaries. The South Region contract is a five-year contract, subject to annual renewals at the Government’s option. This contract also is generally subject to frequent change from events and circumstances such as the escalated conflict in the Middle East. These changes may include a reduction or increase in the number of persons enrolled or eligible to enroll, in revenue we receive, or in our administrative or health care costs. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. The loss of our current TRICARE contract would have a material adverse effect on our financial position, results of operations and cash flows;

•	changes to these government programs in the future may also affect our ability or willingness to participate in these programs;

•	higher comparative medical costs;

•	government regulatory and reporting requirements;

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	mandatory benefits and products;

•	rules tightening time periods in which claims must be paid;

•	medical malpractice reform;

•	defining medical necessity;

•	health insurance access;

•	provider compensation and contract language;

•	disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency;

•	product flexibility and use of innovative technology;

•	disclosure of provider quality information;

•	health plan liability to members who fail to receive appropriate care;

•	disclosure and composition of physician networks;

•	formation of regional/national association health plans for small employers;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, production and disclosure of personally identifiable health information;

•	physicians’ ability to collectively negotiate contract terms with carriers, including fees; and

•	mental health parity.

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

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Jobs Act”). We are currently evaluating the Jobs Act and are awaiting the interpretive advice; however, we do not believe that any provisions of the Jobs Act will have a material impact on the Company.

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

We are also subject to various governmental audits and investigations. These can include audits and investigations by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Defense Contract Audit Agency, and state Departments of Insurance and Departments of Health. Several Attorneys General are currently investigating the practices of insurance brokers, including those of certain of the companies in the health care industry. All of these activities could result in the loss of licensure or the right to participate in various programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures including our internal controls over financial reporting for the quarter ended September 30, 2004.

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

Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including our internal controls over financial reporting, are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls over financial reporting or in other factors that are reasonably likely to affect those controls over financial reporting during the Company’s quarter ended September 30, 2004.

Part II. Other Information

Item 1: Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see Legal Proceedings in Note 10 to the condensed financial statements beginning on page 14 of this Form 10-Q.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the nine months ended September 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	150,000	$20.7130	150,000	$96,893,049
February 2004	129,000	$21.2539	129,000	$94,151,299
March 2004	407,000	$19.9013	407,000	$86,051,470

Total 1Q04	686,000	$20.3331	686,000	$86,051,470

April 2004	400,000	$18.1595	400,000	$78,787,668
May 2004	1,050,000	$16.2339	1,050,000	$61,742,092
June 2004	717,500	$16.3821	717,500	$49,987,941

Total 2Q04	2,167,500	$16.6383	2,167,500	$49,987,941

July 2004	382,500	$16.7066	382,500	$43,597,650
August 2004	400,000	$17.9669	400,000	$36,410,905
September 2004	—	$—	—	$36,410,905

Total 3Q04	782,500	$17.3508	782,500	$36,410,905

Total	3,636,000	$17.4888	3,636,000	$36,410,905

(1)	We repurchased an aggregate of 3,636,000 shares of our common stock pursuant to the repurchase program that we publicly announced in July 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $100 million in the aggregate pursuant to the Program. The expiration date of this program is January 2005.
(3)	Excludes 34,970 shares repurchased in connection with employee equity-based compensation plans.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit Index:

10	(a)	Executive Long-Term Disability Program

10	(b)	Five-Year $600 Million Credit Agreement among Humana Inc., and J.P. Morgan Chase Bank, as Agent and as CAF Loan Agent, Bank of America, N.A., Citibank, N.A., U.S. Bank National Association, and Wachovia Bank, National Association as Syndication Agents and J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Lead Bookrunner.

Part II. Other Information, continued

12	Computation of ratio of earnings to fixed charges.

31.1	CEO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: November 5, 2004	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President
And Controller
(Principal Accounting Officer)

Date: November 5, 2004	By:	/s/ ARTHUR P. HIPWELL
Arthur P. Hipwell
Senior Vice President and
General Counsel