Form 10-K
period 2004-12-31
HUMANA INC
filed 2005-03-02
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the Registrant’s definitive proxy or information statements incorporated by reference in Parts I, II and III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $2,506,987,693 calculated using the average price on such date of $16.60.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2005 was 160,815,801.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III incorporate herein by reference portions of the Registrant’s Proxy Statement filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held April 26, 2005.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2004

PART I

ITEM 1.    BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc. referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health benefits companies, based on our 2004 revenues of $13.1 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of December 31, 2004, we had approximately 7.0 million members in our medical insurance programs, as well as approximately 1.7 million members in our specialty products programs. We have approximately 495,000 contracts with physicians, hospitals, dentists, and other providers to provide health care to our members. During 2004, 43% of our premiums and administrative services fees were derived from contracts with the federal government, including 17% related to our TRICARE contracts and 15% related to one contract in Florida with the Centers for Medicare and Medicaid Services, or CMS. Under the CMS contract in Florida we provide health insurance coverage to approximately 231,700 members. Additionally, 37% of our premiums and administrative services fees in 2004 were earned from contracts with employer groups and individuals covering members located in Texas, Illinois, Florida, Kentucky and Ohio.

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

Business Segments

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups, pricing, benefits, and underwriting requirements.

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Our Products

The following table presents our segment membership, premiums and ASO fees by product for the year ended December 31, 2004:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
			(dollars in thousands)
Commercial:
Fully insured:
HMO	878,200	—	$2,827,981	$—	$2,827,981	21.8%
PPO	1,408,300	—	3,786,501	—	3,786,501	29.2%

Total fully insured	2,286,500	—	6,614,482	—	6,614,482	51.0%
Administrative services only	1,018,600	—	—	166,032	166,032	1.3%
Specialty	—	1,708,200	349,564	—	349,564	2.7%

Total Commercial	3,305,100	1,708,200	6,964,046	166,032	7,130,078	55.0%

Government:
Medicare Advantage	377,200	—	3,086,598	—	3,086,598	23.9%
Medicaid	478,600	—	511,193	—	511,193	3.9%
TRICARE	1,789,400	—	2,127,595	—	2,127,595	16.4%
TRICARE ASO	1,082,400	—	—	106,764	106,764	0.8%

Total Government	3,727,600	—	5,725,386	106,764	5,832,150	45.0%

Total	7,032,700	1,708,200	$12,689,432	$272,796	$12,962,228	100.0%

Our Products Marketed to Commercial Segment Employers and Members

Consumer-Directed Products

Over the last several years, we have developed and offered various commercial products designed to provide options and choices to employers that are annually facing substantial premium increases driven by double-digit medical cost inflation. These consumer-directed products, which can be offered on either a fully insured or self-funded basis, provided coverage to approximately 282,000 members at December 31, 2004, representing approximately 8.5% of our total commercial medical membership. These products are often offered to employer groups as “bundles”, where the subscribers are offered various HMO and PPO options, with various employer contribution strategies as determined by the customer.

Paramount to our consumer-directed product strategy, we have developed a group of innovative consumer products, styled as “Smart” products, that we believe will be a long-term solution for employers. This new generation of products provides more (1) choices for the individual consumer, (2) transparency of provider costs, and (3) benefit designs that engage consumers in the costs and effectiveness of health care choices. Innovative tools and technology are available to assist consumers with these decisions, including the trade-offs between higher premiums and point-of-service costs at the time consumers choose their plans, and to suggest ways in which the consumers can maximize their individual benefits at the point they use their plans. We believe that when consumers can make informed choices about the cost and effectiveness of their health care, a sustainable long term solution for employers can be realized. In late 2004, we introduced a Smart product option on a fully-insured basis only to small businesses to allow them to experience the same advantages as the larger groups in lowering health benefits costs. Smart products, which accounted for approximately 62.8% of enrollment in all of our consumer-directed plans, only are sold to employers with Humana as the sole carrier.

Some employers have selected other types of consumer-directed products, such as, (1) a product with a high deductible, (2) a catastrophic coverage plan, or (3) ones that offer a spending account option in conjunction with more traditional medical coverage or as a stand alone plan. Unlike our Smart products, these products, while valuable in helping employers deal with near-term cost increases by shifting costs to employees, are not considered long-term comprehensive solutions to the employers’ cost dilemma by us, although we view this as an initial interim step.

HMO

Our health maintenance organization, or HMO, products provide prepaid health insurance coverage to our members through a network of independent primary care physicians, specialty physicians, and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners, and pediatricians. Generally, the member’s primary care physician must approve access to certain specialty physicians and other health care providers. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers, and durable medical equipment suppliers. Because the primary care physician generally must approve access to many of these other health care providers, the HMO product is considered the most restrictive form of a health benefit plan.

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, together with some copayments, health care services received from or approved by the member’s primary care physician. For the year ended December 31, 2004, commercial HMO premium revenues totaled approximately $2.8 billion, or 21.8% of our total premiums and ASO fees.

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

In June 2002, we introduced HumanaOne, a major medical product marketed directly to individuals. We introduced this product in select markets where we can both underwrite risk and utilize our existing networks and distribution channels. This product includes provisions mandated by law to guarantee renewal of coverage.

For the year ended December 31, 2004, commercial and individual PPO premium revenues totaled approximately $3.8 billion, or 29.2% of our total premiums and ASO fees.

Administrative Services Only

We also offer administrative services only, or ASO, products to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully insured PPO, HMO or consumer-directed products described above. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, most ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. Accordingly, we have recorded premiums and medical expenses related to these stop loss arrangements. For the year ended December 31, 2004, commercial ASO fees totaled $166.0 million, or 1.3% of our total premiums and ASO fees.

Specialty Products

We additionally offer various specialty products including dental, group and individual life, and short-term disability. At December 31, 2004, we had approximately 1.7 million specialty members, including 1.2 million dental members. For the year ended December 31, 2004, specialty product premium revenues were approximately $349.6 million, or 2.7% of our total premiums and ASO fees.

Our Products Marketed to Government Segment Members and Beneficiaries

Medicare Advantage Products

Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain hospital and medical insurance benefits. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional Medicare are still required to pay out-of-pocket deductibles and coinsurance.

We contract with the Centers for Medicare and Medicaid Services, or CMS, under the Medicare Advantage program to provide health insurance benefits to Medicare eligible persons under HMO, PPO and Private Fee-For-Service, or PFFS, plans in exchange for contractual payments received from CMS. With each of these products the beneficiary generally receives benefits in excess of traditional Medicare, typically including a prescription drug benefit, a reduced monthly premium, or reduced cost sharing. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Beginning in 2006, Medicare beneficiaries will have a prescription drug benefit, and most Medicare Advantage plans must offer that benefit as part of the basic plan.

For our Medicare HMO and PPO plans, we contract with CMS to provide health insurance benefits in exchange for a fixed monthly payment per member for Medicare-eligible individuals residing in defined counties. Individuals who elect to participate in these plans receive benefits in excess of traditional Medicare. These benefits typically include a prescription drug benefit, subject to cost sharing and some limitations. Additionally, these benefits may eliminate or reduce coinsurance or the level of deductibles on many other medical services while seeking care from participating in-network providers, or in emergency situations. Except in emergency situations, HMO plans provide no out-of-network benefits. PPO plans carry an out-of network benefit that is subject to higher member cost-sharing. In many cases, these beneficiaries also may be required to pay a monthly premium to the HMO or PPO plan, in addition to the monthly Part B premium they are required to pay the Medicare program.

For our Medicare PFFS plans, we contract with CMS to offer health benefits to eligible Medicare beneficiaries in certain states in exchange for a fixed monthly payment per member. Under these plans, we offer a prescription drug benefit, subject to cost sharing and other limitations. Other health care benefits also may be different than traditional Medicare. Individuals in these plans pay a monthly premium to receive these enhanced prescription drug benefits. Unlike the HMO and PPO plans, these plans have no preferred network.

Medicare uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to managed care plans. In the last decade, Congress has made several changes to how CMS must calculate these rates. The old (pre-1998) methodology was based on the Adjusted Average Per Capita Cost methodology, or AAPCC. Under AAPCC, CMS projected average county-level fee-for-service spending for the coming year to set the reimbursement rates for Medicare health plans at 95 percent of the full AAPCC amount.

Under the AAPCC system, payment rates per county varied widely. For example, the 1997 capitation rate for beneficiaries 65 and older for Part A and Part B services ranged from a low of $220.92 in Arthur County, Nebraska to a high of $767.35 in Richmond County, Staten Island, New York. Some states saw differences of more than 20 percent between adjacent counties. Since county fee-for-service costs were used to estimate county managed care capitation rates, the rates reflected differences among counties and regions in fee-for-service utilization patterns and cost structures.

In the Balanced Budget Act of 1997 (BBA), Congress created a new rate-setting methodology, eliminating the direct link in the AAPCC method between managed care rates and local fee-for-service costs. Congress broke the direct link by requiring that each year a county rate was the highest of three types of rates, each calculated differently than the old AAPCC rate. As a result, the wide disparities in county capitation rates were reduced by bringing both high and low payment rates closer to the national average.

Additionally, the BBA required CMS to implement a risk adjustment payment system for Medicare health plans. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS initially phased-in this payment methodology with a risk adjustment model that based payment on principal hospital inpatient diagnoses, as well as demographic factors such as gender, age, and Medicaid eligibility. From 2000 to 2003, risk adjusted payment accounted for only 10 percent of Medicare health plans payment, with the remaining 90 percent being based on demographic factors described above.

Pursuant to the Benefits and Improvements Protection Act of 2000 (BIPA), CMS implemented a new risk adjustment model that uses additional diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS has also redesigned its data collection and processing system to further reduce administrative data burden on Medicare health plans. In 2004, the portion of risk adjusted payment was increased to 30 percent, from 10 percent in 2003. The 100% phase-in of risk adjusted payment will be completed in 2007; the portion of risk adjusted payment will increase to 50 percent in 2005 and 75 percent in 2006.

Under the new risk adjustment methodology, Humana and all managed care organizations must capture, collect, and submit the necessary diagnosis code information to CMS twice a year. As a result of this process and the phasing in of the risk adjustment methodology described above, our CMS monthly payments per member may change materially, either favorably or unfavorably.

Over the five-year period beginning January 1, 2000 and ending December 31, 2004, our annual increases in per member premiums from CMS have ranged from as low as approximately 2% to as high as approximately 12%, with an average of approximately 5%. During 2004, we experienced average overall increases in per member premiums in the range of 9% to 11%. We are expecting a similar level of increase during 2005.

At December 31, 2004, we provided health insurance coverage under CMS contracts to approximately 377,200 Medicare Advantage members for which we received premium revenues of approximately $3.1 billion, or 23.9% of our total premiums and ASO fees for 2004. One such CMS contract covered approximately 231,700 members in South Florida and accounted for premium revenues of approximately $2.0 billion, which represented 64.9% of our Medicare Advantage premium revenues, or 15.4% of our total premiums and ASO fees for 2004. Additionally, on February 16, 2005 we acquired CarePlus Health Plans of Florida, adding approximately 50,000 Medicare Advantage HMO members to our South Florida operations.

Our HMO, PPO and PFFS products covered under Medicare Advantage contracts with CMS are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. No termination notices were received in connection with our currently existing plans. Additionally, in 2004, we have established Medicare PFFS plans in eleven states and, have recently established Medicare PPO plans in many of our existing markets where we have established competitive provider networks. We continue to evaluate additional states and local markets where we believe we can be competitive with these products, and we anticipate further expansion during 2005.

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

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. For the year ended December 31, 2004, premium revenues from our Medicaid products totaled $511.2 million, or 3.9% of our total premiums and ASO fees. At December 31, 2004, we had approximately 396,600 Medicaid members in Puerto Rico, or 83% of total Medicaid members, and 82,000 Medicaid members in Florida and Illinois, or 17% of total Medicaid members.

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

We have participated in the TRICARE program since 1996 under contracts with the United States Department of Defense. Our current TRICARE South Region contract, which we were awarded in 2003, covers approximately 2.9 million eligible beneficiaries in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas and Oklahoma. The South Region is one of the three regions in the United States as defined by the Department of Defense. The TRICARE South Region contract is for a five-year period subject to annual renewals at the federal government’s option, with the second option period scheduled to begin April 1, 2005. We have subcontracted with third parties to provide selected administration and specialty services under the contract.

During 2004, we completed a contractual transition of our TRICARE business. On July 1, 2004, our Regions 2 and 5 contract servicing approximately 1.1 million TRICARE members became part of the new North Region, which was awarded to another contractor. On August 1, 2004, our Regions 3 and 4 contract became part of our new South Region contract. On November 1, 2004, the Region 6 contract, previously administered by the same contractor, with approximately 1 million members, became part of the South Region contract. The members added with the Region 6 contract essentially offset the members lost four months earlier with the Regions 2 and 5 contract. For the year ended December 31, 2004, TRICARE premium revenues were approximately $2.1 billion, or 16.4% of our total premiums and ASO fees.

At December 31, 2004, we had 1,082,400 TRICARE ASO members representing active duty beneficiaries, seniors over the age of 65 and beneficiaries in Puerto Rico for which the Department of Defense retains all of the risk of financing the cost of their health benefit. Part of the TRICARE transition during 2004 included the carve out of the TRICARE Senior Pharmacy and TRICARE for Life program which we previously administered. On June 1, 2004 and August 1, 2004, administrative services under these programs were transferred to another contractor. For the year ended December 31, 2004, TRICARE administrative services fees totaled $106.8 million, or 0.8% of our total premiums and ASO fees.

The following table summarizes our total medical membership at December 31, 2004, by market and product:

	Commercial			Government
	HMO	PPO	ASO	Medicare Advantage	Medicaid	TRICARE	Total	Percent of Total
	(in thousands)
Florida	169.0	114.2	76.1	231.7	61.1	—	652.1	9.3%
Texas	113.7	343.6	149.2	21.4	—	—	627.9	8.9
Illinois	153.4	181.3	180.3	38.3	20.9	—	574.2	8.2
Puerto Rico	20.7	91.9	6.4	—	396.6	—	515.6	7.3
Kentucky	8.5	242.4	153.1	—	—	—	404.0	5.7
Ohio	129.8	55.5	176.8	—	—	—	362.1	5.1
Wisconsin	77.1	57.6	167.4	8.4	—	—	310.5	4.4
Louisiana	130.4	21.2	1.1	33.9	—	—	186.6	2.7
Arizona	24.7	52.5	36.3	16.3	—	—	129.8	1.8
Missouri/Kansas	31.7	26.8	15.2	19.7	—	—	93.4	1.3
Indiana	0.8	38.5	22.7	—	—	—	62.0	0.9
Michigan	—	56.8	1.8	—	—	—	58.6	0.8
Tennessee	—	31.9	19.5	—	—	—	51.4	0.7
Georgia	18.4	27.8	0.9	0.4	—	—	47.5	0.7
Colorado	—	41.7	0.1	—	—	—	41.8	0.6
North Carolina	—	7.9	1.9	0.3	—	—	10.1	0.1
TRICARE	—	—	—	—	—	1,789.4	1,789.4	25.4
TRICARE ASO	—	—	—	—	—	1,082.4	1,082.4	15.4
Others	—	16.7	9.8	6.8	—	—	33.3	0.7

Totals	878.2	1,408.3	1,018.6	377.2	478.6	2,871.8	7,032.7	100.0%

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care physicians, specialist physicians, dentists and providers of ancillary health care services and facilities. We have approximately 495,000 contracts with health care providers participating in our networks, which consist of approximately 305,800 physicians, 3,500 hospitals, and 185,700 ancillary providers and dentists. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services, and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

We use a variety of techniques to provide access to effective and efficient use of health care services for our members. These techniques include the coordination of care for our members, product and benefit designs, hospital inpatient management systems and enrolling members into various disease management programs. The focal point for health care services in many of our HMO networks is the primary care physician who, under contract, provides services, and may control utilization of appropriate services, by directing or approving hospitalization and referrals to specialists and other providers. Some physicians may have arrangements under which they can earn bonuses when certain target goals relating to the provisions of quality patient care are met. Our hospitalist programs use specially-trained physicians to effectively manage the entire range of an HMO member’s medical care during a hospital admission and to effectively coordinate the member’s discharge and post-discharge care. We have available a variety of disease management programs related to specific medical conditions such as congestive heart failure, coronary artery disease, prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes, cancer, and certain other conditions.

We typically contract with hospitals on either (1) a per diem rate, which is an all-inclusive rate per day, (2) a case rate or diagnosis-related groups (DRG), which is an all-inclusive rate per admission, or (3) a discounted charge for inpatient hospital services. Outpatient hospital services generally are contracted at a flat rate by type of service, ambulatory payment classifications, or APCs, or at a discounted charge. APCs are similar to flat rates except multiple services and procedures may be aggregated into one fixed payment. These contracts are often multi-year agreements, with rates that are adjusted for inflation annually based on the consumer price index or other nationally recognized inflation index. Outpatient surgery centers and other ancillary providers typically are contracted at flat rates per service provided or are reimbursed based upon a nationally-recognized fee schedule such as the Medicare allowable fee schedule.

Our contracts with physicians typically are renewed automatically each year, unless either party gives written notice to the other party of their intent to terminate the arrangement. Most of the physicians in our PPO networks and some of our physicians in our HMO networks are reimbursed based upon a fixed fee schedule, which typically provides for reimbursement based upon a percentage of the standard Medicare allowable fee schedule.

Capitation

For 5.3% of our December 31, 2004 medical membership, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a medical expense ratio ranging from 82% to 89%. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For 7.4% of our December 31, 2004 medical membership, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include capitation payments for services rendered, we process substantially all of the claims under these arrangements.

Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We monitor the financial performance and solvency of our capitated providers. However, we remain financially responsible for health care services to our members in the event our providers fail to provide such services.

Medical membership under these various arrangements was as follows at December 31, 2004 and 2003:

	Commercial Segment			Government Segment					Consol. Total Medical
	Fully Insured	ASO	Total Segment	Medicare Advantage	Medicaid	TRICARE	TRICARE ASO	Total Segment
Medical Membership:
December 31, 2004
Capitated HMO hospital system based	70,300	—	70,300	38,400	17,400	—	—	55,800	126,100
Capitated HMO physician group based	56,300	—	56,300	4,200	188,200	—	—	192,400	248,700
Risk-sharing	68,000	—	68,000	208,300	240,700	—	—	449,000	517,000
Other	2,091,900	1,018,600	3,110,500	126,300	32,300	1,789,400	1,082,400	3,030,400	6,140,900

Total	2,286,500	1,018,600	3,305,100	377,200	478,600	1,789,400	1,082,400	3,727,600	7,032,700

December 31, 2003
Capitated HMO hospital system based	128,000	—	128,000	38,800	13,600	—	—	52,400	180,400
Capitated HMO physician group based	71,700	—	71,700	5,900	220,000	—	—	225,900	297,600
Risk-sharing	68,000	—	68,000	157,500	204,800	—	—	362,300	430,300
Other	2,085,100	712,400	2,797,500	126,400	30,500	1,849,700	1,057,200	3,063,800	5,861,300

Total	2,352,800	712,400	3,065,200	328,600	468,900	1,849,700	1,057,200	3,704,400	6,769,600

Medical Membership Distribution:
December 31, 2004
Capitated HMO hospital system based	3.1%	—	2.1%	10.2%	3.6%	—	—	1.5%	1.8%
Capitated HMO physician group based	2.5%	—	1.7%	1.1%	39.3%	—	—	5.2%	3.5%
Risk-sharing	3.0%	—	2.1%	55.2%	50.4%	—	—	12.0%	7.4%
All other membership	91.4%	100.0%	94.1%	33.5%	6.7%	100.0%	100.0%	81.3%	87.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2003
Capitated HMO hospital system based	5.4%	—	4.2%	11.8%	2.9%	—	—	1.4%	2.7%
Capitated HMO physician group based	3.0%	—	2.3%	1.8%	46.9%	—	—	6.1%	4.4%
Risk-sharing	2.9%	—	2.2%	47.9%	43.7%	—	—	9.8%	6.4%
All other membership	88.7%	100.0%	91.3%	38.5%	6.5%	100.0%	100.0%	82.7%	86.5%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Capitation expense as a percentage of total medical expense was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	(dollars in thousands)
Medical Expenses:
Capitated HMO expense	$465,231	4.4%	$597,244	6.0%	$603,617	6.6%
Other medical expense	10,204,416	95.6%	9,282,177	94.0%	8,534,579	93.4%

Consolidated medical expense	$10,669,647	100.0%	$9,879,421	100.0%	$9,138,196	100.0%

Accreditation Assessment

Our accreditation assessment program consists of several internal programs such as those that credential providers and those designed to meet the audit standards of federal and state agencies as well as external accreditation standards. We also offer quality and outcome measurement and improvement programs such as the

Health Plan Employer Data Information Sets, or HEDIS, which is used by employers, government purchasers and the National Committee for Quality Assurance, or NCQA, to evaluate HMOs based on various criteria, including effectiveness of care and member satisfaction.

Physicians participating in our HMO networks must satisfy specific criteria, including licensing, patient access, office standards, after-hours coverage, and other factors. Most participating hospitals also meet accreditation criteria established by CMS and/or the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO.

Recredentialing of participating providers occurs every two to three years, depending on applicable state laws. Recredentialing of participating physicians includes verification of their medical license; review of their malpractice liability claims history; review of their board certification, if applicable; and review of any complaints, including member appeals and grievances. Committees, composed of a peer group of physicians, review the applications of physicians being considered for credentialing and recredentialing.

We request accreditation for certain of our HMO plans from NCQA and the American Accreditation Healthcare Commission/Utilization Review Accreditation Commission, or AAHC/URAC. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Accreditation specific to the utilization review process also is required in the state of Georgia for licensure as an HMO or PPO. Certain commercial businesses, like those impacted by third-party labor agreements or those where a request is made by the employer, may require or prefer accredited health plans.

NCQA performs reviews of standards for quality improvement, credentialing, utilization management, and member rights and responsibilities. We continue to maintain accreditation in select markets through NCQA.

AAHC/URAC performs reviews for utilization management standards and for health plan and health network standards in quality management, credentialing, rights and responsibilities, and network management. We continue to maintain URAC accreditation in select markets and certain operations.

Humana has pursued ISO 9001:2000 over the past two years for the Clinical Innovation Center. ISO is the international standards organization, which has developed an international commercial set of certifications as to quality and process, called ISO 9001:2000. At this time, the following clinical programs have received ISO 9001:2000 registration: transplant management, centralized clinical operations providing personal nurse services, pharmacy management, and disease management.

Sales and Marketing

Individuals become members of our commercial HMOs and PPOs through their employers or other groups which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of the employees or members. Since June 2002, we also offer commercial health insurance products to individuals.

We use various methods to market our commercial, Medicare Advantage, and Medicaid products, including television, radio, the Internet, telemarketing, and direct mailings. At December 31, 2004, we used approximately 37,400 licensed independent brokers and agents and approximately 400 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other bases. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commission based on aggregate volumes of sales involving multiple customers.

At December 31, 2004, we employed approximately 600 sales representatives, who are each paid a salary and/or per member commission, to market our Medicare Advantage and Medicaid products in the continental United States. We also employed approximately 350 telemarketing representatives who assisted in the marketing of Medicare Advantage and Medicaid products by making appointments for sales representatives with prospective members.

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

Underwriting techniques are not employed in connection with Medicare Advantage products because CMS regulations require us to accept all eligible Medicare applicants regardless of their health or prior medical history. We also are not permitted to employ underwriting criteria for the Medicaid product, but rather we follow CMS and state requirements.

Competition

The health benefits industry is highly competitive and contracts for the sale of commercial products are generally bid or renewed annually. The number of plans participating in the Medicare Advantage program is likely to increase due to higher payments from the government, the establishment of regional Medicare Advantage plans, and the introduction of new Medicare PPO plans. Additionally, the impact of the new Medicare bidding process, replacing the Adjusted Community Rate (ACR) process in 2006, is uncertain. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers is, or may be, influenced by such factors as benefits, pricing, contract terms, number and quality of participating physicians and other providers, utilization review, claims processing, administrative efficiency, relationships with agents, quality of customer service, and accreditation results.

Government Regulation

Government regulation of health care products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have broad discretion to issue regulations and interpret and enforce laws and rules. The passing of the Medicare Modernization Act of 2004 represents the most sweeping changes to Medicare since the BBA. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These regulatory revisions could affect our operations and financial results. Also, it may become increasingly difficult to control medical costs if federal and state bodies continue to consider and enact significant and sometimes onerous managed care laws and regulations.

Enforcement of health care fraud and abuse laws has become a top priority for the nation’s law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare Advantage, Medicaid, and the Federal Employee Health Benefits Program, or FEHBP. We participate extensively in these programs and have continued our stringent regulatory compliance efforts for these programs. The programs are subject to very technical rules. When combined with law enforcement intolerance for any level of noncompliance, these rules mean that compliance efforts in this area continue to be challenging.

We are subject to various governmental audits, investigations, and enforcement actions. These include possible government actions relating to the Employee Retirement Income Security Act, as amended, or ERISA, FEHBP, federal and state fraud and abuse laws, laws regulating anticompetitive and unfair business activities, and other laws relating to Medicare Advantage, including adjusted community rating development, special payment status, risk adjusted premiums and various other areas. The CMS risk adjustment methodology is described on page 7. Adjusted community rating development is the government-defined rating formula used to explain the Medicare Advantage benefits we offer individuals eligible for Medicare benefits based on a particular community and certain other factors. Special payment status refers to, among others, Medicare Advantage beneficiaries who are institutionalized, Medicaid-eligible, or members who have contracted end-stage renal disease. The Medicare Advantage plan receives a higher payment for members who qualify for one or more of these statuses.

On May 31, 2000, we entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General for the Department of Health and Human Services as part of a settlement of a Medicare overpayment issue arising from an audit by the Office of the Inspector General. We are also subject to substantial regulation by the states in which we do business. We regularly are audited and subject to various enforcement actions by state departments of insurance. These departments enforce laws relating to all aspects of our operations, including benefit offerings, marketing, claim payments and premium setting, especially with regard to our small group business. Although any of the pending government actions could result in assessment of damages, civil or criminal fines or penalties, and other sanctions against us, including exclusion from participation in government programs, we do not believe the results of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows.

Of our eight licensed and active HMO subsidiaries as of February 1, 2005, six are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. To obtain federal qualification, an HMO must meet certain requirements, including conformance with benefit, rating, and financial reporting standards. Federal qualification allows us to participate in the FEHBP program. In certain markets, and for certain products, we operate HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

As of February 1, 2005, Humana Medical Plan, Inc., Humana Health Plan of Texas, Inc., Humana Health Benefit Plan of Louisiana, Inc., and Humana Health Plan, Inc. each hold CMS contracts under the Medicare Advantage program to sell Medicare HMO products in a total of seven states. In addition, Humana Insurance Company holds CMS contracts under a Medicare Advantage program to sell a private fee-for-service product in eleven states and PPO plans in many of our existing markets. The PPO and HMO plans are considered “coordinated care plans” and have similar standards.

CMS conducts audits of plans qualified under its Medicare Advantage program at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the plans’ administration and management, including management information and data collection systems, fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems.

CMS regulations require submission of quarterly and annual financial statements. In addition, CMS requires certain disclosures to CMS and to Medicare Advantage beneficiaries concerning operations of a health plan contracted under the Medicare Advantage program. CMS’s rules require disclosure to members upon request of information concerning financial arrangements and incentive plans between the plan and physicians in the plan’s networks. These rules also require certain levels of stop-loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume. The reporting of certain health care data contained in HEDIS is another important CMS disclosure requirement.

Our Medicaid products are regulated by the applicable state agency in the state in which we sell a Medicaid product and by the Health Insurance Administration in Puerto Rico, in conformance with federal approval of the applicable state plan, and are subject to periodic reviews by these agencies. The reviews are similar in nature to those performed by CMS.

Laws in the Commonwealth of Puerto Rico and each of the states in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. The HMO, PPO, and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance, and our HMOs are audited for compliance with health services standards by respective state departments of health. Most states’ laws require such audits to be performed at least once every three years.

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

As of December 31, 2004, we maintained aggregate statutory capital and surplus of $1,185.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $717.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at December 31, 2004, each of our subsidiaries would be in compliance and we would have $405.6 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

Our management works proactively to ensure compliance with all governmental laws and regulations affecting our business.

Health Care Reform

Diverse legislative and regulatory initiatives continue at both the federal and state levels to affect aspects of the nation’s health care system.

Federal

On December 8, 2003, President Bush signed into law the Medicare Modernization Act of 2003, or MMA. MMA makes many significant changes to the Medicare fee-for-service and Medicare Advantage programs, as well as other changes to the commercial health insurance marketplace. Most significantly, MMA creates a prescription drug benefit for Medicare beneficiaries beginning in 2006, established a new Medicare Advantage program to replace the Medicare+Choice program, and enacts health savings accounts, or HSAs, for non-Medicare eligible individuals and groups.

Beginning in 2006, Medicare beneficiaries will be able to sign up for a stand-alone drug plan or join a private health plan under Medicare Advantage that offers drug coverage. See description of our Medicare Advantage products beginning on page 6 for additional discussion.

The legislation established a new Medicare private health plan program, called Medicare Advantage, to offer regional PPO options beginning in 2006 and a continuance of HMO, Point-of-Service, PPO, and Private-Fee-for-Service options in defined, local service areas. The legislation also includes a provision establishing HSA’s, tax-advantaged savings accounts that can be used to pay for medical expenses incurred by individuals, their spouse, and their dependents.

The use of individually identifiable data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data.

Regulations issued in February 2003 set standards for the security of electronic health information requiring compliance by April 21, 2005. Violations of these rules could subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training, and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA also could expose us to additional liability for violations by our business associates.

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

Some states are proposing the creation of small employer pooled purchasing arrangements. Although these pooled purchasing arrangements may affect the small group market, most of the proposals require these purchasing arrangements to comply with the standard small group market regulations. Similar arrangements enacted in the early 1990s had a very limited affect on the small group insurance market. A limited number of states are considering additional restrictions on the use of health status in small group rating. Mandate-free benefit plans are pending in a number of states. Some of these proposals could allow insurers more flexibility in the use of member cost sharing. There is activity in some states supporting an expansion of disclosure by hospitals, physicians, and other health care providers of quality and charge data either directly to patients or to state agencies that must make it publicly available.

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

Other

Captive Insurance Company

We bear general business risks associated with operating our Company such as professional and general liability, employee workers’ compensation, and officer and director errors and omissions risks. Professional and general liability risks may include, for example, medical malpractice claims and disputes with members regarding benefit coverage. We retain these risks through our wholly-owned, consolidated insurance subsidiary. We reduce exposure to our own general business risks by insuring levels of coverage for losses in excess of our retained limits with a number of third-party insurance companies. We remain liable in the event these insurance companies are unable to pay their portion of the losses. In an effort to minimize credit risk, we insure our risks with a number of insurance companies having a long history of strong financial ratings. Since January 1, 2002, we have reduced the amount of coverage purchased from third-party insurance carriers and increased the amount of risk we retain due to substantially higher insurance rates. We provide a detail of the significant assets and liabilities as well as a rollforward of reserve activity related to our captive insurance subsidiary in Note 10 to the consolidated financial statements.

Centralized Management Services

We provide centralized management services to each health plan and both of our business segments from our headquarters and service centers. These services include management information systems, product development and administration, finance, personnel, development, accounting, law, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, and customer service.

Employees

As of December 31, 2004, we had approximately 13,700 employees, including approximately 20 employees covered by collective bargaining agreements. We have not experienced any work stoppages and believe we have good relations with our employees.

ITEM 2.    PROPERTIES

We own our principal executive office, which is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition, as of December 31, 2004, we own buildings in Louisville, Kentucky, and Green Bay, Wisconsin, and lease facilities in Cincinnati, Ohio and Puerto Rico, all of which are used for customer service, enrollment, and claims processing. Our Louisville and Green Bay facilities also house other corporate functions.

We also own or lease administrative market offices and medical centers. We no longer operate most of these medical centers but, rather, lease them to their provider operators. The following table lists the location of properties we owned or leased at December 31, 2004:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	1	38	6	48	93
Texas	—	—	3	30	33
Kentucky	2	—	12	6	20
Georgia	—	—	—	17	17
Illinois	7	1	—	5	13
Puerto Rico	—	—	—	11	11
Louisiana	—	—	—	9	9
Tennessee	—	—	—	7	7
Alabama	—	—	—	6	6
Ohio	—	—	—	6	6
Wisconsin	—	—	1	5	6
Others	1	1	—	43	45

Total	11	40	22	193	266

ITEM 3.	LEGAL PROCEEDINGS

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

On September 1, 2004, the Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) agreed with the District Court’s ruling as to the class for the RICO claims, although it suggested that the class should be split so that claims involving capitation and fee-for-service payments would be handled separately. However, it reversed the lower court as to state law claims, including breach of contract, unjust enrichment and violations of prompt pay laws. It found that the state claims were too individualized to be dealt with in a class action. The California subclass was not specifically challenged and therefore was permitted to remain. On October 15, 2004, the defendants filed a Petition for a Writ of Certiorari to the United States Supreme Court, asking for review of the Eleventh Circuit’s decision. The petition was denied on January 10, 2005.

On December 9, 2004, the Court issued an order rescheduling the trial for September 6, 2005. On February 10, 2005, the Court ruled that the trial would be bifurcated so that the issue of liability would be tried first, followed by proof of damages, if liability is found.

Meanwhile, on September 17, 2004, the plaintiffs filed an amended motion for class certification, seeking a global fee-for-service class and five subclasses for the time period from January 1, 1996, to the date of certification. The global class would consist of any medical doctor who provided service on a fee-for-service basis to any person insured by Cigna Corporation or any other defendant for claims of RICO conspiracy and aiding and abetting. The motion seeks subclasses for the conspiracy counts for capitation damages and capitation injunctive relief consisting of all medical doctors who provided services on a capitated basis. The motion also requests a subclass for a direct RICO claim consisting of medical doctors who provided services on a fee-for-service basis to any person insured by Humana pursuant to a contract without an arbitration clause or without a contract. The motion, which has not been ruled on, also seeks two California subclasses, one involving physicians who provided services on a fee-for-service basis and the other for capitated physicians.

Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court.

We intend to continue to defend this action vigorously.

Government Audits and Other Litigation and Proceedings

Insurance Industry Brokerage Practices Matters

We have responded to requests for information from the Departments of Insurance in the states of Ohio and North Carolina with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, and bid quoting practices. In connection with this industry wide review, we may receive requests for information or subpoenas from other regulators or attorneys general. We intend to cooperate fully with any inquiries.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)	Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Tape for each quarter in the years ended December 31, 2004 and 2003:

	High	Low
Year Ended December 31, 2004
First quarter	$23.91	$19.02
Second quarter	$19.36	$15.55
Third quarter	$19.98	$15.70
Fourth quarter	$30.02	$17.66

Year Ended December 31, 2003
First quarter	$10.71	$8.68
Second quarter	$16.00	$9.09
Third quarter	$18.50	$15.30
Fourth quarter	$23.29	$18.42

b)	Holders of our Capital Stock

As of February 1, 2005, there were approximately 6,100 holders of record of our common stock.

c)	Issuer Purchases of Equity Securities

The following table provides information about purchases by us during the year ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2004	150,000	$20.7130	150,000	$96,893,049
February 2004	129,000	$21.2539	129,000	$94,151,299
March 2004	407,000	$19.9013	407,000	$86,051,470

Total 1Q04	686,000	$20.3331	686,000	$86,051,470

April 2004	400,000	$18.1595	400,000	$78,787,668
May 2004	1,050,000	$16.2339	1,050,000	$61,742,092
June 2004	717,500	$16.3821	717,500	$49,987,941

Total 2Q04	2,167,500	$16.6383	2,167,500	$49,987,941

July 2004	382,500	$16.7066	382,500	$43,597,650
August 2004	400,000	$17.9669	400,000	$36,410,905
September 2004	—	$—	—	$36,410,905

Total 3Q04	782,500	$17.3508	782,500	$36,410,905

October 2004	—	$—	—	$36,410,905
November 2004	—	$—	—	$36,410,905
December 2004	—	$—	—	$36,410,905

Total 4Q04	—	$—	—	$36,410,905

Total	3,636,000	$17.4888	3,636,000	$36,410,905

(1)	We repurchased an aggregate of 3,636,000 shares of our common stock pursuant to the repurchase program that we publicly announced in July 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $100 million in the aggregate pursuant to the Program. The expiration date of this program was January 2005.
(3)	Excludes 123,807 shares repurchased in connection with employee equity-based compensation plans.

d)	Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we currently plan to retain our earnings for future operations and growth of our businesses.

e)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 6.	SELECTED FINANCIAL DATA

	2004(a)	2003(b)	2002(c)(d)	2001(d)	2000(d)
	(in thousands, except per share results, membership and ratios)
Summary of Operations
Revenues:
Premiums	$12,689,432	$11,825,283	$10,930,397	$9,938,961	$10,394,631
Administrative services fees	272,796	271,676	244,396	137,090	86,298
Investment and other income	142,097	129,352	86,388	118,835	115,021

Total revenues	13,104,325	12,226,311	11,261,181	10,194,886	10,595,950

Operating expenses:
Medical	10,669,647	9,879,421	9,138,196	8,279,844	8,781,998
Selling, general and administrative	1,877,864	1,858,028	1,775,069	1,545,129	1,524,799
Depreciation and amortization	117,792	126,779	120,730	161,531	146,548

Total operating expenses	12,665,303	11,864,228	11,033,995	9,986,504	10,453,345

Income from operations	439,022	362,083	227,186	208,382	142,605
Interest expense	23,172	17,367	17,252	25,302	28,615

Income before income taxes	415,850	344,716	209,934	183,080	113,990
Provision for income taxes	135,838	115,782	67,179	65,909	23,938

Net income	$280,012	$228,934	$142,755	$117,171	$90,052

Basic earnings per common share	$1.75	$1.44	$0.87	$0.71	$0.54

Diluted earnings per common share	$1.72	$1.41	$0.85	$0.70	$0.54

Financial Position
Cash and investments	$3,074,189	$2,927,213	$2,415,914	$2,327,139	$2,312,399
Total assets	5,657,617	5,379,814	4,956,754	4,681,693	4,597,533
Medical and other expenses payable	1,422,010	1,272,156	1,142,131	1,086,386	1,181,027
Debt	636,696	642,638	604,913	578,489	599,952
Stockholders’ equity	2,090,124	1,835,949	1,606,474	1,507,949	1,360,421

Key Financial Indicators
Medical expense ratio	84.1%	83.5%	83.6%	83.3%	84.5%
SG&A expense ratio	14.5%	15.4%	15.9%	15.3%	14.5%

Medical Membership by Segment
Commercial:
Fully insured	2,286,500	2,352,800	2,340,300	2,301,300	2,545,800
Administrative services only	1,018,600	712,400	652,200	592,500	612,800

Total Commercial	3,305,100	3,065,200	2,992,500	2,893,800	3,158,600

Government:
Medicare Advantage	377,200	328,600	344,100	393,900	494,200
Medicaid	478,600	468,900	506,000	490,800	575,600
TRICARE	1,789,400	1,849,700	1,755,800	1,714,600	1,070,300
TRICARE ASO	1,082,400	1,057,200	1,048,700	942,700	—

Total Government	3,727,600	3,704,400	3,654,600	3,542,000	2,140,100

Total Medical Membership	7,032,700	6,769,600	6,647,100	6,435,800	5,298,700

Commercial Specialty Membership
Dental	1,246,700	1,147,400	1,094,600	1,123,300	1,148,100
Other	461,500	520,700	545,400	571,300	678,900

Total specialty membership	1,708,200	1,668,100	1,640,000	1,694,600	1,827,000

(a)	Includes the operations of Ochsner Health Plan since April 1, 2004, the date of its acquisition.
(b)	Includes expenses of $30.8 million pretax ($18.8 million after tax, or $0.12 per diluted share) for the writedown of building and equipment and software abandonment expenses. These expenses were partially offset by a gain of $15.2 million pretax ($10.1 million after tax, or $0.06 per diluted share) for the sale of a venture capital investment. The net impact of these items reduced pretax income by $15.6 million ($8.7 million after tax, or $0.05 per diluted share).
(c)	Includes expenses of $85.6 million pretax ($58.2 million after tax, or $0.35 per diluted share) for severance and facility costs related to reducing our administrative cost structure with the elimination of three customer service centers and an enterprise-wide workforce reduction, reserves for liabilities related to a previous acquisition and the impairment in the fair value of certain private debt and equity investments.
(d)	We ceased amortizing goodwill upon adopting Statement of Financial Accounting Standard No. 142, or Statement 142, on January 1, 2002. Assuming the non-amortization provisions of Statement 142 were in effect as of January 1, 2000, diluted earnings per share would have increased $0.31 in 2001 and $0.30 in 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this filing and in future filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions, including, among other things, information set forth in the “Cautionary Statements” section of this document. In light of these risks, uncertainties, and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2004 revenues of $13.1 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of December 31, 2004, we had approximately 7.0 million members in our medical insurance programs, as well as approximately 1.7 million members in our specialty products programs. During 2004, 43% of our premiums and administrative services fees were derived from contracts with the federal government, including 17% related to our TRICARE contracts and 15% related to one contract in Florida with the Centers for Medicare and Medicaid Services, or CMS. Additionally, 37% of our premiums and administrative services fees in 2004 were earned from contracts with employer groups and individuals covering members located in Texas, Illinois, Florida, Kentucky and Ohio.

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, TRICARE, and Medicaid. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent. We are somewhat unique in our industry by having revenues and enrollment approximately split between Commercial and Government segments, drawing revenues from group, individual, Medicare, Medicaid and military business lines. We believe that it is difficult to time market cycles and external influences on various parts of our businesses. By remaining committed to varied lines of business with a long-term view, we may benefit through short-term market cycles. We believe our diversification across segments and products allows us to increase our chances of success.

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premium, ASO fee, and plan benefit levels that are commensurate with our medical and administrative costs. Medical costs are subject to a high rate of inflation due to many forces, including new technologies and medical procedures, increasing capacity and supply of medical services, new prescription drugs and therapies, an aging population, the tort liability system, and government regulations.

Our strategy to drive Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of a variety of innovative and consumer-directed product designs. These products are supported by electronic informational capabilities, including education, tools, and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of quickly rising health care costs for their employees. Membership in our Smart products and other consumer-directed health plans exceeded 280,000 members at December 31, 2004, more than doubling from a year ago. We believe that growth in these products, which are offered both on a fully-insured and ASO basis and may ultimately be competitively priced to produce higher margins, is a key component, among other items, for further improvement in the results of our Commercial segment. Additionally, we have increased the diversification of our commercial membership base, not only through our consumer-choice products, but also by (1) expanding our ASO membership to take advantage of our network discounts in the mid-market group segment and (2) launching our HumanaOne individual product to address an increasing migration of insureds from small group. While we expect our Smart products to become a driver of growth in the years ahead as health care inflation persists, we are enhancing the traditional products which comprise the bulk of our commercial portfolio today by applying our consumer-choice innovation.

Other important factors which impact our Commercial segment profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. We have experienced a decline in our membership in the 2 to 300 life group size as a result of pricing actions by some competitors who we perceive as desiring to gain market share in certain markets. With respect to market conditions, we are impacted by economies of scale on administrative overhead. As a result of a decline in preference for tightly-managed HMO products, medical costs have become increasingly comparable among the larger competitors. Product design and consumer involvement have become more important drivers of medical services consumption, and administrative expense efficiency is becoming a more significant driver of commercial margin sustainability. Consequently, we continually evaluate our administrative expense structure and realize administrative expense savings through productivity gains. Additionally, because our Commercial segment shares overhead costs with our Government segment, an increase or decrease in the size of our Government operations impacts our Commercial segment profitability.

In our Government segment, after being awarded the South Region contract in 2003, we transitioned our TRICARE business to one of three newly-created regions under the government’s revised TRICARE program. On July 1, 2004, our Regions 2 and 5 contract servicing approximately 1.1 million TRICARE members became part of a new North Region, which was awarded to another contractor. On August 1, 2004, our Regions 3 and 4 contract became part of our new South Region contract. On November 1, 2004, the Region 6 contract, previously administered by the same contractor, with approximately 1 million members, became part of the South Region contract. The members added with the Region 6 contract essentially offset the members lost four months earlier with the Regions 2 and 5 contract. With the transition complete, we look forward to a more stable level of TRICARE membership in 2005 and the start of the second option year under the South contract on April 1, 2005. As more fully discussed on page 45, TRICARE revenues consist of an underwriting fee, healthcare services provided to beneficiaries which, in turn, are reimbursed, and administrative services fees primarily related to claim processing and customer service.

In our Medicare business, the passage of the Medicare Prescription Drug, Improvement, and Modernization Act, or MMA, in December 2003 demonstrated the federal government’s commitment to providing health benefits and options to seniors and has started the resurgence of Medicare as a business line that should bring us accelerating growth in 2005 and 2006. We already have established Medicare Private Fee-For-Service plans in eleven new states, and recently have received approvals from CMS establishing Local Medicare PPO plans in many of our existing markets where we have established competitive networks. Medicare Private Fee-For-Service plans generally offer additional benefits compared to traditional Medicare in exchange for a monthly premium paid by the member. These plans typically include a prescription drug benefit with no provider network restrictions. Local Medicare PPO plans typically will offer an even higher level of benefits to members, including a prescription drug benefit and a lower level of member cost-sharing on many benefits while seeking medical services from in-network providers. These products are more fully-described beginning on page 6. We continue to evaluate additional states and local markets where we believe we can be competitive with these products and anticipate further expansion during 2005. Accordingly, we anticipate an organic increase in our Medicare Advantage enrollment of 10% to 15% during 2005. Including the February 2005 acquisition of CarePlus Health Plans of Florida, as more fully described below, we anticipate having approximately 470,000 to 485,000 Medicare Advantage members at December 31, 2005.

Although still under evaluation, we believe we are well-positioned to participate in Medicare Regional PPO plans and the Medicare Prescription Drug Plan, as established by the MMA, beginning in 2006. In connection herewith, we have notified CMS of our intent to bid on these programs. As a long-time successful participant in the Medicare program, we believe that we possess (1) the business competencies and management experience with senior product design, (2) a robust and scalable multi-channel distribution system, (3) an established and competitive network including a national retail pharmacy network, and (4) an established brand awareness with seniors; all of which will enable us to compete for market share in this expanding business line over the next several years.

Other highlights include the following:

•	On April 1, 2004, we acquired Ochsner Health Plan for $157.1 million in cash, establishing a new market in New Orleans, Louisiana for our Commercial and Medicare lines of business and on February 16, 2005, we acquired CarePlus Health Plans of Florida, increasing our Medicare presence in South Florida. These transactions are more fully-described below and in Note 3 to the consolidated financial statements.

•	Diluted earnings per share of $1.72 for 2004, an increase of 22.0% from $1.41 per share in 2003.

•	The Government segment pretax earnings for 2004 of $273.8 million increased $50.1 million, or 22.4%, from $223.7 million during 2003. The Commercial segment pretax earnings of $142.0 million in 2004 were 17.4% higher compared to pretax earnings of $121.0 million in 2003.

•	Consolidated revenues for 2004 of $13.1 billion increased 7.2% from $12.2 billion for 2003 resulting from the Ochsner acquisition and an increase in per member premiums.

•	The consolidated medical expense ratio in 2004 of 84.1% increased from 83.5% in 2003 while the consolidated SG&A expense ratio of 14.5% in 2004 declined from 15.4% in 2003.

•	Cash flows from operations of $347.8 million in 2004 decreased from $413.1 million in the prior year primarily due to the timing of Medicare Advantage premium remittances more fully discussed in the liquidity section on page 35.

•	During 2004, we repurchased 3.8 million common shares for $67.0 million at an average price of $17.83 per share.

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

Recent Acquisitions

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company for approximately $450 million in cash including the acquisition of approximately $32 million of statutory capital and surplus in excess of the minimum statutory requirements. CarePlus provides Medicare Advantage HMO plans and benefits to approximately 50,000 Medicare eligible beneficiaries in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. We financed the transaction with $156 million of cash on hand and $294 million of borrowings under our credit agreement. The purchase price is subject to a balance sheet settlement process with a nine month claims run-out period.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash. Ochsner, a Louisiana health plan, added approximately 152,600 commercial medical members, primarily in fully insured large group accounts, and approximately 33,100 members in the Medicare Advantage program. This acquisition enabled us to enter a new market with significant market share which should facilitate new sales opportunities in this and surrounding markets, including Houston, Texas.

These transactions are more fully described in Note 3 to the consolidated financial statements.

Comparison of Results of Operations for 2004 and 2003

Certain financial data for our two segments was as follows for the years ended December 31, 2004 and 2003:

			Change
	2004	2003	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$6,614,482	$6,240,806	$373,676	6.0%
Specialty	349,564	320,206	29,358	9.2%

Total Commercial	6,964,046	6,561,012	403,034	6.1%

Medicare Advantage	3,086,598	2,527,446	559,152	22.1%
TRICARE	2,127,595	2,249,725	(122,130)	(5.4)%
Medicaid	511,193	487,100	24,093	4.9%

Total Government	5,725,386	5,264,271	461,115	8.8%

Total	$12,689,432	$11,825,283	$864,149	7.3%

Administrative services fees:
Commercial	$166,032	$122,846	$43,186	35.2%
Government	106,764	148,830	(42,066)	(28.3)%

Total	$272,796	$271,676	$1,120	0.4%

Income before income taxes:
Commercial	$142,010	$121,010	$21,000	17.4%
Government	273,840	223,706	50,134	22.4%

Total	$415,850	$344,716	$71,134	20.6%

Medical expense ratios (a):
Commercial	83.9%	82.9%		1.0
Government	84.3%	84.3%		—

Total	84.1%	83.5%		0.6

SG&A expense ratios (b):
Commercial	16.4%	16.9%		(0.5)
Government	12.2%	13.4%		(1.2)

Total	14.5%	15.4%		(0.9)

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2004 and 2003:

			Change
	2004	2003	Members	Percentage
Commercial segment medical members:
Fully insured	2,286,500	2,352,800	(66,300)	(2.8)%
ASO	1,018,600	712,400	306,200	43.0%

Total Commercial	3,305,100	3,065,200	239,900	7.8%

Government segment medical members:
Medicare Advantage	377,200	328,600	48,600	14.8%
Medicaid	478,600	468,900	9,700	2.1%
TRICARE	1,789,400	1,849,700	(60,300)	(3.3)%
TRICARE ASO	1,082,400	1,057,200	25,200	2.4%

Total Government	3,727,600	3,704,400	23,200	0.6%

Total medical membership	7,032,700	6,769,600	263,100	3.9%

This table of financial data should be reviewed in connection with the discussion on the following pages.

Summary

Net income was $280.0 million, or $1.72 per diluted share, in 2004 compared to $228.9 million, or $1.41 per diluted share, in 2003. The increase in net income consisted of improved profits in both of our business segments, driven by higher earnings from our Medicare and commercial lines of business. The 2003 results included expenses for asset impairments as more fully described in Note 5 to the consolidated financial statements.

Premium Revenues and Medical Membership

Premium revenues increased 7.3% to $12.7 billion for 2004, compared to $11.8 billion for 2003. Higher premium revenues resulted primarily from the Ochsner acquisition, as more fully described in Note 3 to the consolidated financial statements, and an increase in Medicare Advantage and fully insured commercial premium rates. Items impacting premium rates include changes in premium and government reimbursement rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Commercial segment premium revenues increased 6.1% to $7.0 billion for 2004, compared to $6.5 billion for 2003. This increase resulted from the Ochsner acquisition and increases in per member premiums in the 6% to 8% range on our fully insured commercial business partially offset by membership attrition. Per member premium increases of 6% to 8% include the impact of an increasing mix of individual products into our fully insured membership. A lower premium corresponding to lower benefits on products sold to individuals reduced our composite per member premium trend by approximately 150 to 200 basis points. Our fully insured commercial medical membership decreased 2.8%, or 66,300 members, to 2,286,500 at December 31, 2004 including the addition of 152,600 members from the acquisition of Ochsner. The decrease is primarily due to the lapse of certain under-performing large group accounts totaling approximately 94,000 members in 2004 and continued attrition due to the ongoing competitive environment within the small to mid-market group fully-insured accounts, partially offset by membership gains in the Individual product lines. We expect fully insured commercial per member premiums to increase in the 6.5% to 8.5% range for 2005, including the lowering effect of approximately 200 basis points from an anticipated higher mix of Individual membership.

Government segment premium revenues increased 8.8% to $5.7 billion for 2004, compared to $5.3 billion for 2003. This increase primarily was attributable to our Medicare Advantage operations. Medicare Advantage membership was 377,200 at December 31, 2004, compared to 328,600 at December 31, 2003, an increase of 48,600 members, or 14.8%, including 33,100 members added through the acquisition of Ochsner. Per member premiums for our Medicare Advantage business increased in the 9% to 11% range for 2004, reflecting higher reimbursement associated with the MMA and including changes associated with the phase in of the risk adjusted payment methodology by CMS during 2004. See page 6 for further description of our Medicare Advantage products and the CMS risk adjusted payment methodology. For 2005, we expect premium increases per member in the same range of 9% to 11% exclusive of the CarePlus acquisition and membership growth of approximately 10% to 15% also exclusive of the CarePlus acquisition. Including the February 2005 acquisition of CarePlus, we expect Medicare Advantage enrollment of approximately 470,000 to 485,000 at December 31, 2005. TRICARE premium revenues decreased 5.4% in 2004 reflecting the transition to the new South Region contract which included a temporary loss of approximately 1 million members for 4 months. The TRICARE contract transition is more fully described on page 8.

Administrative Services Fees

Our administrative services fees for 2004 were $272.8 million, an increase of $1.1 million, or 0.4%, from $271.7 million for 2003. This increase resulted primarily from higher Commercial ASO membership partially offset by lower fees related to TRICARE’s change in government-contracted services.

For the Commercial segment, administrative services fees increased $43.2 million, or 35.2%, from $122.8 million for 2003 to $166.0 million for 2004. This increase corresponds to the higher level of ASO membership at December 31, 2004, which was 1,018,600 members, compared to 712,400 at December 31, 2003, an increase of 43%.

Administrative services fees for the Government segment decreased $42.1 million, or 28.3%, from $148.8 million for 2003 to $106.8 million for 2004. This decline resulted from the transition to the new South Region contract which carved out certain government programs including the administration of pharmacy and medical benefits to senior members over the age of 65. We stopped providing services under these separate programs beginning June 1, 2004.

Investment and Other Income

Investment and other income totaled $142.1 million in 2004, an increase of $12.7 million from $129.4 million in 2003. This increase primarily resulted from an increase in the average invested balance partially offset by a decrease in net realized capital gains of approximately $8.4 million. The investment of cash flows from operations contributed to the increase in the average invested balance and added approximately $18.8 million to interest income. The average yield on investment securities was 3.6% in 2004 compared to 3.5% in 2003.

Medical Expense

The consolidated MER for 2004 was 84.1%, increasing 60 basis points from 83.5% for 2003 primarily due to the increase in the MER for the Commercial segment.

The Commercial segment’s MER for 2004 was 83.9%, increasing 100 basis points from 2003 of 82.9%. The 100 basis point increase was primarily due to underwriting losses associated with a large customer account serving approximately 89,000 members and a very competitive pricing environment in the 2 to 300 life customer segment. The 89,000 large group account lapsed on January 1, 2005. Increasing per member premiums commensurate with claims trend becomes more difficult in a competitive pricing environment. Fully insured commercial medical cost trends are expected to rise in the range of 6.5% to 8.5% for 2005, including the lowering effect of approximately 200 basis points due to a growing mix of Individual membership.

The Government segment’s MER for 2004 was 84.3%, flat when compared to 2003. The Medicare Advantage premium increases were consistent with medical cost increases for 2004 reflecting our efforts of adjusting benefit levels commensurate with reimbursement rates.

SG&A Expense

The consolidated SG&A expense ratio for 2004 was 14.5%, decreasing 90 basis points from 15.4% for 2003. This decrease, as well as the decrease in each of our segments’ SG&A expense ratio, is the result of revenue growth in excess of administrative cost inflation and operational efficiencies including gains from completing the consolidation of seven service centers into four during 2003. Included in 2003 were costs of $17.2 million from the impairment of the Jacksonville, Florida service center building more fully described in Note 5 to the consolidated financial statements. These costs increased the 2003 SG&A expense ratio 10 basis points. The consolidated SG&A expense ratio is expected to be in the range of 13.5% to 14.5% for 2005 reflecting the continuing beneficial effect of growth in revenues and membership leveraging fixed costs.

The Commercial segment SG&A expense ratio decreased 50 basis points from 16.9% for 2003 to 16.4% for 2004. The Commercial segment SG&A expense ratio for 2003 included an approximate 10 basis point impact from the Jacksonville, Florida building writedown.

The Government segment SG&A expense ratio decreased 120 basis points from 13.4% for 2003 to 12.2% for 2004. The Government segment SG&A expense ratio for 2003 included an approximate 20 basis point impact from the Jacksonville, Florida building writedown.

Depreciation and amortization for 2004 totaled $117.8 million compared to $126.8 million for 2003, a decrease of $9.0 million, or 7.1%. Accelerated depreciation from reducing the estimated useful life of software increased depreciation expense $9.3 million in 2004 and $13.5 million in 2003. We review the carrying value and useful life of software when changes in the use of the asset in our operations indicate the carrying value may not be recoverable or the estimated useful life changes. Amortization of other intangible assets decreased when the other intangible assets allocated to an acquired TRICARE contract became fully amortized in the second quarter of 2003. This was partially offset by the increased amortization expense associated with other intangible assets recorded in connection with the April 1, 2004 Ochsner acquisition.

Interest Expense

Interest expense was $23.2 million for 2004, compared to $17.4 million for 2003, an increase of $5.8 million. This increase primarily resulted from higher average outstanding debt, due to the issuance of $300 million senior notes in August 2003.

Income Taxes

Our effective tax rate in 2004 of 32.7% decreased 0.9% compared to the 33.6% effective tax rate in 2003. Our effective tax rate is lower than the federal statutory rate due primarily to tax-exempt investment income. See Note 8 to the consolidated financial statements for a complete reconciliation of the federal statutory rate to the effective tax rate.

We expect an effective tax rate in 2005 of approximately 30%. This is lower than the statutory rate primarily due to the resolution of a contingent gain during the first quarter of 2005 in connection with the expiration of the statute of limitation on a tax position related to the 2000 tax year and tax exempt investment income.

Comparison of Results of Operations for 2003 and 2002

Certain financial data for our two segments was as follows for the years ended December 31, 2003 and 2002:

			Change
	2003	2002	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$6,240,806	$5,499,033	$741,773	13.5%
Specialty	320,206	337,295	(17,089)	(5.1)%

Total Commercial	6,561,012	5,836,328	724,684	12.4%

Medicare Advantage	2,527,446	2,629,597	(102,151)	(3.9)%
TRICARE	2,249,725	2,001,474	248,251	12.4%
Medicaid	487,100	462,998	24,102	5.2%

Total Government	5,264,271	5,094,069	170,202	3.3%

Total	$11,825,283	$10,930,397	$894,886	8.2%

Administrative services fees:
Commercial	$122,846	$103,203	$19,643	19.0%
Government	148,830	141,193	7,637	5.4%

Total	$271,676	$244,396	$27,280	11.2%

Income (loss) before income taxes:
Commercial	$121,010	$(15,174)	$136,184	897.5%
Government	223,706	225,108	(1,402)	(0.6)%

Total	$344,716	$209,934	$134,782	64.2%

Medical expense ratios(a):
Commercial	82.9%	83.5%		(0.6)
Government	84.3%	83.8%		0.5

Total	83.5%	83.6%		(0.1)

SG&A expense ratios(b):
Commercial	16.9%	18.0%		(1.1)
Government	13.4%	13.5%		(0.1)

Total	15.4%	15.9%		(0.5)

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2003 and 2002:

			Change
	2003	2002	Members	Percentage
Commercial segment medical members:
Fully insured	2,352,800	2,340,300	12,500	0.5%
ASO	712,400	652,200	60,200	9.2%

Total Commercial	3,065,200	2,992,500	72,700	2.4%

Government segment medical members:
Medicare Advantage	328,600	344,100	(15,500)	(4.5)%
Medicaid	468,900	506,000	(37,100)	(7.3)%
TRICARE	1,849,700	1,755,800	93,900	5.3%
TRICARE ASO	1,057,200	1,048,700	8,500	0.8%

Total Government	3,704,400	3,654,600	49,800	1.4%

Total medical membership	6,769,600	6,647,100	122,500	1.8%

This table of financial data should be reviewed in connection with the discussion on the following pages.

Summary

Net income was $228.9 million, or $1.41 per diluted share, in 2003 compared to net income of $142.8 million, or $0.85 per diluted share, in 2002. The increase in earnings resulted primarily from significant improvement in operating earnings for the Commercial segment and a decrease in expenses for asset impairments and other unusual items.

Premium Revenues and Medical Membership

Premium revenues increased 8.2%, to $11.8 billion, for 2003 compared to $10.9 billion for 2002. Higher premium revenues resulted primarily from increases in fully insured commercial premium rates and an increase in TRICARE premiums. Items impacting premium rates include changes in premium and government reimbursement rates, as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

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

Government segment premium revenues increased 3.3%, to $5.3 billion, for 2003 compared to $5.1 billion for 2002. This increase primarily was attributable to our TRICARE business, partially offset by a reduction in our Medicare Advantage membership. Rates were increased upon annual renewal of our base TRICARE contract and led to an increase in TRICARE premium revenues of $248.3 million, or 12.4%, compared to 2002. Medicare Advantage membership was 328,600 at December 31, 2003 compared to 344,100 at December 31, 2002, a decline of 15,500 members, or 4.5%. This decline resulted as we exited several counties in some of our markets effective January 1, 2003 and general attrition in certain markets as a result of annual changes to benefit designs. Per member Medicare premiums increased in the 4% to 6% range for 2003.

Administrative Services Fees

Administrative services fees for 2003 were $271.7 million, an increase of $27.3 million from $244.4 million for 2002. For the Commercial segment, administrative services fees increased $19.6 million, or 19.0%, to $122.8 million. This increase corresponds to the higher level of ASO membership at December 31, 2003, which was 712,400 members, compared to 652,200 members at December 31, 2002 and also reflects an increase in the average fees received per member. Administrative services fees for the Government segment increased $7.6 million when comparing 2003 to 2002. This increase resulted from contractual adjustments related to TRICARE for Life, a program for seniors in which we provided medical benefit administrative services.

Investment and Other Income

Investment and other income totaled $129.4 million in 2003, an increase of $43.0 million from $86.4 million in 2002. This increase resulted primarily from an increase in net realized capital gains due to a $15.2 million gain from the sale of privately held venture capital investments and lower investment impairment losses, a result of an improving market. We recorded investment impairment losses of $3.2 million in 2003 compared to $27.2 million in 2002. Higher average invested balances offset lower interest rates. The average yield on investment securities was 3.5% in 2003, declining from 4.6% in 2002.

Medical Expense

The consolidated MER for 2003 was 83.5%, decreasing 10 basis points from 83.6% for 2002.

The Commercial segment MER for 2003 was 82.9%, decreasing 60 basis points from 83.5% for 2002. The improvement in the MER primarily resulted from per member premium rate increases in excess of medical cost trends for our large group customers and the attrition of groups with higher medical expense ratios.

The Government segment medical expense ratio for 2003 was 84.3%, increasing 50 basis points from 83.8% for 2002. This increase primarily was attributable to TRICARE as a result of having a higher level of revenues from bid price adjustment activity in 2002.

SG&A Expense

The consolidated SG&A expense ratio decreased 50 basis points in 2003 primarily because of a decrease in severance and related employee benefit costs of $29.0 million, the absence of 2002 expenses of $30.1 million associated with a contingent contractual provider dispute and other items, offset by an increase in building impairments of $14.8 million.

Increased operating efficiency led to the consolidation of seven service centers into four and an enterprise-wide workforce reduction affecting administrative expenses in both 2003 and 2002 by recording expenses for severance and related employee benefit costs and building impairments. Severance and related employee benefit costs, more fully described in Note 11 to the consolidated financial statements, amounted to $11.2 million in 2003 and $40.2 million in 2002. The 2002 severance amount primarily related to the service center consolidation. Building impairments, more fully described in Note 5 to the consolidated financial statements, amounted to $17.2 million in 2003 and $2.4 million in 2002.

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

Depreciation and amortization was $126.8 million in 2003, an increase of $6.1 million, or 5.0%, from $120.7 million in 2002. The increase results from accelerated depreciation of software in 2003 of $13.5 million, as more fully described in Note 5 to the consolidated financial statements, partially offset by lower amortization related to other intangible assets as costs associated with the government contract acquired with the TRICARE 2 and 5 transaction became fully amortized in the second quarter of 2003.

Interest Expense

Interest expense was $17.4 million in 2003, an increase of $0.1 million from $17.3 million in 2002. This increase primarily resulted from higher average outstanding debt due to the issuance of $300 million senior notes in August 2003 offset by lower interest rates.

Income Taxes

Our effective tax rate in 2003 of 33.6% increased 1.6% compared to the 32% effective tax rate in 2002. The increase in the effective tax rate primarily resulted from a lower proportion of tax-exempt investment income to pretax income. During 2002, the Internal Revenue Service completed their audit of all open years prior to 2000 which resulted in a favorable adjustment to the estimated accrual for income taxes of approximately $32.6 million. This was offset by an increase of approximately $24.5 million in the capital loss valuation allowance after we reevaluated probable capital gain realization in the allowable carryforward period based upon our capital gain experience beginning in 2000 and consideration of alternative tax planning strategies. See Note 8 to the consolidated financial statements for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity

Our primary sources of cash include receipts of premiums, administrative services fees, investment income, and proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, administrative expenses, interest expense, and taxes, purchases of investment securities and capital expenditures and payments on borrowings.

Cash and cash equivalents decreased to $580.1 million at December 31, 2004 from $931.4 million at December 31, 2003. The change in cash and cash equivalents for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
	(in thousands)
Net cash provided by operating activities	$347,809	$413,140	$321,408
Net cash used in investing activities	(624,081)	(382,837)	(204,974)
Net cash (used in) provided by financing activities	(75,053)	179,744	(46,497)

(Decrease) increase in cash and cash equivalents	$(351,325)	$210,047	$69,937

Cash Flow from Operating Activities

Our operating cash flows in 2004 were significantly impacted by the timing of the Medicare Advantage premium remittance which is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we have historically received this payment at the end of the previous month. As such, the Medicare Advantage receipts for January 2004 of $211.9 million and January 2003 of $205.8 million were received in December 2003 and December 2002, respectively, because January 1 is a holiday. This timing accounts for a significant portion of the unearned revenues balance on our consolidated balance sheet at December 31, 2003.

Beginning in 2005, the monthly premium payment schedule includes a change in timing from previous practice. As a result of this change, the January 2005 payment of $290.3 million originally scheduled to be received on Friday, December 31, 2004, was changed to Monday, January 3, 2005, or one business day later. Therefore, we received only 11 monthly Medicare Advantage premium remittances during 2004 versus 12 monthly premium remittances during 2003.

Other than the impact from the timing of the Medicare Advantage premium receipts, the increase in net income and cash generated from changes in working capital increased our operating cash flow in 2004 compared to 2003. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at December 31, 2004, 2003 and 2002:

				Change
	2004	2003	2002	2004	2003
	(in thousands)
TRICARE:
Base receivable	$396,355	$266,656	$197,544	$129,699	$69,112
Bid price adjustments (BPAs)	25,601	92,875	104,044	(67,274)	(11,169)
Change orders	6,021	7,073	57,630	(1,052)	(50,557)

	427,977	366,604	359,218	61,373	7,386
Less: long-term portion of BPAs	—	(38,794)	(86,471)	38,794	47,677

TRICARE subtotal	427,977	327,810	272,747	100,167	55,063

Commercial and other	186,144	178,577	146,882	7,567	31,695
Allowance for doubtful accounts	(34,506)	(40,400)	(30,178)	5,894	(10,222)

Total net receivables	$579,615	$465,987	$389,451	113,628	76,536

Reconciliation to cash flow statement:
Change in long-term receivables				(52,583)	(61,316)
Provision for doubtful accounts				6,433	7,416
Receivables from acquisition				(16,420)	—

Change in receivables in cash flow statement				$51,058	$22,636

TRICARE base receivables increased in 2004 due to the transition to the reimbursement model under the South Region contract beginning on August 1, 2004. Under our former TRICARE contracts with a fixed price, we bore the cost of changes in the underlying pattern of health care for which the government was at risk until subsequently reimbursed in a later period through a bid price adjustment, or BPA process. The fixed price and BPA process added variability to our revenues, related receivables and operating cash flows because the timing of the settlement was uncertain. Under the new TRICARE South region contract, the fixed price and BPA process was eliminated and replaced with a new reimbursement model. Under the new reimbursement model, claims paid are reimbursed by the federal government generally within 30 business days. The delivery of health care services results in a lag between the time the service is provided and ultimately reimbursed by the federal government, typically three months. Thus, TRICARE receivables are generally collected over a three to four month period. Likewise, TRICARE medical claims payable are generally paid over the same three to four month period.

TRICARE base receivables increased in 2003 as rates under our base TRICARE contract increased upon the annual renewal of the contracts for Regions 3 and 4 and Regions 2 and 5.

The detail of medical and other expenses payable was as follows at December 31, 2004, 2003 and 2002:

				Change
	2004	2003	2002	2004	2003
	(in thousands)
IBNR(1)	$1,164,518	$1,043,360	$946,596	$121,158	$96,764
Reported claims in process(2)	97,801	74,262	105,422	23,539	(31,160)
Other medical expenses payable(3)	159,691	154,534	90,113	5,157	64,421

Total medical and other expenses payable	$1,422,010	$1,272,156	$1,142,131	149,854	130,025

Reconciliation to cash flow statement:
Medical and other expenses payable from acquisition				(71,063)	—

Change in medical and other expenses payable in cash flow statement				$78,791	$130,025

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(3)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable increased during 2004 and 2003 due primarily to medical claims inflation.

Changes in other liabilities primarily resulted from the timing of payments for taxes, payments related to our TRICARE contract including subcontractors and general vendor payables.

Cash Flow from Investing Activities

During 2004, we paid $141.8 million to acquire Ochsner, net of $15.3 million of cash acquired.

We reinvested a portion of our operating cash flows at an increasing rate over the last several years in investment securities, primarily short-duration fixed income securities, totaling $407.3 million in 2004, $283.1 million in 2003 and $17.9 million in 2002. Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $114.1 million in 2004, $101.3 million in 2003, and $112.1 million in 2002. Excluding acquisitions, we expect our total capital expenditures in 2005 to be approximately $115 million, most of which will be used for our technology initiatives and improvement of administrative facilities. Proceeds from the sale of property and equipment relate primarily to consolidating our service centers in Jacksonville and San Antonio including the sale of the Jacksonville office tower in 2004 for $14.8 million and a San Antonio office building for $5.9 million in 2003.

Cash Flow from Financing Activities

We repurchased 3.8 million common shares for $67.0 million at an average price of $17.83 per share in 2004, 3.7 million common shares for $44.1 million at an average price of $12.03 per share in 2003 and 6.4 million common shares for $74.0 million at an average price of $11.56 per share in 2002. Authorization for additional common share repurchases expired in January 2005.

During 2003, we issued $300 million 6.3% senior notes due August 1, 2018 in order to term-out our short-term debt and take advantage of historically low interest rates. In addition, during 2003 we received proceeds of $31.6 million in exchange for new swap agreements. See Note 9 to the consolidated financial statements for more detailed information regarding our borrowings and swap agreements.

Credit Agreement

On September 29, 2004, we replaced our existing credit agreements with a new 5-year $600 million unsecured revolving credit agreement which will expire in September 2009. We previously maintained two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement.

Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceeds 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At December 31, 2004, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also includes standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. We have other relationships, including financial advisory and banking, with some of the parties to the new agreement.

The maximum amount available for borrowing under the credit agreement was $594.6 million at December 31, 2004, reduced from the $600 million due to securing letters of credit of $5.4 million under the credit agreement. No amounts have ever been drawn on these letters of credit. On February 16, 2005, we paid approximately $450 million in cash for CarePlus including approximately $32 million of statutory capital and surplus in excess of the minimum statutory requirement as well as estimated transaction costs. We financed the transaction with $156 million of cash on hand and $294 million of borrowings under our credit agreement. After the CarePlus transaction, we have $300.6 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally will not exceed $600 million. In connection with the credit arrangement, the conduit commercial paper program allowing indirect access to the commercial paper market through a third party was cancelled. At December 31, 2004, we had no commercial paper borrowings outstanding.

Shelf Registration

Our universal shelf registration with the Securities and Exchange Commission allows us to register debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. After the issuance of our $300 million, 6.30% senior notes in August 2003, we have up to $300 million remaining from a total of $600 million under the universal shelf registration. The universal shelf registration allows us to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

We believe our financial condition is strong and that our cash balances, investment securities, operating cash flows, access to debt and equity markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and fund future expansion opportunities and capital expenditures.

However, adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2004 was Baa3 according to Moody’s Investors Services, Inc., or Moody’s, and BBB, according to Standard & Poor’s Corporation, or S&P. A downgrade to Ba2 or lower by Moody’s and BB or lower by S&P would give the counterparties of three of our interest rate swap agreements with a $300 million notional amount, the right, but not the obligation, to cancel the interest rate swap agreement. If cancelled, we would pay or receive an amount based on the fair market value of the swap agreement. Assuming these swap agreements had been cancelled on December 31, 2004, we would have received $12.1 million, net. Other than the swap agreements, adverse changes in our credit ratings may not create, increase, or accelerate any liabilities.

In addition, we operate as a holding company in a highly regulated industry. Our parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Our parent company liquidity improved during 2004 with cash, cash equivalents and short-term investments increasing $39.9 million to $439.3 million at December 31, 2004 compared to $399.4 million at December 31, 2003. See Schedule 1 to this Form 10-K beginning on page 105 for our parent company financial information.

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

As of December 31, 2004, we maintained aggregate statutory capital and surplus of $1,185.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $717.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to

monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at December 31, 2004, each of our subsidiaries would be in compliance and we would have $405.6 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2004 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt(1)	$898,288	$648	$301,114	$295,080	$301,446
Interest(2)	229,563	43,439	56,804	40,518	88,802
Operating leases(3)	232,654	65,088	84,931	52,775	29,860
Purchase and other obligations(4)	43,787	27,693	13,154	2,044	896

Total	$1,404,292	$136,868	$456,003	$390,417	$421,004

(1)	Debt includes $294 million of borrowings under the Credit Agreement which matures on September 28, 2009 related to the February 16, 2005 CarePlus acquisition. Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of debt covenant violation is remote.
(2)	Interest includes the estimated contractual interest payments under our debt agreements net of the effect of the associated swapagreements assuming no change in the variable LIBOR rate as of December 31, 2004.
(3)	We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease, accounted for under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased, we would have recognized a liability for the financing of these assets. See also Note 14 to the consolidated financial statements.
(4)	Purchase and other obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

Related Parties

No related party transactions had a material effect on our financial position, results of operations, or cash flows. Certain immaterial related party transactions are discussed in our Proxy Statement for the meeting to be held April 26, 2005—see “Certain Transactions with Management and Others.”

Market Risk-Sensitive Financial Instruments and Positions

The level of our pretax earnings is subject to risk due to changes in investment income from our fixed income portfolio which is partially offset by both our debt position and the short-term duration of the fixed income investment portfolio.

We evaluated the impact on our investment income and debt expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including, among others, unexpected changes of cash flow into and out of the portfolio, shifts in the asset mix between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points twice, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points once and have changed by less than 100 basis points seven times. LIBOR was 2.56% at December 31, 2004. Our model assumed the maximum possible reduction in LIBOR could not exceed 256 basis points.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
2004
Fixed income portfolio	$(20,530)	$(18,258)	$(8,974)	$9,212	$18,439	$27,299
Debt	14,200	14,200	7,100	(7,100)	(14,200)	(21,300)

Total	$(6,330)	$(4,058)	$(1,874)	$2,112	$4,239	$5,999

2003
Fixed income portfolio	$(13,105)	$(11,977)	$(9,757)	$9,169	$18,068	$26,844
Debt	5,567	5,567	5,567	(5,567)	(11,134)	(16,700)

Total	$(7,538)	$(6,410)	$(4,190)	$3,602	$6,934	$10,144

Government Contracts

Our HMO, PPO and Fee-For-Service products covered under the Medicare Advantage contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. No termination notices were received in connection with our currently existing contracts. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act, or MMA, was signed into law. We believe MMA offers new opportunities in our Medicare programs, including our HMO, PPO, and Private Fee-For-Service products. We have made additional investments in the Medicare Advantage program to enhance our ability to participate in these expanded programs.

Our TRICARE South Region contract, which we were awarded in 2003, covers approximately 2.9 million beneficiaries. The South Region is one of the three regions in the United States as defined by the Department of Defense. The contract is for a five-year period subject to annual renewals at the federal government’s option with the second option period scheduled to begin April 1, 2005.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts. As of December 31, 2004, Puerto Rico accounted for approximately 83% of our total Medicaid membership.

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

Medical Expense Recognition

Medical expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our medical and other expenses payable as follows:

	December 31, 2004	Percentage of Total	December 31, 2003	Percentage of Total
	(dollars in thousands)
IBNR	$1,164,518	81.9%	$1,043,360	82.0%
Reported claims in process	97,801	6.9%	74,262	5.8%
Other medical expenses payable	159,691	11.2%	154,534	12.2%

Total medical and other expenses payable	$1,422,010	100.0%	$1,272,156	100.0%

Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents a critical accounting estimate. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position. For example, a 100 basis point, or 1 percent, change in the estimate of our medical and other expenses payable at December 31, 2004, which represents approximately 40% of total liabilities, would require an adjustment of approximately $14 million in a future period in which a revision in the estimate became known.

We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and weekday seasonality.

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

Medical cost trends potentially are more volatile than other segments of the economy. The drivers of medical cost trends include increases in the utilization of hospital facilities, physician services, prescription drugs, and new medical technologies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, increases in medical services capacity, direct to consumer advertising for prescription drugs and medical services, an aging population, catastrophes, and epidemics also may impact medical cost trends. Internal factors such as system conversions, claims processing cycle times, changes in medical management practices and changes in provider contracts also may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. All of these factors are considered in estimating IBNR and in estimating the per member per month claims trend for purposes of determining the reserve for the most recent three months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. The results of these studies are also considered in determining the reserve for the most recent three months. Each of these factors requires significant judgment by management.

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2004 data:

Completion Factor(a):		Claims Trend Factor(b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical and Other Expenses Payable	(Decrease) Increase in Factor	(Decrease) Increase in Medical and Other Expenses Payable
(dollars in thousands)
(3%)	$141,000	(3%)	$(66,000)
(2%)	$92,000	(2%)	$(44,000)
(1%)	$45,000	(1%)	$(23,000)
1%	$(43,000)	1%	$20,000
2%	$(84,000)	2%	$42,000
3%	$(123,000)	3%	$63,000

(a)	Reflects estimated potential changes in medical and other expenses payable caused by changes in completion factors for incurred months prior to the most recent three months.

(b)	Reflects estimated potential changes in medical and other expenses payable caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

Most medical claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”, which causes less than 2% of our medical and other expenses payable as of the end of any given period to be outstanding for more than 12 months. As such, we expect that substantially all of the 2004 estimate of medical and other expenses payable will be known and paid during 2005.

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

IBNR established in connection with our TRICARE contracts is typically more difficult to estimate than for our other operations, because there are more variables that impact the estimate. These variables include continual changes in the number of eligible beneficiaries, changes in the utilization of military treatment facilities and changes in levels of benefits versus the original contract provisions. Many of these variables are impacted significantly by an increase or decrease in military activity involving the United States armed forces. Additionally, we transitioned to the new TRICARE South Region contract during the latter half of 2004. Accordingly, our historical claims experience and familiarity with claim payment patterns for this block of business is not as mature as our other lines of business. We have considered all of these factors in establishing our IBNR estimate. Each of these factors required significant judgment by management.

As more fully described on page 45, our TRICARE contract contains risk-sharing provisions with the Department of Defense and with subcontractors, which effectively limit profits and losses when actual claim experience varies from the targeted medical claim amount negotiated in our annual bid. As a result of these contract provisions, the impact of changes in estimates for prior year TRICARE medical claims payable on our results of operations is reduced substantially, whether positive or negative.

As more fully described on pages 10 and 11, we have a substantial percentage of our Medicare and Medicaid membership under risk-sharing arrangements with providers. Accordingly, the impact of changes in estimates for prior year medical claims payable on our results from operations that are attributable to our Medicare and Medicaid lines of business may also be significantly reduced, whether positive or negative.

The following table provides a reconciliation of changes in medical and other expenses payable for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Balances at January 1	$1,272,156	$1,142,131	$1,086,386

Acquisitions	71,063	—	—
Incurred related to:
Current year	10,763,105	9,955,491	9,125,915
Prior years	(93,458)	(76,070)	12,281

Total incurred	10,669,647	9,879,421	9,138,196

Paid related to:
Current year	(9,504,331)	(8,710,393)	(8,002,610)
Prior years	(1,086,525)	(1,039,003)	(1,079,841)

Total paid	(10,590,856)	(9,749,396)	(9,082,451)

Balances at December 31	$1,422,010	$1,272,156	$1,142,131

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

As summarized in the previous table, claim reserve balances at December 31, 2003 ultimately settled during 2004 for $93.5 million less than the amounts originally estimated, representing 0.9% of medical claim expenses incurred in 2003. During 2003, claim reserve balances at December 31, 2002 ultimately settled for $76.1 million less than the amounts originally estimated, representing 0.8% of medical claim expenses recorded in 2002. This $17.4 million change in the amounts incurred related to prior years resulted primarily from favorable development in our Medicare line of business as a result of better than expected utilization in the latter half of 2003. The substantial majority of this favorable development in the Medicare business occurred under risk-sharing arrangements with providers, which resulted in minimizing the impact on our reported 2004 results from operations.

During 2002, claim reserve balances at December 31, 2001 ultimately settled for $12.3 million more than the amounts originally recorded, representing 0.1% of medical claim expenses recorded in 2001. The $88.4 million change in the amounts incurred related to prior years during 2003 consists of $68.3 million attributable to our TRICARE operations with the remaining $20.1 million primarily resulting from fourth quarter 2002 utilization in our commercial medical products ultimately being lower than originally estimated. The $68.3 million change in TRICARE incurred related to prior years resulted from establishing medical expense reserves resulting from enhanced benefits enacted for TRICARE beneficiaries as a result of congressional legislation, as well as lower than originally estimated utilization of medical services by TRICARE beneficiaries in the second half of 2002.

Revenue Recognition

We generally establish one-year contracts with commercial employer groups, subject to cancellation by the employer group’s 30-day written notice. Our contracts with federal or state governments are generally multi-year contracts subject to annual renewal provisions with the exception of our Medicare Advantage contracts with the federal government which renew annually. Our commercial contracts establish rates on a per member basis for each month of coverage. Except for TRICARE contracts discussed in the following section, our government contracts also establish monthly rates per member but may have additional amounts due to us based on items such as age, working status, or specific health issues of the member. Changes in revenues from CMS for our Medicare Advantage products resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

Premium revenues and ASO fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for estimated changes in an employer’s enrollment and customers that ultimately may fail to pay. Enrollment changes not yet reported by an employer group, an individual, or the government, also known as retroactive membership adjustments, are estimated based on historical trends. We monitor the collectibility of specific accounts, the aging of receivables, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.

We bill and collect premium and ASO fee remittances from employer groups, the federal and state governments, and individual Medicare Advantage members monthly. Premium and ASO fee receivables are presented net of allowances for estimated uncollectible accounts and retroactive membership adjustments. Premiums and ASO fees received prior to the period members are entitled to receive services are recorded as unearned revenues.

TRICARE Contract

In 2004, TRICARE revenues represented 17% of total premiums and administrative services fees. The single TRICARE contract for the South Region includes multiple revenue generating activities and as such was evaluated under Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. We allocate the consideration to the various components based on the relative fair values of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian healthcare services delivered to eligible beneficiaries; (2) healthcare services provided to beneficiaries which are in turn reimbursed by the federal government; and, (3) administrative service fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health care services are provided. Administrative service fees are recognized as revenue in the period services are performed.

The TRICARE contract contains provisions whereby the federal government bears a substantial portion of the risk associated with financing the cost of health benefits. Annually, we negotiate a target healthcare cost amount, or target cost, with the federal government and determine an underwriting fee. Any variance from the target cost is shared. We earn more revenue or incur additional costs based on the variance in actual health care costs versus the negotiated target cost. We receive 20% for any cost underrun, subject to a ceiling that limits the underwriting profit to 10% of the target cost. We pay 20% for any cost overrun, subject to a floor that limits the underwriting loss to negative 4% of the target cost. A final settlement occurs 12 to 18 months after the end of each contract year to which it applies. We defer the recognition of any revenues for favorable contingent underwriting fee adjustments related to cost underruns until the amount is determinable and the collectibility is reasonably assured. We estimate and recognize unfavorable contingent underwriting fee adjustments related to cost overruns currently in operations as an increase in medical expenses.

The TRICARE contract contains provisions to negotiate change orders. Change orders occur when we perform services or incur costs under the directive of the federal government that were not originally specified in our contract. Under federal regulations we may be entitled to an equitable adjustment to the contract price in these situations. Change orders may be negotiated and settled at any time throughout the year. We record revenue applicable to change orders when services are performed and these amounts are determinable and collectibility is reasonably assured.

Our former TRICARE contracts for Regions 3 and 4 and Regions 2 and 5, which expired during 2004, contained provisions for not only change orders but for bid price adjustments, or BPAs as well. There are no provisions for BPAs in our current TRICARE contract. BPAs were utilized to retroactively adjust revenues for the impact of the items for which the federal government retains risk, including the risks associated with changes in usage levels at military treatment facilities, or MTFs, change in the number of persons eligible for TRICARE benefits, and medical unit cost inflation. We work closely with the federal government to obtain and review eligibility and MTF workload data, and to quantify and negotiate amounts recoverable or payable under our contractual BPA requirements. Final settlement of BPAs occurs only at specified intervals, typically in excess of 6 months after the end of a contract year. We record revenues applicable to BPAs when these amounts are determinable and collectibility is reasonably assured.

Investment Securities

Investment securities totaled $2,494.1 million, or 44% of total assets at December 31, 2004. Debt securities totaled $2,452.0 million, or 98% of our total investment portfolio. More than 94% of our debt securities were of investment-grade quality, with an average credit rating of AA+ by Standard & Poor’s at December 31, 2004. Most of the debt securities that are below investment grade are rated at the higher end (BB or better) of the non-investment grade spectrum. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Duration is indicative of the relationship between changes in market value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our debt securities to changes in interest rates. However, actual market values may differ significantly from estimates based on duration. The average duration of our debt securities was approximately 3.3 years at December 31, 2004. Based on this duration, a 1% increase in interest rates would generally decrease the fair value of our debt securities by approximately $80 million.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004, included the following:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$486,209	$(3,717)	$4,351	$(136)	$490,560	$(3,853)
Tax exempt municipal securities	316,913	(3,346)	26,869	(647)	343,782	(3,993)
Corporate and other securities	171,048	(1,846)	32,719	(1,418)	203,767	(3,264)
Mortgage-backed securities	28,865	(430)	16,581	(753)	45,446	(1,183)
Redeemable preferred stocks	6,266	(158)	1,238	(12)	7,504	(170)

Debt securities	1,009,301	(9,497)	81,758	(2,966)	1,091,059	(12,463)
Non-redeemable preferred stocks	8,455	(240)	10,789	(329)	19,244	(569)

Total investment securities	$1,017,756	$(9,737)	$92,547	$(3,295)	$1,110,303	$(13,032)

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

Unrealized losses at December 31, 2004 resulted from 254 positions from a total of 797 positions held. Less than 4% of the carrying value of our consolidated investment securities have been in an unrealized loss position greater than one year. The unrealized losses at December 31, 2004 generally can be attributed to changes in interest rates. All issuers of securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary.

There were no impairment losses recorded in 2004. We recorded impairment losses of $3.2 million in 2003 and $27.2 million in 2002 after an evaluation indicated that a decline in fair value below the cost basis was other than temporary.

Goodwill and Long-lived Assets

At December 31, 2004, goodwill and other long-lived assets represented 23% of total assets and 63% of total stockholders’ equity.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that we not amortize goodwill to earnings, but instead that we test goodwill at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of fully and self-insured medical and specialty. The Government segment’s three reporting units consist of Medicare Advantage, TRICARE and Medicaid. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

Our strategy, long-range business plan, and annual planning process supports our goodwill impairment tests. These tests are based primarily on an evaluation of future discounted cash flows under several scenarios. We used a range of discount rates that correspond to our weighted-average cost of capital. Key assumptions including changes in membership, premium yields, medical cost trends and certain government contract extensions are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss.

Long-lived assets consist of property and equipment and other finite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation for these assets. We recognized losses due to impairment and accelerated depreciation from changes in estimated useful life of $9.3 million in 2004, $30.8 million in 2003 and $2.4 million in 2002. See Note 5 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003), which amended certain provisions of FIN 46 and delayed implementation for entities that are not considered special purpose entities until the first quarter of 2004.

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any SPE transactions. The adoption of FIN 46 or FIN 46-R did not have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, or Statement 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R no later than July 1, 2005 under one of three transition methods, including a prospective, retrospective and combination approach. We disclose on page 67 the effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for 2004, 2003 and 2002. We currently are evaluating all of the provisions of Statement 123R and the expected effect on us including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method.

In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. In September 2004, the FASB delayed the previously scheduled third quarter 2004 effective date until the issuance of additional implementation guidance, expected in 2005. Upon issuance of a final standard, we will evaluate the impact on our consolidated financial position and results of operations.

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

These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	the Company’s membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	membership in markets lacking adequate provider networks;

•	changes in the demographic characteristics of an account or market;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	possible changes in our pharmacy rebate program with drug manufacturers;

•	catastrophes, including acts of terrorism, epidemics, or severe weather;

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	new government mandated benefits or other regulatory changes.

Failure to adequately price our products or estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could decline.

We are in a highly competitive industry. Many of our competitors are more established in the health care industry and have a larger market share and greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare Advantage program and in consumer-directed health plans, such as Health Savings Accounts (“HSA”). We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs. The commercial pricing environment, particularly in the 2 to 300 member groups, is extremely competitive, and several of our competitors, including public and not-for-profit companies, are pricing aggressively to gain market share.

Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include the possible exit of or entrance to Medicare Advantage or Commercial markets.

To determine the fixed monthly payments per member to pay to managed care plans, CMS has implemented a risk adjustment model that uses diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS has also redesigned its data collection and processing system to reduce administrative data burden on Medicare health plans. In 2004, the portion of risk adjusted payment was increased to 30 percent, from 10 percent in 2003. The 100% phase-in of risk adjusted payment will be completed in 2007; the portion of risk adjusted payment will increase to 50 percent in 2005 and 75 percent in 2006.

Under the new risk adjustment methodology, Humana and all managed care organizations must collect, capture and submit the necessary diagnosis code information to CMS twice a year. As a result of this process and the phasing in of the risk adjustment methodology described above, our CMS monthly payments per member may change materially, either favorably or unfavorably.

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes the growth of our Commercial segment business, with emphasis on our ASO and individual products, introduction of new products and benefit designs, including our Smart, consumer-choice products, opportunities created with the new Medicare Advantage products, the adoption of new technologies and the integration of acquired businesses and contracts. We believe that by combining our abilities in product design, clinical programs and consumer engagement, we can achieve cost savings for our customers and our company. There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position the Company for future growth or that the products we design will be accepted. Failure to implement this strategy or to contain our administrative expenses in line with our membership may result in a material adverse effect on our financial position, results of operations and cash flows.

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

In general, prescription drug costs have been rapidly rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct to consumer advertising by the pharmaceutical industry that creates consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. In order to control prescription drug costs, we have implemented multi-tiered copayment benefit designs for prescription drugs, including our four-tiered copayment benefit design, Rx4 and an Rx allowance program organized by evidence based impact. We cannot assure that these efforts will be successful in controlling costs. Failure to control these costs could have a material adverse effect on our financial position, results of operations and cash flows.

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

A description of material legal actions in which we are currently involved is included under “Legal Proceedings” in Note 14 to the consolidated financial statements. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the TRICARE, Medicare Advantage, and Medicaid programs. These programs involve various risks, including:

•

At December 31, 2004, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 231,700 members in Florida. This contract accounted for approximately 15% of our total premiums and ASO fees for the year ended December 31, 2004. The loss of this and other CMS contracts or significant changes in the Medicare Advantage program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	At December 31, 2004, our TRICARE business, which accounted for approximately 17% of our total premiums and ASO fees during 2004, consisted of the South Region contract. The South Region contract is a five-year contract, subject to annual renewals at the Government’s option that covers approximately 2.9 million beneficiaries. This contract also is generally subject to frequent change from events and circumstances such as the escalated conflict in the Middle East. These changes may include a reduction or increase in the number of persons enrolled or eligible to enroll, in the revenue we receive or in our administrative or health care costs. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. The loss of our current TRICARE contract would have a material adverse effect on our financial position, results of operations and cash flows;

•	At December 31, 2004, under our contract with the Puerto Rico Health Insurance Administration, we provided health insurance coverage to approximately 396,600 Medicaid members in Puerto Rico. This contract, which expires June 30, 2005 accounted for approximately 3% of our total premiums and ASO fees for the year ended December 31, 2004. Due to the election of a new governor and a new Commissioner of Insurance in Puerto Rico, the renewal of the Medicaid contract is uncertain. At this time we are unable to predict the outcome. The loss of this contract or significant changes in the Puerto Rico Medicaid program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	changes to these government programs in the future may also affect our ability or willingness to participate in these programs;

•	higher comparative medical costs;

•	government regulatory and reporting requirements;

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

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

There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that legislative or regulatory change will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain required approvals could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

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

The use of individually identifiable data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$580,079	$931,404
Investment securities	2,145,645	1,676,642
Receivables, less allowance for doubtful accounts of $34,506 in 2004 and $40,400 in 2003:
Premiums	554,661	452,404
Administrative services fees	24,954	13,583
Securities lending collateral	77,840	86,491
Other	212,958	247,298

Total current assets	3,596,137	3,407,822

Property and equipment, net	399,506	416,472
Other assets:
Long-term investment securities	348,465	319,167
Goodwill	885,572	776,874
Other	427,937	459,479

Total other assets	1,661,974	1,555,520

Total assets	$5,657,617	$5,379,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,422,010	$1,272,156
Trade accounts payable and accrued expenses	488,332	440,340
Book overdraft	192,060	219,054
Securities lending payable	77,840	86,491
Unearned revenues	146,326	333,071

Total current liabilities	2,326,568	2,351,112
Long-term debt	636,696	642,638
Other long-term liabilities	604,229	550,115

Total liabilities	3,567,493	3,543,865

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 176,044,649 shares issued in 2004 and 173,909,127 shares issued in 2003	29,340	28,984
Capital in excess of par value	1,017,156	974,975
Retained earnings	1,229,823	949,811
Accumulated other comprehensive income	16,526	16,909
Unearned stock compensation	(1,721)	(754)
Treasury stock, at cost, 15,778,088 shares in 2004 and 12,018,281 shares in 2003	(201,000)	(133,976)

Total stockholders’ equity	2,090,124	1,835,949

Total liabilities and stockholders’ equity	$5,657,617	$5,379,814

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2004	2003	2002
	(in thousands, except per share results)
Revenues:
Premiums	$12,689,432	$11,825,283	$10,930,397
Administrative services fees	272,796	271,676	244,396
Investment and other income	142,097	129,352	86,388

Total revenues	13,104,325	12,226,311	11,261,181

Operating expenses:
Medical	10,669,647	9,879,421	9,138,196
Selling, general and administrative	1,877,864	1,858,028	1,775,069
Depreciation and amortization	117,792	126,779	120,730

Total operating expenses	12,665,303	11,864,228	11,033,995

Income from operations	439,022	362,083	227,186
Interest expense	23,172	17,367	17,252

Income before income taxes	415,850	344,716	209,934
Provision for income taxes	135,838	115,782	67,179

Net income	$280,012	$228,934	$142,755

Basic earnings per common share	$1.75	$1.44	$0.87

Diluted earnings per common share	$1.72	$1.41	$0.85

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(in thousands)
Balances, January 1, 2002	170,693	$28,449	$922,439	$578,122	$11,670	$(17,882)	$(14,849)	$1,507,949
Comprehensive income:
Net income	—	—	—	142,755	—	—	—	142,755
Other comprehensive income:
Net unrealized investment gains, net of $6,465 tax	—	—	—	—	10,785	—	—	10,785

Comprehensive income								153,540
Common stock repurchases	—	—	—	—	—	—	(74,035)	(74,035)
Restricted stock forfeitures	(331)	(55)	(2,317)	—	—	2,372	—	—
Restricted stock amortization	—	—	—	—	—	8,994	—	8,994
Stock option exercises	973	162	8,370	—	—	—	(1,206)	7,326
Stock option tax benefit	—	—	2,204	—	—	—	—	2,204
Other stock compensation	—	—	393	—	—	—	103	496

Balances, December 31, 2002	171,335	28,556	931,089	720,877	22,455	(6,516)	(89,987)	1,606,474
Comprehensive income:
Net income	—	—	—	228,934	—	—	—	228,934
Other comprehensive loss:
Net unrealized investment losses, net of $(3,531) tax	—	—	—	—	(5,546)	—	—	(5,546)

Comprehensive income								223,388
Common stock repurchases	—	—	—	—	—	—	(44,147)	(44,147)
Restricted stock forfeitures	(72)	(13)	(527)	—	—	540	—	—
Restricted stock amortization	—	—	—	—	—	5,808	—	5,808
Stock option exercises	2,646	441	27,598	—	—	—	—	28,039
Stock option and restricted stock tax benefit	—	—	15,858	—	—	—	—	15,858
Other stock compensation	—	—	957	—	—	(586)	158	529

Balances, December 31, 2003	173,909	28,984	974,975	949,811	16,909	(754)	(133,976)	1,835,949
Comprehensive income:
Net income	—	—	—	280,012	—	—	—	280,012
Other comprehensive loss:
Net unrealized investment losses, net of $(243) tax	—	—	—	—	(383)	—	—	(383)

Comprehensive income								279,629
Common stock repurchases	—	—	—	—	—	—	(67,024)	(67,024)
Restricted stock grants	10	2	295	—	—	(295)	—	2
Restricted stock amortization	—	—	—	—	—	173	—	173
Stock option exercises	2,099	350	29,613	—	—	—	—	29,963
Stock option and restricted stock tax benefit	—	—	7,585	—	—	—	—	7,585
Other stock compensation	27	4	4,688	—	—	(845)	—	3,847

Balances, December 31, 2004	176,045	$29,340	$1,017,156	$1,229,823	$16,526	$(1,721)	$(201,000)	$2,090,124

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities
Net income	$280,012	$228,934	$142,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,792	126,779	120,730
Restricted stock and other stock compensation	4,020	6,337	9,490
(Gain) loss on sale of property and equipment, net	(935)	298	3,168
(Gain) loss on sale of investment securities, net	(28,206)	(36,651)	10,077
Provision for deferred income taxes	53,608	32,251	49,561
Provision for doubtful accounts	6,433	7,416	5,990
Writedown of property and equipment	—	17,233	2,448
Changes in operating assets and liabilities excluding the effects of acquisitions:
Receivables	(51,058)	(22,636)	(183,071)
Other assets	3,991	25,110	(2,464)
Medical and other expenses payable	78,791	130,025	55,745
Other liabilities	65,732	(107,432)	84,347
Unearned revenues	(190,759)	(2,686)	10,717
Other	8,388	8,162	11,915

Net cash provided by operating activities	347,809	413,140	321,408

Cash flows from investing activities
Acquisitions, net of cash acquired	(141,810)	—	—
Purchases of property and equipment	(114,096)	(101,268)	(112,136)
Proceeds from sales of property and equipment	30,491	11,182	1,849
Purchases of investment securities	(4,106,210)	(4,572,577)	(2,569,078)
Maturities of investment securities	1,015,144	769,436	492,935
Proceeds from sales of investment securities	2,683,749	3,520,064	2,058,273
Change in securities lending collateral	8,651	(9,674)	(76,817)

Net cash used in investing activities	(624,081)	(382,837)	(204,974)

Cash flows from financing activities
Net conduit commercial paper (repayments) borrowings	—	(265,000)	2,000
Proceeds from issuance of senior notes	—	299,139	—
Proceeds from swap exchange	—	31,556	—
Debt issue costs	(1,954)	(3,331)	(1,549)
Change in book overdraft	(26,994)	124,172	(57,875)
Change in securities lending payable	(8,651)	9,674	76,817
Common stock repurchases	(67,024)	(44,147)	(74,035)
Proceeds from stock option exercises and other	29,570	27,681	8,145

Net cash (used in) provided by financing activities	(75,053)	179,744	(46,497)

(Decrease) increase in cash and cash equivalents	(351,325)	210,047	69,937
Cash and cash equivalents at beginning of year	931,404	721,357	651,420

Cash and cash equivalents at end of year	$580,079	$931,404	$721,357

Supplemental cash flow disclosures:
Interest payments	$30,779	$18,096	$14,691
Income tax payments, net	$51,086	$59,622	$43,454
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$243,422
Less: liabilities assumed	(101,612)

Cash paid for acquired businesses, net of cash acquired	$141,810

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2004 revenues of $13.1 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and all entities we own. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. In 2004, approximately 37% of our premiums and administrative services fees resulted from employer-group and individual contracts covering members located in Texas, Illinois, Florida, Kentucky and Ohio. We derived approximately 43% of our premiums and administrative services fees from contracts with the federal government in 2004. Under a federal government contract with the Department of Defense, we provide health insurance coverage to TRICARE members, accounting for approximately 17% of our total premiums and administrative services fees in 2004. Under one federal government contract with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare Advantage members in Florida, accounting for approximately 15% of our total premiums and administrative services fees in 2004.

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The accounting policies of each segment are the same and are described in Note 2. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc., and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to our prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported consolidated revenues, net income, or stockholders’ equity.

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

Investment Securities

Investment securities, which consist primarily of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Fair value of publicly traded debt and equity securities are based on quoted market prices. Non-traded debt securities are priced independently by a third party. Fair value of venture capital debt securities that are privately held, or where an observable quoted market price does not exist, are estimated using a variety of valuation methodologies. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Investment securities available for current operations are classified as current assets. Investment securities available for our professional liability and long-term insurance product funding requirements, as well as restricted statutory deposits and venture capital investments, are classified as long-term assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity until realized from a sale or impairment.

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

We participate in a securities lending program to maximize investment income. We loan certain investment securities for short periods of time in exchange for collateral initially equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuates. The collateral, which may be in the form of cash or U.S. Government securities, is deposited by the borrower with an independent lending agent. Any cash collateral is invested by the lending agent according to our investment guidelines, primarily in cash equivalents or other liquid investments. Cash collateral is recorded on our consolidated balance sheet, along with a liability to reflect our obligation to return the collateral. Collateral received in the form of securities is not recorded in our consolidated balance sheet because we do not have the right to sell, pledge or otherwise reinvest securities collateral. Loaned securities continue to be carried as investment securities on the consolidated balance sheets. Revenue, net of related expense, is recorded as investment and other income.

Receivables and Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by a 30 day written notice. Our TRICARE contract with the federal government and our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions. Our Medicare Advantage contracts with the federal government renew annually.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We bill and collect premium and administrative fee remittances from employer groups and some individual Medicare Advantage members monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified reimbursement rates and various contractual terms. Changes in revenues from CMS for our Medicare Advantage products resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

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

We account for the TRICARE South Region contract under Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables and as such allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1), an insurance premium for assuming underwriting risk for the cost of civilian healthcare services delivered to eligible beneficiaries; (2), healthcare services provided to beneficiaries which are in turn reimbursed by the federal government; and (3), administrative service fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed. Revenues also may include change orders and bid price adjustments attributable to our TRICARE contracts. Change orders represent equitable adjustments for services not originally specified in the contracts. Bid price adjustments, or BPAs, represent adjustments defined in our former contracts subject to negotiations with the federal government. Revenues for these adjustments are recognized when a settlement amount becomes determinable and the collectibility is reasonably assured.

ASO fees are recognized as income in the period services are performed. Administrative services fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded groups. Under ASO contracts, we do not assume the risk of financing the cost of health benefits.

Premium and ASO fee receivables are shown net of allowances for estimated uncollectible accounts and retroactive membership adjustments. Premiums and ASO fees received prior to the service period are recorded as unearned revenues.

Policy Acquisition Costs

Policy acquisition costs are those costs that vary with and primarily are related to the acquisition of new and renewal business. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred in accordance with the Health Care Organization Audit and Accounting Guide. These short-duration employer-group prepaid health services policies typically have a one-year term and may be cancelled upon 30 days notice.

Our health and life policies sold to individuals, when aggregated as a block of policies, are expected to remain in force for an extended period beyond one year because, by law, the contracts are guaranteed renewable. Accordingly, we account for these policies as long-duration insurance products under the provisions of Statement

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises, or Statement 60. As a result, we defer policy acquisition costs and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future income.

Long-Lived Assets

Property and equipment is recorded at cost. Gains and losses on sales or disposals of property and equipment are included in administrative expense. Certain costs related to the development or purchase of internal-use software are capitalized in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation is computed using the straight-line method over estimated useful lives ranging from 3 to 10 years for equipment, 3 to 7 years for computer software, and 20 to 40 years for buildings. Improvements to leased facilities are depreciated over the shorter of the remaining lease term or the anticipated life of the improvement.

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

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, requires that we not amortize goodwill to earnings, but instead requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of health insurance and specialty products. The Government segment’s three reporting units consist of Medicare Advantage, TRICARE and Medicaid. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

Statement 142 requires a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2004, 2003 and 2002 did not result in an impairment loss.

Other intangible assets primarily relate to acquired subscriber and provider contracts and are included with other long-term assets in the consolidated balance sheets. Other intangible assets are amortized over the useful life, generally using the straight-line method. We review other finite-lived intangible assets for impairment under our long-lived asset policy.

Medical and Other Expenses Payable and Medical Cost Recognition

Medical costs include claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in the consolidated balance sheet.

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

We reassess the profitability of our contracts for providing health insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of a geographic market’s expected future medical costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract for all lines of business. Anticipated investment income is not considered for purposes of computing the premium deficiency. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. There were no premium deficiency liabilities recorded at December 31, 2004 and 2003. Because the majority of our member contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

For our health and life policies sold to individuals and accounted for as long-duration insurance products under the provisions of Statement 60, medical and other expenses payable include liabilities for future policy benefits for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years.

We believe our medical and other expenses payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.

Book Overdraft

Under our cash management system, checks issued but not yet presented to banks frequently result in overdraft balances for accounting purposes and are classified as a current liability in the consolidated balance sheets. Changes in book overdrafts from period to period are reported in the consolidated statement of cash flows as a financing activity.

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

We accrue for professional liability claims reported and outstanding and an estimate of claims incurred but not reported (based on actuarial determinations using past experience, modified for current trends) and corresponding loss adjustment expenses incurred to adjudicate such claims. We continually review these estimated liabilities, and make necessary adjustments as warranted. We believe our professional liabilities are adequate to cover future payments required. However, given the nature and degree of uncertainty involved in projecting professional liability losses and the potential size of a claim, the actual liability could differ significantly from the amounts provided. We record provision for professional liability losses, including any necessary adjustments to the estimated liability as well as the cost of third party insurance coverage, as an administrative expense. We record estimated recoveries from third party insurers as a reduction of administrative expense. The recoverable from third party insurers is included as an asset in the accompanying consolidated balance sheet, as discussed in Note 10.

Derivative Financial Instruments

We use interest rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. Our interest rate swap agreements convert the fixed interest rates on our senior notes to a variable rate and are accounted for as fair value hedges. Our interest rate swap agreements are more fully described in Note 9.

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 11. We account for stock options granted to our employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, or APB No. 25. No employee compensation cost is reflected in net income related to fixed-based stock option awards because these options had an exercise price equal to the market value of the underlying common stock on the date of grant. Generally, if a fixed-based stock option award is subsequently modified, compensation expense, if any, is recorded for the amount that the market price of Humana common stock exceeds the option’s exercise price on the date the option is modified. Compensation expense for performance-based stock options is recognized over the performance period varying based on the market value of the underlying common stock at the end of each period. Compensation expense is recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of Humana common stock on the date of the grant. The effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards using the Black-Scholes pricing model was as follows for the years ended December 31, 2004, 2003 and 2002.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003	2002
	(in thousands, except per share results)
Net income, as reported	$280,012	$228,934	$142,755
Add: Stock-based employee compensation expense included in reported net income, net of related tax	2,456	3,872	5,798
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(12,521)	(9,067)	(9,701)

Adjusted net income	$269,947	$223,739	$138,852

Earnings per share:
Basic, as reported	$1.75	$1.44	$0.87

Basic, pro forma	$1.68	$1.41	$0.85

Diluted, as reported	$1.72	$1.41	$0.85

Diluted, pro forma	$1.66	$1.38	$0.83

The weighted average fair value of each option granted during 2004, 2003 and 2002 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Weighted average fair value at grant date	$9.95	$5.33	$6.26
Dividend yield	None	None	None
Expected volatility	44.6%	44.5%	44.9%
Risk-free interest rate	3.4%	3.4%	4.9%
Expected option life (years)	6.0	6.5	5.6

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003), which amended certain provisions of FIN 46 and delayed implementation for entities that are not considered special purpose entities until the first quarter of 2004.

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in any SPE transactions. The adoption of FIN 46 or FIN 46-R did not have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, or Statement 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R no later than July 1, 2005 under one of three transition methods, including a prospective, retrospective and combination approach. We previously disclosed on page 67 the effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for 2004, 2003 and 2002. We currently are evaluating all of the provisions of Statement 123R and the expected effect on us including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model and determining the transition method.

In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. In September 2004, the FASB delayed the previously scheduled third quarter 2004 effective date until the issuance of additional implementation guidance, expected in 2005. Upon issuance of a final standard, we will evaluate the impact on our consolidated financial position and results of operations.

3. ACQUISITIONS

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company. CarePlus provides Medicare Advantage HMO plans and benefits to Medicare eligible members in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. We paid approximately $450 million in cash including estimated transaction costs, subject to a balance sheet settlement process with a nine month claims run-out period. We currently are in the process of allocating the purchase price to the net tangible and intangible assets.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation. Ochsner is a Louisiana health benefits company offering network-based managed care plans to employer-groups and Medicare eligible members. This acquisition enabled us to enter a new market with significant market share which should facilitate new sales opportunities in this and surrounding markets, including Houston, Texas.

We paid $157.1 million in cash, including transaction costs. The fair value of the tangible assets (liabilities) as of the acquisition date are as follows:

(in thousands)
Cash and cash equivalents	$15,270
Investment securities	84,527
Premiums receivable and other current assets	20,616
Property and equipment and other assets	6,847
Medical and other expenses payable	(71,063)
Other current liabilities	(21,604)
Other liabilities	(82)

Net tangible assets acquired	$34,511

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $122.6 million. We allocated the excess purchase price over the fair value of the net tangible assets acquired to other intangible assets of $22.8 million and associated deferred tax liabilities of $8.9 million, and goodwill of $108.7 million. The other intangible assets, which consist primarily of subscriber and provider contracts, have a weighted-average useful life of approximately 13 years. The acquired goodwill is not deductible for income tax purposes. We used an independent third party valuation specialist firm to assist us in evaluating the fair value of assets acquired.

The results of operations and financial condition of Ochsner have been included in our consolidated statements of income and consolidated balance sheets since the acquisition date. The pro forma financial information presented below assumes that the acquisition of Ochsner had occurred as of the beginning of each respective period. The pro forma adjustments include the pro forma effect of amortization of other intangible assets arising from the purchase price allocation and interest expense related to the assumed financing of the cash purchase price and the associated income tax effects of the pro forma adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Ochsner acquisition been consummated at the beginning of the respective periods.

	For the year ended December 31,
	2004	2003
	(in thousands)
Revenues	$13,290,331	$12,930,078
Net income	$285,753	$242,553
Earnings per share:
Basic	$1.78	$1.53
Diluted	$1.76	$1.50

4. INVESTMENT SECURITIES

Investment securities classified as current assets were as follows at December 31, 2004 and 2003:

	2004				2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$650,200	$3,437	$(2,952)	$650,685	$455,305	$2,121	$(2,024)	$455,402
Tax exempt municipal securities	888,592	11,379	(3,722)	896,249	686,552	14,056	(1,766)	698,842
Corporate and other securities	469,375	8,593	(3,121)	474,847	374,568	8,649	(3,407)	379,810
Mortgage-backed securities	78,722	839	(1,146)	78,415	84,399	811	(1,251)	83,959
Redeemable preferred stocks	7,310	—	(134)	7,176	27,686	95	(734)	27,047

Debt securities	2,094,199	24,248	(11,075)	2,107,372	1,628,510	25,732	(9,182)	1,645,060
Non-redeemable preferred stocks	38,221	621	(569)	38,273	31,171	683	(272)	31,582

Investment securities	$2,132,420	$24,869	$(11,644)	$2,145,645	$1,659,681	$26,415	$(9,454)	$1,676,642

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities classified as long-term assets were as follows at December 31, 2004 and 2003:

	2004				2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$146,221	$514	$(901)	$145,834	$137,512	$1,532	$(101)	$138,943
Tax exempt municipal securities	69,529	686	(271)	69,944	65,535	1,014	(294)	66,255
Corporate and other securities	69,514	1,077	(143)	70,448	57,994	1,365	(271)	59,088
Mortgage-backed securities	14,258	143	(37)	14,364	11,155	116	(44)	11,227
Redeemable preferred stocks	31,348	12,767	(36)	44,079	32,625	7,390	—	40,015

Debt securities	330,870	15,187	(1,388)	344,669	304,821	11,417	(710)	315,528
Non-redeemable preferred stocks	2,491	24	—	2,515	2,233	19	(13)	2,239
Common stocks	1,281	—	—	1,281	1,400	—	—	1,400

Equity securities	3,772	24	—	3,796	3,633	19	(13)	3,639

Long-term investment securities	$334,642	$15,211	$(1,388)	$348,465	$308,454	$11,436	$(723)	$319,167

Investment securities with a fair value of $95.4 million at December 31, 2004 and at December 31, 2003 were on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulations.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2004 and 2003:

	Less than 12 months		12 months or more		Total
2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$486,209	$(3,717)	$4,351	$(136)	$490,560	$(3,853)
Tax exempt municipal securities	316,913	(3,346)	26,869	(647)	343,782	(3,993)
Corporate and other securities	171,048	(1,846)	32,719	(1,418)	203,767	(3,264)
Mortgage-backed securities	28,865	(430)	16,581	(753)	45,446	(1,183)
Redeemable preferred stocks	6,266	(158)	1,238	(12)	7,504	(170)

Debt securities	1,009,301	(9,497)	81,758	(2,966)	1,091,059	(12,463)
Non-redeemable preferred stocks	8,455	(240)	10,789	(329)	19,244	(569)

Total investment securities	$1,017,756	$(9,737)	$92,547	$(3,295)	$1,110,303	$(13,032)

	Less than 12 months		12 months or more		Total
2003	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$251,218	$(2,125)	$—	$—	$251,218	$(2,125)
Tax exempt municipal securities	90,705	(1,566)	21,979	(494)	112,684	(2,060)
Corporate and other securities	121,184	(3,674)	714	(4)	121,898	(3,678)
Mortgage-backed securities	47,060	(1,295)	—	—	47,060	(1,295)
Redeemable preferred stocks	—	—	21,348	(734)	21,348	(734)

Debt securities	510,167	(8,660)	44,041	(1,232)	554,208	(9,892)
Non-redeemable preferred stocks	—	—	7,162	(285)	7,162	(285)

Total investment securities	$510,167	$(8,660)	$51,203	$(1,517)	$561,370	$(10,177)

Unrealized losses at December 31, 2004 resulted from 254 positions from a total of 797 positions held. Less than 4% of the carrying value of our consolidated investment securities have been in an unrealized loss position greater than one year. The unrealized losses at December 31, 2004 generally can be attributed to changes in

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rates. All issuers of securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

The contractual maturities of debt securities available for sale at December 31, 2004, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$207,247	$207,391
Due after one year through five years	684,764	686,420
Due after five years through ten years	630,175	636,992
Due after ten years	902,883	921,238

Total debt securities	$2,425,069	$2,452,041

Gross realized investment gains were $36.6 million in 2004, $52.8 million in 2003, and $24.7 million in 2002. Gross realized gains included a gain from the sale of a venture capital investment of $16.0 million in 2004 and $15.2 million in 2003.

Gross realized investment losses were $8.4 million in 2004, $16.2 million in 2003, and $34.8 million in 2002. There were no impairment losses in 2004. Gross realized losses included impairment losses of $3.2 million in 2003 and $27.2 million in 2002 after an evaluation indicated that a decline in fair value below the cost basis was other than temporary.

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. As of December 31, 2004, investment securities with a fair value of $235.5 million were on loan. Net investment income earned on securities lending transactions was $0.2 million in 2004 and 2003 and less than $0.1 million for 2002.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2004 and 2003:

	2004	2003
	(in thousands)
Land	$19,329	$20,407
Buildings	256,997	257,728
Equipment and computer software	786,713	717,173
Assets held for sale	6,172	27,517

	1,069,211	1,022,825
Accumulated depreciation	(669,705)	(606,353)

Property and equipment, net	$399,506	$416,472

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $107.3 million in 2004, $115.2 million in 2003, and $105.0 million in 2002. Depreciation expense in 2004 and 2003 included the impact of accelerating depreciation related to abandoned software more fully described below.

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

Accelerated Depreciation

After finalizing plans during the third quarter of 2004 to abandon some enrollment software by December 31, 2004, we reduced the estimated useful life of the software effective July 1, 2004. Accordingly, we accelerated the depreciation of the remaining software balance. The change in the useful life increased depreciation expense during 2004 by approximately $9.3 million ($5.7 million after tax).

After finalizing plans during the first quarter of 2003 to abandon software used in our operations by March 2003, we reduced the estimated useful life of the software effective January 1, 2003. Accordingly, we accelerated the depreciation of the remaining software balance of approximately $13.5 million ($8.3 million after tax) during the first quarter of 2003.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the non-cash pretax expenses related to the writedown and accelerated depreciation of certain long-lived assets to our Commercial and Government segments was as follows for the years ended December 31, 2004 and 2003:

	2004
	Commercial	Government	Total
	(in thousands)
Line item affected:
Depreciation and amortization	$9,349	$—	$9,349

Total pretax impact	$9,349	$—	$9,349

	2003
	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$4,325	$12,908	$17,233
Depreciation and amortization	13,527	—	13,527

Total pretax impact	$17,852	$12,908	$30,760

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2004 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2003	$633,211	$143,663	$776,874
Ochsner acquisition	65,219	43,479	108,698

Balance at December 31, 2004	$698,430	$187,142	$885,572

Other intangible assets primarily relate to acquired subscriber and provider contracts and are included with other long-term assets in the consolidated balance sheets. Amortization expense for other intangible assets was approximately $10.5 million in 2004, $11.6 million in 2003 and $15.7 million in 2002. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2005	$7,368
2006	$2,092
2007	$2,030
2008	$1,905
2009	$1,893

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our other intangible assets included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2004 and December 31, 2003:

	Weighted Average Life	2004			2003
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Subscriber contracts	9.7 yrs	$97,256	$82,343	$14,913	$85,496	$75,194	$10,302
Provider contracts	9.6 yrs	22,428	11,022	11,406	12,128	8,075	4,053
Government contracts	—	—	—	—	11,820	11,820	—
Licenses and other	23.7 yrs	5,790	1,787	4,003	5,065	1,376	3,689

Total other intangible assets	10.3 yrs	$125,474	$95,152	$30,322	$114,509	$96,465	$18,044

7. MEDICAL AND OTHER EXPENSES PAYABLE

Activity in medical and other expenses payable was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Balances at January 1	$1,272,156	$1,142,131	$1,086,386
Acquisitions	71,063	—	—
Incurred related to:
Current year	10,763,105	9,955,491	9,125,915
Prior years	(93,458)	(76,070)	12,281

Total incurred	10,669,647	9,879,421	9,138,196

Paid related to:
Current year	(9,504,331)	(8,710,393)	(8,002,610)
Prior years	(1,086,525)	(1,039,003)	(1,079,841)

Total paid	(10,590,856)	(9,749,396)	(9,082,451)

Balances at December 31	$1,422,010	$1,272,156	$1,142,131

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

As summarized in the previous table, claim reserve balances at December 31, 2003 ultimately settled during 2004 for $93.5 million less than the amounts originally estimated, representing 0.9% of medical claim expenses incurred in 2003. During 2003, claim reserve balances at December 31, 2002 ultimately settled for $76.1 million less than the amounts originally estimated, representing 0.8% of medical claim expenses recorded in 2002. This $17.4 million change in the amounts incurred related to prior years resulted primarily from favorable development in our Medicare line of business as a result of better than expected utilization in the latter half of 2003. The substantial majority of this favorable development in the Medicare business occurred under risk-sharing arrangements with providers, which resulted in minimizing the impact on our reported 2004 results from operations.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, claim reserve balances at December 31, 2001 ultimately settled for $12.3 million more than the amounts originally recorded, representing 0.1% of medical claim expenses recorded in 2001. The $88.4 million change in the amounts incurred related to prior years during 2003 consists of $68.3 million attributable to our TRICARE operations with the remaining $20.1 million primarily resulting from fourth quarter 2002 utilization in our commercial medical products ultimately being lower than originally estimated. The $68.3 million change in TRICARE incurred related to prior years resulted from establishing medical expense reserves resulting from enhanced benefits enacted for TRICARE beneficiaries as a result of congressional legislation, as well as lower than originally estimated utilization of medical services by TRICARE beneficiaries in the second half of 2002.

Our TRICARE contract contains risk-sharing provisions with the Department of Defense and with subcontractors, which effectively limit profits and losses when actual claim experience varies from the targeted medical claim amount negotiated in our annual bid. As a result of these contract provisions, the impact of changes in estimates for prior year TRICARE medical claims payable on our results of operations is reduced substantially, whether positive or negative.

We have a substantial percentage of our Medicare and Medicaid membership under risk-sharing arrangements with providers. Accordingly, the impact of changes in estimates for prior year medical claims payable on our results from operations that are attributable to our Medicare and Medicaid lines of business may also be significantly reduced, whether positive or negative.

8. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Current provision (benefit):
Federal	$77,768	$69,643	$(5,157)
States and Puerto Rico	4,462	13,888	22,775

Total current provision	82,230	83,531	17,618
Deferred provision	53,608	32,251	49,561

Provision for income taxes	$135,838	$115,782	$67,179

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2004, 2003 and 2002 due to the following:

	2004	2003	2002
	(in thousands)
Income tax provision at federal statutory rate	$145,547	$120,650	$73,477
States, net of federal benefit and Puerto Rico	14,003	13,365	10,666
Tax exempt investment income	(12,700)	(10,546)	(10,460)
Capital loss valuation allowance	(6,855)	(9,492)	24,528
Examination settlements	—	—	(32,610)
Other, net	(4,157)	1,805	1,578

Provision for income taxes	$135,838	$115,782	$67,179

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the capital loss valuation allowance resulted from our regular evaluation of probable capital gain realization in the allowable carryforward period given our recent and historical capital gain experience and the consideration of alternative tax planning strategies. During 2002, the Internal Revenue Service completed their audit of all open years prior to 2000 which resulted in an adjustment to the estimated accrual for income taxes.

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2004 and 2003 were as follows:

	Assets (Liabilities)
	2004	2003
	(in thousands)
Investment securities	$(10,522)	$(10,765)
Depreciable property and intangible assets	(110,369)	(80,255)
Medical and other expenses payable	(2,538)	6,161
Unearned revenues	8,858	25,619
Professional liability risks	13,193	12,386
Compensation, severance, and other accruals	45,047	42,720
Net operating loss carryforwards	13,970	16,303
Capital loss carryforward	22,078	30,868
Valuation allowance—capital loss carryforward	(20,123)	(26,978)

Total net deferred income tax (liabilities) assets	$(40,406)	$16,059

Amounts recognized in the consolidated balance sheets:
Other current assets	$19,428	$56,527
Other long-term liabilities	(59,834)	(40,468)

Total net deferred income tax (liabilities) assets	$(40,406)	$16,059

At December 31, 2004, we had approximately $35.9 million of net operating losses to carryforward related to prior acquisitions. These net operating loss carryforwards, if unused to offset future taxable income, will expire in 2005 through 2019.

At December 31, 2004, we had approximately $56.8 million of capital losses to carryforward, primarily related to the sale of our workers’ compensation business in 2000. These capital loss carryforwards, if unused to offset future capital gains, will expire in 2005. Accordingly, a valuation allowance has been established for the amount of related deferred tax assets that more likely than not will not be realized.

Based on our historical record of producing taxable income and estimates of future capital gains and profitability, we have concluded that future operating income and capital gains will be sufficient to give rise to tax expense and capital gains to recover all deferred tax assets, net of the valuation allowance.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEBT

Long-term debt outstanding was as follows at December 31, 2004 and 2003:

	2004	2003
	(in thousands)
Long-term debt:
6.30% senior, unsecured notes due 2018, net of unamortized discount of $780 at December 31, 2004 and $838 at December 31, 2003	$299,220	$299,162
7.25% senior, unsecured notes due 2006, net of unamortized discount of $231 at December 31, 2004 and $376 at December 31, 2003	299,769	299,624
Fair value of interest rate swap agreements	17,082	12,754
Deferred gain from interest rate swap exchange	16,338	26,175

Total senior notes	632,409	637,715
Other long-term borrowings	4,287	4,923

Total long-term debt	$636,696	$642,638

Senior Notes

In order to term-out our short-term debt and take advantage of historically low interest rates, we issued $300 million 6.30% senior notes due August 1, 2018 on August 5, 2003. Our net proceeds, reduced for the cost of the offering, were approximately $295.8 million. The net proceeds were used for general corporate purposes, including the funding of our short term cash needs.

In order to hedge the risk of changes in the fair value of our $300 million 6.30% senior notes and our $300 million 7.25% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. The interest rate swap agreements, which have the same critical terms as our 6.30% senior notes and our 7.25% senior notes, are designated fair value hedges. Changes in the fair value of the 6.30% or 7.25% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate based on LIBOR. At December 31, 2004, the effective interest rate was 3.45% for the 6.30% senior notes and 4.38% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At December 31, 2004, the fair value of our swap agreements related to the 6.30% senior notes was in our favor by $18.6 million and is included in other long-term assets and the fair value of our swap agreements related to the 7.25% senior notes was out of our favor by $1.5 million and is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been increased $17.1 million to reflect their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $9.8 million in 2004 and $5.5 million in 2003.

Credit Agreement

On September 29, 2004, we replaced our existing credit agreements with a new 5-year $600 million unsecured revolving credit agreement which will expire in September 2009. We previously maintained two unsecured revolving credit agreements consisting of a $265 million, 4-year revolving credit agreement and a $265 million, 364-day revolving credit agreement.

Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceeds 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At December 31, 2004, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also includes standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future.

We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

There was no balance outstanding under the credit agreement at December 31, 2004. The maximum amount available for borrowing under the credit agreement was $594.6 million at December 31, 2004, reduced from $600 million due to securing letters of credit of $5.4 million under the credit agreement. No amounts have ever been drawn on these letters of credit. On February 16, 2005, we paid approximately $450 million in cash for CarePlus including approximately $32 million of statutory capital and surplus in excess of the minimum statutory requirement as well as estimated transaction costs. We financed the transaction with $156 million of cash on hand and $294 million of borrowings under our credit agreement. After the CarePlus transaction, we have $300.6 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally will not exceed $600 million.

In connection with the credit arrangement, the conduit commercial paper program allowing indirect access to the commercial paper market through a third party was cancelled.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.3 million at December 31, 2004 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

Shelf Registration

Our universal shelf registration with the Securities and Exchange Commission allows us to register debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. After the issuance of our $300 million, 6.30% senior notes in August 2003, we have up to $300 million remaining from a total of $600 million under the universal shelf registration. The universal shelf registration allows us to use the net proceeds from any future sales of our securities for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

10. PROFESSIONAL LIABILITY RISKS

Activity in the reserve for professional liability risks was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Gross reserve at January 1	$242,516	$262,763	$301,518
Less recoverables from insurance	(95,008)	(142,595)	(186,973)

Net reserve at January 1	147,508	120,168	114,545

Incurred related to:
Current year	53,525	48,778	39,332
Prior years	(688)	—	(15,868)

Total incurred	52,837	48,778	23,464

Paid related to:
Current year	(659)	(1,356)	(659)
Prior years	(20,615)	(20,082)	(17,182)

Total paid	(21,274)	(21,438)	(17,841)

Net reserve at December 31	179,071	147,508	120,168
Plus recoverables from insurance	52,423	95,008	142,595

Gross reserve at December 31	$231,494	$242,516	$262,763

While our total net estimate of incurred claims for prior years did not change significantly during either 2004 or 2003, the individual components of this liability did fluctuate. Favorable development associated with our professional and general liability exposures was offset by the need for additional reserves for our director and officer errors and omissions risks. Changes in estimates of incurred claims for prior years recognized in the year ended December 31, 2002 were attributable to favorable loss development, primarily related to professional and general liability exposures. Since January 1, 2002, we have reduced the amount of coverage purchased from third party insurance carriers, causing an increase in the provision for professional liability risks and a decrease in the estimated recoverables from insurance. The total cost associated with our professional liabilities, including the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost of purchasing insurance coverage from a number of third party insurance companies not included in the table above, totaled $58.4 million in 2004, $52.5 million in 2003 and $33.6 million in 2002.

Amounts classified as current and non-current and their respective location in the consolidated balance sheets were as follows at December 31, 2004 and 2003:

	2004	2003
	(in thousands)
Gross reserve included in:
Trade accounts payable and accrued expenses (current)	$37,619	$49,594
Other long-term liabilities (non-current)	193,875	192,922

Total gross reserve	231,494	242,516

Recoverables from insurance included in:
Other current assets (current)	8,441	25,248
Other assets (non-current)	43,982	69,760

Total recoverables from insurance	52,423	95,008

Total net reserve	$179,071	$147,508

11. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $37.6 million in 2004, $37.9 million in 2003, and $34.8 million in 2002, all of which was funded currently to the extent it currently was deductible for federal income tax purposes. Based on the year end closing stock price of $29.69, approximately 24% of the retirement and savings plan’s assets were invested in our common stock representing less than 4% of the shares outstanding as of December 31, 2004. The Company match is invested in the Humana common stock fund. However, a participant may reinvest any funds, including the Company match, in any other plan investment option at any time.

Severance Benefits

We provide severance and related employee benefits based upon our existing employee benefit plans and policies. Severance benefits are generally determined based on years of service and salary. We accrue severance benefits when payment is probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits. The cost of this benefit amounted to approximately $15.5 million in 2004, $11.2 million in 2003 and $40.2 million in 2002. Severance is paid bi-weekly resulting in payments in periods subsequent to termination. Severance costs for 2002 included a $32.1 million provision in connection with our decision to consolidate our customer service centers and our enterprise-wide workforce reduction plan. The 2002 plan affected approximately 2,600 positions throughout the entire organization, including customer service, claim administration, clinical operations, provider network administration, as well as other corporate and field-based positions. We continually review estimates of future payments for probable severance benefits and make necessary adjustments to our liability for severance benefits.

Stock Based Compensation

We have plans under which restricted stock awards and options to purchase our common stock have been granted to officers, directors, key employees and consultants.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for our restricted stock awards was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance, January 1,	155,000	4,131,726	4,733,000
Granted	10,000	—	—
Vested	(155,000)	(3,904,382)	(270,000)
Forfeited	—	(72,344)	(331,274)

Balance, December 31,	10,000	155,000	4,131,726

Restricted stock awards generally vest three years from the date of grant. Unearned compensation under the restricted stock award plans is amortized over the vesting periods. Compensation expense recognized related to our restricted stock award plans was $0.2 million in 2004, $5.8 million in 2003, and $9.0 million in 2002. The decrease in compensation expense in 2004 and 2003 primarily was due to the August 7, 2003 vesting of 3.9 million shares of restricted stock.

Options are granted at the average market price on the date of grant. Exercise provisions vary, but most options vest in whole or in part 1 to 5 years after grant and expire 10 years after grant. At December 31, 2004, there were 15,543,781 shares reserved for employee and director stock option plans, including 5,451,095 shares of common stock available for future grants. On February 24, 2005, the Board of Directors approved the issuance of 2,595,700 additional options and restricted stock awards.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for our option plans was as follows for the years ended December 31, 2004, 2003 and 2002:

	Shares Under Option	Exercise Price Per Share			Weighted Average Exercise Price
Balance, January 1, 2002	10,457,948	$6.41	to	$26.94	$12.84
Granted	1,588,000	11.55	to	15.40	12.99
Exercised	(973,647)	6.50	to	15.59	8.76
Canceled or lapsed	(545,430)	6.50	to	20.16	15.36

Balance, December 31, 2002	10,526,871	6.41	to	26.94	13.11
Granted	2,500,000	9.26	to	19.73	11.51
Exercised	(2,646,578)	6.41	to	20.16	10.59
Canceled or lapsed	(686,316)	6.50	to	23.06	15.47

Balance, December 31, 2003	9,693,977	6.50	to	26.94	13.22
Granted	2,784,000	15.45	to	29.71	21.03
Exercised	(2,098,679)	6.50	to	22.63	14.28
Canceled or lapsed	(286,612)	6.50	to	21.28	15.51

Balance, December 31, 2004	10,092,686	$6.50	to	$29.71	$15.09

A summary of our stock options outstanding and exercisable was as follows at December 31, 2004:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.50	to	$ 9.59	3,065,987	6.74 Years	$ 8.59	1,869,126	$ 8.18
9.62	to	14.16	1,408,117	7.05 Years	12.64	917,506	12.54
14.78	to	21.94	5,534,582	6.45 Years	19.13	2,510,286	17.20
22.44	to	29.71	84,000	5.82 Years	26.62	38,500	26.00

$ 6.50	to	$29.71	10,092,686	6.61 Years	$15.09	5,335,418	$13.30

At December 31, 2003, there were 5,968,797 options exercisable with a weighted average exercise price of $14.06.

Compensation expense related to performance-based stock option awards, stock granted to directors and modifications to fixed-based stock option awards was $3.8 million in 2004, $0.5 million in 2003, and $0.5 million in 2002. The effects on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards is included in Note 2.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands, except per share results)
Net income available for common stockholders	$280,012	$228,934	$142,755

Weighted average outstanding shares of common stock used to compute basic earnings per common share	160,421	158,968	163,489
Dilutive effect of:
Employee stock options	1,999	1,240	999
Restricted stock awards	36	1,752	3,313

Shares used to compute diluted earnings per common share	162,456	161,960	167,801

Basic earnings per common share	$1.75	$1.44	$0.87

Diluted earnings per common share	$1.72	$1.41	$0.85

Stock options to purchase 2,134,184 shares in 2004, 4,209,266 shares in 2003, and 5,050,396 shares in 2002, were anti-dilutive and, therefore, were not included in the computations of diluted earnings per common share.

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Board of Directors had authorized the use of up to $100 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares could be purchased from time to time at prevailing prices in the open market or in privately negotiated transactions. The authorization expired in January 2005.

During 2004, we acquired 3.8 million of our common shares at an aggregate cost of $67.0 million, or an average of $17.83 per share. Of these shares, 3.6 million were acquired in open market transactions at an aggregate cost of $63.7 million, or an average of $17.52 per share, and the remaining 0.2 million shares were acquired in connection with employee stock plans at an aggregate cost of $3.3 million, or an average of $26.87 per share.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, we maintained aggregate statutory capital and surplus of $1,185.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $717.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at December 31, 2004, each of our subsidiaries would be in compliance and we would have $405.6 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

14. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2023. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an administrative expense, for all operating leases was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Rent expense	$78,222	$70,815	$81,292
Sublease rental income	(11,291)	(12,007)	(14,417)

Net rent expense	$66,931	$58,808	$66,875

Future annual minimum payments due subsequent to December 31, 2004 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
For the years ending December 31:
2005	$65,088	$(4,310)	$60,778
2006	45,729	(2,770)	42,959
2007	39,202	(2,496)	36,706
2008	28,089	(1,145)	26,944
2009	24,686	(90)	24,596
Thereafter	29,860	—	29,860

Total	$232,654	$(10,811)	$221,843

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $27.7 million in 2005, $8.1 million in 2006, $5.1 million in 2007, $1.2 million in 2008, $0.8 million in 2009 and $0.9 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Government Contracts

Our HMO, PPO and Fee-For-Service products covered under the Medicare Advantage contracts with the federal government are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. No termination notices were received in connection with our currently existing contracts. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act, or MMA, was signed into law. We believe MMA offers new opportunities in our Medicare programs, including our HMO, PPO, and Private Fee-For-Service products. We have made additional investments in the Medicare Advantage program to enhance our ability to participate in these expanded programs.

Our TRICARE South Region contract, which we were awarded in 2003, covers one of the three regions in the United States as defined by the Department of Defense. The contract is for a five-year period subject to annual renewals at the federal government’s option with the second option period scheduled to begin April 1, 2005.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 1, 2004, the Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) agreed with the District Court’s ruling as to the class for the RICO claims, although it suggested that the class should be split so that claims involving capitation and fee-for-service payments would be handled separately. However, it reversed the lower court as to state law claims, including breach of contract, unjust enrichment and violations of prompt pay laws. It found that the state claims were too individualized to be dealt with in a class action. The California subclass was not specifically challenged and therefore was permitted to remain. On October 15, 2004, the defendants filed a Petition for a Writ of Certiorari to the United States Supreme Court, asking for review of the Eleventh Circuit’s decision. The petition was denied on January 10, 2005.

On December 9, 2004, the Court issued an order rescheduling the trial for September 6, 2005. On February 10, 2005, the Court ruled that the trial would be bifurcated so that the issue of liability would be tried first, followed by proof of damages, if liability is found.

Meanwhile, on September 17, 2004, the plaintiffs filed an amended motion for class certification, seeking a global fee-for-service class and five subclasses for the time period from January 1, 1996, to the date of certification. The global class would consist of any medical doctor who provided service on a fee-for-service basis to any person insured by Cigna Corporation or any other defendant for claims of RICO conspiracy and aiding and abetting. The motion seeks subclasses for the conspiracy counts for capitation damages and capitation injunctive relief consisting of all medical doctors who provided services on a capitated basis. The motion also requests a subclass for a direct RICO claim consisting of medical doctors who provided services on a fee-for-service basis to any person insured by Humana pursuant to a contract without an arbitration clause or without a contract. The motion, which has not been ruled on, also seeks two California subclasses, one involving physicians who provided services on a fee-for-service basis and the other for capitated physicians.

Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court.

We intend to continue to defend this action vigorously.

Government Audits and Other Litigation and Proceedings

Insurance Industry Brokerage Practices Matters

We have responded to requests for information from the Departments of Insurance in the states of Ohio and North Carolina with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, and bid quoting practices. In connection with this industry wide review, we may receive requests for information or subpoenas from other regulators or attorneys general. We intend to cooperate fully with any inquiries.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SEGMENT INFORMATION

We manage our business with two segments: Commercial and Government. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, Medicaid, and TRICARE. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The accounting policies of each segment are the same and are described in Note 2. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

Our segment results were as follows for the years ended December 31, 2004, 2003, and 2002:

	Commercial Segment
	2004	2003	2002
	(in thousands)
Revenues:
Premiums:
Fully insured:
HMO	$2,827,981	$2,871,697	$2,610,926
PPO	3,786,501	3,369,109	2,888,107

Total fully insured	6,614,482	6,240,806	5,499,033
Specialty	349,564	320,206	337,295

Total premiums	6,964,046	6,561,012	5,836,328
Administrative services fees	166,032	122,846	103,203
Investment and other income	115,836	106,513	67,947

Total revenues	7,245,914	6,790,371	6,007,478
Operating expenses:
Medical	5,844,583	5,440,414	4,871,792
Selling, general and administrative	1,167,342	1,131,843	1,066,216
Depreciation and amortization	73,304	82,948	71,243

Total operating expenses	7,085,229	6,655,205	6,009,251

Income (loss) from operations	160,685	135,166	(1,773)
Interest expense	18,675	14,156	13,401

Income (loss) before income taxes	$142,010	$121,010	$(15,174)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Government Segment
	2004	2003	2002
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$3,086,598	$2,527,446	$2,629,597
TRICARE	2,127,595	2,249,725	2,001,474
Medicaid	511,193	487,100	462,998

Total premiums	5,725,386	5,264,271	5,094,069
Administrative services fees	106,764	148,830	141,193
Investment and other income	26,261	22,839	18,441

Total revenues	5,858,411	5,435,940	5,253,703

Operating expenses:
Medical	4,825,064	4,439,007	4,266,404
Selling, general and administrative	710,522	726,185	708,853
Depreciation and amortization	44,488	43,831	49,487

Total operating expenses	5,580,074	5,209,023	5,024,744

Income from operations	278,337	226,917	228,959
Interest expense	4,497	3,211	3,851

Income before income taxes	$273,840	$223,706	$225,108

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 43% for 2004, 42% for 2003 and 44% for 2002.

16. REINSURANCE

Certain old blocks of run-off insurance assumed in acquisitions, primarily life insurance and annuities, are subject to 100% coinsurance agreements where the underwriting risk and all administrative functions, including premium collections and claim payments, related to these policies has been ceded to a third-party. Coinsurance is a form of reinsurance. We acquired these policies and the related reinsurance agreements with the purchase of the stock of the companies in which the policies were originally written. We acquired these companies for business reasons unrelated to these policies, including the companies’ licenses necessary to fulfill strategic plans.

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

Given that all policies are 100% reinsured by third parties, the following amounts pertaining to the reinsurance agreements had no effect on our results of operations. Premiums ceded were $30.0 million in 2004, $45.3 million in 2003, and $59.3 million in 2002. Liabilities, included in “Other long-term liabilities,” and related reinsurance recoverables, included in “Other long-term assets,” in the accompanying consolidated balance sheets under these coinsurance agreements were $260.6 million at December 31, 2004 and $272.1 million at December 31, 2003.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2004 presented below:

Reinsurer	Total Recoverable	Rating (a)
	(in thousands)
Protective Life Insurance Company	$232,396	A+ (superior)
All others	28,190	A to A- (excellent)

	$260,586

(a)	Ratings are published by A.M. Best Company Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Humana Inc.:

We have completed an integrated audit of Humana Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9a that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 24, 2005

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2004 and 2003 follows:

	2004
	First	Second(a)	Third	Fourth
	(in thousands, except per share results)
Total revenues	$3,286,949	$3,431,478	$3,176,273	$3,209,625
Income before income taxes	102,773	122,353	127,473	63,251
Net income	67,830	80,753	84,303	47,126
Basic earnings per common share	0.42	0.50	0.53	0.30
Diluted earnings per common share	0.41	0.50	0.52	0.29

	2003
	First(b)	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$2,931,716	$3,029,958	$3,111,765	$3,152,872
Income before income taxes	47,402	104,190	93,412	99,712
Net income	31,230	69,276	62,119	66,309
Basic earnings per common share	0.20	0.44	0.39	0.41
Diluted earnings per common share	0.19	0.43	0.38	0.41

(a)	Includes the operations of Ochsner Health Plan since April 1, 2004, the date of its acquisition.
(b)	Includes expenses of $30.8 million pretax ($18.8 million after tax, or $0.12 per diluted share) for the writedown of building and equipment and software abandonment expenses due to the elimination of three customer service centers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a.	CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements and Other Information

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on our estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Business Ethics Policy. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal auditors and our independent registered public accounting firm to review and discuss internal controls over financial reporting and accounting and financial reporting matters. Our independent registered public accounting firm and internal auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to members of senior management and the Board of Directors.

Based on our evaluation as of December 31, 2004, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 91.

Michael B. McCallister

President and Chief Executive Officer

James H. Bloem

Senior Vice President and Chief Financial Officer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9b.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

Executive Officers

Set forth below are names and ages of all of our current executive officers as of March 1, 2005, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	52	President and Chief Executive Officer	09/89	(1)
James E. Murray	51	Chief Operating Officer	08/90	(2)
John M. Bertko	55	Vice President—Chief Actuary	03/00	(3)
James H. Bloem	54	Senior Vice President—Chief Financial Officer and Treasurer	02/01	(4)
Bruce J. Goodman	63	Senior Vice President—Chief Service and Information Officer	04/99	(5)
Bonita C. Hathcock	56	Senior Vice President—Chief Human Resources Officer	05/99	(6)
Arthur P. Hipwell	56	Senior Vice President—General Counsel	08/90	(7)
Thomas J. Liston	43	Senior Vice President—Strategy and Corporate Development	01/97	(8)
Jonathan T. Lord, M.D.	50	Senior Vice President—Chief Innovation Officer	04/00	(9)
Heidi S. Margulis	51	Senior Vice President—Government Relations	12/95	(10)
Steven E. McCulley	43	Vice President & Controller (Principal Accounting Officer)	08/04	(11)
Steven O. Moya	55	Senior Vice President—Chief Marketing Officer	01/01	(12)
R. Eugene Shields	57	Senior Vice President—Government Programs	09/94	(13)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Prior to that, Mr. McCallister served as Senior Vice President—Health System Management from January 1998 to February 2000 and as Division I President from July 1996 to January 1998. Mr. McCallister joined the Company in June 1974.
(2)	Mr. Murray currently serves as Chief Operating Officer, having held this position since September 2002. Prior to that, Mr. Murray held the position of Chief Operating Officer—Service Operations from February 2001 to September 2002, Chief Operating Officer—Health Plan Division and Interim Chief Financial Officer from February 2000 to February 2001, and Senior Vice President and Chief Financial Officer from November 1998 to February 2000. Mr. Murray joined the Company in October 1989.
(3)	Mr. Bertko currently serves as Vice President—Chief Actuary and joined the Company in October 1999 as Vice President—Actuarial Consulting. Prior to joining the Company, Mr. Bertko was a Principal with Reden & Anders/PM Squared in San Francisco, California from September 1996 to October 1999.
(4)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Prior to that, Mr. Bloem served as Senior Vice President and Chief Financial Officer from February 2001, when he joined the company, through July 2002. Prior to joining the company, Mr. Bloem served as an independent financial and business consultant in Grand Rapids, Michigan from September 1999 to January 2001. From March 1998 to August 1999, Mr. Bloem served as President—Personal Care Division of Perrigo Company in Allegan, Michigan.
(5)	Mr. Goodman currently serves as Senior Vice President and Chief Service and Information Officer having held this position since September 2002. Mr. Goodman joined the Company in April 1999 as Senior Vice President and Chief Information Officer. Prior to joining the Company, Mr. Goodman served as Chief Executive Officer of C2K Technology Partners, Inc. in Livingston, New Jersey from 1998 to April 1999.

(6)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer having held this position since May 1999. Prior to joining the Company, Ms. Hathcock served as Vice President of Human Resources & Development for US Airways Group in Crystal City, Virginia from 1997 to 1999.
(7)	Mr. Hipwell currently serves as Senior Vice President and General Counsel having held this position since September 1999. Prior to that, Mr. Hipwell served in the same capacity from June 1994 until his retirement in January 1999. Mr. Hipwell joined the Company in 1979 and was originally elected an officer in 1990.
(8)	Mr. Liston currently serves as Senior Vice President—Strategy & Corporate Development having held this position since July 2000. Prior to that, Mr. Liston served as Vice President—Corporate Development from January 1998 to July 2000, and as Controller and Vice President—Finance. Mr. Liston joined the Company in 1995.
(9)	Dr. Lord currently serves as Senior Vice President and Chief Innovation Officer having held this position since September 2002. Prior to that, he served as Senior Vice President and Chief Clinical Strategy and Innovation Officer from February 2001 to September 2002. Dr. Lord joined the Company in April 2000 as Senior Vice President and Chief Medical Officer. Prior to joining the Company, Dr. Lord was President of Health Dialog in Boston, Massachusetts from December 1999 to April 2000 and Chief Operating Officer of the American Hospital Association in Washington, D.C. from November 1995 to November 1999.
(10)	Ms. Margulis currently serves as Senior Vice President—Government Relations having held this position since January 2000. Prior to that, she served as Vice President—Government Affairs from May 1996 to January 2000. Ms. Margulis joined the Company in November 1985.
(11)	Mr. McCulley currently serves as Vice President & Controller (Principal Accounting Officer) having held this position since August 2004. Prior to that, he served as Vice President & Controller from January 2001 to August 2004, Vice President and Chief Financial Officer of Market Operations from May 2000 to January 2001, and has held various financial positions since joining the company in 1990.
(12)	Mr. Moya currently serves as Senior Vice President and Chief Marketing Officer having held this position since January 2001. Prior to joining the Company, Mr. Moya was Vice President—Strategic Planning for Latin Works Marketing in Los Angeles, California from January 1999 to December 2000.
(13)	Mr. Shields currently serves as Senior Vice President—Government Programs (TRICARE) and Puerto Rico having held this position since February 2001 and is retiring effective March 31, 2005. Mr. Shields previously served as Senior Vice President—Development from February 2001 to June 2001 and Senior Vice President and Chief Operating Officer—Emphesys, Inc. (a subsidiary of Humana Inc.) from February 2000 to February 2001. Prior to that, Mr. Shields served as President of Humana Military Health Services Division from July 1994 to February 2000. Mr. Shields joined the Company in 1994.

Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

Corporate Governance Items

We have made available free of charge on or through our Internet web site (http://www.humana.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our Board of Directors, including a determination of independence for each member, the various committees of our Board of Directors, the charters of these committees, the name(s) of the Directors designated as a financial expert under rules and regulations promulgated by the SEC, the process for designating a lead director to act at executive sessions of the non-management Directors, the pre-approval process of non-audit services provided by our independent accountants, the process by which stockholders can communicate with Directors, the process by which stockholders can make Director nominations, the Company’s Corporate Governance guidelines, the Humana Principles of Business Ethics, and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Any waivers or amendments for Directors or Executive Officers to the Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. The

Company will provide any of these documents in print without charge to any stockholder who makes a written request to: Joan O. Lenahan, Corporate Secretary, Humana Inc., 500 West Main Street, 27th floor, Louisville, Kentucky 40202. Additional information about these items can be found in, and is incorporated by reference to, the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Corporate Governance-Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Corporate Governance-Committee Composition” of such Proxy Statement.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, violations of which should be reported to the Audit Committee. The code may be viewed on our web site at www.humana.com. Any amendment to or waiver of the application of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly disclosed on the Company’s web site at www.humana.com.

Code of Business Conduct and Ethics

Since 1995, the Company has operated under an omnibus Code of Ethics and Business Conduct, known as the Humana Inc. Principles of Business Ethics, which includes provisions ranging from restrictions on gifts to conflicts of interest. All employees and directors are required to annually affirm in writing their acceptance of the code. The Humana Inc. Principles of Business Ethics was adopted by our Board of Directors in February 2004 as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Principles of Business Ethics are available at our web site www.humana.com and upon a written request addressed to Humana Inc. Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202. Any waiver of the application of the Humana Inc. Principles of Business Ethics to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.

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

Corporate Governance Guidelines

The Board of Directors has adopted Corporate Governance Guidelines, which are intended to comply with the requirements of Section 303A.09 of the NYSE Listed Company Manual. The code was attached as Appendix A to our Proxy Statement for the Annual Meeting of Stockholders held on April 22, 2004 and is incorporated by reference herein. The Corporate Governance Guidelines may be viewed on our web site at www.humana.com and are also available upon a written request addressed to Humana Inc. Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202.

Certifications

Our CEO and CFO have signed the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. These certifications are filed as Exhibits to this Annual Report on Form 10-K. Additionally, our CEO has signed the December 31, 2003 certificate as to compliance with the Corporate Governance Listing Standards adopted by the New York Stock Exchange and will sign the December 31, 2004 certificate.

ITEM 11.	EXECUTIVE COMPENSATION

Restricted Stock Grants

The 2003 Stock Incentive Plan and the 1996 Stock Incentive Plan (collectively the “Stock Incentive Plans”) were approved by the Stockholders. Under the Stock Incentive Plans, from time to time the Company may grant stock options and stock appreciation rights and may make grants of restricted stock, performance awards, phantom stock awards and other stock-based and cash-based grants and awards to directors, executive officers, and other employees of the Company and its Subsidiaries. The Stock Incentive Plans have been previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A dated March 28, 2003 and the Company’s Proxy Statement on Schedule 14A dated March 31, 1998, and are hereby incorporated by reference in their entirety. Forms of Restricted Stock agreements that may be used in connection with the grant of Restricted Stock under the Stock Incentive Plans are attached as Exhibit(cc) and Exhibit 10(dd) hereto and are hereby incorporated by reference in their entirety.

At its February 24, 2005 meeting, the Compensation Committee of the Board of Directors granted restricted stock to certain of the Company’s executive officers pursuant to the Stock Incentive Plan as set forth below:

Executive Officer	Restricted Shares Granted
John M. Bertko, Vice President & Chief Actuary	2,700
Thomas J. Liston, Senior Vice President—Strategy & Corporate Development	2,100
Steven E. McCulley, Vice President & Controller	2,100
Heidi S. Margulis, Senior Vice President—Government Relations	1,600

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Executive Compensation of the Company” of such Proxy Statement.

Discretionary Bonus

On February 24, 2005, the Organization & Compensation Committee of the Company’s Board of Directors awarded James E. Murray, Chief Operating Officer, a cash bonus of $48,049. This discretionary bonus is in addition to incentive compensation which has been earned by him under the Company’s Executive Management Incentive Compensation Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Security Ownership of Certain Beneficial Owners of Company Common Stock” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Certain Transactions with Management and Others” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Audit Committee Report” of such Proxy Statement.

Audit Committee Pre-approval Policies and Procedures

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 appearing under the caption “Audit Committee” and under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedule and exhibits set forth below are filed as part of this report

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

Schedule I    Parent Company Financial Information

Schedule II    Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)		Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.

(b)		By-laws, as amended. Exhibit 3(b) to the Company’s Annual Report for the fiscal year ended December 31, 1997, is incorporated by reference herein.

4(a)		Form of Amended and Restated Rights Agreement dated February 14, 1996, between Humana Inc. and Mid-America Bank of Louisville and Trust Company. Exhibit 1.3 to the Registration Statement (File No. 1-5975) on Form 8-A/A dated February 14, 1996, is incorporated by reference herein.

(b)		Amendment No. 2 to the Amended and Restated Rights Agreement dated February 14, 1996. Exhibit 4.3 to the Registration Statement (File No. 1-5975) on Form 8-A12B/A filed March 1, 1999, is incorporated by reference herein.

(c)		Indenture dated as of August 2001 covering the Company’s 7 1/4% Senior Notes due 2006. Exhibit 4.1 to Registration Statement No. 333-63384 is incorporated by reference herein.

(d)		Indenture dated August 5, 2003 covering the Company’s Senior Debt Securities. Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(e)		First Supplemental Indenture dated August 5, 2003 covering the Company’s 6.30% Senior Notes due 2018. Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(f)		There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described herein in Note 9 to Consolidated Financial Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness to the Commission upon request.

10(a)	*	1989 Stock Option Plan for Employees. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(b)	*	Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

10	(c)*	Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

	(d)*	1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

	(e)*	Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors. Annex C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

	(f)*	Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors. Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

	(g)*	1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

	(h)*	1996 Stock Incentive Plan for Employees. Annex A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 9, 1996, is incorporated by reference herein.

	(i)*	1996 Stock Incentive Plan for Employees as amended in 1998. Exhibit C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

	(j)*	Humana Inc. Non-Qualified Stock Option Plan for Employees. Exhibit 99 to the Company’s Form S-8 Registration Statement (333-86801) filed on September 9, 1999, is incorporated by reference herein.

	(k)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options). Exhibit 10(a) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

	(l)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options). Exhibit 10(b) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

	(m)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Non-Qualified Stock Options). Exhibit 10(c) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

	(n)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Incentive Stock Options). Exhibit 10(d) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

	(o)*	Humana Inc. 2003 Stock Incentive Plan. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 15, 2003, is incorporated by reference herein.

	(p)*	Humana Inc. 2003 Executive Management Incentive Compensation Plan. Appendix C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 15, 2003, is incorporated by reference herein.

	(q)*	Restated agreement providing for termination benefits in the event of a change of control. Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

10	(r)*	Employment Agreement—Michael B. McCallister. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference herein.

	(s)*	Agreement—David A. Jones, dated December 15, 1999. Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

	(t)*	Trust under Humana Inc. Deferred Compensation Plans. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

	(u)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors. Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

	(v)*	Severance policy. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference herein.

	(w)*	Humana Officers’ Target Retirement Plan, as amended. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

	(x)*	Summary of Changes to Humana Inc. Retirement Plans, as amended. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

	(y)*	Humana Supplemental Executive Retirement and Savings Plan, as amended and restated on December 31, 2003. Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

	(z)*	Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

	(aa)*	Executive Long-Term Disability Program. Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference herein.

	(bb)*	Indemnity Agreement. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

	(cc)*	Form of Company’s Restricted Stock Agreement under the 1996 Stock Incentive Plan, filed herewith.

	(dd)*	Form of Company’s Restricted Stock Agreement under the 2003 Stock Incentive Plan, filed herewith.

	(ee)	Agreement between the Secretary of the Department of Health and Human Services and Humana Medical Plan, Inc. Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

	(ff)	Five-Year Credit Agreement. Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference herein.

	(gg)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of the Company, filed herewith.

12		Computation of ratio of earnings to fixed charges, filed herewith.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers. Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

21	List of subsidiaries, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	CEO certification pursuant to Rule 13a-14(a)/(15d-14(a), filed herewith.

31.2	CFO certification pursuant to Rule 13a-14(a)/(15d-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*  Exhibits 10(a) through and including 10(dd) are compensatory plans or management contracts.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$242,868	$321,676
Investment securities	196,420	77,717
Receivable from operating subsidiaries	115,813	78,834
Securities lending collateral	7,991	—
Other current assets	67,696	79,531

Total current assets	630,788	557,758
Property and equipment, net	292,523	281,168
Investments in subsidiaries	2,530,458	2,384,709
Notes receivable from operating subsidiaries	17,000	17,000
Other	75,087	66,180

Total assets	$3,545,856	$3,306,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$400,960	$379,583
Current portion of notes payable to operating subsidiaries	27,600	27,600
Book overdraft	53,526	130,948
Other current liabilities	211,595	164,716
Securities lending payable	7,991	—

Total current liabilities	701,672	702,847
Long-term debt	636,696	642,638
Notes payable to operating subsidiaries	18,000	18,000
Other	99,364	107,381

Total liabilities	1,455,732	1,470,866

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 176,044,649 shares issued in 2004, and 173,909,127 shares issued in 2003	29,340	28,984
Treasury stock, at cost, 15,778,088 shares in 2004, and 12,018,281 shares in 2003	(201,000)	(133,976)
Other stockholders’ equity	2,261,784	1,940,941

Total stockholders’ equity	2,090,124	1,835,949

Total liabilities and stockholders’ equity	$3,545,856	$3,306,815

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$502,833	$458,373	$428,426
Investment income (loss) and other income, net	18,312	19,883	(6,279)

	521,145	478,256	422,147
Expenses:
Selling, general and administrative	412,761	357,041	342,572
Depreciation	87,597	82,478	69,384
Interest	24,857	21,229	21,480

	525,215	460,748	433,436

(Loss) income before income taxes and equity in net earnings of subsidiaries	(4,070)	17,508	(11,289)
(Benefit) provision for income taxes	(14,075)	10,944	(25,475)

Income before equity in net earnings of subsidiaries	10,005	6,564	14,186
Equity in net earnings of subsidiaries	270,007	222,370	128,569

Net income	$280,012	$228,934	$142,755

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Net cash provided by operating activities	$266,775	$200,011	$325,893

Cash flows from investing activities:
Purchases of investment securities	(989,757)	(388,138)	(7,470)
Proceeds from sale of investment securities	812,796	244,442	12,553
Maturities of investment securities	56,740	65,393	—
Purchases of property and equipment, net	(98,953)	(90,765)	(94,505)
Capital contributions to operating subsidiaries	(5,201)	(17,000)	(11,000)
Surplus note redemption from operating subsidiaries	—	35,000	12,000
Change in securities lending collateral	(7,991)	—	—
Other	(4,726)	70	1,030

Net cash used in investing activities	(237,092)	(150,998)	(87,392)

Cash flows from financing activities:
Net conduit commercial paper borrowings	—	(265,000)	2,000
Proceeds from issuance of senior notes	—	299,139	—
Proceeds from swap exchange	—	31,556	—
Debt issue costs	(1,954)	(3,331)	(1,549)
Change in book overdraft	(77,422)	73,463	(46,084)
Change in securities lending payable	7,991	—	—
Repayment of notes issued to operating subsidiaries	—	(31,500)	—
Common stock repurchases	(67,024)	(44,147)	(74,035)
Proceeds from stock option exercises and other	29,918	25,475	9,577

Net cash (used in) provided by financing activities	(108,491)	85,655	(110,091)

(Decrease) increase in cash and cash equivalents	(78,808)	134,668	128,410
Cash and cash equivalents at beginning of year	321,676	187,008	58,598

Cash and cash equivalents at end of year	$242,868	$321,676	$187,008

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $126.0 million in 2004, $131.0 million in 2003 and $198.0 million in 2002.

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

Notes Receivables from Operating Subsidiaries

We funded certain subsidiaries with surplus note agreements. These notes are generally non-interest bearing and may not be entered into or repaid without the prior approval of the applicable Departments of Insurance.

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 3.33% to 6.65% and are payable between 2005 and 2009. We recorded interest expense of $1.7 million, $3.9 million and $4.2 million related to these notes for the years ended December 31, 2004, 2003 and 2002, respectively.

3. REGULATORY REQUIREMENTS

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

As of December 31, 2004, we maintained aggregate statutory capital and surplus of $1,185.5 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $717.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at December 31, 2004, each of our subsidiaries would be in compliance and we would have $405.6 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003, and 2002

(in thousands)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2004	$40,400	$355	$6,433	$(1,338)	$(11,344)	$34,506
2003	30,178	—	7,416	6,584	(3,778)	40,400
2002	38,539	—	5,990	(4,412)	(9,939)	30,178

Deferred tax asset valuation allowance:
2004	26,978		(6,855)			20,123
2003	36,470		(9,492)			26,978
2002	11,942		24,528			36,470

(1)	Represents changes in retroactive membership adjustments to premium revenues as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM
James H. Bloem Senior Vice President and Chief Financial Officer

Date:	March 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	March 1, 2005

/s/ DAVID A. JONES David A. Jones	Chairman of the Board	March 1, 2005

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Vice Chairman of the Board	March 1, 2005

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	March 1, 2005

/s/ MICHAEL E. GELLERT Michael E. Gellert	Director	March 1, 2005

/s/ JOHN R. HALL John R. Hall	Director	March 1, 2005

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Director	March 1, 2005

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer Executive Officer	March 1, 2005

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	March 1, 2005