Form 10-Q
period 2005-03-31
HUMANA INC
filed 2005-05-05
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2005
$0.16 2/3 par value	161,839,236 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2005

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$560,264	$580,079
Investment securities	2,136,841	2,145,645
Receivables, less allowance for doubtful accounts of $37,215 in 2005 and $34,506 in 2004:
Premiums	568,184	554,661
Administrative services fees	20,145	24,954
Securities lending collateral	126,678	77,840
Other	226,339	212,958

Total current assets	3,638,451	3,596,137

Property and equipment, net	428,890	399,506
Other assets:
Long-term investment securities	345,692	348,465
Goodwill	1,244,370	885,572
Other	492,190	427,937

Total other assets	2,082,252	1,661,974

Total assets	$6,149,593	$5,657,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,546,050	$1,422,010
Trade accounts payable and accrued expenses	395,498	488,332
Book overdraft	192,741	192,060
Securities lending payable	126,678	77,840
Unearned revenues	143,683	146,326

Total current liabilities	2,404,650	2,326,568
Long-term debt	885,271	636,696
Other long-term liabilities	659,867	604,229

Total liabilities	3,949,788	3,567,493

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 177,556,156 shares issued at March 31, 2005 and 176,044,649 shares issued at December 31, 2004	29,592	29,340
Capital in excess of par value	1,055,491	1,017,156
Retained earnings	1,339,618	1,229,823
Accumulated other comprehensive (loss) income	(5,648)	16,526
Unearned stock compensation	(16,872)	(1,721)
Treasury stock, at cost, 15,824,092 shares at March 31, 2005 and 15,778,088 shares at December 31, 2004	(202,376)	(201,000)

Total stockholders’ equity	2,199,805	2,090,124

Total liabilities and stockholders’ equity	$6,149,593	$5,657,617

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2005	2004
	(in thousands, except per share results)
Revenues:
Premiums	$3,290,815	$3,179,181
Administrative services fees	61,735	78,237
Investment and other income	34,675	29,531

Total revenues	3,387,225	3,286,949

Operating expenses:
Medical	2,753,733	2,683,516
Selling, general and administrative	474,033	469,629
Depreciation and amortization	29,249	26,312

Total operating expenses	3,257,015	3,179,457

Income from operations	130,210	107,492

Interest expense	8,523	4,719

Income before income taxes	121,687	102,773

Provision for income taxes	11,892	34,943

Net income	$109,795	$67,830

Basic earnings per common share	$0.68	$0.42

Diluted earnings per common share	$0.67	$0.41

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$109,795	$67,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,249	26,312
Provision for deferred income taxes	7,255	12,223
Changes in operating assets and liabilities, net of effect of business acquired:
Receivables	(6,425)	(20,546)
Other assets	(8,360)	(15,472)
Medical and other expenses payable	86,665	124,628
Other liabilities	(97,548)	(32,431)
Unearned revenues	(22,416)	(201,699)
Other, net	1,013	(900)

Net cash provided by (used in) operating activities	99,228	(40,055)

Cash flows from investing activities
Acquisitions, net of cash acquired	(348,099)	—
Purchases of property and equipment	(36,193)	(22,732)
Proceeds from sales of property and equipment	8	19,385
Purchases of investment securities	(714,371)	(1,491,272)
Maturities of investment securities	261,665	246,845
Proceeds from sales of investment securities	434,506	786,868
Change in securities lending collateral	(48,838)	(15,222)

Net cash used in investing activities	(451,322)	(476,128)

Cash flows from financing activities
Borrowings under credit agreement	294,000	—
Repayments under credit agreement	(25,000)	—
Change in securities lending payable	48,838	15,222
Common stock repurchases	(1,376)	(12,836)
Change in book overdraft	681	(8,617)
Proceeds from stock option exercises and other	15,136	8,657

Net cash provided by financing activities	332,279	2,426

Decrease in cash and cash equivalents	(19,815)	(513,757)
Cash and cash equivalents at beginning of period	580,079	931,404

Cash and cash equivalents at end of period	$560,264	$417,647

Supplemental cash flow disclosures:
Interest payments	$10,277	$6,581
Income tax payments, net	$25,831	$4,353

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. References throughout this document to “we,” “us,” “our,” the “Company,” and “Humana,” mean Humana Inc. and all entities we own. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2004, that was filed with the Securities and Exchange Commission, or the SEC, on March 2, 2005.

The preparation of our condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the recognition of revenue related to our TRICARE contract, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ materially from those estimates. Refer to “Critical Accounting Policies and Estimates” in Humana’s 2004 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(2) Significant Accounting Policies

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 11 to the consolidated financial statements in Humana’s 2004 Annual Report on Form 10-K. We account for stock options granted to our employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, or APB No. 25. No employee compensation cost is reflected in net income related to fixed-based stock option awards because these options had an exercise price equal to the market value of the underlying common stock on the date of grant. Generally, if a fixed-based stock option award is subsequently modified, compensation expense, if any, is recorded for the amount that the market price of Humana common stock exceeds the option’s exercise price on the date the option is modified. Compensation expense for performance-based stock options is recognized over the performance period varying based on the market value of the underlying common stock at the end of each period. Compensation expense is recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of Humana common stock on the date of the grant.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards using the Black-Scholes pricing model was as follows for the three months ended March 31, 2005 and 2004.

	2005	2004
	(in thousands, except per share results)
Net income, as reported	$109,795	$67,830
Add: Stock-based employee compensation expense included in reported net income, net of related tax	1,048	782
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(4,108)	(2,832)

Adjusted net income	$106,735	$65,780

Earnings per share:
Basic, as reported	$0.68	$0.42

Basic, pro forma	$0.66	$0.41

Diluted, as reported	$0.67	$0.41

Diluted, pro forma	$0.65	$0.40

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, or Statement 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R beginning January 1, 2006 under either a prospective or retrospective approach. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for the three months ended March 31, 2005 and 2004 is disclosed above. We currently are evaluating all of the provisions of Statement 123R and the expected effect on us including, among other items, selecting an option pricing model and determining the transition method.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(3) Acquisitions

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company. CarePlus provides Medicare Advantage HMO plans and benefits to Medicare eligible members in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. We paid approximately $444.4 million in cash including estimated transaction costs. We financed the transaction with $294.0 million of borrowings under our credit agreement and $150.4 million of cash on hand. The purchase price is subject to a balance sheet settlement process with a nine month claims run-out period. The preliminary fair value of the acquired tangible assets (liabilities), which is subject to further refinement, consisted of the following:

(in thousands)
Cash and cash equivalents	$92,116
Premiums receivable and other current assets	6,487
Property and equipment and other assets	19,037
Medical and other expenses payable	(37,375)
Other current liabilities	(29,593)
Other liabilities	(9,686)

Net tangible assets acquired	$40,986

The purchase price exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $403.4 million. We preliminarily have allocated the excess purchase price over the fair value of the net tangible assets acquired to other intangible assets of $73.0 million and associated deferred tax liabilities of $28.4 million, and goodwill of $358.8 million. The other intangible assets, which consist primarily of subscriber contracts, have a weighted-average useful life of approximately 10 years. Approximately $56.0 million of the acquired goodwill is deductible for income tax purposes. We are using an independent third party valuation specialist firm to assist us in evaluating the fair value of assets acquired. The purchase price allocation is preliminary pending completion of the independent valuation analysis of the tangible and intangible net assets and the balance sheet settlement process.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash. Ochsner, a Louisiana health plan, enabled us to enter a new market with significant market share which should facilitate new sales opportunities in this and surrounding markets, including Houston, Texas.

The results of operations and financial condition of CarePlus and Ochsner have been included in our consolidated statements of income and consolidated balance sheets since the acquisition date. The pro forma financial information presented below assumes that the acquisitions of CarePlus and Ochsner had occurred as of the beginning of each respective period. The pro forma adjustments include the pro forma effect of amortization of other intangible assets arising from the purchase price allocation and interest expense related to the assumed financing of the cash purchase price and the associated income tax effects of the pro forma adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the CarePlus and Ochsner acquisitions been consummated at the beginning of the respective periods.

	For the three months ended March 31,
	2005	2004
	(in thousands)
Revenues	$3,459,140	$3,591,819
Net income	$111,925	$75,748
Earnings per share:
Basic	$0.70	$0.47
Diluted	$0.68	$0.46

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2005 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2004	$698,430	$187,142	$885,572
CarePlus acquisition	—	358,798	358,798

Balance at March 31, 2005	$698,430	$545,940	$1,244,370

Other intangible assets primarily relate to acquired subscriber and provider contracts and are included with other long-term assets in the condensed consolidated balance sheets. Amortization expense for other intangible assets was approximately $4.4 million for the three months ended March 31, 2005 and $2.4 million for the three months ended March 31, 2004. The following table presents our estimate of amortization expense for the remaining nine months of 2005, and for each of the five next succeeding fiscal years:

(in thousands)
For the nine month period ending December 31, 2005	$16,851
For the years ending December 31,:
2006	$14,973
2007	$12,245
2008	$10,028
2009	$6,765
2010	$6,341

The following table presents details of our other intangible assets included in other non-current assets in the accompanying condensed consolidated balance sheets at March 31, 2005 and December 31, 2004:

	Weighted Average Life	March 31, 2005			December 31, 2004
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	9.8 yrs	$168,256	$85,827	$82,429	$97,256	$82,343	$14,913
Provider contracts	9.6 yrs	22,428	11,801	10,627	22,428	11,022	11,406
Licenses and other	18.6 yrs	7,790	1,966	5,824	5,790	1,787	4,003

Total other intangible assets	10.1 yrs	$198,474	$99,594	$98,880	$125,474	$95,152	$30,322

(5) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Net income	$109,795	$67,830
Net unrealized investment (losses) gains, net of tax	(22,174)	7,732

Comprehensive income, net of tax	$87,621	$75,562

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(6) Earnings Per Common Share

We compute basic earnings per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and unvested restricted shares using the treasury stock method. There were no adjustments required to be made to net income for purposes of computing basic or diluted earnings per common share.

The following table presents details supporting the computation of basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
	(in thousands, except per share results)
Net income available for common stockholders	$109,795	$67,830
Weighted average outstanding shares of common stock used to compute basic earnings per common share	160,911	161,966
Dilutive effect of:
Employee stock options	3,259	2,333
Restricted stock	9	58

Shares used to compute diluted earnings per common share	164,179	164,357

Basic earnings per common share	$0.68	$0.42

Diluted earnings per common share	$0.67	$0.41

Number of antidilutive stock options excluded from computation	—	124

(7) Income Taxes

The effective income tax rate was 9.8% for the first quarter of 2005 and 34.0% for the first quarter of 2004. The effective tax rate for the first quarter of 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million during the first quarter of 2005 in connection with the expiration of the statute of limitation on a tax position related to the 2000 tax year.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(8) Long-term Debt

Long-term debt outstanding was as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Long-term debt:
6.30% senior, unsecured notes due Aug. 1, 2018, net of unamortized discount of $766 at March 31, 2005 and $780 at December 31, 2004	$299,234	$299,220
7.25% senior, unsecured notes due Aug. 1, 2006, net of unamortized discount of $195 at March 31, 2005 and $231 at December 31, 2004	299,805	299,769
Fair value of interest rate swap agreements	(716)	17,082
Deferred gain from interest rate swap exchange	13,822	16,338

Total senior notes	612,145	632,409
Credit agreement	269,000	—
Other long-term borrowings	4,126	4,287

Total long-term debt	$885,271	$636,696

Swap Agreements

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

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate based on LIBOR. At March 31, 2005, the effective interest rate was 4.00% for the 6.30% senior notes and 4.83% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At March 31, 2005, the fair value of our swap agreements related to the 6.30% senior notes was in our favor by $8.3 million and is included in other long-term assets and the fair value of our swap agreements related to the 7.25% senior notes was out of our favor by $9.0 million and is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been decreased $0.7 million to reflect their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $2.5 million for the three months ended March 31, 2005 and $2.4 million for the three months ended March 31, 2004.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Credit Agreement

On September 29, 2004, we entered into a 5-year $600 million unsecured revolving credit agreement which will expire in September 2009. Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At March 31, 2005, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

On February 16, 2005, we borrowed $294.0 million under the credit agreement to finance the CarePlus acquisition. Since the CarePlus transaction, we have repaid $25 million under the credit agreement. In addition, we have secured letters of credit of $5.6 million under the credit agreement. No amounts have ever been drawn on these letters of credit. As of March 31, 2005, we have $325.4 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally will not exceed $600 million.

At March 31, 2005, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.1 million at March 31, 2005 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(9) Guarantees and Contingencies

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

Our TRICARE South Region contract covers one of the three regions in the United States as defined by the Department of Defense. The five-year contract, which is subject to annual renewals at the federal government’s option, expires March 31, 2009. Upon renewal notification, we began providing services under the contract’s second option period on April 1, 2005.

We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration through June 30, 2005. Due to recent changes in leadership and policy revisions under consideration, the government of Puerto Rico has decided to delay the bid process for new contracts. We are currently negotiating the terms of contract extensions for a period of up to one year. At this time we are unable to predict the ultimate impact that any government policy revisions might have on our Medicaid contracts in Puerto Rico. Our other Medicaid contracts are in Florida and Illinois, and are annual contracts.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

On September 17, 2004, the plaintiffs filed an amended motion for class certification, seeking a global fee-for-service class and five subclasses for the time period from January 1, 1996, to the date of certification. The global class would consist of any medical doctor who provided service on a fee-for-service basis to any person insured by Cigna Corporation or any other defendant for claims of RICO conspiracy and aiding and abetting. The motion seeks subclasses for the conspiracy counts for capitation damages and capitation injunctive relief consisting of all medical doctors who provided services on a capitated basis. The motion also requests a subclass for a direct RICO claim consisting of medical doctors who provided services on a fee-for-service basis to any person insured by Humana pursuant to a contract without an arbitration clause or without a contract. The motion also seeks two California subclasses, one involving physicians who provided services on a fee-for-service basis and the other for capitated physicians. On April 22, 2005, the defendants filed an omnibus motion for summary judgment as to all counts of the complaint. The Court has not ruled on these motions.

Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court. On May 2, 2005, Health Net, Inc. announced that it has entered into a settlement agreement with the plaintiffs. The settlement agreement is subject to Court review and approval.

We intend to continue to defend this action vigorously.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results for the three months ended March 31, 2005 and 2004 are as follows:

	Commercial Segment
	For the three months ended March 31,
	2005	2004
	(in thousands)
Revenues:
Premiums:
Fully insured
PPO	$904,473	$944,156
HMO	612,921	672,964

Total fully insured	1,517,394	1,617,120
Specialty	93,538	85,971

Total premiums	1,610,932	1,703,091
Administrative services fees	50,111	41,696
Investment and other income	29,390	23,638

Total revenues	1,690,433	1,768,425

Operating expenses:
Medical	1,324,703	1,422,777
Selling, general and administrative	291,857	286,727
Depreciation and amortization	18,008	16,065

Total operating expenses	1,634,568	1,725,569

Income from operations	55,865	42,856
Interest expense	6,402	3,770

Income before income taxes	$49,463	$39,086

	Government Segment
	For the three months ended March 31,
	2005	2004
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$983,141	$706,318
TRICARE	562,328	648,993
Medicaid	134,414	120,779

Total premiums	1,679,883	1,476,090
Administrative services fees	11,624	36,541
Investment and other income	5,285	5,893

Total revenues	1,696,792	1,518,524

Operating expenses:
Medical	1,429,030	1,260,739
Selling, general and administrative	182,176	182,902
Depreciation and amortization	11,241	10,247

Total operating expenses	1,622,447	1,453,888

Income from operations	74,345	64,636
Interest expense	2,121	949

Income before income taxes	$72,224	$63,687

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2004 revenues of $13.1 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of March 31, 2005, we had approximately 7.0 million members in our medical insurance programs, as well as approximately 1.8 million members in our specialty products programs.

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

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent. We draw revenues from group, individual, Medicare, Medicaid and military business lines. We believe that it is difficult to time market cycles and external influences on various parts of our businesses. By remaining committed to varied lines of business with a long-term view, we may benefit through short-term market cycles. We believe our diversification across segments and products allows us to increase our chances of success.

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

Our strategy to drive Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of a variety of innovative and consumer-choice product designs. These products are supported by electronic informational capabilities, including education, tools, and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of quickly rising health care costs for their employees. Membership in our Smart products and other consumer-choice health plans exceeded 390,000 members at March 31, 2005, increasing approximately 40% since December 31, 2004. We believe that growth in these products, which are offered both on a fully-insured and ASO basis and may ultimately be competitively priced to produce higher margins, is a key component, among other items, for further improvement in the results of our Commercial segment. Additionally, we have increased the diversification of our commercial membership base, not only through our consumer-choice products, but also by (1) expanding our ASO membership in the mid-market group segment to take advantage of our network discounts and (2) launching our HumanaOne individual product to address an increasing migration of insureds from small group. While we expect our consumer-choice products to become a driver of growth in the years ahead as health care inflation persists, we are enhancing the traditional products which comprise the bulk of our commercial portfolio today by applying our consumer-choice innovation.

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

In our Government segment, the passage of the Medicare Prescription Drug, Improvement, and Modernization Act, or MMA, in December 2003 demonstrated the federal government’s commitment to providing health benefits and options to seniors and has started the resurgence of Medicare as a business line that should bring us accelerating growth in 2005 and 2006. Our current Medicare presence today includes almost 450,000 members in 13 HMO markets, 20 local PPO markets, and 12 states in which we have a private fee-for-service offering. Over the course of the remainder of 2005, we expect to add another 17 local PPO markets, expand our private fee-for-service offering to 35 states and add both a private fee-for-service and HMO product in Puerto Rico. Medicare Private Fee-For-Service plans generally offer additional benefits compared to traditional Medicare in exchange for a monthly premium paid by the member. These plans typically include a prescription drug benefit with no provider network restrictions. Local Medicare PPO plans typically will offer an even higher level of benefits to members, including a prescription drug benefit and a lower level of member cost-sharing on many benefits while seeking medical services from in-network providers. By December 31, 2005, we anticipate having approximately 480,000 to 500,000 Medicare Advantage members.

Although still under evaluation, we believe we are well-positioned to participate in Medicare Regional PPO plans and the Medicare Prescription Drug Plan, or PDP, as established by the MMA, beginning in 2006. In connection herewith, we have notified CMS of our intent to bid on these programs. As a long-time successful participant in the Medicare program, we believe that we possess (1) the business competencies and management experience with senior product design, (2) a robust and scalable multi-channel distribution system, (3) an established and competitive network including a national retail pharmacy network, and (4) an established brand awareness with seniors; all of which will enable us to compete for market share in this expanding business line over the next several years.

In our TRICARE business, after being awarded the South Region contract in 2003, we transitioned our TRICARE business during 2004 to one of three newly-created regions under the government’s revised TRICARE program. We started the second option year under the South Region contract on April 1, 2005.

Other highlights include the following:

•	The resolution of a contingent tax gain during the first quarter of 2005 contributed to the lower effective tax rate of 9.8% compared to 34.0% during the first quarter of 2004.

•	In the Government segment, we completed the acquisition of CarePlus Health Plans of Florida, increasing our Medicare presence in South Florida. This transaction is more fully-described below and in Note 3 to the condensed consolidated financial statements.

•	Membership in Medicare Advantage products grew by 72,700 members sequentially from December 31, 2004, including 50,400 members from the acquisition of CarePlus and 22,300 members in our existing products.

•	We filed numerous applications with CMS to expand our Medicare business through local PPOs, private fee- for-service plans, and, in 2006, through regional PPOs and the PDP.

•	Commercial pretax margins of 2.9% in the first quarter of 2005, improved 70 basis points compared to 2.2% in the first quarter of 2004.

•	In accordance with the company’s retirement-age policy, Humana’s co-founder and chairman of the board, David A. Jones, and Michael E. Gellert retired from the board of directors. Mr. Jones, who had been chairman since he co-founded Humana with the late Wendell Cherry in 1961, and Mr. Gellert, who had served as a board member since 1968 and as a member of the board’s executive committee since 1993, retired after the 2005 annual meeting of shareholders. David A. Jones, Jr., who has served as vice chairman of Humana’s board of directors since 1996 was appointed chairman of the board.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain critical accounting principles and estimates impact our financial statements.

Recent Acquisitions

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company for approximately $444.4 million in cash including estimated transaction costs, adding approximately 50,400 Medicare eligible beneficiaries in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. We financed the transaction with $294.0 million of borrowings under our credit agreement and $150.4 million of cash on hand. The purchase price is subject to a balance sheet settlement process with a nine month claims run-out period. This transaction is more fully described in Note 3 to the condensed consolidated financial statements.

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

Comparison of Results of Operations

The following discussion primarily deals with our results of operations for the three months ended March 31, 2005, or the 2005 quarter, and the three months ended March 31, 2004, or the 2004 quarter.

The following table presents certain financial data for our two segments:

	For the three months ended March 31,		Change
	2005	2004	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,517,394	$1,617,120	$(99,726)	(6.2)%
Specialty	93,538	85,971	7,567	8.8%

Total Commercial	1,610,932	1,703,091	(92,159)	(5.4)%

Medicare Advantage	983,141	706,318	276,823	39.2%
TRICARE	562,328	648,993	(86,665)	(13.4)%
Medicaid	134,414	120,779	13,635	11.3%

Total Government	1,679,883	1,476,090	203,793	13.8%

Total	$3,290,815	$3,179,181	$111,634	3.5%

Administrative services fees:
Commercial	$50,111	$41,696	$8,415	20.2%
Government	11,624	36,541	(24,917)	(68.2)%

Total	$61,735	$78,237	$(16,502)	(21.1)%

Income before income taxes:
Commercial	$49,463	$39,086	$10,377	26.5%
Government	72,224	63,687	8,537	13.4%

Total	$121,687	$102,773	$18,914	18.4%

Medical expense ratios:
Commercial	82.2%	83.5%		(1.3)
Government	85.1%	85.4%		(0.3)

Total	83.7%	84.4%		(0.7)

SG&A expense ratios:
Commercial	17.6%	16.4%		1.2
Government	10.8%	12.1%		(1.3)

Total	14.1%	14.4%		(0.3)

Medical membership was as follows at March 31, 2005 and 2004:

			Change
	2005	2004	Members	Percentage
Commercial segment medical members:
Fully insured	2,039,300	2,298,600	(259,300)	(11.3)%
ASO	1,180,100	997,000	183,100	18.4%

Total Commercial	3,219,400	3,295,600	(76,200)	(2.3)%

Government segment medical members:
Medicare Advantage	449,900	333,200	116,700	35.0%
TRICARE	1,723,400	1,860,100	(136,700)	(7.3)%
TRICARE ASO	1,148,400	1,057,900	90,500	8.6%
Medicaid	477,200	468,200	9,000	1.9%

Total Government	3,798,900	3,719,400	79,500	2.1%

Total medical membership	7,018,300	7,015,000	3,300	0.0%

Summary

Net income was $109.8 million, or $0.67 per diluted share in the 2005 quarter compared to $67.8 million, or $0.41 per diluted share in the 2004 quarter. The 2005 quarter included the beneficial effect of an effective tax rate of approximately 9.8% compared to 34.0% in the 2004 quarter, primarily due to the resolution of a contingent gain during the 2005 quarter in connection with the expiration of the statute of limitation on a tax position related to the 2000 tax year. In addition, enrollment growth in our Medicare Advantage products combined with improved Commercial segment pretax margin contributed to the increase in net income.

Premium Revenues and Medical Membership

Premium revenues increased 3.5% to $3.29 billion for the 2005 quarter, compared to $3.18 billion for the 2004 quarter. Higher premium revenues resulted primarily from enrollment growth in our Medicare Advantage products partially offset by a decrease in fully-insured commercial membership.

Commercial segment premium revenues decreased 5.4% to $1.61 billion for the 2005 quarter, compared to $1.70 billion for the 2004 quarter. This decrease resulted from an 11.3% reduction of fully-insured membership partially offset by increases in per member premiums of approximately 8% on our fully insured commercial group business. Our fully insured commercial medical membership decreased 11.3%, or 259,300 members, to 2,039,300 at March 31, 2005. The decrease is primarily due to the relinquishment of an 89,000-member unprofitable account on January 1, 2005 and continued attrition due to the ongoing competitive environment within the small to mid-market group fully-insured accounts, partially offset by membership gains in the individual and consumer-choice product lines. We expect fully insured commercial group per member premiums to increase in the 8% to 10% range for 2005.

Government segment premium revenues increased 13.8% to $1.68 billion for the 2005 quarter, compared to $1.48 billion for the 2004 quarter. This increase primarily was attributable to our Medicare Advantage operations. Medicare Advantage membership was 449,900 at March 31, 2005, compared to 333,200 at March 31, 2004, an increase of 116,700 members, or 35.0%, due to the CarePlus and Ochsner acquisitions combined with expanded participation in various Medicare Advantage programs. The February 16, 2005 CarePlus acquisition added 50,400 members and the April 1, 2004 Ochsner acquisition added 33,100 members. Per member premiums for our Medicare Advantage business increased in the 10% to 12% range for the 2005 quarter, including the partial-quarter impact of higher reimbursement associated with the acquired CarePlus membership. For 2005, we expect premium increases per member in the range of 11% to 13%. We anticipate Medicare Advantage enrollment of approximately 480,000 to 500,000 by December 31, 2005. TRICARE premium revenues decreased 13.4% for the 2005 quarter reflecting the transition to the new South Region contract, which covered less benefits and services versus the previous contracts.

Administrative Services Fees

Our consolidated administrative services fees for the 2005 quarter were $61.7 million, a decrease of $16.5 million from $78.2 million for the 2004 quarter.

For the Commercial segment, administrative services fees increased $8.4 million, or 20.2%, from $41.7 million for the 2004 quarter to $50.1 million for the 2005 quarter. This increase corresponds to the higher level of ASO membership at March 31, 2005, which was 1,180,100 members, compared to 997,000 at March 31, 2004, an increase of 18.4%.

Administrative services fees for the Government segment decreased $24.9 million, or 68.2%, from $36.5 million for the 2004 quarter to $11.6 million for the 2005 quarter. This decline resulted from the transition to the new South Region contract which carved out certain government programs including the administration of pharmacy and medical benefits to senior members over the age of 65. We stopped providing services under these separate programs beginning June 1, 2004.

Investment and Other Income

Investment and other income totaled $34.7 million for the 2005 quarter, an increase of $5.2 million from $29.5 million for the 2004 quarter. The increase in investment income of $2.8 million resulted from higher interest rates and average invested balances. The increase in other income of $2.4 million primarily resulted from revenues associated with ancillary TRICARE service contracts.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio (MER), for the 2005 quarter were 83.7%, decreasing 70 basis points from 84.4% for the 2004 quarter.

The Commercial segment’s MER for the 2005 quarter was 82.2%, decreasing 130 basis points from the 2004 quarter of 83.5%. The 130 basis point decrease primarily was due to the absence of the unprofitable 89,000-member large group account that lapsed on January 1, 2005, and changing membership mix to lower MER individual and consumer-choice members. Fully insured commercial group medical cost trends are expected to rise in the range of 8% to 10% for 2005.

The Government segment’s MER for the 2005 quarter was 85.1%, decreasing 30 basis points from the 2004 quarter of 85.4%. The 30 basis point improvement primarily was attributable to the increase in Medicare revenues as a percentage of the total revenues. Medicare medical cost trends are expected to increase in the range of 11% to 13% for 2005, commensurate with the increase in per member premiums.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2005 quarter was 14.1%, decreasing 30 basis points from the 2004 quarter of 14.4% as the increase in premium revenues outpaced administrative expense trends despite increased spending on new Medicare opportunities.

The Commercial segment SG&A expense ratio increased 120 basis points from 16.4% to 17.6% for the 2005 quarter versus the 2004 quarter. The Government segment SG&A expense ratio decreased 130 basis points from 12.1% to 10.8% for the 2005 quarter versus the 2004 quarter. The mix shift to a greater percentage of ASO members and lower Commercial segment premiums resulted in the higher Commercial segment SG&A expense ratio. The decrease in the Government segment SG&A expense ratio was attributable to Medicare premium increases outpacing SG&A expense increases. We continue to anticipate our consolidated SG&A expense ratio to be in the range of 13.5% to 14.5% for the full year of 2005 as we continue to balance the scope of the Medicare opportunity with the corresponding required spending.

Depreciation and amortization for the 2005 quarter totaled $29.2 million compared to $26.3 million for the 2004 quarter, an increase of $2.9 million, or 11.2%. Amortization of other intangible assets increased $2.0 million as a result of intangible assets recorded in connection with the Ochsner and CarePlus acquisitions.

Interest Expense

Interest expense was $8.5 million for the 2005 quarter, compared to $4.7 million for the 2004 quarter, an increase of $3.8 million. This increase primarily resulted from higher interest rates and higher average outstanding debt, due to the borrowing of $294 million under our credit agreement to finance the February 16, 2005 CarePlus acquisition.

Income Taxes

On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the 2005 quarter was approximately 9.8%, compared to 34.0% for the 2004 quarter. The effective tax rate for the 2005 quarter reflects the favorable impact from the resolution of a contingent gain in the 2005 quarter in connection with the expiration of the statute of limitation on a tax position related to the 2000 tax year. We expect our effective tax rate will be in the range of 34% to 36% for the remaining three 2005 quarters and approximately 30% for the year.

Membership

The following table presents our medical and specialty membership at March 31, 2005, and at the end of each quarter in 2004:

	2005	2004
	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Commercial segment:
Fully insured	2,039,300	2,286,500	2,296,400	2,407,700	2,298,600
ASO	1,180,100	1,018,600	1,018,800	996,700	997,000

Total Commercial	3,219,400	3,305,100	3,315,200	3,404,400	3,295,600

Government segment:
Medicare Advantage	449,900	377,200	371,300	367,900	333,200
TRICARE	1,723,400	1,789,400	1,138,600	1,856,900	1,860,100
TRICARE ASO	1,148,400	1,082,400	674,700	786,000	1,057,900
Medicaid	477,200	478,600	475,800	466,400	468,200

Total Government	3,798,900	3,727,600	2,660,400	3,477,200	3,719,400

Total medical members	7,018,300	7,032,700	5,975,600	6,881,600	7,015,000

Specialty Membership:
Commercial segment	1,824,100	1,708,200	1,714,300	1,691,400	1,703,200

Liquidity

Our primary sources of cash include receipts of premiums, administrative services fees, investment income, and proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, administrative expenses, interest expense, and taxes, purchases of investment securities and capital expenditures and payments on borrowings. Because premiums generally are collected in advance of claim payments by a period of up to several months in many instances, our business should normally produce strong cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment.

Cash and cash equivalents decreased to $560.3 million at March 31, 2005 from $580.1 million at December 31, 2004. The change in cash and cash equivalents for the three months ended March 31, 2005 and 2004 is summarized as follows:

	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$99,228	$(40,055)
Net cash used in investing activities	(451,322)	(476,128)
Net cash provided by financing activities	332,279	2,426

Decrease in cash and cash equivalents	$(19,815)	$(513,757)

Cash Flow from Operating Activities

The comparison of our operating cash flows for the 2005 and 2004 quarters were significantly impacted by the timing of the monthly Medicare Advantage premium remittance. We received three monthly Medicare Advantage premium receipts during the 2005 quarter compared to only two premium receipts received during the 2004 quarter because the January 1, 2004 premium receipt of $211.9 million was received early in December 2003. In addition, there were no corresponding premium receipts for the February CarePlus Medicare Advantage revenues of $19.8 million because these premium receipts were received prior to the February 16, 2005 acquisition date.

Other than the impact from the timing of the Medicare Advantage premium receipts, our operating cash flows for the 2005 quarter compared to the 2004 quarter were negatively impacted by declining fully-insured commercial enrollment. Comparisons of our operating cash flows also are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004	Change
	(in thousands)
TRICARE:
Base receivable	$405,482	$396,355	$9,127
Bid price adjustments (BPAs)	9,177	25,601	(16,424)
Change orders	11,602	6,021	5,581

TRICARE subtotal	426,261	427,977	(1,716)

Commercial and other	199,283	186,144	13,139
Allowance for doubtful accounts	(37,215)	(34,506)	(2,709)

Total net receivables	$588,329	$579,615	8,714

Reconciliation to cash flow statement:
Receivables from acquisition			(2,289)

Change in receivables in cash flow statement			$6,425

Under the TRICARE South region contract reimbursement model, claims paid by us are reimbursed by the federal government generally within 30 business days. The delivery of health care services results in a lag between the time the service is provided and ultimately reimbursed by the federal government, typically three months. Thus, TRICARE base receivables are generally collected over a three to four month period. Likewise, TRICARE medical claims payable are generally paid over the same three to four month period.

The detail of medical and other expenses payable was as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004	Change
	(in thousands)
IBNR (1)	$1,228,360	$1,164,518	$63,842
Reported claims in process (2)	92,030	97,801	(5,771)
Other medical expenses payable (3)	225,660	159,691	65,969

Total medical and other expenses payable	$1,546,050	$1,422,010	124,040

Reconciliation to cash flow statement:
Medical and other expenses payable from acquisition			(37,375)

Change in medical and other expenses payable in cash flow statement			$86,665

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(3)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during the 2005 quarter due to medical claims inflation.

Cash Flow from Investing Activities

During the 2005 quarter, we paid $440.2 million to acquire CarePlus, net of $92.1 million of cash acquired. In April 2005, we paid CarePlus transaction costs of approximately $4.2 million.

Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $36.2 million for the 2005 quarter and $22.7 million for the 2004 quarter. Excluding acquisitions, we expect our total capital expenditures in 2005 to be approximately $115 million, most of which will be used for our technology initiatives and improvement of administrative facilities.

During the 2004 quarter, proceeds from the sale of the Jacksonville service center building increased investing cash flows $14.8 million.

Cash Flow from Financing Activities

During the 2005 quarter, we borrowed $294 million under our 5-year $600 million credit agreement to finance the CarePlus acquisition. Since the CarePlus acquisition, we have repaid $25 million under the credit agreement. The remainder of the cash provided by financing activities in the 2005 and 2004 quarters resulted primarily from the change in the securities lending payable, the change in the book overdraft, and proceeds from stock option exercises.

Long-term Debt

Long-term debt outstanding was as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Long-term debt:
6.30% senior, unsecured notes due Aug. 1, 2018, net of unamortized discount of $766 at March 31, 2005 and $780 at December 31, 2004	$299,234	$299,220
7.25% senior, unsecured notes due Aug. 1, 2006, net of unamortized discount of $195 at March 31, 2005 and $231 at December 31, 2004	299,805	299,769
Fair value of interest rate swap agreements	(716)	17,082
Deferred gain from interest rate swap exchange	13,822	16,338

Total senior notes	612,145	632,409

Credit agreement	269,000	—
Other long-term borrowings	4,126	4,287

Total long-term debt	$885,271	$636,696

Swap Agreements

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

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate based on LIBOR. At March 31, 2005, the effective interest rate was 4.00% for the 6.30% senior notes and 4.83% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At March 31, 2005, the fair value of our swap agreements related to the 6.30% senior notes was in our favor by $8.3 million and is included in other long-term assets and the fair value of our swap agreements related to the 7.25% senior notes was out of our favor by $9.0 million and is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been decreased $0.7 million to reflect their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $2.5 million for the three months ended March 31, 2005 and $2.4 million for the three months ended March 31, 2004.

Credit Agreement

On September 29, 2004, we entered into a 5-year $600 million unsecured revolving credit agreement which will expire in September 2009. Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At March 31, 2005, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

In addition, we have secured letters of credit of $5.6 million under the credit agreement. No amounts have ever been drawn on these letters of credit. As of March 31, 2005, we have $325.4 million of remaining borrowing capacity under the credit agreement, after taking into account net borrowings related to the CarePlus acquisition.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally will not exceed $600 million.

At March 31, 2005, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.1 million at March 31, 2005 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

As of March 31, 2005, we maintained aggregate statutory capital and surplus of $1,256.8 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $738.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at March 31, 2005, each of our subsidiaries would be in compliance and we would have $458.9 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

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

We are in a highly competitive industry. Many of our competitors are more established in the health care industry and have a larger market share and greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare Advantage program and in consumer-choice health plans, such as high deductible health plans with Health Savings Accounts (“HSA”). We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs. The commercial pricing environment, particularly in the 2 to 300 member groups, is extremely competitive, and several of our competitors, including public and not-for-profit companies, are pricing aggressively to gain market share.

Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include the possible exit of or entrance to Medicare Advantage or Commercial markets.

To determine the fixed monthly payments per member to pay to managed care plans, CMS has implemented a risk adjustment model that uses diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS has also redesigned its data collection and processing system to reduce administrative data burden on Medicare health plans. In 2004, the portion of risk adjusted payment was increased to 30%, from 10% in 2003. The 100% phase-in of risk adjusted payment will be completed in 2007; the portion of risk adjusted payment will increase to 50% in 2005 and 75% in 2006.

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

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. We are in the process of changing our pharmacy benefit manager. A change in service providers could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

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

A description of material legal actions in which we are currently involved is included under “Legal Proceedings” in Note 9 to the condensed consolidated financial statements. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

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

A significant portion of our revenues relates to federal and state government health care coverage programs, including the TRICARE, Medicare Advantage, and Medicaid programs. These programs involve various risks, including:

•	At March 31, 2005, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 233,500 members in Florida. This contract accounted for approximately 17% of our total premiums and ASO fees for the three months ended March 31, 2005. The loss of this and other CMS contracts or significant changes in the Medicare Advantage program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	At March 31, 2005, our TRICARE business, which accounted for approximately 17% of our total premiums and ASO fees during the three months ended March 31, 2005, primarily consisted of the South Region contract. The South Region contract is a five-year contract, subject to annual renewals at the Government’s option that covers approximately 2.9 million beneficiaries. This contract also is generally subject to frequent change from events and circumstances such as the escalated conflict in the Middle East. These changes may include a reduction or increase in the number of persons enrolled or eligible to enroll, in the revenue we receive or in our administrative or health care costs. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. The loss of our current TRICARE contract would have a material adverse effect on our financial position, results of operations and cash flows;

•	At March 31, 2005, under our contract with the Puerto Rico Health Insurance Administration, we provided health insurance coverage to approximately 392,600 Medicaid members in Puerto Rico. This contract, which expires June 30, 2005 accounted for approximately 3% of our total premiums and ASO fees for the year ended December 31, 2004. Due to recent changes in leadership and policy revisions under consideration, the government of Puerto Rico has decided to delay the bid process for new contracts. We are currently negotiating the terms of contract extensions for a period of up to one year. At this time we are unable to predict the ultimate impact that any government policy revisions might have on our Medicaid contracts in Puerto Rico. The loss of this contract or significant changes in the Puerto Rico Medicaid program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	changes to these government programs in the future may also affect our ability or willingness to participate in these programs;

•	higher comparative medical costs;

•	government regulatory and reporting requirements;

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups; and

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

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

There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that legislative or regulatory change will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain required approvals could adversely affect entry into new markets, our revenues or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

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

Regulations issued in February 2003 set standards for the security of electronic health information. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. The final rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. HIPAA could also expose us to additional liability for violations by our business associates.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our principal accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2005.

Based on our evaluation, our CEO, CFO and principal accounting officer concluded that our disclosure controls and procedures are effective, with reasonable assurance, in timely alerting them to material information required to be included in our periodic SEC reports.

As permitted by the Securities and Exchange Commission, our evaluation did not include the disclosure controls and procedures of the acquired operations of CarePlus Health Plans of Florida (CarePlus), which is included in the Company’s consolidated financial statements as of March 31, 2005 and for the period from February 17, 2005 through March 31, 2005. Consolidated operations of CarePlus constituted approximately $533.6 million, or 9% of the Company’s total assets as of March 31, 2005, and approximately $67.3 million, or 2% of the Company’s revenues for the period from February 17, 2005 through March 31, 2005.

Changes to certain financial processes, information technology systems, and other components of internal control over financial reporting in regards to the February 2005 acquisition of CarePlus may occur and will be evaluated by management as such integration activities are implemented. Other than the acquisition described above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1: Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see Legal Proceedings in Note 9 to the condensed financial statements beginning on page 13 of this Form 10-Q.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no shares purchased in the open market under an authorized program for the quarter ended March 31, 2005. The last authorized repurchase program expired in January 2005. We repurchased 46,004 shares in connection with employee equity-based compensation plans.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

(a)	The regular annual meeting of the stockholders of Humana Inc. was held in Louisville, Kentucky on April 26, 2005, for the purpose of voting on the proposal described below.

(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees for directors. All of management’s nominees for directors were elected as set forth in clause (c) below.

(c)	One proposal was submitted to a vote of security holders as follows:

(1)	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
David A. Jones, Jr.	138,128,052	3,620,875
Frank A. D’Amelio	137,091,208	4,657,719
W. Roy Dunbar	139,541,189	2,207,738
John R. Hall	138,153,859	3,595,068
Kurt J. Hilzinger	137,098,972	4,649,955
Michael B. McCallister	138,217,574	3,531,353
W. Ann Reynolds, Ph.D.	138,013,254	3,735,673

Item 5: Other Information

In accordance with the company’s retirement-age policy, Humana’s co-founder and chairman of the board, David A. Jones, and Michael E. Gellert retired from the board of directors. Mr. Jones, who had been chairman since he co-founded Humana with the late Wendell Cherry in 1961, and Mr. Gellert, who had served as a board member since 1968 and as a member of the board’s executive committee since 1993, retired after the 2005 annual meeting of shareholders. David A. Jones, Jr., who has served as vice chairman of Humana’s board of directors since 1996 was appointed chairman of the board.

Item 6: Exhibits

(a)	Exhibit Index:

12	Computation of ratio of earnings to fixed charges.

31.1	CEO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part II. Other Information, continued

(b)	Reports on Form 8-K

(1)	On February 7, 2005, we furnished a report regarding our fourth quarter of 2004 earnings release.

(2)	On February 16, 2005, we filed a report regarding the completion of the acquisition of CarePlus Health Plans.

(3)	On April 5, 2005, we filed a report regarding the amendment of the TRICARE contract.

(4)	On April 29, 2005, we filed a report regarding the compensation of the chairman of Company’s Board of Directors and the election of a new director.

(5)	On May 2, 2005, we furnished a report regarding our first quarter of 2005 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	May 5, 2005	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President
And Controller
(Principal Accounting Officer)

Date:	May 5, 2005	By:	/S/ ARTHUR P. HIPWELL
Arthur P. Hipwell
Senior Vice President and
General Counsel