Form 10-Q
period 2005-06-30
HUMANA INC
filed 2005-08-05
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2005
$0.16 2/3 par value	162,419,402 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2005

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$603,790	$580,079
Investment securities	2,217,698	2,145,645
Receivables, less allowance for doubtful accounts of $30,997 in 2005 and $34,506 in 2004:
Premiums	588,706	554,661
Administrative services fees	19,448	24,954
Securities lending collateral	76,998	77,840
Other	236,430	212,958

Total current assets	3,743,070	3,596,137

Property and equipment, net	437,393	399,506
Other assets:
Long-term investment securities	358,643	348,465
Goodwill	1,221,663	885,572
Other	517,138	427,937

Total other assets	2,097,444	1,661,974

Total assets	$6,277,907	$5,657,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,677,551	$1,422,010
Trade accounts payable and accrued expenses	385,313	488,332
Book overdraft	182,493	192,060
Securities lending payable	76,998	77,840
Unearned revenues	121,148	146,326

Total current liabilities	2,443,503	2,326,568
Long-term debt	878,388	636,696
Other long-term liabilities	639,828	604,229

Total liabilities	3,961,719	3,567,493

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 178,064,599 shares issued at June 30, 2005 and 176,044,649 shares issued at December 31, 2004	29,677	29,340
Capital in excess of par value	1,068,406	1,017,156
Retained earnings	1,423,755	1,229,823
Accumulated other comprehensive income	13,115	16,526
Unearned stock compensation	(16,074)	(1,721)
Treasury stock, at cost, 15,832,428 shares at June 30, 2005 and 15,778,088 shares at December 31, 2004	(202,691)	(201,000)

Total stockholders’ equity	2,316,188	2,090,124

Total liabilities and stockholders’ equity	$6,277,907	$5,657,617

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share results)
Revenues:
Premiums	$3,446,019	$3,303,712	$6,736,834	$6,482,893
Administrative services fees	64,902	81,346	126,637	159,583
Investment and other income	35,440	46,420	70,115	75,951

Total revenues	3,546,361	3,431,478	6,933,586	6,718,427

Operating expenses:
Medical	2,888,509	2,789,740	5,642,242	5,473,256
Selling, general and administrative	486,460	486,895	960,493	956,524
Depreciation and amortization	31,763	27,165	61,012	53,477

Total operating expenses	3,406,732	3,303,800	6,663,747	6,483,257

Income from operations	139,629	127,678	269,839	235,170

Interest expense	10,322	5,325	18,845	10,044

Income before income taxes	129,307	122,353	250,994	225,126

Provision for income taxes	45,170	41,600	57,062	76,543

Net income	$84,137	$80,753	$193,932	$148,583

Basic earnings per common share	$0.52	$0.50	$1.20	$0.92

Diluted earnings per common share	$0.51	$0.50	$1.18	$0.91

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$193,932	$148,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,012	53,477
Provision for deferred income taxes	10,919	29,964
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(26,250)	(15,518)
Other assets	(28,514)	(23,884)
Medical and other expenses payable	218,166	111,006
Other liabilities	(107,733)	(32,175)
Unearned revenues	(44,951)	(228,019)
Other, net	4,504	(18,579)

Net cash provided by operating activities	281,085	24,855

Cash flows from investing activities
Acquisitions, net of cash acquired	(352,726)	(68,735)
Purchases of property and equipment	(67,227)	(48,046)
Proceeds from sales of property and equipment	38	28,728
Purchases of investment securities	(1,245,605)	(2,241,196)
Maturities of investment securities	393,612	346,187
Proceeds from sales of investment securities	759,835	1,316,824
Change in securities lending collateral	842	25,676

Net cash used in investing activities	(511,231)	(640,562)

Cash flows from financing activities
Borrowings under credit agreement	294,000	—
Repayments under credit agreement	(50,000)	—
Change in securities lending payable	(842)	(25,676)
Common stock repurchases	(1,691)	(48,802)
Change in book overdraft	(9,567)	(46,992)
Proceeds from stock option exercises and other	21,957	9,409

Net cash provided by (used in) financing activities	253,857	(112,061)

Increase (decrease) in cash and cash equivalents	23,711	(727,768)
Cash and cash equivalents at beginning of period	580,079	931,404

Cash and cash equivalents at end of period	$603,790	$203,636

Supplemental cash flow disclosures:
Interest payments	$22,040	$13,302
Income tax payments, net	$95,409	$42,979

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

The preparation of our condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the recognition of revenue, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. Although our estimates are based on knowledge of current events and anticipated future events, actual results may ultimately differ materially from those estimates. Refer to “Critical Accounting Policies and Estimates” in Humana’s 2004 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its consolidated financial statements.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards using the Black-Scholes pricing model was as follows for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share results)
Net income, as reported	$84,137	$80,753	$193,932	$148,583
Add: Stock-based employee compensation expense included in reported net income, net of related tax	1,947	90	2,996	872
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(4,672)	(3,285)	(8,780)	(6,117)

Adjusted net income	$81,412	$77,558	$188,148	$143,338

Earnings per share:
Basic, as reported	$0.52	$0.50	$1.20	$0.92

Basic, pro forma	$0.50	$0.48	$1.17	$0.89

Diluted, as reported	$0.51	$0.50	$1.18	$0.91

Diluted, pro forma	$0.49	$0.48	$1.14	$0.88

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, or Statement 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R beginning January 1, 2006 under either a prospective or retrospective transition method. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for the three and six months ended June 30, 2005 and 2004 is disclosed above. We currently are evaluating all of the provisions of Statement 123R and the expected effect on us including, among other items, selecting an option pricing model and determining the transition method.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(3) Acquisitions

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company. CarePlus provides Medicare Advantage HMO plans and benefits to Medicare eligible members in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. We paid approximately $444.8 million in cash including transaction costs. We financed the transaction with $294.0 million of borrowings under our credit agreement and $150.8 million of cash on hand. The purchase price is subject to a balance sheet settlement process with a nine month claims run-out period. The preliminary fair value of the acquired tangible assets (liabilities), which is subject to further refinement, consisted of the following:

(in thousands)
Cash and cash equivalents	$92,116
Premiums receivable and other current assets	6,510
Property and equipment and other assets	21,315
Medical and other expenses payable	(37,375)
Other current liabilities	(23,986)
Other liabilities	(3,995)

Net tangible assets acquired	$54,585

The purchase price exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $390.2 million. We preliminarily have allocated the excess purchase price over the fair value of the net tangible assets acquired to other intangible assets of $86.9 million and associated deferred tax liabilities of $32.8 million, and goodwill of $336.1 million. The other intangible assets, which consist primarily of subscriber contracts, have a weighted-average useful life of approximately 10 years. Approximately $46.9 million of the acquired goodwill is deductible for income tax purposes. We are using an independent third party valuation specialist firm to assist us in evaluating the fair value of assets acquired. The purchase price allocation is preliminary pending completion of the independent valuation analysis of the tangible and intangible net assets and the balance sheet settlement process.

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004 (1)	2005 (2)	2004 (3)
	(in thousands, except per share results)
Revenues	$3,546,361	$3,550,972	$7,006,137	$7,142,748
Net income	$84,137	$86,270	$197,243	$161,513
Earnings per share:
Basic	$0.52	$0.54	$1.22	$1.00
Diluted	$0.51	$0.53	$1.20	$0.99

(1)	This period includes the pro forma impact of CarePlus only for three months.
(2)	This period includes the pro forma impact of CarePlus only for approximately 1.5 months.
(3)	This period includes the pro forma impact of CarePlus for six months and Ochsner for three months.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2005 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2004	$698,430	$187,142	$885,572
CarePlus acquisition	—	336,091	336,091

Balance at June 30, 2005	$698,430	$523,233	$1,221,663

Other intangible assets primarily relate to acquired subscriber and provider contracts and are included with other long-term assets in the condensed consolidated balance sheets. Amortization expense for other intangible assets was approximately $11.4 million for the six months ended June 30, 2005 and $5.3 million for the six months ended June 30, 2004. The following table presents our estimate of amortization expense for the remaining six months of 2005, and for each of the five next succeeding fiscal years:

(in thousands)
For the six month period ending December 31, 2005	$12,036
For the years ending December 31,:
2006	$16,941
2007	$13,800
2008	$11,260
2009	$7,517
2010	$7,030

The following table presents details of our other intangible assets included in other non-current assets in the accompanying condensed consolidated balance sheets at June 30, 2005 and December 31, 2004:

	Weighted Average Life at 6/30/05	June 30, 2005			December 31, 2004
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	9.8 yrs	$179,256	$91,734	$87,522	$97,256	$82,343	$14,913
Provider contracts	9.6 yrs	22,428	12,581	9,847	22,428	11,022	11,406
Licenses and other	18.3 yrs	10,690	2,228	8,462	5,790	1,787	4,003

Total other intangible assets	10.1 yrs	$212,374	$106,543	$105,831	$125,474	$95,152	$30,322

(5) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$84,137	$80,753	$193,932	$148,583
Net unrealized investment gains (losses), net of tax	18,763	(41,397)	(3,411)	(33,665)

Comprehensive income, net of tax	$102,900	$39,356	$190,521	$114,918

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

The following table presents details supporting the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share results)
Net income available for common stockholders	$84,137	$80,753	$193,932	$148,583

Weighted average outstanding shares of common stock used to compute basic earnings per common share	161,492	160,832	161,202	161,399
Dilutive effect of:
Employee stock options	3,351	1,476	3,304	1,905
Restricted stock	65	45	37	51

Shares used to compute diluted earnings per common share	164,908	162,353	164,543	163,355

Basic earnings per common share	$0.52	$0.50	$1.20	$0.92

Diluted earnings per common share	$0.51	$0.50	$1.18	$0.91

Number of antidilutive stock options excluded from computation	2	4,271	1	2,197

(7) Income Taxes

The effective income tax rate was 34.9% for the three months ended June 30, 2005 and 22.7% for the six months ended June 30, 2005 compared to 34.0% for the three and six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million during the first quarter of 2005 in connection with the expiration of the statute of limitation on a tax position related to the 2000 tax year.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(8)	Long-term Debt

Long-term debt outstanding was as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Long-term debt:
6.30% senior, unsecured notes due Aug. 1, 2018, net of unamortized discount of $751 at June 30, 2005 and $780 at December 31, 2004	$299,249	$299,220
7.25% senior, unsecured notes due Aug. 1, 2006, net of unamortized discount of $159 at June 30, 2005 and $231 at December 31, 2004	299,841	299,769
Fair value of interest rate swap agreements	20,051	17,082
Deferred gain from interest rate swap exchange	11,282	16,338

Total senior notes	630,423	632,409
Credit agreement	244,000	—
Other long-term borrowings	3,965	4,287

Total long-term debt	$878,388	$636,696

Swap Agreements

In order to hedge the risk of changes in the fair value of our $300 million 6.30% senior notes and our $300 million 7.25% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. The interest rate swap agreements, which have the same critical terms as our 6.30% senior notes and our 7.25% senior notes, are designated fair value hedges. Changes in the fair value of the 6.30% or 7.25% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair values of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate based on LIBOR. At June 30, 2005, the effective interest rate was 4.40% for the 6.30% senior notes and 5.23% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At June 30, 2005, the fair value of our swap agreements related to the 6.30% senior notes was in our favor by $26.4 million and is included in other long-term assets and the fair value of our swap agreements related to the 7.25% senior notes was out of our favor by $6.3 million and is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been increased $20.1 million to reflect their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $2.5 million for the three months ended June 30, 2005 and $2.4 million for the three months ended June 30, 2004. Amortization of the deferred swap gain reduced interest expense $5.1 million for the six months ended June 30, 2005 and $4.9 million for the six months ended June 30, 2004.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Credit Agreement

The 5-year $600 million unsecured revolving credit agreement expires in September 2009. Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At June 30, 2005, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

On February 16, 2005, we borrowed $294.0 million under the credit agreement to finance the CarePlus acquisition. Since the CarePlus transaction, we have repaid $50 million under the credit agreement. In addition, we have outstanding letters of credit of $35.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of June 30, 2005, we have $320.9 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally will not exceed $600 million.

At June 30, 2005, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.0 million at June 30, 2005 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

Indemnifications and Guarantees

Our operating lease of an airplane, which expires January 1, 2010, provides for a residual value payment guarantee of no more than $4.8 million at the end of the lease term. At the end of the term we have the right to exercise a purchase option or the airplane can be sold to a third party. If we decide not to exercise our purchase option, we must pay the lessor a maximum amount of $4.8 million. This amount will be reduced by the net sales proceeds in excess of $4.2 million from the sale of the airplane to a third party.

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

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of us, or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial and accordingly, no amounts have been accrued at June 30, 2005.

Government Contracts

Our Medicare business, which accounted for approximately 30% of our total premiums and ASO fees for the six months ended June 30, 2005, primarily consisted of HMO, PPO and Fee-For-Service products covered under the Medicare Advantage contracts with the federal government. The contracts are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. No termination notices have been received in 2005 in connection with our existing contracts.

Our TRICARE business, which accounted for approximately 17% of our total premiums and ASO fees for the six months ended June 30, 2005, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals at the Government’s option and expires March 31, 2009. This contract also is generally subject to frequent change from events and circumstances such as the escalated conflict in the Middle East. These changes may include a reduction or increase in the number of persons enrolled or eligible to enroll, in the revenue we receive or in our administrative or health care costs. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 4% of our total premiums and ASO fees for the six months ended June 30, 2005, consisted of contracts in Puerto Rico, Florida and Illinois. Our contracts with the Puerto Rico Health Insurance Administration, which accounted for approximately 3% of our total premium and ASO fees for the six months ended June 30, 2005, were scheduled to expire on June 30, 2005, but currently have been extended through August 31, 2005. Due to recent changes in leadership and policy revisions under consideration, the government of Puerto Rico has decided to delay the bid process for new contracts. We currently are negotiating the terms of contract extensions for a period of up to one year. At this time we are unable to predict the ultimate impact that any government policy revisions might have on our Medicaid contracts in Puerto Rico.

Our other Medicaid contract is in Florida, and is an annual contract. Due to continual decreases in the reimbursement from the state of Illinois, we exited the Illinois Medicaid market effective July 31, 2005. The Illinois and Florida Medicaid contracts accounted for approximately 1% of our total premiums and ASO fees for the six months ended June 30, 2005, and therefore were not material to our results of operations, financial position, or cash flows.

Other than as described herein, the loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

On September 1, 2004, the Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) agreed with the District Court’s ruling as to the class for the RICO claims, although it suggested that the class should be split so that claims involving capitation and fee-for-service payments would be handled separately. However, it reversed the lower court as to state law claims, including breach of contract, unjust enrichment and violations of prompt pay laws. It found that the state claims were too individualized to be dealt with in a class action. The California subclass was not specifically challenged and therefore was permitted to remain. A Petition for a Writ of Certiorari to the United States Supreme Court, asking for review of the Eleventh Circuit’s decision, was denied on January 10, 2005.

On September 17, 2004, the plaintiffs filed an amended motion for class certification, seeking a global fee-for-service class and five subclasses for the time period from January 1, 1996, to the date of certification. The global class would consist of any medical doctor who provided service on a fee-for-service basis to any person insured by Cigna Corporation or any other defendant for claims of RICO conspiracy and aiding and abetting. The motion seeks subclasses for the conspiracy counts for capitation damages and capitation injunctive relief consisting of all medical doctors who provided services on a capitated basis. The motion also requests a subclass for a direct RICO claim consisting of medical doctors who provided services on a fee-for-service basis to any person insured by Humana pursuant to a contract without an arbitration clause or without a contract. The motion also seeks two California subclasses, one involving physicians who provided services on a fee-for-service basis and the other for capitated physicians. The Court has not ruled on these motions.

On February 10, 2005, the Court ruled that the trial would be bifurcated so that the issue of liability would be tried first, followed by proof of damages, if liability is found. On April 22, 2005, the defendants filed an omnibus motion for summary judgment as to all counts of the complaint. No ruling has been issued on the motions. On June 15, 2005, the Court rescheduled the trial for January 23, 2006.

Two defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court. On May 3, 2005, Health Net, Inc. and The Prudential Insurance Company of America announced settlement agreements with the plaintiffs, and Wellpoint, Inc. (formerly WellPoint Health Networks, Inc. and Anthem, Inc.) announced a settlement agreement on July 11, 2005.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We continue to defend this action vigorously.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results for the three and six months ended June 30, 2005 and 2004 are as follows:

	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Premiums:
Fully insured
PPO	$910,013	$941,388	$1,814,486	$1,885,544
HMO	602,265	759,371	1,215,186	1,432,335

Total fully insured	1,512,278	1,700,759	3,029,672	3,317,879
Specialty	95,390	86,139	188,928	172,110

Total premiums	1,607,668	1,786,898	3,218,600	3,489,989
Administrative services fees	51,263	40,768	101,374	82,464
Investment and other income	29,661	37,937	59,051	61,575

Total revenues	1,688,592	1,865,603	3,379,025	3,634,028

Operating expenses:
Medical	1,347,413	1,512,413	2,672,116	2,935,190
Selling, general and administrative	290,640	295,608	582,497	582,335
Depreciation and amortization	18,977	16,400	36,985	32,465

Total operating expenses	1,657,030	1,824,421	3,291,598	3,549,990

Income from operations	31,562	41,182	87,427	84,038

Interest expense	6,347	4,270	12,749	8,040

Income before income taxes	$25,215	$36,912	$74,678	$75,998

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$1,092,442	$774,604	$2,075,583	$1,480,922
TRICARE	611,179	616,412	1,173,507	1,265,405
Medicaid	134,730	125,798	269,144	246,577

Total premiums	1,838,351	1,516,814	3,518,234	2,992,904
Administrative services fees	13,639	40,578	25,263	77,119
Investment and other income	5,779	8,483	11,064	14,376

Total revenues	1,857,769	1,565,875	3,554,561	3,084,399

Operating expenses:
Medical	1,541,096	1,277,327	2,970,126	2,538,066
Selling, general and administrative	195,820	191,287	377,996	374,189
Depreciation and amortization	12,786	10,765	24,027	21,012

Total operating expenses	1,749,702	1,479,379	3,372,149	2,933,267

Income from operations	108,067	86,496	182,412	151,132

Interest expense	3,975	1,055	6,096	2,004

Income before income taxes	$104,092	$85,441	$176,316	$149,128

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2004 revenues of $13.1 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of June 30, 2005, we had approximately 7.0 million members in our medical insurance programs, as well as approximately 1.8 million members in our specialty products programs.

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

Our strategy to drive Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of a variety of innovative and consumer-choice product designs. These products are supported by electronic informational capabilities, including education, tools, and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of quickly rising health care costs for their employees. Membership in our Smart products and other consumer-choice health plans exceeded 350,000 members at June 30, 2005, increasing approximately 40% since December 31, 2004. We believe that growth in these products, which are offered both on a fully-insured and ASO basis and may ultimately be competitively priced to produce higher margins, is a key component, among other items, for further improvement in the results of our Commercial segment. Additionally, we have increased the diversification of our commercial membership base, not only through our consumer-choice products, but also by (1) expanding our ASO membership in the mid-market group segment to take advantage of our network discounts and (2) launching our HumanaOne individual product to address an increasing migration of insureds from small group. While we expect our consumer-choice products to become a driver of growth in the years ahead as health care inflation persists, we also are enhancing the traditional products which comprise the bulk of our commercial portfolio today by applying our consumer-choice innovation.

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

In our Government segment, the passage of the Medicare Prescription Drug, Improvement, and Modernization Act, or MMA, in December 2003 demonstrated the federal government’s commitment to providing health benefits and options to seniors and has started the resurgence of Medicare as a business line that should bring us accelerating growth in 2005 and 2006. Our current Medicare presence today includes almost 475,000 members in 12 HMO markets, 30 local PPO markets, and 35 states in which we have a private fee-for-service offering. Medicare Private Fee-For-Service plans generally offer additional benefits compared to traditional Medicare in exchange for a monthly premium paid by the member. These plans typically include a prescription drug benefit with no provider network restrictions. Local Medicare PPO plans typically offer an even higher level of benefits to members, including a prescription drug benefit and a lower level of member cost-sharing on many benefits while seeking medical services from in-network providers. By December 31, 2005, we anticipate having approximately 540,000 to 550,000 Medicare Advantage members.

We also have been positioning ourselves to participate in Medicare Regional PPO plans and the Medicare Prescription Drug Plan, or PDP, as established by the MMA, beginning in 2006. As a long-time successful participant in the Medicare program, we believe that we possess (1) business competencies and management experience with senior product design, (2) a robust and scalable multi-channel distribution system, (3) an established and competitive network including a national retail pharmacy network, and (4) an established brand awareness with seniors; all of which will enable us to compete for market share in this expanding business line over the next several years.

In our TRICARE business, after being awarded the South Region contract in 2003, we transitioned our TRICARE business during 2004 to one of three newly-created regions under the government’s revised TRICARE program. We started the second option year under the South Region contract on April 1, 2005.

Other highlights since December 31, 2004, our last year end, include the following:

•	In the Government segment, we completed the acquisition of CarePlus Health Plans of Florida, increasing our Medicare presence in South Florida. This transaction is more fully-described below and in Note 3 to the condensed consolidated financial statements.

•	Membership in Medicare Advantage products grew by 97,100 members from December 31, 2004, including 50,400 members from the acquisition of CarePlus and 46,700 members in our existing products.

•	We filed numerous applications with CMS to expand our Medicare business through local PPOs, private fee-for-service plans, and, in 2006, through regional PPOs and the PDP.

•	In the Commercial segment, fully-insured membership declined 265,200 members, or 12%, since December 31, 2004 due to continued competitive pricing pressures. This decline was partially offset by an increase of 159,800 ASO members.

•	The resolution of a contingent tax gain during the first quarter of 2005 contributed to the lower effective tax rate of 22.7% during the first six months of 2005 compared to 34.0% during the first six months of 2004.

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

Recent Acquisitions

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company for approximately $444.8 million in cash including transaction costs, adding approximately 50,400 Medicare eligible beneficiaries in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. We financed the transaction with $294.0 million of borrowings under our credit agreement and $150.8 million of cash on hand. The purchase price is subject to a balance sheet settlement process with a nine month claims run-out period. This transaction is more fully described in Note 3 to the condensed consolidated financial statements.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash. Ochsner, a Louisiana health plan, added approximately 152,600 commercial medical members, primarily in fully insured large group accounts, and approximately 33,100 members in the Medicare Advantage program.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, or Statement 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R beginning January 1, 2006 under either a prospective or retrospective transition method. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for the three and six months ended June 30, 2005 and 2004 is disclosed herein. We currently are evaluating all of the provisions of Statement 123R and the expected effect on us including, among other items, selecting an option pricing model and determining the transition method.

Comparison of Results of Operations

The following discussion primarily deals with our results of operations for the three months ended June 30, 2005, or the 2005 quarter, the three months ended June 30, 2004, or the 2004 quarter, the six months ended June 30, 2005, or the 2005 period, and the six months ended June 30, 2004, or the 2004 period.

The following table presents certain financial data for our two segments:

	For the three months ended June 30,		Change
	2005	2004	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$1,512,278	$1,700,759	$(188,481)	(11.1)%
Specialty	95,390	86,139	9,251	10.7%

Total Commercial	1,607,668	1,786,898	(179,230)	(10.0)%

Medicare Advantage	1,092,442	774,604	317,838	41.0%
TRICARE	611,179	616,412	(5,233)	(0.8)%
Medicaid	134,730	125,798	8,932	7.1%

Total Government	1,838,351	1,516,814	321,537	21.2%

Total	$3,446,019	$3,303,712	$142,307	4.3%

Administrative services fees:
Commercial	$51,263	$40,768	$10,495	25.7%
Government	13,639	40,578	(26,939)	(66.4)%

Total	$64,902	$81,346	$(16,444)	(20.2)%

Income before income taxes:
Commercial	$25,215	$36,912	$(11,697)	(31.7)%
Government	104,092	85,441	18,651	21.8%

Total	$129,307	$122,353	$6,954	5.7%

Medical expense ratios (a):
Commercial	83.8%	84.6%		(0.8)
Government	83.8%	84.2%		(0.4)

Total	83.8%	84.4%		(0.6)

SG&A expense ratios (b):
Commercial	17.5%	16.2%		1.3
Government	10.6%	12.3%		(1.7)

Total	13.9%	14.4%		(0.5)

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

	For the six months ended June 30,		Change
	2005	2004	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Fully insured	$3,029,672	$3,317,879	$(288,207)	(8.7)%
Specialty	188,928	172,110	16,818	9.8%

Total Commercial	3,218,600	3,489,989	(271,389)	(7.8)%

Medicare Advantage	2,075,583	1,480,922	594,661	40.2%
TRICARE	1,173,507	1,265,405	(91,898)	(7.3)%
Medicaid	269,144	246,577	22,567	9.2%

Total Government	3,518,234	2,992,904	525,330	17.6%

Total	$6,736,834	$6,482,893	$253,941	3.9%

Administrative services fees:
Commercial	$101,374	$82,464	$18,910	22.9%
Government	25,263	77,119	(51,856)	(67.2)%

Total	$126,637	$159,583	$(32,946)	(20.6)%

Income before income taxes:
Commercial	$74,678	$75,998	$(1,320)	(1.7)%
Government	176,316	149,128	27,188	18.2%

Total	$250,994	$225,126	$25,868	11.5%

Medical expense ratios (a):
Commercial	83.0%	84.1%		(1.1)
Government	84.4%	84.8%		(0.4)

Total	83.8%	84.4%		(0.6)

SG&A expense ratios (b):
Commercial	17.5%	16.3%		1.2
Government	10.7%	12.2%		(1.5)

Total	14.0%	14.4%		(0.4)

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Medical membership was as follows at June 30, 2005 and 2004:

			Change
	2005	2004	Members	Percentage
Commercial segment medical members:
Fully insured	2,021,300	2,407,700	(386,400)	(16.0)%
ASO	1,178,400	996,700	181,700	18.2%

Total Commercial	3,199,700	3,404,400	(204,700)	(6.0)%

Government segment medical members:
Medicare Advantage	474,300	367,900	106,400	28.9%
TRICARE	1,733,600	1,856,900	(123,300)	(6.6)%
TRICARE ASO	1,142,800	786,000	356,800	45.4%
Medicaid	477,900	466,400	11,500	2.5%

Total Government	3,828,600	3,477,200	351,400	10.1%

Total medical membership	7,028,300	6,881,600	146,700	2.1%

Summary

Net income was $84.1 million, or $0.51 per diluted share in the 2005 quarter compared to $80.8 million, or $0.50 per diluted share in the 2004 quarter. Net income was $193.9 million, or $1.18 per diluted share in the 2005 period compared to $148.6 million, or $0.91 per diluted share in the 2004 period. The 2005 period included the beneficial effect of an effective tax rate of approximately 22.7% compared to 34.0% in the 2004 period, primarily due to the resolution of a contingent gain during the first quarter of 2005 in connection with the expiration of the statute of limitation on a tax position related to the 2000 tax year. Enrollment growth in our Medicare Advantage products also contributed to the increase in net income.

Premium Revenues and Medical Membership

Premium revenues increased 4.3% to $3.45 billion for the 2005 quarter, compared to $3.30 billion for the 2004 quarter. For the 2005 period, premium revenues were $6.74 billion, an increase of 3.9% compared to $6.48 billion for the 2004 period. Higher premium revenues resulted primarily from enrollment growth in our Medicare Advantage products partially offset by a decrease in fully-insured commercial membership.

Commercial segment premium revenues decreased 10.0% to $1.61 billion for the 2005 quarter, compared to $1.79 billion for the 2004 quarter. For the 2005 period, commercial segment premium revenues were $3.22 billion, a decrease of 7.8% compared to $3.49 billion for the 2004 period. Lower premium revenues primarily resulted from a reduction of fully-insured membership partially offset by increases in per member premiums. Our fully insured membership decreased 16.0%, or 386,400 members, to 2,021,300 at June 30, 2005 compared to 2,407,700 at June 30, 2004. The decrease is primarily due to the relinquishment of an 89,000-member unprofitable account on January 1, 2005 and continued attrition due to the ongoing competitive environment within the small to mid-market fully-insured group accounts, partially offset by membership gains in the individual and consumer-choice product lines. For the full year 2005, we expect fully insured commercial per member premiums to increase in the 8% to 10% range for our group accounts and 6% to 8% for our total commercial block, including the individual major medical products.

Government segment premium revenues increased 21.2% to $1.84 billion for the 2005 quarter, compared to $1.52 billion for the 2004 quarter. For the 2005 period, government segment premium revenues were $3.52 billion, an increase of 17.6% compared to $2.99 billion for the 2004 period. This increase primarily was attributable to our Medicare Advantage operations. Medicare Advantage membership was 474,300 at June 30, 2005, compared to 367,900 at June 30, 2004, an increase of 106,400 members, or 28.9%, due to the CarePlus acquisition combined with expanded participation in various Medicare Advantage programs. The February 16, 2005 CarePlus acquisition added 50,400 members. The April 1, 2004 Ochsner acquisition also contributed $120.6 million to the increase in Government segment premium revenues for the 2005 period. Per member premiums for our Medicare Advantage business increased approximately 11% for the 2005 quarter and period. For the full year 2005, we expect premium increases per member in the range of 11% to 13% including the impact of higher reimbursement associated with completing the risk adjustment settlement process with CMS in the second half of 2005. Medicare Advantage geographic expansions during 2005 are anticipated to contribute to continued enrollment growth, with projected membership in the range of 540,000 to 550,000 by December 31, 2005. TRICARE premium revenues decreased 0.8% for the 2005 quarter and 7.3% for the 2005 period, reflecting the transition to the new South Region contract, which covered fewer benefits and services than the previous contracts. Medicaid membership declined by approximately 20,000 members on August 1, 2005 as we did not renew our participation in the Medicaid program for the State of Illinois. The Illinois Medicaid business was not material to our results of operations, financial position, or cash flows.

Administrative Services Fees

Our consolidated administrative services fees for the 2005 quarter were $64.9 million, a decrease of $16.4 million, or 20.2%, from $81.3 million for the 2004 quarter. For the 2005 period, administrative services fees were $126.6 million, a decrease of 20.6% compared to $159.6 million for the 2004 period.

For the Commercial segment, administrative services fees increased $10.5 million, or 25.7%, from $40.8 million for the 2004 quarter to $51.3 million for the 2005 quarter, and increased $18.9 million, or 22.9%, from $82.5 million to $101.4 million when comparing the 2005 period to the 2004 period. This increase corresponds to the higher level of ASO membership at June 30, 2005, which was 1,178,400 members, compared to 996,700 at June 30, 2004, an increase of 18.2%.

Administrative services fees for the Government segment decreased $26.9 million, or 66.4%, from $40.6 million for the 2004 quarter to $13.6 million for the 2005 quarter, and decreased $51.9 million, or 67.2%, from

$77.1 million to $25.3 million when comparing the 2005 period to the 2004 period. This decline resulted from the transition to the new South Region contract which carved out certain government programs including the administration of pharmacy and medical benefits to senior members over the age of 65. We stopped providing services under these separate programs beginning June 1, 2004.

Investment and Other Income

Investment and other income totaled $35.4 million for the 2005 quarter, a decrease of $11.0 million from $46.4 million for the 2004 quarter. For the 2005 period, investment and other income totaled $70.1 million, a decrease of $5.9 million from $76.0 million for the 2004 period. The decrease for the quarter and period was primarily attributable to a $16.0 million capital gain from the sale of a privately held venture capital investment in the prior year period.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio (MER), for both the 2005 quarter and the 2005 period were 83.8%, decreasing 60 basis points from 84.4% for both the 2004 quarter and the 2004 period.

The Commercial segment’s MER for the 2005 quarter was 83.8%, decreasing 80 basis points from the 2004 quarter of 84.6%, and a decrease of 110 basis points from 84.1% to 83.0% was experienced comparing the 2005 period to the 2004 period. The decrease in MER reflects the improving risk profile in the commercial portfolio, including the absence of the unprofitable 89,000-member large group account that lapsed on January 1, 2005 and changing membership mix to lower MER individual and consumer-choice members. For the full year 2005, we continue to expect our fully insured commercial medical cost trends to rise in the range of 8% to 10% for our group accounts and 6% to 8% for our total commercial block, including our individual major medical products.

The Government segment’s MER for the 2005 quarter was 83.8%, decreasing 40 basis points from the 2004 quarter of 84.2%, and a decrease of 40 basis points from 84.8% to 84.4% was experienced comparing the 2005 period to the 2004 period. These improvements primarily were attributable to the increase in Medicare revenues as a percentage of the total revenues. Medicare medical cost trends are expected to increase in the range of 9% to 11% for 2005.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2005 quarter was 13.9%, decreasing 50 basis points from the 2004 quarter of 14.4%. For the 2005 period, the SG&A expense ratio was 14.0%, decreasing 40 basis points when compared to the 2004 period of 14.4%. These improvements resulted as the increase in premium revenues outpaced administrative expense trends despite increased spending on new Medicare opportunities. We continue to anticipate our consolidated SG&A expense ratio to be in the range of 13.5% to 14.5% for the full year of 2005, including the impact of our estimated additional spending for our Medicare expansion initiatives.

The Commercial segment SG&A expense ratio increased 130 basis points from 16.2% to 17.5% for the 2005 quarter versus the 2004 quarter. For the 2005 period, the Commercial segment SG&A expense ratio was 17.5%, increasing 120 basis points from the 2004 period of 16.3%. This increase resulted from a mix shift to a greater percentage of ASO members as well as a higher proportion of fixed overhead cost relative to revenues due to a reduction in membership.

The Government segment SG&A expense ratio decreased 170 basis points from 12.3% to 10.6% for the 2005 quarter versus the 2004 quarter. For the 2005 period, the Government segment SG&A expense ratio was 10.7%, decreasing 150 basis points from the 2004 period of 12.2%. The decrease in the Government segment SG&A expense ratio was attributable to the transition to the TRICARE South contract partially offset by increased spending associated with the Medicare business.

Depreciation and amortization for the 2005 quarter totaled $31.8 million compared to $27.2 million for the 2004 quarter, an increase of $4.6 million, or 16.9%. For the 2005 period, depreciation and amortization totaled $61.0 million compared to $53.5 million for the 2004 period, an increase of $7.5 million, or 14.1%. Amortization of other intangible assets increased $4.1 million for the 2005 quarter and $6.1 million for the 2005 period primarily as a result of intangible assets recorded in connection with the CarePlus acquisition.

Interest Expense

Interest expense was $10.3 million for the 2005 quarter, compared to $5.3 million for the 2004 quarter, an increase of $5.0 million. For the 2005 period, interest expense was $18.8 million, increasing $8.8 million compared to $10.0 million for the 2004 period. This increase primarily resulted from higher interest rates and higher average outstanding debt. The borrowing of $294 million under our credit agreement to finance the February 16, 2005 CarePlus acquisition increased interest expense $2.4 million during the 2005 quarter and $3.6 million during the 2005 period. The average interest rate during the 2005 period of 4.8% increased 150 basis points compared to 3.3% during the 2004 period.

Income Taxes

On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the 2005 quarter was approximately 34.9%, compared to 34.0% for the 2004 quarter. For the 2005 period, the effective tax rate was 22.7%, compared to 34.0% for the 2004 period. The effective tax rate for the 2005 period reflects the favorable impact from the resolution of a contingent gain in the first quarter of 2005 in connection with the expiration of the statute of limitation on a tax position related to the 2000 tax year. We expect our effective tax rate will be in the range of 34% to 36% for the remaining two 2005 quarters and approximately 30% for the year.

Membership

The following table presents our medical and specialty membership at June 30, 2005, March 31, 2005, and at the end of each quarter in 2004:

	2005		2004
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Commercial segment:
Fully insured	2,021,300	2,039,300	2,286,500	2,296,400	2,407,700	2,298,600
ASO	1,178,400	1,180,100	1,018,600	1,018,800	996,700	997,000

Total Commercial	3,199,700	3,219,400	3,305,100	3,315,200	3,404,400	3,295,600

Government segment:
Medicare Advantage	474,300	449,900	377,200	371,300	367,900	333,200
TRICARE	1,733,600	1,723,400	1,789,400	1,138,600	1,856,900	1,860,100
TRICARE ASO	1,142,800	1,148,400	1,082,400	674,700	786,000	1,057,900
Medicaid	477,900	477,200	478,600	475,800	466,400	468,200

Total Government	3,828,600	3,798,900	3,727,600	2,660,400	3,477,200	3,719,400

Total medical members	7,028,300	7,018,300	7,032,700	5,975,600	6,881,600	7,015,000

Specialty Membership:
Commercial segment	1,836,100	1,824,100	1,708,200	1,714,300	1,691,400	1,703,200

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

Cash and cash equivalents increased to $603.8 million at June 30, 2005 from $580.1 million at December 31, 2004. The change in cash and cash equivalents for the six months ended June 30, 2005 and 2004 is summarized as follows:

	2005	2004
	(in thousands)
Net cash provided by operating activities	$281,085	$24,855
Net cash used in investing activities	(511,231)	(640,562)
Net cash provided by (used in) financing activities	253,857	(112,061)

Increase (decrease) in cash and cash equivalents	$23,711	$(727,768)

Cash Flow from Operating Activities

The comparison of our operating cash flows for the 2005 and 2004 periods were significantly impacted by the timing of the monthly Medicare Advantage premium remittance. We received six monthly Medicare Advantage premium receipts during the 2005 period compared to only five premium receipts received during the 2004 period because the January 1, 2004 premium receipt of $211.9 million was received in December 2003. In addition, there were no corresponding premium receipts for the February CarePlus Medicare Advantage revenues of $19.8 million because these premium receipts were received prior to the February 16, 2005 acquisition date.

Other than the impact from the timing of the Medicare Advantage premium receipts, higher earnings contributed to increased operating cash flows during the 2005 period compared to the 2004 period. Comparisons of our operating cash flows also are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004	Change
	(in thousands)
TRICARE:
Base receivable	$414,945	$396,355	$18,590
Bid price adjustments (BPAs)	—	25,601	(25,601)
Change orders	13,764	6,021	7,743

TRICARE subtotal	428,709	427,977	732

Commercial and other	210,442	186,144	24,298
Allowance for doubtful accounts	(30,997)	(34,506)	3,509

Total net receivables	$608,154	$579,615	28,539

Reconciliation to cash flow statement:
Receivables from acquisition			(2,289)

Change in receivables in cash flow statement			$26,250

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

The $24.3 million increase in commercial and other receivables was primarily due to the timing of the receipt of the monthly Puerto Rico Medicaid premium. Approximately $16.1 million of the June 2005 premium was received on July 1, 2005.

The detail of medical and other expenses payable was as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004	Change
	(in thousands)
IBNR (1)	$1,285,988	$1,164,518	$121,470
Reported claims in process (2)	128,204	97,801	30,403
Other medical expenses payable (3)	263,359	159,691	103,668

Total medical and other expenses payable	$1,677,551	$1,422,010	255,541

Reconciliation to cash flow statement:
Medical and other expenses payable from acquisition			(37,375)

Change in medical and other expenses payable in cash flow statement			$218,166

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(3)	Other medical expenses payable includes capitation, risk share, and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during the 2005 period due to medical claims inflation, an increase in the payable associated with the risk sharing provisions of the TRICARE contracts, and the timing of the payable to our pharmacy benefit administrator.

Cash Flow from Investing Activities

During 2005, we paid $444.8 million to acquire CarePlus, net of $92.1 million of cash acquired.

Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $67.2 million for the 2005 period and $48.0 million for the 2004 period. Excluding acquisitions, we expect our total capital expenditures in 2005 to range between $155 million and $165 million, increasing from the full year 2004 spending of $114.1 million due to our Medicare expansion initiative.

During the 2004 period, proceeds from the sale of the Jacksonville service center building increased investing cash flows $14.8 million.

Cash Flow from Financing Activities

During the 2005 period, we borrowed $294 million under our 5-year $600 million credit agreement to finance the CarePlus acquisition. Since the CarePlus acquisition, we have repaid $50 million under the credit agreement. The remainder of the cash provided by financing activities in the 2005 and 2004 periods resulted primarily from proceeds from stock option exercises, the change in the book overdraft, and the change in the securities lending payable.

Long-term Debt

Long-term debt outstanding was as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Long-term debt:
6.30% senior, unsecured notes due Aug. 1, 2018, net of unamortized discount of $751 at June 30, 2005 and $780 at December 31, 2004	$299,249	$299,220
7.25% senior, unsecured notes due Aug. 1, 2006, net of unamortized discount of $159 at June 30, 2005 and $231 at December 31, 2004	299,841	299,769
Fair value of interest rate swap agreements	20,051	17,082
Deferred gain from interest rate swap exchange	11,282	16,338

Total senior notes	630,423	632,409

Credit agreement	244,000	—
Other long-term borrowings	3,965	4,287

Total long-term debt	$878,388	$636,696

Swap Agreements

In order to hedge the risk of changes in the fair value of our $300 million 6.30% senior notes and our $300 million 7.25% senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. The interest rate swap agreements, which have the same critical terms as our 6.30% senior notes and our 7.25% senior notes, are designated fair value hedges. Changes in the fair value of the 6.30% or 7.25% senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheet at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair values of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate based on LIBOR. At June 30, 2005, the effective interest rate was 4.40% for the 6.30% senior notes and 5.23% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At June 30, 2005, the fair value of our swap agreements related to the 6.30% senior notes was in our favor by $26.4 million and is included in other long-term assets and the fair value of our swap agreements related to the 7.25% senior notes was out of our favor by $6.3 million and is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been increased $20.1 million to reflect their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $2.5 million for the three months ended June 30, 2005 and $2.4 million for the three months ended June 30, 2004. Amortization of the deferred swap gain reduced interest expense $5.1 million for the six months ended June 30, 2005 and $4.9 million for the six months ended June 30, 2004.

Credit Agreement

The 5-year $600 million unsecured revolving credit agreement expires in September 2009. Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At June 30, 2005, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

On February 16, 2005, we borrowed $294.0 million under the credit agreement to finance the CarePlus acquisition. Since the CarePlus transaction, we have repaid $50 million under the credit agreement. In addition, we have outstanding letters of credit of $35.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of June 30, 2005, we have $320.9 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally will not exceed $600 million.

At June 30, 2005, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $4.0 million at June 30, 2005 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

As of June 30, 2005, we maintained aggregate statutory capital and surplus of $1,090.9 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $776.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Certain states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at June 30, 2005, each of our subsidiaries would be in compliance and we would have $255.8 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

The expansion of our business in connection with the Medicare Modernization Act will require the maintenance of additional amounts of capital by our subsidiaries. The amounts that will be required will depend upon the volume of business generated.

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes opportunities created with the new Medicare Advantage products. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act, or MMA, was signed into law. We believe MMA offers new opportunities in our Medicare programs, including our HMO, PPO, and Private Fee-For-Service products. We have made additional investments in the Medicare Advantage program to enhance our ability to participate in these expanded programs. We have announced plans to double the size of our Medicare geographic reach through expanded Medicare Advantage product offerings. We intend to offer both the stand-alone Medicare Prescription Drug Coverage (PDP) and Medicare Advantage Health Plan with Prescription Drug Coverage (MA-PD) in addition to our current product offerings. We currently offer Medicare Advantage HMO and PPO health plans in nearly 40 markets nationwide as well as the private fee-for-service plan in eleven states with plans for expansion into more than twenty additional states in the coming months. Enrollment in the new Part D prescription drug plans will begin in November 2005, with the plans becoming effective January 1, 2006. We have announced our intention to offer the Medicare prescription drug plan in 46 states and the District of Columbia.

Additionally, our strategy includes the growth of our Commercial segment business, with emphasis on our ASO and individual products, introduction of new products and benefit designs, including our Smart, consumer-choice products such as Health Savings Accounts (HSAs) as well as the adoption of new technologies and the integration of acquired businesses and contracts. We believe that by combining our abilities in product design, clinical programs and consumer engagement, we can achieve cost savings for our customers and our company.

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

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. We are in the process of changing vendors in our pharmacy benefits program. A change in service providers could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

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

We, together with some of our competitors in the health benefits business are defendants in a number of purported class action lawsuits. These include an action originally filed against us and nine of our competitors that purports to be brought on behalf of health care providers. Six of those companies have now entered into agreements to settle this action. This suit alleges breaches of federal statutes, including ERISA and RICO. Depending upon the outcome of these cases, these lawsuits may cause or force changes in the practices of the managed care industry.

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ alleged malpractice;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to self-funded business, including actions alleging claim administration errors;

•	claims related to the failure to disclose some business practices; and

•	claims relating to customer audits and contract performance.

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

A significant portion of our revenues relates to federal and state government health care coverage programs, including the TRICARE, Medicare Advantage, and Medicaid programs. These programs involve various risks, including:

•

At June 30, 2005, under one of our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 288,700 members in Florida. This contract accounted for approximately 19% of our total premiums and ASO fees for the six months ended June 30, 2005.

The loss of this and other CMS contracts or significant changes in the Medicare Advantage program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	At June 30, 2005, our TRICARE business, which accounted for approximately 17% of our total premiums and ASO fees during the six months ended June 30, 2005, primarily consisted of the South Region contract. The South Region contract is a five-year contract, subject to annual renewals at the Government’s option that covers approximately 2.9 million beneficiaries. This contract also is generally subject to frequent change from events and circumstances such as the escalated conflict in the Middle East. These changes may include a reduction or increase in the number of persons enrolled or eligible to enroll, in the revenue we receive or in our administrative or health care costs. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. The loss of our current TRICARE contract would have a material adverse effect on our financial position, results of operations and cash flows;

•	At June 30, 2005, under our contract with the Puerto Rico Health Insurance Administration, we provided health insurance coverage to approximately 397,400 Medicaid members in Puerto Rico. This contract, accounted for approximately 3% of our total premiums and ASO fees for the six months ended June 30, 2005. We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration that were scheduled to expire on June 30, 2005, but have currently been extended through August 31, 2005. Due to recent changes in leadership and policy revisions under consideration, the government of Puerto Rico has decided to delay the bid process for new contracts. We are currently negotiating the terms of contract extensions for a period of up to one year. At this time we are unable to predict the ultimate impact that any government policy revisions might have on our Medicaid contracts in Puerto Rico. The loss of this contract or significant changes in the Puerto Rico Medicaid program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act;

•	CMS has implemented a risk adjustment model which apportions premiums paid to Medicare health plans according to health severity. A risk adjustment model thus pays more for enrollees with predictably higher costs. Under the new risk adjustment methodology, Humana and all Medicare health plans must collect, capture and submit the necessary diagnosis code information to CMS at least twice a year. The CMS risk adjustment model uses the diagnosis data from inpatient and ambulatory treatment settings to calculate the risk adjusted premium payment to Medicare health plans. The risk adjustment model is being phased in. The portion of the risk adjusted payment was increased from 10% in 2003 to 30% in 2004. The portion of risk adjusted payment for 2005 is 50%, increasing to 75% in 2006 and 100% beginning in 2007. As a result of the CMS payment methodology described above, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably;

•	changes to these government programs in the future may also affect our ability or willingness to participate in these programs;

•	higher comparative medical costs;

•	government regulatory and reporting requirements; and

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups.

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

State regulations require our licensed, operating subsidiaries to maintain minimum net worth requirements and restrict some investment activities. Additionally, those regulations may restrict the ability of our subsidiaries to make dividend payments, loans, loan repayments or other payments to us.

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	rules tightening time periods in which claims must be paid;

•	medical malpractice reform;

•	health insurance access and affordability;

•	provider compensation and contract language;

•	disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency;

•	product flexibility and use of innovative technology;

•	disclosure of provider quality information;

•	health plan liability to members who fail to receive appropriate care;

•	disclosure and composition of physician networks;

•	formation of regional/national association health plans for small employers;

•	physicians’ ability to collectively negotiate contract terms with carriers, including fees; and

•	mental health parity.

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

Our ability to manage administrative costs could hamper profitability

The level of our administrative expenses can affect our profitability. While we attempt to effectively manage such expenses, increases in staff-related expenses, investment in new products, greater emphasis on small group and individual health insurance products, acquisitions, and implementation of regulatory requirements, among others, may occur from time to time.

There can be no assurance that we will be able to successfully contain our administrative expenses in line with our membership which may result in a material adverse effect on our financial position, results of operations and cash flows.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our principal accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2005.

Based on our evaluation, our CEO, CFO and principal accounting officer concluded that our disclosure controls and procedures are effective, with reasonable assurance, in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

As permitted by the SEC, our evaluation did not include the disclosure controls and procedures of the acquired operations of CarePlus Health Plans of Florida (CarePlus), which is included in the Company’s consolidated financial statements as of June 30, 2005 and for the period from February 17, 2005 through June 30, 2005. Consolidated operations of CarePlus constituted approximately $579.8 million, or 9% of the Company’s total assets as of June 30, 2005, and approximately $206.6 million, or 3% of the Company’s revenues for the period from February 17, 2005 through June 30, 2005.

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

For a description of the litigation and legal proceedings pending against us, see Legal Proceedings in Note 9 to the condensed financial statements beginning on page 14 of this Form 10-Q.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None. We repurchased 54,340 shares in connection with employee equity-based compensation plans during the six months ended June 30, 2005.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

Reported in the first quarter.

Item 5:	Other Information

None.

Item 6:	Exhibits

	12	Computation of ratio of earnings to fixed charges.

	31.1	CEO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

	31.2	CFO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

	32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 5, 2005	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)

Date:	August 5, 2005	By:	/S/ ARTHUR P. HIPWELL
Arthur P. Hipwell
Senior Vice President and
General Counsel