Form 10-Q
period 2005-09-30
HUMANA INC
filed 2005-11-07
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2005
$0.16 2/3 par value	162,788,934 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2005

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$978,936	$580,079
Investment securities	2,228,424	2,145,645
Receivables, less allowance for doubtful accounts of $33,481 in 2005 and $34,506 in 2004:
Premiums	695,344	554,661
Administrative services fees	15,796	24,954
Securities lending collateral	117,553	77,840
Other	247,083	212,958

Total current assets	4,283,136	3,596,137

Property and equipment, net	457,078	399,506
Other assets:
Long-term investment securities	365,634	348,465
Goodwill	1,220,461	885,572
Other	506,112	427,937

Total other assets	2,092,207	1,661,974

Total assets	$6,832,421	$5,657,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$1,817,226	$1,422,010
Trade accounts payable and accrued expenses	509,438	488,332
Book overdraft	258,433	192,060
Securities lending payable	117,553	77,840
Unearned revenues	533,908	146,326
Current portion of long-term debt	302,366	—

Total current liabilities	3,538,924	2,326,568
Long-term debt	317,210	636,696
Other long-term liabilities	610,317	604,229

Total liabilities	4,466,451	3,567,493

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 178,608,482 shares issued at September 30, 2005 and 176,044,649 shares issued at December 31, 2004	29,768	29,340
Capital in excess of par value	1,083,631	1,017,156
Retained earnings	1,473,699	1,229,823
Accumulated other comprehensive (loss) income	(3,504)	16,526
Unearned stock compensation	(14,553)	(1,721)
Treasury stock, at cost, 15,840,173 shares at September 30, 2005 and 15,778,088 shares at December 31, 2004	(203,071)	(201,000)

Total stockholders’ equity	2,365,970	2,090,124

Total liabilities and stockholders’ equity	$6,832,421	$5,657,617

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share results)
Revenues:
Premiums	$3,712,364	$3,083,554	$10,449,198	$9,566,447
Administrative services fees	63,817	59,837	190,454	219,420
Investment and other income	45,280	32,882	115,395	108,833

Total revenues	3,821,461	3,176,273	10,755,047	9,894,700

Operating expenses:
Medical	3,094,397	2,550,911	8,736,639	8,024,167
Selling, general and administrative	611,300	460,171	1,571,793	1,416,695
Depreciation and amortization	34,119	31,238	95,131	84,715

Total operating expenses	3,739,816	3,042,320	10,403,563	9,525,577

Income from operations	81,645	133,953	351,484	369,123
Interest expense	10,141	6,480	28,986	16,524

Income before income taxes	71,504	127,473	322,498	352,599
Provision for income taxes	21,560	43,170	78,622	119,713

Net income	$49,944	$84,303	$243,876	$232,886

Basic earnings per common share	$0.31	$0.53	$1.51	$1.45

Diluted earnings per common share	$0.30	$0.52	$1.48	$1.43

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$243,876	$232,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,131	84,715
(Benefit) provision for deferred income taxes	(29,062)	27,545
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(129,236)	106,709
Other assets	(31,287)	(18,776)
Medical and other expenses payable	357,841	92,916
Other liabilities	(4,162)	26,675
Unearned revenues	367,809	(204,426)
Other, net	1,214	(19,920)

Net cash provided by operating activities	872,124	328,324

Cash flows from investing activities
Acquisitions, net of cash acquired	(352,816)	(115,972)
Purchases of property and equipment	(112,318)	(72,900)
Proceeds from sales of property and equipment	2,648	28,972
Purchases of investment securities	(1,694,123)	(3,614,781)
Maturities of investment securities	596,276	840,275
Proceeds from sales of investment securities	992,420	2,203,853
Change in securities lending collateral	(39,713)	4,149

Net cash used in investing activities	(607,626)	(726,404)

Cash flows from financing activities
Borrowings under credit agreement	294,000	—
Repayments under credit agreement	(294,000)	—
Change in securities lending payable	39,713	(4,149)
Common stock repurchases	(2,071)	(64,472)
Change in book overdraft	66,373	(102,948)
Proceeds from stock option exercises and other	30,344	13,335

Net cash provided by (used in) financing activities	134,359	(158,234)

Increase (decrease) in cash and cash equivalents	398,857	(556,314)
Cash and cash equivalents at beginning of period	580,079	931,404

Cash and cash equivalents at end of period	$978,936	$375,090

Supplemental cash flow disclosures:
Interest payments	$33,903	$22,663
Income tax payments, net	$125,574	$44,922

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The effect on net income and earnings per common share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to our fixed-based stock option awards using the Black-Scholes pricing model was as follows for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share results)
Net income, as reported	$49,944	$84,303	$243,876	$232,886
Add: Stock-based employee compensation expense included in reported net income, net of related tax	2,082	591	5,081	1,463
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(5,219)	(3,216)	(14,000)	(9,334)

Adjusted net income	$46,807	$81,678	$234,957	$225,015

Earnings per common share:
Basic, as reported	$0.31	$0.53	$1.51	$1.45

Basic, pro forma	$0.29	$0.51	$1.45	$1.40

Diluted, as reported	$0.30	$0.52	$1.48	$1.43

Diluted, pro forma	$0.28	$0.51	$1.42	$1.38

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, or Statement 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R beginning January 1, 2006 under either a prospective or retrospective transition method. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for the three and nine months ended September 30, 2005 and 2004 is disclosed above. We currently are evaluating the provisions of Statement 123R and the expected effect on us including, among other items, selecting an option pricing model. We anticipate using the retrospective transition model which we estimate would lower 2005 results by approximately $0.08 per diluted common share. We believe the impact of adopting Statement 123R would lower 2006 results approximately $0.10 per diluted common share, assuming a similar number and pattern of granting stock option awards as the current year, the use of the Black-Scholes pricing model with expected life and volatility assumptions similar to the current year, a stock price reflective of our current environment and a forfeiture rate as preliminarily calculated.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(3) Acquisitions

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company. CarePlus provides Medicare Advantage HMO plans and benefits to Medicare eligible members in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. We paid approximately $444.9 million in cash including transaction costs. We financed the transaction with $294.0 million of borrowings under our credit agreement and $150.9 million of cash on hand. The purchase price is subject to a balance sheet settlement process with a nine month claims run-out period. The fair value of the acquired tangible assets (liabilities) consisted of the following:

(in thousands)
Cash and cash equivalents	$92,116
Premiums receivable and other current assets	6,510
Property and equipment and other assets	21,315
Medical and other expenses payable	(37,375)
Other current liabilities	(23,986)
Other liabilities	(3,995)

Net tangible assets acquired	$54,585

The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $390.3 million. We allocated the excess purchase price over the fair value of the net tangible assets acquired to other intangible assets of $88.9 million and associated deferred tax liabilities of $33.5 million, and goodwill of $334.9 million. The other intangible assets, which consist primarily of subscriber contracts, have a weighted-average useful life of approximately 10 years. Approximately $46.9 million of the acquired goodwill is deductible for income tax purposes. We used an independent third party valuation specialist firm to assist us in evaluating the fair value of assets acquired.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash.

The results of operations and financial condition of CarePlus and Ochsner have been included in our condensed consolidated statements of income and condensed consolidated balance sheets since the acquisition date. The pro forma financial information presented below assumes that the acquisitions of CarePlus and Ochsner had occurred as of the beginning of each respective period. The pro forma adjustments include the pro forma effect of amortization of other intangible assets arising from the purchase price allocation and interest expense related to the assumed financing of the cash purchase price and the associated income tax effects of the pro forma adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the CarePlus and Ochsner acquisitions been consummated at the beginning of the respective periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004 (1)	2005 (2)	2004 (3)
	(in thousands, except per share results)
Revenues	$3,821,461	$3,299,049	$10,827,598	$10,441,797
Net income	$49,944	$89,974	$247,187	$251,487
Earnings per common share:
Basic	$0.31	$0.56	$1.53	$1.56
Diluted	$0.30	$0.56	$1.50	$1.55

(1)	This period includes the pro forma impact of CarePlus only for three months.
(2)	This period includes the pro forma impact of CarePlus only for approximately 1.5 months.
(3)	This period includes the pro forma impact of CarePlus for nine months and Ochsner for three months.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2005 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2004	$698,430	$187,142	$885,572
CarePlus acquisition	—	334,889	334,889

Balance at September 30, 2005	$698,430	$522,031	$1,220,461

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2005 and December 31, 2004:

	Weighted Average Life at 9/30/05	September 30, 2005			December 31, 2004
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Subscriber contracts	9.8 yrs	$181,256	$98,357	$82,899	$97,256	$82,343	$14,913
Provider contracts	9.6 yrs	22,428	13,158	9,270	22,428	11,022	11,406
Licenses and other	18.3 yrs	10,690	2,485	8,205	5,790	1,787	4,003

Total other intangible assets	10.1 yrs	$214,374	$114,000	$100,374	$125,474	$95,152	$30,322

Amortization expense for other intangible assets was approximately $18.8 million for the nine months ended September 30, 2005 and $8.1 million for the nine months ended September 30, 2004. The following table presents our estimate of amortization expense for the remaining three months of 2005, and for each of the five next succeeding fiscal years:

(in thousands)
For the three month period ending December 31, 2005	$4,959
For the years ending December 31,:
2006	$17,290
2007	$14,074
2008	$11,474
2009	$7,652
2010	$7,155

(5) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$49,944	$84,303	$243,876	$232,886
Net unrealized investment (losses) gains, net of tax	(16,619)	30,553	(20,030)	(3,112)

Comprehensive income, net of tax	$33,325	$114,856	$223,846	$229,774

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents details supporting the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share results)
Net income available for common stockholders	$49,944	$84,303	$243,876	$232,886

Weighted average outstanding shares of common stock used to compute basic earnings per common share	162,048	159,308	161,484	160,697
Dilutive effect of:
Employee stock options	3,852	1,662	3,487	1,824
Restricted stock	137	27	70	43

Shares used to compute diluted earnings per common share	166,037	160,997	165,041	162,564

Basic earnings per common share	$0.31	$0.53	$1.51	$1.45

Diluted earnings per common share	$0.30	$0.52	$1.48	$1.43

Number of antidilutive stock options excluded from computation	35	4,105	12	2,833

(7) Income Taxes

The effective income tax rate was 30.2% for the three months ended September 30, 2005 and 24.4% for the nine months ended September 30, 2005 compared to 33.9% for the three months ended September 30, 2004 and 34.0% for the nine months ended September 30, 2004. The lower effective tax rate in 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(8) Long-term Debt

Long-term debt outstanding was as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Long-term debt:
6.30% senior, unsecured notes due Aug. 1, 2018, net of unamortized discount of $737 at September 30, 2005 and $780 at December 31, 2004	$299,263	$299,220
7.25% senior, unsecured notes due Aug. 1, 2006, net of unamortized discount of $123 at September 30, 2005 and $231 at December 31, 2004	299,877	299,769
Fair value of interest rate swap agreements	7,916	17,082
Deferred gain from interest rate swap exchange	8,718	16,338

Total senior notes	615,774	632,409
Credit agreement	—	—
Other long-term borrowings	3,802	4,287

Total debt	619,576	636,696
Less: Current portion of long-term debt	302,366	—

Total long-term debt	$317,210	$636,696

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

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate based on LIBOR. At September 30, 2005, the effective interest rate was 4.95% for the 6.30% senior notes and 5.79% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At September 30, 2005, the fair value of our swap agreements related to the 6.30% senior notes was in our favor by $14.1 million and is included in other long-term assets and the fair value of our swap agreements related to the 7.25% senior notes was out of our favor by $6.2 million and is included in other current liabilities. Likewise, the carrying value of our senior notes has been increased $7.9 million to reflect their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $2.6 million for the three months ended September 30, 2005 and $2.5 million for the three months ended September 30, 2004. Amortization of the deferred swap gain reduced interest expense $7.6 million for the nine months ended September 30, 2005 and $7.3 million for the nine months ended September 30, 2004.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At September 30, 2005, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

On February 16, 2005, we borrowed $294.0 million under the credit agreement to finance the CarePlus acquisition. Since the CarePlus transaction, we have repaid the $294.0 million under the credit agreement. In addition, we have outstanding letters of credit of $35.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of September 30, 2005, we had $564.9 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally will not exceed $600 million.

At September 30, 2005, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $3.8 million at September 30, 2005 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(9) Guarantees and Contingencies

Indemnifications and Guarantees

Our operating lease of an airplane, which expires January 1, 2010, provides for a residual value payment guarantee of no more than $4.8 million at the end of the lease term. At the end of the lease term, we have the right to exercise a purchase option or the airplane can be sold to a third party. If we decide not to exercise our purchase option, we must pay the lessor a maximum amount of $4.8 million. This amount will be reduced by the net sales proceeds in excess of $4.2 million from the sale of the airplane to a third party.

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

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of us, or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial and accordingly, no amounts have been accrued at September 30, 2005.

Government Contracts

Our Medicare business, which accounted for approximately 32% of our total premiums and ASO fees for the nine months ended September 30, 2005, primarily consisted of HMO, PPO and Fee-For-Service products covered under the Medicare Advantage contracts with the federal government. The contracts are renewed for a one-year term each December 31 unless notice of termination is received at least 90 days prior thereto. No termination notices have been received in 2005 in connection with our existing contracts.

Our TRICARE business, which accounted for approximately 18% of our total premiums and ASO fees for the nine months ended September 30, 2005, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals at the Government’s option and expires March 31, 2009. This contract also is generally subject to frequent change from events and circumstances such as the escalated conflict in the Middle East. These changes may include a reduction or increase in the number of persons enrolled or eligible to enroll, in the revenue we receive or in our administrative or health care costs. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 4% of our total premiums and ASO fees for the nine months ended September 30, 2005, consisted of contracts in Puerto Rico, Florida and Illinois. Our contracts with the Puerto Rico Health Insurance Administration, which accounted for approximately 3% of our total premium and ASO fees for the nine months ended September 30, 2005, were scheduled to expire on June 30, 2005. We currently are negotiating the terms of an amendment to the contracts that will extend the contracts until June 30, 2006. We have finalized rates for the 2005-2006 contract year and are in the process of finalizing the amendments to the contracts. The government of Puerto Rico has indicated that it must consider the impact of the new Medicare legislation on the Medicaid contracts in order to complete the arrangements for 2006. At this time we are unable to predict the ultimate impact that any government policy decisions might have on our Medicaid contracts in Puerto Rico.

Our other Medicaid contract is in Florida, and is an annual contract. Due to continual decreases in the reimbursement from the state of Illinois, we exited the Illinois Medicaid market effective July 31, 2005. The Illinois and Florida Medicaid contracts accounted for approximately 1% of our total premiums and ASO fees for the nine months ended September 30, 2005, and therefore were not material to our results of operations, financial position, or cash flows.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legal Proceedings

Managed Care Industry Purported Class Action Litigation

From 1999 to 2005, we were involved in several purported class action lawsuits that were part of a wave of generally similar actions targeting the health care payer industry and particularly managed care companies. These included a lawsuit against us and originally nine of our competitors that purported to be brought on behalf of physicians who treated our members from January 1, 1990, forward. These cases were consolidated in the United States District Court for the Southern District of Florida, and styled In re Managed Care Litigation.

On October 17, 2005, we and representatives of over 700,000 physicians and several state medical societies reached an agreement (“Settlement Agreement”) to settle the lawsuit by payment of $40 million for the physicians and an amount up to $18 million for the plaintiffs’ attorneys, subject to approval by the Court. The Settlement Agreement recognizes that we have undertaken certain initiatives to facilitate relationships with and payments to physicians and provides for additional initiatives over its four-year term. The Court preliminarily approved the Settlement Agreement on October 19, 2005, and set a Settlement Hearing for March 6, 2006.

Four other defendants, Aetna Inc., Cigna Corporation, Health Net, Inc. and The Prudential Insurance Company of America previously entered into settlement agreements which have been approved by the Court. Wellpoint, Inc. (formerly WellPoint Health Networks, Inc. and Anthem, Inc.) announced a settlement agreement on July 11, 2005.

In connection with the settlement and other related litigation costs, we recorded pretax administrative expense of $71.9 million ($44.8 million after taxes, or $0.27 per diluted common share) in the third quarter of 2005.

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

The outcome of current suits or likelihood or outcome of future suits or governmental investigations, cannot be accurately predicted with certainty. In addition, the potential for increased liability for medical negligence arising from claims adjudication, along with the increased litigation that has accompanied the negative publicity and public

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

perception of our industry, adds to this uncertainty. Therefore, such legal actions and government audits and investigations could have a material adverse effect on our financial position, results of operations, and cash flows.

(10) Segment Information

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, Medicaid, and TRICARE. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Government Segment
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$1,296,743	$814,612	$3,372,326	$2,295,534
TRICARE	659,019	386,439	1,832,526	1,651,844
Medicaid	139,961	131,318	409,105	377,895

Total premiums	2,095,723	1,332,369	5,613,957	4,325,273
Administrative services fees	8,821	18,513	34,084	95,632
Investment and other income	9,341	5,656	20,405	20,032

Total revenues	2,113,885	1,356,538	5,668,446	4,440,937

Operating expenses:
Medical	1,729,902	1,086,677	4,700,028	3,624,743
Selling, general and administrative	276,799	168,466	654,795	542,655
Depreciation and amortization	15,449	11,436	39,476	32,448

Total operating expenses	2,022,150	1,266,579	5,394,299	4,199,846

Income from operations	91,735	89,959	274,147	241,091

Interest expense	2,178	1,192	8,274	3,196

Income before income taxes	$89,557	$88,767	$265,873	$237,895

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Premiums:
Fully insured
PPO	$905,475	$945,906	$2,719,961	$2,831,450
HMO	614,496	717,457	1,829,682	2,149,792

Total fully insured	1,519,971	1,663,363	4,549,643	4,981,242
Specialty	96,670	87,822	285,598	259,932

Total premiums	1,616,641	1,751,185	4,835,241	5,241,174
Administrative services fees	54,996	41,324	156,370	123,788
Investment and other income	35,939	27,226	94,990	88,801

Total revenues	1,707,576	1,819,735	5,086,601	5,453,763

Operating expenses:
Medical	1,364,495	1,464,234	4,036,611	4,399,424
Selling, general and administrative	334,501	291,705	916,998	874,040
Depreciation and amortization	18,670	19,802	55,655	52,267

Total operating expenses	1,717,666	1,775,741	5,009,264	5,325,731

(Loss) income from operations	(10,090)	43,994	77,337	128,032
Interest expense	7,963	5,288	20,712	13,328

(Loss) income before income taxes	$(18,053)	$38,706	$56,625	$114,704

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2004 revenues of $13.1 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of September 30, 2005, we had approximately 7.0 million members in our medical insurance programs, as well as approximately 1.9 million members in our specialty products programs.

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

In our Government segment, the passage of the Medicare Modernization Act, or MMA, in December 2003 demonstrated the federal government’s commitment to providing health benefits and options to seniors and has started the resurgence of Medicare as a business line that should bring us accelerating growth in 2005 and 2006. The MMA established new product opportunities in the form of private fee-for-service (PFFS) plans and local PPOs. Our current Medicare presence today includes 503,100 members in 12 HMO markets, 33 local PPO markets, and 35 states in which we have a private fee-for-service offering. Medicare Private Fee-For-Service plans generally offer additional benefits compared to traditional Medicare in exchange for a monthly premium paid by the member. These plans typically include a prescription drug benefit with no provider network restrictions. Local Medicare PPO plans typically offer an even higher level of benefits to members, including a prescription drug benefit and a lower level of member cost-sharing on many benefits while seeking medical services from in-network providers. On December 31, 2005, we anticipate having approximately 540,000 to 550,000 Medicare Advantage members.

We also have positioned ourselves to participate in Medicare Regional PPO plans and the Medicare Prescription Drug Plan, or PDP, as established by the MMA, beginning January 1, 2006. As a long-time successful participant in the Medicare program, we believe that we possess (1) business competencies and management experience with senior product design, (2) a robust and scalable multi-channel distribution system, (3) an established and competitive network including a national retail pharmacy network, and (4) an established brand awareness with seniors; all of which will enable us to compete for market share in this expanding business line over the next several years. Accordingly, we anticipate significant increases in Medicare membership, revenues, and earnings for 2006.

In our TRICARE business, after being awarded the South Region contract in 2003, we transitioned our TRICARE business during 2004 to one of three newly-created regions under the government’s revised TRICARE program. We started the second option year under the South Region contract on April 1, 2005.

Our strategy to drive Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of a variety of innovative and consumer-choice product designs. These products are supported by electronic informational capabilities, including education, tools, and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of quickly rising health care costs for their employees. Membership in our Smart products and other consumer-choice health plans exceeded 350,000 members at September 30, 2005, increasing approximately 43% since December 31, 2004. We believe that growth in these products, which are offered both on a fully-insured and ASO basis and competitively priced to produce higher margins, is a key component, among other items, for further improvement in the results of our Commercial segment. Additionally, we have increased the diversification of our commercial membership base, not only through our consumer-choice products, but also by (1) expanding our ASO membership in the mid-market group segment to take advantage of our network discounts and (2) launching our HumanaOne individual product to address an increasing migration of insureds from small group. While we expect our consumer-choice products to become a driver of growth in the years ahead as health care inflation persists, we also are enhancing the traditional products which comprise the bulk of our commercial portfolio today by applying our consumer-choice innovation.

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

Other highlights since December 31, 2004, our most recent year end, include the following:

•	In the Government segment, the Centers for Medicare and Medicaid Services, or CMS, approved all the 2006 Medicare contracts we applied for, giving us a wide array of products to sell and increasing the number of states where we sell them.

•	We completed the acquisition of CarePlus Health Plans of Florida, increasing our Medicare presence in South Florida. This transaction is more fully-described below and in Note 3 to the condensed consolidated financial statements.

•	Membership in Medicare Advantage products grew by 125,900 members from December 31, 2004, including 50,400 members from the acquisition of CarePlus and 75,500 members in our existing products.

•	In the Commercial segment, fully-insured membership declined 279,100 members, or 12.2%, since December 31, 2004 due to continued competitive pricing pressures. This decline was partially offset by an increase of 151,900 ASO members.

•	We reached an agreement with representatives of more than 700,000 physicians to settle a nationwide class action suit. This transaction is more fully-described below and under “Legal Proceedings” in Note 9 to the condensed consolidated financial statements.

•	Certain of our operations, primarily the Louisiana market, were negatively affected by the impact of Hurricane Katrina in August 2005. This is more fully-described below.

•	The resolution of a contingent tax gain during the first quarter of 2005 contributed to the lower effective tax rate of 24.4% during the first nine months of 2005 compared to 34.0% during the first nine months of 2004.

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

Settlement of Class Action Litigation

On October 17, 2005, we reached an agreement with representatives of more than 700,000 physicians to settle a nationwide class action suit. In connection with the settlement and other related litigation costs, we recorded pretax administrative expenses of $71.9 million ($44.8 million after taxes, or $0.27 per diluted common share) in the third quarter of 2005. Of the $71.9 million, $33.4 million is included in the Government segment results and the remaining $38.5 million is included in the Commercial segment results. The settlement is more fully-described under “Legal Proceedings” in Note 9 to the condensed consolidated financial statements.

Hurricane Katrina

Certain of our operations, primarily the Louisiana market, were negatively affected by the impact of Hurricane Katrina in August 2005. Expenses related to Hurricane Katrina primarily stem from our efforts, in cooperation with Departments of Insurance in the affected states, to help our members by offering participating-provider benefits at non-participating providers, paying claims for members who are unable at this time to meet their premium obligations and similar measures. In connection with Hurricane Katrina, we recorded pretax medical and administrative expenses of $6.7 million ($4.2 million after taxes, or $0.03 per diluted common share) during the third quarter of 2005. Of the $6.7 million, $1.5 million is included in the Government segment results and the remaining $5.2 million is included in the Commercial segment results. We expect additional costs during the fourth quarter of 2005 of approximately $0.07 per diluted common share.

Recent Acquisitions

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company for approximately $444.9 million in cash including transaction costs, adding approximately 50,400 Medicare eligible beneficiaries in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. This transaction is more fully described in Note 3 to the condensed consolidated financial statements.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash. Ochsner, a Louisiana health plan, added approximately 152,600 commercial medical members, primarily in fully insured large group accounts, and approximately 33,100 members in the Medicare Advantage program.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, or Statement 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB 25. Statement 123R requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. We are required to adopt Statement 123R beginning January 1, 2006 under either a prospective or retrospective transition method. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model for the three and nine months ended September 30, 2005 and 2004 is disclosed in Note 2 of the condensed consolidated financial statements. We currently are evaluating the provisions of Statement 123R and the expected effect on us including, among other items, selecting an option pricing model. We anticipate using the retrospective transition model which we estimate would lower 2005 results by approximately $0.08 per diluted common share.

We believe the impact of adopting Statement 123R would lower 2006 results approximately $0.10 per diluted common share, assuming a similar number and pattern of granting stock option awards as the current year, the use of the Black-Scholes pricing model with expected life and volatility assumptions similar to the current year, a stock price reflective of our current environment and a forfeiture rate as preliminarily calculated.

Comparison of Results of Operations

The following discussion primarily deals with our results of operations for the three months ended September 30, 2005, or the 2005 quarter, the three months ended September 30, 2004, or the 2004 quarter, the nine months ended September 30, 2005, or the 2005 period, and the nine months ended September 30, 2004, or the 2004 period.

The following table presents certain financial data for our two segments:

	For the three months ended September 30,		Change
	2005	2004	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$1,296,743	$814,612	$482,131	59.2%
TRICARE	659,019	386,439	272,580	70.5%
Medicaid	139,961	131,318	8,643	6.6%

Total Government	2,095,723	1,332,369	763,354	57.3%

Fully insured	1,519,971	1,663,363	(143,392)	(8.6)%
Specialty	96,670	87,822	8,848	10.1%

Total Commercial	1,616,641	1,751,185	(134,544)	(7.7)%

Total	$3,712,364	$3,083,554	$628,810	20.4%

Administrative services fees:
Government	$8,821	$18,513	$(9,692)	(52.4)%
Commercial	54,996	41,324	13,672	33.1%

Total	$63,817	$59,837	$3,980	6.7%

Income (loss) before income taxes:
Government	$89,557	$88,767	$790	0.9%
Commercial	(18,053)	38,706	(56,759)	(146.6)%

Total	$71,504	$127,473	$(55,969)	(43.9)%

Medical expense ratios (a):
Government	82.5%	81.6%		0.9
Commercial	84.4%	83.6%		0.8

Total	83.4%	82.7%		0.7

SG&A expense ratios (b):
Government	13.2%	12.5%		0.7
Commercial	20.0%	16.3%		3.7

Total	16.2%	14.6%		1.6

(a)	Represents total medical expenses as a percentage of premium revenues. Also known as MER.

(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

	For the nine months ended September 30,		Change
	2005	2004	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$3,372,326	$2,295,534	$1,076,792	46.9%
TRICARE	1,832,526	1,651,844	180,682	10.9%
Medicaid	409,105	377,895	31,210	8.3%

Total Government	5,613,957	4,325,273	1,288,684	29.8%

Fully insured	4,549,643	4,981,242	(431,599)	(8.7)%
Specialty	285,598	259,932	25,666	9.9%

Total Commercial	4,835,241	5,241,174	(405,933)	(7.7)%

Total	$10,449,198	$9,566,447	$882,751	9.2%

Administrative services fees:
Government	$34,084	$95,632	$(61,548)	(64.4)%
Commercial	156,370	123,788	32,582	26.3%

Total	$190,454	$219,420	$(28,966)	(13.2)%

Income before income taxes:
Government	$265,873	$237,895	$27,978	11.8%
Commercial	56,625	114,704	(58,079)	(50.6)%

Total	$322,498	$352,599	$(30,101)	(8.5)%

Medical expense ratios (a):
Government	83.7%	83.8%		(0.1)
Commercial	83.5%	83.9%		(0.4)

Total	83.6%	83.9%		(0.3)

SG&A expense ratios (b):
Government	11.6%	12.3%		(0.7)
Commercial	18.4%	16.3%		2.1

Total	14.8%	14.5%		0.3

(a)	Represents total medical expenses as a percentage of premium revenues. Also known as MER.

(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Medical membership was as follows at September 30, 2005 and 2004:

			Change
	2005	2004	Members	Percentage
Government segment medical members:
Medicare Advantage	503,100	371,300	131,800	35.5%
TRICARE	1,747,100	1,138,600	608,500	53.4%
TRICARE ASO	1,127,300	674,700	452,600	67.1%
Medicaid	459,400	475,800	(16,400)	(3.4)%

Total Government	3,836,900	2,660,400	1,176,500	44.2%

Commercial segment medical members:
Fully insured	2,007,400	2,296,400	(289,000)	(12.6)%
ASO	1,170,500	1,018,800	151,700	14.9%

Total Commercial	3,177,900	3,315,200	(137,300)	(4.1)%

Total medical membership	7,014,800	5,975,600	1,039,200	17.4%

Summary

Net income was $49.9 million, or $0.30 per diluted common share in the 2005 quarter compared to $84.3 million, or $0.52 per diluted common share in the 2004 quarter. Net income was $243.9 million, or $1.48 per diluted common share in the 2005 period compared to $232.9 million, or $1.43 per diluted common share in the 2004 period. The 2005 quarter and period included expenses resulting from the physician class action settlement ($44.8 million after taxes, or $0.27 per diluted common share) and costs associated with Hurricane Katrina ($4.2 million after taxes, or $0.03 per diluted common share). The 2005 period also included the beneficial effect of an effective tax rate of approximately 24.4% compared to 34.0% in the 2004 period, primarily due to the resolution of a contingent gain during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year.

Our Government segment results included $34.9 million and our Commercial segment results included $43.7 million of pretax expenses associated with the physician class action settlement and costs associated with Hurricane Katrina. Excluding these items, improved earnings in the Government segment more than offset a decline in the Commercial segment. Enrollment growth in our Medicare Advantage products drove the improved earnings in the Government segment.

Premium Revenues and Medical Membership

Premium revenues increased 20.4% to $3.71 billion for the 2005 quarter, compared to $3.08 billion for the 2004 quarter. For the 2005 period, premium revenues were $10.45 billion, an increase of 9.2% compared to $9.57 billion for the 2004 period. Higher premium revenues resulted primarily from enrollment growth in our Medicare Advantage products partially offset by a decrease in fully-insured commercial membership.

Government segment premium revenues increased $763.4 million, or 57.3% to $2.10 billion for the 2005 quarter, compared to $1.33 billion for the 2004 quarter. For the 2005 period, Government segment premium revenues were $5.61 billion, an increase of $1.28 billion, or 29.8% compared to $4.33 billion for the 2004 period. This increase primarily was attributable to our Medicare Advantage operations and the effects of transitioning to the TRICARE South contract during the 2004 quarter. Medicare Advantage membership was 503,100 at September 30, 2005, compared to 371,300 at September 30, 2004, an increase of 131,800 members, or 35.5%. This increase was due to expanded participation in various Medicare Advantage programs and geographic markets, and the CarePlus acquisition. The February 16, 2005 CarePlus acquisition added 50,400 members. The April 1, 2004 Ochsner acquisition also contributed $97.2 million to the increase in Medicare premium revenues for the 2005 period. Per member premiums for our Medicare Advantage business increased approximately 20% for the 2005 quarter and increased approximately 13% for the 2005 period. These per member premium increases reflect a shift in our Medicare membership mix to higher reimbursement markets, due primarily to the CarePlus acquisition, and reflect the effects of the risk adjustment settlement process with CMS. For the full year 2005, we expect premium increases per member in the range of 12% to 14%. Medicare Advantage geographic expansions during 2005 are anticipated to contribute to continued enrollment growth, with projected membership in the range of 540,000 to 550,000 by December 31, 2005. TRICARE premium revenues increased 70.5% for the 2005 quarter and 10.9% for the 2005 period, reflecting the transition to the new South Region contract during the 2004 quarter. Medicaid membership declined by approximately 20,000 members on August 1, 2005 as we did not renew our participation in the Medicaid program for the State of Illinois. The Illinois Medicaid business was not material to our results of operations, financial position, or cash flows.

Commercial segment premium revenues decreased 7.7% to $1.62 billion for the 2005 quarter, compared to $1.75 billion for the 2004 quarter. For the 2005 period, commercial segment premium revenues were $4.84 billion, a decrease of 7.7% compared to $5.24 billion for the 2004 period. Lower premium revenues primarily resulted from a reduction of fully-insured membership partially offset by increases in per member premiums. Our fully insured membership decreased 12.6%, or 289,000 members, to 2,007,400 at September 30, 2005 compared to 2,296,400 at September 30, 2004. The decrease is primarily due to the relinquishment of an 89,000-member unprofitable account on January 1, 2005 and continued attrition due to the ongoing competitive environment within the small to mid-market fully-insured group accounts, partially offset by membership gains in the individual and consumer-choice product lines. For the full year 2005, we expect fully insured commercial per member premiums to increase in the 7% to 9% range for our commercial group accounts.

Administrative Services Fees

Our consolidated administrative services fees for the 2005 quarter were $63.8 million, an increase of $4.0 million, or 6.7%, from $59.8 million for the 2004 quarter. For the 2005 period, administrative services fees were $190.5 million, a decrease of 13.2% compared to $219.4 million for the 2004 period.

Administrative services fees for the Government segment decreased $9.7 million, or 52.4%, from $18.5 million for the 2004 quarter to $8.8 million for the 2005 quarter, and decreased $61.5 million, or 64.4%, from $95.6 million to $34.1 million when comparing the 2005 period to the 2004 period. This decline resulted from the transition to the new South Region contract which carved out certain government programs including the administration of pharmacy and medical benefits to senior members over the age of 65. We transitioned services under these separate programs to other providers during 2004.

For the Commercial segment, administrative services fees increased $13.7 million, or 33.1%, from $41.3 million for the 2004 quarter to $55.0 million for the 2005 quarter, and increased $32.6 million, or 26.3%, from $123.8 million to $156.4 million when comparing the 2005 period to the 2004 period. This increase resulted from increased membership and higher rates. ASO membership of 1,170,500 at September 30, 2005 increased 14.9% compared to 1,018,800 at September 30, 2004.

Investment and Other Income

Investment and other income totaled $45.3 million for the 2005 quarter, an increase of $12.4 million from $32.9 million for the 2004 quarter. For the 2005 period, investment and other income totaled $115.4 million, an increase of $6.6 million from $108.8 million for the 2004 period. The increase for the quarter was primarily attributable to increased investment income from higher capital gains, interest rates and average invested balances. The increase for the period primarily was attributed to an increase in other income. Higher revenues from our ancillary TRICARE contracts contributed to an increase in other income.

Medical Expense

Total medical expenses as a percentage of premium revenues, or medical expense ratio (MER), for the 2005 quarter was 83.4%, increasing 70 basis points from 82.7% for the 2004 quarter. The MER was 83.6% for the 2005 period, decreasing 30 basis points from 83.9% for the 2004 period.

The Government segment’s MER for the 2005 quarter was 82.5%, increasing 90 basis points from the 2004 quarter of 81.6%, and a decrease of 10 basis points from 83.8% to 83.7% was experienced comparing the 2005 period to the 2004 period. The increase in the 2005 quarter was primarily driven by an unusually low MER in the 2004 quarter resulting from the TRICARE contract transition timing. The decrease in the 2005 period MER primarily was attributable to the increase in Medicare revenues as a percentage of the total revenues. Medicare medical cost trends are expected to increase in the range of 9% to 11% for 2005.

The Commercial segment’s MER for the 2005 quarter was 84.4%, increasing 80 basis points from the 2004 quarter of 83.6%, and a decrease of 40 basis points from 83.9% to 83.5% was experienced comparing the 2005 period to the 2004 period. Higher medical expenses from Hurricane Katrina increased the 2005 quarter MER 30 basis points and the 2005 period MER 10 basis points. After considering the effect of Hurricane Katrina, the increase in the 2005 quarter reflects the impact of the competitive pricing environment. The decrease in MER for the 2005 period reflects the absence of the unprofitable 89,000-member large group account that lapsed on January 1, 2005. For the full year 2005, we expect our fully insured commercial medical cost trends to rise in the range of 7% to 9% for our group accounts.

SG&A Expense

Total selling, general and administrative, or SG&A, expenses as a percentage of premium revenues and administrative services fees, or SG&A expense ratio, for the 2005 quarter was 16.2%, increasing 160 basis points from the 2004 quarter of 14.6%. For the 2005 period, the SG&A expense ratio was 14.8%, increasing 30 basis points when compared to the 2004 period of 14.5%. Expenses related to the litigation settlement and Hurricane Katrina increased the SG&A expense ratio 200 basis points for the 2005 quarter and 70 basis points for the 2005 period. After considering the effect of the litigation and hurricane expenses, the SG&A expense ratio improvements resulted as the increase in premium revenues outpaced administrative expense trends despite increased spending on new Medicare opportunities. We anticipate our consolidated SG&A expense ratio to be approximately 15% for the full year of 2005, including the impact of our estimated spending for our 2006 Medicare expansion initiatives, and 50 basis points related to litigation and hurricane expenses.

The Government segment SG&A expense ratio increased 70 basis points from 12.5% to 13.2% for the 2005 quarter versus the 2004 quarter. For the 2005 period, the Government segment SG&A expense ratio was 11.6%, decreasing 70 basis points from the 2004 period of 12.3%. Expenses related to the litigation settlement and Hurricane Katrina increased the SG&A expense ratio 170 basis points for the 2005 quarter and 60 basis points for the 2005 period. After considering the effect of the litigation and hurricane expenses, the decrease in the

Government segment SG&A expense ratio was attributable to the transition to the TRICARE South Region contract partially offset by increased spending associated with the 2006 Medicare expansion.

The Commercial segment SG&A expense ratio increased 370 basis points from 16.3% to 20.0% for the 2005 quarter versus the 2004 quarter. For the 2005 period, the Commercial segment SG&A expense ratio was 18.4%, increasing 210 basis points from the 2004 period of 16.3%. Expenses related to the litigation settlement and Hurricane Katrina increased the SG&A expense ratio 230 basis points for the 2005 quarter and 80 basis points for the 2005 period. After considering the effect of the litigation and hurricane expenses, this increase resulted from a mix shift to a greater percentage of ASO members as well as a higher proportion of fixed overhead cost relative to revenues due to a reduction in membership.

Depreciation and amortization for the 2005 quarter totaled $34.1 million compared to $31.2 million for the 2004 quarter, an increase of $2.9 million, or 9.2%. For the 2005 period, depreciation and amortization totaled $95.1 million compared to $84.7 million for the 2004 period, an increase of $10.4 million, or 12.3%. Amortization of other intangible assets increased $4.7 million for the 2005 quarter and $10.8 million for the 2005 period primarily as a result of intangible assets recorded in connection with the CarePlus acquisition.

Interest Expense

Interest expense was $10.1 million for the 2005 quarter, compared to $6.5 million for the 2004 quarter, an increase of $3.6 million. For the 2005 period, interest expense was $29.0 million, increasing $12.5 million compared to $16.5 million for the 2004 period. This increase primarily resulted from higher interest rates and higher average outstanding debt. The borrowing of $294 million under our credit agreement to finance the February 16, 2005 CarePlus acquisition increased interest expense $1.2 million during the 2005 quarter and $4.9 million during the 2005 period. The average interest rate during the 2005 period of 5.0% increased 130 basis points compared to 3.7% during the 2004 period.

Income Taxes

On an interim basis, the provision for income taxes is provided for at the anticipated effective tax rate for the year. Our effective tax rate for the 2005 quarter was approximately 30.2%, compared to 33.9% for the 2004 quarter. For the 2005 period, the effective tax rate was 24.4%, compared to 34.0% for the 2004 period. The lower effective tax rate for the 2005 quarter primarily was attributable to a higher proportion of tax-exempt investment income to total pretax income due to the litigation and hurricane expenses recorded in the 2005 quarter. The effective tax rate for the 2005 period reflects the favorable impact from the resolution of a contingent gain of $22.8 million during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year. We expect our effective tax rate will be in the range of 34% to 36% for the fourth quarter of 2005 and in the range of 27% to 28% for the year.

Membership

The following table presents our medical and specialty membership at September 30, 2005, June 30, 2005, March 31, 2005, and at the end of each quarter in 2004:

	2005			2004
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	503,100	474,300	449,900	377,200	371,300	367,900	333,200
TRICARE	1,747,100	1,733,600	1,723,400	1,789,400	1,138,600	1,856,900	1,860,100
TRICARE ASO	1,127,300	1,142,800	1,148,400	1,082,400	674,700	786,000	1,057,900
Medicaid	459,400	477,900	477,200	478,600	475,800	466,400	468,200

Total Government	3,836,900	3,828,600	3,798,900	3,727,600	2,660,400	3,477,200	3,719,400

Commercial segment:
Fully insured	2,007,400	2,021,300	2,039,300	2,286,500	2,296,400	2,407,700	2,298,600
ASO	1,170,500	1,178,400	1,180,100	1,018,600	1,018,800	996,700	997,000

Total Commercial	3,177,900	3,199,700	3,219,400	3,305,100	3,315,200	3,404,400	3,295,600

Total medical members	7,014,800	7,028,300	7,018,300	7,032,700	5,975,600	6,881,600	7,015,000

Specialty Membership:
Commercial segment	1,855,500	1,836,100	1,824,100	1,708,200	1,714,300	1,691,400	1,703,200

Liquidity

Our primary sources of cash include receipts of premiums, administrative services fees, investment income, and proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, administrative expenses, interest expense, taxes, purchases of investment securities, capital expenditures, and payments on borrowings. Because premiums generally are collected in advance of claim payments by a period of up to several months in many instances, our business should normally produce strong cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment.

Cash and cash equivalents increased to $978.9 million at September 30, 2005 from $580.1 million at December 31, 2004. The change in cash and cash equivalents for the nine months ended September 30, 2005 and 2004 is summarized as follows:

	2005	2004
	(in thousands)
Net cash provided by operating activities	$872,124	$328,324
Net cash used in investing activities	(607,626)	(726,404)
Net cash provided by (used in) financing activities	134,359	(158,234)

Increase (decrease) in cash and cash equivalents	$398,857	$(556,314)

Cash Flow from Operating Activities

The comparison of our operating cash flows for the 2005 and 2004 periods were significantly impacted by the timing of the monthly Medicare Advantage premium remittance. We received ten monthly Medicare Advantage premium receipts during the 2005 period compared to only eight premium receipts received during the 2004 period because the January 1, 2004 premium receipt of $211.9 million was received in December 2003 and the October 1, 2005 premium receipt of $384.8 million was received in September 2005.

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

The detail of total net receivables was as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004	Change
	(in thousands)
TRICARE:
Base receivable	$479,493	$396,355	$83,138
Bid price adjustments (BPAs)	—	25,601	(25,601)
Change orders	17,680	6,021	11,659

TRICARE subtotal	497,173	427,977	69,196

Medicare Advantage	61,905	213	61,692
Commercial and other	185,543	185,931	(388)
Allowance for doubtful accounts	(33,481)	(34,506)	1,025

Total net receivables	$711,140	$579,615	131,525

Reconciliation to cash flow statement:
Receivables from acquisition			(2,289)

Change in receivables in cash flow statement			$129,236

        The delivery of health care services under the TRICARE South region contract results in (1) a lag between the time the service is provided and the claim is paid by us, generally three months, and (2) a lag between the time the claim is paid by us and ultimately reimbursed by the federal government, generally 15 calendar days. Thus, the claims reimbursement component of TRICARE base receivables is generally collected over a three to four month period.

The $83.1 million increase in TRICARE base receivables primarily resulted from an increase in claims inventory at our third party claims processing vendor during the last week of September 2005. This also resulted in a corresponding increase in the IBNR component of TRICARE’s claims payable as discussed below.

The $61.7 million increase in Medicare Advantage receivables resulted from estimating revenues associated with CMS’s risk adjustment model. CMS has implemented a risk adjustment model which apportions premiums paid to all health plans, including Humana, according to health severity. This model pays more for enrollees with predictably higher costs. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We collect, capture and submit the necessary diagnosis data to CMS weekly. We estimate risk adjustment revenues based upon the diagnosis data we submitted to CMS. This also resulted in a corresponding increase in the capitation payable to physicians under risk sharing arrangements discussed below.

The detail of medical and other expenses payable was as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004	Change
	(in thousands)
IBNR (1)	$1,359,285	$1,164,518	$194,767
Reported claims in process (2)	54,907	97,801	(42,894)
Other medical expenses payable (3)	403,034	159,691	243,343

Total medical and other expenses payable	$1,817,226	$1,422,010	395,216

Reconciliation to cash flow statement:
Medical and other expenses payable from acquisition			(37,375)

Change in medical and other expenses payable in cash flow statement			$357,841

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.

(3)	Other medical expenses payable includes capitation, risk share, and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during the 2005 period due to (1) medical claims inflation, (2) an increase in the TRICARE payable from an increase in claims inventory at our third party claims processing vendor during the last week of September 2005 as discussed above, and (3) an increase in the capitation payable to physicians under risk sharing arrangements.

Cash Flow from Investing Activities

During 2005, we paid $444.9 million to acquire CarePlus, net of $92.1 million of cash acquired.

Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $112.3 million for the 2005 period and $72.9 million for the 2004 period. The increased spending resulted from our 2006 Medicare expansion initiatives. Excluding acquisitions, we expect our total capital expenditures in 2005 to range between $155 million and $165 million, increasing from the full year 2004 spending of $114.1 million due to our 2006 Medicare expansion initiative.

During the 2004 period, proceeds from the sale of the Jacksonville service center building increased investing cash flows $14.8 million.

Cash Flow from Financing Activities

During the 2005 period, we borrowed $294 million under our 5-year $600 million credit agreement to finance the CarePlus acquisition. Since the CarePlus acquisition, we have repaid the $294 million under the credit agreement. The remainder of the cash provided by financing activities in the 2005 and 2004 periods resulted primarily from the change in the book overdraft, the change in the securities lending payable, and proceeds from stock option exercises.

Long-term Debt

Long-term debt outstanding was as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Long-term debt:
6.30% senior, unsecured notes due Aug. 1, 2018, net of unamortized discount of $737 at September 30, 2005 and $780 at December 31, 2004	$299,263	$299,220
7.25% senior, unsecured notes due Aug. 1, 2006, net of unamortized discount of $123 at September 30, 2005 and $231 at December 31, 2004	299,877	299,769
Fair value of interest rate swap agreements	7,916	17,082
Deferred gain from interest rate swap exchange	8,718	16,338

Total senior notes	615,774	632,409
Credit agreement	—	—
Other long-term borrowings	3,802	4,287

Total debt	619,576	636,696
Less: Current portion of long-term debt	302,366	—

Total long-term debt	$317,210	$636,696

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

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate based on LIBOR. At September 30, 2005, the effective interest rate was 4.95% for the 6.30% senior notes and 5.79% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At September 30, 2005, the fair value of our swap agreements related to the 6.30% senior notes was in our favor by $14.1 million and is included in other long-term assets and the fair value of our swap agreements related to the 7.25% senior notes was out of our favor by $6.2 million and is included in other long-term liabilities. Likewise, the carrying value of our senior notes has been increased $7.9 million to reflect their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $2.6 million for the three months ended September 30, 2005 and $2.5 million for the three months ended September 30, 2004. Amortization of the deferred swap gain reduced interest expense $7.6 million for the nine months ended September 30, 2005 and $7.3 million for the nine months ended September 30, 2004.

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

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At September 30, 2005, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. We do not believe the material adverse effect clause poses a material funding risk to Humana in the future. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

On February 16, 2005, we borrowed $294.0 million under the credit agreement to finance the CarePlus acquisition. Since the CarePlus transaction, we have repaid the $294.0 million under the credit agreement. In addition, we have outstanding letters of credit of $35.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of September 30, 2005, we had $564.9 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally will not exceed $600 million.

At September 30, 2005, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $3.8 million at September 30, 2005 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

As of September 30, 2005, we maintained aggregate statutory capital and surplus of $1,136.4 million in our state regulated health insurance subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $802.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated Medicare growth in premium revenues in 2006, we expect additional required capital ranging from $450 million to $650 million in 2006. In addition, most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states at September 30, 2005, we would be required to fund $15.2 million in our two Puerto Rico subsidiaries to meet all requirements. After this funding, we would have $288.1 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

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

These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	the Company’s membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	membership in markets lacking adequate provider networks;

•	changes in the demographic characteristics of an account or market;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	possible changes in our pharmacy rebate program with drug manufacturers;

•	catastrophes, including acts of terrorism, epidemics, or severe weather, including the recent hurricanes;

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	government mandated benefits or other regulatory changes.

Failure to adequately price our products or estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could decline.

We are in a highly competitive industry. Many of our competitors are more established in the health care industry in terms of a larger market share and greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare Advantage program and in consumer-choice health plans, such as high deductible health plans with Health Savings Accounts (“HSAs”). We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs. The commercial pricing environment, particularly in the 2 to 300 member groups, is extremely competitive, and several of our competitors, including public and not-for-profit companies, are pricing aggressively to gain market share.

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes opportunities created with the new Medicare Advantage products. In December 2003, the Medicare Modernization Act, or MMA, was signed into law. We believe MMA offers new opportunities in our Medicare programs, including our HMO, PPO, Prescription Drug Coverage (PDP) and Private Fee-For-Service products. We have made additional investments in the Medicare Advantage program to enhance our ability to participate in these expanded programs. We have announced plans to double the size of our Medicare geographic reach through expanded Medicare Advantage product offerings. We intend to offer both the stand-alone Medicare Prescription Drug Coverage (PDP) and Medicare Advantage Health Plan with Prescription Drug Coverage (MA-PD) in addition to our current product offerings. Our current Medicare presence today includes 503,100 members in 12 HMO markets, 33 local PPO markets, and 35 states in which we have a private fee-for-service offering. Enrollment in the new Part D prescription drug plans will begin on November 15, 2005, with the plans becoming effective January 1, 2006. We have been approved to offer the Medicare prescription drug plan in 46 states and the District of Columbia.

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

A significant portion of our revenues relates to federal and state government health care coverage programs, including the TRICARE, Medicare Advantage, and Medicaid programs. These programs involve various risks, including:

•	at September 30, 2005, under our contracts with the Centers for Medicare and Medicaid Services, or CMS, we provided health insurance coverage to approximately 290,900 members in Florida. These contracts accounted for approximately 20% of our total premiums and ASO fees for the nine months ended September 30, 2005. The loss of these and other CMS contracts or significant changes in the Medicare Advantage program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	at September 30, 2005, our TRICARE business, which accounted for approximately 18% of our total premiums and ASO fees during the nine months ended September 30, 2005, primarily consisted of the South Region contract. The South Region contract is a five-year contract, subject to annual renewals at the Government’s option that covers approximately 2.9 million beneficiaries. This contract also is generally subject to frequent change from events and circumstances such as the escalated conflict in the Middle East. These changes may include a reduction or increase in the number of persons enrolled or eligible to enroll, in the revenue we receive or in our administrative or health care costs. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. The loss of our current TRICARE contract would have a material adverse effect on our financial position, results of operations and cash flows;

•	at September 30, 2005, under our contract with the Puerto Rico Health Insurance Administration, we provided health insurance coverage to approximately 396,100 Medicaid members in Puerto Rico. This contract, accounted for approximately 3% of our total premiums and ASO fees for the nine months ended September 30, 2005. We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration that were scheduled to expire on June 30, 2005. We currently are negotiating the terms of a contract amendment that will extend the contract until June 30, 2006. The government of Puerto Rico has indicated that it must consider the impact of the new Medicare legislation on the Medicaid contract in order to complete the arrangements for 2006. The loss of this contract or significant changes in the Puerto Rico Medicaid program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act;

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

The health care industry in general, and health insurance, particularly health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, are subject to substantial federal and state government regulation, including:

•	regulation relating to minimum net worth;

•	licensing requirements;

•	privacy issues;

•	approval of policy language and benefits;

•	mandated benefits and processes;

•	provider compensation arrangements;

•	approval of entry, withdrawal or re-entry into a state or market;

•	premium rates; and

•	periodic examinations by state and federal agencies.

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	rules tightening time periods in which claims must be paid;

•	medical malpractice reform;

•	health insurance access and affordability;

•	e-connectivity;

•	disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency;

•	product flexibility and use of innovative technology;

•	disclosure of provider quality information;

•	health plan liability to members who fail to receive appropriate care;

•	disclosure and composition of physician networks;

•	formation of regional/national association health plans for small employers; and

•	mental health parity.

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

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., the parent company. These subsidiaries generally are regulated by states’ Departments of Insurance. We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depends primarily upon the volume of premium generated. A significant increase in premium volume will require additional capitalization from Humana Inc. We anticipate additional required capital ranging from $450 million to $650 million in 2006. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. In addition, we normally notify the state Departments of Insurance prior to making payments that do not require approval.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our principal accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2005.

Based on our evaluation, our CEO, CFO and principal accounting officer concluded that our disclosure controls and procedures are effective, with reasonable assurance, in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

As permitted by the SEC, our evaluation did not include the disclosure controls and procedures of the acquired operations of CarePlus Health Plans of Florida (CarePlus), which is included in the Company’s consolidated financial statements as of September 30, 2005 and for the period from February 17, 2005 through September 30, 2005. Consolidated operations of CarePlus constituted approximately $653.9 million, or 10% of the Company’s total assets as of September 30, 2005, and approximately $353.1 million, or 3% of the Company’s revenues for the period from February 17, 2005 through September 30, 2005.

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
For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 9 to the condensed financial statements beginning on page 14 of this Form 10-Q.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Submission of Matters to a Vote of Security Holders
None.

Item 5:	Other Information
None.

Item 6:	Exhibits

	10.1	Form of CMS Coordinated Care Plan Agreement

	10.2	Form of CMS Private Fee for Service Agreement

	10.3	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan

	10.4	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan

	10.5	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan

	10.6	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan

	12	Computation of ratio of earnings to fixed charges.

	31.1	CEO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

	31.2	CFO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

	32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 7, 2005	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley Vice President and Controller (Principal Accounting Officer)

Date:	November 7, 2005	By:	/S/ ARTHUR P. HIPWELL
Arthur P. Hipwell Senior Vice President and General Counsel