Form 10-K
period 2005-12-31
HUMANA INC
filed 2006-03-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $6,396,835,252 calculated using the average price on such date of $39.79.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2006 was 163,485,922.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held April 27, 2006.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc., referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health benefits companies, based on our 2005 revenues of $14.4 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of December 31, 2005, we had approximately 7.1 million members in our medical insurance programs, as well as approximately 1.9 million members in our specialty products programs. We have approximately 559,000 contracts with physicians, hospitals, dentists, and other providers to provide health care to our members. During 2005, 51% of our premiums and administrative services fees were derived from contracts with the federal government, including 17% related to our TRICARE contracts and 20% related to our contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS. Under our CMS contracts in Florida, we provide health insurance coverage to approximately 295,400 members as of December 31, 2005.

We were organized as a Delaware corporation in 1964. Our principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202, and the telephone number at that address is (502) 580-1000.

This Annual Report on Form 10-K contains both historical and forward-looking information. See Item 1A.—Risk Factors for a description of a number of factors that could adversely affect our results or business.

Business Segments

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent. We believe our customer, membership, revenue, and pretax income diversification across segments and products allows us to increase our chances of success.

Our Products

The following table presents our segment membership, premiums and ASO fees by product for the year ended December 31, 2005:

	Medical Membership*	Specialty Membership*	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
			(dollars in thousands)
Government:
Medicare Advantage:
HMO	427,900	—	$4,092,166	$—	$4,092,166	28.7%
PFFS	121,300	—	459,474	—	459,474	3.2%
PPO	8,600	—	38,722	—	38,722	0.3%

Total Medicare Advantage	557,800	—	4,590,362	—	4,590,362	32.2%
Medicaid	457,900	—	548,714	—	548,714	3.8%
TRICARE	1,750,900	—	2,407,653	—	2,407,653	16.9%
TRICARE ASO	1,138,200	—	—	50,059	50,059	0.4%

Total Government	3,904,800	—	7,546,729	50,059	7,596,788	53.3%

Commercial:
Fully insured:
PPO	1,295,200	—	3,635,347	—	3,635,347	25.5%
HMO	704,600	—	2,432,768	—	2,432,768	17.1%

Total fully insured	1,999,800	—	6,068,115	—	6,068,115	42.6%
ASO	1,171,000	—	—	209,378	209,378	1.4%
Specialty	—	1,902,100	386,747	—	386,747	2.7%

Total Commercial	3,170,800	1,902,100	6,454,862	209,378	6,664,240	46.7%

Total	7,075,600	1,902,100	$14,001,591	$259,437	$14,261,028	100.0%

*	As of December 31, 2005.

Our Products Marketed to Government Segment Members and Beneficiaries

Medicare Advantage Products

Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain hospital and medical insurance benefits. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional Medicare are still required to pay out-of-pocket deductibles and coinsurance. CMS, an agency of the United States Department of Health and Human Services, administers the Medicare program.

We contract with CMS under the Medicare Advantage program to provide health insurance benefits to Medicare eligible persons under health maintenance organization, or HMO, preferred provider organization, or PPO, and Private Fee-For-Service, or PFFS, plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. With each of these products, the beneficiary generally receives benefits in excess of traditional Medicare, typically including a prescription drug benefit, a reduced monthly Part B premium, or reduced cost sharing. Beginning in 2006, Medicare beneficiaries have more health plan options, including a prescription drug benefit option and greater access to a PPO offering with the roll-out of Regional

PPO plans. Prior to 2006, PPO plans were offered on a local basis only. Most Medicare Advantage plans must offer the prescription drug benefit as part of the basic plan, subject to cost sharing and other limitations. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.

Our Medicare HMO and PPO plans, which cover Medicare-eligible individuals residing in certain counties, may eliminate or reduce coinsurance or the level of deductibles on many other medical services while seeking care from participating in-network providers, or in emergency situations. Except in emergency situations, HMO plans provide no out-of-network benefits. PPO plans carry an out-of network benefit that is subject to higher member cost-sharing. In many cases, these beneficiaries also may be required to pay a monthly premium to the HMO or PPO plan, in addition to the monthly Part B premium they are required to pay the Medicare program.

Our Medicare PFFS plans, which cover eligible Medicare beneficiaries in certain states, have no preferred network. Individuals in these plans pay us a monthly premium to receive enhanced prescription drug benefits and have the freedom to choose any health care provider that accepts individuals at reimbursement rates equivalent to traditional Medicare payment rates.

Medicare uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to managed care plans. In the last decade, Congress has made several changes to how CMS must calculate these rates. The old (pre-1998) methodology was based on the Adjusted Average Per Capita Cost methodology, or AAPCC. Under AAPCC, CMS projected average county-level fee-for-service spending for the coming year to set the fixed monthly payments for Medicare health plans at 95 percent of the full AAPCC amount.

Under the AAPCC system, payment rates per county varied widely. For example, the 1997 payment rate for beneficiaries 65 and older for Part A and Part B services ranged from a low of $220.92 in Arthur County, Nebraska to a high of $767.35 in Richmond County, Staten Island, New York. Some states saw differences of more than 20 percent between adjacent counties. Since county fee-for-service costs were used to estimate county managed care payment rates, the rates reflected differences among counties and regions in fee-for-service utilization patterns and cost structures.

In the Balanced Budget Act of 1997 (BBA), Congress created a new rate-setting methodology, eliminating the direct link in the AAPCC method between managed care rates and local fee-for-service costs. As a result, the wide disparities in county payment rates were reduced, bringing all payment rates closer to the national average.

Additionally, the BBA required CMS to implement a risk adjustment payment system for Medicare health plans. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS initially phased-in this payment methodology with a risk adjustment model that based payment on principal hospital inpatient diagnoses, as well as demographic factors such as gender, age, and Medicaid eligibility. From 2000 to 2003, risk adjusted payment accounted for only 10 percent of Medicare health plans payment, with the remaining 90 percent being based on demographic factors.

Pursuant to the Benefits and Improvements Protection Act of 2000 (BIPA), CMS implemented a new risk adjustment model that uses additional diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS has also redesigned its data collection and processing system to further reduce administrative data burden on Medicare health plans. In 2005, the portion of risk adjusted payment was increased to 50 percent, from 30 percent in 2004. The phase-in of risk adjusted payment will be increased to 75% in 2006 and to 100% in 2007. Under the new risk adjustment methodology, all managed care organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines.

Commensurate with phase-in of the new risk-adjustment methodology, payments to Medicare Advantage plans have been increased by a “budget neutrality” factor. The budget neutrality factor was implemented to prevent overall health plan payments from being reduced during the transition to the new risk-adjustment payment model. The payment adjustments for budget neutrality were first developed in 2002 and began to be used with the 2003 payments.

The budget neutrality adjustment will begin phasing out in 2007 and will be fully eliminated by 2011. This does not mean, however, that the aggregate per-member payments to Medicare plans will be reduced. As plans enroll less healthy beneficiaries, the need for the budget neutrality adjustment declines as the underlying risk adjusted Medicare rates paid to plans increase to account for their enrollees’ greater healthcare needs. As a result of changes in the CMS payment processes, including the phasing in of the risk adjustment methodology and the phasing out of the budget neutrality adjustment described previously, our CMS payments per member may change materially, either favorably or unfavorably.

At December 31, 2005, we provided health insurance coverage under CMS contracts to approximately 557,800 Medicare Advantage members for which we received premium revenues of approximately $4.6 billion, or 32.2% of our total premiums and ASO fees for the year ended December 31, 2005. Under our contracts with CMS in Florida, we provided health insurance coverage to approximately 295,400 members. These contracts accounted for premium revenues of approximately $2.8 billion, which represented approximately 60.9% of our Medicare Advantage premium revenues, or 19.9% of our total premiums and ASO fees for the year ended December 31, 2005.

Our HMO, PPO and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year.

Medicare Prescription Drug Products

On January 1, 2006, we began covering members in prescription drug plans, or PDPs, under Medicare Part D. For 2006 coverage, Medicare-eligible individuals may enroll between November 15, 2005 and May 15, 2006 in one of our three plan choices. These three plan choices, Standard, Enhanced and Complete, may vary in terms of coverage levels and out-of-pocket costs for premiums, deductibles and co-insurance with the Standard plan offering the minimum benefits mandated by Congress. Our bid amount generally represents the payment we receive from CMS. However, this payment is subject to adjustments and subsidies in order for Humana and CMS to share the risk associated with financing the ultimate cost of the health benefit. Further, the amount of the payment we receive from CMS is subject to the risk adjustment payment process previously described in order to take into account beneficiaries’ health status risk factors. Unlike our Medicare Advantage products, there is no phase-in of the risk adjustment payment process for our PDP products. Our PDP products covered under Medicare Part D contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year.

Medicare Presence

The following table sets forth the number of markets in which we sold our Medicare Advantage and PDP products as of January 1, 2006, as compared with January 1, 2005 and 2004:

	2006	2005	2004
HMO (localities)	12	12	11
Local PPO (localities)	33	30	1
Regional PPO (states)	23	—	—
PFFS (states)	35	35	12
PDP (states)	46	—	—

In addition, we are marketing our HMO and PFFS products in Puerto Rico for coverage beginning January 1, 2006.

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

Our Medicaid business, which accounted for approximately 3.8% of our total premiums and ASO fees for the year ended December 31, 2005, consisted of contracts in Puerto Rico, Florida and Illinois. Our 3-year Medicaid contracts with the Puerto Rico Health Insurance Administration, which accounted for approximately 2.8% of our total premium and ASO fees for the year ended December 31, 2005, were extended a fourth year and these contracts expire on June 30, 2006. We are preparing to bid on the new contracts that will be effective July 2006 although a request for such proposal has not yet been issued by the Puerto Rico Health Insurance Administration. At this time we are unable to predict the ultimate impact that any government policy decisions might have on our Medicaid contracts in Puerto Rico.

Our other current Medicaid contract, which is in Florida, is scheduled to expire on June 30, 2006. Due to Medicaid reform in Florida, we are currently negotiating the terms and rates for the renewal contract. We expect the current contract to be extended until August 31, 2006, and the subsequent renewal contract to be effective for a two-year term beginning September 1, 2006. Due to continual decreases in the reimbursement from the state of Illinois, we exited the Illinois Medicaid market effective July 31, 2005. The Illinois and Florida Medicaid contracts accounted for approximately 1.0% of our total premiums and ASO fees for the year ended December 31, 2005.

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

We have participated in the TRICARE program since 1996 under contracts with the United States Department of Defense. Our current TRICARE South Region contract, which we were awarded in 2003, covers approximately 2.9 million eligible beneficiaries as of December 31, 2005 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas and Oklahoma. The South Region is one of the three regions in the United States as defined by the Department of Defense. Of these eligible beneficiaries, 1.1 million were TRICARE ASO members representing active duty beneficiaries, seniors over the age of 65 and beneficiaries in Puerto Rico for which the Department of Defense retains all of the risk of financing the cost of their health benefit. The TRICARE South Region contract is for a five-year period subject to annual renewals at the federal government’s option, with the third option period scheduled to begin April 1, 2006. We have subcontracted with third parties to provide selected administration and specialty services under the contract.

The TRICARE South Region contract contains provisions that require us to negotiate a target health care cost amount annually with the federal government. Any variance from the target health care cost is shared with the federal government. As such, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military presence around the world. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

During 2004, we completed a contractual transition of our TRICARE business. On July 1, 2004, our Regions 2 and 5 contract servicing approximately 1.1 million TRICARE members became part of the new North Region, which was awarded to another contractor. On August 1, 2004, our Regions 3 and 4 contract became part of our new South Region contract. On November 1, 2004, the Region 6 contract with approximately 1 million members became part of the South Region contract. The members added with the Region 6 contract essentially offset the members lost four months earlier with the expiration of our Regions 2 and 5 contract. For the year ended December 31, 2005, TRICARE premium revenues were approximately $2.4 billion, or 16.9% of our total premiums and ASO fees.

Part of the TRICARE transition during 2004 included the carve out of the TRICARE Senior Pharmacy and TRICARE for Life program which we previously administered on as ASO basis. On June 1, 2004 and August 1, 2004, administrative services under these programs were transferred to another contractor. For the year ended December 31, 2005, TRICARE administrative services fees totaled $50.1 million, or 0.4% of our total premiums and ASO fees.

Our Products Marketed to Commercial Segment Employers and Members

Consumer-Choice Products

Over the last several years, we have developed and offered various commercial products designed to provide options and choices to employers that are annually facing substantial premium increases driven by double-digit medical cost inflation. These consumer-choice products, which can be offered on either a fully insured or ASO basis, provided coverage to approximately 371,100 members at December 31, 2005, representing approximately 11.7% of our total commercial medical membership as detailed below.

	Consumer-Choice Membership	Other Commercial Membership	Commercial Medical Membership
Fully insured	184,000	1,815,800	1,999,800
Administrative services only	187,100	983,900	1,171,000

Total Commercial medical	371,100	2,799,700	3,170,800

These products are often offered to employer groups as “bundles”, where the subscribers are offered various HMO and PPO options, with various employer contribution strategies as determined by the employer.

Paramount to our consumer-choice product strategy, we have developed a group of innovative consumer products, styled as “Smart” products, that we believe will be a long-term solution for employers. We believe this new generation of products provides more (1) choices for the individual consumer, (2) transparency of provider costs, and (3) benefit designs that engage consumers in the costs and effectiveness of health care choices. Innovative tools and technology are available to assist consumers with these decisions, including the trade-offs between higher premiums and point-of-service costs at the time consumers choose their plans, and to suggest ways in which the consumers can maximize their individual benefits at the point they use their plans. We believe that when consumers can make informed choices about the cost and effectiveness of their health care, a sustainable long term solution for employers can be realized. Smart products, which accounted for approximately 65.1% of enrollment in all of our consumer-choice plans as of December 31, 2005, only are sold to employers who use Humana as their sole health insurance carrier.

Some employers have selected other types of consumer-choice products, such as, (1) a product with a high deductible, (2) a catastrophic coverage plan, or (3) ones that offer a spending account option in conjunction with more traditional medical coverage or as a stand alone plan. Unlike our Smart products, these products, while valuable in helping employers deal with near-term cost increases by shifting costs to employees, are not considered by us to be long-term comprehensive solutions to the employers’ cost dilemma, although we view this as an important initial interim step.

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

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, together with some copayments, health care services received from, or approved by, the member’s primary care physician. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and former spouses. For the year ended December 31, 2005, commercial HMO premium revenues totaled approximately $2.4 billion, or 17.1% of our total premiums and ASO fees.

PPO

Our PPO products, which are marketed primarily to commercial groups and individuals, include some elements of managed health care. However, they typically include more cost-sharing with the member, through copayments and annual deductibles. PPOs also are similar to traditional health insurance because they provide a member with more freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers, which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees.

As part of our PPO products, we offer HumanaOne, a major medical product marketed directly to individuals. We offer this product in select markets where we can generally underwrite risk and utilize our existing networks and distribution channels. This individual product includes provisions mandated by law to guarantee renewal of coverage.

For the year ended December 31, 2005, commercial and individual PPO premium revenues totaled approximately $3.6 billion, or 25.5% of our total premiums and ASO fees.

Administrative Services Only

We also offer ASO products to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully insured PPO, HMO or consumer-choice products described above. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, most ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. For the year ended December 31, 2005, commercial ASO fees totaled $209.4 million, or 1.4% of our total premiums and ASO fees.

Specialty Products

We additionally offer various specialty products including dental, group and individual life, and short-term disability. At December 31, 2005, we had approximately 1.9 million specialty members, including 1.5 million dental members. For the year ended December 31, 2005, specialty product premium revenues were approximately $386.7 million, or 2.7% of our total premiums and ASO fees.

The following table summarizes our total medical membership at December 31, 2005, by market and product:

	Commercial			Government			Total	Percent of Total
	HMO	PPO	ASO	Medicare Advantage	Medicaid	TRICARE
	(in thousands)
Florida	161.4	150.9	101.9	295.4	54.8	—	764.4	10.8%
Texas	65.5	299.1	237.9	25.3	—	—	627.8	8.9
Puerto Rico	18.9	69.1	6.9	7.1	403.1	—	505.1	7.1
Illinois	98.5	154.8	158.4	36.8	—	—	448.5	6.3
Kentucky	23.2	162.4	195.2	2.0	—	—	382.8	5.4
Ohio	98.9	60.3	188.8	4.1	—	—	352.1	5.0
Wisconsin	52.3	64.3	179.1	17.5	—	—	313.2	4.4
Louisiana	118.8	31.6	9.7	38.1	—	—	198.2	2.8
Arizona	17.6	52.4	31.1	19.7	—	—	120.8	1.7
Missouri/Kansas	27.4	27.2	12.8	24.2	—	—	91.6	1.3
Indiana	0.4	51.1	36.5	1.3	—	—	89.3	1.3
Georgia	21.7	29.2	1.9	13.1	—	—	65.9	0.9
Michigan	—	58.3	1.7	1.8	—	—	61.8	0.9
Colorado	—	43.1	—	0.5	—	—	43.6	0.6
Tennessee	—	22.9	3.9	5.0	—	—	31.8	0.4
South Carolina	—	1.4	0.2	17.1	—	—	18.7	0.3
North Carolina	—	4.1	1.5	13.0	—	—	18.6	0.3
Minnesota	—	—	0.3	11.3	—	—	11.6	0.2
TRICARE	—	—	—	—	—	1,750.9	1,750.9	24.7
TRICARE ASO	—	—	—	—	—	1,138.2	1,138.2	16.1
Others	—	13.0	3.2	24.5	—	—	40.7	0.6

Totals	704.6	1,295.2	1,171.0	557.8	457.9	2,889.1	7,075.6	100.0%

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care physicians, specialist physicians, dentists and providers of ancillary health care services and facilities. We have approximately 559,000 contracts with health care providers participating in our networks, which consist of approximately 336,300 physicians, 3,600 hospitals, and 219,100 ancillary providers and dentists. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services, and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

We use a variety of techniques to provide access to effective and efficient use of health care services for our members. These techniques include the coordination of care for our members, product and benefit designs, hospital inpatient management systems and enrolling members into various disease management programs. The focal point for health care services in many of our HMO networks is the primary care physician who, under contract with us, provides services to our members, and may control utilization of appropriate services, by directing or approving hospitalization and referrals to specialists and other providers. Some physicians may have arrangements under which they can earn bonuses when certain target goals relating to the provisions of quality patient care are met. Our hospitalist programs use specially-trained physicians to effectively manage the entire range of an HMO member’s medical care during a hospital admission and to effectively coordinate the member’s discharge and post-discharge care. We have available a variety of disease management programs related to specific medical conditions such as congestive heart failure, coronary artery disease, prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes, cancer, and certain other conditions.

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

Capitation

For 4.4% of our December 31, 2005 medical membership, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a medical expense ratio ranging from 82% to 89%. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For 7.8% of our December 31, 2005 medical membership, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include capitation payments for services rendered, we process substantially all of the claims under these arrangements.

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

Medical membership under these various arrangements was as follows at December 31, 2005 and 2004:

	Commercial Segment			Government Segment					Consol. Total Medical
	Fully Insured	ASO	Total Segment	Medicare Advantage	Medicaid	TRICARE	TRICARE ASO	Total Segment
Medical Membership:

December 31, 2005
Capitated HMO hospital system based	42,600	—	42,600	35,200	—	—	—	35,200	77,800
Capitated HMO physician group based	39,500	—	39,500	23,300	170,400	—	—	193,700	233,200
Risk-sharing	49,700	—	49,700	230,200	274,200	—	—	504,400	554,100
Other	1,868,000	1,171,000	3,039,000	269,100	13,300	1,750,900	1,138,200	3,171,500	6,210,500

Total	1,999,800	1,171,000	3,170,800	557,800	457,900	1,750,900	1,138,200	3,904,800	7,075,600

December 31, 2004
Capitated HMO hospital system based	70,300	—	70,300	38,400	17,400	—	—	55,800	126,100
Capitated HMO physician group based	56,300	—	56,300	4,200	188,200	—	—	192,400	248,700
Risk-sharing	68,000	—	68,000	208,300	240,700	—	—	449,000	517,000
Other	2,091,900	1,018,600	3,110,500	126,300	32,300	1,789,400	1,082,400	3,030,400	6,140,900

Total	2,286,500	1,018,600	3,305,100	377,200	478,600	1,789,400	1,082,400	3,727,600	7,032,700

Medical Membership Distribution:

December 31, 2005
Capitated HMO hospital system based	2.1%	—	1.3%	6.3%	—	—	—	0.9%	1.1%
Capitated HMO physician group based	2.0%	—	1.2%	4.2%	37.2%	—	—	5.0%	3.3%
Risk-sharing	2.5%	—	1.6%	41.3%	59.9%	—	—	12.9%	7.8%
All other membership	93.4%	100.0%	95.9%	48.2%	2.9%	100.0%	100.0%	81.2%	87.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2004
Capitated HMO hospital system based	3.1%	—	2.1%	10.2%	3.6%	—	—	1.5%	1.8%
Capitated HMO physician group based	2.5%	—	1.7%	1.1%	39.3%	—	—	5.2%	3.5%
Risk-sharing	3.0%	—	2.1%	55.2%	50.4%	—	—	12.0%	7.4%
All other membership	91.4%	100.0%	94.1%	33.5%	6.7%	100.0%	100.0%	81.3%	87.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Capitation expense as a percentage of total medical expense was as follows for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	(dollars in thousands)
Medical Expenses:
Capitated HMO expense	$456,123	3.9%	$465,231	4.4%	$597,244	6.0%
Other medical expense	11,195,347	96.1%	10,204,416	95.6%	9,282,177	94.0%

Consolidated medical expense	$11,651,470	100.0%	$10,669,647	100.0%	$9,879,421	100.0%

Accreditation Assessment

Our accreditation assessment program consists of several internal programs, including those that credential providers and those designed to meet the audit standards of federal and state agencies, as well as external accreditation standards. We also offer quality and outcome measurement and improvement programs such as the Health Plan Employer Data Information Sets, or HEDIS, which is used by employers, government purchasers and the National Committee for Quality Assurance, or NCQA, to evaluate HMOs based on various criteria, including effectiveness of care and member satisfaction.

Physicians participating in our HMO networks must satisfy specific criteria, including licensing, patient access, office standards, after-hours coverage, and other factors. Most participating hospitals also meet accreditation criteria established by CMS and/or the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO.

Recredentialing of participating providers occurs every two to three years, depending on applicable state laws. Recredentialing of participating physicians includes verification of their medical licenses; review of their malpractice liability claims histories; review of their board certifications, if applicable; and review of any complaints, including member appeals and grievances. Committees, composed of a peer group of physicians, review the applications of physicians being considered for credentialing and recredentialing.

We request accreditation for certain of our HMO plans from NCQA and the American Accreditation Healthcare Commission/Utilization Review Accreditation Commission, or AAHC/URAC. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Accreditation specific to the utilization review process also is required in the state of Georgia for licensure as an HMO or PPO. Certain commercial businesses, like those impacted by a third-party labor agreement or those where a request is made by the employer, may require or prefer accredited health plans.

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

Humana has also pursued ISO 9001:2000 certification over the past several years. ISO is the international standards organization, which has developed an international commercial set of certifications as to quality and process, called ISO 9001:2000.

Sales and Marketing

We use various methods to market our Medicare, Medicaid, and commercial products, including television, radio, the Internet, telemarketing, and direct mailings.

At December 31, 2005, we employed approximately 1,700 sales representatives, who are each paid a salary and/or per member commission, and used approximately 62,900 licensed independent brokers and agents to market our Medicare and Medicaid products in the continental United States and Puerto Rico. We also employed approximately 500 telemarketing representatives who assisted in the marketing of Medicare and Medicaid products by making appointments for sales representatives with prospective members. During 2005, we expanded the number of ways we market our Medicare products, including, among others, strategic alliances with Wal-Mart Stores, Inc., or Wal-Mart, State Farm®, and USAA. The alliance with Wal-Mart includes stationing Humana representatives in the Wal-Mart stores, SAM’S CLUB locations and Neighborhood Markets across the country providing an opportunity to enroll Medicare eligible individuals in person.

Individuals become members of our commercial HMOs and PPOs through their employers or other groups which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. We also offer commercial health insurance products to individuals.

At December 31, 2005, we used approximately 51,300 licensed independent brokers and agents and approximately 700 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other bases. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

Risk Management

Through the use of internally developed underwriting criteria, we determine the risk we are willing to assume and the amount of premium to charge for our commercial products. In most instances, employer and other groups must meet our underwriting standards in order to qualify to contract with us for coverage. Small group laws in some states have imposed regulations which provide for guaranteed issue of certain health insurance products and prescribe certain limitations on the variation in rates charged based upon assessment of health conditions.

Underwriting techniques are not employed in connection with our Medicare, TRICARE, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or prior medical history.

Competition

The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described on page 18 in Item 1A.—Risk Factors.

Government Regulation

Government regulation of health care products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have broad discretion to issue regulations and interpret and enforce laws and rules. The passing of the Medicare Modernization Act of 2003, or MMA, represents the most sweeping changes to Medicare since the BBA. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These regulatory revisions could affect our operations and financial results. Also, it may become increasingly difficult to control medical costs if federal and state bodies continue to consider and enact significant and sometimes onerous managed care laws and regulations.

Federal regulation

Medicare

The MMA made many significant changes to the Medicare fee-for-service and Medicare Advantage programs, as well as other changes to the commercial health insurance marketplace. Most significantly, the MMA created a voluntary prescription drug benefit, called “Part D” benefit, for Medicare beneficiaries beginning in 2006, established a new Medicare Advantage program to replace the Medicare+Choice program, and enacted tax-advantaged health savings accounts, or HSAs, for non-Medicare eligible individuals and groups. See the description of our Medicare products beginning on page 4 for additional discussion.

CMS conducts audits of plans qualified under its Medicare program at least biannually and may perform other reviews more frequently to determine compliance with federal regulations and contractual obligations. These audits include review of the plans’ administration and management, including management information and data collection systems, fiscal stability, utilization management and physician incentive arrangements, health services delivery, quality assurance, marketing, enrollment and disenrollment activity, claims processing, and complaint systems.

CMS regulations require submission of quarterly and annual financial statements. In addition, CMS requires certain disclosures to CMS and to Medicare beneficiaries concerning operations of a health plan contracted under the Medicare program. CMS’s rules require disclosure to members upon request of information concerning financial arrangements and incentive plans between the plan and physicians in the plan’s networks. These rules also require certain levels of stop loss coverage to protect contracted physicians against major losses relating to patient care, depending on the amount of financial risk they assume. The reporting of certain health care data contained in HEDIS is another important CMS disclosure requirement.

Fraud and abuse laws

Enforcement of health care fraud and abuse laws has become a top priority for the nation’s law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare, Medicaid, and the FEHBP. We participate extensively in these programs and have continued our stringent regulatory compliance efforts for these programs. The programs are subject to very technical rules. When combined with law enforcement intolerance for any level of noncompliance, these rules mean that compliance efforts in this area continue to be challenging.

Federal HMO Act

Of our nine licensed and active HMO subsidiaries as of February 1, 2006, eight are qualified under the Federal Health Maintenance Organization Act of 1973, as amended. To obtain federal qualification, an HMO must meet certain requirements, including conformance with benefit, rating, and financial reporting standards. Federal qualification allows us to participate in the FEHBP program. In certain markets, and for certain products, we operate HMOs that are not federally qualified because this provides greater flexibility with respect to product design and pricing than is possible for federally qualified HMOs.

Privacy regulations

The use of individually identifiable data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data. Violations of these rules could subject us to significant penalties.

State and local regulation

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

Our Medicaid products are regulated by the applicable state agency in the state in which we sell a Medicaid product and by the Puerto Rico Health Insurance Administration, in conformance with federal approval of the applicable state plan, and are subject to periodic reviews by these agencies. The reviews are similar in nature to those performed by CMS.

Laws in each of the states (including Puerto Rico) in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. The HMO, PPO, and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance, and our HMOs are audited for compliance with health services standards by respective state departments of health. Most states’ laws require such audits to be performed at least once every three years.

Our licensed subsidiaries are subject to regulation under state insurance holding company and Puerto Rico regulations. Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. For additional information regarding our regulated subsidiaries’ statutory capital requirements see page 22 in Item 1A.—Risk Factors.

Audits and investigations

We are subject to various governmental audits, investigations, and enforcement actions as more fully described on page 24 in Item 1A.—Risk Factors.

Pending federal and state legislation

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

Other

Captive Insurance Company

We bear general business risks associated with operating our Company such as professional and general liability, employee workers’ compensation, and officer and director errors and omissions risks. Professional and general liability risks may include, for example, medical malpractice claims and disputes with members regarding benefit coverage. We retain certain of these risks through our wholly-owned, captive insurance subsidiary. We reduce exposure to these risks by insuring levels of coverage for losses in excess of our retained limits with a number of third-party insurance companies. We remain liable in the event these insurance companies are unable to pay their portion of the losses. In an effort to minimize credit risk, we insure our risks with a number of insurance companies having a long history of strong financial ratings. Since January 1, 2003, we have reduced the amount of coverage purchased from third-party insurance carriers and increased the amount of risk we retain based on the financial strength and liquidity of our captive insurance subsidiary. We provide a detail of the significant assets and liabilities as well as a rollforward of reserve activity related to our captive insurance subsidiary in Note 10 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Centralized Management Services

We provide centralized management services to each of our health plans and both of our business segments from our headquarters and service centers. These services include management information systems, product development and administration, finance, personnel, development, accounting, law, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, and customer service.

Employees

As of December 31, 2005, we had approximately 18,700 employees, including 19 employees covered by collective bargaining agreements. We believe we have good relations with our employees and have not experienced any work stoppages.

ITEM 1A.	RISK FACTORS

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

We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, allocations of some centralized expenses and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	membership in markets lacking adequate provider networks;

•	changes in the demographic characteristics of an account or market;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	possible changes in our pharmacy rebate program with drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. Hurricane Katrina);

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	government mandated benefits or other regulatory changes.

Failure to adequately price our products or estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could decline.

We are in a highly competitive industry. Many of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program and in consumer-choice health plans, such as high deductible health plans with HSAs. We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs. The commercial pricing environment, particularly in the 2 to 300 member groups, is extremely competitive. Several of our competitors, including public and not-for-profit companies, are pricing aggressively to gain market share.

Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into Medicare or Commercial markets, or the termination of a large contract, including our TRICARE contract.

If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets to keep or increase our market share, if membership does not increase as we expect, if membership declines, or if we lose accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

If we fail to effectively implement our operational and strategic initiatives, our business could be materially adversely affected.

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes opportunities created by the MMA. The MMA offers new opportunities in our Medicare programs, including our HMO, PPO, and PFFS Medicare Advantage products, as well as our PDP products. We have made substantial additional investments in the Medicare program to enhance our ability to participate in these expanded programs. We have doubled the size of our Medicare geographic reach since the enactment of the MMA through expanded Medicare product offerings. We are offering both the stand-alone Medicare Prescription Drug Coverage (PDP) and Medicare Advantage Health Plan with Prescription Drug Coverage (MA-PD) in addition to our other product offerings. Our Medicare presence as of February 1, 2006, included more than 700,000 Medicare Advantage members and approximately 1.7 million PDP members in 12 HMO markets, 33 local PPO markets, and 35 states in which we have a private fee-for-service offering. Enrollment in the new Part D prescription drug plans began on November 15, 2005, and the plans became effective January 1, 2006. We have been approved to offer the Medicare prescription drug plan in 46 states and the District of Columbia.

The timing of our new membership enrollment in our Medicare Advantage and PDP products is an important factor in meeting our business objectives. The pattern of quarterly earnings for 2006 is subject to certain assumptions including the timing of when a member enrolls in a plan, the plan type the member selects, and the speed with which the individual members meet their deductibles and cost-sharing provisions.

We have also made substantial investments in the service personnel and technology necessary to administer the growing Medicare business. Service issues intensified due to an enormous number of individuals being eligible in the new program on January 1. We have to implement various initiatives such as hiring additional service representatives to address the service issues.

The growth of our Medicare business is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our financial position, results of operations or cash flows. In addition, the expansion of our Medicare business in relation to our other businesses may intensify the risks to us inherent in the Medicare business, which are described elsewhere in this document. These expansion efforts may result in less diversification of our revenue stream.

Additionally, our strategy includes the growth of our Commercial segment business, with emphasis on our ASO and individual products, introduction of new products and benefit designs, including our Smart, consumer-choice products such as HSAs as well as the adoption of new technologies and the integration of acquired businesses and contracts.

There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position us for future growth or that the products we design will be accepted or adopted in the time periods assumed. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

If we fail to properly maintain the integrity of our data, to strategically implement new information systems, or to protect our proprietary rights to our systems, our business could be materially adversely affected.

Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to timely and accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our past and on-going acquisition activities, we have acquired additional information systems. We have been taking steps to reduce the number of systems we operate, have upgraded and expanded our information systems capabilities, and are gradually migrating existing business to fewer systems. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory or other legal problems, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences.

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. We have recently changed vendors in our pharmacy benefits program. A change in service providers could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

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

Our business plans also include becoming a quality e-business organization by enhancing interactions with customers, brokers, agents, and other stakeholders through web-enabling technology. Our strategy includes sales and distribution of health benefit products through the Internet, and implementation of advanced self-service capabilities, for internal and external stakeholders.

There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, integrating new systems, protecting our proprietary information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data may result in a material adverse effect on our financial positions, results of operations and cash flows.

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

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ alleged malpractice;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to ASO business, including actions alleging claim administration errors;

•	claims related to the failure to disclose some business practices; and

•	claims relating to customer audits and contract performance.

In some cases, substantial non-economic or punitive damages as well as treble damages under the federal False Claims Act, Rackateer Influenced and Corrupt Organizations Act and other statutes may be sought. While we currently have insurance coverage for some of these potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of our insurance may not be enough to cover the damages awarded. Additionally, the cost of business insurance coverage has increased significantly. As a result, we have increased the amount of risk that we self-insure, particularly with respect to matters incidental to our business. In addition, some types of damages, like punitive damages, may not be covered by insurance. In some jurisdictions, coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

A description of material legal actions in which we are currently involved is included under “Legal Proceedings” in Note 14 to the condensed consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, TRICARE, and Medicaid programs. Our Government Segment accounted for approximately 53% of our total premiums and ASO fees for the year ended December 31, 2005 and we expect the Government Segment to account for a greater percentage of our total premiums and ASO fees in 2006. These programs involve various risks, including:

•	at December 31, 2005, under our contracts with CMS we provided health insurance coverage to approximately 295,400 members in Florida. These contracts accounted for approximately 20% of our total premiums and ASO fees for the year ended December 31, 2005. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	at December 31, 2005, our TRICARE business, which accounted for approximately 17% of our total premiums and ASO fees during the year ended December 31, 2005, primarily consisted of the South Region contract. The South Region contract is a five-year contract, subject to annual renewals at the Government’s option, with the the third option period scheduled to begin April 1, 2006, that covers approximately 2.9 million beneficiaries. The loss of our current TRICARE contract would have a material adverse effect on our financial position, results of operations and cash flows. This contract contains provisions to negotiate a target health care cost amount annually with the federal government. Any variance from the target health care cost is shared with the federal government. As such, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military presence around the world. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business;

•

at December 31, 2005, under our contracts with the Puerto Rico Health Insurance Administration, we provided health insurance coverage to approximately 403,100 Medicaid members in Puerto Rico. These contracts accounted for approximately 3% of our total premiums and ASO fees for the year ended

December 31, 2005. We currently have Medicaid contracts with the Puerto Rico Health Insurance Administration that expire on June 30, 2006. We are preparing to bid on the new contracts that will be effective July 2006 although a request for such proposal has not yet been issued by the Puerto Rico Health Insurance Administration. The loss of these contracts or significant changes in the Puerto Rico Medicaid program as a result of legislative or administrative action, including reductions in payments to us or increases in benefits to members without corresponding increases in payments, may have a material adverse effect on our financial condition, results of operations and cash flows;

•	the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act;

•	CMS has implemented a risk adjustment model which apportions premiums paid to Medicare health plans according to health severity. A risk adjustment model pays more for enrollees with predictably higher costs. Under the new risk adjustment methodology, all Medicare health plans must collect, capture and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare health plans. CMS is transitioning to the risk adjustment model for Medicare Advantage plans as follows: 50% in 2005, 75% in 2006 and 100% in 2007. The PDP payment methodology is based 100% on the risk adjustment model beginning in 2006;

•	commensurate with phase-in of the new risk-adjustment methodology, payments to Medicare Advantage plans have been increased by a “budget neutrality” factor. The budget neutrality factor was implemented to prevent overall health plan payments from being reduced during the transition to the new risk-adjustment payment model. The payment adjustments for budget neutrality were first developed in 2002 and began to be used with the 2003 payments. The budget neutrality adjustment will begin phasing out in 2007 and will be fully eliminated by 2011. This does not mean, however, that the aggregate per-member payments to Medicare plans will be reduced. As plans enroll less healthy beneficiaries, the need for the budget neutrality adjustment declines as the underlying risk adjusted Medicare rates paid to plans increase to account for their enrollees’ greater healthcare needs. As a result of the CMS payment methodology described above, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably;

•	future changes to these government programs which may affect our ability or willingness to participate in these programs;

•	higher comparative medical costs;

•	government regulatory and reporting requirements; and

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups.

Our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, increases our costs of doing business and could adversely affect our profitability.

The health care industry in general, and health insurance, particularly HMOs and PPOs are subject to substantial federal and state government regulation.

Our licensed subsidiaries are subject to regulation under state insurance holding company and Puerto Rico regulations. These regulations generally require, among other things, prior approval and/or notice of new products, rates, benefit changes, and certain material transactions, including dividend payments, purchases or sales of assets, intercompany agreements, and the filing of various financial and operational reports.

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2005, we maintained aggregate statutory capital and surplus of $1,203.2 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $722.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated premium growth in 2006 resulting from the expansion of our Medicare products, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $450 million to $650 million in 2006.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states and Puerto Rico at December 31, 2005, we would be required to fund $14.7 million in one of our Puerto Rico subsidiaries to meet all requirements. After this funding, we would have $378.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

The use of individually identifiable data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and HIPAA. HIPAA includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data. The rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent.

These regulations set standards for the security of electronic health information. Violations of these rules will subject us to significant penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA could also expose us to additional liability for violations by our business associates. A business associate is a person or entity, other than a member of the work force, who on behalf of a covered entity performs, or assists in the performance of a function or activity involving the use or disclosure of individually identifiable health information, or provides legal, accounting, consulting, data aggregation, management, administrative, accreditation, or financial services.

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

We are implementing a mail order pharmacy business that subjects us to extensive federal, state and local regulation. We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products.

We are also subject to various governmental audits and investigations. These can include audits and investigations by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Defense Contract Audit Agency, and state Departments of Insurance and Departments of Health. Several state attorneys general and Departments of Insurance are currently investigating the practices of insurance brokers, including those of certain of the companies in the health care industry. All of these activities could result in the loss of licensure or the right to participate in various programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

Other areas subject to substantial regulation include:

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

In recent years, significant federal and state legislation affecting our business has been enacted. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	health insurance access and affordability;

•	e-connectivity;

•	disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency;

•	disclosure of provider quality information; and

•	formation of regional/national association health plans for small employers.

All of these proposals could apply to us and could result in new regulations that increase the cost of our operations.

There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that legislative or regulatory change will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain required approvals could adversely affect entry into new markets, our revenues or the number of our members, increase our costs or adversely affect our ability to bring new products to market as forecasted.

Our ability to manage administrative costs could hamper profitability.

The level of our administrative expenses impacts our profitability. While we attempt to manage effectively such expenses, increases in staff-related expenses, investment in new products, including our opportunities in the Medicare programs, greater emphasis on small group and individual health insurance products, acquisitions, and implementation of regulatory requirements, among others, may occur from time to time.

There can be no assurance that we will be able to successfully contain our administrative expenses in line with our membership that may result in a material adverse effect on our financial position, results of operations and cash flows.

Any failure by us to manage acquisitions, and other significant transactions successfully could harm our financial results, business and prospects.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.

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

In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be adversely affected.

In some situations, we have contracts with individual or groups of primary care physicians for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members. This type of contract is referred to as a “capitation” contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations.

If we fail to manage prescription drug programs successfully, our financial results could suffer.

In general, prescription drug costs have been rapidly rising over the past few years. These increases are due to the introduction of new drugs costing significantly more than existing drugs, direct to consumer advertising by the pharmaceutical industry that creates consumer demand for particular brand-name drugs, and members seeking medications to address lifestyle changes. In order to control prescription drug costs, we have implemented multi-tiered copayment benefit designs for prescription drugs, including our four-tiered copayment benefit design, Rx4 and an Rx allowance program structured to account for those drugs that treat more pervasive conditions and are suggested to be more effective by empirical data.

We cannot assure that these efforts will be successful in controlling costs. Failure to control these costs could have a material adverse effect on our financial position, results of operations and cash flows.

Our ability to obtain funds from our subsidiaries is restricted.

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., our parent company. These subsidiaries generally are regulated by states’ Departments of Insurance. We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium generated. A significant increase in premium volume will require additional capitalization from our parent company. To fund our expanding business opportunities, including the enhanced Medicare business, we anticipate additional required capital ranging from $450 million to $650 million in 2006. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. In addition, we normally notify the state Departments of Insurance prior to making payments that do not require approval. In the event that we are unable to provide sufficient capital to fund the obligations of Humana Inc., our operations or financial position may be adversely affected.

Ratings are an important factor in our competitive position.

Claims paying ability, financial strength, and debt ratings by recognized rating organizations are an increasingly important factor in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are an important factor in marketing our products to certain of our customers. Our debt ratings impact both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such. Downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition to this property, our other principal operating facilities are located in Louisville, Kentucky, Green Bay, Wisconsin, Tampa Bay, Florida, Cincinnati, Ohio and San Juan, Puerto Rico, all of which are used for customer service, enrollment, and claims processing. Our Louisville and Green Bay facilities also house other corporate functions.

We own or lease these principal operating facilities in addition to other administrative market offices and medical centers. We no longer operate most of these medical centers but, rather, lease them to their provider operators. The following table lists the location of properties we owned or leased, including our principal operating facilities, at December 31, 2005:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	2	49	6	66	123
Texas	—	—	3	32	35
Kentucky	1	—	16	9	26
Georgia	—	—	—	15	15
Illinois	6	1	—	6	13
Puerto Rico	—	—	—	12	12
Louisiana	—	—	—	11	11
Ohio	—	—	—	9	9
Tennessee	—	—	—	8	8
Alabama	—	—	—	7	7
Indiana	—	—	—	7	7
Mississippi	—	—	—	7	7
Wisconsin	—	—	1	6	7
Oklahoma	—	—	—	5	5
Others	—	1	—	53	54

Total	9	51	26	253	339

ITEM 3.	LEGAL PROCEEDINGS

Managed Care Industry Purported Class Action Litigation

Since 1999, we have been involved in several purported class action lawsuits that were part of a wave of generally similar actions targeting the health care payer industry and particularly managed care companies. These included a lawsuit against us and originally nine of our competitors that purported to be brought on behalf of physicians who treated our members since January 1, 1990. The plaintiffs asserted that we and other defendants paid providers’ claims incorrectly by paying lesser amounts than they submitted. These cases were consolidated in the United States District Court for the Southern District of Florida (the “Court”), and styled In re Managed Care Litigation.

On October 17, 2005, we and representatives of over 700,000 physicians and several state medical societies reached an agreement (“Settlement Agreement”) to settle the lawsuit by payment of $40 million for the physicians and an amount up to $18 million for the plaintiffs’ attorneys, subject to approval by the Court. The Settlement Agreement recognizes that we have undertaken certain initiatives to facilitate relationships with, and payments to, physicians and provides for additional initiatives over its four-year term. The Court preliminarily approved the Settlement Agreement on October 19, 2005, and set a Settlement Hearing for March 6, 2006.

Three other defendants, Aetna Inc., Cigna Corporation, and The Prudential Insurance Company of America previously entered into settlement agreements that have been approved by the Court. Health Net, Inc. announced a settlement agreement on May 2, 2005, and Wellpoint, Inc. (formerly WellPoint Health Networks, Inc. and Anthem, Inc.) announced a settlement agreement on July 11, 2005.

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

In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the business practices of managed care companies, including allegations of anticompetitive and unfair business activities, claims payment practices, commission payment practices, and utilization management practices. Some of these reviews have resulted in fines imposed on us and required changes in some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.

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

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all forms of liability has become increasingly costly and coverage for certain forms of liability may become unavailable or prohibitively expensive in the future.

The outcome of current suits or likelihood or outcome of future suits or governmental investigations cannot be accurately predicted with certainty. In addition, the potential for increased liability for medical negligence arising from claims adjudication, along with the increased litigation that has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions and government audits and investigations could have a material adverse effect on our financial position, results of operations, and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)	Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Tape for each quarter in the years ended December 31, 2005 and 2004:

	High	Low
Year Ended December 31, 2005
First quarter	$34.86	$29.10
Second quarter	$39.74	$30.96
Third quarter	$50.03	$38.30
Fourth quarter	$55.29	$42.11

Year Ended December 31, 2004
First quarter	$23.91	$19.02
Second quarter	$19.36	$15.55
Third quarter	$19.98	$15.70
Fourth quarter	$30.02	$17.66

b)	Holders of our Capital Stock

As of January 31, 2006, there were approximately 5,700 holders of record of our common stock.

Our stockholders’ rights plan expired in accordance with its terms in February 2006.

c)	Issuer Purchases of Equity Securities

There were no common shares acquired by the Company in open market transactions in 2005. During 2005, we acquired 68,296 shares of our common stock in connection with employee stock plans at an aggregate cost of $2.4 million, or an average of $34.62 per share.

d)	Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we currently plan to retain our earnings for future operations and growth of our businesses.

e)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 6.	SELECTED FINANCIAL DATA

	2005(a)	2004(b)	2003(c)	2002(d)(e)	2001(e)
	(in thousands, except per common share results, membership and ratios)
Summary of Operations:
Revenues:
Premiums	$14,001,591	$12,689,432	$11,825,283	$10,930,397	$9,938,961
Administrative services fees	259,437	272,796	271,676	244,396	137,090
Investment and other income	157,099	142,097	129,352	86,388	118,835

Total revenues	14,418,127	13,104,325	12,226,311	11,261,181	10,194,886

Operating expenses:
Medical	11,651,470	10,669,647	9,879,421	9,138,196	8,279,844
Selling, general and administrative	2,176,770	1,877,864	1,858,028	1,775,069	1,545,129
Depreciation and amortization	128,858	117,792	126,779	120,730	161,531

Total operating expenses	13,957,098	12,665,303	11,864,228	11,033,995	9,986,504

Income from operations	461,029	439,022	362,083	227,186	208,382
Interest expense	39,315	23,172	17,367	17,252	25,302

Income before income taxes	421,714	415,850	344,716	209,934	183,080
Provision for income taxes	113,231	135,838	115,782	67,179	65,909

Net income	$308,483	$280,012	$228,934	$142,755	$117,171

Basic earnings per common share	$1.91	$1.75	$1.44	$0.87	$0.71

Diluted earnings per common share	$1.87	$1.72	$1.41	$0.85	$0.70

Financial Position:
Cash and investments	$3,477,955	$3,074,189	$2,927,213	$2,415,914	$2,327,139
Total assets	6,869,614	5,657,617	5,379,814	4,956,754	4,681,693
Medical and other expenses payable	1,909,682	1,422,010	1,272,156	1,142,131	1,086,386
Debt	815,044	636,696	642,638	604,913	578,489
Stockholders’ equity	2,474,105	2,090,124	1,835,949	1,606,474	1,507,949

Key Financial Indicators:
Medical expense ratio	83.2%	84.1%	83.5%	83.6%	83.3%
SG&A expense ratio	15.3%	14.5%	15.4%	15.9%	15.3%

Medical Membership by Segment:
Government:
Medicare Advantage	557,800	377,200	328,600	344,100	393,900
Medicaid	457,900	478,600	468,900	506,000	490,800
TRICARE	1,750,900	1,789,400	1,849,700	1,755,800	1,714,600
TRICARE ASO	1,138,200	1,082,400	1,057,200	1,048,700	942,700

Total Government	3,904,800	3,727,600	3,704,400	3,654,600	3,542,000

Commercial:
Fully insured	1,999,800	2,286,500	2,352,800	2,340,300	2,301,300
Administrative services only	1,171,000	1,018,600	712,400	652,200	592,500

Total Commercial	3,170,800	3,305,100	3,065,200	2,992,500	2,893,800

Total Medical Membership	7,075,600	7,032,700	6,769,600	6,647,100	6,435,800

Commercial Specialty Membership:
Dental	1,456,500	1,246,700	1,147,400	1,094,600	1,123,300
Other	445,600	461,500	520,700	545,400	571,300

Total specialty membership	1,902,100	1,708,200	1,668,100	1,640,000	1,694,600

(a)	Includes the acquired operations of CarePlus Health Plans of Florida from February 16, 2005, and the acquired operations of Corphealth, Inc. from December 20, 2005. Also includes expenses of $71.9 million ($44.8 million after tax, or $0.27 per diluted common share) for a class action litigation settlement, as well as expenses of $27.0 million ($16.9 million after tax, or $0.10 per diluted common share) related to Hurricane Katrina. These expenses were partially offset by the realization of a tax gain contingency of $22.8 million, or $0.14 per diluted share.
(b)	Includes the acquired operations of Ochsner Health Plan from April 1, 2004.
(c)	Includes expenses of $30.8 million pretax ($18.8 million after tax, or $0.12 per diluted common share) for the writedown of building and equipment and software abandonment expenses. These expenses were partially offset by a gain of $15.2 million pretax ($10.1 million after tax, or $0.06 per diluted common share) for the sale of a venture capital investment. The net impact of these items reduced pretax income by $15.6 million ($8.7 million after tax, or $0.05 per diluted common share).
(d)	Includes expenses of $85.6 million pretax ($58.2 million after tax, or $0.35 per diluted common share) for severance and facility costs related to reducing our administrative cost structure with the elimination of three customer service centers and an enterprise-wide workforce reduction, reserves for liabilities related to a previous acquisition and the impairment in the fair value of certain private debt and equity investments.
(e)	We ceased amortizing goodwill upon adopting Statement of Financial Accounting Standards (SFAS) No. 142, or SFAS 142, on January 1, 2002. Assuming the non-amortization provisions of SFAS 142 were in effect as of January 1, 2001, diluted earnings per common share would have increased $0.31 in 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A.—Risk Factors. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2005 revenues of $14.4 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of December 31, 2005, we had approximately 7.1 million members in our medical insurance programs, as well as approximately 1.9 million members in our specialty products programs.

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, ASO, and specialty. We identified our segments in accordance with the aggregation provisions of SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent. We believe our customer, membership, revenue and pretax income diversification across segments and products allows us to increase our chances of success.

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premium, ASO fee, and plan benefit levels that are commensurate with our medical and administrative costs. Medical costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and medical procedures, increasing capacity and supply of medical services, new prescription drugs and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulations.

Government Segment

In our Government segment, the passage of the MMA in December 2003 demonstrated the federal government’s commitment to providing health benefits and options to seniors by creating new product choices for Medicare-eligible individuals sold through the private sector. These new products include PFFS plans and local PPOs, with coverage effective in 2005, and regional PPOs and PDPs, with coverage effective in 2006. The PFFS plans generally offer additional benefits compared to traditional Medicare in exchange for a monthly premium paid by the member. These plans typically include a prescription drug benefit with no provider network restrictions. Local and regional PPO plans typically offer an even higher level of benefits to members, including a prescription drug benefit and a lower level of member cost-sharing on many benefits when the member uses medical services from in-network providers.

As a long-time participant in the Medicare program, we believe that we possess (1) business competencies and management experience with senior product design, (2) a robust and scalable multi-channel distribution system, (3) an established and competitive network including a national retail pharmacy network, and (4) an established brand awareness with seniors. Accordingly, we have developed a strategy to take full advantage of these expanded programs. This resulted in significant expenditures and commitments of resources during 2005, including, among other items:

•	increasing the number of markets where we sell our products,

•	designing products that offer a compelling combination of price and benefits to capture market share,

•	raising brand awareness with the launching of our “Let’s Talk” education campaign, as well as substantial marketing and advertising increases,

•	expanding the distribution network, including partnering with Wal-Mart Stores, Inc. and increasing our captive sales force,

•	increasing the size and scope of our provider network, and

•	adding employees to accommodate membership growth, including opening a dedicated Medicare service center in Tampa Bay, Florida.

Our strategy and commitment to these expanded Medicare Advantage programs has led to substantial growth during 2005. Medicare Advantage membership increased to 557,800 members at December 31, 2005, up 47.9% from 377,200 members at December 31, 2004, primarily due to sales of our new PFFS products and the addition of 50,400 members from our acquisition of CarePlus Health Plans of Florida in February 2005. Likewise, Medicare premium revenues have increased 48.7% to $4.6 billion for 2005 from $3.1 billion in 2004. We expect the Medicare line of business to continue to grow during 2006 from continued geographic expansions of our Medicare Advantage offerings and our new PDP plans. As of February 1, 2006, Medicare Advantage membership totaled more than 700,000 members and PDP membership totaled approximately 1.7 million members. We expect 2006 Medicare premium revenues to more than double from 2005 from sales of our Medicare Advantage and PDP plans and for selling, general and administrative expenses to continue to increase in 2006. However, while our creation of the infrastructure related to our Medicare expansion will be nearly completed by the end of the first quarter of 2006, we do not believe the resulting expected revenues and membership will peak until Medicare enrollment is completed on July 1, 2006. We believe this will result in lower earnings and margins in the first half of 2006 relative to the second half of 2006, when we believe our consolidated revenues will reach the level contemplated by our selling, general, and administrative expenses.

In our TRICARE business, 2005 marked our first full fiscal year under the South Region contract. After being awarded the South Region contract in 2003, we transitioned our TRICARE business to one of three newly-created regions under the government’s revised TRICARE program during 2004. We started the second option year under the South Region contract on April 1, 2005.

Commercial Segment

Our strategy to drive Commercial segment profitability focuses on providing solutions for employers to the rising cost of health care through the use of a variety of innovative and consumer-choice product designs. These products are supported by electronic informational capabilities, including education, tools, and technologies provided primarily through the Internet. To that end, we have developed an innovative suite of products styled as “Smart” products. We believe that these Smart products offer the best solution for many employers to the problem of quickly rising health care costs for their employees. Membership in our Smart products and other consumer-choice health plans increased to 371,100 members at December 31, 2005, a 52% increase from December 31, 2004. We believe that growth in these products, which are offered both on a fully insured and ASO basis and competitively priced to produce higher margins, is a key component, among other items, for further improvement in the results of our Commercial segment. Additionally, we have increased the diversification of our commercial membership base, not only through our consumer-choice products, but also by (1) expanding our ASO membership in the mid-market group segment to take advantage of our network discounts and (2) launching our HumanaOne individual product to address an increasing migration of insureds from small group. While we expect our consumer-choice products to become a driver of growth in the years ahead as health care inflation persists, we also are enhancing the traditional products which comprise the bulk of our commercial portfolio today by applying our consumer-choice innovation.

Other important factors which impact our Commercial segment profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. We have experienced a decline in our fully insured commercial membership as a result of pricing actions by some competitors who we perceive as desiring to gain market share in certain markets. With respect to market conditions, we are impacted by economies of scale on administrative overhead. As a result of a decline in preference for tightly-managed HMO products, medical costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of medical services consumption, and administrative expense efficiency is becoming a more significant driver of commercial margin sustainability. Consequently, we continually evaluate our administrative expense structure and realize administrative expense savings through productivity gains. Additionally, because our Commercial segment shares overhead costs with our Government segment, an increase or decrease in the size of our Government operations impacts our Commercial segment profitability.

Highlights

•	In the Government segment, CMS approved all the 2006 Medicare contracts we applied for, giving us a wide array of products to sell and increasing the number of states where we sell them.

•	Our Commercial segment reached an agreement to acquire CHA Service Company and completed the acquisition of Corphealth, Inc. Our Government segment completed the acquisition of CarePlus Health Plans of Florida. These transactions are more fully-described on the following page and in Note 3 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

•	Membership in Medicare Advantage products grew by 180,600 members, or 47.9%, from December 31, 2004, including 130,200 members from sales primarily related to our new PFFS offering, and 50,400 members from the acquisition of CarePlus Health Plans of Florida.

•	Commercial medical membership declined by 134,300 members, or 4.1%, from December 31, 2004, including the loss of an 89,000 member unprofitable account that lapsed on January 1, 2005. Excluding the 89,000 member account, commercial medical membership declined 45,300 members, or 1.4%, since December 31, 2004, primarily due to continued competitive pricing pressures in the small to mid-market group account partially offset by an increase in ASO membership of 152,400 members.

•	We reached an agreement with representatives of more than 700,000 physicians to settle a nationwide class action suit, subject to court approval. This agreement is more fully-described below and under “Legal Proceedings” in Note 14 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

•	Certain of our operations, primarily the Louisiana market, were negatively affected by the impact of Hurricane Katrina in August 2005 as more fully-described below.

•	The resolution of a contingent tax gain during the first quarter of 2005 contributed to the lower effective tax rate of 26.9% during 2005 compared to 32.7% during 2004 as more fully-described in Note 8 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

•	Cash flows from operations increased 79.9% or $277.8 million to $625.6 in 2005 million compared to $347.8 million in 2004.

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

Settlement of Class Action Litigation

On October 17, 2005, we reached an agreement with representatives of more than 700,000 physicians to settle a nationwide class action suit, subject to court approval. In connection with the settlement and other related litigation costs, we recorded pretax administrative expenses of $71.9 million ($44.8 million after taxes, or $0.27 per diluted common share) in the third quarter of 2005. Of the $71.9 million, $33.4 million is included in the Government segment results and the remaining $38.5 million is included in the Commercial segment results. The settlement is more fully-described under “Legal Proceedings” in Note 14 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Hurricane Katrina

Certain of our operations, primarily the Louisiana market, were negatively affected by the impact of Hurricane Katrina in August 2005. Expenses related to Hurricane Katrina primarily stem from our efforts, in cooperation with Departments of Insurance in the affected states, to help our members by offering participating-provider benefits at non-participating providers’ rates, paying claims for members who were unable at the time to meet their premium obligations and similar measures. In connection with Hurricane Katrina, we recorded pretax medical and administrative expenses of $27.0 million ($16.9 million after taxes, or $0.10 per diluted common share) during the third and fourth quarters of 2005. Of the $27.0 million, $5.9 million is included in the Government segment results and the remaining $21.1 million is included in the Commercial segment results. We do not anticipate any significant additional costs for Hurricane Katrina related items in 2006.

Recent Acquisitions

In January 2006, our Commercial segment reached an agreement to acquire CHA Service Company, or CHA Health, for cash consideration of approximately $60.0 million plus any excess statutory surplus. The acquisition of CHA Health, a Kentucky health plan, is expected to add approximately 96,800 members to our Commercial segment medical membership. This transaction, which is subject to regulatory approval, is expected to close effective in the second quarter of 2006.

On December 20, 2005, our Commercial segment acquired Corphealth, Inc., a behavioral health care management company, for cash consideration of approximately $54.2 million, including transaction costs. This acquisition allows Humana to integrate coverage of medical and behavior health benefits.

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company for approximately $444.9 million in cash, including transaction costs, adding approximately 50,400 Medicare Advantage members in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash. Ochsner, a Louisiana health plan, added approximately 152,600 commercial medical members, primarily in fully insured large group accounts, and approximately 33,100 members in the Medicare Advantage program.

These transactions are more fully described in Note 3 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, or SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. In addition, certain tax effects of stock option exercises will be reported as a financing activity rather than an operating activity in the statements of cash flows. We adopted SFAS 123R on January 1, 2006 under the retrospective transition method using the Black-Scholes pricing model. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model reduced diluted earnings per common share, as retroactively restated for the adoption of SFAS 123R, by $0.08 in 2005, $0.06 in 2004, and $0.03 in 2003 as more fully disclosed in Note 2 of the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. In addition, the classification of cash inflows from any excess tax benefit associated with exercising stock options will change from an operating activity to a financing activity in the consolidated statements of cash flows with no impact on total cash flows. We estimate the impact of this change in classification will decrease operating cash flows (and increase financing cash flows) by approximately $15.5 million in 2005, $3.7 million in 2004, and $15.2 million in 2003.

On February 23, 2006, the Board of Directors approved the issuance of 1,517,507 additional options and restricted stock awards. This grant was weighted more towards awards of restricted stock than stock options as compared to grants made in prior years. Consequently, compensation expense for 2006 is anticipated to be $0.08 per diluted common share related to stock options due to adopting SFAS 123R and $0.05 per diluted common share related to restricted stock. These amounts, which in total are in line with previous guidance, are dependent on certain assumptions, including additional grants during 2006. As disclosed above, the pro forma effect of expensing stock options was $0.08 per diluted common share in 2005 and, as disclosed in Note 11 of the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data, compensation expense related to restricted stock awards was $0.02 per diluted common share in 2005.

Comparison of Results of Operations for 2005 and 2004

Certain financial data for our two segments was as follows for the years ended December 31, 2005 and 2004:

			Change
	2005	2004	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$4,590,362	$3,086,598	$1,503,764	48.7%
TRICARE	2,407,653	2,127,595	280,058	13.2%
Medicaid	548,714	511,193	37,521	7.3%

Total Government	7,546,729	5,725,386	1,821,343	31.8%

Fully insured	6,068,115	6,614,482	(546,367)	(8.3)%
Specialty	386,747	349,564	37,183	10.6%

Total Commercial	6,454,862	6,964,046	(509,184)	(7.3)%

Total	$14,001,591	$12,689,432	$1,312,159	10.3%

Administrative services fees:
Government	$50,059	$106,764	$(56,705)	(53.1)%
Commercial	209,378	166,032	43,346	26.1%

Total	$259,437	$272,796	$(13,359)	(4.9)%

Income before income taxes:
Government	$323,268	$273,840	$49,428	18.0%
Commercial	98,446	142,010	(43,564)	(30.7)%

Total	$421,714	$415,850	$5,864	1.4%

Medical expense ratios(a):
Government	83.1%	84.3%		(1.2)%
Commercial	83.3%	83.9%		(0.6)%

Total	83.2%	84.1%		(0.9)%

SG&A expense ratios(b):
Government	12.6%	12.2%		0.4%
Commercial	18.3%	16.4%		1.9%

Total	15.3%	14.5%		0.8%

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2005 and 2004:

			Change
	2005	2004	Members	Percentage
Government segment medical members:
Medicare Advantage	557,800	377,200	180,600	47.9%
Medicaid	457,900	478,600	(20,700)	(4.3)%
TRICARE	1,750,900	1,789,400	(38,500)	(2.2)%
TRICARE ASO	1,138,200	1,082,400	55,800	5.2%

Total Government	3,904,800	3,727,600	177,200	4.8%

Commercial segment medical members:
Fully insured	1,999,800	2,286,500	(286,700)	(12.5)%
ASO	1,171,000	1,018,600	152,400	15.0%

Total Commercial	3,170,800	3,305,100	(134,300)	(4.1)%

Total medical membership	7,075,600	7,032,700	42,900	0.6%

This table of financial data should be reviewed in connection with the discussion on the following pages.

Summary

Net income was $308.5 million, or $1.87 per diluted common share, in 2005 compared to $280.0 million, or $1.72 per diluted common share, in 2004. The increase in net income primarily resulted from improved profits in our Government segment, driven by gains in membership and improved underwriting results in both our Medicare and TRICARE operations.

Net income for 2005 included expenses resulting from the class action litigation settlement ($44.8 million after taxes, or $0.27 per diluted common share) and costs associated with Hurricane Katrina ($16.9 million after taxes, or $0.10 per diluted common share). Net income for 2005 also included the favorable effect of an effective tax rate of approximately 26.9% compared to 32.7% in 2004, primarily due to the resolution of a contingent tax gain ($22.8 million, or $0.14 per diluted common share) during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year.

Premium Revenues and Medical Membership

Premium revenues increased 10.3% to $14.0 billion for 2005, compared to $12.7 billion for 2004. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased 31.8% to $7.5 billion for 2005, compared to $5.7 billion for 2004. This increase primarily was attributable to our Medicare Advantage operations and the effects of transitioning to the TRICARE South contract during 2004. Medicare Advantage membership was 557,800 at December 31, 2005, compared to 377,200 at December 31, 2004, an increase of 180,600 members, or 47.9%. This increase was due to expanded participation in various Medicare Advantage programs and geographic markets, as well as the CarePlus acquisition. The February 16, 2005 CarePlus acquisition added 50,400 members and $486.3 million in premium revenues in 2005. Average per member premiums for our Medicare Advantage business increased approximately 12% during 2005. This reflects a shift in our Medicare membership mix to higher reimbursement markets, due primarily to the South Florida CarePlus acquisition. Medicare geographic expansions during 2006 are anticipated to contribute to continued enrollment growth, with projected Medicare Advantage enrollment in the range of 900,000 to 1,100,000 at December 31, 2006 and PDP enrollment in the range of 1,900,000 to 2,200,000 at December 31, 2006. Total Medicare premium revenue for 2006 is projected to more than double from 2005. TRICARE premium revenues increased 13.2% in 2005, reflecting the transition to the new South Region contract during 2004 which included a temporary loss of approximately 1 million members for 4 months in 2004. Medicaid membership declined by 20,700 members from December 31, 2004 to December 31, 2005 primarily due to the fact that we did not renew our participation in the Medicaid program for the State of Illinois on July 31, 2005. The Illinois Medicaid business was not material to our results of operations, financial position, or cash flows.

Commercial segment premium revenues decreased 7.3% to $6.5 billion for 2005, compared to $7.0 billion for 2004. Lower premium revenues primarily resulted from a reduction of fully insured membership partially offset by increases in average per member premiums. Our fully insured membership decreased 12.5%, or 286,700 members, to 1,999,800 at December 31, 2005 compared to 2,286,500 at December 31, 2004. The decrease is primarily due to the relinquishment of an 89,000-member unprofitable account on January 1, 2005 and continued attrition due to the ongoing competitive environment within the fully insured group accounts, partially offset by membership gains in the individual and consumer-choice product lines. Average per member premiums for our fully insured group medical members increased approximately 7% to 9% in 2005 and are anticipated to further increase in the range of 7% to 9% in 2006.

Administrative Services Fees

Our administrative services fees for 2005 were $259.4 million, a decrease of $13.4 million, or 4.9%, from $272.8 million for 2004.

Administrative services fees for the Government segment decreased $56.7 million, or 53.1%, from $106.8 million for 2004 to $50.1 million for 2005. This decline resulted from the transition to the new South Region contract which carved out certain government programs including the administration of pharmacy and medical benefits to senior members over the age of 65. We transitioned services under these separate programs to other providers during 2004.

For the Commercial segment, administrative services fees increased $43.4 million, or 26.1%, from $166.0 million for 2004 to $209.4 million for 2005. This increase resulted from increased membership and higher average per member fees. ASO membership of 1,171,000 members at December 31, 2005 increased 15.0% compared to 1,018,600 at December 31, 2004. Average per member fees increased approximately 8% in 2005.

Investment and Other Income

Investment and other income totaled $157.1 million in 2005, an increase of $15.0 million from $142.1 million in 2004. This increase primarily was attributable to increased investment income from higher interest rates and average invested balances offset by lower capital gains. The average yield on investment securities was 4.0% in 2005 compared to 3.6% in 2004. The investment of cash flows from operations contributed to the increase in the average invested balance and added approximately $7.0 million to interest income. Net realized capital gains of $18.3 million in 2005 decreased $9.9 million from $28.2 million in 2004. As of December 31, 2005, we had an unrealized gain of $52.3 million related to a venture capital investment. We realized this gain in the first quarter of 2006 with the sale of this venture capital investment.

Medical Expense

Consolidated medical expenses increased $981.8 million or 9.2% during 2005. The increase was primarily driven by the increase in average per member claims costs primarily from the effects of health care inflation and incremental medical expenses related to the CarePlus acquisition.

The medical expense ratio, or MER, which is computed by taking total medical expenses as a percentage of premium revenues, represents a key industry statistic used to measure underwriting profitability.

The consolidated MER for 2005 was 83.2%, decreasing 90 basis points from 84.1% for 2004 due to improvements in both the Commercial and Government segments as further discussed below. The 2005 consolidated MER includes 20 basis points for expenses associated with Hurricane Katrina.

The Government segment’s medical expenses increased $1.4 billion, or 30.0% during 2005 primarily due to the increase in average per member claims costs and the increase in the number of Medicare members, including those related to the CarePlus acquisition. The increase in average per member claims costs for Medicare approximated 8% to 10% during 2005.

The Government segment’s MER for 2005 was 83.1%, a 120 basis point decrease from the 2004 rate of 84.3%. Excluding a 10 basis point increase in the 2005 MER from Hurricane Katrina, the decrease was primarily attributable to the increase in Medicare revenues as a percentage of total Government segment revenues and average per member Medicare premiums outpacing average per member Medicare claim costs.

The Commercial segment’s medical expenses decreased $465.2 million, or 8.0%. This decrease primarily results from the decrease in fully insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully insured group members was approximately 7% to 9% for 2005.

The MER for the Commercial segment of 83.3% in 2005 decreased 60 basis points from the 2004 MER of 83.9%. Higher medical expenses from Hurricane Katrina increased the 2005 MER 30 basis points. After considering the effect of Hurricane Katrina, the decrease in MER for the 2005 period primarily reflects the absence of the unprofitable 89,000-member large group account that lapsed on January 1, 2005.

SG&A Expense

Consolidated selling, general, and administrative (SG&A) expenses increased $298.9 million or 15.9% during 2005 primarily resulting from an increase in the number of employees due to the Medicare expansion, the class action litigation settlement, and increased advertising and marketing costs also due to the Medicare expansion. These increases were partially offset by a decrease in administrative expenses associated with transitioning to the TRICARE South contract in 2004. During 2005, the number of employees increased 5,000 to 18,700 at December 31, 2005, primarily in the sales and customer service functions associated with the growth in the Medicare business, as well as approximately 1,200 employees added with the CarePlus acquisition.

The SG&A expense ratio, which is computed by taking total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees, represents a key industry statistic used to measure administrative spending efficiency.

The consolidated SG&A expense ratio for 2005 was 15.3%, increasing 80 basis points from 14.5% for 2004. Expenses related to the class action litigation settlement increased the SG&A expense ratio 50 basis points for 2005. After considering the effect of the class action litigation expenses, the SG&A expense ratio increase primarily resulted from a commercial membership mix shift and increased spending associated with the Medicare expansion. The consolidated SG&A expense ratio is expected to be in the range of 12% to 13% for 2006 reflecting the continuing beneficial effect of growth in revenues and membership leveraging fixed costs.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $246.2 million, or 34.7% during 2005 due to the CarePlus acquisition, increased spending associated with the Medicare expansion, and the class action litigation settlement. These increases were partially offset by a decrease in TRICARE expenses from the transition to the South contract in 2004. The Government segment SG&A expense ratio increased 40 basis points from 12.2% for 2004 to 12.6% for 2005. Expenses related to the class action litigation settlement increased the SG&A expense ratio 40 basis points for 2005.

The Commercial segment SG&A expenses increased $52.7 million, or 4.5% during 2005. The Commercial segment SG&A expense ratio increased 190 basis points from 16.4% for 2004 to 18.3% for 2005. Expenses related to the class action litigation settlement increased the SG&A expense ratio 60 basis points for 2005. After considering the effect of the class action litigation expenses, this increase resulted from the continued shift in the mix of membership towards ASO. ASO business bears a significantly higher SG&A ratio than fully insured business.

Depreciation and Amortization

Depreciation and amortization for 2005 totaled $128.9 million compared to $117.8 million for 2004, an increase of $11.1 million, or 9.4%. Amortization of other intangible assets increased $13.3 million during 2005 primarily as a result of intangible assets recorded in connection with the CarePlus acquisition.

Interest Expense

Interest expense was $39.3 million for 2005, compared to $23.2 million for 2004, an increase of $16.1 million. This increase primarily resulted from higher interest rates and higher average outstanding debt. The higher average outstanding debt balance increased interest expense $5.0 million during 2005. The average interest rate during 2005 of 5.3% increased 140 basis points compared to 3.9% during 2004.

Income Taxes

Our effective tax rate in 2005 of 26.9% decreased 5.8% compared to the 32.7% effective tax rate in 2004. The effective tax rate for 2005 reflects the favorable impact from the resolution of a contingent tax gain of $22.8 million during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year. See Note 8 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate. We expect the 2006 effective tax rate to be in the range of 35% to 37%.

Comparison of Results of Operations for 2004 and 2003

Certain financial data for our two segments was as follows for the years ended December 31, 2004 and 2003:

			Change
	2004	2003	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$3,086,598	$2,527,446	$559,152	22.1%
TRICARE	2,127,595	2,249,725	(122,130)	(5.4)%
Medicaid	511,193	487,100	24,093	4.9%

Total Government	5,725,386	5,264,271	461,115	8.8%

Fully insured	6,614,482	6,240,806	373,676	6.0%
Specialty	349,564	320,206	29,358	9.2%

Total Commercial	6,964,046	6,561,012	403,034	6.1%

Total	$12,689,432	$11,825,283	$864,149	7.3%

Administrative services fees:
Government	$106,764	$148,830	$(42,066)	(28.3)%
Commercial	166,032	122,846	43,186	35.2%

Total	$272,796	$271,676	$1,120	0.4%

Income before income taxes:
Government	$273,840	$223,706	$50,134	22.4%
Commercial	142,010	121,010	21,000	17.4%

Total	$415,850	$344,716	$71,134	20.6%

Medical expense ratios(a):
Government	84.3%	84.3%		—%
Commercial	83.9%	82.9%		1.0%

Total	84.1%	83.5%		0.6%

SG&A expense ratios(b):
Government	12.2%	13.4%		(1.2)%
Commercial	16.4%	16.9%		(0.5)%

Total	14.5%	15.4%		(0.9)%

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2004 and 2003:

			Change
	2004	2003	Members	Percentage
Government segment medical members:
Medicare Advantage	377,200	328,600	48,600	14.8%
Medicaid	478,600	468,900	9,700	2.1%
TRICARE	1,789,400	1,849,700	(60,300)	(3.3)%
TRICARE ASO	1,082,400	1,057,200	25,200	2.4%

Total Government	3,727,600	3,704,400	23,200	0.6%

Commercial segment medical members:
Fully insured	2,286,500	2,352,800	(66,300)	(2.8)%
ASO	1,018,600	712,400	306,200	43.0%

Total Commercial	3,305,100	3,065,200	239,900	7.8%

Total medical membership	7,032,700	6,769,600	263,100	3.9%

This table of financial data should be reviewed in connection with the discussion on the following pages.

Summary

Net income was $280.0 million, or $1.72 per diluted common share, in 2004 compared to $228.9 million, or $1.41 per diluted common share, in 2003. The increase in net income consisted of improved profits in both of our business segments, driven by higher earnings from our Medicare and commercial products. The 2003 results included expenses for asset impairments as more fully described in Note 5 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Premium Revenues and Medical Membership

Premium revenues increased 7.3% to $12.7 billion for 2004, compared to $11.8 billion for 2003. Higher premium revenues resulted primarily from the Ochsner acquisition, as more fully described in Note 3 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data, and an increase in Medicare Advantage and fully insured commercial average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased 8.8% to $5.7 billion for 2004, compared to $5.3 billion for 2003. This increase primarily was attributable to our Medicare Advantage operations. Medicare Advantage membership was 377,200 at December 31, 2004, compared to 328,600 at December 31, 2003, an increase of 48,600 members, or 14.8%, including 33,100 members added through the acquisition of Ochsner. Average per member premiums for our Medicare Advantage business increased approximately 10% for 2004, reflecting higher reimbursement from CMS. TRICARE premium revenues decreased 5.4% in 2004 reflecting the transition to the new South Region contract which included a temporary loss of approximately 1 million members for 4 months in 2004.

Commercial segment premium revenues increased 6.1% to $7.0 billion for 2004, compared to $6.5 billion for 2003. This increase resulted from the Ochsner acquisition and increases in average per member premiums in the 6% to 8% range on our fully insured commercial business partially offset by membership attrition. Average per member premium increases of 6% to 8% include the impact of an increasing mix of individual products into our fully insured membership. A lower premium corresponding to lower benefits on products sold to individuals reduced our average per member premium trend by approximately 150 to 200 basis points. Our fully insured commercial medical membership decreased 2.8%, or 66,300 members, to 2,286,500 at December 31, 2004 after giving effect to the addition of 152,600 members from the acquisition of Ochsner. Without giving effect to the Ochsner acquisition, the decrease was primarily due to the lapse of certain under-performing large group accounts totaling approximately 94,000 members in 2004 and continued attrition due to the ongoing competitive environment within the small to mid-market group fully insured accounts, partially offset by membership gains in the Individual product lines.

Administrative Services Fees

Our administrative services fees for 2004 were $272.8 million, an increase of $1.1 million, or 0.4%, from $271.7 million for 2003. This increase resulted primarily from higher Commercial ASO membership partially offset by lower fees related to TRICARE’s change in government-contracted services as described below.

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

For the Commercial segment, administrative services fees increased $43.2 million, or 35.2%, from $122.8 million for 2003 to $166.0 million for 2004. This increase resulted from a higher level of ASO membership at December 31, 2004, which was 1,018,600 members, compared to 712,400 members at December 31, 2003, an increase of 43%.

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

Medical Expense

Consolidated medical expenses increased $790.2 million, or 8.0%, to $10.7 billion in 2004 from $9.9 billion in 2003. The increase was primarily driven by the Ochsner acquisition and an increase in average per member claims costs primarily from the effects of health care inflation.

The consolidated MER for 2004 was 84.1%, increasing 60 basis points from 83.5% for 2003 primarily due to the increase in the MER for the Commercial segment.

The Government segment’s medical expenses increased $386.1 million, or 8.7%, during 2004 primarily due to the increase in the number of Medicare members, including those related to the Ochsner acquisition, and the increase in average per member claims costs, partially offset by lower medical expenses associated with transitioning to the TRICARE South contract.

The Government segment’s MER for 2004 was 84.3%, which was flat when compared to 2003. The Medicare Advantage premium increases were consistent with medical cost increases for 2004 reflecting our efforts of adjusting benefit levels commensurate with reimbursement rates.

The Commercial segment’s medical expenses increased $404.2 million, or 7.4%, during 2004. The increase was primarily driven by an increase in average per member claims costs primarily from the effects of health care inflation. The increase in average per member claims costs for fully insured group members was approximately 8% to 10% for 2004.

The Commercial segment’s MER for 2004 was 83.9%, increasing 100 basis points from 2003 of 82.9%. The 100 basis point increase was primarily due to underwriting losses associated with a large customer account serving approximately 89,000 members and a competitive pricing environment in the 2 to 300 life customer group. The 89,000-member large group account lapsed on January 1, 2005. Increasing per member premiums commensurate with claims trend becomes more difficult in a competitive pricing environment.

SG&A Expense

Consolidated SG&A expenses increased $19.8 million, or 1.1%, to $1.9 billion in 2004. Included in 2003 were costs of $17.2 million from the impairment of the Jacksonville, Florida service center building more fully described in Note 5 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. Excluding the impairment, the increase resulted from higher Commercial segment SG&A expenses partially offset by lower Government segment SG&A expenses.

The consolidated SG&A expense ratio for 2004 was 14.5%, decreasing 90 basis points from 15.4% for 2003. This decrease, as well as the decrease in each of our segments’ SG&A expense ratios, was the result of the revenue growth in excess of administrative cost inflation and operational efficiencies including gains from completing the consolidation of seven service centers into four during 2003. The Jacksonville, Florida building writedown increased the 2003 SG&A expense ratio 10 basis points.

SG&A expenses in the Government segment decreased $15.7 million, or 2.2% during 2004 primarily due to a decrease in TRICARE SG&A expenses from transitioning to the South contract partially offset by the Ochsner acquisition. The Government segment SG&A expense ratio decreased 120 basis points from 13.4% for 2003 to 12.2% for 2004. The Government segment SG&A expense ratio for 2003 included an approximate 20 basis point impact from the Jacksonville, Florida building writedown.

The Commercial segment SG&A expenses increased $35.5 million, or 3.1% during 2004 primarily due to the Ochsner acquisition. The Commercial segment SG&A expense ratio decreased 50 basis points from 16.9% for 2003 to 16.4% for 2004. The Commercial segment SG&A expense ratio for 2003 included an approximate 10 basis point impact from the Jacksonville, Florida building writedown.

Depreciation and Amortization

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

Income Taxes

Our effective tax rate in 2004 of 32.7% decreased 0.9% compared to the 33.6% effective tax rate in 2003. Our effective tax rate is lower than the federal statutory rate due primarily to tax-exempt investment income. See Note 8 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity

Our primary sources of cash include receipts of premiums, administrative services fees, investment income, as well as proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, SG&A expenses, interest expense, taxes, purchases of investment securities, capital expenditures, acquisitions, and payments on borrowings. Because premiums generally are collected in advance of claim payments by a period of up to several months in many instances, our business should normally produce positive cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. We have recently been experiencing improving operating cash flows associated with growth in Medicare enrollment.

Cash and cash equivalents increased to $732.0 million at December 31, 2005 from $580.1 million at December 31, 2004. The change in cash and cash equivalents for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$625,627	$347,809	$413,140
Net cash used in investing activities	(767,276)	(624,081)	(382,837)
Net cash provided by (used in) financing activities	293,586	(75,053)	179,744

Increase (decrease) in cash and cash equivalents	$151,937	$(351,325)	$210,047

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

Beginning in 2005, the monthly premium payment schedule included a change in timing from previous practice. This new practice made an exception to the holiday rule for the January 1 payment. Although January 1 always represents a holiday, the new practice results in the January 1 payment being received on the first business day of January. As a result of this change, the January 2005 payment of $290.3 million originally scheduled to be received on Friday, December 31, 2004, was changed to Monday, January 3, 2005, or one business day later. Therefore, we received 12 monthly Medicare Advantage premium remittances in 2005, 11 in 2004, and 12 in 2003.

In addition to the impact from the timing of the Medicare Advantage premium receipts, higher earnings and Medicare enrollment growth contributed to increased operating cash flows in 2005, 2004 and 2003. Comparisons of our operating cash flows also are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at December 31, 2005, 2004 and 2003:

				Change
	2005	2004	2003	2005	2004
	(in thousands)
TRICARE:
Base receivable	$509,444	$396,355	$266,656	$113,089	$129,699
Bid price adjustments (BPAs)	—	25,601	92,875	(25,601)	(67,274)
Change orders	32,285	6,021	7,073	26,264	(1,052)

	541,729	427,977	366,604	113,752	61,373
Less: long-term portion of BPAs	—	—	(38,794)	—	38,794

TRICARE subtotal	541,729	427,977	327,810	113,752	100,167

Medicare	63,931	213	—	63,718	213
Commercial and other	165,549	185,931	178,577	(20,382)	7,354
Allowance for doubtful accounts	(32,557)	(34,506)	(40,400)	1,949	5,894

Total net receivables	$738,652	$579,615	$465,987	159,037	113,628

Reconciliation to cash flow statement:
Change in long-term receivables				—	(52,583)
Provision for doubtful accounts				4,566	6,433
Receivables from acquisition				(2,289)	(16,420)

Change in receivables in cash flow statement				$161,314	$51,058

TRICARE base receivables began increasing in 2004 due to the transition to the reimbursement model under the South Region contract beginning on August 1, 2004. Under our former TRICARE contracts with a fixed price, we bore the cost of changes in the underlying pattern of health care for which the government was at risk until subsequently reimbursed in a later period through a bid price adjustment, or BPA process. The fixed price and BPA process added variability to our revenues, related receivables and operating cash flows because the timing of the settlement was uncertain. Under the new TRICARE South region contract, the fixed price and BPA process was eliminated and replaced with a new reimbursement model. We are reimbursed by the federal government generally within 15 calendar days of when we pay the claim under the new reimbursement model.

The delivery of health care services under the TRICARE South region contract results in (1) a lag between the time the service is provided and when the claim is paid by us, generally three months, and (2) a lag between the time the claim is paid by us and ultimately reimbursed by the federal government, generally 15 calendar days. Thus, the claims reimbursement component of TRICARE base receivables is generally collected over a three to four month period. The transition to the South region contract had the effect of increasing the TRICARE base receivable and, by a like amount, increasing TRICARE claims payable.

In addition to the effect of transitioning to the new South region contract reimbursement model, TRICARE base receivables (and related claims payable) increased in 2005 from higher claims inventories at our third party claims processing vendor. The $26.3 million increase in TRICARE change order receivables resulted from negotiating an equitable adjustment to the contract price in late 2005 for services not originally specified in the contract. We expect to collect the majority of these receivables during the first half of 2006.

The $63.7 million increase in Medicare Advantage receivables as of December 31, 2005 as compared to December 31, 2004 primarily resulted from recording revenues associated with CMS’s risk adjustment model. CMS has implemented a risk adjustment model which apportions premiums paid to all health plans, including Humana, according to health severity. This model pays more for enrollees with predictably higher costs. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We collect, capture and submit the necessary diagnosis data to CMS weekly. We estimate risk adjustment revenues based upon the diagnosis data we submitted to CMS. This also resulted in a corresponding increase in the capitation payable to physicians under risk sharing arrangements discussed below.

The detail of medical and other expenses payable was as follows at December 31, 2005, 2004 and 2003:

				Change
	2005	2004	2003	2005	2004
	(in thousands)
IBNR(1)	$1,483,902	$1,164,518	$1,043,360	$319,384	$121,158
Reported claims in process(2)	83,635	97,801	74,262	(14,166)	23,539
Other medical expenses payable(3)	342,145	159,691	154,534	182,454	5,157

Total medical and other expenses payable	$1,909,682	$1,422,010	$1,272,156	487,672	149,854

Reconciliation to cash flow statement:
Medical and other expenses payable from acquisition				(37,375)	(71,063)

Change in medical and other expenses payable in cash flow statement				$450,297	$78,791

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(3)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during 2005 due to (1) growth in Medicare membership, (2) medical claims inflation, (3) the transition to the new South region contract, (4) an increase in the TRICARE payable resulting from an increase in claims inventory at our third party claims processing vendor as discussed under the total net receivables table on the previous page, and (5) an increase in the capitation payable to physicians under risk sharing arrangements.

Medical and other expenses payable increased during 2004 due primarily to medical claims inflation.

Cash Flow from Investing Activities

During 2005, we paid $352.8 million to acquire CarePlus, net of $92.1 million of cash acquired, and we paid $50.0 million to acquire Corphealth, net of $4.0 million of cash acquired. During 2004, we paid $141.8 million to acquire Ochsner, net of $15.3 million of cash acquired.

We reinvested a portion of our operating cash flows over the last several years in investment securities, primarily short-duration fixed income securities, totaling $233.3 million in 2005, $407.3 million in 2004, and $283.1 million in 2003. Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $165.8 million in 2005, $114.1 million in 2004, and $101.3 million in 2003. The increased spending in 2005 primarily resulted from our Medicare expansion initiatives. Excluding acquisitions, we expect our total capital expenditures in 2006 to range between $125 million and $135 million.

During 2004 and 2003, proceeds from the sale of property and equipment relate primarily to consolidating our service centers in Jacksonville and San Antonio, including the sale of the Jacksonville office tower in 2004 for $14.8 million and a San Antonio office building for $5.9 million in 2003.

Cash Flow from Financing Activities

During 2005, we borrowed $494 million under our credit agreement. This amount included $294 million which we borrowed temporarily to finance the CarePlus acquisition. Additional borrowings related primarily to the anticipation of funding additional capital into certain subsidiaries during 2006 in conjunction with anticipated growth in revenues.

During 2003, we issued $300 million in 6.3% senior notes due August 1, 2018 in order to repay our short-term debt and take advantage of historically low interest rates. In addition, during 2003 we received proceeds of $31.6 million in exchange for new swap agreements. See Note 9 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for more detailed information regarding our borrowings and swap agreements.

The remainder of the cash provided by financing activities in 2005, 2004 and 2003 resulted primarily from the change in the book overdraft, proceeds from stock option exercises, and the change in the securities lending payable. During 2005, we acquired approximately 68,300 of our common shares in connection with employee stock plans at an aggregate cost of $2.4 million, or an average of $34.62 per share. In 2004, we repurchased 3.6 million common shares in open market transactions and 0.2 million common shares in connection with employee stock plans for $67.0 million at an average price of $17.83 per share. In 2003, we repurchased 2.3 million common shares in open market transactions and 1.4 million common shares in connection with employee stock plans for $44.1 million at an average price of $12.03 per share. The Board of Directors’ authorization for open market transactions expired in January 2005.

Senior Notes

We issued in the public debt capital markets, $300 million aggregate principal amount of 7.25% senior unsecured notes that mature on August 1, 2006 and $300 million aggregate principal amount of 6.30% senior unsecured notes that mature on August 1, 2018. We have entered into interest rate swap agreements to exchange the fixed interest rate under these senior notes for a variable interest rate based on LIBOR, as more fully discussed in Note 9 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Credit Agreement

Our 5-year $600 million unsecured revolving credit agreement expires in September 2009. Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At December 31, 2005, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. At this time, we do not believe the material adverse effect clause poses a material funding risk to us. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

At December 31, 2005, we had $200 million of borrowings under the credit agreement outstanding at an interest rate of 5.04%. In addition, we have outstanding letters of credit of $35.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of December 31, 2005, we had $364.9 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally may not exceed $600 million.

At December 31, 2005 and 2004, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $3.6 million at December 31, 2005 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

Shelf Registration

Our universal shelf registration with the Securities and Exchange Commission allows us to register the sale of debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. We have up to $300 million remaining from a total of $600 million under the universal shelf registration. The net proceeds from any future sales of our debt securities under the universal shelf registration may be used for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities. Given revised rules relating to universal shelf registration statements, we are exploring our options to file a new shelf registration statement.

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, access to debt and equity markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2005 was Baa3 according to Moody’s Investors Services, Inc., or Moody’s, and BBB, according to Standard & Poor’s Ratings Services, or S&P. A downgrade to Ba2 or lower by Moody’s and BB or lower by S&P would give the counterparties of three of our interest rate swap agreements with a $300 million notional amount, the right, but not the obligation, to cancel the interest rate swap agreement. If cancelled, we would pay or receive an amount based on the fair market value of the swap agreement. Assuming these swap agreements had been cancelled on December 31, 2005, we would have received $5.8 million, net, and future net interest payments would increase assuming LIBOR does not change. Other than the swap agreements, adverse changes in our credit ratings may not create, increase, or accelerate any liabilities.

In addition, we operate as a holding company in a highly regulated industry. Our parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company decreased $19.7 million to $419.6 million at December 31, 2005 compared to $439.3 million at December 31, 2004 reflecting the use of parent company cash for acquisition activity during 2005. See Schedule I to this Form 10-K beginning on page 107 for our parent company only financial information.

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2005, we maintained aggregate statutory capital and surplus of $1,203.2 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $722.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated premium growth in 2006 resulting from the expansion of our Medicare products, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $450 million to $650 million in 2006.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states and Puerto Rico at December 31, 2005, we would be required to fund $14.7 million in one of our Puerto Rico subsidiaries to meet all requirements. After this funding, we would have $378.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2005 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt	$803,640	$300,574	$1,080	$201,080	$300,906
Interest(1)	285,720	50,333	66,900	45,396	123,091
Operating leases(2)	297,113	84,993	121,622	62,325	28,173
Purchase and other obligations(3)	46,433	24,044	18,346	4,043	—

Total	$1,432,906	$459,944	$207,948	$312,844	$452,170

(1)	Interest includes the estimated contractual interest payments under our debt agreements net of the effect of the associated swap agreements assuming no change in the LIBOR rate as of December 31, 2005.
(2)	We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2023. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease, accounted for under the provisions of SFAS No. 13, Accounting for Leases, is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 14 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

(3)	Purchase and other obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any SPE transactions.

Guarantees and Indemnifications

Our operating lease of an airplane, which expires January 1, 2010, provides for a residual value payment of no more than $4.8 million at the end of the lease term. At the end of the term, we have the right to exercise a purchase option for $8.9 million or the airplane can be sold to a third party. If we decide not to exercise our purchase option, we must pay the lessor a maximum amount of $4.8 million. This amount will be reduced by the net sales proceeds in excess of $4.2 million from the sale of the airplane to a third party.

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

Related Parties

No related party transactions had a material effect on our financial position, results of operations, or cash flows. Certain related party transactions not having a material effect are discussed in our Proxy Statement for the meeting to be held April 27, 2006 – see “Certain Transactions with Management and Others.”

Government Contracts

Our Medicare business, which accounted for approximately 32% of our total premiums and ASO fees for the year ended December 31, 2005, primarily consisted of HMO, PPO and PFFS products covered under the Medicare Advantage contracts with the federal government. The contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year.

Our TRICARE business, which accounted for approximately 17% of our total premiums and ASO fees for the year ended December 31, 2005, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals at the Government’s option and expires March 31, 2009. This contract contains provisions to negotiate a target health care cost amount annually with the federal government. Any variance from the target health care cost is shared with the federal government. As such, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military presence around the world. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 4% of our total premiums and ASO fees for the year ended December 31, 2005, consisted of contracts in Puerto Rico, Florida and Illinois. Our 3-year contracts with the Puerto Rico Health Insurance Administration, which accounted for approximately 3% of our total premium and ASO fees for the year ended December 31, 2005, were extended a fourth year and these contracts expire on June 30, 2006. We are preparing to bid on the new contracts that will be effective July 2006 although a request for such proposal has not yet been issued by the Puerto Rico Health Insurance Administration. At this time we are unable to predict the ultimate impact that any government policy decisions might have on our Medicaid contracts in Puerto Rico.

Our other current Medicaid contract, which is in Florida, is scheduled to expire on June 30, 2006. Due to Medicaid reform in Florida, we are currently negotiating the terms and rates for the renewal contract. We expect the current contract to be extended until August 31, 2006, and the subsequent renewal contract to be effective for a two-year term beginning September 1, 2006. Due to continual decreases in the reimbursement from the state of Illinois, we exited the Illinois Medicaid market effective July 31, 2005. The Illinois and Florida Medicaid contracts accounted for approximately 1% of our total premiums and ASO fees for the year ended December 31, 2005.

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

Medical Expense Recognition

Medical expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our medical and other expenses payable as follows:

	December 31, 2005	Percentage of Total	December 31, 2004	Percentage of Total
	(dollars in thousands)
IBNR	$1,483,902	77.7%	$1,164,518	81.9%
Reported claims in process	83,635	4.4%	97,801	6.9%
Other medical expenses payable	342,145	17.9%	159,691	11.2%

Total medical and other expenses payable	$1,909,682	100.0%	$1,422,010	100.0%

Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents a critical accounting estimate. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position. For example, a 100 basis point, or 1 percent, change in the estimate of our medical and other expenses payable at December 31, 2005, which represents approximately 43% of total liabilities, would require an adjustment of approximately $19 million in a future period in which a revision in the estimate became known.

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2005 data:

Completion Factor(a):		Claims Trend Factor(b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical and Other Expenses Payable	(Decrease) Increase in Factor	(Decrease) Increase in Medical and Other Expenses Payable
(dollars in thousands)
(3%)	$183,000	(3%)	$(68,000)
(2%)	$117,000	(2%)	$(44,000)
(1%)	$56,000	(1%)	$(21,000)
1%	$(53,000)	1%	$26,000
2%	$(102,000)	2%	$49,000
3%	$(150,000)	3%	$73,000

(a)	Reflects estimated potential changes in medical and other expenses payable caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in medical and other expenses payable caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

Most medical claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”, which causes less than 2% of our medical and other expenses payable as of the end of any given period to be outstanding for more than 12 months. As such, we expect that substantially all of the December 31, 2005 estimate of medical and other expenses payable will be known and paid during 2006.

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

IBNR established in connection with our TRICARE contracts is typically more difficult to estimate than for our other operations, because there are more variables that impact the estimate. These additional variables include continual changes in the number of eligible beneficiaries, changes in the utilization of military treatment facilities and changes in levels of benefits versus the original contract provisions. Many of these variables are impacted by an increase or decrease in military activity involving the United States armed forces. We have considered all of these factors in establishing our IBNR estimate. Each of these factors requires significant judgment by management.

As more fully described on page 55, our TRICARE contract contains risk-sharing provisions with the Department of Defense and with subcontractors, which effectively limit profits and losses when actual claim experience varies from the targeted medical claim amount negotiated in our annual bid. As a result of these contract provisions, the impact of changes in estimates for prior year TRICARE medical claims payable on our results of operations is reduced substantially, whether positive or negative.

As more fully described on pages 11 and 12, we have a significant percentage of our Medicare and Medicaid membership under risk-sharing arrangements with providers. Accordingly, the impact of changes in estimates for prior year medical claims payable on our results from operations that are attributable to our Medicare and Medicaid lines of business may also be significantly reduced, whether positive or negative.

The following table provides a reconciliation of changes in medical and other expenses payable for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Balances at January 1	$1,422,010	$1,272,156	$1,142,131

Acquisitions	37,375	71,063	—
Incurred related to:
Current year	11,765,662	10,763,105	9,955,491
Prior years	(114,192)	(93,458)	(76,070)

Total incurred	11,651,470	10,669,647	9,879,421

Paid related to:
Current year	(9,979,449)	(9,504,331)	(8,710,393)
Prior years	(1,221,724)	(1,086,525)	(1,039,003)

Total paid	(11,201,173)	(10,590,856)	(9,749,396)

Balances at December 31	$1,909,682	$1,422,010	$1,272,156

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

As summarized in the previous table, claim reserve balances at December 31, 2004 ultimately settled during 2005 for $114.2 million less than the amounts originally estimated, representing 1.1% of medical claim expenses recorded in 2004. During 2004, claim reserve balances at December 31, 2003 ultimately settled for $93.5 million less than the amounts originally estimated, representing 0.9% of medical claim expenses recorded in 2003. This $20.7 million change in the amounts incurred related to prior years for 2005 as compared to 2004 resulted primarily from favorable development in our TRICARE line of business as a result of less than expected utilization in the latter half of 2004.

During 2003, claim reserve balances at December 31, 2002 ultimately settled during 2003 for $76.1 million less than the amounts originally estimated, representing 0.8% of medical claim expenses recorded in 2002. The $17.4 million change in the amounts incurred related to prior years for 2004 as compared to 2003 resulted primarily from favorable development in our Medicare line of business as a result of less than expected utilization in the latter half of 2003.

Revenue Recognition

We generally establish one-year contracts with commercial employer groups, subject to cancellation by the employer group on 30-day written notice. Our commercial contracts establish rates on a per member basis for each month of coverage.

Our contracts with federal or state governments are generally multi-year contracts subject to annual renewal provisions with the exception of our Medicare Advantage and PDP contracts with the federal government which renew annually. Except for TRICARE contracts discussed in the following section, our government contracts also establish monthly rates per member but may have additional amounts due to us based on items such as age, working status, or specific health issues of the member. For example, CMS has implemented a risk adjustment model which apportions premiums paid to all health plans according to health severity.

The CMS risk adjustment model pays more for members with predictably higher costs, as more fully described on page 5. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We collect, capture, and submit the necessary diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS.

CMS is transitioning to the risk adjustment model while the old demographic model is phased out. The demographic model based the monthly premiums paid to health plans on factors such as age, sex and disability status. The monthly premium amount for each member is separately determined under both the risk adjustment and demographic model. These separate payment amounts are then blended according to the transition schedule. CMS is transitioning to the risk adjustment model for Medicare Advantage plans as follows: 50% in 2005, 75% in 2006 and 100% in 2007. The PDP payment methodology is based 100% on the risk adjustment model beginning in 2006. As a result of this process and the phasing in of the risk adjustment model, as well as budget neutrality as described on page 5, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

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

TRICARE Contract

In 2005, TRICARE revenues represented 17% of total premiums and administrative services fees. The single TRICARE contract for the South Region includes multiple revenue generating activities and as such was evaluated under Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. We allocate the consideration to the various components based on the relative fair values of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative service fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health care services are provided. Administrative service fees are recognized as revenue in the period services are performed.

The TRICARE contract contains provisions whereby the federal government bears a substantial portion of the risk associated with financing the cost of health benefits. Annually, we negotiate a target health care cost amount, or target cost, with the federal government and determine an underwriting fee. Any variance from the target cost is shared. We earn more revenue or incur additional costs based on the variance in actual health care costs versus the negotiated target cost. We receive 20% for any cost underrun, subject to a ceiling that limits the underwriting profit to 10% of the target cost. We pay 20% for any cost overrun, subject to a floor that limits the underwriting loss to negative 4% of the target cost. A final settlement occurs 12 to 18 months after the end of each contract year to which it applies. We defer the recognition of any revenues for favorable contingent underwriting fee adjustments related to cost underruns until the amount is determinable and the collectibility is reasonably assured. We estimate and recognize unfavorable contingent underwriting fee adjustments related to cost overruns currently in operations as an increase in medical expenses. We continually review these medical expense estimates of future payments to the government for cost overruns and make necessary adjustments to our reserves.

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

Our former TRICARE contracts for Regions 3 and 4 and Regions 2 and 5, which expired during 2004, contained provisions not only for change orders but for bid price adjustments, or BPAs, as well. There are no provisions for BPAs in our current TRICARE contract. BPAs were utilized to retroactively adjust revenues for the impact of the items for which the federal government retains risk, including the risks associated with changes in usage levels at military treatment facilities, or MTFs, change in the number of persons eligible for TRICARE benefits, and medical unit cost inflation. We worked closely with the federal government to obtain and review eligibility and MTF workload data, and to quantify and negotiate amounts recoverable or payable under our contractual BPA requirements. Final settlement of BPAs occurred only at specified intervals, typically in excess of 6 months after the end of a contract year. We recorded revenues applicable to BPAs when these amounts were determinable and collectibility was reasonably assured.

Investment Securities

Investment securities totaled $2,745.9 million, or 40% of total assets at December 31, 2005. Debt securities totaled $2,720.8 million, or 99% of this investment portfolio. More than 97% of our debt securities were of investment-grade quality, with an average credit rating of AA+ by S&P at December 31, 2005. Most of the debt securities that are below investment grade are rated at the higher end (BB or better) of the non-investment grade spectrum. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Duration is indicative of the relationship between changes in market value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our debt securities to changes in interest rates. However, actual market values may differ significantly from estimates based on duration. The average duration of our debt securities was approximately 3.4 years at December 31, 2005. Based on this duration, a 1% increase in interest rates would generally decrease the fair value of our debt securities by approximately $90 million.

Our investment securities are categorized as available for sale and, as a result, are stated at fair value. Fair value of publicly traded debt and equity securities are based on quoted market prices. Non-traded debt securities are priced independently by a third party vendor. Fair value of venture capital debt securities that are privately held are estimated using a variety of valuation methodologies where an observable quoted market price does not exist. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or impairment.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005, included the following:

	Less than 12 months		12 months or more		Total
2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$611,683	$(3,790)	$272,176	$(8,481)	$883,859	$(12,271)
Tax exempt municipal securities	470,477	(4,846)	258,825	(7,914)	729,302	(12,760)
Corporate and other securities	248,016	(4,932)	131,166	(4,867)	379,182	(9,799)
Mortgage-backed securities	51,921	(742)	36,987	(2,225)	88,908	(2,967)
Redeemable preferred stocks	—	—	6,862	(338)	6,862	(338)

Debt securities	1,382,097	(14,310)	706,016	(23,825)	2,088,113	(38,135)
Non-redeemable preferred stocks	4,409	(37)	5,477	(206)	9,886	(243)

Total investment securities	$1,386,506	$(14,347)	$711,493	$(24,031)	$2,097,999	$(38,378)

We regularly evaluate our investment securities for impairment. We consider factors affecting the issuer, factors affecting the industry the issuer operates within, and general debt and equity market trends. We consider the length of time an investment’s fair value has been below carrying value, the severity of the decline, the near term prospects for recovery to carrying value and our intent and ability to hold the investment until maturity or market recovery is realized. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value through a charge to earnings. The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our expectations; facts and circumstances factored into our assessment may change with the passage of time; or we may decide to subsequently sell the investment. The determination of whether a decline in the value of an investment is other than temporary requires us to exercise significant diligence and judgment. The discovery of new information and the passage of time can significantly change these judgments. The status of the general economic environment and significant changes in the national securities markets influence the determination of fair value and the assessment of investment impairment.

Unrealized losses at December 31, 2005 resulted from 447 positions out of a total of 731 positions held. Approximately 26% of the carrying value of our consolidated investment securities have been in an unrealized loss position greater than one year. The unrealized losses at December 31, 2005 primarily were caused by increases in interest rates. All issuers of securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

There were no impairment losses recorded in 2005 or 2004. We recorded $3.2 million in 2003 after an evaluation indicated that a decline in fair value below the cost basis was other than temporary.

Goodwill and Long-lived Assets

At December 31, 2005, goodwill and other long-lived assets represented 27% of total assets and 75% of total stockholders’ equity.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that we not amortize goodwill to earnings, but instead that we test goodwill at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of fully and self-insured medical and specialty. The Government segment’s three reporting units consist of Medicare Advantage, TRICARE and Medicaid. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are based primarily on an evaluation of future discounted cash flows under several scenarios. We used a range of discount rates that correspond to our weighted-average cost of capital. Key assumptions including changes in membership, premium yields, medical cost trends and certain government contract extensions are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss.

Long-lived assets consist of property and equipment and other finite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation for these assets. There were no impairment losses in 2005. We recognized losses due to impairment and accelerated depreciation from changes in estimated useful life of $9.3 million in 2004 and $30.8 million in 2003. See Note 5 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The level of our pretax earnings is subject to market risk due to changes in investment income from our fixed income portfolio which is partially offset by both our debt position and the short-term duration of the fixed income investment portfolio.

We evaluated the impact on our investment income and debt expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our fixed income portfolio and our debt position as of December 31, 2005 and 2004. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including, among others, unexpected changes of cash flow into and out of the portfolio, shifts in the asset mix between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points twice, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points once and have changed by less than 100 basis points seven times. LIBOR was 4.54% at December 31, 2005.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
As of December 31, 2005
Fixed income portfolio	$(54,167)	$(35,833)	$(17,331)	$17,375	$34,661	$52,924
Debt	33,842	22,561	11,281	(11,281)	(22,561)	(33,842)

Total	$(20,325)	$(13,272)	$(6,050)	$6,094	$12,100	$19,082

As of December 31, 2004
Fixed income portfolio	$(20,530)	$(18,258)	$(8,974)	$9,212	$18,439	$27,299
Debt	14,200	14,200	7,100	(7,100)	(14,200)	(21,300)

Total	$(6,330)	$(4,058)	$(1,874)	$2,112	$4,239	$5,999

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$732,016	$580,079
Investment securities	2,354,904	2,145,645
Receivables, less allowance for doubtful accounts of $32,557 in 2005 and $34,506 in 2004:
Premiums	723,190	554,661
Administrative services fees	15,462	24,954
Securities lending collateral	47,610	77,840
Other	333,004	212,958

Total current assets	4,206,186	3,596,137

Property and equipment, net	484,412	399,506
Other assets:
Long-term investment securities	391,035	348,465
Goodwill	1,264,575	885,572
Other	523,406	427,937

Total other assets	2,179,016	1,661,974

Total assets	$6,869,614	$5,657,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Medical and other expenses payable	$1,909,682	$1,422,010
Trade accounts payable and accrued expenses	560,550	488,332
Book overdraft	280,005	192,060
Securities lending payable	47,610	77,840
Unearned revenues	120,489	146,326
Current portion of long-term debt	301,254	—

Total current liabilities	3,219,590	2,326,568
Long-term debt	513,790	636,696
Other long-term liabilities	662,129	604,229

Total liabilities	4,395,509	3,567,493

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 179,062,807 shares issued in 2005 and 176,044,649 shares issued in 2004	29,843	29,340
Capital in excess of par value	1,098,117	1,017,156
Retained earnings	1,538,306	1,229,823
Accumulated other comprehensive income	24,832	16,526
Unearned stock compensation	(13,629)	(1,721)
Treasury stock, at cost, 15,846,384 shares in 2005 and 15,778,088 shares in 2004	(203,364)	(201,000)

Total stockholders’ equity	2,474,105	2,090,124

Total liabilities and stockholders’ equity	$6,869,614	$5,657,617

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2005	2004	2003
	(in thousands, except per share results)
Revenues:
Premiums	$14,001,591	$12,689,432	$11,825,283
Administrative services fees	259,437	272,796	271,676
Investment and other income	157,099	142,097	129,352

Total revenues	14,418,127	13,104,325	12,226,311

Operating expenses:
Medical	11,651,470	10,669,647	9,879,421
Selling, general and administrative	2,176,770	1,877,864	1,858,028
Depreciation and amortization	128,858	117,792	126,779

Total operating expenses	13,957,098	12,665,303	11,864,228

Income from operations	461,029	439,022	362,083
Interest expense	39,315	23,172	17,367

Income before income taxes	421,714	415,850	344,716
Provision for income taxes	113,231	135,838	115,782

Net income	$308,483	$280,012	$228,934

Basic earnings per common share	$1.91	$1.75	$1.44

Diluted earnings per common share	$1.87	$1.72	$1.41

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(in thousands)
Balances, January 1, 2003	171,335	$28,556	$931,089	$720,877	$22,455	$(6,516)	$(89,987)	$1,606,474
Comprehensive income:
Net income	—	—	—	228,934	—	—	—	228,934
Other comprehensive loss:
Net unrealized investment losses, net of $(3,531) tax	—	—	—	—	(5,546)	—	—	(5,546)

Comprehensive income								223,388
Common stock repurchases	—	—	—	—	—	—	(44,147)	(44,147)
Restricted stock forfeitures	(72)	(13)	(527)	—	—	540	—	—
Restricted stock amortization	—	—	—	—	—	5,808	—	5,808
Stock option exercises	2,646	441	27,598	—	—	—	—	28,039
Stock option and restricted stock tax benefit	—	—	15,858	—	—	—	—	15,858
Other stock compensation	—	—	957	—	—	(586)	158	529

Balances, December 31, 2003	173,909	28,984	974,975	949,811	16,909	(754)	(133,976)	1,835,949
Comprehensive income:
Net income	—	—	—	280,012	—	—	—	280,012
Other comprehensive loss:
Net unrealized investment losses, net of $(243) tax	—	—	—	—	(383)	—	—	(383)

Comprehensive income								279,629
Common stock repurchases	—	—	—	—	—	—	(67,024)	(67,024)
Restricted stock grants	10	2	295	—	—	(295)	—	2
Restricted stock amortization	—	—	—	—	—	173	—	173
Stock option exercises	2,099	350	29,613	—	—	—	—	29,963
Stock option and restricted stock tax benefit	—	—	7,585	—	—	—	—	7,585
Other stock compensation	27	4	4,688	—	—	(845)	—	3,847

Balances, December 31, 2004	176,045	29,340	1,017,156	1,229,823	16,526	(1,721)	(201,000)	2,090,124
Comprehensive income:
Net income	—	—	—	308,483	—	—	—	308,483
Other comprehensive income:
Net unrealized investment gains, net of $4,441 tax	—	—	—	—	8,306	—	—	8,306

Comprehensive income								316,789
Common stock repurchases	—	—	—	—	—	—	(2,364)	(2,364)
Restricted stock grants	495	83	16,318	—	—	(16,396)	—	5
Restricted stock forfeitures	(16)	(3)	(504)	—	—	507	—	—
Restricted stock amortization	—	—	—	—	—	4,454	—	4,454
Stock option exercises	2,509	418	35,959	—	—	—	—	36,377
Stock option and restricted stock tax benefit	—	—	21,855	—	—	—	—	21,855
Other stock compensation	30	5	7,333	—	—	(473)	—	6,865

Balances, December 31, 2005	179,063	$29,843	$1,098,117	$1,538,306	$24,832	$(13,629)	$(203,364)	$2,474,105

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities
Net income	$308,483	$280,012	$228,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,858	117,792	126,779
Restricted stock and other stock compensation	11,319	4,020	6,337
Loss (gain) on sale of property and equipment, net	152	(935)	298
Gain on sale of investment securities, net	(18,323)	(28,206)	(36,651)
(Benefit) provision for deferred income taxes	(38,362)	53,608	32,251
Provision for doubtful accounts	4,566	6,433	7,416
Writedown of property and equipment	—	—	17,233
Changes in operating assets and liabilities excluding the effects of acquisitions:
Receivables	(161,314)	(51,058)	(22,636)
Other assets	(63,962)	3,991	25,110
Medical and other expenses payable	450,297	78,791	130,025
Other liabilities	47,598	65,732	(107,432)
Unearned revenues	(45,610)	(190,759)	(2,686)
Other	1,925	8,388	8,162

Net cash provided by operating activities	625,627	347,809	413,140

Cash flows from investing activities
Acquisitions, net of cash acquired	(402,844)	(141,810)	—
Purchases of property and equipment	(165,846)	(114,096)	(101,268)
Proceeds from sales of property and equipment	4,497	30,491	11,182
Purchases of investment securities	(3,717,916)	(4,106,210)	(4,572,577)
Maturities of investment securities	1,761,588	1,015,144	769,436
Proceeds from sales of investment securities	1,723,015	2,683,749	3,520,064
Change in securities lending collateral	30,230	8,651	(9,674)

Net cash used in investing activities	(767,276)	(624,081)	(382,837)

Cash flows from financing activities
Borrowings under credit agreement	494,000	—	—
Repayments under credit agreement	(294,000)	—	—
Net conduit commercial paper (repayments) borrowings	—	—	(265,000)
Proceeds from issuance of senior notes	—	—	299,139
Proceeds from swap exchange	—	—	31,556
Debt issue costs	—	(1,954)	(3,331)
Change in book overdraft	87,945	(26,994)	124,172
Change in securities lending payable	(30,230)	(8,651)	9,674
Common stock repurchases	(2,364)	(67,024)	(44,147)
Proceeds from stock option exercises and other	38,235	29,570	27,681

Net cash provided by (used in) financing activities	293,586	(75,053)	179,744

Increase (decrease) in cash and cash equivalents	151,937	(351,325)	210,047
Cash and cash equivalents at beginning of year	580,079	931,404	721,357

Cash and cash equivalents at end of year	$732,016	$580,079	$931,404

Supplemental cash flow disclosures:
Interest payments	$45,258	$30,779	$18,096
Income tax payments, net	$179,300	$51,086	$59,622
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$508,443	$243,422
Less: Fair value of liabilities assumed	(105,599)	(101,612)

Cash paid for acquired businesses, net of cash acquired	$402,844	$141,810

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2005 revenues of $14.4 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. We derived approximately 51% of our premiums and administrative services fees from contracts with the federal government in 2005. Under a federal government contract with the Department of Defense, we provide health insurance coverage to TRICARE members, accounting for approximately 17% of our total premiums and administrative services fees in 2005. Under our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare Advantage members in Florida, accounting for approximately 20% of our total premiums and administrative services fees in 2005.

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, administrative services only, or ASO, and specialty. We identified our segments in accordance with the aggregation provisions of SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc., and subsidiaries that the Company controls. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the impact of risk sharing provisions related to our TRICARE and Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

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

Investment Securities

Investment securities, which consist primarily of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Fair value of publicly traded debt and equity securities are based on quoted market prices. Non-traded debt securities are priced independently by a third party. Fair value of venture capital debt securities that are privately held are estimated using a variety of valuation methodologies where an observable quoted market price does not exist. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Investment securities available for current operations are classified as current assets. Investment securities available for our professional liability and long-term insurance product funding requirements, as well as restricted statutory deposits and venture capital investments, are classified as long-term assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or impairment.

For the purpose of determining gross realized gains and losses, which are included as a component of investment and other income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. We regularly evaluate our investment securities for impairment. We consider factors affecting the issuer, factors affecting the industry the issuer operates within, and general debt and equity market trends. We consider the length of time an investment’s fair value has been below carrying value, the severity of the decline, the near term prospects for recovery to carrying value, and our intent and ability to hold the investment until maturity or market recovery is realized. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value through a charge to earnings.

We participate in a securities lending program to maximize investment income. We loan certain investment securities for short periods of time in exchange for collateral initially equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuates. The collateral, which may be in the form of cash or U.S. Government securities, is deposited by the borrower with an independent lending agent. Any cash collateral is invested by the lending agent according to our investment guidelines, primarily in cash equivalents or other liquid investments. Cash collateral is recorded on our consolidated balance sheet, along with a liability to reflect our obligation to return the collateral. Collateral received in the form of securities is not recorded in our consolidated balance sheet because we do not have the right to sell, pledge or otherwise reinvest securities collateral. Loaned securities continue to be carried as investment securities on the consolidated balance sheets. Revenue, net of related expense, is recorded as investment income.

Receivables and Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our TRICARE contract with the federal government and our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions. Our Medicare Advantage contracts with the federal government renew annually.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We bill and collect premium and administrative fee remittances from employer groups and some individual Medicare Advantage members monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified reimbursement rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

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

We account for the TRICARE South Region contract under EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and as such allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative service fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed. Our TRICARE South contract contains provisions to share the risk associated with financing the cost of health benefits with the federal government. We earn more revenue or incur additional costs based on the variance of actual health care costs versus a negotiated target cost. We defer the recognition of any contingent revenues for favorable variances until the amount is determinable and the collectibility is reasonably assured. We estimate and recognize contingent medical expense for unfavorable variances currently in our results of operations. We continually review the contingent medical expense estimates of future payments to the government for cost overruns and make necessary adjustments to our reserves.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Policy Acquisition Costs

Policy acquisition costs are those costs that vary with and primarily are related to the acquisition of new and renewal business. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred in accordance with the Health Care Organization Audit and Accounting Guide. These short-duration employer-group prepaid health services policies typically have a one-year term and may be cancelled upon 30 days notice by the employer group.

Our health and life policies sold to individuals, when aggregated as a block of policies, are expected to remain in force for an extended period beyond one year because, by law, these contracts are guaranteed renewable. Accordingly, we account for these policies as long-duration insurance products under the provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, or SFAS 60. As a result, we defer policy acquisition costs and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future income.

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

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, requires that we not amortize goodwill to earnings, but instead requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of health insurance (fully insured and ASO) and specialty products. The Government segment’s three reporting units consist of Medicare Advantage, TRICARE and Medicaid. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

SFAS 142 requires a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2005, 2004 and 2003 did not result in an impairment loss.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets primarily relate to acquired subscriber and provider contracts and are included with other long-term assets in the consolidated balance sheets. Other intangible assets are amortized over the useful life, based upon the pattern of future cash flows attributable to the asset. This sometimes results in an accelerated method of amortization for subscriber contracts because the asset tends to dissipate at a more rapid rate in earlier periods. Other than subscriber contracts, other intangible assets generally are amortized using the straight-line method. We review other finite-lived intangible assets for impairment under our long-lived asset policy.

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

We estimate the costs of our medical claims and other medical expense payments using actuarial methods and assumptions based upon claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors, and record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves.

We reassess the profitability of our contracts for providing health insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of expected future medical costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract without consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. There were no premium deficiency liabilities recorded at December 31, 2005 and 2004. Because the majority of our member contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

For our health and life policies sold to individuals and accounted for as long-duration insurance products under the provisions of SFAS 60, medical and other expenses payable include liabilities for future policy benefits for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. We also recognize the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years’ tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes.

We record reserves for contingent tax benefits when it is not probable that the tax return position taken with respect to a particular transaction will be sustained. The contingency is not considered resolved until (1) the tax audit statute of limitations has expired, (2) a settlement is reached with the appropriate level of taxing authorities, or (3) the law changes such that there is objective evidence that it is probable that the uncertain tax position will be sustained.

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

We accrue for professional liability claims reported and outstanding and an estimate of claims incurred but not reported (based on actuarial determinations using past experience, modified for current trends) and corresponding loss adjustment expenses incurred to adjudicate such claims. We continually review these estimated liabilities, and make necessary adjustments. We believe our professional liabilities are adequate to cover future payments required. However, given the nature and degree of uncertainty involved in projecting professional liability losses and the potential size of a claim, the actual liability could differ significantly from the amounts provided. We record the provision for professional liability losses, including any necessary adjustments to the estimated liability as well as the cost of third party insurance coverage and related legal expenses, as an administrative expense. We record estimated recoveries from third party insurers as a reduction of administrative expense. The recoverable from third party insurers is included as an asset in the accompanying consolidated balance sheet, as discussed in Note 10.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 11. We account for stock options granted to our employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, or APB No. 25. No employee compensation cost is reflected in net income related to fixed-based stock option awards because these options had an exercise price equal to the market value of the underlying common stock on the date of grant. Generally, if a fixed-based stock option award is subsequently modified, compensation expense, if any, is recorded for the amount that the market price of Humana common stock exceeds the option’s exercise price on the date the option is modified. Compensation expense for performance-based stock options is recognized over the performance period which varies based on the market value of the underlying common stock at the end of each period. Compensation expense is recorded for restricted stock grants ratably over their vesting periods, generally three years from the date of grant, based on fair value, which is equal to the market price of Humana common stock on the date of the grant. The effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, to our fixed-based stock option awards using the Black-Scholes pricing model was as follows for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(in thousands, except per share results)
Net income, as reported	$308,483	$280,012	$228,934
Add: Stock-based employee compensation expense included in reported net income, net of related tax	7,063	2,456	3,872
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(18,816)	(12,521)	(9,067)

Adjusted net income	$296,730	$269,947	$223,739

Earnings per common share:
Basic, as reported	$1.91	$1.75	$1.44

Basic, pro forma	$1.83	$1.68	$1.41

Diluted, as reported	$1.87	$1.72	$1.41

Diluted, pro forma	$1.79	$1.66	$1.38

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB No. 25. SFAS 123R requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The grant-date fair value of the award will be estimated using option-pricing models. In addition, certain tax effects of stock option exercises will be reported as a financing activity rather than an operating activity in the statements of cash flows. We adopted SFAS 123R on January 1, 2006 under the retrospective transition method using the Black-Scholes pricing model. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model on diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 is disclosed on page 69. In addition, the classification of cash inflows from any excess tax benefit associated with exercising stock options will change from an operating activity to a financing activity in the consolidated statements of cash flows with no impact on total cash flows. We estimate the impact of this change in classification will decrease operating cash flows (and increase financing cash flows) by approximately $15.5 million in 2005, $3.7 million in 2004, and $15.2 million in 2003. Stock option expense after adopting SFAS 123R is not expected to be materially different than our pro forma disclosure on page 69 and is dependent on levels of stock options granted during 2006.

3. ACQUISITIONS

In January 2006, our Commercial segment reached an agreement to acquire CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $60.0 million plus any excess statutory surplus. This transaction, which is subject to regulatory approval, is expected to close effective in the second quarter of 2006.

On December 20, 2005, our Commercial segment acquired Corphealth, Inc., or Corphealth, a behavioral health care management company, for cash consideration of approximately $54.2 million, including transaction costs. This acquisition allows Humana to integrate coverage of medical and behavior health benefits. Net tangible assets acquired of $6.0 million primarily consisted of cash and cash equivalents. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $48.2 million. We preliminarily allocated this excess purchase price to other intangible assets of $8.6 million and associated deferred tax liabilities of $3.2 million, and non-deductible goodwill of $42.8 million. The other intangible assets, which consist primarily of customer contracts, have a weighted average useful life of 14.7 years. The allocation is subject to change pending completion of the valuation by a third party valuation specialist firm assisting us in evaluating the fair value of the assets acquired.

On February 16, 2005, our Government segment acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company. CarePlus provides Medicare Advantage HMO plans and benefits to Medicare Advantage members in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida. We paid approximately $444.9 million in cash, including transaction costs. We financed the transaction with $294.0 million of borrowings under our credit agreement and $150.9 million of cash on hand. The purchase price is subject to a balance sheet settlement process with a nine month claims run-out period. This settlement, which will be reflected as an adjustment to goodwill, is not expected to be material. The fair value of the acquired tangible assets (assumed liabilities) consisted of the following:

(in thousands)
Cash and cash equivalents	$92,116
Premiums receivable and other current assets	6,510
Property and equipment and other assets	21,315
Medical and other expenses payable	(37,375)
Other current liabilities	(23,359)
Other liabilities	(5,915)

Net tangible assets acquired	$53,292

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $391.6 million. We allocated the excess purchase price over the fair value of the net tangible assets acquired to other intangible assets of $88.9 million and associated deferred tax liabilities of $33.5 million, and goodwill of $336.2 million. The other intangible assets, which consist primarily of subscriber contracts, have a weighted-average useful life of approximately 10 years. Approximately $47.4 million of the acquired goodwill is deductible for income tax purposes. We used an independent third party valuation specialist firm to assist us in evaluating the fair value of assets acquired.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash.

The results of operations and financial condition of Corphealth, CarePlus and Ochsner have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. The pro forma financial information presented below assumes that the acquisitions of Corphealth, CarePlus and Ochsner had occurred as of the beginning of each respective period. The pro forma adjustments include the pro forma effect of amortization of other intangible assets arising from the purchase price allocation and interest expense related to the assumed financing of the cash purchase price and the associated income tax effects of the pro forma adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Corphealth, CarePlus and Ochsner acquisitions been consummated at the beginning of the respective periods.

	For the year ended December 31,
	2005(1)	2004(2)
	(in thousands, except per share results)
Revenues	$14,500,064	$13,786,237
Net income	$312,951	$303,427
Earnings per common share:
Basic	$1.94	$1.89
Diluted	$1.89	$1.87

(1)	This period includes the pro forma impact of Corphealth for approximately 11.5 months and CarePlus for approximately 1.5 months.
(2)	This period includes the pro forma impact of Corphealth and CarePlus for 12 months and Ochsner for 3 months.

4. INVESTMENT SECURITIES

Investment securities classified as current assets were as follows at December 31, 2005 and 2004:

	2005				2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$791,322	$84	$(9,729)	$781,677	$650,200	$3,437	$(2,952)	$650,685
Tax exempt municipal securities	971,330	1,112	(11,637)	960,805	888,592	11,379	(3,722)	896,249
Corporate and other securities	422,127	566	(9,182)	413,511	469,375	8,593	(3,121)	474,847
Mortgage-backed securities	105,859	142	(2,761)	103,240	78,722	839	(1,146)	78,415
Redeemable preferred stocks	19,668	52,285	(289)	71,664	7,310	—	(134)	7,176

Debt securities	2,310,306	54,189	(33,598)	2,330,897	2,094,199	24,248	(11,075)	2,107,372
Non-redeemable preferred stocks	24,237	13	(243)	24,007	38,221	621	(569)	38,273

Investment securities	$2,334,543	$54,202	$(33,841)	$2,354,904	$2,132,420	$24,869	$(11,644)	$2,145,645

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2006, we sold CorSolutions Medical, Inc., a disease management venture capital investment classified as a redeemable preferred stock in the previous table, for cash proceeds of $65.9 million, resulting in a realized gain of $52.3 million ($32.6 million after tax).

Investment securities classified as long-term assets were as follows at December 31, 2005 and 2004:

	2005				2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$174,397	$36	$(2,542)	$171,891	$146,221	$514	$(901)	$145,834
Tax exempt municipal securities	96,875	119	(1,123)	95,871	69,529	686	(271)	69,944
Corporate and other securities	73,562	88	(617)	73,033	69,514	1,077	(143)	70,448
Mortgage-backed securities	11,104	—	(206)	10,898	14,258	143	(37)	14,364
Redeemable preferred stocks	14,552	23,728	(49)	38,231	31,348	12,767	(36)	44,079

Debt securities	370,490	23,971	(4,537)	389,924	330,870	15,187	(1,388)	344,669
Non-redeemable preferred stocks	—	—	—	—	2,491	24	—	2,515
Common stocks	1,111	—	—	1,111	1,281	—	—	1,281

Equity securities	1,111	—	—	1,111	3,772	24	—	3,796

Long-term investment securities	$371,601	$23,971	$(4,537)	$391,035	$334,642	$15,211	$(1,388)	$348,465

Long-term investment securities with a fair value of $93.5 million at December 31, 2005 and $95.4 million at December 31, 2004 were on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulations.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2005 and 2004:

	Less than 12 months		12 months or more		Total
2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$611,683	$(3,790)	$272,176	$(8,481)	$883,859	$(12,271)
Tax exempt municipal securities	470,477	(4,846)	258,825	(7,914)	729,302	(12,760)
Corporate and other securities	248,016	(4,932)	131,166	(4,867)	379,182	(9,799)
Mortgage-backed securities	51,921	(742)	36,987	(2,225)	88,908	(2,967)
Redeemable preferred stocks	—	—	6,862	(338)	6,862	(338)

Debt securities	1,382,097	(14,310)	706,016	(23,825)	2,088,113	(38,135)
Non-redeemable preferred stocks	4,409	(37)	5,477	(206)	9,886	(243)

Total investment securities	$1,386,506	$(14,347)	$711,493	$(24,031)	$2,097,999	$(38,378)

	Less than 12 months		12 months or more		Total
2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$486,209	$(3,717)	$4,351	$(136)	$490,560	$(3,853)
Tax exempt municipal securities	316,913	(3,346)	26,869	(647)	343,782	(3,993)
Corporate and other securities	171,048	(1,846)	32,719	(1,418)	203,767	(3,264)
Mortgage-backed securities	28,865	(430)	16,581	(753)	45,446	(1,183)
Redeemable preferred stocks	6,266	(158)	1,238	(12)	7,504	(170)

Debt securities	1,009,301	(9,497)	81,758	(2,966)	1,091,059	(12,463)
Non-redeemable preferred stocks	8,455	(240)	10,789	(329)	19,244	(569)

Total investment securities	$1,017,756	$(9,737)	$92,547	$(3,295)	$1,110,303	$(13,032)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses at December 31, 2005 resulted from 447 positions out of a total of 731 positions held. Approximately 26% of the carrying value of our consolidated investment securities have been in an unrealized loss position greater than one year. The unrealized losses at December 31, 2005 primarily were caused by increases in interest rates. All issuers of securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

The contractual maturities of debt securities available for sale at December 31, 2005, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$262,934	$313,692
Due after one year through five years	819,201	806,441
Due after five years through ten years	581,570	572,478
Due after ten years	1,017,091	1,028,210

Total debt securities	$2,680,796	$2,720,821

Gross realized investment gains were $21.8 million in 2005, $36.6 million in 2004, and $52.8 million in 2003. Gross realized gains included gains from the sale of venture capital investments of $5.7 million in 2005, $16.0 million in 2004, and $15.2 million in 2003.

Gross realized investment losses were $3.5 million in 2005, $8.4 million in 2004, and $16.2 million in 2003. There were no impairment losses in 2005 or 2004. Gross realized losses included impairment losses of $3.2 million in 2003 after an evaluation indicated that a decline in fair value below the cost basis was other than temporary.

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. As of December 31, 2005, investment securities with a fair value of $134.2 million were on loan. Net investment income earned on securities lending transactions was $0.2 million in 2005, 2004 and 2003.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Land	$16,699	$19,329
Buildings	278,405	256,997
Equipment and computer software	936,463	786,713
Assets held for sale	9,786	6,172

	1,241,353	1,069,211
Accumulated depreciation	(756,941)	(669,705)

Property and equipment, net	$484,412	$399,506

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $105.1 million in 2005, $107.3 million in 2004, and $115.2 million in 2003. Depreciation expense in 2004 and 2003 included the impact of accelerating depreciation related to abandoned software more fully described below.

Accelerated Depreciation in 2004 and 2003

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

2003 Impairment

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the non-cash pretax expenses related to the accelerated depreciation and writedown of certain long-lived assets to our Commercial and Government segments was as follows for the years ended December 31, 2004 and 2003:

	2004
	Commercial	Government	Total
	(in thousands)
Line item affected:
Depreciation and amortization	$9,349	$—	$9,349

Total pretax impact	$9,349	$—	$9,349

	2003
	Commercial	Government	Total
	(in thousands)
Line item affected:
Selling, general and administrative	$4,325	$12,908	$17,233
Depreciation and amortization	13,527	—	13,527

Total pretax impact	$17,852	$12,908	$30,760

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2005 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2004	$698,430	$187,142	$885,572
CarePlus acquisition	—	336,173	336,173
Corphealth acquisition	42,830	—	42,830

Balance at December 31, 2005	$741,260	$523,315	$1,264,575

Other intangible assets primarily relate to acquired subscriber contracts and are included with other long-term assets in the consolidated balance sheets. Amortization expense for other intangible assets was approximately $23.8 million in 2005, $10.5 million in 2004 and $11.6 million in 2003. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2006	$17,782
2007	$14,550
2008	$11,951
2009	$8,126
2010	$7,582

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our other intangible assets included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2005 and 2004:

	Weighted Average Life	2005			2004
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Subscriber contracts	10.5 yrs	$103,251	$18,483	$84,768	$97,256	$82,343	$14,913
Provider contracts	15.0 yrs	10,300	1,202	9,098	22,428	11,022	11,406
Licenses and other	17.8 yrs	12,890	2,741	10,149	5,790	1,787	4,003

Total other intangible assets	11.5 yrs	$126,441	$22,426	$104,015	$125,474	$95,152	$30,322

7. MEDICAL AND OTHER EXPENSES PAYABLE

Activity in medical and other expenses payable was as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Balances at January 1	$1,422,010	$1,272,156	$1,142,131
Acquisitions	37,375	71,063	—
Incurred related to:
Current year	11,765,662	10,763,105	9,955,491
Prior years	(114,192)	(93,458)	(76,070)

Total incurred	11,651,470	10,669,647	9,879,421

Paid related to:
Current year	(9,979,449)	(9,504,331)	(8,710,393)
Prior years	(1,221,724)	(1,086,525)	(1,039,003)

Total paid	(11,201,173)	(10,590,856)	(9,749,396)

Balances at December 31	$1,909,682	$1,422,010	$1,272,156

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

As summarized in the previous table, claim reserve balances at December 31, 2004 ultimately settled during 2005 for $114.2 million less than the amounts originally estimated, representing 1.1% of medical claim expenses recorded in 2004. During 2004, claim reserve balances at December 31, 2003 ultimately settled for $93.5 million less than the amounts originally estimated, representing 0.9% of medical claim expenses recorded in 2003. This $20.7 million change in the amounts incurred related to prior years for 2005 as compared to 2004 resulted primarily from favorable development in our TRICARE line of business as a result of less than expected utilization in the latter half of 2004.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, claim reserve balances at December 31, 2002 ultimately settled during 2003 for $76.1 million less than the amounts originally estimated, representing 0.8% of medical claim expenses recorded in 2002. The $17.4 million change in the amounts incurred related to prior years for 2004 as compared to 2003 resulted primarily from favorable development in our Medicare line of business as a result of less than expected utilization in the latter half of 2003.

Our TRICARE contract contains risk-sharing provisions with the Department of Defense and with subcontractors, which effectively limit profits and losses when actual claim experience varies from the targeted medical claim amount negotiated annually. As a result of these contract provisions, the impact of changes in estimates for prior year TRICARE medical claims payable on our results of operations is reduced substantially, whether positive or negative.

We have 52% of our Medicare membership and 97% of our Medicaid membership under risk-sharing arrangements with providers. Accordingly, the impact of changes in estimates for prior year medical claims payable on our results from operations that are attributable to our Medicare and Medicaid lines of business may also be significantly reduced, whether positive or negative.

8. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Current provision:
Federal	$133,404	$77,768	$69,643
States and Puerto Rico	18,189	4,462	13,888

Total current provision	151,593	82,230	83,531
Deferred (benefit) provision	(38,362)	53,608	32,251

Provision for income taxes	$113,231	$135,838	$115,782

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2005, 2004 and 2003 due to the following:

	2005	2004	2003
	(in thousands)
Income tax provision at federal statutory rate	$147,600	$145,547	$120,650
States, net of federal benefit and Puerto Rico	13,658	14,003	13,365
Tax exempt investment income	(11,917)	(12,700)	(10,546)
Capital loss valuation allowance	(5,198)	(6,855)	(9,492)
Contingent tax benefits	(27,365)	(6,409)	—
Examination settlements	(3,518)	—	—
Other, net	(29)	2,252	1,805

Provision for income taxes	$113,231	$135,838	$115,782

The $27.4 million reduction in 2005 tax expense primarily related to the recognition of a $22.8 million contingent tax benefit and associated $3.1 million reversal of accrued interest resulting from the resolution of an uncertain tax position associated with the 2000 tax year during the first quarter of 2005 in connection with the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration of the statute of limitations. In addition, during 2005 the Internal Revenue Service completed their audit of all open years prior to 2003 which also resulted in a $3.5 million reduction in 2005 tax expense associated with revisions to prior year’s estimated taxes. Changes in the capital loss valuation allowance resulted from our regular evaluation of probable capital gain realization in the allowable carryforward period given our recent and historical capital gain experience and the consideration of alternative tax planning strategies. The capital loss carryforward expired on December 31, 2005. As such, the remaining unused deferred tax asset and associated allowance were written off.

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2005 and 2004 were as follows:

	Assets (Liabilities)
	2005	2004
	(in thousands)
Investment securities	$(14,963)	$(10,522)
Depreciable property and intangible assets	(133,672)	(110,369)
Medical and other expenses payable	(4,119)	(2,538)
Unearned revenues	5,718	8,858
Professional liability risks	13,650	13,193
Compensation and other accruals	78,893	45,047
Net operating loss carryforwards	11,987	13,970
Capital loss carryforward	—	22,078
Valuation allowance—capital loss carryforward	—	(20,123)

Total net deferred income tax liabilities	$(42,506)	$(40,406)

Amounts recognized in the consolidated balance sheets:
Other current assets	$68,510	$19,428
Other long-term liabilities	(111,016)	(59,834)

Total net deferred income tax liabilities	$(42,506)	$(40,406)

At December 31, 2005, we had approximately $31.9 million of net operating losses to carryforward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2006 through 2020. Based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEBT

Long-term debt outstanding was as follows at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Long-term debt:
6.30% senior, unsecured notes due 2018, net of unamortized discount of $724 at December 31, 2005 and $780 at December 31, 2004	$299,276	$299,220
7.25% senior, unsecured notes due 2006, net of unamortized discount of $86 at December 31, 2005 and $231 at December 31, 2004	299,914	299,769
Fair value of interest rate swap agreements	6,084	17,082
Deferred gain from interest rate swap exchange	6,131	16,338

Total senior notes	611,405	632,409
Credit agreement	200,000	—
Other long-term borrowings	3,639	4,287

Total debt	815,044	636,696
Less: Current portion of long-term debt	301,254	—

Total long-term debt	$513,790	$636,696

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

Our interest rate swap agreements exchange the fixed interest rate under our 6.30% and 7.25% senior notes for a variable interest rate based on LIBOR. At December 31, 2005, the effective interest rate was 5.41% for the 6.30% senior notes and 6.22% for the 7.25% senior notes, including the amortization of the deferred swap gain. The $300 million swap agreements for the 6.30% senior notes mature on August 1, 2018, and the $300 million swap agreements for the 7.25% senior notes mature on August 1, 2006, and each has the same critical terms as the related senior notes.

At December 31, 2005, the fair value of our swap agreements related to the 6.30% senior notes was in our favor by $10.9 million and is included in other long-term assets and the fair value of our swap agreements related to the 7.25% senior notes was out of our favor by $4.8 million and is included in trade accounts payable and accrued expenses. Likewise, the carrying value of our senior notes has been increased $6.1 million to reflect their fair value. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed previously related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $10.2 million in 2005, $9.8 million in 2004 and $5.5 million in 2003.

Credit Agreement

Our 5-year $600 million unsecured revolving credit agreement expires in September 2009. Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion of the agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At December 31, 2005, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. At this time, we do not believe the material adverse effect clause poses a material funding risk to us. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

At December 31, 2005, we had $200 million of borrowings under the credit agreement outstanding at an interest rate of 5.04%. In addition, we have outstanding letters of credit of $35.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of December 31, 2005, we had $364.9 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above. Aggregate borrowings under both the credit agreement and commercial paper program generally may not exceed $600 million.

At December 31, 2005 and 2004, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $3.6 million at December 31, 2005 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shelf Registration

Our universal shelf registration with the Securities and Exchange Commission allows us to register debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. We have up to $300 million remaining from a total of $600 million under the universal shelf registration. The net proceeds from any future sales of our debt securities under the universal shelf registration may be used for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

10. PROFESSIONAL LIABILITY RISKS

Activity in the reserve for our professional liability risks was as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Gross reserve at January 1	$231,494	$242,516	$262,763
Less recoverables from insurance	(52,423)	(95,008)	(142,595)

Net reserve at January 1	179,071	147,508	120,168

Acquisition	8,276	—	—

Incurred related to:
Current year	53,184	53,525	48,778
Prior years	(9,196)	(688)	—

Total incurred	43,988	52,837	48,778

Paid related to:
Current year	(251)	(659)	(1,356)
Prior years	(11,771)	(20,615)	(20,082)

Total paid	(12,022)	(21,274)	(21,438)

Net reserve at December 31	219,313	179,071	147,508
Plus recoverables from insurance	65,790	52,423	95,008

Gross reserve at December 31	$285,103	$231,494	$242,516

As a result of changes in estimates of insured exposures in prior years, the total incurred losses decreased by $9.2 million in 2005 and $0.7 million in 2004 reflecting favorable loss development related to professional and general liability exposures. In 2004, this was partially offset by required strengthening related to our director and officer errors and omissions exposures.

For the past several years, we have reduced the amount of coverage purchased from third party insurance companies. This increased level of retention resulted in an increasing net reserve balance.

The total cost associated with our professional liabilities, including the cost of purchasing insurance coverage from a number of third party insurance companies not included in the table above, totaled $48.2 million in 2005, $58.4 million in 2004 and $52.5 million in 2003.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts classified as current and non-current and their respective location in the consolidated balance sheets were as follows at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Gross reserve included in:
Trade accounts payable and accrued expenses (current)	$39,471	$37,619
Other long-term liabilities (non-current)	245,632	193,875

Total gross reserve	285,103	231,494

Recoverables from insurance included in:
Other current assets (current)	7,886	8,441
Other assets (non-current)	57,904	43,982

Total recoverables from insurance	65,790	52,423

Total net reserve	$219,313	$179,071

11. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $42.9 million in 2005, $37.6 million in 2004, and $37.9 million in 2003, all of which was funded currently to the extent it was deductible for federal income tax purposes. Based on the year end closing stock price of $54.33, approximately 31% of the retirement and savings plan’s assets were invested in our common stock representing less than 4% of the shares outstanding as of December 31, 2005. The Company match is invested in the Humana common stock fund. However, a participant may reinvest any funds, including the Company match in the Humana common stock fund, in any other plan investment option at any time.

Severance Benefits

We provide severance and related employee benefits based upon our existing employee benefit plans and policies. Severance benefits are generally determined based on years of service and salary. We accrue severance benefits when payment is probable and reasonably estimable in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The cost of this benefit amounted to approximately $0.7 million in 2005, $15.5 million in 2004 and $11.2 million in 2003. Severance is paid bi-weekly resulting in payments in periods subsequent to termination. We continually review estimates of future payments for probable severance benefits and make necessary adjustments to our liability for severance benefits.

Stock Based Compensation

We have plans under which restricted stock awards and options to purchase our common stock have been granted to officers, directors, key employees and consultants.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for our restricted stock awards was as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Balance, January 1,	10,000	155,000	4,131,726
Granted	494,800	10,000	—
Vested	—	(155,000)	(3,904,382)
Forfeited	(15,500)	—	(72,344)

Balance, December 31,	489,300	10,000	155,000

The weighted average grant date fair value of our restricted stock awards was $32.98 in 2005 and $29.54 in 2004. Compensation expense recognized related to our restricted stock award plans was $4.5 million in 2005, $0.2 million in 2004, and $5.8 million in 2003.

Options are granted at the average market price on the date of grant. Exercise provisions vary, but most options vest in whole or in part 1 to 5 years after grant and expire 7 to 10 years after grant. At December 31, 2005, there were 12,513,939 shares reserved for employee and director stock option plans, including 2,852,181 shares of common stock available for future grants. On February 23, 2006, the Board of Directors approved the issuance of 1,517,507 additional options and restricted stock awards.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for our option plans was as follows for the years ended December 31, 2005, 2004 and 2003:

	Shares Under Option	Exercise Price Per Share			Weighted Average Exercise Price
Balance, January 1, 2003	10,526,871	$6.41	to	$26.94	$13.11
Granted	2,500,000	9.26	to	19.73	11.51
Exercised	(2,646,578)	6.41	to	20.16	10.59
Canceled or lapsed	(686,316)	6.50	to	23.06	15.47

Balance, December 31, 2003	9,693,977	6.50	to	26.94	13.22
Granted	2,784,000	15.45	to	29.71	21.03
Exercised	(2,098,679)	6.50	to	22.63	14.28
Canceled or lapsed	(286,612)	6.50	to	21.28	15.51

Balance, December 31, 2004	10,092,686	6.50	to	29.71	15.09
Granted	2,314,900	31.96	to	46.61	33.51
Exercised	(2,508,871)	6.50	to	29.71	14.50
Canceled or lapsed	(236,957)	9.26	to	46.61	21.38

Balance, December 31, 2005	9,661,758	$6.50	to	$46.61	$19.50

A summary of our stock options outstanding and exercisable was as follows at December 31, 2005:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.50	to	$ 9.26	2,168,267	5.88 Years	$ 8.36	1,603,490	$ 8.05
9.37	to	16.20	1,970,195	4.13 Years	13.69	1,835,041	13.67
16.46	to	21.25	1,083,834	4.94 Years	19.30	763,535	19.27
21.28	to	21.28	2,092,029	8.15 Years	21.28	560,464	21.28
21.72	to	46.61	2,347,433	6.21 Years	33.17	67,635	23.24

$ 6.50	to	$46.61	9,661,758	5.99 Years	$19.50	4,830,165	$13.70

At December 31, 2004, there were 5,335,418 options exercisable with a weighted average exercise price of $13.30.

Compensation expense related to performance-based stock option awards, stock granted to directors and modifications to fixed-based stock option awards was $6.9 million in 2005, $3.8 million in 2004, and $0.5 million in 2003.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS 123 to our fixed-based stock option awards are included in Note 2. The weighted average fair value of each option granted during 2005, 2004 and 2003 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Weighted average fair value at grant date	$12.93	$9.95	$5.33
Dividend yield	None	None	None
Expected volatility	37.2%	44.6%	44.5%
Risk-free interest rate	3.9%	3.4%	3.4%
Expected option life (years)	5.0	6.0	6.5

When valuing employee stock options, we stratify the employee population into homogenous groups that exhibit similar exercise behaviors. These groups include directors, executives, and all other employees. We then value the stock options based on the unique assumptions for each of these employee groups.

We calculate the expected term for our employee stock options based on historical employee exercise behavior. The increase in our stock price in recent years, and more notably in recent months, has led to a pattern of earlier exercise by employees, therefore contributing to the gradual decline in the average expected term from 6.5 years in 2003, to 6.0 years in 2004, to 5.0 years in 2005. Also contributing to the decline in the expected term is the change in the contractual term of stock options granted in 2005. Prior to 2005, the contractual term of employee stock options was 10 years. For stock options granted in 2005 the contractual term was reduced to 7 years.

The volatility used to value employee stock options is based on historical volatility. We calculate historical volatility using a simple average calculation methodology based on daily price intervals as measured over the expected term of the option. We have consistently applied this methodology since our adoption of the disclosure provisions of SFAS 123. The decrease in the historical volatility used to value our employee stock options is due to changes in the stock price pattern over the past several years. Our stock price was more volatile in 1998 and 1999 than in recent years. As noted above, we measure volatility over a period equal to the expected term. The average expected term was 6.0 years in 2004, and therefore the period over which volatility was measured when valuing the 2004 stock options included these more volatile years. The combination of the passage of time and the reduction of the expected term to 5.0 years therefore reduced the volatility used to value stock options granted in 2005.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands, except per share results)
Net income available for common stockholders	$308,483	$280,012	$228,934

Weighted average outstanding shares of common stock used to compute basic earnings per common share	161,714	160,421	158,968
Dilutive effect of:
Employee stock options	3,565	1,999	1,240
Restricted stock awards	95	36	1,752

Shares used to compute diluted earnings per common share	165,374	162,456	161,960

Basic earnings per common share	$1.91	$1.75	$1.44

Diluted earnings per common share	$1.87	$1.72	$1.41

Stock options to purchase 9,934 shares in 2005, 2,134,184 shares in 2004, and 4,209,266 shares in 2003 were anti-dilutive and, therefore, were not included in the computations of diluted earnings per common share.

13. STOCKHOLDERS’ EQUITY

Stock Repurchases

During 2005, we acquired 68,296 of our common shares in connection with employee stock plans at an aggregate cost of $2.4 million, or an average of $34.62 per share.

Stockholders’ Rights Plan

Our stockholders’ rights plan expired in accordance with its terms in February 2006.

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2005, we maintained aggregate statutory capital and surplus of $1,203.2 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which aggregated $722.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states and Puerto Rico at December 31, 2005, we would be required to fund $14.7 million in one of our Puerto Rico subsidiaries to meet all requirements. After this funding, we would have $378.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

14. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2023. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an administrative expense, for all operating leases was as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Rent expense	$81,357	$78,222	$70,815
Sublease rental income	(11,192)	(11,291)	(12,007)

Net rent expense	$70,165	$66,931	$58,808

Future annual minimum payments due subsequent to December 31, 2005 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
For the years ending December 31:
2006	$84,993	$(4,163)	$80,830
2007	71,969	(3,562)	68,407
2008	49,653	(1,863)	47,790
2009	31,882	(889)	30,993
2010	30,443	(515)	29,928
Thereafter	28,173	(1,325)	26,848

Total	$297,113	$(12,317)	$284,796

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $24.0 million in 2006, $11.6 million in 2007, $6.7 million in 2008, $2.4 million in 2009 and $1.7 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any SPE transactions.

Guarantees and Indemnifications

Our operating lease of an airplane, which expires January 1, 2010, provides for a residual value payment of no more than $4.8 million at the end of the lease term. At the end of the term, we have the right to exercise a purchase option for $8.9 million or the airplane can be sold to a third party. If we decide not to exercise our purchase option, we must pay the lessor a maximum amount of $4.8 million. This amount will be reduced by the net sales proceeds in excess of $4.2 million from the sale of the airplane to a third party.

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

Government Contracts

Our Medicare business, which accounted for approximately 32% of our total premiums and ASO fees for the year ended December 31, 2005, primarily consisted of HMO, PPO and Fee-For-Service products covered under the Medicare Advantage contracts with the federal government. The contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year.

Our TRICARE business, which accounted for approximately 17% of our total premiums and ASO fees for the year ended December 31, 2005, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals at the Government’s option and expires March 31, 2009. This contract contains provisions to negotiate a target health care cost amount annually with the federal government. Any variance from the target health care cost is shared with the federal government. As such, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military presence around the world. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 4% of our total premiums and ASO fees for the year ended December 31, 2005, consisted of contracts in Puerto Rico, Florida and Illinois. Our 3-year contracts with the Puerto Rico Health Insurance Administration, which accounted for approximately 3% of our total premium and ASO fees for the year ended December 31, 2005, were extended a fourth year and these contracts expire on June 30, 2006. We are preparing to bid on the new contracts that will be effective July 2006 although a request for such proposal has not yet been issued by the Puerto Rico Health Insurance Administration. At this time we are unable to predict the ultimate impact that any government policy decisions might have on our Medicaid contracts in Puerto Rico.

Our other current Medicaid contract, which is in Florida, is scheduled to expire on June 30, 2006. Due to Medicaid reform in Florida, we are currently negotiating the terms and rates for the renewal contract. We expect the current contract to be extended until August 31, 2006, and the subsequent renewal contract to be effective for a two-year term beginning September 1, 2006. Due to continual decreases in the reimbursement from the state of Illinois, we exited the Illinois Medicaid market effective July 31, 2005. The Illinois and Florida Medicaid contracts accounted for approximately 1% of our total premiums and ASO fees for the year ended December 31, 2005.

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

Legal Proceedings

Managed Care Industry Purported Class Action Litigation

Since 1999, we have been involved in several purported class action lawsuits that were part of a wave of generally similar actions targeting the health care payer industry and particularly managed care companies. These included a lawsuit against us and originally nine of our competitors that purported to be brought on behalf of physicians who treated our members since January 1, 1990. The plaintiffs asserted that we and other defendants paid providers’ claims incorrectly by paying lesser amounts than they submitted. These cases were consolidated in the United States District Court for the Southern District of Florida (“the Court”), and styled In re Managed Care Litigation.

On October 17, 2005, we and representatives of over 700,000 physicians and several state medical societies reached an agreement (“Settlement Agreement”) to settle the lawsuit by payment of $40 million for the physicians and an amount up to $18 million for the plaintiffs’ attorneys, subject to approval by the Court. The Settlement Agreement recognizes that we have undertaken certain initiatives to facilitate relationships with, and payments to, physicians and provides for additional initiatives over its four-year term. The Court preliminarily approved the Settlement Agreement on October 19, 2005, and set a Settlement Hearing for March 6, 2006.

Three other defendants, Aetna Inc., Cigna Corporation, and The Prudential Insurance Company of America previously entered into settlement agreements that have been approved by the Court. Health Net, Inc. announced a settlement agreement on May 2, 2005, and Wellpoint, Inc. (formerly WellPoint Health Networks, Inc. and Anthem, Inc.) announced a settlement agreement on July 11, 2005.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the business practices of managed care companies, including allegations of anticompetitive and unfair business activities, claims payment practices, commission payment practices, and utilization management practices. Some of these reviews have resulted in fines imposed on us and required changes in some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.

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

The outcome of current suits or likelihood or outcome of future suits or governmental investigations cannot be accurately predicted with certainty. In addition, the potential for increased liability for medical negligence arising from claims adjudication, along with the increased litigation that has accompanied the negative publicity and public perception of our industry, adds to this uncertainty. Therefore, such legal actions and government audits and investigations could have a material adverse effect on our financial position, results of operations, and cash flows.

15. SEGMENT INFORMATION

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare Advantage, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, ASO,

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and specialty. We identified our segments in accordance with the aggregation provisions of SFAS 131 which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Our segment results were as follows for the years ended December 31, 2005, 2004, and 2003:

	Government Segment
	2005	2004	2003
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$4,590,362	$3,086,598	$2,527,446
TRICARE	2,407,653	2,127,595	2,249,725
Medicaid	548,714	511,193	487,100

Total premiums	7,546,729	5,725,386	5,264,271
Administrative services fees	50,059	106,764	148,830
Investment and other income	21,123	26,261	22,839

Total revenues	7,617,911	5,858,411	5,435,940

Operating expenses:
Medical	6,272,045	4,825,064	4,439,007
Selling, general and administrative	956,762	710,522	726,185
Depreciation and amortization	56,310	44,488	43,831

Total operating expenses	7,285,117	5,580,074	5,209,023

Income from operations	332,794	278,337	226,917
Interest expense	9,526	4,497	3,211

Income before income taxes	$323,268	$273,840	$223,706

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 51% for 2005, 43% for 2004 and 42% for 2003.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Segment
	2005	2004	2003
	(in thousands)
Revenues:
Premiums:
Fully insured:
PPO	$3,635,347	$3,786,501	$3,369,109
HMO	2,432,768	2,827,981	2,871,697

Total fully insured	6,068,115	6,614,482	6,240,806
Specialty	386,747	349,564	320,206

Total premiums	6,454,862	6,964,046	6,561,012
Administrative services fees	209,378	166,032	122,846
Investment and other income	135,976	115,836	106,513

Total revenues	6,800,216	7,245,914	6,790,371

Operating expenses:
Medical	5,379,425	5,844,583	5,440,414
Selling, general and administrative	1,220,008	1,167,342	1,131,843
Depreciation and amortization	72,548	73,304	82,948

Total operating expenses	6,671,981	7,085,229	6,655,205

Income from operations	128,235	160,685	135,166
Interest expense	29,789	18,675	14,156

Income before income taxes	$98,446	$142,010	$121,010

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

Given that all policies are 100% reinsured by third parties, the following amounts pertaining to the reinsurance agreements had no effect on our results of operations. Premiums ceded were $21.7 million in 2005, $30.0 million in 2004, and $45.3 million in 2003. Liabilities, included in other long-term liabilities, and related reinsurance recoverables, included in other long-term assets, in the accompanying consolidated balance sheets under these coinsurance agreements were $253.4 million at December 31, 2005 and $260.6 million at December 31, 2004.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2005 presented below:

Reinsurer	Total Recoverable	Rating(a)
	(in thousands)
Protective Life Insurance Company	$229,019	A+ (superior)
All others	24,400	A to A- (excellent)

	$253,419

(a)	Ratings are published by A.M. Best Company Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

    of Humana Inc.:

We have completed integrated audits of Humana Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

March 3, 2006

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2005 and 2004 follows:

	2005
	First(a)	Second	Third	Fourth(b)
	(in thousands, except per share results)
Total revenues	$3,387,225	$3,546,361	$3,821,461	$3,663,080
Income before income taxes	121,687	129,307	71,504	99,216
Net income	109,795	84,137	49,944	64,607
Basic earnings per common share	0.68	0.52	0.31	0.40
Diluted earnings per common share	0.67	0.51	0.30	0.39

	2004
	First	Second(c)	Third	Fourth
	(in thousands, except per share results)
Total revenues	$3,286,949	$3,431,478	$3,176,273	$3,209,625
Income before income taxes	102,773	122,353	127,473	63,251
Net income	67,830	80,753	84,303	47,126
Basic earnings per common share	0.42	0.50	0.53	0.30
Diluted earnings per common share	0.41	0.50	0.52	0.29

(a)	Includes the operations of CarePlus since February 16, 2005, the date of its acquisition.
(b)	Includes the operations of Corphealth since December 20, 2005, the date of its acquisition.
(c)	Includes the operations of Ochsner since April 1, 2004, the date of its acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation as of December 31, 2005, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 94.

Michael B. McCallister

President and Chief Executive Officer

James H. Bloem

Senior Vice President and Chief Financial Officer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

Executive Officers

Set forth below are names and ages of all of our current executive officers as of March 1, 2006, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	53	President and Chief Executive Officer	09/89(1)
James E. Murray	52	Chief Operating Officer	08/90(2)
John M. Bertko	56	Vice President—Chief Actuary	03/00(3)
James H. Bloem	55	Senior Vice President—Chief Financial Officer and Treasurer	02/01(4)
Bruce J. Goodman	64	Senior Vice President—Chief Service and Information Officer	04/99(5)
Bonita C. Hathcock	57	Senior Vice President—Chief Human Resources Officer	05/99(6)
Arthur P. Hipwell	57	Senior Vice President—General Counsel	08/90(7)
Thomas J. Liston	44	Senior Vice President—Strategy and Corporate Development	01/97(8)
Jonathan T. Lord, M.D.	51	Senior Vice President—Chief Innovation Officer	04/00(9)
Heidi S. Margulis	52	Senior Vice President—Government Relations	12/95(10)
Steven E. McCulley	44	Vice President & Controller (Principal Accounting Officer)	08/04(11)
Steven O. Moya	56	Senior Vice President—Chief Marketing Officer	01/01(12)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Prior to that, Mr. McCallister served as Senior Vice President—Health System Management from January 1998 to February 2000. Mr. McCallister joined the Company in June 1974.
(2)	Mr. Murray currently serves as Chief Operating Officer, having held this position since February 2006. Prior to that, Mr. Murray held the position of Chief Operating Officer—Market and Business Segment Operations from September 2002 to February 2006, Chief Operating Officer—Service Operations from February 2001 to September 2002, and Chief Operating Officer—Health Plan Division and Interim Chief Financial Officer from February 2000 to February 2001. Mr. Murray joined the Company in October 1989.
(3)	Mr. Bertko currently serves as Vice President—Chief Actuary and joined the Company in October 1999 as Vice President—Actuarial Consulting.
(4)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Prior to that, Mr. Bloem served as Senior Vice President and Chief Financial Officer from February 2001, when he joined the company, through July 2002.
(5)	Mr. Goodman currently serves as Senior Vice President and Chief Service and Information Officer having held this position since September 2002. Mr. Goodman joined the Company in April 1999 as Senior Vice President and Chief Information Officer.
(6)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer having held this position since May 1999 when she joined the Company.
(7)	Mr. Hipwell currently serves as Senior Vice President and General Counsel having held this position since September 1999. Mr. Hipwell joined the Company in 1979.
(8)	Mr. Liston currently serves as Senior Vice President—Strategy & Corporate Development having held this position since July 2000. Mr. Liston joined the Company in 1995.

(9)	Dr. Lord currently serves as Senior Vice President and Chief Innovation Officer having held this position since September 2002. Prior to that, he served as Senior Vice President and Chief Clinical Strategy and Innovation Officer from February 2001 to September 2002. Dr. Lord joined the Company in April 2000 as Senior Vice President and Chief Medical Officer.
(10)	Ms. Margulis currently serves as Senior Vice President—Government Relations having held this position since January 2000. Prior to that, she served as Vice President—Government Affairs from May 1996 to January 2000. Ms. Margulis joined the Company in November 1985.
(11)	Mr. McCulley currently serves as Vice President & Controller (Principal Accounting Officer) having held this position since August 2004. Prior to that, he served as Vice President & Controller from January 2001 to August 2004, Vice President and Chief Financial Officer of Market Operations from May 2000 to January 2001. Mr. McCulley joined the company in 1990.
(12)	Mr. Moya currently serves as Senior Vice President and Chief Marketing Officer having held this position since January 2001.

Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

Corporate Governance Items

We have made available free of charge on or through the Investor Relations section of our Internet web site (http://www.humana.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our Board of Directors, including a determination of independence for each member, the various committees of our Board of Directors, the charters of these committees, the name(s) of the Directors designated as a financial expert under rules and regulations promulgated by the SEC, the process for designating a lead director to act at executive sessions of the non-management Directors, the pre-approval process of non-audit services provided by our independent accountants, the process by which stockholders can communicate with Directors, the process by which stockholders can make Director nominations, the Company’s Corporate Governance guidelines, the Humana Principles of Business Ethics, and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Any waivers or amendments for Directors or Executive Officers to the Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. The Company will provide any of these documents in print without charge to any stockholder who makes a written request to: Corporate Secretary, Humana Inc., 500 West Main Street, 27th floor, Louisville, Kentucky 40202. Additional information about these items can be found in, and is incorporated by reference to, the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Corporate Governance-Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Corporate Governance-Committee Composition” of such Proxy Statement.

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

Committee Charters

Charters governing the Audit Committee, Executive Committee, Investment Committee, Nominating & Governance Committee, Organization & Compensation Committee, and Science and Technology Committee of the Board of Directors are available on our web site at www.humana.com and are also available upon a written request addressed to Humana Inc. Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202.

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

Certifications

Our CEO and CFO have signed the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. These certifications are filed as Exhibits to this Annual Report on Form 10-K. Additionally, our CEO has signed the certificate as to compliance with the Corporate Governance Listing Standards adopted by the New York Stock Exchange as of December 31, 2004 and will sign the certificate as to such compliance as of December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Security Ownership of Certain Beneficial Owners of Company Common Stock” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Certain Transactions with Management and Others” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Audit Committee Report” of such Proxy Statement.

Audit Committee Pre-approval Policies and Procedures

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2006 appearing under the caption “Audit Committee” and under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedule and exhibits set forth below are filed as part of this report.

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

Schedule I Parent Company Financial Information

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.

(b)	By-laws, as amended. Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

4(a)	Indenture dated as of August 2001 covering the Company’s 7 1/4% Senior Notes due 2006. Exhibit 4.1 to Registration Statement No. 333-63384 is incorporated by reference herein.

(b)	Indenture dated August 5, 2003 covering the Company’s Senior Debt Securities. Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(c)	First Supplemental Indenture dated August 5, 2003 covering the Company’s 6.30% Senior Notes due 2018. Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(d)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described herein in Note 9 to Consolidated Financial Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to the Form 10-K to the Commission upon request.

10(a)*	1989 Stock Option Plan for Employees. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(b)*	Amendment No. 1 to the 1989 Stock Option Plan for Employees. Annex B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

(c)*	Amendment No. 2 to the 1989 Stock Option Plan for Employees. Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(d)*	1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

10(e)*	Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors. Annex C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

(f)*	Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors. Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(g)*	1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(h)*	1996 Stock Incentive Plan for Employees. Annex A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 9, 1996, is incorporated by reference herein.

(i)*	1996 Stock Incentive Plan for Employees as amended in 1998. Exhibit C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(j)*	Humana Inc. Non-Qualified Stock Option Plan for Employees. Exhibit 99 to the Company’s Form S-8 Registration Statement No. 333-86801 filed on September 9, 1999, is incorporated by reference herein.

(k)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options). Exhibit 10(a) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(l)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options). Exhibit 10(b) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(m)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Non-Qualified Stock Options). Exhibit 10(c) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(n)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Incentive Stock Options). Exhibit 10(d) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(o)*	Humana Inc. 2003 Stock Incentive Plan. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 15, 2003, is incorporated by reference herein.

(p)*	Humana Inc. 2003 Executive Management Incentive Compensation Plan. Appendix C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 15, 2003, is incorporated by reference herein.

(q)*	Restated agreement providing for termination benefits in the event of a change of control. Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(r)*	Employment Agreement—Michael B. McCallister. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference herein.

(s)*	Trust under Humana Inc. Deferred Compensation Plans. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

10(t)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors. Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

(u)*	Severance policy. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference herein.

(v)*	Humana Officers’ Target Retirement Plan, as amended. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(w)*	Summary of Changes to Humana Inc. Retirement Plans, as amended. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(x)*	Humana Supplemental Executive Retirement and Savings Plan, as amended and restated on December 31, 2003. Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

(y)*	Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(z)*	Executive Long-Term Disability Program. Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference herein.

(aa)*	Indemnity Agreement. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

(bb)*	Form of Company’s Restricted Stock Agreement under the 1996 Stock Incentive Plan. Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(cc)*	Form of Company’s Restricted Stock Agreement under the 2003 Stock Incentive Plan. Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(dd)*	Summary of the Company’s Financial Planning Program for eight executive officers. Current Report on Form 8-K dated December 15, 2005, is incorporated by reference herein.

(ee)*	Form of Combined Option and Restricted Stock Agreement with Restrictive Covenants, filed herewith.

(ff)	Five-Year Credit Agreement. Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference herein.

(gg)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of the Company dated as September 1, 2003. Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(hh)	Form of CMS Coordinated Care Plan Agreement. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

10(ii)	Form of CMS Private Fee for Service Agreement. Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(jj)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(kk)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan. Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(ll)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan. Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(mm)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan. Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(nn)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS, filed herewith.

12	Computation of ratio of earnings to fixed charges, filed herewith.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers. Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

21	List of subsidiaries, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	CEO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	CFO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, filed herewith.

*	Exhibits 10(a) through and including 10(ee) are compensatory plans or management contracts.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$169,206	$242,868
Investment securities	250,399	196,420
Receivable from operating subsidiaries	197,172	115,813
Securities lending collateral	1,983	7,991
Other current assets	87,833	67,696

Total current assets	706,593	630,788
Property and equipment, net	352,013	292,523
Investments in subsidiaries	3,159,349	2,530,458
Notes receivable from operating subsidiaries	7,000	17,000
Other	58,320	75,087

Total assets	$4,283,275	$3,545,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$568,313	$400,960
Current portion of notes payable to operating subsidiaries	27,600	27,600
Book overdraft	46,847	53,526
Other current liabilities	230,947	211,595
Securities lending payable	1,983	7,991
Current portion of long-term debt	301,254	—

Total current liabilities	1,176,944	701,672
Long-term debt	513,790	636,696
Notes payable to operating subsidiaries	18,000	18,000
Other	100,436	99,364

Total liabilities	1,809,170	1,455,732

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 179,062,807 shares issued in 2005, and 176,044,649 shares issued in 2004	29,843	29,340
Treasury stock, at cost, 15,846,384 shares in 2005, and 15,778,088 shares in 2004	(203,364)	(201,000)
Other stockholders’ equity	2,647,626	2,261,784

Total stockholders’ equity	2,474,105	2,090,124

Total liabilities and stockholders’ equity	$4,283,275	$3,545,856

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$581,362	$502,833	$458,373
Investment income and other income, net	23,657	18,312	19,883

	605,019	521,145	478,256
Expenses:
Selling, general and administrative	486,900	412,761	357,041
Depreciation	81,634	87,597	82,478
Interest	40,935	24,857	21,229

	609,469	525,215	460,748

(Loss) income before income taxes and equity in net earnings of subsidiaries	(4,450)	(4,070)	17,508
(Benefit) provision for income taxes	(37,093)	(14,075)	10,944

Income before equity in net earnings of subsidiaries	32,643	10,005	6,564
Equity in net earnings of subsidiaries	275,840	270,007	222,370

Net income	$308,483	$280,012	$228,934

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$430,335	$266,775	$200,011

Cash flows from investing activities:
Acquisitions	(498,948)	—	—
Purchases of investment securities	(200,048)	(989,757)	(388,138)
Proceeds from sale of investment securities	193,391	812,796	244,442
Maturities of investment securities	22,041	56,740	65,393
Purchases of property and equipment, net	(141,124)	(98,953)	(90,765)
Capital contributions to operating subsidiaries	(116,000)	(5,201)	(17,000)
Surplus note redemption from operating subsidiaries	10,000	—	35,000
Change in securities lending collateral	6,008	(7,991)	—
Other	—	(4,726)	70

Net cash used in investing activities	(724,680)	(237,092)	(150,998)

Cash flows from financing activities:
Borrowings under credit agreement	494,000	—	—
Repayments under credit agreement	(294,000)	—	—
Net conduit commercial paper borrowings	—	—	(265,000)
Proceeds from issuance of senior notes	—	—	299,139
Proceeds from swap exchange	—	—	31,556
Debt issue costs	—	(1,954)	(3,331)
Change in book overdraft	(6,679)	(77,422)	73,463
Change in securities lending payable	(6,008)	7,991	—
Repayment of notes issued to operating subsidiaries	—	—	(31,500)
Common stock repurchases	(2,364)	(67,024)	(44,147)
Proceeds from stock option exercises and other	35,734	29,918	25,475

Net cash provided by (used in) financing activities	220,683	(108,491)	85,655

(Decrease) increase in cash and cash equivalents	(73,662)	(78,808)	134,668
Cash and cash equivalents at beginning of year	242,868	321,676	187,008

Cash and cash equivalents at end of year	$169,206	$242,868	$321,676

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $236.0 million in 2005, $126.0 million in 2004 and $131.0 million in 2003.

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

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 5.07% to 6.65% and are payable between 2006 and 2009. We recorded interest expense of $2.2 million, $1.7 million and $3.9 million related to these notes for the years ended December 31, 2005, 2004 and 2003, respectively.

3. REGULATORY REQUIREMENTS

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, we maintained aggregate statutory capital and surplus of $1,203.2 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $722.2 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states and Puerto Rico at December 31, 2005, we would be required to fund $14.7 million in one of our Puerto Rico subsidiaries to meet all requirements. After this funding, we would have $378.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

4. ACQUISITIONS

Refer to Note 3 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of acquisitions.

5. INCOME TAXES

The decrease in 2005 tax expense primarily related to the recognition of a $22.8 million contingent tax benefit and associated $3.1 million reversal of accrued interest resulting from the resolution of an uncertain tax position associated with the 2000 tax year during the first quarter of 2005 in connection with the expiration of the statute of limitations. Refer to Note 8 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of income taxes.

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004, and 2003

(in thousands)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts(1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2005	$34,506	$—	$4,566	$(1,027)	$(5,488)	$32,557
2004	40,400	355	6,433	(1,338)	(11,344)	34,506
2003	30,178	—	7,416	6,584	(3,778)	40,400

Deferred tax asset valuation allowance:
2005	20,123	—	(5,198)	—	(14,925)	—
2004	26,978	—	(6,855)	—	—	20,123
2003	36,470	—	(9,492)	—	—	26,978

(1)	Represents changes in retroactive membership adjustments to premium revenues as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM
James H. Bloem Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

	Signature	Title	Date

By:	/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2006

	/s/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	March 3, 2006

	/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Chairman of the Board	March 3, 2006

	/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	March 3, 2006

	/s/ W. ROY DUNBAR W. Roy Dunbar	Director	March 3, 2006

	/s/ JOHN R. HALL John R. Hall	Director	March 3, 2006

	/s/ KURT J. HILZINGER Kurt J. Hilzinger	Director	March 3, 2006

	/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	March 3, 2006

	/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	March 3, 2006

	/s/ JAMES O. ROBBINS James O. Robbins	Director	March 3, 2006