Form 10-Q
period 2006-03-31
HUMANA INC
filed 2006-05-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

                        Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2006
$0.16 2/3 par value	164,648,272 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2006

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,843,405	$732,016
Investment securities	2,623,009	2,354,904
Receivables, less allowance for doubtful accounts of $34,534 in 2006 and $32,557 in 2005:
Premiums	763,061	723,190
Administrative services fees	21,652	15,462
Securities lending collateral	250,322	47,610
Other	517,877	333,004

Total current assets	6,019,326	4,206,186

Property and equipment, net	498,267	484,412
Other assets:
Long-term investment securities	374,583	391,035
Goodwill	1,265,176	1,264,575
Other	540,668	523,406

Total other assets	2,180,427	2,179,016

Total assets	$8,698,020	$6,869,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$2,169,489	$1,909,682
Trade accounts payable and accrued expenses	871,231	560,550
Book overdraft	275,587	280,005
Securities lending payable	250,322	47,610
Unearned revenues	920,678	120,489
Current portion of long-term debt	300,231	301,254

Total current liabilities	4,787,538	3,219,590
Long-term debt	601,225	513,790
Other long-term liabilities	741,498	627,360

Total liabilities	6,130,261	4,360,740

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 180,496,685 shares issued at March 31, 2006 and 179,062,807 shares issued at December 31, 2005	30,085	29,843
Capital in excess of par value	1,264,161	1,235,888
Retained earnings	1,505,390	1,421,675
Accumulated other comprehensive (loss) income	(28,408)	24,832
Treasury stock, at cost, 15,848,413 shares at March 31, 2006 and 15,846,384 shares at December 31, 2005	(203,469)	(203,364)

Total stockholders’ equity	2,567,759	2,508,874

Total liabilities and stockholders’ equity	$8,698,020	$6,869,614

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2006	2005
	(in thousands, except per share results)
Revenues:
Premiums	$4,521,486	$3,290,815
Administrative services fees	78,678	63,513
Investment and other income	104,201	32,897

Total revenues	4,704,365	3,387,225

Operating expenses:
Medical	3,783,926	2,753,733
Selling, general and administrative	740,886	479,040
Depreciation and amortization	34,906	29,249

Total operating expenses	4,559,718	3,262,022

Income from operations	144,647	125,203
Interest expense	13,439	8,523

Income before income taxes	131,208	116,680
Provision for income taxes	47,493	9,945

Net income	$83,715	$106,735

Basic earnings per common share	$0.51	$0.66

Diluted earnings per common share	$0.50	$0.65

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$83,715	$106,735
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	(56,914)	(1,695)
Stock-based compensation	6,580	6,724
Depreciation and amortization	34,906	29,249
(Benefit) provision for deferred income taxes	(3,705)	8,062
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(46,061)	(6,425)
Other assets	(185,250)	(8,360)
Medical and other expenses payable	259,807	86,665
Other liabilities	114,752	(103,957)
Unearned revenues	800,189	(22,416)
Other, net	(46)	991

Net cash provided by operating activities	1,007,973	95,573

Cash flows from investing activities
Acquisitions, net of cash acquired	(113)	(348,099)
Purchases of property and equipment	(45,261)	(36,193)
Proceeds from sales of property and equipment	2,138	8
Purchases of investment securities	(1,663,658)	(714,371)
Maturities of investment securities	910,108	261,665
Proceeds from sales of investment securities	559,830	434,506
Change in securities lending collateral	(202,712)	(48,838)

Net cash used in investing activities	(439,668)	(451,322)

Cash flows from financing activities
Receipts from CMS contract deposits	494,194	—
Withdrawals from CMS contract deposits	(273,444)	—
Borrowings under credit agreement	100,000	294,000
Repayments under credit agreement	—	(25,000)
Change in securities lending payable	202,712	48,838
Common stock repurchases	(105)	(1,376)
Change in book overdraft	(4,418)	681
Tax benefit from stock-based compensation	8,404	3,655
Proceeds from stock option exercises and other	15,741	15,136

Net cash provided by financing activities	543,084	335,934

Increase (decrease) in cash and cash equivalents	1,111,389	(19,815)
Cash and cash equivalents at beginning of period	732,016	580,079

Cash and cash equivalents at end of period	$1,843,405	$560,264

Supplemental cash flow disclosures:
Interest payments	$14,551	$9,991
Income tax payments, net	$2,404	$25,831

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2005, that was filed with the Securities and Exchange Commission, or the SEC, on March 3, 2006. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, including restatements due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. See the discussion in Note 6 of the condensed consolidated financial statements for more information regarding the restatement. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to “Significant Accounting Policies” in Humana’s 2005 Annual Report on Form 10-K for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(2) Significant Accounting Policies

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D, in addition to medical benefits under Medicare Parts A and B, to most of our Medicare Advantage members. We refer to these members as Medicare Advantage or MA-PD. In addition, we began covering prescription drugs in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries. We refer to these members as stand-alone PDP or PDP.

In general, pharmacy benefits under PDPs and MA-PD plans (collectively referred to as “Part D plans”) may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either “standard coverage” or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These “defined standard” benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans, we offer other prescription drug plans containing benefits in excess of the standard coverage limits, in many cases for an additional beneficiary premium.

The payment we receive monthly from the Centers for Medicare and Medicaid Services, or CMS, generally represents our bid amount for providing insurance coverage. We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract. However, our CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for Humana and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

us or require us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to end at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience.

Certain subsidies represent reimbursements from CMS for claims we paid for which we assume no risk, including reinsurance payments and low-income cost subsidies. Claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are all reimbursed by CMS through the reinsurance subsidy for PDP and MA-PD plans offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. We account for these subsidies as a deposit in our balance sheet and as a financing activity in our statement of cash flows. We do not recognize premium revenue or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded to the balance sheet in other current assets or other current liabilities depending on the net contract balance at the end of the reporting period.

We recognize pharmacy benefit costs as incurred. We have subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award is estimated using option-pricing models. SFAS 123R also requires that we estimate the expected forfeitures under each stock compensation plan and only recognize compensation expense for those awards which are expected to vest. In addition, certain tax effects of stock option exercises are reported as a financing activity rather than an operating activity in the statements of cash flows. We adopted SFAS 123R on January 1, 2006 under the retrospective transition method using the Black-Scholes pricing model. The cumulative effect adjustment for a change in accounting principle relating to the estimate of forfeitures on all unvested awards at January 1, 2006 was immaterial and is included with the current period compensation expense. In accordance with the modified retrospective method, prior period financial statements have been restated based on amounts previously included in the pro forma disclosures under the original provisions of SFAS 123 for all prior years for which the provisions of SFAS 123 were effective. Additional detail regarding our stock-based compensation plans is included in Note 6 to the condensed consolidated financial statements.

(3) Acquisitions

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $65.0 million including estimated transaction costs. The purchase price is subject to an adjustment primarily based on the outcome of a six month claims settlement period. Claims that ultimately settle favorably or unfavorably to the opening balance sheet estimate will result in a purchase price adjustment.

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2006 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2005	$741,260	$523,315	$1,264,575
Corphealth adjustment	601	—	601

Balance at March 31, 2006	$741,861	$523,315	$1,265,176

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2006 and December 31, 2005:

	Weighted Average Life at 3/31/06	March 31, 2006			December 31, 2005
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

	(in thousands)
Other intangible assets:
Subscriber contracts	10.5yrs	$103,151	$23,033	$80,118	$103,251	$18,483	$84,768
Provider contracts	14.5yrs	11,500	1,407	10,093	10,300	1,202	9,098
Licenses and other	17.4yrs	11,189	3,040	8,149	12,890	2,741	10,149

Total other intangible assets	11.4yrs	$125,840	$27,480	$98,360	$126,441	$22,426	$104,015

Amortization expense for other intangible assets was approximately $5.1 million for the three months ended March 31, 2006 and $4.4 million for the three months ended March 31, 2005. The following table presents our estimate of amortization expense for the remaining nine months of 2006 and for each of the five next succeeding fiscal years:

(in thousands)
For the nine month period ending December 31, 2006	$13,593
For the years ending December 31,
2007	$15,181
2008	$12,351
2009	$8,371
2010	$7,812
2011	$7,755

(5) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Net income	$83,715	$106,735
Net unrealized investment losses, net of tax	(53,240)	(22,174)

Comprehensive income, net of tax	$30,475	$84,561

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(6) Stock-based Compensation Plans

We have plans under which options to purchase our common stock and restricted stock awards have been granted to officers, directors, key employees and consultants. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, stock-based compensation awards are generally settled with authorized but unissued company stock. The compensation cost that has been charged against income for these plans was as follows:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Stock-based compensation expense by type:
Stock options	$4,706	$5,508
Restricted stock awards	1,874	1,216

Total stock-based compensation expense	6,580	6,724
Tax benefit recognized	(2,418)	(2,528)

Stock-based compensation expense, net of tax	$4,162	$4,196

A greater proportion of the awards granted to employees, excluding executive officers, during the three months ended March 31, 2006 were restricted stock awards as opposed to stock options when compared to grants made in prior years.

The tax benefit recognized in our condensed consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $10.7 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively. There was no capitalized stock-based compensation cost.

At March 31, 2006, there were 12,324,751 shares reserved for employee and director stock award plans, including 1,332,087 shares of common stock available for future grants.

Stock Options

Stock options are granted with an exercise price equal to the average market value of the underlying common stock on the date of grant. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 to 10 years after grant. Upon grant, stock options are assigned a fair value based on the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the total requisite service period, generally the total vesting period, for the entire award.

The weighted average fair value of each option granted during the three months ended March 31, 2006 and 2005 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
Weighted average fair value at grant date	$19.26	$12.77
Expected option life (years)	4.9	5.0
Expected volatility	31.9%	37.5%
Risk-free interest rate	4.6%	3.9%
Dividend yield	None	None

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

When valuing employee stock options, we stratify the employee population into homogenous groups that exhibit similar exercise behaviors. These groups include directors, executives, and all other employees. We then value the stock options based on the unique assumptions for each of these employee groups.

We calculate the expected term for our employee stock options based on historical employee exercise behavior. The increase in our stock price in recent years and reduction of the contractual term from 10 years to 7 years has led to a pattern of earlier exercise by employees, therefore contributing to a gradual decline in the average expected term over the last few years.

The volatility used to value employee stock options is based on historical volatility. We calculate historical volatility using a simple average calculation methodology based on daily price intervals as measured over the expected term of the option. We have consistently applied this methodology since our adoption of the original disclosure provisions of SFAS 123. The decrease in the historical volatility used to value our employee stock options is due to changes in the stock price pattern over the past several years.

We base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.

Activity for our option plans was as follows for the three months ended March 31, 2006:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2005	9,661,758	$19.50
Granted	897,412	53.96
Exercised	(798,035)	16.87
Forfeited	(22,266)	28.16
Expired	—	—

Options outstanding at March 31, 2006	9,738,869	$22.87

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share (1)	Aggregate Intrinsic Value ($000) (1)
Options outstanding at March 31, 2006	9,738,869	$22.87	5.8 Years	$30.32	$295,234
Options exercisable at March 31, 2006	6,127,193	15.95	5.2 Years	37.16	227,686
Options vested and expected to vest	9,638,676	22.72	5.6 Years	30.46	293,584

(1)	Computed based upon the amount by which the fair market value of Humana’s common stock at March 31, 2006 of $53.11 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $28.2 million, compared with $17.0 million for the three months ended March 31, 2005. Cash received from stock option exercises totaled $13.5 million and $15.3 million for the three months ended March 31, 2006 and 2005, respectively.

Total compensation cost related to nonvested options not yet recognized was $31.1 million at March 31, 2006. We expect to recognize this compensation cost over a weighted average period of approximately 2.1 years.

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the average market price of Humana common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally three years from the date of grant.

The weighted average grant date fair value of our restricted stock awards was $53.83 for the three months ended March 31, 2006 and $32.37 for the three months ended March 31, 2005. Activity for our restricted stock awards was as follows for the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2005	501,340	$32.79
Granted	644,784	53.83
Vested	(3,642)	54.77
Forfeited	(8,941)	34.77

Nonvested restricted stock at March 31, 2006	1,133,541	$44.67

The fair value of shares vested during the three months ended March 31, 2006 was $0.2 million. Total compensation cost related to nonvested restricted stock awards not yet recognized was $35.2 million at March 31, 2006. We expect to recognize this compensation cost over a weighted average period of approximately 2.5 years. There are no other contractual terms covering restricted stock awards once vested.

Restatement

We adopted SFAS 123R effective January 1, 2006. In accordance with the modified-retrospective application method, we have adjusted previously reported results to reflect the effect of expensing stock options. The following table illustrates the effect of the retrospective application on the beginning balances of the specified balance sheet accounts as if the fair value method described in SFAS 123R had been applied to all prior years for which the original provisions of SFAS 123 were effective.

	As of December 31, 2005
	As Previously Reported	SFAS 123 Effect	As Restated
	(in thousands)
Other long-term liabilities (net deferred tax liability)	$662,129	$(34,769)	$627,360
Total liabilities	4,395,509	(34,769)	4,360,740
Capital in excess of par value	1,098,117	137,771	1,235,888
Retained earnings	1,538,306	(116,631)	1,421,675
Unearned stock compensation	(13,629)	13,629	—
Total stockholders’ equity	2,474,105	34,769	2,508,874

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The effect of the retrospective adoption of SFAS 123R on the condensed consolidated statements of income and cash flows is as follows:

	For the three months ended March 31, 2005
	As Previously Reported	SFAS 123 Effect	As Restated
	(in thousands, except per share results)
Selling, general and administrative expense:
Government	$182,176	$1,752	$183,928
Commercial	291,857	3,255	295,112

Consolidated selling, general and administrative expense	$474,033	$5,007	$479,040

Income from operations:
Government	$74,345	$(1,752)	$72,593
Commercial	55,865	(3,255)	52,610

Consolidated income from operations	$130,210	$(5,007)	$125,203

Income before income taxes:
Government	$72,224	$(1,752)	$70,472
Commercial	49,463	(3,255)	46,208

Consolidated income before income taxes	$121,687	$(5,007)	$116,680

Provision for income taxes	$11,892	$(1,947)	$9,945

Net income	$109,795	$(3,060)	$106,735

Basic earnings per common share	$0.68	$(0.02)	$0.66
Diluted earnings per common share	$0.67	$(0.02)	$0.65

Shares used to compute diluted earnings per common share	164,179	317	164,496

Net cash provided by operating activities	$99,228	$(3,655)	$95,573
Net cash provided by financing activities	$332,279	$3,655	$335,934

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(7) Earnings Per Common Share

The following table provides details supporting the computation of basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
	(in thousands, except per share results)
Net income available for common stockholders	$83,715	$106,735
Weighted average outstanding shares of common stock used to compute basic earnings per common share	163,116	160,911
Dilutive effect of:
Employee stock options	3,996	3,576
Restricted stock	213	9

Shares used to compute diluted earnings per common share	167,325	164,496

Basic earnings per common share	$0.51	$0.66

Diluted earnings per common share	$0.50	$0.65

Number of antidilutive stock options excluded from computation	496	—

(8) Income Taxes

The effective income tax rate was 36.2% for the three months ended March 31, 2006 and 8.5% for the three months ended March 31, 2005. The lower effective tax rate for the three months ended March 31, 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year.

(9) Long-term Debt

During the three months ended March 31, 2006, we borrowed $100.0 million under our 5-year $600 million unsecured revolving credit agreement which expires in September 2009. These borrowings related primarily to the anticipation of funding additional capital into certain subsidiaries during 2006 in conjunction with anticipated growth in Medicare revenues. At March 31, 2006, we had $300 million of borrowings under the credit agreement outstanding at an interest rate of 5.5%.

(10) Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 49% of our total premiums and administrative services only, or ASO, fees for the three months ended March 31, 2006, primarily consisted of products covered under the Medicare Advantage and PDP contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year. CMS has notified Humana of its intention to renew Humana’s contracts for 2007.

Our TRICARE business, which accounted for approximately 13% of our total premiums and ASO fees for the three months ended March 31, 2006, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals on April 1 of each year at the Government’s option and expires March 31, 2009. Effective April 1, 2006, the South Region contract was extended into the third option period, which runs from April 1, 2006 to March 31, 2007. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the third option period were renegotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military presence around the world. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 3% of our total premiums and ASO fees for the three months ended March 31, 2006, consisted of contracts in Puerto Rico and Florida. Our 3-year contracts with the Puerto Rico Health Insurance Administration, which accounted for approximately 2% of our total premium and ASO fees for the three months ended March 31, 2006, previously were extended a fourth year and these contracts will now expire on June 30, 2006. We have been preparing to bid on the new contracts that would have been effective beginning July 2006. However, a request for a bid proposal has not yet been issued by the Puerto Rico Health Insurance Administration and, it appears that the Puerto Rico Health Insurance Administration will request an additional extension of the existing contracts through September 30, 2006, subject to our mutual agreement on terms and rates. There is no assurance that it will request such an extension, and we are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico.

Our other current Medicaid contract, which is in Florida, is scheduled to expire on June 30, 2006. Due to Medicaid reform in Florida, we are currently negotiating the terms and rates for the renewal contract. We expect the current contract to be extended until August 31, 2006, and the subsequent renewal contract to be effective for a two-year term beginning September 1, 2006; although there can be no assurance that the extension or renewal will occur.

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

On October 17, 2005, we and representatives of over 700,000 physicians and several state medical societies reached an agreement (“Settlement Agreement”) to settle the lawsuit by payment of $40 million for the physicians and an amount up to $18 million for the plaintiffs’ attorneys, subject to approval by the Court. The Settlement Agreement recognizes that we have undertaken certain initiatives to facilitate relationships with, and payments to, physicians and provides for additional initiatives over its four-year term. The Court preliminarily approved the Settlement Agreement on October 19, 2005. Following a settlement hearing on March 6, 2006, the Court gave final approval to the terms of the Settlement Agreement and directed the entry of final judgment dismissing all claims against Humana with prejudice in an order filed March 15, 2006. Certain objectors to the settlement have appealed the order of final approval. Under the Settlement Agreement, Humana’s payments to physicians and plaintiffs’ counsel will be postponed until the appeals are resolved.

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

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

On September 21, 2001, the Texas Attorney General initiated a similar investigation. No actions have been filed against us by either state.

In addition, our business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There has been increased scrutiny by these regulators of the business practices of managed care companies, including allegations of anticompetitive and unfair business activities, claims payment practices, commission payment practices, and utilization management practices. Some of these reviews have resulted in fines imposed on us and required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.

We also are involved in other lawsuits that arise in the ordinary course of our business operations, including claims of medical malpractice, bad faith, nonacceptance or termination of providers, improper rate setting, failure to disclose network discounts and various other provider arrangements, as well as challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims and challenges to our implementation of the new Medicare prescription drug program. Pending state and federal legislative activity may increase our exposure for any of these types of claims.

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

(11) Segment Information

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, ASO, and specialty. We identified our segments in accordance with the aggregation provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The accounting policies of each segment are the same and are described in Note 2 to our Form 10-K for the year ended December 31, 2005. Prior period amounts have been restated in accordance with the adoption of SFAS 123R. See Note 6 for a more detailed discussion of the restatement. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share some indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Humana Inc .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three months ended March 31, 2006 and 2005:

	Government Segment
	For the three months ended March 31,
	2006	2005
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$1,720,843	$983,141
Medicare stand-alone PDP	515,157	—

Total Medicare	2,236,000	983,141
TRICARE	600,754	562,328
Medicaid	129,467	134,414

Total premiums	2,966,221	1,679,883
Administrative services fees	11,191	13,402
Investment and other income	12,798	3,507

Total revenues	2,990,210	1,696,792

Operating expenses:
Medical	2,537,874	1,429,030
Selling, general and administrative	409,784	183,928
Depreciation and amortization	19,306	11,241

Total operating expenses	2,966,964	1,624,199

Income from operations	23,246	72,593
Interest expense	1,674	2,121

Income before income taxes	$21,572	$70,472

	Commercial Segment
	For the three months ended March 31,
	2006	2005
	(in thousands)
Revenues:
Premiums:
Fully insured
PPO	$905,881	$904,473
HMO	548,051	612,921

Total fully insured	1,453,932	1,517,394
Specialty	101,333	93,538

Total premiums	1,555,265	1,610,932
Administrative services fees	67,487	50,111
Investment and other income	91,403	29,390

Total revenues	1,714,155	1,690,433

Operating expenses:
Medical	1,246,052	1,324,703
Selling, general and administrative	331,102	295,112
Depreciation and amortization	15,600	18,008

Total operating expenses	1,592,754	1,637,823

Income from operations	121,401	52,610
Interest expense	11,765	6,402

Income before income taxes	$109,636	$46,208

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2005 that was filed with the SEC on March 3, 2006. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2005 revenues of $14.4 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and Internet-based plans for employer groups, government-sponsored programs, and individuals. As of March 31, 2006, we had approximately 9.3 million members in our medical benefit programs, as well as approximately 1.9 million members in our specialty products programs.

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes three lines of business: fully insured medical, ASO, and specialty. We identified our segments in accordance with the aggregation provisions of SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premium, ASO fee, and plan benefit levels that are commensurate with our medical and administrative costs. Medical costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and medical procedures, increasing capacity and supply of medical services, new prescription drugs and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulation.

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to substantial growth during the first quarter of 2006. Medicare Advantage membership increased to 741,200 members at March 31, 2006, up 32.9% from 557,800 members at December 31, 2005, primarily due to sales of Private Fee-For-Service, or PFFS, products. Our new Medicare stand-alone PDP products added 1,959,000 members during the first quarter of 2006. Likewise, Medicare premium revenues have increased 127.4% to $2.2 billion for the first quarter of 2006 from $1.0 billion in the first quarter of 2005. We expect the Medicare line of business to continue to grow primarily during the enrollment periods which generally wind up by the end of the second quarter of 2006. We expect full year 2006 Medicare premium revenues to more than double relative to 2005 as a result of sales of our Medicare Advantage and PDP products.

Earnings in our Government segment are expected to be relatively lower during the first half of 2006 and considerably higher during the latter half of the year due to the combination of 1) the earnings pattern anticipated for our new PDP business and 2) selling, general and administrative expenses, or SG&A expenses, for our Medicare Advantage and PDP business. Our earnings pattern is significantly impacted by the amount of prescription drug costs incurred in the first half relative to the latter half of the year due to the PDP benefit designs. These benefit designs result in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period as specified under the CMS “defined standard” plan. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages for the plans which comprise the majority of our membership, resulting in a declining medical expense ratio, or MER, for the PDP products as the year progresses.

With respect to Medicare SG&A expenses, we anticipate spending significantly more on sales and marketing costs in the first half of the year relative to the latter half, as the 2006 enrollment period draws to a close mid-year. Additionally, during the latter half of the year, we anticipate that our revenues will reach the level ultimately contemplated by our infrastructure and service capacity build out that began in late 2005 and continued through the end of the first quarter of 2006.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and exercise pricing discipline relative to our fully-insured accounts. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. Commercial segment medical membership increased 2.8% to 3,259,400 as a result of higher ASO membership, partially offset by a decline in our fully insured group membership. We experienced a decline in our fully insured commercial membership as a result of pricing actions by some competitors who we perceive as desiring to gain market share in certain markets.

Other Highlights

•	During the first quarter of 2006, we sold CorSolutions Medical, Inc., or CorSolutions, a disease management venture capital investment for cash proceeds of $65.3 million, resulting in a realized pretax gain of $51.7 million.

•	The effective income tax rate was 36.2% for the first quarter of 2006 compared to 8.5% for the first quarter of 2005. The lower effective tax rate for the first quarter of 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million.

•	Cash flows from operations increased $912.4 million to $1,008.0 million in the first quarter of 2006 compared to $95.6 million in the first quarter of 2005. The first quarter of 2006 included four monthly Medicare payments compared to three during the first quarter of 2005, increasing operating cash flows by $774.7 million.

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

Recent Acquisitions

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $65.0 million including estimated transaction costs. The acquisition of CHA Health added approximately 64,400 fully-insured group members and 28,100 ASO members to our Commercial segment medical membership. This transaction is not expected to have a material impact on our results of operations or cash flows from operations for 2006.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominate form of stock compensation for us, were not recognized as compensation expense under APB No. 25. SFAS 123R requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We adopted SFAS 123R on January 1, 2006 under the retrospective transition method using the Black-Scholes pricing model. Additional details regarding our adoption of SFAS 123R and our stock-based compensation plans are included in Note 2 and Note 6 to the condensed consolidated financial statements included in this report.

  Comparison of Results of Operations for 2006 and 2005

The following discussion primarily deals with our results of operations for the three months ended March 31, 2006, or the 2006 quarter, and the three months ended March 31, 2005, or the 2005 quarter.

The following table presents certain financial data for our two segments:

	For the three months ended March 31,		Change
	2006	2005	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$1,720,843	$983,141	$737,702	75.0%
Medicare PDP	515,157	—	515,157	100.0%

Total Medicare	2,236,000	983,141	1,252,859	127.4%
TRICARE	600,754	562,328	38,426	6.8%
Medicaid	129,467	134,414	(4,947)	(3.7)%

Total Government	2,966,221	1,679,883	1,286,338	76.6%

Fully insured	1,453,932	1,517,394	(63,462)	(4.2)%
Specialty	101,333	93,538	7,795	8.3%

Total Commercial	1,555,265	1,610,932	(55,667)	(3.5)%

Total	$4,521,486	$3,290,815	$1,230,671	37.4%

Administrative services fees:
Government	$11,191	$13,402	$(2,211)	(16.5)%
Commercial	67,487	50,111	17,376	34.7%

Total	$78,678	$63,513	$15,165	23.9%

Income before income taxes (a):
Government	$21,572	$70,472	$(48,900)	(69.4)%
Commercial	109,636	46,208	63,428	137.3%

Total	$131,208	$116,680	$14,528	12.5%

Medical expense ratios (b):
Government	85.6%	85.1%		0.5%
Commercial	80.1%	82.2%		(2.1)%

Total	83.7%	83.7%		—%

SG&A expense ratios (a), (c):
Government	13.8%	10.9%		2.9%
Commercial	20.4%	17.8%		2.6%

Total	16.1%	14.3%		1.8%

(a)	Prior period amounts have been restated in accordance with the adoption of SFAS 123R as more fully discussed in Note 6 to the condensed consolidated financial statements included in this report.
(b)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(c)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Ending medical membership was as follows at March 31, 2006 and 2005:

	March 31,		Change
	2006	2005	Members	Percentage
Government segment medical members:
Medicare Advantage	741,200	449,900	291,300	64.7%
Medicare PDP	1,959,000	—	1,959,000	100.0%

Total Medicare	2,700,200	449,900	2,250,300	500.2%

TRICARE	1,724,700	1,723,400	1,300	0.1%
TRICARE ASO	1,149,300	1,148,400	900	0.1%

Total TRICARE	2,874,000	2,871,800	2,200	0.1%
Medicaid	427,000	477,200	(50,200)	(10.5)%

Total Government	6,001,200	3,798,900	2,202,300	58.0%

Commercial segment medical members:
Fully insured	1,864,200	2,039,300	(175,100)	(8.6)%
ASO	1,395,200	1,180,100	215,100	18.2%

Total Commercial	3,259,400	3,219,400	40,000	1.2%

Total medical membership	9,260,600	7,018,300	2,242,300	31.9%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $83.7 million, or $0.50 per diluted common share, in the 2006 quarter compared to $106.7 million, or $0.65 per diluted common share, in the 2005 quarter. The introduction of the stand-alone PDP product, combined with higher Medicare sales, marketing, and service infrastructure costs versus the 2005 quarter contributed to the decline in earnings.

Premium Revenues and Medical Membership

Premium revenues increased 37.4% to $4.5 billion for the 2006 quarter, compared to $3.3 billion for the 2005 quarter. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues. Premium revenues reflect the addition of our PDP business and other changes in membership, and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased 76.6% to $3.0 billion for the 2006 quarter, compared to $1.7 billion for the 2005 quarter. This increase primarily was attributable to the expanded participation in various Medicare programs and geographic markets. Sales of our PFFS products drove the majority of the 64.7% increase in Medicare Advantage members since March 31, 2005. Additionally, our new Medicare stand-alone PDP products added 1,959,000 members and $515.2 million in new premium revenues during the 2006 quarter. Average per member premiums for our Medicare Advantage business increased approximately 6% from the 2005 quarter to the 2006 quarter. Expanded participation in various Medicare programs and markets combined with increased sales and marketing efforts for these programs during the second quarter of 2006 are anticipated to contribute to continued enrollment growth in that quarter. Total Medicare premium revenue for the full year 2006 is projected to more than double from 2005. Medicaid membership declined by 50,200 members from March 31, 2005 to March 31, 2006 primarily due to the non-renewal of the Illinois Medicaid program on July 31, 2005 and a shift of eligible Puerto Rico Medicaid members to the Medicare program.

Commercial segment premium revenues decreased 3.5% to $1.6 billion for the 2006 quarter. Lower premium revenues primarily resulted from a reduction of fully insured membership partially offset by increases in average per member premiums. Our fully insured membership decreased 8.6%, or 175,100 members, to 1,864,200 at March 31, 2006 compared to 2,039,300 at March 31, 2005 primarily due to continued attrition due to the ongoing competitive environment within the fully insured group accounts, partially offset by membership gains in the individual and consumer-choice product lines. Average per member premiums for our fully insured group medical members increased approximately 7% from the 2005 quarter to the 2006 quarter.

Administrative Services Fees

Our administrative services fees for the 2006 quarter were $78.7 million, an increase of $15.2 million, or 23.9%, from $63.5 million for the 2005 quarter primarily due to increases in our Commercial segment administrative services fees.

For the Commercial segment, administrative services fees increased $17.4 million, or 34.7%, from $50.1 million for the 2005 quarter to $67.5 million for the 2006 quarter. This increase resulted from increased membership and higher average per member fees. ASO membership of 1,180,100 members at March 31, 2005 increased 18.2% to 1,395,200 at March 31, 2006. Average per member fees increased approximately 19% in the 2006 quarter.

Investment and Other Income

Investment and other income totaled $104.2 million for the 2006 quarter, an increase of $71.3 million from $32.9 million for the 2005 quarter. This increase primarily was attributable to a $51.7 million gain realized in the 2006 quarter related to the sale of CorSolutions, a venture capital investment. Higher average invested balances and interest rates also contributed to the increase in investment income. Higher average invested balances resulted in $7.4 million of additional investment income. The average yield on investment securities was 4.35% for the 2006 quarter compared to 3.72% for the 2005 quarter.

Medical Expense

Consolidated medical expenses increased $1.0 billion, or 37.4%, during the 2006 quarter compared to the 2005 quarter. The increase was primarily driven by the increase in the number of members, particularly Medicare members, and an increase in average per member claims costs primarily from the effects of health care inflation.

MER, which is computed by taking total medical expenses as a percentage of premium revenues, represents a key industry statistic used to measure underwriting profitability.

The consolidated MER for the 2006 quarter was 83.7%, consistent with the 2005 quarter. An improvement in the Commercial segment MER was offset by a higher Government segment MER associated with the new Medicare PDP offerings.

The Government segment’s medical expenses increased $1.1 billion, or 77.6% during the 2006 quarter compared to the 2005 quarter primarily due to an increase in the number of Medicare members, including those enrolled in our PDPs, and to a lesser extent, an increase in average per member claims costs.

The Government segment’s MER for the 2006 quarter was 85.6%, a 50 basis point increase from the 2005 quarter rate of 85.1%. The increase was primarily attributable to the establishment of the stand-alone PDPs in January 2006 with an MER of 96.4%. The MER for our PDP business was impacted by the amount of prescription drug costs recognized as incurred relative to premium revenue due to PDP benefit designs. These benefit designs result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages for the plans which comprise the majority of our membership, resulting in a declining MER for the PDP products as the year progresses. We expect a MER for the full year 2006 of approximately 85.0% to 88.0% for aggregate stand-alone PDP plans, with MER improvement in each sequential quarter throughout the year. Variables that may impact the quarterly MER for stand-alone PDPs include 1) the timing of member enrollment, 2) the PDP offering chosen by the member, and 3) the rate at which the members in our standard plan offering utilize their coverage.

The Commercial segment’s medical expenses decreased $78.7 million, or 5.9% from the 2005 quarter to the 2006 quarter. This decrease primarily results from the decrease in fully insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully insured group members was approximately 5% for the 2006 quarter and is expected to rise in the range of 6% to 7% for the full year 2006.

The MER for the Commercial segment of 80.1% in the 2006 quarter decreased 210 basis points from the 2005 quarter MER of 82.2%. The decrease in MER for the 2006 quarter primarily reflects improving medical cost utilization trends and to a lesser extent, an increase in the percentage of small group members comprising our total fully-insured block. Smaller group accounts generally carry a lower MER than larger group accounts.

SG&A Expense

Consolidated selling, general, and administrative (SG&A) expenses increased $261.8 million or 54.7% during the 2006 quarter compared to the 2005 quarter primarily resulting from an increase in the number of employees and increased sales and marketing costs due to the Medicare expansion. The number of employees increased by 1,200 to 19,900 from 18,700 at December 31, 2005, and by 5,900 from the first quarter of 2005, primarily in the sales and customer service functions associated with the growth in the Medicare business.

The SG&A expense ratio, which is computed by taking total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees, represents a key industry statistic used to measure administrative spending efficiency.

The consolidated SG&A expense ratio for the 2006 quarter was 16.1%, increasing 180 basis points from 14.3% for the 2005 quarter. The SG&A expense ratio increase primarily resulted from the increased spending associated with the Medicare expansion. The consolidated SG&A expense ratio is expected to improve to be in the range of 13% to 14% for the full year 2006 as marketing expenses decline once the Medicare enrollment period ends mid-year and the average membership associated with the Medicare expansion increases throughout the year, providing more leverage against administrative expenses.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $225.9 million, or 122.8% during the 2006 quarter compared to the 2005 quarter. The Government segment SG&A expense ratio increased 290 basis points from 10.9% for the 2005 quarter to 13.8% for the 2006 quarter. These increases resulted from higher spending associated with the Medicare expansion. In particular, marketing expenses and customer service costs per member were significantly higher in the 2006 quarter as compared to the 2005 quarter.

The Commercial segment SG&A expenses increased $36.0 million, or 12.2% during the first quarter of 2006 compared to the same period in 2005. The Commercial segment SG&A expense ratio increased 260 basis points from 17.8% for the 2005 quarter to 20.4% for the 2006 quarter. This increase primarily resulted from an increase in the percentage of small group members comprising our total fully-insured membership as well as the continued shift in the mix of membership towards ASO. At March 31, 2005, 37% of our Commercial segment medical membership related to ASO business compared to 43% at March 31, 2006. Small group accounts bear a higher SG&A ratio than larger group accounts and ASO business bears a significantly higher SG&A ratio than fully insured business.

Depreciation and Amortization

Depreciation and amortization for the 2006 quarter totaled $34.9 million compared to $29.2 million for the 2005 quarter, an increase of $5.7 million, or 19.5%. The increase resulted primarily from capital expenditures related to the Medicare expansion.

Interest Expense

Interest expense was $13.4 million for the 2006 quarter, compared to $8.5 million for the 2005 quarter, an increase of $4.9 million. This increase primarily resulted from higher interest rates and higher average outstanding debt. The average interest rate during the 2006 quarter of 6.4% increased 170 basis points compared to 4.7% during the 2005 quarter, resulting in an increase in interest expense of $3.2 million. The higher average outstanding debt balance increased interest expense $1.7 million during the 2006 quarter.

Income Taxes

Our effective tax rate during the first quarter of 2006 of 36.2% increased 27.7% compared to the 8.5% effective tax rate in the 2005 quarter. The effective tax rate for the first quarter of 2005 reflects the favorable impact from the resolution of a contingent tax gain of $22.8 million in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year. We expect the full year 2006 effective tax rate to be in the range of 35% to 37%.

Membership

The following table presents our medical and specialty membership at March 31, 2006, and at the end of each quarter in 2005:

	2006	2005
	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	741,200	557,800	503,100	474,300	449,900
Medicare PDP	1,959,000	—	—	—	—

Total Medicare	2,700,200	557,800	503,100	474,300	449,900

TRICARE	1,724,700	1,750,900	1,747,100	1,733,600	1,723,400
TRICARE ASO	1,149,300	1,138,200	1,127,300	1,142,800	1,148,400

Total TRICARE	2,874,000	2,889,100	2,874,400	2,876,400	2,871,800
Medicaid	427,000	457,900	459,400	477,900	477,200

Total Government	6,001,200	3,904,800	3,836,900	3,828,600	3,798,900

Commercial segment:
Fully insured	1,864,200	1,999,800	2,007,400	2,021,300	2,039,300
ASO	1,395,200	1,171,000	1,170,500	1,178,400	1,180,100

Total Commercial	3,259,400	3,170,800	3,177,900	3,199,700	3,219,400

Total medical members	9,260,600	7,075,600	7,014,800	7,028,300	7,018,300

Specialty Membership:
Commercial segment	1,882,300	1,902,100	1,855,500	1,836,100	1,824,100

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

Cash and cash equivalents increased to $1,843.4 million at March 31, 2006 from $732.0 million at December 31, 2005, and from $560.3 million at March 31, 2005. The change in cash and cash equivalents for the three months ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005
	(in thousands)
Net cash provided by operating activities	$1,007,973	$95,573
Net cash used in investing activities	(439,668)	(451,322)
Net cash provided by financing activities	543,084	335,934

Increase (decrease) in cash and cash equivalents	$1,111,389	$(19,815)

Cash Flow from Operating Activities

Our operating cash flows for the 2006 quarter were significantly impacted by the timing of the Medicare premium remittance which is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. As such, Medicare receipts for April 2006 of $774.7 million were received on March 31, 2006 because April 1 fell on a weekend. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at March 31, 2006.

In addition to the impact from the timing of the Medicare premium receipts, Medicare enrollment growth contributed to increased operating cash flows in 2006. Comparisons of our operating cash flows also are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005	Change
	(in thousands)
TRICARE:
Base receivable	$484,615	$509,444	$(24,829)
Change orders	6,043	32,285	(26,242)

TRICARE subtotal	490,658	541,729	(51,071)

Medicare	171,274	63,931	107,343
Commercial and other	157,315	165,549	(8,234)
Allowance for doubtful accounts	(34,534)	(32,557)	(1,977)

Total net receivables	$784,713	$738,652	$46,061

TRICARE base receivables primarily consist of underwriting fees and estimated amounts owed from the federal government for claims incurred including claims incurred but not reported, or IBNR. The decrease in base receivable resulted primarily from a decrease in our estimate of IBNR offset by an increase in underwriting fee receivables. The $26.2 million decrease in TRICARE change order receivables resulted from the collection of receivables related to an equitable adjustment to the contract price negotiated in late 2005 for services not originally specified in the contract.

The $107.3 million increase in Medicare receivables as of March 31, 2006 as compared to December 31, 2005 primarily resulted from (1) growth in Medicare membership, and (2) an increase in receivables associated with CMS’s risk adjustment model.

The detail of medical and other expenses payable was as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005	Change
	(in thousands)
IBNR (1)	$1,345,275	$1,074,489	$270,786
TRICARE claims payable (2)	453,065	514,426	(61,361)
Reported claims in process (3)	67,727	67,065	662
Other medical expenses payable (4)	303,422	253,702	49,720

Total medical and other expenses payable	$2,169,489	$1,909,682	$259,807

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	TRICARE claims payable includes all claim activity associated with TRICARE, including IBNR and payables for sharing risk with the federal government for cost overruns.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during 2006 due to growth in Medicare membership and to a lesser extent medical claims inflation.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $193.7 million in the 2006 quarter. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $45.3 million in the 2006 quarter compared to $36.2 million in the same period in 2005. The increased spending in 2006 primarily resulted from our Medicare expansion initiatives. Excluding acquisitions, we expect our total capital expenditures in 2006 to range between $125 million and $135 million.

During the 2005 quarter, we paid $348.1 million to acquire CarePlus Health Plans of Florida, or CarePlus, net of cash acquired.

Cash Flow from Financing Activities

During the 2006 quarter, we borrowed $100 million under our credit agreement. These borrowings related primarily to the anticipation of funding additional capital into certain subsidiaries during 2006 in conjunction with anticipated growth in Medicare revenues. During the 2005 quarter, we borrowed $294.0 million under the credit agreement to finance the acquisition of CarePlus.

As discussed in Note 2 to the condensed consolidated financial statements included in this report, with respect to the new Medicare prescription drug program effective January 1, 2006, we received deposits from CMS in excess of related withdrawals of $220.8 million.

The remainder of the cash provided by financing activities in the 2006 and 2005 quarters resulted primarily from the change in the securities lending payable, proceeds from stock option exercises, the tax benefit from stock compensation, and the change in book overdraft.

Senior Notes

We previously issued in the public debt capital markets, $300 million aggregate principal amount of 7.25% senior unsecured notes that mature on August 1, 2006 and $300 million aggregate principal amount of 6.30% senior unsecured notes that mature on August 1, 2018. We have entered into interest rate swap agreements to exchange the fixed interest rate under these senior notes for a variable interest rate based on LIBOR.

Credit Agreement

Our 5-year $600 million unsecured revolving credit agreement expires in September 2009. Under the agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. Borrowings under the revolving credit agreement bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 50 to 112.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 12.5 and 37.5 basis points, depending upon our credit ratings. In addition, a utilization fee of 12.5 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $600 million commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The 5-year $600 million credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of net worth, minimum interest coverage, and maximum leverage ratios. At March 31, 2006, we were in compliance with all applicable financial covenant requirements. The terms of this credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect, and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. At this time, we do not believe the material adverse effect clause poses a material funding risk to us. We have other relationships, including financial advisory and banking, with some of the parties to the credit agreement.

At March 31, 2006, we had $300 million of borrowings under the credit agreement outstanding at an interest rate of 5.5%. In addition, we have outstanding letters of credit of $35.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of March 31, 2006, we had $264.9 million of remaining borrowing capacity under the credit agreement.

Commercial Paper Program

We maintain and may issue short-term debt securities under a commercial paper program when market conditions allow. The program is backed by our credit agreement described above.

At March 31, 2006 and 2005, we had no commercial paper borrowings outstanding.

Other Borrowings

Other borrowings of $3.5 million at March 31, 2006 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

Shelf Registration

On March 31, 2006, we filed a universal shelf registration statement with the SEC. We are considered a “well known seasoned issuer” under the Securities Offering Reform Act that became effective in December 2005. The universal shelf registration allows us to sell our debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. The net proceeds from any future sales of our securities under the universal shelf registration may be used for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, access to debt and equity markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, to fund future expansion opportunities and capital expenditures in the foreseeable future, and to refinance debt as it matures.

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

As of March 31, 2006, we maintained aggregate statutory capital and surplus of $1,393.7 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $834.9 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated premium growth in 2006 resulting from the expansion of our Medicare products, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $500 million to $600 million in the remainder of 2006.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by all states and Puerto Rico at March 31, 2006, we would be required to fund $20.9 million in one of our Puerto Rico subsidiaries to meet all requirements. After this funding, we would have $472.5 million of aggregate capital and surplus above any of the levels that require corrective action under RBC.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our principal accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2006.

Based on our evaluation, our CEO, CFO and principal accounting officer concluded that our disclosure controls and procedures are effective, at a reasonable assurance level, in timely alerting them to material information required to be included in our periodic SEC reports.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1:	Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 10 to the condensed consolidated financial statements beginning on page 14 of this Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on March 3, 2006 have not materially changed. Some of the risks which may be relevant to us could include:

•	if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of medical claim reserves based upon our estimates of future medical claims are inadequate, our profitability could decline;

•	if we do not design and price our products properly and competitively, our membership and profitability could decline;

•	if we fail to effectively implement our operational and strategic initiatives, our business could be materially adversely affected;

•	if we fail to properly maintain the integrity of our data, to strategically implement new information systems, or to protect our proprietary rights to our systems, our business could be materially adversely affected;

•	we are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages;

•	as a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs;

•	our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, increases our costs of doing business and could adversely affect our profitability;

•	our ability to manage administrative costs could hamper profitability;

•	any failure by us to manage acquisitions, and other significant transactions successfully could harm our financial results, business and prospects;

•	if we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected;

•	if we fail to manage prescription drug programs successfully, our financial results could suffer;

•	our ability to obtain funds from our subsidiaries is restricted;

•	ratings are an important factor in our competitive position; and

•	increased litigation and negative publicity could increase our cost of doing business.

This list of important factors is not intended to be exhaustive. A further list and description of some of these risks and uncertainties can be found in our reports filed with the SEC from time to time, including our annual reports on Form 10-K and quarterly reports on Form 10-Q. Any or all forward-looking statements we make may turn out to be wrong. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. Except to the extent otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

	(a)	The regular annual meeting of the stockholders of Humana Inc. was held in Louisville, Kentucky on April 27, 2006, for the purpose of voting on the proposals described in clause (c) below.

	(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees for directors. All of management’s nominees for directors were elected as set forth in clause (c) below.

	(c)	Three proposals were submitted to a vote of security holders as follows:

(1) The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
David A. Jones, Jr.	143,113,308	3,944,210
Frank A. D’Amelio	144,490,708	2,566,809
W. Roy Dunbar	144,508,565	2,548,953
Kurt J. Hilzinger	145,336,374	1,721,144
Michael B. McCallister	143,342,177	3,715,341
James J. O’Brien	145,420,125	1,637,393
W. Ann Reynolds, Ph.D.	141,339,634	5,717,884
James O. Robbins	145,427,678	1,629,840

  (2)  The stockholders approved the appointment of PricewaterhouseCoopers LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2006. This proposal received votes as follows:

For	Against	Abstain
145,785,393	323,286	948,837

(3) The stockholders approved the Amended and Restated 2003 Stock Incentive Plan. This proposal received votes as follows:

For	Against	Abstain
123,423,067	7,562,247	1,044,626

Item 5:	Other Information

In accordance with the company’s retirement-age policy, John R. Hall retired from the board of directors. Mr. Hall, who had served as a board member since 1992, retired after the 2006 annual meeting of shareholders.

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

HUMANA INC.
(Registrant)

Date:	May 2, 2006	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)

Date:	May 2, 2006	By:	/S/ ARTHUR P. HIPWELL
Arthur P. Hipwell
Senior Vice President and
General Counsel