Form 10-Q
period 2006-06-30
HUMANA INC
filed 2006-08-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2006
$0.16 2/3 par value	165,064,221 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2006

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,258,464	$732,016
Investment securities	2,998,440	2,354,904
Receivables, less allowance for doubtful accounts of $41,280 in 2006 and $32,557 in 2005:
Premiums	767,610	723,190
Administrative services fees	14,842	15,462
Securities lending collateral	240,849	47,610
Other current assets	778,821	333,004

Total current assets	7,059,026	4,206,186

Property and equipment, net	505,721	484,412
Other assets:
Long-term investment securities	387,362	391,035
Goodwill	1,307,650	1,264,575
Other long-term assets	576,841	523,406

Total other assets	2,271,853	2,179,016

Total assets	$9,836,600	$6,869,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$2,457,643	$1,909,682
Trade accounts payable and accrued expenses	1,102,919	560,550
Book overdraft	271,824	280,005
Securities lending payable	240,849	47,610
Unearned revenues	1,170,278	120,489
Current portion of long-term debt	299,941	301,254

Total current liabilities	5,543,454	3,219,590
Long-term debt	784,399	513,790
Other long-term liabilities	849,952	627,360

Total liabilities	7,177,805	4,360,740

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 181,012,456 shares issued at June 30, 2006 and 179,062,807 shares issued at December 31, 2005	30,170	29,843
Capital in excess of par value	1,285,399	1,235,888
Retained earnings	1,594,879	1,421,675
Accumulated other comprehensive (loss) income	(43,352)	24,832
Treasury stock, at cost, 15,948,235 shares at June 30, 2006 and 15,846,384 shares at December 31, 2005	(208,301)	(203,364)

Total stockholders’ equity	2,658,795	2,508,874

Total liabilities and stockholders’ equity	$9,836,600	$6,869,614

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share results)
Revenues:
Premiums	$5,264,475	$3,446,019	$9,785,961	$6,736,834
Administrative services fees	83,711	66,655	162,389	130,168
Investment and other income	58,983	33,687	163,184	66,584

Total revenues	5,407,169	3,546,361	10,111,534	6,933,586

Operating expenses:
Medical	4,479,501	2,888,509	8,263,427	5,642,242
Selling, general and administrative	733,863	490,919	1,474,749	969,959
Depreciation and amortization	36,596	31,763	71,502	61,012

Total operating expenses	5,249,960	3,411,191	9,809,678	6,673,213

Income from operations	157,209	135,170	301,856	260,373

Interest expense	16,887	10,322	30,326	18,845

Income before income taxes	140,322	124,848	271,530	241,528

Provision for income taxes	50,833	43,436	98,326	53,381

Net income	$89,489	$81,412	$173,204	$188,147

Basic earnings per common share	$0.55	$0.50	$1.06	$1.17

Diluted earnings per common share	$0.53	$0.49	$1.03	$1.14

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$173,204	$188,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,502	61,012
Gain on sale of investment securities, net	(58,064)	(2,461)
Stock-based compensation	15,051	14,370
(Benefit) provision for deferred income taxes	(1,226)	11,186
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	(42,957)	(26,250)
Other assets	(359,300)	(28,514)
Medical and other expenses payable	526,763	218,166
Other liabilities	172,719	(117,906)
Unearned revenues	1,044,850	(44,951)
Other, net	286	2,061

Net cash provided by operating activities	1,542,828	274,860

Cash flows from investing activities
Acquisitions, net of cash acquired	(25,931)	(352,726)
Purchases of property and equipment	(81,973)	(67,227)
Proceeds from sales of property and equipment	2,156	38
Purchases of investment securities	(2,258,548)	(1,245,605)
Maturities of investment securities	1,010,397	393,612
Proceeds from sales of investment securities	712,685	759,835
Change in securities lending collateral	(193,239)	842

Net cash used in investing activities	(834,453)	(511,231)

Cash flows from financing activities
Receipts from CMS contract deposits	1,045,062	—
Withdrawals from CMS contract deposits	(736,425)	—
Borrowings under credit agreement	100,000	294,000
Repayments under credit agreement	(300,000)	(50,000)
Proceeds from issuance of senior notes	498,545	—
Debt issue costs	(3,825)	—
Change in book overdraft	(8,181)	(9,567)
Change in securities lending payable	193,239	(842)
Common stock repurchases	(4,937)	(1,691)
Tax benefit from stock-based compensation	13,656	6,225
Proceeds from stock option exercises and other	20,939	21,957

Net cash provided by financing activities	818,073	260,082

Increase in cash and cash equivalents	1,526,448	23,711
Cash and cash equivalents at beginning of period	732,016	580,079

Cash and cash equivalents at end of period	$2,258,464	$603,790

Supplemental cash flow disclosures:
Interest payments	$29,821	$22,040
Income tax payments, net	$93,175	$95,409

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2005, that was filed with the Securities and Exchange Commission, or the SEC, on March 3, 2006 and our Form 8-K that was filed with the SEC on May 24, 2006. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries.

We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or SFAS 123R on January 1, 2006. We have adjusted prior period amounts to reflect the effect of expensing stock awards under the modified retrospective application method of SFAS 123R as discussed in Note 6 of the condensed consolidated financial statements.

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

(2) Significant Accounting Policies

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D, in addition to medical benefits under Medicare Parts A and B, for nearly all of our Medicare Advantage members. We refer to these members as Medicare Advantage or MA-PD. In addition, we began covering prescription drugs in accordance with Medicare Part D as a stand-alone benefit to Medicare eligible beneficiaries. We refer to these members as stand-alone PDP or PDP.

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

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

us or require us to refund to CMS a portion of the payments we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience.

Certain subsidies represent reimbursements from CMS for claims we paid for which we assume no risk, including reinsurance payments and low-income cost subsidies. Claims paid above the out-of-pocket or catastrophic threshold for which we are not at risk are all reimbursed by CMS through the reinsurance subsidy for PDP and MA-PD plans offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. We account for these subsidies as a deposit in our condensed consolidated balance sheets and as a financing activity in our condensed consolidated statements of cash flows. We do not recognize premium revenue or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded to the balance sheet in other current assets or trade accounts payable and accrued expenses depending on the net contract balance at the end of the reporting period.

We recognize pharmacy benefit costs as incurred. We have subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which will become effective for us beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. We currently are evaluating the impact of adopting FIN 48.

(3) Acquisitions

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $65.4 million including estimated transaction costs. This acquisition strengthens our position in the Kentucky market. The purchase price is subject to an adjustment primarily based on the outcome of a six-month claims settlement period. Claims that ultimately settle favorably or unfavorably to the opening balance sheet estimate will result in a purchase price adjustment. Our preliminary estimate of net tangible assets acquired of $19.3 million primarily consisted of cash and cash equivalents. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $46.1 million. We preliminarily allocated this excess purchase price to other intangible assets of $12.2 million and associated deferred tax liabilities of $4.6 million, and non-deductible goodwill of $38.5 million. The other intangible assets, which consist primarily of customer contracts, have a weighted average useful life of 6.8 years. The allocation is subject to change pending completion of the valuation by a third party valuation specialist firm assisting us in evaluating the fair value of the assets acquired.

The results of operations and financial condition of CHA Health have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition date. The pro forma financial information assuming the acquisition of CHA Health had occurred as of the beginning of each respective period was not material to our results of operations.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2006 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2005	$741,260	$523,315	$1,264,575
CHA Health acquisition	38,455	—	38,455
Contingent purchase price settlements related to:
Prior year acquisitions	3,420	1,200	4,620

Balance at June 30, 2006	$783,135	$524,515	$1,307,650

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2006 and December 31, 2005:

	Weighted Average Life at 6/30/06	June 30, 2006			December 31, 2005
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Subscriber contracts	10.2 yrs	$114,950	$27,534	$87,416	$103,251	$18,483	$84,768
Provider contracts	14.5 yrs	11,500	1,609	9,891	10,300	1,202	9,098
Licenses and other	16.7 yrs	11,602	3,320	8,282	12,890	2,741	10,149

Total other intangible assets	11.0 yrs	$138,052	$32,463	$105,589	$126,441	$22,426	$104,015

Amortization expense for other intangible assets was approximately $10.0 million for the six months ended June 30, 2006 and $11.4 million for the six months ended June 30, 2005. The following table presents our estimate of amortization expense for the remaining six months of 2006 and for each of the five next succeeding fiscal years:

(in thousands)
For the six month period ending December 31, 2006	$9,696
For the years ending December 31,
2007	$16,990
2008	$14,077
2009	$10,097
2010	$9,511
2011	$9,440

(5) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$89,489	$81,412	$173,204	$188,147
Net unrealized investment (losses) gains, net of tax	(14,944)	18,763	(68,184)	(3,411)

Comprehensive income, net of tax	$74,545	$100,175	$105,020	$184,736

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(6) Stock-based Compensation Plans

We have plans under which options to purchase our common stock and restricted stock awards have been granted to officers, directors, key employees and consultants. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, stock-based compensation awards are generally settled with authorized but unissued company stock. The compensation expense that has been charged against income for these plans was as follows for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Stock-based compensation expense by type:
Stock options	$4,658	$6,034	$9,364	$11,542
Restricted stock awards	3,813	1,612	5,687	2,828

Total stock-based compensation expense	8,471	7,646	15,051	14,370
Tax benefit recognized	(3,133)	(2,875)	(5,551)	(5,403)

Stock-based compensation expense, net of tax	$5,338	$4,771	$9,500	$8,967

A greater proportion of the awards granted to employees, excluding executive officers, during 2006 were restricted stock awards as opposed to stock options when compared to grants made in prior years.

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $17.4 million and $10.4 million for the six months ended June 30, 2006 and 2005, respectively. There was no capitalized stock-based compensation expense.

At June 30, 2006, there were 21,563,283 shares reserved for employee and director stock award plans, including 12,293,122 shares of common stock available for future grants.

Stock Options

Stock options are granted with an exercise price equal to the average market value of the underlying common stock on the date of grant. Our stock plans define average market value as the average of the highest and lowest stock prices reported by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 to 10 years after grant. Upon grant, stock options are assigned a fair value based on the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the total requisite service period, generally the total vesting period, for the entire award.

The weighted average fair value of each option granted during the three and six months ended June 30, 2006 and 2005 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted average assumptions indicated below:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Weighted average fair value at grant date	$15.59	$11.96	$19.12	$12.74
Expected option life (years)	4.4	4.5	4.9	5.0
Expected volatility	30.2%	34.3%	31.8%	37.4%
Risk-free interest rate	5.0%	3.8%	4.6%	3.9%
Dividend yield	None	None	None	None

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

When valuing employee stock options, we stratify the employee population into homogenous groups that historically have exhibited similar exercise behaviors. These groups include directors, executives, and all other employees. We value the stock options based on the unique assumptions for each of these employee groups.

We calculate the expected term for our employee stock options based on historical employee exercise behavior. The increase in our stock price in recent years and reduction of the contractual term from 10 years to 7 years has led to a pattern of earlier exercise by employees, therefore contributing to the gradual decline in the average expected term over the last few years.

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

We base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term.

Activity for our option plans was as follows for the six months ended June 30, 2006:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2005	9,661,758	$19.50
Granted	932,412	53.69
Exercised	(1,313,815)	16.07
Forfeited	(35,065)	28.19
Expired	—	—

Options outstanding at June 30, 2006	9,245,290	$23.40

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value ($000)(1)
Options exercisable at June 30, 2006	5,620,749	$16.17	5.1 Years	$37.55	$211,063
Options vested and expected to vest at June 30, 2006(2)	9,162,145	$23.27	5.4 Years	$30.47	$279,213

(1)	Computed based upon the amount by which the fair market value of our common stock at June 30, 2006 of $53.72 per share exceeded the weighted average exercise price.
(2)	We began estimating forfeitures under SFAS 123R upon adoption on January 1, 2006.

The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $17.4 million, compared with $10.0 million during the three months ended June 30, 2005. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $45.6 million, compared with $27.0 million during the six months ended June 30, 2005. Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 totaled $21.1 million and $22.0 million, respectively.

Total compensation expense related to nonvested options not yet recognized was $27.2 million at June 30, 2006. We expect to recognize this compensation expense over a weighted average period of approximately 2.0 years.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the average market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally three years from the date of grant.

There were no restricted stock awards granted during the three months ended June 30, 2006. The weighted average grant date fair value of our restricted stock awards was $53.83 for the six months ended June 30, 2006, and $31.79 and $32.36 for the three and six months ended June 30, 2005, respectively. Activity for our restricted stock awards was as follows for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2005	489,300	$32.92
Granted	644,784	53.83
Vested	(3,642)	54.77
Forfeited	(17,973)	38.42

Nonvested restricted stock at June 30, 2006	1,112,469	$44.88

No awards vested during the three months ended June 30, 2006 or June 30, 2005. The fair value of shares vested during the six months ended June 30, 2006 was $0.2 million compared with $0.9 million for the six months ended June 30, 2005. Total compensation expense related to nonvested restricted stock awards not yet recognized was $31.7 million at June 30, 2006. We expect to recognize this compensation expense over a weighted average period of approximately 2.2 years. There are no other contractual terms covering restricted stock awards once vested.

Restrospective Application

We adopted SFAS 123R effective January 1, 2006. In accordance with the modified retrospective application method, we have adjusted previously reported results to reflect the effect of expensing stock awards. The cumulative effect adjustment for a change in accounting principle relating to the estimate of forfeitures on all unvested awards at January 1, 2006 was immaterial and is included in compensation expense for the six months ended June 30, 2006. The following table illustrates the effect of the retrospective application on the beginning balances of the specified balance sheet accounts as if the fair value method described in SFAS 123R had been applied to all prior years for which the original provisions of SFAS 123 were effective.

As of December 31, 2005
(in thousands)
Other long-term liabilities (net deferred tax liability), before adoption	$662,129
Adjustment for SFAS 123	(34,769)

Other long-term liabilities (net deferred tax liability), after adoption	$627,360

Capital in excess of par value, before adoption	$1,098,117
Adjustment for SFAS 123	137,771

Capital in excess of par value, after adoption	$1,235,888

Retained earnings, before adoption	$1,538,306
Adjustment for SFAS 123	(116,631)

Retained earnings, after adoption	$1,421,675

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The effect of the retrospective adoption of SFAS 123R on the consolidated statements of income and cash flows for the periods presented is as follows:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
	(in thousands, except per share results)
Income from operations, before adoption	$139,629	$269,839
Adjustment for SFAS 123	(4,459)	(9,466)

Income from operations, after adoption	$135,170	$260,373

Income before income taxes, before adoption	$129,307	$250,994
Adjustment for SFAS 123	(4,459)	(9,466)

Income before income taxes, after adoption	$124,848	$241,528

Net income, before adoption	$84,137	$193,932
Adjustment for SFAS 123	(2,725)	(5,785)

Net income, after adoption	$81,412	$188,147

Basic earnings per common share, before adoption	$0.52	$1.20
Adjustment for SFAS 123	(0.02)	(0.03)

Basic earnings per common share, after adoption	$0.50	$1.17

Diluted earnings per common share, before adoption	$0.51	$1.18
Adjustment for SFAS 123	(0.02)	(0.04)

Diluted earnings per common share, after adoption	$0.49	$1.14

Net cash provided by operating activities, before adoption		$281,085
Adjustment for SFAS 123		(6,225)

Net cash provided by operating activities, after adoption		$274,860

Net cash provided by financing activities, before adoption		$253,857
Adjustment for SFAS 123		6,225

Net cash provided by financing activities, after adoption		$260,082

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(7) Earnings Per Common Share

The following table provides details supporting the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share results)
Net income available for common stockholders	$89,489	$81,412	$173,204	$188,147

Weighted average outstanding shares of common stock used to compute basic earnings per common share	163,706	161,492	163,411	161,202
Dilutive effect of:
Employee stock options	3,594	3,592	3,795	3,584
Restricted stock	236	65	224	37

Shares used to compute diluted earnings per common share	167,536	165,149	167,430	164,823

Basic earnings per common share	$0.55	$0.50	$1.06	$1.17

Diluted earnings per common share	$0.53	$0.49	$1.03	$1.14

Number of antidilutive stock options and restricted stock excluded from computation	1,044	2	770	1

(8) Income Taxes

The effective income tax rate was 36.2% for the three and six months ended June 30, 2006 compared to 34.8% for the three months ended June 30, 2005 and 22.1% for the six months ended June 30, 2005. The lower effective tax rate for the six months ended June 30, 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(9) Long-term Debt

Long-term debt outstanding was as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Long-term debt:
7.25% senior, unsecured notes due Aug. 1, 2006, net of unamortized discount of $14 at June 30, 2006 and $86 at December 31, 2005	$299,986	$299,914
6.30% senior, unsecured notes due Aug. 1, 2018, net of unamortized discount of $695 at June 30, 2006 and $724 at December 31, 2005	299,305	299,276
6.45% senior, unsecured notes due June 1, 2016, net of unamortized discount of $1,446 at June 30, 2006	498,554	—
Fair value of interest rate swap agreements	(17,700)	6,084
Deferred gain from interest rate swap exchange	884	6,131

Total senior notes	1,081,029	611,405
Credit agreement	—	200,000
Other long-term borrowings	3,311	3,639

Total debt	1,084,340	815,044
Less: Current portion of long-term debt	299,941	301,254

Total long-term debt	$784,399	$513,790

Senior Notes

In May 2006, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the cost of the offering, were $494.7 million. We used a portion of these net proceeds from the offering for the repayment of the outstanding balance under our credit agreement, which at the time of the issuance was $200 million, and the repayment of our 7.25% senior notes which matured on August 1, 2006.

Swap Agreements

In order to hedge the risk of changes in the fair value of all our senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. At June 30, 2006, the weighted average effective interest rate for all of our senior notes was 6.44%.

The interest rate swap agreements, which have the same critical terms as our senior notes, are designated as fair value hedges. Changes in the fair value of the senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our condensed consolidated balance sheets at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

At June 30, 2006, the fair value of all of our swap agreements were out of our favor by $17.7 million, including $16.8 million classified in other long-term liabilities and $0.9 million classified in trade accounts payable and accrued expenses. Likewise, the carrying values of all of our senior notes have been decreased $17.7 million to reflect their fair values. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million is being amortized to reduce interest expense over the remaining term of the 7.25% senior notes. Amortization of the deferred swap gain reduced interest expense $2.6 million and $2.5 million for the three months ended June 30, 2006 and 2005, respectively. Amortization of the deferred swap gain reduced interest expense $5.2 million and $5.1 million for the six months ended June 30, 2006 and 2005, respectively.

Credit Agreement

On July 14, 2006, we replaced our existing 5-year $600 million unsecured revolving credit agreement (“old credit agreement”) with a new 5-year $1.0 billion unsecured revolving credit agreement (“new credit agreement”). We entered into the new credit agreement for general corporate purposes. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $1 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The new credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants, regarding the maintenance of net worth and a maximum leverage ratio. The terms of the new credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. At this time, we do not believe the material adverse effect clause poses a material funding risk to us.

In addition, we have outstanding letters of credit of $35.1 million secured under the new credit agreement. No amounts have ever been drawn on these letters of credit. As of August 2, 2006, we had $864.9 million of remaining borrowing capacity under the new credit agreement after borrowing $100 million on August 1, 2006. We have other relationships, including financial advisory and banking, with some parties to the new credit agreement.

For the six months ended June 30, 2006, we borrowed $100 million and repaid $300 million under the old credit agreement. As of June 30, 2006, there were no amounts outstanding under the old credit agreement.

Other Borrowings

Other borrowings of $3.3 million at June 30, 2006 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

(10) Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 52% of our total premiums and administrative services only, or ASO, fees for the six months ended June 30, 2006, primarily consisted of products covered under the Medicare Advantage and PDP contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2007.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our TRICARE business, which accounted for approximately 13% of our total premiums and ASO fees for the six months ended June 30, 2006, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals on April 1 of each year at the Government’s option. Effective April 1, 2006, the South Region contract was extended into the third option period, which runs from April 1, 2006 to March 31, 2007. The contract expires March 31, 2009. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the third option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 3% of our total premiums and ASO fees for the six months ended June 30, 2006, consisted of contracts in Puerto Rico and Florida. Our contracts with the Puerto Rico Health Insurance Administration, which accounted for approximately 2% of our total premium and ASO fees for the six months ended June 30, 2006, were to expire on June 30, 2006 but have been extended to September 30, 2006. The parties agreed to renegotiate the premiums due under the extension period, retroactive to July 1, 2006, with all other terms and conditions unchanged. Due to several ongoing and unresolved issues with the program, the government of Puerto Rico has decided to delay the bid process for new contracts. It now appears that the Puerto Rico Health Insurance Administration will request an additional extension of the existing contracts through September 30, 2007, subject to our mutual agreement on terms and rates. There is no assurance that the Puerto Rico Health Insurance Administration will request such an extension, and we are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Legal Proceedings

Our current and past business practices are subject to review by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, competitive practices, commission payments, privacy issues and utilization management practices. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.

We also are involved in various lawsuits that arise, for the most part, in the ordinary course of our business operations, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, intellectual property matters, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims, challenges to our implementation of the new Medicare prescription drug program and other litigation.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The outcome of current suits or likelihood or outcome of future suits or governmental investigations cannot be accurately predicted with certainty, and therefore, such legal actions and government audits and investigations could have a material adverse effect on our financial position, results of operations, and cash flows.

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

The accounting policies of each segment are the same and are described in Note 2 to our Form 10-K for the year ended December 31, 2005. We have adjusted prior period amounts to reflect the effect of expensing stock awards under the modified retrospective application method of SFAS 123R as discussed in Note 6 of the condensed consolidated financial statements. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share some indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and six months ended June 30, 2006 and 2005:

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$2,109,406	$1,092,442	$3,830,249	$2,075,583
Medicare PDP	801,755	—	1,316,912	—

Total Medicare	2,911,161	1,092,442	5,147,161	2,075,583
TRICARE	657,627	611,179	1,258,381	1,173,507
Medicaid	129,158	134,730	258,625	269,144

Total premiums	3,697,946	1,838,351	6,664,167	3,518,234
Administrative services fees	11,144	15,392	22,335	28,794
Investment and other income	23,924	4,026	36,722	7,533

Total revenues	3,733,014	1,857,769	6,723,224	3,554,561

Operating expenses:
Medical	3,180,569	1,541,096	5,718,443	2,970,126
Selling, general and administrative	425,350	197,381	835,134	381,309
Depreciation and amortization	21,211	12,786	40,517	24,027

Total operating expenses	3,627,130	1,751,263	6,594,094	3,375,462

Income from operations	105,884	106,506	129,130	179,099

Interest expense	7,903	3,975	9,577	6,096

Income before income taxes	$97,981	$102,531	$119,553	$173,003

	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Premiums:
Fully insured
PPO	$919,238	$910,013	$1,825,119	$1,814,486
HMO	545,408	602,265	1,093,459	1,215,186

Total fully insured	1,464,646	1,512,278	2,918,578	3,029,672
Specialty	101,883	95,390	203,216	188,928

Total premiums	1,566,529	1,607,668	3,121,794	3,218,600
Administrative services fees	72,567	51,263	140,054	101,374
Investment and other income	35,059	29,661	126,462	59,051

Total revenues	1,674,155	1,688,592	3,388,310	3,379,025

Operating expenses:
Medical	1,298,932	1,347,413	2,544,984	2,672,116
Selling, general and administrative	308,513	293,538	639,615	588,650
Depreciation and amortization	15,385	18,977	30,985	36,985

Total operating expenses	1,622,830	1,659,928	3,215,584	3,297,751

Income from operations	51,325	28,664	172,726	81,274
Interest expense	8,984	6,347	20,749	12,749

Income before income taxes	$42,341	$22,317	$151,977	$68,525

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2005 that was filed with the SEC on March 3, 2006. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results except as required by law. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2005 revenues of $14.4 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and consumer-choice plans for government-sponsored programs, employer groups, and individuals. As of June 30, 2006, we had approximately 11.0 million members in our medical benefit programs, as well as approximately 1.9 million members in our specialty products programs.

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

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premium, ASO fee, and plan benefit levels that are commensurate with our medical and administrative costs. Medical costs are subject to a high rate of inflation due to many forces, including new higher-priced technologies and medical procedures, increasing capacity and supply of medical services, new prescription drugs and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulation.

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to substantial growth during the first half of 2006. Medicare Advantage membership increased to 959,800 members at June 30, 2006, up 29.5% from 741,200 members at March 31, 2006 and up 72.1% from 557,800 members at December 31, 2005, primarily due to sales of Private Fee-For-Service, or PFFS, products. Our new Medicare stand-alone PDP products added 3,458,800 members during the first half of 2006, including an increase of 1,499,800 members, or 76.6% from March 31, 2006 primarily driven by strong sales during the final two weeks of the open enrollment period which ended May 15, 2006. Likewise, Medicare premium revenues of $2.9 billion for the second quarter of 2006 increased 166.5% from $1.1 billion in the second quarter of 2005, and increased 31.8% from $2.2 billion in the first quarter of 2006. We expect full year 2006 Medicare premium revenues to more than double compared to 2005 as a result of growth of our Medicare Advantage and PDP products.

Earnings in our Government segment are expected to be considerably higher during the second half of 2006 relative to the first half of the year due to the combination of 1) the earnings pattern anticipated for our new PDP business and 2) a lower ratio of selling, general and administrative expenses, or SG&A expenses, relative to premium revenues for our Medicare Advantage and PDP business. Our earnings pattern is significantly impacted by the amount of prescription drug costs incurred in the first half relative to the latter half of the year due to the PDP benefit designs. These benefit designs result in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period as specified under the CMS “defined standard” plan. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages for the plans which comprise the majority of our membership, resulting in an improving medical expense ratio, or MER, for the PDP products as the year progresses.

With respect to Medicare SG&A expenses, we anticipate spending less on sales and marketing costs in the second half of the year relative to the first half, as the 2006 enrollment period ended during the second quarter of 2006. Additionally, during the latter half of the year, we anticipate that our revenues will reach the level ultimately contemplated by our infrastructure and service capacity build out that began in late 2005 and continued through the end of the second quarter of 2006.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and exercise pricing discipline relative to our fully-insured accounts. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. Commercial segment medical membership increased 143,100 members, or 4.5% from December 31, 2005 to 3,313,900 at June 30, 2006 as a result of the May 1, 2006 CHA acquisition which added 88,400 members and higher ASO membership, partially offset by a decline in our fully insured group membership. We experienced a decline in our fully insured commercial membership as a result of pricing actions by some competitors who we perceive as desiring to gain market share in certain markets.

Other Highlights

•	We issued $500 million of 6.45% senior notes due June 1, 2016 in May 2006, replaced our existing 5-year $600 million unsecured revolving credit agreement with a new 5-year $1.0 billion unsecured revolving credit agreement in July 2006, and repaid our $300 million of 7.25% senior notes in August 2006. These transactions are more fully described in Note 9 to the condensed consolidated financial statements.

•	During the first half of 2006, we sold a venture capital investment for cash proceeds of $65.3 million, resulting in a realized pretax gain of $51.7 million.

•	The effective income tax rate was 36.2% for the first half of 2006 compared to 22.1% for the first half of 2005. The lower effective tax rate for the first half of 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million.

•	Cash flows from operations increased $1,267.9 million to $1,542.8 million in the first half of 2006 compared to $274.9 million in the first half of 2005. The first half of 2006 included seven monthly Medicare payments compared to six during the first half of 2005, increasing operating cash flows by $1,031.7 million.

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

Recent Acquisition

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $65.4 million including estimated transaction costs. This acquisition strengthens our position in the Kentucky market. The acquisition of CHA Health added approximately 60,100 fully-insured group members and 28,300 ASO members to our Commercial segment medical membership. This transaction is not expected to have a material impact on our results of operations or cash flows from operations for 2006.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which will become effective for us beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. We currently are evaluating the impact of adopting FIN 48.

Comparison of Results of Operations for 2006 and 2005

The following discussion primarily deals with our results of operations for the three months ended June 30, 2006, or the 2006 quarter, the three months ended June 30, 2005, or the 2005 quarter, the six months ended June 30, 2006, or the 2006 period, and the six months ended June 30, 2005, or the 2005 period.

The following table presents certain financial data for our two segments:

	For the three months ended June 30,		Change
	2006	2005	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:

Medicare Advantage	$2,109,406	$1,092,442	$1,016,964	93.1%
Medicare PDP	801,755	—	801,755	100.0%

Total Medicare	2,911,161	1,092,442	1,818,719	166.5%
TRICARE	657,627	611,179	46,448	7.6%
Medicaid	129,158	134,730	(5,572)	(4.1)%

Total Government	3,697,946	1,838,351	1,859,595	101.2%

Fully insured	1,464,646	1,512,278	(47,632)	(3.1)%
Specialty	101,883	95,390	6,493	6.8%

Total Commercial	1,566,529	1,607,668	(41,139)	(2.6)%

Total	$5,264,475	$3,446,019	$1,818,456	52.8%

Administrative services fees:
Government	$11,144	$15,392	$(4,248)	(27.6)%
Commercial	72,567	51,263	21,304	41.6%

Total	$83,711	$66,655	$17,056	25.6%

Income before income taxes(a):
Government	$97,981	$102,531	$(4,550)	(4.4)%
Commercial	42,341	22,317	20,024	89.7%

Total	$140,322	$124,848	$15,474	12.4%

Medical expense ratios(b):
Government	86.0%	83.8%		2.2%
Commercial	82.9%	83.8%		(0.9)%

Total	85.1%	83.8%		1.3%

SG&A expense ratios(a)(c):
Government	11.5%	10.6%		0.9%
Commercial	18.8%	17.7%		1.1%

Total	13.7%	14.0%		(0.3)%

	For the six months ended June 30,		Change
	2006	2005	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:

Medicare Advantage	$3,830,249	$2,075,583	$1,754,666	84.5%
Medicare PDP	1,316,912	—	1,316,912	100.0%

Total Medicare	5,147,161	2,075,583	3,071,578	148.0%
TRICARE	1,258,381	1,173,507	84,874	7.2%
Medicaid	258,625	269,144	(10,519)	(3.9)%

Total Government	6,664,167	3,518,234	3,145,933	89.4%

Fully insured	2,918,578	3,029,672	(111,094)	(3.7)%
Specialty	203,216	188,928	14,288	7.6%

Total Commercial	3,121,794	3,218,600	(96,806)	(3.0)%

Total	$9,785,961	$6,736,834	$3,049,127	45.3%

Administrative services fees:
Government	$22,335	$28,794	$(6,459)	(22.4)%
Commercial	140,054	101,374	38,680	38.2%

Total	$162,389	$130,168	$32,221	24.8%

Income before income taxes(a):
Government	$119,553	$173,003	$(53,450)	(30.9)%
Commercial	151,977	68,525	83,452	121.8%

Total	$271,530	$241,528	$30,002	12.4%

Medical expense ratios(b):
Government	85.8%	84.4%		1.4%
Commercial	81.5%	83.0%		(1.5)%

Total	84.4%	83.8%		0.6%

SG&A expense ratios(a)(c):
Government	12.5%	10.8%		1.7%
Commercial	19.6%	17.7%		1.9%

Total	14.8%	14.1%		0.7%

(a)	Prior period amounts have been adjusted to reflect the expensing of stock awards under the modified retrospective application method of SFAS 123R as more fully discussed in Note 6 to the condensed consolidated financial statements included in this report.
(b)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(c)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Ending medical membership was as follows at June 30, 2006 and 2005:

	June 30,		Change
	2006	2005	Members	Percentage
Government segment medical members:
Medicare Advantage	959,800	474,300	485,500	102.4%
Medicare PDP	3,458,800	—	3,458,800	100.0%

Total Medicare	4,418,600	474,300	3,944,300	831.6%

TRICARE	1,732,600	1,733,600	(1,000)	(0.1)%
TRICARE ASO	1,141,900	1,142,800	(900)	(0.1)%

Total TRICARE	2,874,500	2,876,400	(1,900)	(0.1)%
Medicaid	418,500	477,900	(59,400)	(12.4)%

Total Government	7,711,600	3,828,600	3,883,000	101.4%

Commercial segment medical members:
Fully insured	1,893,100	2,021,300	(128,200)	(6.3)%
ASO	1,420,800	1,178,400	242,400	20.6%

Total Commercial	3,313,900	3,199,700	114,200	3.6%

Total medical membership	11,025,500	7,028,300	3,997,200	56.9%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $89.5 million, or $0.53 per diluted common share, in the 2006 quarter compared to $81.4 million, or $0.49 per diluted common share, in the 2005 quarter. Net income was $173.2 million, or $1.03 per diluted common share, in the 2006 period compared to $188.1 million, or $1.14 per diluted common share, in the 2005 period. Improved earnings in our Commercial segment were partially offset by lower Government segment results. Government segment results were lower primarily due to higher costs associated with the introduction of the new Medicare PDP products. We expect the Government segment results to increase during the second half of 2006.

Premium Revenues and Medical Membership

Premium revenues increased 52.8% to $5.3 billion for the 2006 quarter, compared to $3.4 billion for the 2005 quarter. For the 2006 period, premium revenues were $9.8 billion, an increase of 45.3% compared to $6.7 billion for the 2005 period. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues. Premium revenues reflect higher enrollment in our Medicare Advantage plans and the addition of our PDP business.

Government segment premium revenues increased $1.9 billion, or 101.2% to $3.7 billion for the 2006 quarter, compared to $1.8 billion for the 2005 quarter. For the 2006 period, Government segment premium revenues were $6.7 billion, an increase of $3.2 billion, or 89.4% compared to $3.5 billion for the 2005 period. This increase primarily was attributable to the expanded participation in various Medicare products and geographic markets. Sales of our PFFS products drove the majority of the 102.4% increase in Medicare Advantage members since June 30, 2005. At June 30, 2006, approximately 46% of the company’s Medicare Advantage members were in PFFS plans versus 11% at June 30, 2005. Additionally, our new Medicare stand-alone PDP products added 3,458,800 members and $801.8 million in new premium revenues during the 2006 quarter and $1.3 billion during the 2006 period. Medicaid membership declined by 59,400 members from June 30, 2005 to June 30, 2006 primarily due to the non-renewal of the Illinois Medicaid program on July 31, 2005 and a shift of eligible Puerto Rico Medicaid members to the Medicare program.

Commercial segment premium revenues decreased 2.6% to $1.6 billion for the 2006 quarter. For the 2006 period, Commercial segment premium revenues decreased 3.0% to $3.1 billion compared to $3.2 billion for the 2005 period. Lower premium revenues primarily resulted from a reduction of fully insured membership partially offset by increases in average per member premiums. Our fully insured membership decreased 6.3%, or 128,200 members, to 1,893,100 at June 30, 2006 compared to 2,021,300 at June 30, 2005 primarily as a result of continued attrition within the fully insured group accounts, partially offset by membership gains from the CHA acquisition, and membership increases in the individual and consumer-choice product lines. Attrition in the fully-insured group accounts results from a competitive pricing environment. Average per member premiums for our fully insured group medical members increased approximately 5.5% from the 2005 quarter to the 2006 quarter and increased approximately 6.0% from the 2005 period to the 2006 period.

Administrative Services Fees

Our administrative services fees for the 2006 quarter were $83.7 million, an increase of $17.0 million, or 25.6%, from $66.7 million for the 2005 quarter. For the 2006 period, administrative services fees were $162.4 million, an increase of $32.2 million, or 24.8%, from $130.2 million for the 2005 period. The increase was primarily due to increases in our Commercial segment administrative services fees.

For the Commercial segment, administrative services fees increased $21.3 million, or 41.6%, from $51.3 million for the 2005 quarter to $72.6 million for the 2006 quarter. For the 2006 period, Commercial segment administrative services fees increased $38.7 million, or 38.2%, from $101.4 million for the 2005 period to $140.1 million for the 2006 period. This increase resulted from increased membership and higher average per member fees. ASO membership of 1,178,400 members at June 30, 2005 increased 20.6% to 1,420,800 at June 30, 2006. Average per member fees increased approximately 24% in the 2006 quarter and increased approximately 21% in the 2006 period.

Investment and Other Income

Investment and other income totaled $59.0 million for the 2006 quarter, an increase of $25.3 million from $33.7 million for the 2005 quarter. Investment and other income totaled $163.2 million for the 2006 period, an increase of $96.6 million from $66.6 million for the 2005 period. The increase for the 2006 period primarily was attributable to a $51.7 million gain realized in the 2006 period related to the sale of a venture capital investment. Higher average invested balances and interest rates contributed to the increase in investment income for the 2006 quarter and period. Higher average invested balances resulted in $12.1 million of additional investment income for the 2006 quarter and $19.4 million of additional investment income for the 2006 period. The average yield on investment securities was 4.54% for the 2006 quarter compared to 3.90% for the 2005 quarter. The average yield on investment securities was 4.45% for the 2006 period compared to 3.81% for the 2005 period. The increase in the average yield contributed $7.0 million to the 2006 quarter and $13.1 million to the 2006 period.

Medical Expense

Consolidated medical expenses increased $1.6 billion, or 55.1%, during the 2006 quarter compared to the 2005 quarter. For the 2006 period, consolidated medical expense was $8.3 billion, an increase of $2.6 billion, or 46.5%, from the 2005 period. The increase was primarily driven by the increase in the number of members, particularly Medicare members, and an increase in average per member claims costs primarily from the effects of health care inflation.

MER, which is computed by taking total medical expenses as a percentage of premium revenues, represents a key industry statistic used to measure underwriting profitability.

The consolidated MER for the 2006 quarter was 85.1%, a 130 basis point increase from 83.8% for the 2005 quarter. The consolidated MER for the 2006 period was 84.4%, an increase of 60 basis points from the 2005 period rate of 83.8%. An improvement in the Commercial segment MER was offset by a higher Government segment MER associated with the new Medicare PDP offerings.

The Government segment’s medical expenses increased $1.6 billion, or 106.4%, during the 2006 quarter compared to the 2005 quarter. For the 2006 period, the Government segment’s medical expenses increased $2.7 billion, or 92.5% from the 2005 period. The increase was primarily due to an increase in the number of Medicare members, including those enrolled in our PDPs, and to a lesser extent, an increase in average per member claims costs.

The Government segment’s MER for the 2006 quarter was 86.0%, a 220 basis point increase from the 2005 quarter rate of 83.8%. For the 2006 period, the Government segment’s MER was 85.8%, an increase of 140 basis points from the 2005 period rate of 84.4%. The increase was primarily attributable to the establishment of the stand-alone PDPs in January 2006 with an MER of 92.7% for the 2006 quarter and an MER of 94.2% for the 2006 period. The MER for our PDP business was impacted by the amount of prescription drug costs recognized as incurred relative to premium revenue due to PDP benefit designs. These benefit designs result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages for the plans which comprise the majority of our membership, resulting in a declining MER for the PDP products as the year progresses. The MER for the 2006 quarter was also impacted by the influx of new members just starting to enter the early, higher cost stage of utilizing their coverage. We expect a MER for the full year 2006 of approximately 86% to 89% for aggregate stand-alone PDP plans, with MER improvement in each sequential quarter throughout the year. Variables that may impact the quarterly MER for stand-alone PDPs include 1) the timing of member enrollment, 2) the PDP offering chosen by the member, and 3) the rate at which the members in our standard plan offering utilize their coverage.

The Commercial segment’s medical expenses decreased $48.5 million, or 3.6%, from the 2005 quarter to the 2006 quarter. For the 2006 period, the Commercial segment’s medical expenses decreased $127.1 million, or 4.8%, from the 2005 period. This decrease primarily results from the decrease in fully insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully insured group members was approximately 5% for the 2006 quarter and 2006 period and is expected to rise in the range of 5.5% to 6.5% for the full year 2006.

The MER for the Commercial segment of 82.9% in the 2006 quarter decreased 90 basis points from the 2005 quarter MER of 83.8%. For the 2006 period, the Commercial segment’s MER of 81.5% decreased 150 basis points from the 2005 period MER of 83.0%. The decrease in MER primarily reflects improving medical cost utilization trends and an increase in the percentage of small group members comprising our total fully-insured block. Smaller group accounts generally carry a lower MER than larger group accounts.

SG&A Expense

Consolidated SG&A expenses increased $242.9 million, or 49.5%, during the 2006 quarter compared to the 2005 quarter. For the 2006 period, consolidated SG&A expenses increased $504.8 million, or 52.0% from the 2005 period. The increase primarily resulted from an increase in the number of employees and increased sales and marketing costs due to the Medicare expansion. The number of employees increased by 1,800 to 20,500 from 18,700 at December 31, 2005, and by 4,500, or 28.1% from 16,000 at June 30, 2005, primarily in the sales and customer service functions associated with the growth in the Medicare business.

The SG&A expense ratio, which is computed by taking total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees, represents a key industry statistic used to measure administrative spending efficiency.

The consolidated SG&A expense ratio for the 2006 quarter was 13.7%, decreasing 30 basis points from 14.0% for the 2005 quarter as growth in revenues outpaced the related increase in administrative spending on a consolidated basis during the quarter. For the 2006 period, the consolidated SG&A expense ratio was 14.8%, increasing 70 basis points from 14.1% for the 2005 period. The SG&A expense ratio increase primarily resulted from the increased spending associated with the Medicare expansion. The consolidated SG&A expense ratio is expected to improve to be in the range of 13% to 14% for the full year 2006 as revenue growth continues to outpace increases in administrative spending.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $228.0 million, or 115.5%, during the 2006 quarter compared to the 2005 quarter. For the 2006 period, SG&A expenses of $835.1 million increased $453.8 million, or 119.0%, from the 2005 period. The Government segment SG&A expense ratio increased 90 basis points from 10.6% for the 2005 quarter to 11.5% for the 2006 quarter. For the 2006 period, the Government segment SG&A expense ratio of 12.5% increased 170 basis points from 10.8% for the 2005 period. These increases resulted from higher spending associated with the Medicare expansion. In particular, marketing expenses and customer service costs per member were significantly higher in the 2006 quarter and period as compared to the 2005 quarter and period. We anticipate that the SG&A expense ratio will improve in the second half of 2006 as compared to the first half of 2006 as average membership and related revenue associated with the Medicare expansion have reached the levels contemplated by the now complete build-out of infrastructure and support functions, providing more leverage against administrative costs.

The Commercial segment SG&A expenses increased $15.0 million, or 5.1%, during the 2006 quarter compared to the 2005 quarter. The Commercial segment SG&A expenses increased $51.0 million, or 8.7%, during the 2006 period compared to the 2005 period. The Commercial segment SG&A expense ratio increased 110 basis points from 17.7% for the 2005 quarter to 18.8% for the 2006 quarter. For the 2006 period, the Commercial segment SG&A expense ratio of 19.6% increased 190 basis points from 17.7% for the 2005 period. This increase primarily resulted from an increase in the percentage of small group members comprising our total fully-insured membership as well as the continued shift in the mix of membership towards ASO. At June 30, 2005, 37% of our Commercial segment medical membership related to ASO business compared to 43% at June 30, 2006. Small group accounts bear a higher SG&A ratio than larger group accounts and ASO business bears a significantly higher SG&A ratio than fully insured business.

Depreciation and Amortization

Depreciation and amortization for the 2006 quarter totaled $36.6 million compared to $31.8 million for the 2005 quarter, an increase of $4.8 million, or 15.1%. Depreciation and amortization for the 2006 period totaled $71.5 million compared to $61.0 million for the 2005 period, an increase of $10.5 million, or 17.2%. The increase resulted primarily from capital expenditures related to the Medicare expansion.

Interest Expense

Interest expense was $16.9 million for the 2006 quarter, compared to $10.3 million for the 2005 quarter, an increase of $6.6 million. Interest expense was $30.3 million for the 2006 period, compared to $18.8 million for the 2005 period, an increase of $11.5 million. This increase primarily resulted from higher interest rates and higher average outstanding debt. The average interest rate during the 2006 quarter of 6.8% increased 200 basis points compared to 4.8% during the 2005 quarter, resulting in an increase in interest expense of $4.3 million. The average interest rate during the 2006 period of 6.6% increased 180 basis points compared to 4.8% during the 2005 period, resulting in an increase in interest expense of $7.5 million. The higher average outstanding debt balance increased interest expense $2.3 million during the 2006 quarter and $4.0 million during the 2006 period.

Income Taxes

Our effective tax rate during the 2006 period of 36.2% increased 14.1% compared to the 22.1% effective tax rate in the 2005 period. The effective tax rate for the 2005 period reflects the favorable impact from the resolution of a contingent tax gain of $22.8 million in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year. We expect the full year 2006 effective tax rate to be in the range of 35% to 37%.

Membership

The following table presents our medical and specialty membership at June 30, 2006, March 31, 2006, and at the end of each quarter in 2005:

	2006		2005
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	959,800	741,200	557,800	503,100	474,300	449,900
Medicare PDP	3,458,800	1,959,000	—	—	—	—

Total Medicare	4,418,600	2,700,200	557,800	503,100	474,300	449,900

TRICARE	1,732,600	1,724,700	1,750,900	1,747,100	1,733,600	1,723,400
TRICARE ASO	1,141,900	1,149,300	1,138,200	1,127,300	1,142,800	1,148,400

Total TRICARE	2,874,500	2,874,000	2,889,100	2,874,400	2,876,400	2,871,800
Medicaid	418,500	427,000	457,900	459,400	477,900	477,200

Total Government	7,711,600	6,001,200	3,904,800	3,836,900	3,828,600	3,798,900

Commercial segment:
Fully insured	1,893,100	1,864,200	1,999,800	2,007,400	2,021,300	2,039,300
ASO	1,420,800	1,395,200	1,171,000	1,170,500	1,178,400	1,180,100

Total Commercial	3,313,900	3,259,400	3,170,800	3,177,900	3,199,700	3,219,400

Total medical members	11,025,500	9,260,600	7,075,600	7,014,800	7,028,300	7,018,300

Specialty Membership:
Commercial segment	1,894,900	1,882,300	1,902,100	1,855,500	1,836,100	1,824,100

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

Cash and cash equivalents increased to $2,258.5 million at June 30, 2006 from $732.0 million at December 31, 2005. The change in cash and cash equivalents for the six months ended June 30, 2006 and 2005 is summarized as follows:

	2006	2005
	(in thousands)
Net cash provided by operating activities	$1,542,828	$274,860
Net cash used in investing activities	(834,453)	(511,231)
Net cash provided by financing activities	818,073	260,082

Increase in cash and cash equivalents	$1,526,448	$23,711

Cash Flow from Operating Activities

Our operating cash flows for the 2006 period were significantly impacted by the timing of the Medicare premium remittance which is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. As such, Medicare receipts for July 2006 of $1,031.7 million were received on June 30, 2006 because July 1 fell on a weekend. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at June 30, 2006.

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

The detail of total net receivables was as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005	Change
	(in thousands)
TRICARE:
Base receivable	$465,553	$509,444	$(43,891)
Change orders	9,637	32,285	(22,648)

TRICARE subtotal	475,190	541,729	(66,539)

Medicare	201,348	63,931	137,417
Commercial and other	147,194	165,549	(18,355)
Allowance for doubtful accounts	(41,280)	(32,557)	(8,723)

Total net receivables	$782,452	$738,652	$43,800

Reconciliation to cash flow statement:
Receivables from acquisition			(843)

Change in receivables per cash flow statement			$42,957

TRICARE base receivables primarily consist of estimated amounts owed from the federal government for claims incurred including claims incurred but not reported, or IBNR, and underwriting fees. The decrease in base receivable resulted primarily from a decrease in our estimate of IBNR offset by an increase in underwriting fee receivables and an increase in the risk share receivable associated with the second option period. The $22.6 million decrease in TRICARE change order receivables resulted from the collection of receivables related to an equitable adjustment to the contract price negotiated in late 2005 for services not originally specified in the contract.

The $137.4 million increase in Medicare receivables as of June 30, 2006 as compared to December 31, 2005 primarily resulted from (1) growth in Medicare membership, and (2) an increase in receivables associated with CMS’s risk adjustment model.

The detail of medical and other expenses payable was as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005	Change
	(in thousands)
IBNR(1)	$1,643,078	$1,074,489	$568,589
TRICARE claims payable(2)	428,468	514,426	(85,958)
Reported claims in process(3)	109,672	67,065	42,607
Other medical expenses payable(4)	276,425	253,702	22,723

Total medical and other expenses payable	$2,457,643	$1,909,682	$547,961

Reconciliation to cash flow statement:
Medical and other expenses payable from acquisition			(21,198)

Change in medical and other expenses payable per cash flow statement			$526,763

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	TRICARE claims payable includes all claim activity associated with TRICARE, including IBNR and payables for sharing risk with the federal government for cost overruns.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during 2006 due to growth in Medicare membership and to a lesser extent medical claims inflation.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $535.5 million in the 2006 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $82.0 million in the 2006 period compared to $67.2 million in the 2005 period. The increased spending in 2006 primarily resulted from our Medicare expansion initiatives. Excluding acquisitions, we expect our total capital expenditures in 2006 to range between $155 million and $165 million.

During the 2006 period, we paid $21.8 million to acquire CHA Health, net of cash acquired. During the 2005 period, we paid $352.7 million to acquire CarePlus Health Plans of Florida, or CarePlus, net of cash acquired.

Cash Flow from Financing Activities

During the 2006 period, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the cost of the offering were $494.7 million. We used a portion of these net proceeds from the offering for the repayment of the outstanding balance under our credit agreement, which at the time of the issuance was $200 million. Subsequent to the 2006 period, we used the remaining proceeds to repay our $300 million of 7.25% senior notes which matured on August 1, 2006.

During the 2006 period, we borrowed $100 million and repaid $300 million under our 5-year $600 million credit agreement. These borrowings related primarily to the anticipation of funding additional capital into certain subsidiaries during 2006 in conjunction with anticipated growth in Medicare revenues. During the 2005 period, we borrowed $294 million to finance the CarePlus acquisition and repaid $50 million under our 5-year $600 million credit agreement.

As described in Note 2 to the condensed consolidated financial statements included in this report, with respect to the new Medicare prescription drug program effective January 1, 2006, we received deposits from CMS in excess of related withdrawals of $308.6 million.

The remainder of the cash provided by financing activities in the 2006 and 2005 periods resulted primarily from the change in the securities lending payable.

Senior Notes

In May 2006, we issued $500 million of 6.45% senior notes due June 1, 2016, as discussed above. We paid $300 million when our 7.25% senior notes matured on August 1, 2006. Our senior notes and related swap agreements are more fully-discussed in Note 9 to the condensed consolidated financial statements.

Credit Agreement

On July 14, 2006, we replaced our existing 5-year $600 million unsecured revolving credit agreement (“old credit agreement”) with a new 5-year $1.0 billion unsecured revolving credit agreement (“new credit agreement”). We entered into the new credit agreement for general corporate purposes. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $1 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The new credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants, regarding the maintenance of net worth and a maximum leverage ratio. The terms of the new credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. At this time, we do not believe the material adverse effect clause poses a material funding risk to us.

In addition, we have outstanding letters of credit of $35.1 million secured under the new credit agreement. No amounts have ever been drawn on these letters of credit. As of August 2, 2006, we had $864.9 million of remaining borrowing capacity under the new credit agreement after borrowing $100 million on August 1, 2006. We have other relationships, including financial advisory and banking, with some parties to the new credit agreement.

As of June 30, 2006, there were no amounts outstanding under the old credit agreement.

Other Borrowings

Other borrowings of $3.3 million at June 30, 2006 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

As of June 30, 2006, we maintained aggregate statutory capital and surplus of $1,324.3 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $1,008.6 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated premium growth in 2006 resulting from the expansion of our Medicare products, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $300 million to $400 million in the remainder of 2006.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at June 30, 2006, we would be required to fund $22.0 million in one of our Puerto Rico subsidiaries to meet all requirements. After this funding, we would have $238.6 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our principal accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2006.

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

For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 10 to the condensed consolidated financial statements beginning on page 16 of this Form 10-Q.

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

• downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations; and

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

HUMANA INC.
(Registrant)

Date: August 2, 2006	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley Vice President and Controller (Principal Accounting Officer)

Date: August 2, 2006	By:	/s/ ARTHUR P. HIPWELL
Arthur P. Hipwell Senior Vice President and General Counsel