Form 10-Q
period 2006-09-30
HUMANA INC
filed 2006-11-07
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2006
$0.16 2/3 par value	166,228,458 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2006

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,181,234	$732,016
Investment securities	3,242,711	2,354,904
Receivables, less allowance for doubtful accounts of $50,163 in 2006 and $32,557 in 2005:
Premiums	729,949	723,190
Administrative services fees	15,055	15,462
Securities lending collateral	917,325	47,610
Other current assets	1,066,731	333,004

Total current assets	7,153,005	4,206,186

Property and equipment, net	518,930	484,412
Other assets:
Long-term investment securities	408,281	391,035
Goodwill	1,307,231	1,264,575
Other long-term assets	569,718	523,406

Total other assets	2,285,230	2,179,016

Total assets	$9,957,165	$6,869,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$2,562,943	$1,909,682
Trade accounts payable and accrued expenses	1,528,991	560,550
Book overdraft	281,244	280,005
Securities lending payable	917,325	47,610
Unearned revenues	146,320	120,489
Current portion of long-term debt	—	301,254

Total current liabilities	5,436,823	3,219,590
Long-term debt	970,144	513,790
Other long-term liabilities	657,735	627,360

Total liabilities	7,064,702	4,360,740

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 182,346,635 shares issued at September 30, 2006 and 179,062,807 shares issued at December 31, 2005	30,391	29,843
Capital in excess of par value	1,333,503	1,235,888
Retained earnings	1,754,077	1,421,675
Accumulated other comprehensive (loss) income	(6,574)	24,832
Treasury stock, at cost, 16,118,177 shares at September 30, 2006 and 15,846,384 shares at December 31, 2005	(218,934)	(203,364)

Total stockholders’ equity	2,892,463	2,508,874

Total liabilities and stockholders’ equity	$9,957,165	$6,869,614

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share results)
Revenues:
Premiums	$5,486,368	$3,712,364	$15,272,329	$10,449,198
Administrative services fees	86,332	66,072	248,721	196,240
Investment income	62,474	38,778	211,943	100,120
Other revenue	14,610	4,247	28,325	9,489

Total revenues	5,649,784	3,821,461	15,761,318	10,755,047

Operating expenses:
Medical	4,616,002	3,094,397	12,879,429	8,736,639
Selling, general and administrative	729,722	616,126	2,204,471	1,586,085
Depreciation and amortization	37,677	34,119	109,179	95,131

Total operating expenses	5,383,401	3,744,642	15,193,079	10,417,855

Income from operations	266,383	76,819	568,239	337,192
Interest expense	17,009	10,141	47,335	28,986

Income before income taxes	249,374	66,678	520,904	308,206
Provision for income taxes	90,176	19,871	188,502	73,252

Net income	$159,198	$46,807	$332,402	$234,954

Basic earnings per common share	$0.97	$0.29	$2.03	$1.45

Diluted earnings per common share	$0.95	$0.28	$1.98	$1.42

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$332,402	$234,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,179	95,131
Gain on sale of investment securities, net	(60,435)	(9,300)
Stock-based compensation	24,401	22,437
Provision (benefit) for deferred income taxes	22,269	(29,223)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	(5,509)	(129,236)
Other assets	(389,013)	(31,287)
Medical and other expenses payable	632,063	357,841
Other liabilities	465,993	(20,629)
Unearned revenues	20,892	367,809
Other, net	(431)	2,369

Net cash provided by operating activities	1,151,811	860,866

Cash flows from investing activities
Acquisitions, net of cash acquired	(26,362)	(352,816)
Purchases of property and equipment	(136,602)	(112,318)
Proceeds from sales of property and equipment	9,452	2,648
Purchases of investment securities	(3,505,391)	(1,694,123)
Maturities of investment securities	1,478,017	596,276
Proceeds from sales of investment securities	1,219,555	992,420
Change in securities lending collateral	(869,715)	(39,713)

Net cash used in investing activities	(1,831,046)	(607,626)

Cash flows from financing activities
Receipts from CMS contract deposits	1,427,849	—
Withdrawals from CMS contract deposits	(1,370,862)	—
Borrowings under credit agreement	250,000	294,000
Repayments under credit agreement	(300,000)	(294,000)
Proceeds from issuance of senior notes	498,545	—
Repayments of senior notes	(300,000)	—
Debt issue costs	(5,796)	—
Change in book overdraft	1,239	66,373
Change in securities lending payable	869,715	39,713
Common stock repurchases	(15,570)	(2,071)
Tax benefit from stock-based compensation	30,791	11,258
Proceeds from stock option exercises and other	42,542	30,344

Net cash provided by financing activities	1,128,453	145,617

Increase in cash and cash equivalents	449,218	398,857
Cash and cash equivalents at beginning of period	732,016	580,079

Cash and cash equivalents at end of period	$1,181,234	$978,936

Supplemental cash flow disclosures:
Interest payments	$51,403	$33,903
Income tax payments, net	$98,557	$125,574

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

The payment we receive monthly from the Centers for Medicare and Medicaid Services, or CMS, generally represents our bid amount for providing prescription drug insurance coverage. We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract. However, our CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for Humana and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

us or require us to refund to CMS a portion of the premiums we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience.

Certain subsidies represent reimbursements from CMS for claims we paid for which we assume no risk, including reinsurance payments and low-income cost subsidies. Claims paid for catastrophic coverage above the out-of-pocket threshold for which we are not at risk are all reimbursed by CMS through the reinsurance subsidy for PDP and MA-PD plans offering the standard coverage. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. We account for these subsidies as a deposit in our condensed consolidated balance sheets and as a financing activity in our condensed consolidated statements of cash flows. We do not recognize premium revenue or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded to the balance sheet in other current assets or trade accounts payable and accrued expenses depending on the net contract balance at the end of the reporting period. We received subsidies from CMS in excess of related withdrawals for claims paid of $57.0 million for the nine months ended September 30, 2006.

We recognize pharmacy benefit costs, net of rebates, as incurred. We have subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which will become effective for us beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. We currently are evaluating the impact of the adoption of FIN 48, however it is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. We are required to adopt SFAS 158 prospectively in the fourth quarter of 2006 for the year ending December 31, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and revises certain disclosure requirements. The benefit obligation is defined as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for any other postretirement benefit plan, such as a retiree health care plan. The impact of adopting SFAS 158 will not be material to our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 157, however we do not expect the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

(3) Acquisitions

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $65.8 million including estimated transaction costs. This acquisition strengthens our position in the Kentucky market. The purchase price is subject to an adjustment primarily based on the outcome of a six-month claims settlement period. Claims that ultimately settle

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

favorably or unfavorably to the opening balance sheet estimate will result in a purchase price adjustment. Our preliminary estimate of net tangible assets acquired of $20.0 million primarily consisted of cash and cash equivalents. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $45.8 million. We allocated this excess purchase price to other intangible assets of $12.2 million and associated deferred tax liabilities of $4.6 million, and non-deductible goodwill of $38.2 million. The other intangible assets, which consist primarily of customer contracts, have a weighted average useful life of 6.8 years.

The results of operations and financial condition of CHA Health have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition date. The pro forma financial information assuming the acquisition of CHA Health had occurred as of the beginning of each respective period was not material to our results of operations.

(4) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2006 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2005	$741,260	$523,315	$1,264,575
CHA Health acquisition	38,212	—	38,212
Contingent purchase price settlements related to:
Prior years acquisitions	3,244	1,200	4,444

Balance at September 30, 2006	$782,716	$524,515	$1,307,231

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2006 and December 31, 2005:

	Weighted Average Life at 9/30/06	September 30, 2006			December 31, 2005
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	10.2 yrs	$114,944	$32,143	$82,801	$103,251	$18,483	$84,768
Provider contracts	14.5 yrs	11,500	1,810	9,690	10,300	1,202	9,098
Licenses and other	16.7 yrs	11,602	3,625	7,977	12,890	2,741	10,149

Total other intangible assets	11.0 yrs	$138,046	$37,578	$100,468	$126,441	$22,426	$104,015

Amortization expense for other intangible assets was approximately $15.2 million for the nine months ended September 30, 2006 and $18.8 million for the nine months ended September 30, 2005. The following table presents our estimate of amortization expense for the remaining three months of 2006 and for each of the five next succeeding fiscal years:

(in thousands)
For the three month period ending December 31, 2006	$4,823
For the years ending December 31,
2007	$16,989
2008	$14,076
2009	$10,096
2010	$9,511
2011	$9,440

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(5) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$159,198	$46,807	$332,402	$234,954
Change in net unrealized investment gains (losses), net of tax	36,778	(16,619)	(31,406)	(20,030)

Comprehensive income, net of tax	$195,976	$30,188	$300,996	$214,924

(6) Stock-based Compensation Plans

We have plans under which options to purchase our common stock and restricted stock awards have been granted to executive officers, directors, key employees and consultants. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, stock-based compensation awards are generally settled with authorized but unissued company stock. The compensation expense that has been charged against income for these plans was as follows for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Stock-based compensation expense by type:
Stock options	$4,109	$6,395	$13,473	$17,937
Restricted stock awards	5,241	1,672	10,928	4,500

Total stock-based compensation expense	9,350	8,067	24,401	22,437
Tax benefit recognized	(3,462)	(3,034)	(9,013)	(8,437)

Stock-based compensation expense, net of tax	$5,888	$5,033	$15,388	$14,000

A greater proportion of the awards granted to employees, excluding executive officers, during 2006 were restricted stock awards as opposed to stock options when compared to grants made in prior years.

The tax benefit recognized in our condensed consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $38.6 million and $16.9 million for the nine months ended September 30, 2006 and 2005, respectively. There was no capitalized stock-based compensation expense.

At September 30, 2006, there were 20,121,456 shares reserved for stock award plans, including 12,253,904 shares of common stock available for future grants.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The weighted average fair value of each option granted during the three and nine months ended September 30, 2006 and 2005 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted average assumptions indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Weighted average fair value at grant date	$19.86	$16.17	$19.13	$12.88
Expected option life (years)	4.3	4.6	4.9	5.0
Expected volatility	30.3%	33.4%	31.8%	37.3%
Risk-free interest rate	4.7%	4.0%	4.6%	3.9%
Dividend yield	None	None	None	None

When valuing employee stock options, we stratify the employee population into homogenous groups that historically have exhibited similar exercise behaviors. These groups include executive officers, directors, and all other employees. We value the stock options based on the unique assumptions for each of these employee groups.

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

We base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term.

Activity for our option plans was as follows for the nine months ended September 30, 2006:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2005	9,661,758	$19.50
Granted	934,412	53.71
Exercised	(2,624,659)	16.38
Forfeited	(128,830)	20.14
Expired	—	—

Options outstanding at September 30, 2006	7,842,681	$24.61

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share (1)	Aggregate Intrinsic Value ($000) (1)
Options exercisable at September 30, 2006	4,358,240	$16.22	4.9 Years	$49.26	$214,686
Options vested and expected to vest as of September 30, 2006(2)	7,778,637	$24.49	5.3 Years	$40.99	$318,893

(1)	Computed based upon the amount by which the fair market value of our common stock at September 30, 2006 of $65.48 per share exceeded the weighted average exercise price.
(2)	We began estimating forfeitures under SFAS 123R upon adoption on January 1, 2006.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The total intrinsic value of stock options exercised during the three months ended September 30, 2006 was $54.0 million, compared with $16.1 million during the three months ended September 30, 2005. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $99.6 million, compared with $43.1 million during the nine months ended September 30, 2005. Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 totaled $43.0 million and $29.6 million, respectively.

Total compensation expense related to nonvested options not yet recognized was $22.6 million at September 30, 2006. We expect to recognize this compensation expense over a weighted average period of approximately 1.8 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the average market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally three years from the date of grant.

The weighted average grant date fair value of our restricted stock awards was $60.86 and $54.33 for the three and nine months ended September 30, 2006, respectively, and $32.36 for the nine months ended September 30, 2005. There were no restricted stock awards granted for the three months ended September 30, 2005. Activity for our restricted stock awards was as follows for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2005	489,300	$32.92
Granted	693,784	54.33
Vested	(32,642)	60.18
Forfeited	(43,638)	38.64

Nonvested restricted stock at September 30, 2006	1,106,804	$45.31

The fair value of shares vested during the three months ended September 30, 2006 was $1.8 million. No awards vested during the three months ended September 30, 2005. The fair value of shares vested during the nine months ended September 30, 2006 was $2.0 million compared with $0.9 million for the nine months ended September 30, 2005. Total compensation expense related to nonvested restricted stock awards not yet recognized was $29.2 million at September 30, 2006. We expect to recognize this compensation expense over a weighted average period of approximately 2.0 years. There are no other contractual terms covering restricted stock awards once vested.

Restrospective Application

We adopted SFAS 123R effective January 1, 2006. In accordance with the modified retrospective application method, we have adjusted previously reported results to reflect the effect of expensing stock awards. The cumulative effect adjustment for a change in accounting principle relating to the estimate of forfeitures on all unvested awards at January 1, 2006 was immaterial and is included in compensation expense for the nine months ended September 30, 2006. The following table illustrates the effect of the retrospective application on the beginning balances of the specified balance sheet accounts as if the fair value method described in SFAS 123R had been applied to all prior years for which the original provisions of SFAS 123 were effective.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

As of December 31, 2005
(in thousands)
Other long-term liabilities (net deferred tax liability), before adoption	$662,129
Adjustment for SFAS 123	(34,769)

Other long-term liabilities (net deferred tax liability), after adoption	$627,360

Capital in excess of par value, before adoption	$1,098,117
Adjustment for SFAS 123	137,771

Capital in excess of par value, after adoption	$1,235,888

Retained earnings, before adoption	$1,538,306
Adjustment for SFAS 123	(116,631)

Retained earnings, after adoption	$1,421,675

The effect of the retrospective adoption of SFAS 123R on the consolidated statements of income and cash flows for the periods presented is as follows:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
	(in thousands, except per share results)
Income from operations, before adoption	$81,645	$351,484
Adjustment for SFAS 123	(4,826)	(14,292)

Income from operations, after adoption	$76,819	$337,192

Income before income taxes, before adoption	$71,504	$322,498
Adjustment for SFAS 123	(4,826)	(14,292)

Income before income taxes, after adoption	$66,678	$308,206

Net income, before adoption	$49,944	$243,876
Adjustment for SFAS 123	(3,137)	(8,922)

Net income, after adoption	$46,807	$234,954

Basic earnings per common share, before adoption	$0.31	$1.51
Adjustment for SFAS 123	(0.02)	(0.06)

Basic earnings per common share, after adoption	$0.29	$1.45

Diluted earnings per common share, before adoption	$0.30	$1.48
Adjustment for SFAS 123	(0.02)	(0.06)

Diluted earnings per common share, after adoption	$0.28	$1.42

Net cash provided by operating activities, before adoption		$872,124
Adjustment for SFAS 123		(11,258)

Net cash provided by operating activities, after adoption		$860,866

Net cash provided by financing activities, before adoption		$134,359
Adjustment for SFAS 123		11,258

Net cash provided by financing activities, after adoption		$145,617

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(7) Earnings Per Common Share

The following table provides details supporting the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share results)
Net income available for common stockholders	$159,198	$46,807	$332,402	$234,954

Weighted average outstanding shares of common stock used to compute basic earnings per common share	164,387	162,048	163,736	161,484
Dilutive effect of:
Employee stock options	3,606	3,891	3,732	3,686
Restricted stock	383	137	278	70

Shares used to compute diluted earnings per common share	168,376	166,076	167,746	165,240

Basic earnings per common share	$0.97	$0.29	$2.03	$1.45

Diluted earnings per common share	$0.95	$0.28	$1.98	$1.42

Number of antidilutive stock options and restricted stock excluded from computation	911	94	817	1,041

(8) Income Taxes

The effective income tax rate was 36.2% for the three and nine months ended September 30, 2006 compared to 29.8% for the three months ended September 30, 2005 and 23.8% for the nine months ended September 30, 2005. The higher effective tax rate for the three months ended September 30, 2006 reflects the growth in pretax income outpacing the growth in tax-exempt investment income. The higher effective tax rate for the nine months ended September 30, 2006 is primarily due to the resolution of a contingent gain of $22.8 million in the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year which did not recur in 2006.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(9) Long-term Debt

Long-term debt outstanding was as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Long-term debt:
7.25% senior, unsecured notes due Aug. 1, 2006, net of unamortized discount of $86 at December 31, 2005	$—	$299,914
6.30% senior, unsecured notes due Aug. 1, 2018, net of unamortized discount of $680 at September 30, 2006 and $724 at December 31, 2005	299,320	299,276
6.45% senior, unsecured notes due June 1, 2016, net of unamortized discount of $1,420 at September 30, 2006	498,580	—
Fair value of interest rate swap agreements	19,044	6,084
Deferred gain from interest rate swap exchange	—	6,131

Total senior notes	816,944	611,405
Credit agreement	150,000	200,000
Other long-term borrowings	3,200	3,639

Total debt	970,144	815,044
Less: Current portion of long-term debt	—	301,254

Total long-term debt	$970,144	$513,790

Senior Notes

In May 2006, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the discount and cost of the offering, were $494.4 million. We used a portion of these net proceeds from the offering for the repayment of the outstanding balance under our credit agreement, which at the time of the issuance was $200 million, and the repayment of our 7.25% senior notes which matured on August 1, 2006.

Swap Agreements

In order to hedge the risk of changes in the fair value of all our senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. At September 30, 2006, the weighted average effective interest rate for all of our senior notes was 6.28%.

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

At September 30, 2006, the fair value of all our swap agreements was in our favor by $19.0 million and included in other long-term assets. Likewise, the carrying values of all of our senior notes have been increased $19.0 million to reflect their fair values. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements discussed above related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million was being amortized to reduce interest expense over the remaining term of the 7.25% senior notes which matured August 1, 2006. Amortization of the deferred swap gain reduced interest expense by $0.9 million and $2.6 million for the three months ended September 30, 2006 and 2005, respectively. Amortization of the deferred swap gain reduced interest expense by $6.1 million and $7.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

The new credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants, regarding the maintenance of a minimum level of net worth and a maximum leverage ratio. The terms of the new credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. At this time, we do not believe the material adverse effect clause poses a material funding risk to us.

In addition, we have outstanding letters of credit of $3.4 million secured under the new credit agreement. No amounts have ever been drawn on these letters of credit. As of September 30, 2006, we had $846.6 million of remaining borrowing capacity under the new credit agreement. We have other relationships, including financial advisory and banking, with some parties to the new credit agreement.

Other Borrowings

Other borrowings of $3.2 million at September 30, 2006 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

(10) Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 54% of our total premiums and administrative services only, or ASO, fees for the nine months ended September 30, 2006, primarily consisted of products covered under the Medicare Advantage and PDP contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2007. For the year beginning January 1, 2007, we have entered into additional Medicare Advantage and PDP contracts with CMS for New York and Puerto Rico. The New York and Puerto Rico contracts are substantially similar in all material respects with the previous Humana/CMS contracts, forms of which were attached as exhibits to the Form 10-Q filed by the Company for the quarter ended September 30, 2005.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our TRICARE business, which accounted for approximately 12% of our total premiums and ASO fees for the nine months ended September 30, 2006, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals on April 1 of each year at the Government’s option. Effective April 1, 2006, the South Region contract was extended into the third option period, which runs from April 1, 2006 to March 31, 2007. The contract expires March 31, 2009. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the third option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the nine months ended September 30, 2006, consisted of contracts in Puerto Rico and Florida. Our contracts with the Puerto Rico Health Insurance Administration accounted for approximately 2% of our total premium and ASO fees for the nine months ended September 30, 2006. We currently are operating under the terms of our contracts that expired October 31, 2006. Due to several ongoing and unresolved issues with the program, the government of Puerto Rico has decided to delay the bid process for new contracts. It now appears that the Puerto Rico Health Insurance Administration will request an additional extension of the existing contracts through September 30, 2007, subject to our mutual agreement on terms and rates. There is no assurance that the Puerto Rico Health Insurance Administration will request such an extension, and we are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Legal Proceedings

Our current and past business practices are subject to review by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, competitive practices, commission payments, privacy issues, utilization management practices, and sales practices. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.

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

Our segment results were as follows for the three and nine months ended September 30, 2006 and 2005:

	Government Segment
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$2,366,206	$1,296,743	$6,196,455	$3,372,326
Medicare PDP	851,398	—	2,168,310	—

Total Medicare	3,217,604	1,296,743	8,364,765	3,372,326
TRICARE	639,657	659,019	1,898,038	1,832,526
Medicaid	128,018	139,961	386,643	409,105

Total premiums	3,985,279	2,095,723	10,649,446	5,613,957
Administrative services fees	11,136	11,076	33,471	39,870
Investment and other income	33,545	7,086	70,267	14,619

Total revenues	4,029,960	2,113,885	10,753,184	5,668,446

Operating expenses:
Medical	3,389,150	1,729,902	9,107,593	4,700,028
Selling, general and administrative	403,951	278,488	1,239,085	659,797
Depreciation and amortization	20,857	15,449	61,374	39,476

Total operating expenses	3,813,958	2,023,839	10,408,052	5,399,301

Income from operations	216,002	90,046	345,132	269,145
Interest expense	8,998	2,178	18,575	8,274

Income before income taxes	$207,004	$87,868	$326,557	$260,871

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Premiums:
Fully insured
PPO	$935,873	$905,475	$2,760,992	$2,719,961
HMO	462,072	614,496	1,555,531	1,829,682

Total fully insured	1,397,945	1,519,971	4,316,523	4,549,643
Specialty	103,144	96,670	306,360	285,598

Total premiums	1,501,089	1,616,641	4,622,883	4,835,241
Administrative services fees	75,196	54,996	215,250	156,370
Investment and other income	43,539	35,939	170,001	94,990

Total revenues	1,619,824	1,707,576	5,008,134	5,086,601

Operating expenses:
Medical	1,226,852	1,364,495	3,771,836	4,036,611
Selling, general and administrative	325,771	337,638	965,386	926,288
Depreciation and amortization	16,820	18,670	47,805	55,655

Total operating expenses	1,569,443	1,720,803	4,785,027	5,018,554

Income (loss) from operations	50,381	(13,227)	223,107	68,047
Interest expense	8,011	7,963	28,760	20,712

Income (loss) before income taxes	$42,370	$(21,190)	$194,347	$47,335

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2005 revenues of $14.4 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and consumer-choice plans for government-sponsored programs, employer groups, and individuals. As of September 30, 2006, we had approximately 11.1 million members in our medical benefit programs, as well as approximately 1.9 million members in our specialty products programs.

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

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to substantial growth during 2006. Medicare Advantage membership increased to 993,000 members at September 30, 2006, up 78% from 557,800 members at December 31, 2005, primarily due to sales of Private Fee-For-Service, or PFFS, products. Our new Medicare stand-alone PDP products added 3,521,000 members during the nine months ended September 30, 2006. Likewise, Medicare premium revenues of $3.2 billion for the third quarter of 2006 increased 148.1% from $1.3 billion in the third quarter of 2005, and increased 10.3% from $2.9 billion in the second quarter of 2006. We expect full year 2006 Medicare premium revenues to nearly double compared to 2005 as a result of the growth of our Medicare Advantage and PDP products.

Earnings in the Government segment for the three months ended September 30, 2006 were 73% higher than Government segment earnings for the first two quarters of 2006 due to the combination of 1) the earnings pattern associated with our new PDP business and 2) a lower ratio of selling, general and administrative expenses, or SG&A expenses, relative to premium revenues for our Medicare Advantage and PDP business. Our earnings pattern is significantly impacted by the amount of prescription drug costs incurred in the first half relative to the latter half of the year due to the PDP benefit designs. These benefit designs result in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period as specified under the CMS “defined standard” plan. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages for the plans which comprise the majority of our membership, resulting in an improving medical expense ratio, or MER, for the PDP products as the year progresses.

In the three months ended September 30, 2006 our revenues began to reach the level ultimately contemplated by our infrastructure and service capacity build out that began in late 2005 and continued through the end of the second quarter of 2006. As a result, our SG&A expense ratio has declined.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and exercise pricing discipline relative to our fully insured accounts. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. Commercial segment medical membership increased 121,100 members, or 3.8% from December 31, 2005 to 3,291,900 at September 30, 2006 as a result of the May 1, 2006 CHA acquisition which added 88,400 members and higher ASO, individual and consumer-choice membership, partially offset by a decline in our fully insured group membership. ASO membership at September 30, 2006 was up 29% from September 30, 2005. Individual membership increased 15% and consumer-choice membership 23% during the same period. These three areas, together with our small group business, now represent more than 77% of our Commercial medical membership. We experienced a decline in our fully insured group commercial membership as a result of pricing actions by some competitors whom we perceive as desiring to gain market share in certain markets.

Other Highlights

•	Our 2007 Medicare product filings were approved and released by CMS on September 29, 2006.

•	We issued $500 million of 6.45% senior notes due June 1, 2016 in May 2006, replaced our existing 5-year $600 million unsecured revolving credit agreement with a new 5-year $1.0 billion unsecured revolving credit agreement in July 2006, and repaid our $300 million of 7.25% senior notes in August 2006. These transactions are more fully described in Note 9 to the condensed consolidated financial statements.

•	During the nine months ended September 30, 2006, we sold a venture capital investment for cash proceeds of $65.3 million, resulting in a realized pretax gain of $51.7 million.

•	The effective income tax rate was 36.2% for the nine months ended September 30, 2006 compared to 23.8% for the nine months ended September 30, 2005. The lower effective tax rate in 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million.

•	Cash flows from operations increased $290.9 million to $1,151.8 million for the nine months ended September 30, 2006 compared to $860.9 million for the nine months ended September 30, 2005 even with unfavorable comparisons caused by the timing of our Medicare payments. The nine months ended September 30, 2005 included ten monthly Medicare payments, increasing operating cash flows by $365.0 million, compared to only nine monthly Medicare payments during the nine months ended September 30, 2006.

•	Our operating cash flow has been favorably impacted by the Part D provisions of our Medicare Advantage and PDP contracts, including $432.5 million in estimated net amounts owed to CMS under the risk corridor provisions which are expected to be settled during 2007.

•	Our Complete stand-alone PDP plan, representing 12% of our PDP membership, is operating at a loss with an MER of 133% for the three months ended September 30, 2006. The primary reason for the operating loss is that this plan offers benefits in excess of the standard plan which are not reimbursable under the risk corridor provisions of the contract.

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

Recent Acquisition

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $65.8 million including estimated transaction costs. This acquisition strengthens our position in the Kentucky market. The acquisition of CHA Health added approximately 60,100 fully insured group members and 28,300 ASO members to our Commercial segment medical membership. This transaction is not expected to have a material impact on our results of operations or cash flows from operations for 2006.

2005 Settlement of Class Action Litigation

On October 17, 2005, we reached an agreement with representatives of more than 700,000 physicians to settle a nationwide class action suit. In connection with the settlement and other related litigation costs, we recorded pretax administrative expenses of $71.9 million ($44.8 million after taxes, or $0.27 per diluted common share) in the third quarter of 2005. Of the $71.9 million, $33.4 million was included in the Government segment results and the remaining $38.5 million was included in the Commercial segment results. These amounts have been paid.

2005 Hurricane Katrina

Certain areas of our operations, primarily the Louisiana market, were negatively affected by the impact of Hurricane Katrina in August 2005. Expenses related to Hurricane Katrina primarily stemmed from our efforts, in cooperation with Departments of Insurance in the affected states, to help our members by offering participating-provider benefits at non-participating providers, paying claims for members who were unable at that time to meet their premium obligations and similar measures. In connection with Hurricane Katrina, we recorded pretax medical and administrative expenses of $6.7 million ($4.2 million after taxes, or $0.03 per diluted common share) during the third quarter of 2005. Of the $6.7 million, $1.5 million was included in the Government segment results and the remaining $5.2 million was included in the Commercial segment results.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which will become effective for us beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. We currently are evaluating the impact of the adoption of FIN 48, however it is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. We are required to adopt SFAS 158 prospectively in the fourth quarter of 2006 for the year ending December 31, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and revises certain disclosure requirements. The benefit obligation is defined as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for any other postretirement benefit plan, such as a retiree health care plan. The impact of adopting SFAS 158 will not be material to our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 157, however we do not expect the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

Comparison of Results of Operations for 2006 and 2005

The following discussion primarily deals with our results of operations for the three months ended September 30, 2006, or the 2006 quarter, the three months ended September 30, 2005, or the 2005 quarter, the nine months ended September 30, 2006, or the 2006 period, and the nine months ended September 30, 2005, or the 2005 period.

The following table presents certain financial data for our two segments:

	For the three months ended September 30,		Change
	2006	2005	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$2,366,206	$1,296,743	$1,069,463	82.5%
Medicare PDP	851,398	—	851,398	100.0%

Total Medicare	3,217,604	1,296,743	1,920,861	148.1%
TRICARE	639,657	659,019	(19,362)	(2.9)%
Medicaid	128,018	139,961	(11,943)	(8.5)%

Total Government	3,985,279	2,095,723	1,889,556	90.2%

Fully insured	1,397,945	1,519,971	(122,026)	(8.0)%
Specialty	103,144	96,670	6,474	6.7%

Total Commercial	1,501,089	1,616,641	(115,552)	(7.1)%

Total	$5,486,368	$3,712,364	$1,774,004	47.8%

Administrative services fees:
Government	$11,136	$11,076	$60	0.5%
Commercial	75,196	54,996	20,200	36.7%

Total	$86,332	$66,072	$20,260	30.7%

Income (loss) before income taxes (a):
Government	$207,004	$87,868	$119,136	135.6%
Commercial	42,370	(21,190)	63,560	300.0%

Total	$249,374	$66,678	$182,696	274.0%

Medical expense ratios (b):
Government	85.0%	82.5%		2.5%
Commercial	81.7%	84.4%		(2.7)%

Total	84.1%	83.4%		0.7%

SG&A expense ratios (a) (c):
Government	10.1%	13.2%		(3.1)%
Commercial	20.7%	20.2%		0.5%

Total	13.1%	16.3%		(3.2)%

	For the nine months ended September 30,		Change
	2006	2005	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$6,196,455	$3,372,326	$2,824,129	83.7%
Medicare PDP	2,168,310	—	2,168,310	100.0%

Total Medicare	8,364,765	3,372,326	4,992,439	148.0%
TRICARE	1,898,038	1,832,526	65,512	3.6%
Medicaid	386,643	409,105	(22,462)	(5.5)%

Total Government	10,649,446	5,613,957	5,035,489	89.7%

Fully insured	4,316,523	4,549,643	(233,120)	(5.1)%
Specialty	306,360	285,598	20,762	7.3%

Total Commercial	4,622,883	4,835,241	(212,358)	(4.4)%

Total	$15,272,329	$10,449,198	$4,823,131	46.2%

Administrative services fees:
Government	$33,471	$39,870	$(6,399)	(16.0)%
Commercial	215,250	156,370	58,880	37.7%

Total	$248,721	$196,240	$52,481	26.7%

Income before income taxes (a):
Government	$326,557	$260,871	$65,686	25.2%
Commercial	194,347	47,335	147,012	310.6%

Total	$520,904	$308,206	$212,698	69.0%

Medical expense ratios (b):
Government	85.5%	83.7%		1.8%
Commercial	81.6%	83.5%		(1.9)%

Total	84.3%	83.6%		0.7%

SG&A expense ratios (a) (c):
Government	11.6%	11.7%		(0.1)%
Commercial	20.0%	18.6%		1.4%

Total	14.2%	14.9%		(0.7)%

(a)	Prior period amounts have been adjusted to reflect the expensing of stock awards under the modified retrospective application method of SFAS 123R as more fully discussed in Note 6 to the condensed consolidated financial statements included in this report.
(b)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(c)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Ending medical membership was as follows at September 30, 2006 and 2005:

	September 30,		Change
	2006	2005	Members	Percentage
Government segment medical members:
Medicare Advantage	993,000	503,100	489,900	97.4%
Medicare PDP	3,521,000	—	3,521,000	100.0%

Total Medicare	4,514,000	503,100	4,010,900	797.2%

TRICARE	1,721,300	1,747,100	(25,800)	(1.5)%
TRICARE ASO	1,141,400	1,127,300	14,100	1.3%

Total TRICARE	2,862,700	2,874,400	(11,700)	(0.4)%
Medicaid	412,600	459,400	(46,800)	(10.2)%

Total Government	7,789,300	3,836,900	3,952,400	103.0%

Commercial segment medical members:
Fully insured	1,779,900	2,007,400	(227,500)	(11.3)%
ASO	1,512,000	1,170,500	341,500	29.2%

Total Commercial	3,291,900	3,177,900	114,000	3.6%

Total medical membership	11,081,200	7,014,800	4,066,400	58.0%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $159.2 million, or $0.95 per diluted common share, in the 2006 quarter compared to $46.8 million, or $0.28 per diluted common share, in the 2005 quarter. Net income was $332.4 million, or $1.98 per diluted common share, in the 2006 period compared to $235.0 million, or $1.42 per diluted common share, in the 2005 period. The 2005 quarter and period included expenses resulting from the physician class action settlement ($44.8 million after taxes, or $0.27 per diluted common share) and costs associated with Hurricane Katrina ($4.2 million after taxes, or $0.03 per diluted common share) described previously. The 2005 period also included the beneficial effect of an effective tax rate of approximately 23.8% compared to 36.2% in the 2006 period, primarily due to the resolution of a contingent gain during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year. After considering litigation and Hurricane Katrina expenses and the favorable tax gain contingency in the prior year, the remaining year over year improvement in the 2006 quarter and period result from earnings increases in both the Government and Commercial segments.

Premium Revenues and Medical Membership

Premium revenues increased 47.8% to $5.5 billion for the 2006 quarter, compared to $3.7 billion for the 2005 quarter. For the 2006 period, premium revenues were $15.3 billion, an increase of 46.2% compared to $10.4 billion for the 2005 period. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues. Premium revenues reflect higher enrollment in our Medicare Advantage plans and the addition of our PDP business.

Government segment premium revenues increased $1.9 billion, or 90.2% to $4.0 billion for the 2006 quarter, compared to $2.1 billion for the 2005 quarter. For the 2006 period, Government segment premium revenues were $10.6 billion, an increase of $5.0 billion, or 89.7% compared to $5.6 billion for the 2005 period. This increase primarily was attributable to the expanded participation in various Medicare products and geographic markets. Sales of our PFFS products drove the majority of the 97.4% increase in Medicare Advantage members since September 30, 2005. At September 30, 2006, approximately 47% of the company’s Medicare Advantage members were in PFFS plans versus 15% at September 30, 2005. Additionally, our new Medicare stand-alone PDP products added 3,521,000 members during the 2006 period and $851.4 million in new premium revenues during the 2006 quarter and $2.2 billion during the 2006 period. Medicaid membership declined by 46,800 members from September 30, 2005 to September 30, 2006 primarily due to the non-renewal of the Illinois Medicaid program on July 31, 2005 and a shift of eligible Puerto Rico Medicaid members to the Medicare program.

Commercial segment premium revenues decreased 7.1% to $1.5 billion for the 2006 quarter. For the 2006 period, Commercial segment premium revenues decreased 4.4% to $4.6 billion compared to $4.8 billion for the 2005 period. Lower premium revenues primarily resulted from a reduction of fully insured membership. Our fully insured membership decreased 11.3%, or 227,500 members, to 1,779,900 at September 30, 2006 compared to 2,007,400 at September 30, 2005 primarily as a result of continued attrition within the fully insured group accounts, partially offset by membership gains from the CHA acquisition, and membership increases in the individual and consumer-choice product lines. Attrition in the fully insured group accounts results from a competitive pricing environment. Average per member premiums for our fully insured group medical members increased approximately 4.9% from the 2005 quarter to the 2006 quarter and increased approximately 5.7% from the 2005 period to the 2006 period. These average per member premium increases reflect a shift in the mix in our fully insured group membership from large groups to individuals and small groups as large groups continue to move to an administrative services only offering. Average per member premiums are lower for individuals and small groups than large groups.

Administrative Services Fees

Our administrative services fees for the 2006 quarter were $86.3 million, an increase of $20.2 million, or 30.7%, from $66.1 million for the 2005 quarter. For the 2006 period, administrative services fees were $248.7 million, an increase of $52.5 million, or 26.7%, from $196.2 million for the 2005 period. The increase was primarily due to increases in our Commercial segment administrative services fees.

For the Commercial segment, administrative services fees increased $20.2 million, or 36.7%, from $55.0 million for the 2005 quarter to $75.2 million for the 2006 quarter. For the 2006 period, Commercial segment administrative services fees increased $58.9 million, or 37.7%, from $156.4 million for the 2005 period to $215.3 million for the 2006 period. This increase resulted from increased membership. ASO membership of 1,170,500 members at September 30, 2005 increased 29.2% to 1,512,000 at September 30, 2006. Average per member fees increased approximately 13% in the 2006 quarter and approximately 18% in the 2006 period.

Investment Income

Investment income totaled $62.5 million for the 2006 quarter, an increase of $23.7 million from $38.8 million for the 2005 quarter. Investment income totaled $211.9 million for the 2006 period, an increase of $111.8 million from $100.1 million for the 2005 period. The increase in investment income for the 2006 quarter and period primarily resulted from higher average invested balances and interest rates. In addition, the 2006 period included a $51.7 million realized gain related to the sale of a venture capital investment.

Other Revenue

Other revenue totaled $14.6 million for the 2006 quarter, an increase of $10.4 million from $4.2 million for the 2005 quarter. Other revenue totaled $28.3 million for the 2006 period, an increase of $18.8 million from $9.5 million for the 2005 period. The increase primarily was attributable to copay revenue from our new in-house mail order pharmacy operations in the 2006 quarter and period.

Medical Expense

Consolidated medical expenses increased $1.5 billion, or 49.2%, during the 2006 quarter compared to the 2005 quarter. For the 2006 period, consolidated medical expense was $12.9 billion, an increase of $4.1 billion, or 47.4%, from the 2005 period. The increase was primarily driven by the increase in the number of members, particularly Medicare members, and an increase in average per member claims costs primarily from the effects of health care inflation.

MER, which is computed by taking total medical expenses as a percentage of premium revenues, represents a key industry statistic used to measure underwriting profitability.

The consolidated MER for the 2006 quarter was 84.1%, a 70 basis point increase from 83.4% for the 2005 quarter. The consolidated MER for the 2006 period was 84.3%, an increase of 70 basis points from the 2005 period rate of 83.6%. An improvement in the Commercial segment MER was offset by a higher Government segment MER associated with the new Medicare PDP offerings.

The Government segment’s medical expenses increased $1.7 billion, or 95.9%, during the 2006 quarter compared to the 2005 quarter. For the 2006 period, the Government segment’s medical expenses increased $4.4 billion, or 93.8% from the 2005 period. The increase was primarily due to an increase in the number of Medicare members, including those enrolled in our PDPs.

The Government segment’s MER for the 2006 quarter was 85.0%, a 250 basis point increase from the 2005 quarter of 82.5%. For the 2006 period, the Government segment’s MER was 85.5%, an increase of 180 basis points from the 2005 period of 83.7%. The increase was primarily attributable to the establishment of the stand-alone

PDPs in January 2006 with an MER of 93.0% for the 2006 quarter and an MER of 93.7% for the 2006 period. The MER for our PDP business was impacted by the amount of prescription drug costs recognized as incurred relative to premium revenue due to PDP benefit designs. These benefit designs result in sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages for the plans which comprise the majority of our membership, resulting in a declining MER for the PDP products as the year progresses. The PDP MER was also negatively impacted by an MER in our Complete plan of 133% for the 2006 quarter, one of three stand-alone PDP plans representing approximately 12% of our PDP members. We expect an MER for the full year 2006 of approximately 84% to 85% for our combined Medicare Advantage and stand-alone PDP plans.

The Commercial segment’s medical expenses decreased $137.6 million, or 10.1%, from the 2005 quarter to the 2006 quarter. For the 2006 period, the Commercial segment’s medical expenses decreased $264.8 million, or 6.6%, from the 2005 period. This decrease primarily results from the decrease in fully insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully insured group members was approximately 5% for the 2006 quarter and period and is expected to range from 5% to 6% for the full year 2006.

The MER for the Commercial segment of 81.7% in the 2006 quarter decreased 270 basis points from the 2005 quarter MER of 84.4%. For the 2006 period, the Commercial segment’s MER of 81.6% decreased 190 basis points from the 2005 period MER of 83.5%. Higher medical expenses from Hurricane Katrina increased the 2005 quarter MER 30 basis points and the 2005 period MER 10 basis points. The decrease in MER primarily reflects improving medical cost utilization trends and an increase in the percentage of individuals and small group members comprising our total fully insured block. Individuals and smaller group accounts generally carry a lower MER than larger group accounts.

SG&A Expense

Consolidated SG&A expenses increased $113.6 million, or 18.4%, during the 2006 quarter compared to the 2005 quarter. For the 2006 period, consolidated SG&A expenses increased $618.4 million, or 39.0% from the 2005 period. The increase primarily resulted from an increase in the number of employees and increased sales and marketing costs due to the Medicare expansion offset by prior year litigation and Hurricane Katrina expenses which did not recur. The number of employees increased by 2,600 to 21,300 from 18,700 at December 31, 2005, and by 3,800, or 21.7% from 17,500 at September 30, 2005, primarily in the sales and customer service functions associated with the growth in the Medicare business.

The SG&A expense ratio, which is computed by taking total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees, represents a key industry statistic used to measure administrative spending efficiency.

The consolidated SG&A expense ratio for the 2006 quarter was 13.1%, decreasing 320 basis points from 16.3% for the 2005 quarter. Expenses related to the litigation settlement and Hurricane Katrina increased the SG&A expense ratio 190 basis points for the 2005 quarter. After considering the effects of the litigation settlement and Hurricane Katrina, the remaining decrease resulted from growth in revenues which continued to outpace the related increase in administrative spending on a consolidated basis during the quarter. For the 2006 period, the consolidated SG&A expense ratio was 14.2%, decreasing 70 basis points from 14.9% for the 2005 period. Expenses related to the litigation settlement and Hurricane Katrina increased the SG&A expense ratio 70 basis points for the 2005 period. The consolidated SG&A expense ratio is expected to improve and be in the range of 13.5% to 14.5% for the full year 2006 as revenue growth continues to outpace increases in administrative spending.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $125.5 million, or 45.1%, during the 2006 quarter compared to the 2005 quarter. For the 2006 period, SG&A expenses of $1,239.1 million increased $579.3 million, or 87.8%, from the 2005 period. These increases resulted from higher expenses associated with the infrastructure build out of our expanded Medicare offerings in the latter half of 2005 and early 2006.

The Government segment SG&A expense ratio decreased 310 basis points from 13.2% for the 2005 quarter to 10.1% for the 2006 quarter. Expenses related to the litigation settlement and Hurricane Katrina increased the SG&A expense ratio 160 basis points for the 2005 quarter. After considering the effect of the litigation and hurricane expenses, the decrease from the 2005 quarter to the 2006 quarter resulted from higher expenses associated with the infrastructure build out of our expanded Medicare offerings in the latter half of 2005 and early 2006.

For the 2006 period, the Government segment SG&A expense ratio of 11.6% decreased 10 basis points from 11.7% for the 2005 period. Expenses related to the litigation settlement and Hurricane Katrina increased the SG&A expense ratio 60 basis points for the 2005 period. After considering the effect of the litigation and hurricane expenses, the increase from the 2005 period to the 2006 period resulted from higher spending associated with the Medicare expansion. In particular, marketing expenses and customer service costs per member were significantly higher in the 2006 period as compared to the 2005 period. We anticipate that the SG&A expense ratio will continue to improve in the last quarter of 2006 as compared to the first half of 2006 as average membership and related revenue associated with the Medicare expansion have reached the levels contemplated by the now complete build-out of infrastructure and support functions, providing more leverage against administrative costs.

The Commercial segment SG&A expenses decreased $11.9 million, or 3.5%, during the 2006 quarter compared to the 2005 quarter. The Commercial segment SG&A expenses increased $39.1 million, or 4.2%, during the 2006 period compared to the 2005 period. The Commercial segment SG&A expense ratio increased 50 basis points from 20.2% for the 2005 quarter to 20.7% for the 2006 quarter. For the 2006 period, the Commercial segment SG&A expense ratio of 20.0% increased 140 basis points from 18.6% for the 2005 period. Expenses related to the litigation settlement and Hurricane Katrina increased the SG&A expense ratio 230 basis points for the 2005 quarter and 80 basis points for the 2005 period. After considering the effect of the litigation and hurricane expenses, the increase in the 2006 quarter and 2006 period primarily resulted from an increase in the percentage of small group members comprising our total fully insured membership as well as the continued shift in the mix of membership towards ASO. At September 30, 2005, 37% of our Commercial segment medical membership related to ASO business compared to 46% at September 30, 2006. Small group accounts bear a higher SG&A ratio than larger group accounts and ASO business bears a significantly higher SG&A ratio than fully insured business.

Depreciation and Amortization

Depreciation and amortization for the 2006 quarter totaled $37.7 million compared to $34.1 million for the 2005 quarter, an increase of $3.6 million, or 10.6%. Depreciation and amortization for the 2006 period totaled $109.2 million compared to $95.1 million for the 2005 period, an increase of $14.1 million, or 14.8%. The increase resulted primarily from capital expenditures related to the Medicare expansion.

Interest Expense

Interest expense was $17.0 million for the 2006 quarter, compared to $10.1 million for the 2005 quarter, an increase of $6.9 million. Interest expense was $47.3 million for the 2006 period, compared to $29.0 million for the 2005 period, an increase of $18.3 million. This increase primarily resulted from higher interest rates and higher average outstanding debt.

Income Taxes

Our effective tax rate during the 2006 quarter of 36.2% increased 6.4% compared to the 29.8% effective tax rate in the 2005 quarter. The higher effective tax rate for the 2006 quarter reflects the growth in pretax income outpacing the growth in tax-exempt investment income. Our effective tax rate during the 2006 period of 36.2% increased 12.4% compared to the 23.8% effective tax rate in the 2005 period. The higher effective tax rate for the 2006 period is primarily due to the resolution of a contingent tax gain of $22.8 million in the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year which did not recur in 2006. We expect the full year 2006 effective tax rate to be in the range of 35% to 37%.

Membership

The following table presents our medical and specialty membership at September 30, 2006, June 30, 2006, March 31, 2006, and at the end of each quarter in 2005:

	2006			2005
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	993,000	959,800	741,200	557,800	503,100	474,300	449,900
Medicare PDP	3,521,000	3,458,800	1,959,000	—	—	—	—

Total Medicare	4,514,000	4,418,600	2,700,200	557,800	503,100	474,300	449,900

TRICARE	1,721,300	1,732,600	1,724,700	1,750,900	1,747,100	1,733,600	1,723,400
TRICARE ASO	1,141,400	1,141,900	1,149,300	1,138,200	1,127,300	1,142,800	1,148,400

Total TRICARE	2,862,700	2,874,500	2,874,000	2,889,100	2,874,400	2,876,400	2,871,800
Medicaid	412,600	418,500	427,000	457,900	459,400	477,900	477,200

Total Government	7,789,300	7,711,600	6,001,200	3,904,800	3,836,900	3,828,600	3,798,900

Commercial segment:
Fully insured	1,779,900	1,893,100	1,864,200	1,999,800	2,007,400	2,021,300	2,039,300
ASO	1,512,000	1,420,800	1,395,200	1,171,000	1,170,500	1,178,400	1,180,100

Total Commercial	3,291,900	3,313,900	3,259,400	3,170,800	3,177,900	3,199,700	3,219,400

Total medical members	11,081,200	11,025,500	9,260,600	7,075,600	7,014,800	7,028,300	7,018,300

Specialty Membership:
Commercial segment	1,899,700	1,894,900	1,882,300	1,902,100	1,855,500	1,836,100	1,824,100

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

Cash and cash equivalents increased to $1,181.2 million at September 30, 2006 from $732.0 million at December 31, 2005. The change in cash and cash equivalents for the nine months ended September 30, 2006 and 2005 is summarized as follows:

	2006	2005
	(in thousands)
Net cash provided by operating activities	$1,151,811	$860,866
Net cash used in investing activities	(1,831,046)	(607,626)
Net cash provided by financing activities	1,128,453	145,617

Increase in cash and cash equivalents	$449,218	$398,857

Cash Flow from Operating Activities

Our operating cash flows for the 2005 period were significantly impacted by the timing of the Medicare premium remittance which is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. In addition, when October 1 falls on a weekend, CMS may, at its discretion, withhold the reimbursement payment until the first Monday in October. CMS exercised its option to withhold the reimbursement in 2006, as October 1 fell on a weekend and the October reimbursement payment was not received until October 2, 2006. However, in 2005 October 1 also fell on a weekend but Medicare receipts for October 2005 of $384.8 million were received on September 30, 2005. Therefore, the 2005 period included ten monthly Medicare payments compared to only nine monthly Medicare payments during the 2006 period.

The increase in operating cash flows resulted from Medicare enrollment growth, improved earnings, and the timing of cash flows associated with our new Medicare Part D offering. Our Part D results related to both stand-alone PDP and MA-PD offerings reflect provisions for net amounts payable to CMS of $432.5 million under the risk corridor terms of our contracts with CMS. The risk corridor amount, payable in 2007, is expected to reach between $600 million to $800 million by December 31, 2006. This amount primarily reflects favorable experience on allowable risk corridor costs during the second half of 2006 compared to expectations set out in our original annual bid for 2006 contracts with CMS.

Comparisons of our operating cash flows also are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005	Change
	(in thousands)
TRICARE:
Base receivable	$464,541	$509,444	$(44,903)
Change orders	13,678	32,285	(18,607)

TRICARE subtotal	478,219	541,729	(63,510)
Medicare	183,397	63,931	119,466
Commercial and other	133,551	165,549	(31,998)
Allowance for doubtful accounts	(50,163)	(32,557)	(17,606)

Total net receivables	$745,004	$738,652	$6,352

Reconciliation to cash flow statement:
Receivables from acquisition			(843)

Change in receivables per cash flow statement			$5,509

TRICARE base receivables primarily consist of estimated amounts owed from the federal government for claims incurred including claims incurred but not reported, or IBNR, and underwriting fees. The decrease in base receivable resulted primarily from a decrease in our estimate of IBNR partially offset by an increase in underwriting fee receivables and an increase in the risk share receivable associated with the second option period. The $18.6 million decrease in TRICARE change order receivables resulted from the collection of receivables related to an equitable adjustment to the contract price negotiated in late 2005 for services not originally specified in the contract.

The $119.5 million increase in Medicare receivables as of September 30, 2006 as compared to December 31, 2005 primarily resulted from (1) growth in Medicare membership, and (2) an increase in receivables associated with CMS’s risk adjustment model.

The detail of medical and other expenses payable was as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005	Change
	(in thousands)
IBNR (1)	$1,697,393	$1,074,489	$622,904
TRICARE claims payable (2)	428,555	514,426	(85,871)
Reported claims in process (3)	69,502	67,065	2,437
Other medical expenses payable (4)	367,493	253,702	113,791

Total medical and other expenses payable	$2,562,943	$1,909,682	$653,261

Reconciliation to cash flow statement:
Medical and other expenses payable from acquisition			(21,198)

Change in medical and other expenses payable per cash flow statement			$632,063

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	TRICARE claims payable includes all claim activity associated with TRICARE, including IBNR and payables for sharing risk with the federal government for cost overruns.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during 2006 due to growth in Medicare membership and to a lesser extent medical claims inflation.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $807.8 million in the 2006 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $136.6 million in the 2006 period compared to $112.3 million in the 2005 period. The increased spending in 2006 primarily resulted from our Medicare expansion initiatives. Excluding acquisitions, we expect our total capital expenditures in 2006 to range between $190 million and $200 million.

During the 2006 period, we paid $26.4 million, net of $43.6 million of cash acquired, related to acquisitions, primarily the May 1, 2006 acquisition of CHA Health. During the 2005 period, we paid $352.8 million, net of $92.1 million of cash acquired, to acquire CarePlus Health Plans of Florida, or CarePlus.

Cash Flow from Financing Activities

During the 2006 period, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the discount and cost of the offering were $494.4 million. We used a portion of these net proceeds from the offering for the repayment of the outstanding balance under our credit agreement, which at the time of the issuance was $200 million, and the repayment of our $300 million of 7.25% senior notes which matured on August 1, 2006.

During the 2006 period, our borrowings of $250 million and repayments of $300 million under our old and new credit agreements related to the timing of our senior notes issuance and repayment and the anticipation of funding additional capital into certain subsidiaries during 2006 in conjunction with anticipated growth in Medicare revenues. During the 2005 period, we borrowed $294 million to finance the CarePlus acquisition and repaid $294 million under our 5-year $600 million credit agreement.

As described in Note 2 to the condensed consolidated financial statements included in this report, with respect to the new Medicare prescription drug program effective January 1, 2006, we received subsidies from CMS in excess of related withdrawals for claims paid of $57.0 million during the 2006 period.

The remainder of the cash provided by financing activities in the 2006 and 2005 periods resulted primarily from the change in the securities lending payable. The increase in securities lending coincides with a change in banking vendors and higher average balances of investments to lend.

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

The new credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants, regarding the maintenance of a minimum level of net worth and a maximum leverage ratio. The terms of the new credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. At this time, we do not believe the material adverse effect clause poses a material funding risk to us.

In addition, we have outstanding letters of credit of $3.4 million secured under the new credit agreement. No amounts have ever been drawn on these letters of credit. As of September 30, we had $846.6 million of remaining borrowing capacity under the new credit agreement. We have other relationships, including financial advisory and banking, with some parties to the new credit agreement.

Other Borrowings

Other borrowings of $3.2 million at September 30, 2006 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

As of September 30, 2006, we maintained aggregate statutory capital and surplus of $1,769.7 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $1,214.1 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our premium growth in 2006 resulting from the expansion of our Medicare products, capital requirements increased. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $165 million to $215 million in the fourth quarter of 2006.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at September 30, 2006, each of our subsidiaries would be in substantial compliance and we would have $444.3 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our principal accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2006.

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

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on March 3, 2006 have not materially changed. Some of the risks which may be relevant to us could include:

•	if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of medical claim reserves based upon our estimates of future medical claims are inadequate, our profitability could decline;

•	if we do not design and price our products properly and competitively, our membership and profitability could decline;

•	if we fail to effectively implement our operational and strategic initiatives, our business could be materially adversely affected;

•	if we fail to properly maintain the integrity of our data, to strategically implement new information systems, or to protect our proprietary rights to our systems, our business could be materially adversely affected;

•	we are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages;

•	as a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs;

•	our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, increases our costs of doing business and could adversely affect our profitability;

•	any failure to manage administrative costs could hamper profitability;

•	any failure by us to manage acquisitions, and other significant transactions successfully could harm our financial results, business and prospects;

•	if we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected;

•	if we fail to manage prescription drug programs successfully, our financial results could suffer;

•	our ability to obtain funds from our subsidiaries is restricted;

•	downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations; and

•	increased litigation and negative publicity could increase our cost of doing business.

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

HUMANA INC.
(Registrant)

Date: November 7, 2006	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)

Date: November 7, 2006	By:	/S/ ARTHUR P. HIPWELL
Arthur P. Hipwell
Senior Vice President and
General Counsel