Form 10-K
period 2006-12-31
HUMANA INC
filed 2007-02-23
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $8,784,278,391 calculated using the average price on such date of $53.72.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2007 was 166,720,633.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held April 26, 2007.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2006

PART I

ITEM 1.	BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc., referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health benefits companies, based on our 2006 revenues of $21.4 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and consumer-choice plans for government-sponsored programs, employer groups, and individuals. As of December 31, 2006, we had approximately 11.3 million members in our medical benefit programs, as well as approximately 1.9 million members in our specialty products programs. During 2006, 67% of our premiums and administrative services fees were derived from contracts with the federal government, including 17% related to our contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, and 12% related to our TRICARE contracts. Under our CMS contracts in Florida, we provide health insurance coverage to approximately 518,900 members as of December 31, 2006.

We were organized as a Delaware corporation in 1964. Our principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202, the telephone number at that address is (502) 580-1000, and our website address is www.humana.com.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. We have adjusted prior period amounts to reflect the effect of expensing stock awards under the modified retrospective application method of SFAS 123R as discussed in Note 11 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

This Annual Report on Form 10-K contains both historical and forward-looking information. See Item 1A.—Risk Factors for a description of a number of factors that could adversely affect our results or business.

Business Segments

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes two lines of business: medical (fully and self insured) and specialty. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Our Products

As more fully described in the products discussion that follows, we provide health insurance benefits under health maintenance organization, or HMO, Private Fee-For-Service, or PFFS, and preferred provider organization, or PPO, plans. The following table presents our segment membership at December 31, 2006, and premiums and administrative services only, or ASO, fees by product for the year ended December 31, 2006:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
	(dollars in thousands)
Government:
Medicare Advantage:
HMO	457,900	—	$4,869,044	$—	$4,869,044	23.1%
PFFS	473,000	—	3,136,200	—	3,136,200	14.9%
PPO	71,700	—	493,820	—	493,820	2.3%

Total Medicare Advantage	1,002,600	—	8,499,064	—	8,499,064	40.3%

Medicare stand-alone PDP	3,536,600	—	3,050,304	—	3,050,304	14.5%

Total Medicare	4,539,200	—	11,549,368	—	11,549,368	54.8%

Medicaid	390,700	—	520,520	—	520,520	2.5%
Medicaid ASO	178,400	—	—	1,423	1,423	—%

Total Medicaid	569,100	—	520,520	1,423	521,943	2.5%

TRICARE	1,716,400	—	2,543,930	—	2,543,930	12.1%
TRICARE ASO	1,163,600	—	—	48,019	48,019	0.2%

Total TRICARE	2,880,000	—	2,543,930	48,019	2,591,949	12.3%

Total Government	7,988,300	—	14,613,818	49,442	14,663,260	69.6%

Commercial:
Fully insured:
PPO	1,246,500	—	3,684,442	—	3,684,442	17.4%
HMO	507,700	—	2,019,936	—	2,019,936	9.6%

Total fully insured	1,754,200	—	5,704,378	—	5,704,378	27.0%
ASO	1,529,600	—	—	291,769	291,769	1.4%
Specialty	—	1,902,800	410,986	—	410,986	2.0%

Total Commercial	3,283,800	1,902,800	6,115,364	291,769	6,407,133	30.4%

Total	11,272,100	1,902,800	$20,729,182	$341,211	$21,070,393	100.0%

Our Products Marketed to Government Segment Members and Beneficiaries

Medicare Advantage Products

Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain hospital and medical insurance benefits. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional Medicare are still required to pay out-of-pocket deductibles and coinsurance. Prescription drug benefits are provided under Part D. CMS, an agency of the United States Department of Health and Human Services, administers the Medicare program.

We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits including wellness programs to Medicare eligible persons under HMO, PPO, and PFFS plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. We refer to beneficiaries enrolled in these plans collectively as Medicare Advantage or MA-PD members. With each of these products, the beneficiary receives benefits in excess of traditional Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data mining techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, disease management programs, wellness and prevention programs, and a reduced monthly Part B premium. Since 2006, Medicare beneficiaries have had more health plan options, including a prescription drug benefit option and greater access to a PPO offering with the roll-out of Regional PPO plans. Prior to 2006, PPO plans were offered on a local basis only. Most Medicare Advantage plans must offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section are also applicable to our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.

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

Our Medicare PFFS plans have no preferred network. Individuals in these plans pay us a monthly premium to receive typical Medicare Advantage benefits along with the freedom to choose any health care provider that accepts individuals at reimbursement rates equivalent to traditional Medicare payment rates.

CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits and Improvement Protection Act of 2000 (BIPA), uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS has transitioned to this risk-based reimbursement model while the old reimbursement model based on demographic data including gender, age, and disability status was phased out. In 2006, the portion of risk adjusted payment was increased to 75%, from 50% in 2005. The phase-in of risk adjusted payment has increased to 100% in 2007. Under the risk adjustment methodology, all health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines.

Commensurate with phase-in of the risk-adjustment methodology, payments to Medicare Advantage plans were increased by a “budget neutrality” factor. The budget neutrality factor was implemented to prevent overall health plan payments from being reduced during the transition from the previous reimbursement model, based upon average original Medicare fee-for-service spending, to the risk-adjustment payment model. The payment adjustments for budget neutrality were first developed in 2002 and first used with the 2003 payments.

The budget neutrality adjustment began phasing out in 2007 and will be fully eliminated by 2011. This does not mean, however, that the aggregate per-member payments to Medicare plans will be reduced. As plans enroll less healthy beneficiaries, the need for the budget neutrality adjustment declines as the underlying risk adjusted Medicare rates paid to plans increase to account for their enrollees’ greater healthcare needs. As a result of changes in the CMS payment processes, including the phasing in of the risk adjustment methodology and the phasing out of the budget neutrality adjustment described previously, our CMS payments per member may change materially, either favorably or unfavorably.

At December 31, 2006, we provided health insurance coverage under CMS contracts to approximately 1,002,600 MA-PD members for which we received premium revenues of approximately $8.5 billion, or 40.3% of our total premiums and ASO fees for the year ended December 31, 2006. Under our Medicare Advantage contracts with CMS in Florida, we provided health insurance coverage to approximately 324,600 members. These contracts accounted for premium revenues of approximately $3.5 billion, which represented approximately 41.2% of our Medicare Advantage premium revenues, or 16.6% of our total premiums and ASO fees for the year ended December 31, 2006.

Our HMO, PFFS, and PPO products covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year.

Medicare Stand-Alone Prescription Drug Products

On January 1, 2006, we began offering stand-alone prescription drug plans, or PDPs, under Medicare Part D. Generally, Medicare-eligible individuals enroll in one of our three plan choices between November 15 and December 31 for coverage that begins January 1. The enrollment period was extended to May 31 during 2006 because it was the first year of the program. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and co-insurance. Our revenues from CMS and the beneficiary are determined from our bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described beginning on page 55. Our stand-alone PDP contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year.

Medicare Presence

We now have a national presence, offering our Medicare PFFS and stand-alone PDP products in all 50 states. The following table sets forth the number of markets in which we sold our Medicare Advantage and stand-alone PDP products as of January 1, 2007, as compared with January 1, 2006 and 2005:

	2007	2006	2005
PFFS (states)	50	35	35
HMO (localities)	12	12	12
Regional PPO (states)	23	23	—
Local PPO (localities)	26	33	30
Stand-alone PDP (states)	50	46	—

In addition, we market our HMO and PFFS products in Puerto Rico as well as our stand-alone PDP products in the District of Columbia and Puerto Rico.

Medicaid Product

Medicaid is a federal program that is state-operated to facilitate the delivery of health care services primarily to low-income residents. Each electing state develops, through a state specific regulatory agency, a Medicaid managed care initiative that must be approved by CMS. CMS requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently either use a formal proposal process in which they review many bidders before selecting one or award individual contracts to qualified bidders who apply for entry to the program. In either case, the contractual relationship with a state generally is for a one-year period. Under these contracts, we receive a fixed monthly payment from a government agency for which we are required to provide health insurance coverage to enrolled members. Due to the increased emphasis on state health care reform and budgetary constraints, more states are utilizing a managed care product in their Medicaid programs.

Our Medicaid business, which accounted for approximately 2.5% of our total premiums and ASO fees for the year ended December 31, 2006, consisted of contracts in Puerto Rico and Florida, with the Puerto Rico contract representing 75.2% of total Medicaid premiums and ASO fees.

TRICARE

TRICARE provides health insurance coverage to the dependents of active duty military personnel and to retired military personnel and their dependents. Currently, three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced copayments by using a network of preferred providers, similar to a PPO.

We have participated in the TRICARE program since 1996 under contracts with the United States Department of Defense. Our current TRICARE South Region contract, which we were awarded in 2003, covers approximately 2.9 million eligible beneficiaries as of December 31, 2006 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas and Oklahoma. The South Region is one of the three regions in the United States as defined by the Department of Defense. Of these eligible beneficiaries, 1.2 million were TRICARE ASO members representing active duty beneficiaries, seniors over the age of 65 and beneficiaries in Puerto Rico for which the Department of Defense retains all of the risk of financing the cost of their health benefit. The TRICARE South Region contract is for a five-year period subject to annual renewals at the federal government’s option, with the fourth option period scheduled to begin April 1, 2007. We have subcontracted with third parties to provide selected administration and specialty services under the contract.

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

For the year ended December 31, 2006, TRICARE premium revenues were approximately $2.5 billion, or 12.1% of our total premiums and ASO fees, and TRICARE ASO fees totaled $48.0 million, or 0.2% of our total premiums and ASO fees.

Our Products Marketed to Commercial Segment Employers and Members

Consumer-Choice Products

Over the last several years, we have developed and offered various commercial products designed to provide options and choices to employers that are annually facing substantial premium increases driven by double-digit medical cost inflation. These consumer-choice products, which can be offered on either a fully insured or ASO basis, provided coverage to approximately 437,900 members at December 31, 2006, representing approximately 13.3% of our total commercial medical membership as detailed below.

	Consumer-Choice Membership	Other Commercial Membership	Commercial Medical Membership
Fully insured	231,900	1,522,300	1,754,200
ASO	206,000	1,323,600	1,529,600

Total Commercial medical	437,900	2,845,900	3,283,800

These products are often offered to employer groups as “bundles”, where the subscribers are offered various HMO and PPO options, with various employer contribution strategies as determined by the employer.

Paramount to our consumer-choice product strategy, we have developed a group of innovative consumer products, styled as “Smart” products, that we believe will be a long-term solution for employers. We believe this new generation of products provides more (1) choices for the individual consumer, (2) transparency of provider costs, and (3) benefit designs that engage consumers in the costs and effectiveness of health care choices. Innovative tools and technology are available to assist consumers with these decisions, including the trade-offs between higher premiums and point-of-service costs at the time consumers choose their plans, and to suggest ways in which the consumers can maximize their individual benefits at the point they use their plans. We believe that when consumers can make informed choices about the cost and effectiveness of their health care, a sustainable long term solution for employers can be realized. Smart products, which accounted for approximately 63% of enrollment in all of our consumer-choice plans as of December 31, 2006, are only sold to employers who use Humana as their sole health insurance carrier.

Some employers have selected other types of consumer-choice products, such as, (1) a product with a high deductible, (2) a catastrophic coverage plan, or (3) ones that offer a spending account option in conjunction with more traditional medical coverage or as a stand alone plan. Unlike our Smart products, these products, while valuable in helping employers deal with near-term cost increases by shifting costs to employees, are not considered by us to be long-term comprehensive solutions to the employers’ cost dilemma, although we view them as an important interim step.

HMO

Our commercial HMO products provide prepaid health insurance coverage to our members through a network of independent primary care physicians, specialty physicians, and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners, and pediatricians. Generally, the member’s primary care physician must approve access to certain specialty physicians and other health care providers. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers, and durable medical equipment suppliers. Because the primary care physician generally must approve access to many of these other health care providers, the HMO product is considered the most restrictive form of a health benefit plan.

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, together with some copayments, health care services received from, or approved by, the member’s primary care physician. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and spouses. For the year ended December 31, 2006, commercial HMO premium revenues totaled approximately $2.0 billion, or 9.6% of our total premiums and ASO fees.

PPO

Our commercial PPO products, which are marketed primarily to employer groups and individuals, include some types of wellness and utilization management programs. However, they typically include more cost-sharing with the member, through copayments and annual deductibles. PPOs also are similar to traditional health insurance because they provide a member with more freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers, which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees.

As part of our PPO products, we offer HumanaOne, a major medical product marketed directly to individuals. We offer this product in select markets where we can generally underwrite risk and utilize our existing networks and distribution channels. This individual product includes provisions mandated by law to guarantee renewal of coverage for as long as the individual chooses.

For the year ended December 31, 2006, employer and individual commercial PPO premium revenues totaled approximately $3.7 billion, or 17.4% of our total premiums and ASO fees.

ASO

In addition to fully insured consumer-choice, HMO and PPO products, we also offer ASO products to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully insured PPO, HMO or consumer-choice products described previously. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, most ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. For the year ended December 31, 2006, commercial ASO fees totaled $291.8 million, or 1.4% of our total premiums and ASO fees.

Specialty Products

We additionally offer various specialty products including dental, life, and short-term disability. At December 31, 2006, we had approximately 1.9 million specialty members, including 1.5 million dental members. For the year ended December 31, 2006, specialty product premium revenues were approximately $411.0 million, or 2.0% of our total premiums and ASO fees.

The following table summarizes our total medical membership at December 31, 2006, by market and product:

	Government				Commercial
	Medicare Advantage	Medicare Stand-alone PDP	Medicaid	TRICARE	PPO	HMO	ASO	Total	Percent of Total
	(in thousands)
Florida	324.6	194.3	46.0	—	144.6	152.4	81.4	943.3	8.4%
Texas	56.0	265.5	—	—	265.0	60.5	189.4	836.4	7.4%
Kentucky	16.5	72.5	—	—	181.0	30.4	484.3	784.7	7.0%
Illinois	45.1	94.2	—	—	129.7	73.3	146.4	488.7	4.3%
Ohio	30.6	124.9	—	—	64.7	60.4	187.5	468.1	4.2%
Puerto Rico	23.7	—	344.7	—	43.7	17.8	—	429.9	3.8%
Wisconsin	31.5	58.7	—	—	70.4	35.6	199.6	395.8	3.5%
Missouri/Kansas	48.8	185.2	—	—	33.8	18.9	11.1	297.8	2.6%
California	—	269.6	—	—	1.5	—	—	271.1	2.4%
Louisiana	51.7	58.4	—	—	34.4	21.1	102.4	268.0	2.4%
Indiana	17.4	111.3	—	—	53.0	0.6	50.1	232.4	2.1%
Tennessee	16.7	103.3	—	—	30.1	—	35.9	186.0	1.7%
Georgia	33.2	91.2	—	—	23.6	27.1	1.7	176.8	1.6%
Michigan	14.8	107.0	—	—	50.0	—	1.0	172.8	1.5%
North Carolina	41.5	124.5	—	—	4.1	—	—	170.1	1.5%
Arizona	29.4	50.2	—	—	46.6	9.6	27.4	163.2	1.4%
New York	—	139.1	—	—	—	—	—	139.1	1.2%
Pennsylvania	10.6	120.1	—	—	3.6	—	—	134.3	1.2%
Virginia	35.0	98.4	—	—	0.3	—	—	133.7	1.2%
Colorado	9.8	41.7	—	—	50.9	—	2.6	105.0	0.9%
Mississippi	11.4	82.9	—	—	8.4	—	0.8	103.5	0.9%
Alabama	7.4	94.1	—	—	0.1	—	—	101.6	0.9%
Minnesota	26.9	73.8	—	—	—	—	0.2	100.9	0.9%
Puerto Rico ASO	—	—	178.4	—	—	—	7.8	186.2	1.7%
TRICARE	—	—	—	1,716.4	—	—	—	1,716.4	15.2%
TRICARE ASO	—	—	—	1,163.6	—	—	—	1,163.6	10.3%
Others	120.0	975.7	—	—	7.0	—	—	1,102.7	9.8%

Totals	1,002.6	3,536.6	569.1	2,880.0	1,246.5	507.7	1,529.6	11,272.1	100.0%

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care physicians, specialist physicians, dentists and providers of ancillary health care services and facilities. We have approximately 809,000 contracts with health care providers participating in our networks, which consist of approximately 539,800 physicians, 5,300 hospitals, and 263,900 ancillary providers and dentists. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services, and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

We use a variety of techniques to provide access to effective and efficient use of health care services for our members. These techniques include the coordination of care for our members, product and benefit designs, hospital inpatient management systems and enrolling members into various disease management programs. The focal point for health care services in many of our HMO networks is the primary care physician who, under contract with us, provides services to our members, and may control utilization of appropriate services, by directing or approving hospitalization and referrals to specialists and other providers. Some physicians may have arrangements under which they can earn bonuses when certain target goals relating to the provision of quality patient care are met. Our hospitalist programs use specially-trained physicians to effectively manage the entire range of an HMO member’s medical care during a hospital admission and to effectively coordinate the member’s discharge and post-discharge care. We have available a variety of disease management programs related to specific medical conditions such as congestive heart failure, coronary artery disease, prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes, cancer, and certain other conditions.

We typically contract with hospitals on either (1) a per diem rate, which is an all-inclusive rate per day, (2) a case rate or diagnosis-related groups (DRG), which is an all-inclusive rate per admission, or (3) a discounted charge for inpatient hospital services. Outpatient hospital services generally are contracted at a flat rate by type of service, ambulatory payment classifications, or APCs, or at a discounted charge. APCs are similar to flat rates except multiple services and procedures may be aggregated into one fixed payment. These contracts are often multi-year agreements, with rates that are adjusted for inflation annually based on the consumer price index or other nationally recognized inflation indexes. Outpatient surgery centers and other ancillary providers typically are contracted at flat rates per service provided or are reimbursed based upon a nationally recognized fee schedule such as the Medicare allowable fee schedule.

Our contracts with physicians typically are renewed automatically each year, unless either party gives written notice, generally ranging from 90 to 120 days, to the other party of their intent to terminate the arrangement. Most of the physicians in our PPO networks and some of our physicians in our HMO networks are reimbursed based upon a fixed fee schedule, which typically provides for reimbursement based upon a percentage of the standard Medicare allowable fee schedule.

Capitation

For 2.4% of our December 31, 2006 medical membership, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a medical expense ratio, or MER, ranging from 82% to 89%. MER measures underwriting profitability and is computed by taking total medical expenses as a percentage of premium revenues. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For another 4.8% of our December 31, 2006 medical membership, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include capitation payments for services rendered, we process substantially all of the claims under these arrangements.

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

Medical membership under these various arrangements was as follows at December 31, 2006 and 2005:

	Government Segment						Commercial Segment			Total Medical
	Medicare Advantage	Medicare Stand-alone PDP	TRICARE	TRICARE ASO	Medicaid	Total Segment	Fully Insured	ASO	Total Segment
Medical Membership:

December 31, 2006
Capitated HMO hospital system based	29,800	—	—	—	—	29,800	33,600	—	33,600	63,400
Capitated HMO physician group based	23,900	—	—	—	148,300	172,200	29,900	—	29,900	202,100
Risk-sharing	279,300	—	—	—	239,700	519,000	25,900	—	25,900	544,900
Other	669,600	3,536,600	1,716,400	1,163,600	181,100	7,267,300	1,664,800	1,529,600	3,194,400	10,461,700

Total	1,002,600	3,536,600	1,716,400	1,163,600	569,100	7,988,300	1,754,200	1,529,600	3,283,800	11,272,100

December 31, 2005
Capitated HMO hospital system based	35,200	—	—	—	—	35,200	42,600	—	42,600	77,800
Capitated HMO physician group based	23,300	—	—	—	170,400	193,700	39,500	—	39,500	233,200
Risk-sharing	230,200	—	—	—	274,200	504,400	49,700	—	49,700	554,100
Other	269,100	—	1,750,900	1,138,200	13,300	3,171,500	1,868,000	1,171,000	3,039,000	6,210,500

Total	557,800	—	1,750,900	1,138,200	457,900	3,904,800	1,999,800	1,171,000	3,170,800	7,075,600

Medical Membership Distribution:

December 31, 2006
Capitated HMO hospital system based	3.0%	—	—	—	—	0.4%	1.9%	—	1.0%	0.6%
Capitated HMO physician group based	2.4%	—	—	—	26.1%	2.2%	1.7%	—	0.9%	1.8%
Risk-sharing	27.9%	—	—	—	42.1%	6.4%	1.5%	—	0.8%	4.8%
All other membership	66.7%	100.0%	100.0%	100.0%	31.8%	91.0%	94.9%	100.0%	97.3%	92.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2005
Capitated HMO hospital system based	6.3%	—	—	—	—	0.9%	2.1%	—	1.3%	1.1%
Capitated HMO physician group based	4.2%	—	—	—	37.2%	5.0%	2.0%	—	1.2%	3.3%
Risk-sharing	41.3%	—	—	—	59.9%	12.9%	2.5%	—	1.6%	7.8%
All other membership	48.2%	—	100.0%	100.0%	2.9%	81.2%	93.4%	100.0%	95.9%	87.8%

Total	100.0%	—	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Capitation expense as a percentage of total medical expense was as follows for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	(dollars in thousands)
Medical Expenses:
Capitated HMO expense	$382,584	2.2%	$456,123	3.9%	$465,231	4.4%
Other medical expense	17,038,620	97.8%	11,195,347	96.1%	10,204,416	95.6%

Consolidated medical expense	$17,421,204	100.0%	$11,651,470	100.0%	$10,669,647	100.0%

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

Recredentialing of participating providers occurs every two to three years, depending on applicable state laws. Recredentialing of participating physicians includes verification of their medical licenses; review of their malpractice liability claims histories; review of their board certifications, if applicable; and review of applicable quality information. Committees, composed of a peer group of physicians, review the applications of physicians being considered for credentialing and recredentialing.

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

NCQA performs reviews of standards for quality improvement, credentialing, utilization management, and member rights and responsibilities. We have achieved and maintained NCQA accreditation in all of our commercial HMO markets except Puerto Rico and in select PPO markets.

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

At December 31, 2006, we employed approximately 1,700 sales representatives, who are each paid a salary and per member commission to market our Medicare and Medicaid products in the United States and Puerto Rico. We employed approximately 600 telemarketing representatives who assisted in the marketing of Medicare and Medicaid products by making appointments for sales representatives with prospective members. We also market our Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations and Neighborhood Markets across the country providing an opportunity to enroll Medicare eligible individuals in person. In addition, we market our Medicare products through licensed independent brokers and agents including strategic alliances with State Farm® and USAA. We generally pay brokers a commission based on premiums, including bonuses based on sales volume.

Individuals become members of our commercial HMOs and PPOs through their employers or other groups which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. We also offer commercial health insurance products directly to individuals.

At December 31, 2006, we used licensed independent brokers and agents and approximately 700 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

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

Competition

The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described on page 17 in Item 1A.—Risk Factors.

Government Regulation

Federal regulation

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

State and local regulation

We are also subject to substantial regulation by the states in which we do business. We regularly are audited and subject to various enforcement actions by state departments of insurance. These departments enforce laws relating to all aspects of our operations, including benefit offerings, marketing, claim payments, subsidiary capital requirements, and premium setting, especially with regard to our small group business. Although any of the pending government actions could result in assessment of damages, civil or criminal fines or penalties, and other sanctions against us, including exclusion from participation in government programs, we do not believe the results of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows.

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

For a complete description of all of the current activities in the federal and state legislative areas, see Item 1A.—Risk Factors on page 22.

Other

Captive Insurance Company

We bear general business risks associated with operating our Company such as professional and general liability, employee workers’ compensation, and officer and director errors and omissions risks. Professional and general liability risks may include, for example, medical malpractice claims and disputes with members regarding benefit coverage. We retain certain of these risks through our wholly-owned, captive insurance subsidiary. We reduce exposure to these risks by insuring levels of coverage for losses in excess of our retained limits with a number of third-party insurance companies. We remain liable in the event these insurance companies are unable to pay their portion of the losses. In an effort to minimize credit risk, we insure our risks with a number of insurance companies having a long history of strong financial ratings. Over the past few years, we have reduced the amount of coverage purchased from third-party insurance carriers and increased the amount of risk we retain based on the financial strength and liquidity of our captive insurance subsidiary.

Centralized Management Services

We provide centralized management services to each of our health plans and both of our business segments from our headquarters and service centers. These services include management information systems, product development and administration, finance, human resources, accounting, law, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, and customer service.

Employees

As of December 31, 2006, we had approximately 22,300 employees, including 31 employees covered by collective bargaining agreements. We believe we have good relations with our employees and have not experienced any work stoppages.

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

We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our medical cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record medical claims reserves for future payments. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	membership in markets lacking adequate provider networks;

•	changes in the demographic characteristics of an account or market;

•	termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	possible changes in our pharmacy rebate program with drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. hurricanes, earthquakes, etc.);

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	government mandated benefits or other regulatory changes.

Failure to adequately price our products or estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could decline.

We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program and in consumer-choice health plans, such as high deductible health plans with HSAs. We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs. The commercial pricing environment, particularly in the 2 to 300 member groups, is extremely competitive. We believe some of our competitors, including public and not-for-profit companies, are pricing aggressively to gain market share.

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

If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our business could be materially adversely affected.

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes opportunities created by the MMA. The MMA offers new opportunities in our Medicare programs, including our HMO, PPO, and PFFS Medicare Advantage products, as well as our stand-alone PDP products. We have made substantial additional investments in the Medicare program to enhance our ability to participate in these expanded programs. Over the last few years we have increased the size of our Medicare geographic reach since the enactment of the MMA through expanded Medicare product offerings. We are offering both the stand-alone Medicare Prescription Drug Coverage and Medicare Advantage Health Plan with Prescription Drug Coverage in addition to our other product offerings. We have been approved to offer the Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia. The growth in our Medicare membership and revenues impacts the pattern of our quarterly earnings, including the timing of membership enrollment and the speed with which the individual members meet their deductibles and cost-sharing provisions.

We have also made substantial investments in the service personnel and technology necessary to administer the growing Medicare business. We continue to work with CMS to devise solutions to certain CMS systems issues that have created some difficulty receiving correct information about eligibility of certain low income persons in the Part D program.

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

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	claims relating to our administration of our Medicare Part D offerings;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ alleged malpractice;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to ASO business, including actions alleging claim administration errors;

•	claims related to the failure to disclose some business practices;

•	claims relating to customer audits and contract performance; and

•	claims relating to dispensing of drugs associated with our in-house mail order pharmacy.

In some cases, substantial non-economic or punitive damages as well as treble damages under the federal False Claims Act, Racketeer Influenced and Corrupt Organizations Act and other statutes may be sought. While we currently have insurance coverage for some of these potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of our insurance may not be enough to cover the damages awarded. Additionally, the cost of business insurance coverage has increased significantly. As a result, we have increased the amount of risk that we self-insure, particularly with respect to matters incidental to our business. In addition, some types of damages, like punitive damages, may not be covered by insurance. In some jurisdictions, coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

A description of material legal actions in which we are currently involved is included under “Legal Proceedings” in Note 14 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty, and we are incurring expenses in the defense of these matters. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, TRICARE, and Medicaid programs. Our Government segment accounted for approximately 70% of our total premiums and ASO fees for the year ended December 31, 2006 and we expect the Government segment to account for a greater percentage of our total premiums and ASO fees in 2007. These programs involve various risks, including:

•

at December 31, 2006, under our contracts with CMS we provided health insurance coverage to approximately 518,900 Medicare members in Florida. These contracts accounted for approximately 17% of our total premiums and ASO fees for the year ended December 31, 2006. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows;

•

at December 31, 2006, our TRICARE business, which accounted for approximately 12% of our total premiums and ASO fees during the year ended December 31, 2006, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2006, the South Region contract was extended into the third option period, which runs from April 1, 2006 to March 31, 2007 and covers 2.9 million beneficiaries. We have received a notice from the government of its intent to renew the fourth option period. The 5-year South Region contract expires March 31, 2009. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the third option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business;

•

at December 31, 2006, under our contracts with the Puerto Rico Health Insurance Administration, we provided health insurance coverage to approximately 523,100 Medicaid members in Puerto Rico. These contracts accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2006. We currently are operating under the terms of our contracts that expired October 31, 2006. Due to several ongoing and unresolved issues with the program, the government of Puerto Rico has decided to delay the bid process for new contracts. We currently are working with the Puerto Rico Health Insurance Administration regarding terms and rates which is expected to result in an extension of the existing contracts through September 30, 2007. There is no assurance that the Puerto Rico Health Insurance Administration will request such an extension, and we are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico. The loss of these contracts or significant changes in the Puerto Rico Medicaid program as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows;

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

higher costs. Under the risk adjustment methodology, all Medicare health plans must collect, capture and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare health plans. CMS has transitioned to the risk adjustment model for Medicare Advantage plans. In 2006, the portion of risk adjusted payment was increased to 75% from 50% in 2005. The phase-in of risk adjusted payment has increased to 100% in 2007;

•

commensurate with phase-in of the risk-adjustment methodology, payments to Medicare Advantage plans have been increased by a “budget neutrality” factor. The budget neutrality factor was implemented to prevent overall health plan payments from being reduced during the transition to the risk-adjustment payment model. The payment adjustments for budget neutrality were first developed in 2002 and began to be used with the 2003 payments. The budget neutrality adjustment will begin phasing out in 2007 and will be fully eliminated by 2011. This does not mean, however, that the aggregate per-member payments to Medicare plans will be reduced. As plans enroll less healthy beneficiaries, the need for the budget neutrality adjustment declines as the underlying risk adjusted Medicare rates paid to plans increase to account for their enrollees’ greater healthcare needs. As a result of the CMS payment methodology described previously, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably;

•

Our CMS contracts which cover members’ prescription drugs under the Part D provisions of the MMA contain provisions for 1) risk sharing and 2) reimbursements of prescription drug costs for which we are not at risk.

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions, which is not expected to be applied against the rigors of a final settlement with CMS until mid-2007, requires us to consider factors that may not be certain. These factors include some first year implementation issues such as member eligibility differences with CMS, as well as interpretations of CMS operational guidance. Beginning in 2008, the risk corridor thresholds increase which means we will bear more risk. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net liability of $738.7 million at December 31, 2006.

Reinsurance and low-income cost subsidies represent reimbursements from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent reimbursements for CMS’s portion of claims costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 6 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including but not limited to, discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or reimbursement as a low-income or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS;

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

As of December 31, 2006, we maintained aggregate statutory capital and surplus of $2,066.0 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $1,430.3 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2007, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $325 million to $425 million in 2007.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at December 31, 2006, each of our subsidiaries would be in substantial compliance and we would have $516.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements.

The use of individually identifiable health data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and HIPAA. HIPAA includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data.

The rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent.

These regulations set standards for the security of electronic health information. Violations of these rules could subject us to significant criminal and civil penalties, including significant monetary penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA could also expose us to additional liability for violations by our business associates. A business associate is a person or entity, other than a member of the work force, who on behalf of a covered entity performs or assists in the performance of a function or activity involving the use or disclosure of individually identifiable health information, or provides legal, accounting, consulting, data aggregation, management, administrative, accreditation, or financial services.

Laws in each of the states (including Puerto Rico) in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations, including the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. The HMO, PPO, and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators. Our licensed subsidiaries are also subject to regulation under state insurance holding company and Puerto Rico regulations.

We are also subject to various governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations are also conducted by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Defense Contract Audit Agency, and state Departments of Insurance and Departments of Health. Several state attorneys general and Departments of Insurance are currently investigating the practices of insurance brokers, including some of those used by certain companies in the health care industry. All of these activities could result in the loss of licensure or the right to participate in various programs, or the imposition of fines, penalties and other civil and criminal sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

Other areas subject to substantial regulation include:

•	licensing requirements;

•	approval of policy language and benefits;

•	mandated benefits and processes;

•	approval of entry, withdrawal or re-entry into a state or market;

•	premium rates; and

•	periodic examinations by state and federal agencies.

There are two areas of legislation that can impact the company that are experiencing an increase in legislative activity. These two areas are Medicare funding under MMA and proposals to expand health insurance coverage. MMA funding and associated program structure is an area of substantial legislative attention that may be influenced by federal budget considerations and Medicare spending trends. The second area of increased activity is federal and state efforts to expand access to health coverage. These proposals may offer opportunities to serve individuals who are not currently in the health insurance market through public program expansions, coverage connectors or premium assistance programs. Some access proposals also include increased regulation of our commercial business, particularly small group and individual, through a combination of benefit mandates, underwriting restrictions, rating limitations and assessments.

State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	health insurance access and affordability;

•	e-connectivity;

•	universal health coverage;

•	disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency;

•	disclosure of provider quality information; and

•	formation of regional/national association health plans for small employers.

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

Any failure to manage administrative costs could hamper profitability.

The level of our administrative expenses impacts our profitability. While we proactively attempt to effectively manage such expenses, increases in staff-related expenses, investment in new products, including our opportunities in the Medicare programs, greater emphasis on small group and individual health insurance products, acquisitions, and implementation of regulatory requirements, among others, may occur from time to time.

There can be no assurance that we will be able to successfully contain our administrative expenses in line with our membership and this may result in a material adverse effect on our financial position, results of operations and cash flows.

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

In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be adversely affected.

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

Our recently implemented mail order pharmacy business subjects us to additional regulations in addition to those we face with our core health benefits businesses.

We have opened a mail order pharmacy business that subjects us to extensive federal, state and local regulation. We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, and the application of state laws related to the operation of internet and mail-services pharmacies. The failure to adhere to these laws and regulations could expose our pharmacy subsidiary to civil and criminal penalties.

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

We own or lease these principal operating facilities in addition to other administrative market offices and medical centers. We no longer operate most of these medical centers but, rather, lease or sublease them to their provider operators. The following table lists the location of properties we owned or leased, including our principal operating facilities, at December 31, 2006:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	3	52	5	65	125
Texas	—	—	3	32	35
Kentucky	—	—	17	10	27
Puerto Rico	—	—	—	16	16
Georgia	—	—	—	13	13
Louisiana	—	—	—	11	11
Ohio	—	—	—	10	10
Illinois	3	1	—	5	9
Alabama	—	—	—	8	8
Tennessee	—	—	—	8	8
Wisconsin	—	—	1	7	8
Indiana	—	—	—	6	6
Mississippi	—	—	—	5	5
Oklahoma	—	—	—	5	5
Others	—	1	—	72	73

Total	6	54	26	273	359

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2006 and 2005:

	High	Low
Year Ended December 31, 2006
First quarter	$57.67	$48.91
Second quarter	$53.76	$41.60
Third quarter	$67.94	$51.54
Fourth quarter	$67.97	$51.60

Year Ended December 31, 2005
First quarter	$34.86	$29.10
Second quarter	$39.74	$30.96
Third quarter	$50.03	$38.30
Fourth quarter	$55.29	$42.11

b)	Holders of our Capital Stock

As of January 31, 2007, there were approximately 5,400 holders of record of our common stock and approximately 26,300 beneficial holders of our common stock.

Our stockholders’ rights plan expired in accordance with its terms in February 2006.

c)	Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we currently plan to retain our earnings for future operations and growth of our businesses.

d)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

e)	Stock Performance

The following graph compares the performance of the our common stock to the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Morgan Stanley Health Care Payer Index (“Peer Group”) for the five years ended December 31, 2006. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2001.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
HUM	100	85	194	252	461	469
S&P 500	100	77	97	106	109	124
Peer Group	100	115	193	283	388	414

f)	Issuer Purchases of Equity Securities

There were no common shares acquired by the Company in open market transactions in 2006. During 2006, we acquired 467,767 shares of our common stock in connection with employee stock plans at an aggregate cost of $26.2 million, or an average of $56.03 per share.

ITEM 6.	SELECTED FINANCIAL DATA

	2006	2005(a)(b)	2004(a)(c)	2003(a)(d)	2002(a)(e)
	(in thousands, except per common share results, membership and ratios)
Summary of Operations:
Revenues:
Premiums	$20,729,182	$14,001,591	$12,689,432	$11,825,283	$10,930,397
Administrative services fees	341,211	259,437	272,796	271,676	244,396
Investment income	291,880	142,976	132,838	122,041	78,833
Other revenue	54,264	14,123	9,259	7,311	7,555

Total revenues	21,416,537	14,418,127	13,104,325	12,226,311	11,261,181

Operating expenses:
Medical	17,421,204	11,651,470	10,669,647	9,879,421	9,138,196
Selling, general and administrative	3,021,509	2,195,604	1,894,336	1,866,531	1,781,457
Depreciation and amortization	148,598	128,858	117,792	126,779	120,730

Total operating expenses	20,591,311	13,975,932	12,681,775	11,872,731	11,040,383

Income from operations	825,226	442,195	422,550	353,580	220,798
Interest expense	63,141	39,315	23,172	17,367	17,252

Income before income taxes	762,085	402,880	399,378	336,213	203,546
Provision for income taxes	274,662	106,150	129,431	112,474	64,694

Net income	$487,423	$296,730	$269,947	$223,739	$138,852

Basic earnings per common share	$2.97	$1.83	$1.68	$1.41	$0.85

Diluted earnings per common share	$2.90	$1.79	$1.66	$1.38	$0.83

Financial Position:
Cash and investments	$5,347,454	$3,477,955	$3,074,189	$2,927,213	$2,415,914
Total assets	10,127,496	6,869,614	5,657,617	5,379,814	4,977,029
Medical and other expenses payable	2,488,261	1,909,682	1,422,010	1,272,156	1,142,131
Debt	1,269,100	815,044	636,696	642,638	604,913
Stockholders’ equity	3,053,886	2,508,874	2,124,248	1,868,972	1,641,115
Key Financial Indicators:
Medical expense ratio	84.0%	83.2%	84.1%	83.5%	83.6%
SG&A expense ratio	14.3%	15.4%	14.6%	15.4%	15.9%
Medical Membership by Segment:
Government:
Medicare Advantage	1,002,600	557,800	377,200	328,600	344,100
Medicare stand-alone PDP	3,536,600	—	—	—	—

Total Medicare	4,539,200	557,800	377,200	328,600	344,100

TRICARE	1,716,400	1,750,900	1,789,400	1,849,700	1,755,800
TRICARE ASO	1,163,600	1,138,200	1,082,400	1,057,200	1,048,700

Total TRICARE	2,880,000	2,889,100	2,871,800	2,906,900	2,804,500

Medicaid	390,700	457,900	478,600	468,900	506,000
Medicaid ASO	178,400	—	—	—	—

Total Medicaid	569,100	457,900	478,600	468,900	506,000

Total Government	7,988,300	3,904,800	3,727,600	3,704,400	3,654,600

Commercial:
Fully insured	1,754,200	1,999,800	2,286,500	2,352,800	2,340,300
Administrative services only	1,529,600	1,171,000	1,018,600	712,400	652,200

Total Commercial	3,283,800	3,170,800	3,305,100	3,065,200	2,992,500

Total medical membership	11,272,100	7,075,600	7,032,700	6,769,600	6,647,100

Commercial Specialty Membership:
Dental	1,452,000	1,456,500	1,246,700	1,147,400	1,094,600
Other	450,800	445,600	461,500	520,700	545,400

Total specialty membership	1,902,800	1,902,100	1,708,200	1,668,100	1,640,000

(a)	Prior period amounts have been adjusted to reflect the expensing of stock awards under the modified retrospective application method of SFAS 123R as more fully discussed in Note 11 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.
(b)	Includes the acquired operations of CarePlus Health Plans of Florida from February 16, 2005, and the acquired operations of Corphealth, Inc. from December 20, 2005. Also includes expenses of $71.9 million ($44.8 million after tax, or $0.27 per diluted common share) for a class action litigation settlement, as well as expenses of $27.0 million ($16.9 million after tax, or $0.10 per diluted common share) related to Hurricane Katrina. These expenses were partially offset by the realization of a tax gain contingency of $22.8 million, or $0.14 per diluted share.
(c)	Includes the acquired operations of Ochsner Health Plan from April 1, 2004.
(d)	Includes expenses of $30.8 million pretax ($18.8 million after tax, or $0.12 per diluted common share) for the writedown of building and equipment and software abandonment expenses. These expenses were partially offset by a gain of $15.2 million pretax ($10.1 million after tax, or $0.06 per diluted common share) for the sale of a venture capital investment. The net impact of these items reduced pretax income by $15.6 million ($8.7 million after tax, or $0.05 per diluted common share).
(e)	Includes expenses of $85.6 million pretax ($58.2 million after tax, or $0.35 per diluted common share) for severance and facility costs related to reducing our administrative cost structure with the elimination of three customer service centers and an enterprise-wide workforce reduction, reserves for liabilities related to a previous acquisition and the impairment in the fair value of certain private debt and equity investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2006 revenues of $21.4 billion. We offer coordinated health insurance coverage and related services through a variety of traditional and consumer-choice plans for government-sponsored programs, employer groups, and individuals. As of December 31, 2006, we had approximately 11.3 million members in our medical benefit programs, as well as approximately 1.9 million members in our specialty products programs.

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes two lines of business: medical (fully and self insured) and specialty. We identified our segments in accordance with the aggregation provisions of SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. We have adjusted prior period amounts to reflect the effect of expensing stock awards under the modified retrospective application method of SFAS 123R as discussed in Note 11 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

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

Our industry relies on two key statistics to measure performance. MER, which is computed by taking total medical expenses as a percentage of premium revenues, represents a statistic used to measure underwriting profitability. The SG&A expense ratio, which is computed by taking total selling, general and administrative expenses as a percentage of premium revenues and administrative services fees, represents a statistic used to measure administrative spending efficiency.

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, led to substantial growth during 2006. Medicare Advantage membership increased to 1,002,600 members at December 31, 2006, up 79.7% from 557,800 members at December 31, 2005, primarily due to sales of our PFFS product. Our new Medicare stand-alone PDP products added 3,536,600 members during 2006. Medicare premium revenues more than doubled to $11.5 billion during 2006 primarily as a result of this membership growth.

Pretax earnings in the Government segment of $513.8 million in 2006 were 62% higher than 2005. This increase resulted primarily from the membership and associated revenue growth in our Medicare Advantage plans, partially offset by results for the new Medicare stand-alone PDP offerings. Our Complete stand-alone PDP offering, one of three stand-alone PDP offerings representing 12% of our stand-alone PDP membership, operated at a loss with a MER of 116% in 2006. The reason for the operating loss primarily related to the product’s design, including covering brand name prescription drugs in the coverage gap. The coverage gap represents the stage of coverage where the member would be responsible for the cost under a standard plan. The Complete stand-alone PDP offering was re-designed for 2007.

In addition, the new stand-alone PDP benefit designs impacted our quarterly earnings pattern. These benefit designs result in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period as specified under the standard plan defined by CMS. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages for the plans which comprise the majority of our membership. This generally produces results that improve as the year progresses. For example, during 2006 our Standard and Enhanced stand-alone PDP offerings resulted in an MER of 97.7% during the first quarter, improving to 74.7% during the fourth quarter.

Commercial Segment

Commercial segment medical membership increased 113,000 members, or 3.6% from December 31, 2005 to 3,283,800 at December 31, 2006 as a result of the May 1, 2006 CHA acquisition which added 88,400 members and higher ASO, individual and consumer-choice membership, partially offset by a decline in our fully insured group membership. ASO membership at December 31, 2006 was up 31% from December 31, 2005. Individual membership increased 15% and consumer-choice membership increased 13% during 2006. These three areas, together with our small group business, now represent more than 84% of our Commercial medical membership.

Other Highlights

•	Year over year comparisons have been impacted by litigation and Hurricane Katrina expenses in 2005 that did not recur in 2006, as more fully discussed in the next section.

•

Cash flows from operations increased $1,076.6 million to $1,686.7 million for 2006 compared to $610.1 million for 2005 primarily due to Medicare enrollment growth, improved earnings and the impact of our new Part D offering. Our operating cash flows were favorably impacted by the Part D provisions of our Medicare contracts, including $738.7 million in estimated net amounts owed to CMS under the Part D risk corridor provisions which are expected to be settled in mid-2007.

•	Net gains of $75.7 million from sales of venture capital investments contributed to investment income during 2006.

•

The effective income tax rate was 36.0% for 2006 compared to 26.3% for 2005. The lower effective tax rate in 2005 primarily reflects the favorable impact from the resolution of a contingent gain of $22.8 million.

•

We issued $500 million of 6.45% senior notes due June 1, 2016 in May 2006, replaced our existing 5-year $600 million unsecured revolving credit agreement with a new 5-year $1.0 billion unsecured revolving credit agreement in July 2006, and repaid our $300 million of 7.25% senior notes in August 2006. These transactions are more fully described in Note 10 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

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

2005 Settlement of Class Action Litigation

On October 17, 2005, we reached an agreement with representatives of more than 700,000 physicians to settle a nationwide class action suit. In connection with the settlement and other related litigation costs, we recorded pretax administrative expenses of $71.9 million ($44.8 million after taxes, or $0.27 per diluted common share) in the third quarter of 2005. Of the $71.9 million, $33.4 million was included in the Government segment results and the remaining $38.5 million was included in the Commercial segment results. These amounts were paid in 2006.

2005 Hurricane Katrina

Certain of our operations, primarily the Louisiana market, were negatively affected by the impact of Hurricane Katrina in August 2005. Expenses related to Hurricane Katrina primarily stemmed from our efforts, in cooperation with Departments of Insurance in the affected states, to help our members by offering participating-provider benefits at non-participating providers’ rates, paying claims for members who were unable at the time to meet their premium obligations and similar measures. In connection with Hurricane Katrina, we recorded pretax medical and administrative expenses of $27.0 million ($16.9 million after taxes, or $0.10 per diluted common share) during the third and fourth quarters of 2005. Of the $27.0 million, $5.9 million was included in the Government segment results and the remaining $21.1 million was included in the Commercial segment results.

Recent Acquisitions

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of $67.5 million, including a $1.7 million contingent purchase price settlement paid in January 2007. This acquisition strengthens our position in the Kentucky market. The acquisition of CHA Health added approximately 60,100 fully insured group members and 28,300 ASO members to our Commercial segment medical membership. This transaction did not have a material impact on our results of operations or cash flows from operations for 2006.

On December 20, 2005, our Commercial segment acquired Corphealth, Inc., a behavioral health care management company, for cash consideration of approximately $54.0 million. This acquisition allows Humana to integrate coverage of medical and behavior health benefits.

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company for approximately $444.9 million in cash, adding approximately 50,400 Medicare Advantage members in Miami-Dade, Broward and Palm Beach counties. This acquisition enhances our Medicare market position in South Florida.

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash. Ochsner, a Louisiana health plan, added approximately 152,600 commercial medical members, primarily in fully insured large group accounts, and approximately 33,100 members in the Medicare Advantage program.

During 2006, we paid $5.8 million in contingent purchase price settlements related to the Corphealth, CarePlus, and Ochsner acquisitions.

These transactions are more fully described in Note 3 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which became effective for us beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. We adopted SFAS 158 prospectively in the fourth quarter of 2006 for the year ending December 31, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and revises certain disclosure requirements. The benefit obligation is defined as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for any other postretirement benefit plan, such as a retiree health care plan. The adoption of SFAS 158 did not have a material impact on our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 157, however, we do not expect the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

Comparison of Results of Operations for 2006 and 2005

Certain financial data for our two segments was as follows for the years ended December 31, 2006 and 2005:

			Change
	2006	2005	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$8,499,064	$4,590,362	$3,908,702	85.2%
Medicare stand-alone PDP	3,050,304	—	3,050,304	100.0%

Total Medicare	11,549,368	4,590,362	6,959,006	151.6%
TRICARE	2,543,930	2,407,653	136,277	5.7%
Medicaid	520,520	548,714	(28,194)	(5.1)%

Total Government	14,613,818	7,546,729	7,067,089	93.6%

Fully insured	5,704,378	6,068,115	(363,737)	(6.0)%
Specialty	410,986	386,747	24,239	6.3%

Total Commercial	6,115,364	6,454,862	(339,498)	(5.3)%

Total	$20,729,182	$14,001,591	$6,727,591	48.0%

Administrative services fees:
Government	$49,442	$50,059	$(617)	(1.2)%
Commercial	291,769	209,378	82,391	39.4%

Total	$341,211	$259,437	$81,774	31.5%

Income before income taxes(a):
Government	$513,845	$316,676	$197,169	62.3%
Commercial	248,240	86,204	162,036	188.0%

Total	$762,085	$402,880	$359,205	89.2%

Medical expense ratios(b):
Government	85.0%	83.1%		1.9%
Commercial	81.7%	83.3%		(1.6)%

Total	84.0%	83.2%		0.8%

SG&A expense ratios(a)(c):
Government	11.8%	12.7%		(0.9)%
Commercial	20.2%	18.5%		1.7%

Total	14.3%	15.4%		(1.1)%

(a)	Prior period amounts have been adjusted to reflect the expensing of stock awards under the modified retrospective application method of SFAS 123R as more fully discussed in Note 11 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.
(b)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(c)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2006 and 2005:

			Change
	2006	2005	Members	Percentage
Government segment medical members:
Medicare Advantage	1,002,600	557,800	444,800	79.7%
Medicare stand-alone PDP	3,536,600	—	3,536,600	100.0%

Total Medicare	4,539,200	557,800	3,981,400	713.8%

TRICARE	1,716,400	1,750,900	(34,500)	(2.0)%
TRICARE ASO	1,163,600	1,138,200	25,400	2.2%

Total TRICARE	2,880,000	2,889,100	(9,100)	(0.3)%

Medicaid	390,700	457,900	(67,200)	(14.7)%
Medicaid ASO	178,400	—	178,400	100.0%

Total Medicaid	569,100	457,900	111,200	24.3%

Total Government	7,988,300	3,904,800	4,083,500	104.6%

Commercial segment medical members:
Fully insured	1,754,200	1,999,800	(245,600)	(12.3)%
ASO	1,529,600	1,171,000	358,600	30.6%

Total Commercial	3,283,800	3,170,800	113,000	3.6%

Total medical membership	11,272,100	7,075,600	4,196,500	59.3%

This table of financial data should be reviewed in connection with the discussion on the following pages.

Summary

Net income was $487.4 million, or $2.90 per diluted common share, in 2006 compared to $296.7 million, or $1.79 per diluted common share, in 2005. Net income for 2005 included expenses resulting from the physician class action settlement ($44.8 million after taxes, or $0.27 per diluted common share) and costs associated with Hurricane Katrina ($16.9 million after taxes, or $0.10 per diluted common share) described previously. Net income for 2005 also included the beneficial effect of an effective tax rate of approximately 26.3% compared to 36.0% in 2006, primarily due to the resolution of a contingent gain ($22.8 million, or $0.14 per diluted common share) during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year. After considering litigation and Hurricane Katrina expenses and the favorable tax gain contingency in 2005, the remaining year over year improvement in 2006 results from earnings increases in both the Government and Commercial segments.

Premium Revenues and Medical Membership

Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership. Premium revenues increased 48.0% to $20.7 billion for 2006, compared to $14.0 billion for 2005. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues. Premium revenues reflect higher enrollment in our Medicare Advantage plans and the addition of our stand-alone PDP business.

Government segment premium revenues increased $7.1 billion, or 93.6% to $14.6 billion for 2006, compared to $7.5 billion for 2005. This increase primarily was attributable to the expanded participation in various Medicare products and geographic markets. Sales of our PFFS products drove the majority of the 79.7%

increase in Medicare Advantage members since December 31, 2005. At December 31, 2006, approximately 47% of the company’s Medicare Advantage members were in PFFS plans versus 22% at December 31, 2005. Additionally, our new Medicare stand-alone PDP products added 3,536,600 members and $3.1 billion in new premium revenues during 2006. Medicaid membership increased 111,200 members from December 31, 2005 due primarily to the award of a new Puerto Rico regional ASO contract in the fourth quarter of 2006 partially offset by eligible Puerto Rico Medicaid members choosing to move into the Medicare program.

Commercial segment premium revenues decreased 5.3% to $6.1 billion for 2006 compared to $6.5 billion for 2005. Lower premium revenues primarily resulted from a reduction of fully insured membership. Our fully insured membership decreased 12.3%, or 245,600 members, to 1,754,200 at December 31, 2006 compared to 1,999,800 at December 31, 2005 primarily as a result of continued attrition within the fully insured group accounts, partially offset by membership gains from the CHA acquisition, and membership increases in the individual and consumer-choice product lines. Attrition in the fully insured group accounts results from a competitive pricing environment. Average per member premiums for our fully insured group medical members increased approximately 5.7% from 2005 to 2006. The average per member premium increase reflects a shift in the mix in our fully insured group membership from large groups to individuals and small groups as large groups continue to move to an administrative services only offering. Average per member premiums are lower for individuals and small groups than large groups.

Administrative Services Fees

Our administrative services fees for 2006 were $341.2 million, an increase of $81.8 million, or 31.5%, from $259.4 million for 2005. The increase was due to increases in our Commercial segment administrative services fees.

For the Commercial segment, administrative services fees increased $82.4 million, or 39.4%, from $209.4 million for 2005 to $291.8 million for 2006. This increase resulted from increased membership. ASO membership of 1,171,000 members at December 31, 2005 increased 30.6% to 1,529,600 at December 31, 2006. Average per member fees increased approximately 19% in 2006. ASO fees from our Commercial segment represent 86% of total ASO fees.

Investment Income

Investment income totaled $291.9 million for 2006, an increase of $148.9 million from $143.0 million for 2005. The increase in investment income for 2006 primarily resulted from higher venture capital gains, and higher average invested balances and interest rates. Investment income for 2006 includes $75.7 million in net realized gains related to venture capital investments compared to $5.7 million in 2005.

Other Revenue

Other revenue totaled $54.3 million for 2006, an increase of $40.2 million from $14.1 million for 2005. The increase primarily was attributable to revenue from our new in-house mail order pharmacy operations in 2006.

Medical Expense

Consolidated medical expense was $17.4 billion for 2006, an increase of $5.7 billion, or 48.7%, from $11.7 billion for 2005. The increase was primarily driven by the increase in the number of members, particularly higher cost Medicare members, and an increase in average per member claims costs primarily from the effects of health care inflation.

The consolidated MER for 2006 was 84.0%, an 80 basis point increase from 83.2% for 2005. Higher medical expenses from Hurricane Katrina increased the 2005 MER 20 basis points. An improvement in the Commercial segment MER was more than offset by a higher Government segment MER impacted by the new Medicare stand-alone PDP offerings.

The Government segment’s medical expenses increased $6.2 billion, or 98.1%, during 2006 compared to 2005. The increase was primarily due to an increase in the number of Medicare members, including those enrolled in our stand-alone PDPs.

The Government segment’s MER for 2006 was 85.0%, a 190 basis point increase from 2005 of 83.1%. The increase was primarily attributable to the introduction of the stand-alone PDPs in January 2006 with an MER of 92.5% for 2006. The stand-alone PDP MER was negatively impacted by an MER in our Complete plan of 115.9% for 2006, one of three stand-alone PDP offerings representing approximately 12% of our stand-alone PDP members. We expect MER to improve in 2007 to approximately 82% to 84% for our combined Medicare Advantage and stand-alone PDP offerings.

The Commercial segment’s medical expenses decreased $382.3 million, or 7.1%, from 2005 to 2006. This decrease primarily results from the decrease in fully insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully insured group members was approximately 6% for 2006 and is expected to range from 5% to 6% for 2007.

The MER for the Commercial segment of 81.7% in 2006 decreased 160 basis points from 2005 MER of 83.3%. Higher medical expenses from Hurricane Katrina increased the 2005 MER 30 basis points. The decrease in MER primarily reflects improving medical cost utilization trends and an increase in the percentage of individual and small group members comprising our total fully insured block. Individual and smaller group accounts generally carry a lower MER than larger group accounts.

SG&A Expense

Consolidated SG&A expenses increased $825.9 million, or 37.6%, during 2006 compared to 2005. The increase primarily resulted from an increase in the number of employees and increased sales and marketing costs due to the Medicare expansion offset by prior year litigation expenses which did not recur in 2006. The number of employees increased by 3,600 to 22,300 from 18,700 at December 31, 2005, primarily in the customer service and marketing functions associated with the growth in the Medicare business.

The consolidated SG&A expense ratio for 2006 was 14.3%, decreasing 110 basis points from 15.4% for 2005. Expenses related to the litigation settlement increased the SG&A expense ratio 50 basis points for 2005. After considering the effects of the litigation settlement, the remaining decrease resulted from growth in revenues from higher average medical membership outpacing the related increase in administrative spending on a consolidated basis during 2006.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Government segment SG&A expenses of $1,730.2 million for 2006 increased $766.9 million, or 79.6%, from 2005. The increase primarily resulted from higher expenses associated with the infrastructure build out of our expanded Medicare offerings in the latter half of 2005 through the first half of 2006 as well as increased sales and marketing costs in 2006 also related to the Medicare expansion.

The Government segment SG&A expense ratio decreased 90 basis points from 12.7% for 2005 to 11.8% for 2006. Expenses related to the litigation settlement increased the SG&A expense ratio 50 basis points for 2005. After considering the effect of the litigation, the decrease from 2005 to 2006 resulted from average membership and related revenue associated with the Medicare expansion reaching the levels contemplated by the now complete build-out of infrastructure and support functions which began in the latter half of 2005, providing more leverage against administrative costs in 2006.

The Commercial segment SG&A expenses increased $59.0 million, or 4.8%, during 2006 compared to 2005. The Commercial segment SG&A expense ratio of 20.2% for 2006 increased 170 basis points from 18.5% for 2005. Expenses related to the litigation settlement increased the SG&A expense ratio 60 basis points for 2005. After considering the effect of the litigation, the increase primarily resulted from an increase in the percentage of small group members comprising our total fully insured membership as well as the continued shift in the mix of membership towards ASO. At December 31, 2005, 37% of our Commercial segment medical membership related to ASO business compared to 47% at December 31, 2006. Small group accounts bear a higher SG&A ratio than larger group accounts and ASO business bears a significantly higher SG&A ratio than fully insured business.

Depreciation and Amortization

Depreciation and amortization for 2006 totaled $148.6 million compared to $128.9 million in 2005, an increase of $19.7 million, or 15.3%. The increase resulted primarily from capital expenditures related to the Medicare expansion.

Interest Expense

Interest expense was $63.1 million for 2006, compared to $39.3 million for 2005, an increase of $23.8 million. This increase primarily resulted from higher average outstanding debt and higher interest rates.

Income Taxes

Our effective tax rate for 2006 of 36.0% increased 9.7% compared to the 26.3% effective tax rate for 2005. The higher effective tax rate for 2006 is primarily due to the resolution of a contingent tax gain of $22.8 million in the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year which did not recur in 2006. See Note 9 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate. We expect the 2007 effective tax rate to be in the range of 36% to 37%.

Comparison of Results of Operations for 2005 and 2004

Certain financial data for our two segments was as follows for the years ended December 31, 2005 and 2004:

			Change
	2005	2004	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$4,590,362	$3,086,598	$1,503,764	48.7%
TRICARE	2,407,653	2,127,595	280,058	13.2%
Medicaid	548,714	511,193	37,521	7.3%

Total Government	7,546,729	5,725,386	1,821,343	31.8%

Fully insured	6,068,115	6,614,482	(546,367)	(8.3)%
Specialty	386,747	349,564	37,183	10.6%

Total Commercial	6,454,862	6,964,046	(509,184)	(7.3)%

Total	$14,001,591	$12,689,432	$1,312,159	10.3%

Administrative services fees:
Government	$50,059	$106,764	$(56,705)	(53.1)%
Commercial	209,378	166,032	43,346	26.1%

Total	$259,437	$272,796	$(13,359)	(4.9)%

Income before income taxes(a):
Government	$316,676	$269,063	$47,613	17.7%
Commercial	86,204	130,315	(44,111)	(33.8)%

Total	$402,880	$399,378	$3,502	0.9%

Medical expense ratios(b):
Government	83.1%	84.3%		(1.2)%
Commercial	83.3%	83.9%		(0.6)%

Total	83.2%	84.1%		(0.9)%

SG&A expense ratios(a)(c):
Government	12.7%	12.3%		0.4%
Commercial	18.5%	16.5%		2.0%

Total	15.4%	14.6%		0.8%

(a)	Prior period amounts have been adjusted to reflect the expensing of stock awards under the modified retrospective application method of SFAS 123R as more fully discussed in Note 11 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.
(b)	Represents total medical expenses as a percentage of premium revenue. Also known as MER.
(c)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2005 and 2004:

			Change
	2005	2004	Members	Percentage
Government segment medical members:
Medicare Advantage	557,800	377,200	180,600	47.9%
Medicaid	457,900	478,600	(20,700)	(4.3)%
TRICARE	1,750,900	1,789,400	(38,500)	(2.2)%
TRICARE ASO	1,138,200	1,082,400	55,800	5.2%

Total TRICARE	2,889,100	2,871,800	17,300	0.6%

Total Government	3,904,800	3,727,600	177,200	4.8%

Commercial segment medical members:
Fully insured	1,999,800	2,286,500	(286,700)	(12.5)%
ASO	1,171,000	1,018,600	152,400	15.0%

Total Commercial	3,170,800	3,305,100	(134,300)	(4.1)%

Total medical membership	7,075,600	7,032,700	42,900	0.6%

This table of financial data should be reviewed in connection with the discussion on the following pages.

Summary

Net income was $296.7 million, or $1.79 per diluted common share, in 2005 compared to $269.9 million, or $1.66 per diluted common share, in 2004. The increase in net income primarily resulted from improved profits in our Government segment, driven by gains in Medicare Advantage membership and improved pretax results in both our Medicare Advantage and TRICARE operations.

Net income for 2005 included expenses resulting from the class action litigation settlement ($44.8 million after taxes, or $0.27 per diluted common share) and costs associated with Hurricane Katrina ($16.9 million after taxes, or $0.10 per diluted common share). Net income for 2005 also included the favorable effect of an effective tax rate of approximately 26.3% compared to 32.4% in 2004, primarily due to the resolution of a contingent tax gain ($22.8 million, or $0.14 per diluted common share) during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year.

Premium Revenues and Medical Membership

Premium revenues increased 10.3% to $14.0 billion for 2005, compared to $12.7 billion for 2004. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues.

Government segment premium revenues increased 31.8% to $7.5 billion for 2005, compared to $5.7 billion for 2004. This increase primarily was attributable to our Medicare Advantage operations and the effects of transitioning to the TRICARE South Region contract during 2004. Medicare Advantage membership was 557,800 at December 31, 2005, compared to 377,200 at December 31, 2004, an increase of 180,600 members, or 47.9%. This increase was due to expanded participation in various Medicare Advantage programs and geographic markets, as well as the CarePlus acquisition. The February 16, 2005 CarePlus acquisition added 50,400 members and $486.3 million in premium revenues in 2005. Average per member premiums for our Medicare Advantage business increased approximately 12% during 2005. This reflects a shift in our Medicare Advantage membership mix to higher reimbursement markets, due primarily to the South Florida CarePlus acquisition. TRICARE premium revenues increased 13.2% in 2005, reflecting the transition to the new South Region contract during 2004 which included a temporary loss of approximately 1 million members for 4 months in 2004. Medicaid membership declined by 20,700 members from December 31, 2004 to December 31, 2005 primarily due to the fact that we did not renew our participation in the Medicaid program for the State of Illinois on July 31, 2005. The Illinois Medicaid business was not material to our results of operations, financial position, or cash flows.

Commercial segment premium revenues decreased 7.3% to $6.5 billion for 2005, compared to $7.0 billion for 2004. Lower premium revenues primarily resulted from a reduction of fully insured membership partially offset by increases in average per member premiums. Our fully insured membership decreased 12.5%, or 286,700 members, to 1,999,800 at December 31, 2005 compared to 2,286,500 at December 31, 2004. The decrease is primarily due to the relinquishment of an 89,000-member unprofitable account on January 1, 2005 and continued attrition due to the ongoing competitive environment within the fully insured group accounts, partially offset by membership gains in the individual and consumer-choice product lines. Average per member premiums for our fully insured group medical members increased approximately 7.4% in 2005.

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

Investment Income

Investment income totaled $143.0 million in 2005, an increase of $10.2 million from $132.8 million in 2004. This increase primarily was attributable to higher interest rates and average invested balances offset by lower capital gains. Net realized capital gains of $18.3 million in 2005 decreased $9.9 million from $28.2 million in 2004. As of December 31, 2005, we had an unrealized gain of $52.3 million related to a venture capital investment which was realized in the first quarter of 2006.

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

The Government segment’s medical expenses increased $1.4 billion, or 30.0% during 2005 primarily due to the increase in average per member claims costs and the increase in the number of Medicare Advantage members, including those related to the CarePlus acquisition. The increase in average per member claims costs for Medicare Advantage approximated 8% to 10% during 2005.

The Government segment’s MER for 2005 was 83.1%, a 120 basis point decrease from the 2004 rate of 84.3%. Excluding a 10 basis point increase in the 2005 MER from Hurricane Katrina, the decrease was primarily attributable to the increase in Medicare Advantage revenues as a percentage of total Government segment revenues and average per member Medicare Advantage premiums outpacing average per member Medicare Advantage claim costs.

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

SG&A Expense

Consolidated SG&A expenses increased $301.3 million or 15.9% during 2005 primarily resulting from an increase in the number of employees due to the Medicare expansion, the class action litigation settlement, and increased advertising and marketing costs also due to the Medicare expansion. These increases were partially offset by a decrease in administrative expenses associated with transitioning to the TRICARE South Region contract in 2004. During 2005, the number of employees increased 5,000 to 18,700 at December 31, 2005, primarily in the sales and customer service functions associated with the growth in the Medicare business, as well as approximately 1,200 employees added with the CarePlus acquisition.

The consolidated SG&A expense ratio for 2005 was 15.4%, increasing 80 basis points from 14.6% for 2004. Expenses related to the class action litigation settlement increased the SG&A expense ratio 50 basis points for 2005. After considering the effect of litigation expenses, the SG&A expense ratio increase primarily resulted from a commercial membership mix shift and increased spending associated with the Medicare expansion.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $248.1 million, or 34.7% during 2005 due to the CarePlus acquisition, increased spending associated with the Medicare expansion, and the class action litigation settlement. These increases were partially offset by a decrease in TRICARE expenses from the transition to the South Region contract in 2004. The Government segment SG&A expense ratio increased 40 basis points from 12.3% for 2004 to 12.7% for 2005. Expenses related to the class action litigation settlement increased the SG&A expense ratio 50 basis points for 2005.

The Commercial segment SG&A expenses increased $53.2 million, or 4.5% during 2005. The Commercial segment SG&A expense ratio increased 200 basis points from 16.5% for 2004 to 18.5% for 2005. Expenses related to the class action litigation settlement increased the SG&A expense ratio 60 basis points for 2005. After considering the effect of litigation expenses, this increase resulted from the continued shift in the mix of membership towards ASO. ASO business bears a significantly higher SG&A ratio than fully insured business.

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

Income Taxes

Our effective tax rate in 2005 of 26.3% decreased 6.1% compared to the 32.4% effective tax rate in 2004. The effective tax rate for 2005 reflects the favorable impact from the resolution of a contingent tax gain of $22.8 million during the first quarter of 2005 in connection with the expiration of the statute of limitations on an uncertain tax position related to the 2000 tax year. See Note 9 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity

Our primary sources of cash include receipts of premiums, ASO fees, CMS settlements, investment income, as well as proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, SG&A expenses, CMS settlements, interest expense, taxes, purchases of investment securities, capital expenditures, acquisitions, and payments on borrowings. Because premiums generally are collected in advance of claim payments by a period of up to several months in many instances, our business should normally produce positive cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. We have recently been experiencing improving operating cash flows associated with growth in Medicare enrollment. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital.

Cash and cash equivalents increased to $1,740.3 million at December 31, 2006 from $732.0 million at December 31, 2005. The change in cash and cash equivalents for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$1,686,712	$610,082	$344,061
Net cash used in investing activities	(1,654,066)	(767,276)	(624,081)
Net cash provided by (used in) financing activities	975,642	309,131	(71,305)

Increase (decrease) in cash and cash equivalents	$1,008,288	$151,937	$(351,325)

Cash Flow from Operating Activities

The increase in operating cash flows for 2006 resulted from Medicare enrollment growth, improved earnings, and the timing of cash flows associated with our new Medicare Part D offerings. Our Part D results related to both stand-alone PDP and MA-PD offerings reflect provisions for net amounts payable to CMS of $738.7 million under the risk corridor terms of our contracts with CMS. This risk corridor amount, which is expected to be paid mid-2007, reflects favorable experience on allowable risk corridor costs during the second half of 2006 compared to the expectations set out in our original annual bid for 2006 contracts with CMS. The favorable experience was associated with the Medicare Part D portion of our MA-PD offerings as well as our Standard and Enhanced stand-alone plans.

Comparisons of our operating cash flows between 2005 and 2004 were significantly impacted by the timing of the Medicare premium remittance which is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, we historically received this payment at the end of the previous month. As such, the Medicare receipt for January 2004 of $211.9 million was received in December 2003 because January 1 is a holiday.

Beginning in 2005, the monthly premium payment schedule included a change in timing from previous practice. This new practice made an exception to the holiday rule for the January 1 payment. Although January 1 always represents a holiday, the new practice results in the January 1 payment being received on the first business day of January. As a result of this change, the January 2005 payment of $290.3 million originally scheduled to be received on Friday, December 31, 2004, was changed to Monday, January 3, 2005, or one business day later. Therefore, we received 12 monthly Medicare premium remittances in 2006 and 2005, compared to only 11 in 2004.

In addition to the impact from the timing of the Medicare premium receipts, higher earnings and Medicare enrollment growth contributed to increased operating cash flows in 2005 and 2004.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at December 31, 2006, 2005 and 2004:

				Change
	2006	2005	2004	2006	2005
	(in thousands)
TRICARE:
Base receivable	$452,509	$509,444	$396,355	$(56,935)	$113,089
Bid price adjustments (BPAs)	—	—	25,601	—	(25,601)
Change orders	4,247	32,285	6,021	(28,038)	26,264

TRICARE subtotal	456,756	541,729	427,977	(84,973)	113,752
Medicare	143,875	66,536	2,287	77,339	64,249
Commercial and other	125,899	162,944	183,857	(37,045)	(20,913)
Allowance for doubtful accounts	(45,589)	(32,557)	(34,506)	(13,032)	1,949

Total net receivables	$680,941	$738,652	$579,615	(57,711)	159,037

Reconciliation to cash flow statement:
Provision for doubtful accounts				20,901	4,566
Receivables from acquisition				(843)	(2,289)

Change in receivables per cash flow statement				$(37,653)	$161,314

TRICARE base receivables consist of estimated amounts owed from the federal government for claims incurred including claims incurred but not reported, or IBNR, and underwriting fees. The claim reimbursement component of TRICARE base receivables is generally collected over a three to four month period. The $56.9 million decrease in base receivables resulted primarily from a timing difference in our claim reimbursements partially offset by an increase in underwriting fee receivables.

The increase in TRICARE base receivables from 2004 to 2005 was primarily due to the transition to the reimbursement model under the South Region contract beginning on August 1, 2004 and higher claims inventories at our third party claims processing vendor. The transition to the South region contract had the effect of increasing the TRICARE base receivable and a corresponding increase in TRICARE claims payable.

The $28.0 million decrease in TRICARE change order receivables from 2005 to 2006 resulted from the collection of receivables in 2006 related to an equitable adjustment to the contract price negotiated in late 2005 for services not originally specified in the contract.

The $77.3 million increase in Medicare receivables in 2006 resulted from the growth in Medicare membership while the $64.2 million increase in 2005 was due to an increase in receivables associated with CMS’s risk adjustment model.

The decline in Commercial and other receivables since December 31, 2004 results from the change in the mix of members from fully insured to ASO.

The detail of medical and other expenses payable was as follows at December 31, 2006, 2005 and 2004:

				Change
	2006	2005	2004	2006	2005
	(in thousands)
IBNR(1)	$1,678,052	$1,074,489	$879,871	$603,563	$194,618
TRICARE claims payable(2)	430,674	514,426	315,535	(83,752)	198,891
Reported claims in process(3)	98,033	67,065	73,883	30,968	(6,818)
Other medical expenses payable(4)	281,502	253,702	152,721	27,800	100,981

Total medical and other expenses payable	$2,488,261	$1,909,682	$1,422,010	578,579	487,672

Reconciliation to cash flow statement:
Medical and other expenses payable from acquisition				(21,198)	(37,375)

Change in medical and other expenses payable in cash flow statement				$557,381	$450,297

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	TRICARE claims payable includes all activity associated with TRICARE, including IBNR and payables for risk sharing with the federal government for cost overruns.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during 2006 due growth in Medicare membership and to a lesser extent medical claims inflation.

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

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows over the last several years in investment securities, primarily short-duration fixed income securities, totaling $862.1 million in 2006, $233.3 million in 2005, and $407.3 million in 2004. Our ongoing capital expenditures primarily relate to our technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $193.2 million in 2006, $165.8 million in 2005, and $114.1 million in 2004. The increased spending in 2006 and 2005 primarily resulted from our Medicare expansion initiatives. Excluding acquisitions, we expect total capital expenditures in 2007 of approximately $200 million.

During 2006, we paid $22.3 million to acquire CHA Health, net of $43.5 million of cash acquired, and we paid $5.8 million in contingent purchase price settlements related to prior years acquisitions. During 2005, we paid $352.8 million to acquire CarePlus, net of $92.1 million of cash acquired, and we paid $50.0 million to acquire Corphealth, net of $4.0 million of cash acquired. During 2004, we paid $141.8 million to acquire Ochsner, net of $15.3 million of cash acquired.

During 2004, proceeds of $30.5 million from the sale of property and equipment relate primarily to consolidating our service centers in Jacksonville and San Antonio, including the sale of the Jacksonville office tower in 2004 for $14.8 million.

Cash Flow from Financing Activities

During 2006, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the discount and cost of the offering were $494.3 million. We used the proceeds from the offering for the repayment of the outstanding balance under our credit agreement, which at the time of the issuance was $200 million, and the repayment of our $300 million 7.25% senior notes which matured on August 1, 2006.

During 2006, our borrowings of $550 million and repayments of $300 million under our credit agreements related to the timing of our senior notes issuance and repayment and funding of additional capital into certain subsidiaries during 2006 in conjunction with growth in Medicare revenues. During 2005, we borrowed $494 million under our 5-year $600 million credit agreement. This amount included $294 million which we borrowed temporarily to finance the CarePlus acquisition and repaid in 2005.

Subsidies from CMS associated with Medicare Part D claims for which we do not assume risk were $122.3 million less than the claim payments, as described in Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

The remainder of financing activities in 2006, 2005, and 2004 resulted primarily from the change in the securities lending payable, proceeds from stock option exercises, tax benefits of stock-based compensation, and the change in the book overdraft. The increase in securities lending in 2006 coincides with a change in banking vendors and higher average balances of investments to lend. In connection with employee stock plans, we acquired common shares totaling 467,767 in 2006 and 68,296 in 2005 for an aggregate cost of $26.2 million in 2006 and $2.4 million in 2005. In 2004, we repurchased 3.6 million common shares in open market transactions and 0.2 million common shares in connection with employee stock plans for $67.0 million at an average price of $17.83 per share. The Board of Directors’ authorization for open market transactions expired in January 2005.

Senior Notes

In May 2006, we issued $500 million of 6.45% senior notes due June 1, 2016 as discussed previously. We paid $300 million when our 7.25% senior notes matured on August 1, 2006. Our senior notes and related swap agreements are more fully discussed in Note 10 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Credit Agreement

On July 14, 2006, we replaced our existing 5-year $600 million unsecured revolving credit agreement with a 5-year $1.0 billion unsecured revolving credit agreement. We entered into the credit agreement for general corporate purposes. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $1 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

The credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth and a maximum leverage ratio. The terms of the credit agreement also include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. We have not experienced a material adverse effect and we know of no circumstances or events which would be reasonably likely to result in a material adverse effect. At this time, we do not believe the material adverse effect clause poses a material funding risk to us.

At December 31, 2006, we had $450 million of borrowings under the credit agreement outstanding at an interest rate of 5.73%. In addition, we have outstanding letters of credit of $3.4 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of December 31, 2006, we had $546.6 million of remaining borrowing capacity under the credit agreement. We have other relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $3.1 million at December 31, 2006 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2006 was Baa3 according to Moody’s Investors Services, Inc., or Moody’s, and BBB, according to Standard & Poor’s Ratings Services, or S&P. A downgrade to Ba2 or lower by Moody’s and BB or lower by S&P would give the counterparties of three of our interest rate swap agreements with a $300 million notional amount, the right, but not the obligation, to cancel the interest rate swap agreement. If cancelled, we would pay or receive an amount based on the fair market value of the swap agreement. Assuming these swap agreements had been cancelled on December 31,

2006, we would have received $6.1 million, net, and future net interest payments would increase assuming LIBOR does not change. Other than the swap agreements, adverse changes in our credit ratings do not create, increase, or accelerate any liabilities.

In addition, we operate as a holding company in a highly regulated industry. Our parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company increased $4.8 million to $424.4 million at December 31, 2006 compared to $419.6 million at December 31, 2005 reflecting funding of additional capital into certain subsidiaries during 2006 in conjunction with growth in Medicare revenues offset by additional borrowings in 2006. See Schedule I to this Form 10-K beginning on page 106 for our parent company only financial information.

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

As of December 31, 2006, we maintained aggregate statutory capital and surplus of $2,066.0 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $1,430.3 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2007, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $325 million to $425 million in 2007.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at December 31, 2006, each of our subsidiaries would be in substantial compliance and we would have $516.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2006 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt	$1,253,065	$540	$1,080	$450,987	$800,458
Interest(1)	633,181	76,880	153,727	141,078	261,496
Operating leases(2)	284,879	88,196	117,191	64,124	15,368
Purchase and other obligations(3)	49,668	27,395	18,212	4,061	—

Total	$2,220,793	$193,011	$290,210	$660,250	$1,077,322

(1)	Interest includes the estimated contractual interest payments under our debt agreements net of the effect of the associated swap agreements assuming no change in the LIBOR rate as of December 31, 2006.

(2)	We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease, accounted for under the provisions of SFAS No. 13, Accounting for Leases, is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 14 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.
(3)	Purchase and other obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any SPE transactions.

Guarantees and Indemnifications

Our operating lease of an airplane, which expires January 1, 2010, provides for a residual value payment of no more than $4.8 million at the end of the lease term. At the end of the term, we have the right to exercise a purchase option for $8.9 million or the airplane can be sold to a third party. The residual value payment will be reduced by the net sales proceeds in excess of $4.2 million from the sale of the airplane to a third party.

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

Related Parties

No related party transactions had a material effect on our financial position, results of operations, or cash flows. Certain related party transactions not having a material effect are discussed in our Proxy Statement for the meeting to be held April 26, 2007—see “Certain Transactions with Management and Others.”

Government Contracts

Our Medicare business, which accounted for approximately 55% of our total premiums and ASO fees for the year ended December 31, 2006, primarily consisted of products covered under the Medicare Advantage and stand-alone PDP contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2007.

Our TRICARE business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2006, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2006, the South Region contract was extended into the third option period, which runs from April 1, 2006 to March 31, 2007. We have received a notice from the government of its intent to renew the fourth option period. The 5-year South Region contract expires March 31, 2009. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the third option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 3% of our total premiums and ASO fees for the year ended December 31, 2006, consisted of contracts in Puerto Rico and Florida. Our Medicaid contracts with the Puerto Rico Health Insurance Administration accounted for approximately 2% of our total premium and ASO fees for the year ended December 31, 2006. We currently are operating under the terms of our contracts that expired October 31, 2006. Due to several ongoing and unresolved issues with the program, the government of Puerto Rico has decided to delay the bid process for new contracts. We currently are working with the Puerto Rico Health Insurance Administration regarding terms and rates which is expected to result in an extension of the existing contracts through September 30, 2007. There is no assurance that the Puerto Rico Health Insurance Administration will request such an extension, and we are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We continuously evaluate our estimates and those critical accounting policies related primarily to medical cost and revenue recognition as well as accounting for impairments related to our investment securities, goodwill, and long-lived assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results ultimately may differ from those estimates. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Medical Expense Recognition

Medical expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our medical and other expenses payable as follows:

	December 31, 2006	Percentage of Total	December 31, 2005	Percentage of Total
	(dollars in thousands)
IBNR	$1,996,636	80.3%	$1,483,902	77.7%
Reported claims in process	115,424	4.6%	83,635	4.4%
Other medical expenses payable	376,201	15.1%	342,145	17.9%

Total medical and other expenses payable	$2,488,261	100.0%	$1,909,682	100.0%

Estimating IBNR is complex and involves a significant amount of judgment. Changes in this estimate can materially affect, either favorably or unfavorably, our results of operations and overall financial position. Accordingly, it represents a critical accounting estimate. Most medical claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”. As such, we expect that substantially all of the December 31, 2006 estimate of medical and other expenses payable will be known and paid during 2007.

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

We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and weekday seasonality.

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Changes in claim processes, including receipt cycle times, inventories, recoveries of overpayments, outsourcing, system conversions, and disruptions due to weather affect views regarding the reasonable choice of completion factors. The receipt cycle time measures the average length of time between when a medical claim was initially incurred and when the claim form was received. Increased electronic claim submissions from providers have decreased the receipt cycle time over the last few years. For example, the average number of receipt cycle time days has decreased from 16.5 days in 2005 to 15.9 days in 2006 which represents a 3.6% reduction in cycle time.

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2006 data:

Completion Factor(a):		Claims Trend Factor(b):
Factor Change	Increase (Decrease) in Medical and Other Expenses Payable	Factor Change	(Decrease) Increase in Medical and Other Expenses Payable
(dollars in thousands)
1.50%	$(143,500)	(10%)	$(347,500)
1.00%	$(95,700)	(8%)	$(278,000)
0.50%	$(47,800)	(6%)	$(208,500)
0.25%	$(23,900)	(4%)	$(139,000)
(0.50%)	$47,800	(2%)	$(69,500)
(1.00%)	$95,700	2%	$69,500

(a)	Reflects estimated potential changes in medical and other expenses payable caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in medical and other expenses payable caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

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

As more fully described on page 57, our TRICARE contract contains risk-sharing provisions with the Department of Defense and with subcontractors, which effectively limit profits and losses when actual claim experience varies from the targeted medical claim amount negotiated in our annual bid. As a result of these contract provisions, the impact of changes in estimates for prior year TRICARE medical claims payable on our results of operations is reduced substantially, whether positive or negative.

As more fully described on pages 11 and 12, we have a significant percentage of our Medicare and Medicaid membership under risk-sharing arrangements with providers. Accordingly, the impact of changes in estimates for prior year medical claims payable on our results of operations that are attributable to our Medicare and Medicaid lines of business may also be significantly reduced, whether positive or negative.

The following table provides a historical perspective regarding the accrual and payment of our medical and other expense payable. Components of the total incurred claims for each year include amounts accrued for current year estimated medical expense as well as adjustments to prior year estimated accruals.

	2006	2005	2004
	(in thousands)
Balances at January 1	$1,909,682	$1,422,010	$1,272,156
Acquisitions	21,198	37,375	71,063
Incurred related to:
Current year	17,696,654	11,765,662	10,763,105
Prior years	(275,450)	(114,192)	(93,458)

Total incurred	17,421,204	11,651,470	10,669,647

Paid related to:
Current year	(15,532,079)	(9,979,449)	(9,504,331)
Prior years	(1,331,744)	(1,221,724)	(1,086,525)

Total paid	(16,863,823)	(11,201,173)	(10,590,856)

Balances at December 31	$2,488,261	$1,909,682	$1,422,010

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

As summarized in the previous table, claim reserve balances at December 31, 2005 ultimately settled during 2006 for $275.5 million less than the amounts originally estimated. During 2005, claim reserve balances at December 31, 2004 ultimately settled for $114.2 million less than the amounts originally estimated. This $161.3 million change in the amounts incurred related to prior years for 2006 as compared to 2005 consisted of $106.2 million attributable to our Medicare and commercial lines of business, as well as $55.1 million attributable to our TRICARE line of business. Amounts attributable to our TRICARE line of business are discussed separately due to the additional variability and risk sharing provisions with the Department of Defense and subcontractors. As previously described, our key assumptions consist of trend factors and completion factors using an assumption of moderately adverse conditions. In our Medicare and commercial operations, both our trend factor and completion factor assumptions at December 31, 2005 ultimately developed favorable versus our original estimate primarily due to (1) the utilization of hospital and physician services during the latter half of 2005 ultimately being lower than estimated, (2) the impact of hurricanes in Florida and Louisiana in the second half of 2005 on both utilization of services and claims processing, (3) significant growth in our Medicare PFFS product, (4) reductions in receipt cycle times driven by an increase in electronic claims submissions, and (5) an increase in claim overpayment recovery levels versus our historical overpayment recovery rate. In our TRICARE line of business, both our trend factor and completion factor assumptions ultimately developed favorable versus our original estimate primarily due to the utilization of hospital and physician services during the latter half of 2005 ultimately being lower than estimated, changes in claim payment patterns resulting from fluctuations in claim inventory levels, and an increase in claim overpayment recovery levels versus our historical overpayment recovery rate.

During 2004, claim reserve balances at December 31, 2003 ultimately settled during 2004 for $93.5 million less than the amounts originally estimated. The $20.7 million change in the amounts incurred related to prior years for 2005 as compared to 2004 consisted of $16.3 million attributable to our TRICARE line of business and

$4.4 million attributable to our Medicare and commercial lines of business. In each of these lines of business, our trend factor assumptions at December 31, 2004 ultimately developed favorable versus our original estimate primarily due to the utilization of hospital and physician services during the latter half of 2004 ultimately being lower than originally estimated.

As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. An increase in the absolute dollar amount of redundancy over the last three years has resulted from the growth in our business, coupled with the application of consistent reserving practices. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for medical and other expenses payable.

Revenue Recognition

We generally establish one-year contracts with commercial employer groups, subject to cancellation by the employer group on 30-day written notice. Our Medicare contracts with the federal government renew annually while our Medicaid and TRICARE contracts with state and federal governments, respectively, are generally multi-year contracts subject to annual renewal provisions.

Our commercial contracts establish rates on a per member basis for each month of coverage. Our Medicare and Medicaid contracts also establish monthly rates per member. However, our Medicare contracts also have additional provisions as outlined in the following separate section.

Premium revenues and ASO fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for estimated changes in an employer’s enrollment and individuals that ultimately may fail to pay. Enrollment changes not yet reported by an employer group, an individual, or the government, also known as retroactive membership adjustments, are estimated based on available data and historical trends. We monitor the collectibility of specific accounts, the aging of receivables, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.

We bill and collect premium and ASO fee remittances from employer groups, the federal and state governments, and individual members monthly. Premium and ASO fee receivables are presented net of allowances for estimated uncollectible accounts and retroactive membership adjustments. Premiums and ASO fees received prior to the period members are entitled to receive services are recorded as unearned revenues.

Medicare Part D Provisions

On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts for providing prescription drug insurance coverage. We recognize premium revenues for providing this insurance coverage ratably over the term of our annual contract. Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. In addition, we receive and disburse amounts for portions of prescription drug costs for which we are not at risk, as described more fully below.

The risk corridor provisions compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premium revenues related to these risk corridor provisions based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in the consolidated balance sheets based on the expected settlement.

The estimate of the settlement associated with risk corridor provisions, which is not expected to be applied against the rigors of a final settlement with CMS until mid-2007, requires us to consider factors that may not be certain. These factors include some first year implementation issues such as member eligibility differences with CMS, as well as interpretations of CMS operational guidance. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net liability of $738.7 million at December 31, 2006.

Reinsurance and low-income cost subsidies represent reimbursements from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent reimbursements for CMS’s portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or claims expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period. Gross financing receipts were $2,002.5 million and gross financing withdrawals were $2,124.7 million during 2006. CMS subsidy activity recorded to the consolidated balance sheets at December 31, 2006 was $450.0 million to other current assets and $327.7 million to trade accounts payable and accrued expenses.

In order to allow plans offering enhanced benefits the maximum flexibility in designing alternative prescription drug coverage, CMS provided a demonstration payment option in lieu of the reinsurance subsidy for plans offering enhanced coverage, or coverage beyond CMS’s defined standard benefits. The demonstration payment option is an arrangement in which CMS pays a capitation amount to a plan for assuming the government’s portion of prescription drug costs in the catastrophic layer of coverage. The capitation amount represents a fixed monthly amount per member to provide prescription drug coverage in the catastrophic layer. We chose the demonstration payment option for all of our enhanced benefit plans. This capitation amount, derived from our annual bid submissions, is recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 6 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program.

Medicare Risk Adjustment Provisions

CMS has implemented a risk adjustment model which apportions premiums paid to all health plans according to health severity. The CMS risk adjustment model pays more for members with predictably higher costs, as more fully described on page 5. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. We do not have access to diagnosis data with respect to our stand-alone PDP members.

CMS has transitioned to the risk adjustment model while the old demographic model was phased out. The demographic model based the monthly premiums paid to health plans on factors such as age, sex and disability status. The monthly premium amount for each member is separately determined under both the risk adjustment and demographic model. These separate payment amounts are then blended according to the transition schedule. CMS transitioned to the risk adjustment model for Medicare Advantage plans as follows: 30% in 2004, 50% in 2005, 75% in 2006 and 100% in 2007. The stand-alone PDP payment methodology is based 100% on the risk adjustment model. As a result of this process and the phasing in of the risk adjustment model, as well as budget neutrality as described on page 5, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

TRICARE Contract

In 2006, TRICARE revenues represented 12% of total premiums and administrative services fees. The single TRICARE contract for the South Region includes multiple revenue generating activities and as such was evaluated under Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. We allocate the consideration to the various components based on the relative fair values of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) ASO fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health care services are provided. Administrative service fees are recognized as revenue in the period services are performed.

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

The TRICARE contract contains provisions to negotiate change orders. Change orders occur when we perform services or incur costs under the directive of the federal government that were not originally specified in our contract. Under federal regulations we may be entitled to an equitable adjustment to the contract price in these situations. Change orders may be negotiated and settled at any time throughout the year. We record revenue applicable to change orders when services are performed and these amounts are determinable and the collectibility is reasonably assured.

Investment Securities

Investment securities totaled $3,607.2 million, or 36% of total assets at December 31, 2006. Debt securities totaled $3,598.3 million, or 99% of this investment portfolio. More than 97% of our debt securities were of investment-grade quality, with an average credit rating of AA+ by S&P at December 31, 2006. Most of the debt securities that are below investment grade are rated at the higher end (BB or better) of the non-investment grade spectrum. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Duration is indicative of the relationship between changes in market value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our debt securities to changes in interest rates. However, actual market values may differ significantly from estimates based on duration. The average duration of our debt securities was approximately 3.3 years at December 31, 2006. Given that short term interest rates were higher than long term rates during most of 2006, cash was invested in cash equivalents instead of longer duration investment securities. Including cash equivalents, the average duration lowers to 2.2 years. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $117 million.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006, included the following:

	Less than 12 months		12 months or more		Total
2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$389,393	$(3,073)	$339,043	$(7,255)	$728,436	$(10,328)
Tax exempt municipal securities	533,409	(1,659)	501,129	(10,943)	1,034,538	(12,602)
Corporate and other securities	162,169	(846)	167,415	(2,978)	329,584	(3,824)
Mortgage-backed securities	184,394	(1,523)	72,449	(3,136)	256,843	(4,659)

Debt securities	1,269,365	(7,101)	1,080,036	(24,312)	2,349,401	(31,413)
Non-redeemable preferred stocks	7,959	(16)	—	—	7,959	(16)

Total investment securities	$1,277,324	$(7,117)	$1,080,036	$(24,312)	$2,357,360	$(31,429)

We regularly evaluate our investment securities for impairment. We consider factors affecting the issuer, factors affecting the industry the issuer operates within, and general debt and equity market trends. We consider the length of time an investment’s fair value has been below cost, the severity of the decline, the near term prospects for recovery to cost and our intent and ability to hold the investment until maturity or market recovery is realized. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value through a charge to earnings. The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our expectations; facts and circumstances factored into our assessment may change with the passage of time; or we may decide to subsequently sell the investment. The determination of whether a decline in the value of an investment is other than temporary requires us to exercise significant diligence and judgment. The discovery of new information and the passage of time can significantly change these judgments. The status of the general economic environment and significant changes in the national securities markets influence the determination of fair value and the assessment of investment impairment.

Unrealized losses at December 31, 2006 resulted from 425 positions out of a total of 758 positions held. Approximately 30% of the carrying value of our consolidated investment securities have been in an unrealized loss position greater than one year. Of these investment securities in an unrealized loss position longer than a year, approximately 97% are within 5% of recovering fair value up to cost. No single issue was below cost by more than 15%. The unrealized losses at December 31, 2006 primarily were caused by increases in interest rates. All issuers of securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

There were impairment losses of $0.2 million in 2006, and none in 2005 or 2004.

Goodwill and Long-lived Assets

At December 31, 2006, goodwill and other long-lived assets represented 19% of total assets and 64% of total stockholders’ equity.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that we not amortize goodwill to earnings, but instead that we test goodwill at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of medical (fully and self insured) and specialty. The Government segment’s three reporting units consist of Medicare, TRICARE and Medicaid. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are based primarily on an evaluation of future discounted cash flows under several scenarios. Outcomes from the discounted cash flow analysis were compared to other market approach valuation methodologies for reasonableness. We used a range of discount rates that correspond to a market-based weighted-average cost of capital. Key assumptions, including changes in membership, premium yields, medical cost trends and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss.

Long-lived assets consist of property and equipment and other finite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation or amortization for these assets. There were no impairment losses in 2006 or 2005. We recognized losses due to accelerated depreciation from changes in estimated useful life of $9.3 million in 2004. See Note 6 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The level of our pretax earnings is subject to market risk due to changes in investment income from our fixed income portfolio which is partially offset by both our debt position and the short-term duration of the fixed income investment portfolio.

We evaluated the impact on our investment income and debt expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our debt position as of December 31, 2006 and 2005. Our investment portfolio consists of cash, cash equivalents and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including, among others, unexpected changes of cash flow into and out of the portfolio, shifts in the asset mix between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points three times and have changed by less than 100 basis points six times. LIBOR was 5.36% at December 31, 2006.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
As of December 31, 2006
Investment portfolio	$(100,088)	$(66,422)	$(30,927)	$30,809	$61,808	$93,019
Debt	30,910	20,607	10,303	(10,303)	(20,607)	(30,910)

Total	$(69,178)	$(45,815)	$(20,624)	$20,506	$41,201	$62,109

As of December 31, 2005
Investment portfolio	$(54,167)	$(35,833)	$(17,331)	$17,375	$34,661	$52,924
Debt	33,842	22,561	11,281	(11,281)	(22,561)	(33,842)

Total	$(20,325)	$(13,272)	$(6,050)	$6,094	$12,100	$19,082

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,740,304	$732,016
Investment securities	3,192,273	2,354,904
Receivables, less allowance for doubtful accounts of $45,589 in 2006 and $32,557 in 2005:
Premiums	667,657	723,190
Administrative services fees	13,284	15,462
Securities lending collateral	627,990	47,610
Other	1,091,465	333,004

Total current assets	7,332,973	4,206,186

Property and equipment, net	545,004	484,412
Other assets:
Long-term investment securities	414,877	391,035
Goodwill	1,310,631	1,264,575
Other	524,011	523,406

Total other assets	2,249,519	2,179,016

Total assets	$10,127,496	$6,869,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$2,488,261	$1,909,682
Trade accounts payable and accrued expenses	1,626,658	560,550
Book overdraft	293,605	280,005
Securities lending payable	627,990	47,610
Unearned revenues	155,298	120,489
Current portion of long-term debt	—	301,254

Total current liabilities	5,191,812	3,219,590
Long-term debt	1,269,100	513,790
Other long-term liabilities	612,698	627,360

Total liabilities	7,073,610	4,360,740

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 182,947,691 shares issued in 2006 and 179,062,807 shares issued in 2005	30,491	29,843
Capital in excess of par value	1,357,077	1,235,888
Retained earnings	1,909,098	1,421,675
Accumulated other comprehensive (loss) income	(13,205)	24,832
Treasury stock, at cost, 16,314,151 shares in 2006 and 15,846,384 shares in 2005	(229,575)	(203,364)

Total stockholders’ equity	3,053,886	2,508,874

Total liabilities and stockholders’ equity	$10,127,496	$6,869,614

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2006	2005	2004
	(in thousands, except per share results)
Revenues:
Premiums	$20,729,182	$14,001,591	$12,689,432
Administrative services fees	341,211	259,437	272,796
Investment income	291,880	142,976	132,838
Other revenue	54,264	14,123	9,259

Total revenues	21,416,537	14,418,127	13,104,325

Operating expenses:
Medical	17,421,204	11,651,470	10,669,647
Selling, general and administrative	3,021,509	2,195,604	1,894,336
Depreciation and amortization	148,598	128,858	117,792

Total operating expenses	20,591,311	13,975,932	12,681,775

Income from operations	825,226	442,195	422,550
Interest expense	63,141	39,315	23,172

Income before income taxes	762,085	402,880	399,378
Provision for income taxes	274,662	106,150	129,431

Net income	$487,423	$296,730	$269,947

Basic earnings per common share	$2.97	$1.83	$1.68

Diluted earnings per common share	$2.90	$1.79	$1.66

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount

	(in thousands)
Balances, January 1, 2004	173,909	$28,984	$1,102,057	$854,998	$16,909	$(133,976)	$1,868,972
Comprehensive income:
Net income	—	—	—	269,947	—	—	269,947
Other comprehensive loss:
Net unrealized investment losses, net of $(243) tax	—	—	—	—	(383)	—	(383)

Comprehensive income							269,564
Common stock repurchases	—	—	—	—	—	(67,024)	(67,024)
Stock-based compensation	—	—	20,492	—	—	—	20,492
Restricted stock grants	37	6	—	—	—	—	6
Stock option exercises	2,099	350	29,613	—	—	—	29,963
Stock option and restricted stock tax benefit	—	—	2,275	—	—	—	2,275

Balances, December 31, 2004	176,045	29,340	1,154,437	1,124,945	16,526	(201,000)	2,124,248
Comprehensive income:
Net income	—	—	—	296,730	—	—	296,730
Other comprehensive income:
Net unrealized investment gains, net of $4,441 tax	—	—	—	—	8,306	—	8,306

Comprehensive income							305,036
Common stock repurchases	—	—	—	—	—	(2,364)	(2,364)
Stock-based compensation	—	—	30,153	—	—	—	30,153
Restricted stock grants	525	88	(83)	—	—	—	5
Restricted stock forfeitures	(16)	(3)	3	—	—	—	—
Stock option exercises	2,509	418	35,960	—	—	—	36,378
Stock option and restricted stock tax benefit	—	—	15,418	—	—	—	15,418

Balances, December 31, 2005	179,063	29,843	1,235,888	1,421,675	24,832	(203,364)	2,508,874
Comprehensive income:
Net income	—	—	—	487,423	—	—	487,423
Other comprehensive loss:
Net unrealized investment losses, net of $(20,853) tax	—	—	—	—	(34,608)	—	(34,608)

Comprehensive income							452,815
Adjustment to initially apply SFAS 158, net of $(2,064) tax	—	—	—	—	(3,429)	—	(3,429)
Common stock repurchases	—	—	—	—	—	(26,211)	(26,211)
Stock-based compensation	—	—	32,558	—	—	—	32,558
Restricted stock grants	728	121	—	—	—	—	121
Restricted stock forfeitures	(68)	(11)	8	—	—	—	(3)
Stock option exercises	3,225	538	49,982	—	—	—	50,520
Stock option and restricted stock tax benefit	—	—	38,641	—	—	—	38,641

Balances, December 31, 2006	182,948	$30,491	$1,357,077	$1,909,098	$(13,205)	$(229,575)	$3,053,886

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$487,423	$296,730	$269,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,598	128,858	117,792
Stock-based compensation	32,558	30,153	20,492
Loss (gain) on sale of property and equipment, net	1,153	152	(935)
Gain on sale of investment securities, net	(67,496)	(18,323)	(28,206)
Provision (benefit) for deferred income taxes	70,062	(39,007)	52,507
Provision for doubtful accounts	20,901	4,566	6,433
Changes in operating assets and liabilities excluding the effects of acquisitions:
Receivables	37,653	(161,314)	(51,058)
Other assets	(365,454)	(63,962)	3,991
Medical and other expenses payable	557,381	450,297	78,791
Other liabilities	734,718	25,617	56,678
Unearned revenues	29,870	(45,610)	(190,759)
Other	(655)	1,925	8,388

Net cash provided by operating activities	1,686,712	610,082	344,061

Cash flows from investing activities
Acquisitions, net of cash acquired	(28,062)	(402,844)	(141,810)
Purchases of property and equipment	(193,151)	(165,846)	(114,096)
Proceeds from sales of property and equipment	9,623	4,497	30,491
Purchases of investment securities	(4,269,221)	(3,717,916)	(4,106,210)
Maturities of investment securities	1,664,332	1,761,588	1,015,144
Proceeds from sales of investment securities	1,742,793	1,723,015	2,683,749
Change in securities lending collateral	(580,380)	30,230	8,651

Net cash used in investing activities	(1,654,066)	(767,276)	(624,081)

Cash flows from financing activities
Receipts from CMS contract deposits	2,002,451	—	—
Withdrawals from CMS contract deposits	(2,124,717)	—	—
Borrowings under credit agreement	550,000	494,000	—
Repayments under credit agreement	(300,000)	(294,000)	—
Proceeds from issuance of senior notes	498,545	—	—
Repayment of senior notes	(300,000)	—	—
Debt issue costs	(5,980)	—	(1,954)
Change in book overdraft	13,600	87,945	(26,994)
Change in securities lending payable	580,380	(30,230)	(8,651)
Common stock repurchases	(26,211)	(2,364)	(67,024)
Tax benefit from stock-based compensation	38,839	15,545	3,748
Proceeds from stock option exercises and other	48,735	38,235	29,570

Net cash provided by (used in) financing activities	975,642	309,131	(71,305)

Increase (decrease) in cash and cash equivalents	1,008,288	151,937	(351,325)
Cash and cash equivalents at beginning of year	732,016	580,079	931,404

Cash and cash equivalents at end of year	$1,740,304	$732,016	$580,079

Supplemental cash flow disclosures:
Interest payments	$66,579	$45,258	$30,779
Income tax payments, net	$160,233	$179,300	$51,086
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$63,961	$508,443	$243,422
Less: Fair value of liabilities assumed	(35,899)	(105,599)	(101,612)

Cash paid for acquired businesses, net of cash acquired	$28,062	$402,844	$141,810

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2006 revenues of $21.4 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We offer coordinated health insurance coverage and related services through a variety of traditional and consumer-choice plans for government-sponsored programs, employer groups, and individuals. We derived approximately 67% of our premiums and administrative services fees from contracts with the federal government in 2006. Under our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, we provide health and pharmacy insurance coverage for Medicare members in Florida, accounting for approximately 17% of our total premiums and administrative services fees in 2006. CMS is the federal government’s agency responsible for administering the Medicare program. Under a federal government contract with the Department of Defense, we provide health insurance coverage to TRICARE members, accounting for approximately 12% of our total premiums and administrative services fees in 2006.

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes two lines of business: medical (fully and self insured) and specialty. We identified our segments in accordance with the aggregation provisions of SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc. and subsidiaries that the Company controls. All significant intercompany balances and transactions have been eliminated.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. We have adjusted prior period amounts to reflect the effect of expensing stock awards under the modified retrospective application method of SFAS 123R as discussed in Note 11.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the impact of risk sharing provisions related to our

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

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

For the purpose of determining gross realized gains and losses, which are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. We regularly evaluate our investment securities for impairment. We consider factors affecting the issuer, factors affecting the industry the issuer operates within, and general debt and equity market trends. We consider the length of time an investment’s fair value has been below carrying value, the severity of the decline, the near term prospects for recovery to cost, and our intent and ability to hold the investment until maturity or market recovery is realized. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value through a charge to earnings.

We participate in a securities lending program to maximize investment income. We loan certain investment securities for short periods of time in exchange for collateral initially equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuates. The collateral, which may be in the form of cash or U.S. Government securities, is deposited by the borrower with an independent lending agent. Any cash collateral is invested by the lending agent according to our investment guidelines, primarily in cash equivalents or other liquid investments. Cash collateral is recorded on our consolidated balance sheets, along with a liability to reflect our obligation to return the collateral. Collateral received in the form of securities is not recorded in our consolidated balance sheets because we do not have the right to sell, pledge or otherwise reinvest securities collateral. Loaned securities continue to be carried as investment securities on the consolidated balance sheets. Revenue, net of related expense, is recorded as investment income.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables and Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our TRICARE contract with the federal government and our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions. Our Medicare contracts with CMS renew annually.

We bill and collect premium and administrative fee remittances from employer groups and members in our Medicare and individual products monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified reimbursement rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

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

Medicare Part D

On January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts for providing prescription drug insurance coverage. We recognize premium revenues for providing this insurance coverage ratably over the term of our annual contract. Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. In addition, receipts for reinsurance and low-income cost subsidies represent reimbursements of prescription drug costs for which we are not at risk.

The risk corridor provisions compare costs targeted in our bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premium revenues related to these risk corridor provisions based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in the consolidated balance sheets based on the expected settlement.

Reinsurance and low-income cost subsidies represent reimbursements from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent reimbursements for CMS’s portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or claims expense for these subsidies. Receipt and payment activity is accumulated

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.

For plans where we provide enhanced benefits and selected the alternative demonstration payment option in lieu of the reinsurance subsidy, we receive a monthly per member capitation amount from CMS determined from our annual bid submissions. The capitation amount we receive from CMS for assuming the government’s portion of prescription drug costs in the catastrophic layer of coverage is recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement.

See Note 5 for detail regarding amounts recorded to the consolidated balance sheets related to the risk corridor settlement and subsidies from CMS.

TRICARE

We account for the TRICARE South Region contract under EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and as such allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative service fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed. Our TRICARE South Region contract contains provisions to share the risk associated with financing the cost of health benefits with the federal government. We earn more revenue or incur additional costs based on the variance of actual health care costs versus a negotiated target cost. We defer the recognition of any contingent revenues for favorable variances until the amount is determinable and the collectibility is reasonably assured. We estimate and recognize contingent medical expense for unfavorable variances currently in our results of operations. We continually review the contingent medical expense estimates of future payments to the government for cost overruns and make necessary adjustments to our reserves.

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

ASO Fees

ASO fees are recognized as income in the period services are performed. ASO fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded groups. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, most ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. Accordingly, we have recorded premiums and medical expenses related to these stop loss arrangements.

Premium and ASO fee receivables are shown net of allowances for estimated uncollectible accounts and retroactive membership adjustments. Premiums and ASO fees received prior to the service period are recorded as unearned revenues.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Revenue

Other revenues primarily relate to an in-house mail order pharmacy operation. These revenues are recognized in connection with the shipment of the prescriptions.

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

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, requires that we not amortize goodwill to earnings, but instead requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is one level below our Commercial and Government segments. The Commercial segment’s two reporting units consist of medical (fully and self insured) and

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specialty. The Government segment’s three reporting units consist of Medicare, TRICARE and Medicaid. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

SFAS 142 requires a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2006, 2005 and 2004 did not result in an impairment loss.

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

Medical and Other Expenses Payable and Medical Cost Recognition

Medical costs include claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in the consolidated balance sheets.

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

We reassess the profitability of our contracts for providing health insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of expected future medical costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract without consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. There were no premium deficiency liabilities recorded at December 31, 2006 and 2005. Because the majority of our member contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

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

Income Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. We also recognize the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years’ tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes.

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

Derivative Financial Instruments

We use interest rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. Our interest rate swap agreements convert the fixed interest rates on our senior notes to a variable rate and are accounted for as fair value hedges. Our interest rate swap agreements are more fully described in Note 10.

Stock-Based Compensation

We recognize stock-based compensation expense, as determined on the date of grant at fair value, over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock awards using the Black-Scholes option-pricing model. In addition, we report certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. Additional detail regarding our stock-based compensation plans is included in Note 11.

Earnings Per Common Share

We compute basic earnings per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the treasury stock method.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which became effective for us beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. We adopted SFAS 158 prospectively in the fourth quarter of 2006 for the year ending December 31, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and revises certain disclosure requirements. The benefit obligation is defined as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for any other postretirement benefit plan, such as a retiree health care plan. The adoption of SFAS 158 did not have a material impact on our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 157, however, we do not expect the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

3. ACQUISITIONS

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of $67.5 million, including a $1.7 million contingent purchase price settlement paid in January 2007. This acquisition strengthens our position in the Kentucky market. The fair value of net tangible assets acquired of $20.0 million primarily consisted of cash and cash equivalents. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $47.5 million. We allocated this excess purchase price to other intangible assets of $12.2 million and associated deferred tax liabilities of $4.6 million, and non-deductible goodwill of $39.9 million. The other intangible assets, which primarily consist of customer contracts, have a weighted average useful life of 6.8 years. We used an independent third party valuation specialist firm to assist us in evaluating the fair value of assets acquired.

On December 20, 2005, our Commercial segment acquired Corphealth, Inc., or Corphealth, a behavioral health care management company, for cash consideration of $54.0 million.

On February 16, 2005, our Government segment acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company, for cash consideration of $444.9 million.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2004, we acquired Ochsner Health Plan, or Ochsner, from the Ochsner Clinic Foundation for $157.1 million in cash.

During 2006, we paid $5.8 million in contingent purchase price settlements related to the Corphealth, CarePlus, and Ochsner acquisitions.

The results of operations and financial condition of CHA Health, Corphealth, CarePlus, and Ochsner have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. The pro forma financial information assuming the acquisition of CHA Health had occurred as of the beginning of each respective period was not material to our results of operations. The pro forma financial information presented below assumes that the acquisitions of Corphealth, CarePlus and Ochsner had occurred as of the beginning of each respective period. The pro forma adjustments include the pro forma effect of amortization of other intangible assets arising from the purchase price allocation and interest expense related to the assumed financing of the cash purchase price and the associated income tax effects of the pro forma adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Corphealth, CarePlus and Ochsner acquisitions been consummated at the beginning of the respective periods.

	For the year ended December 31,
	2005(1)	2004(2)
	(in thousands, except per share results)
Revenues	$14,500,064	$13,786,237
Net income	$301,198	$293,362
Earnings per common share:
Basic	$1.86	$1.83
Diluted	$1.82	$1.80

(1)	This period includes the pro forma impact of Corphealth for approximately 11.5 months and CarePlus for approximately 1.5 months.
(2)	This period includes the pro forma impact of Corphealth and CarePlus for 12 months and Ochsner for 3 months.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES

Investment securities classified as current assets were as follows at December 31, 2006 and 2005:

	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$843,798	$2,029	$(8,539)	$837,288	$791,322	$84	$(9,729)	$781,677
Tax exempt municipal securities	1,331,894	3,200	(11,462)	1,323,632	971,330	1,112	(11,637)	960,805
Corporate and other securities	459,888	1,258	(3,559)	457,587	422,127	566	(9,182)	413,511
Mortgage-backed securities	566,748	4,137	(4,355)	566,530	105,859	142	(2,761)	103,240
Redeemable preferred stocks	—	—	—	—	19,668	52,285	(289)	71,664

Debt securities	3,202,328	10,624	(27,915)	3,185,037	2,310,306	54,189	(33,598)	2,330,897
Non-redeemable preferred stocks	7,251	—	(15)	7,236	24,237	13	(243)	24,007

Investment securities	$3,209,579	$10,624	$(27,930)	$3,192,273	$2,334,543	$54,202	$(33,841)	$2,354,904

Investment securities classified as long-term assets were as follows at December 31, 2006 and 2005:

	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$156,770	$63	$(1,789)	$155,044	$174,397	$36	$(2,542)	$171,891
Tax exempt municipal securities	106,453	90	(1,140)	105,403	96,875	119	(1,123)	95,871
Corporate and other securities	108,004	120	(265)	107,859	73,562	88	(617)	73,033
Mortgage-backed securities	27,684	116	(304)	27,496	11,104	—	(206)	10,898
Redeemable preferred stocks	12,741	4,750	—	17,491	14,552	23,728	(49)	38,231

Debt securities	411,652	5,139	(3,498)	413,293	370,490	23,971	(4,537)	389,924
Non-redeemable preferred stocks	724	—	(1)	723	—	—	—	—
Common stocks	861	—	—	861	1,111	—	—	1,111

Equity securities	1,585	—	(1)	1,584	1,111	—	—	1,111

Long-term investment securities	$413,237	$5,139	$(3,499)	$414,877	$371,601	$23,971	$(4,537)	$391,035

Long-term investment securities with a fair value of $99.1 million at December 31, 2006 and $93.5 million at December 31, 2005 were on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulations.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2006 and 2005:

	Less than 12 months		12 months or more		Total
2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$389,393	$(3,073)	$339,043	$(7,255)	$728,436	$(10,328)
Tax exempt municipal securities	533,409	(1,659)	501,129	(10,943)	1,034,538	(12,602)
Corporate and other securities	162,169	(846)	167,415	(2,978)	329,584	(3,824)
Mortgage-backed securities	184,394	(1,523)	72,449	(3,136)	256,843	(4,659)

Debt securities	1,269,365	(7,101)	1,080,036	(24,312)	2,349,401	(31,413)
Non-redeemable preferred stocks	7,959	(16)	—	—	7,959	(16)

Total investment securities	$1,277,324	$(7,117)	$1,080,036	$(24,312)	$2,357,360	$(31,429)

	Less than 12 months		12 months or more		Total
2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$611,683	$(3,790)	$272,176	$(8,481)	$883,859	$(12,271)
Tax exempt municipal securities	470,477	(4,846)	258,825	(7,914)	729,302	(12,760)
Corporate and other securities	248,016	(4,932)	131,166	(4,867)	379,182	(9,799)
Mortgage-backed securities	51,921	(742)	36,987	(2,225)	88,908	(2,967)
Redeemable preferred stocks	—	—	6,862	(338)	6,862	(338)

Debt securities	1,382,097	(14,310)	706,016	(23,825)	2,088,113	(38,135)
Non-redeemable preferred stocks	4,409	(37)	5,477	(206)	9,886	(243)

Total investment securities	$1,386,506	$(14,347)	$711,493	$(24,031)	$2,097,999	$(38,378)

Unrealized losses at December 31, 2006 resulted from 425 positions out of a total of 758 positions held. Approximately 30% of the carrying value of our investment securities have been in an unrealized loss position greater than one year. Of these investment securities in an unrealized loss position longer than a year, approximately 97% are within 5% of recovering fair value up to cost. No single issue was below cost by more than 15%. The unrealized losses at December 31, 2006 primarily were caused by increases in interest rates. All issuers of securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

The contractual maturities of debt securities available for sale at December 31, 2006, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$262,925	$262,354
Due after one year through five years	1,064,931	1,055,582
Due after five years through ten years	628,358	624,094
Due after ten years	1,657,766	1,656,300

Total debt securities	$3,613,980	$3,598,330

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross realized investment gains were $82.0 million in 2006, $21.8 million in 2005, and $36.6 million in 2004. Gross realized gains included gains from the sale of venture capital investments of $76.2 million in 2006, $5.7 million in 2005, and $16.0 million in 2004.

Gross realized investment losses were $13.6 million in 2006, $3.5 million in 2005, and $8.4 million in 2004. There were impairment losses of $0.2 million in 2006, and none in 2005 or 2004.

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. As of December 31, 2006, investment securities with a fair value of $618.3 million were on loan. Net investment income earned on securities lending transactions was $1.1 million in 2006 and $0.2 million in 2005 and 2004.

5. MEDICARE PART D

As discussed in Note 2, on January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. Other current assets and trade accounts payable and accrued expenses in the accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2006:

	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$18,365	$449,984
Trade accounts payable and accrued expenses	(757,084)	(327,718)

Net (liability) asset	$(738,719)	$122,266

6. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Land	$15,912	$16,699
Buildings	291,437	278,405
Equipment and computer software	1,080,093	936,463
Assets held for sale	3,645	9,786

	1,391,087	1,241,353
Accumulated depreciation	(846,083)	(756,941)

Property and equipment, net	$545,004	$484,412

Depreciation expense was $128.6 million in 2006, $105.1 million in 2005, and $107.3 million in 2004. Depreciation expense in 2004 included the impact of accelerating depreciation related to abandoned software more fully described below.

Accelerated Depreciation in 2004

After finalizing plans during the third quarter of 2004 to abandon some enrollment software by December 31, 2004, we reduced the estimated useful life of the software effective July 1, 2004. Accordingly, we

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accelerated the depreciation of the remaining software balance. The change in the useful life increased depreciation expense during 2004 by approximately $9.3 million ($5.7 million after tax), all of which was allocated to the Commercial segment.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2006 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2005	$741,260	$523,315	$1,264,575
CHA acquisition	39,912	—	39,912
Contingent purchase price settlements related to:
Prior years acquisitions	1,329	4,815	6,144

Balance at December 31, 2006	$782,501	$528,130	$1,310,631

Other intangible assets primarily relate to acquired subscriber contracts and are included with other long-term assets in the consolidated balance sheets. Amortization expense for other intangible assets was approximately $20.0 million in 2006, $23.8 million in 2005 and $10.5 million in 2004. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2007	$16,989
2008	$14,076
2009	$10,096
2010	$9,511
2011	$9,440

The following table presents details of our other intangible assets included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2006 and 2005:

	Weighted Average Life	2006			2005
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Subscriber contracts	10.2 yrs	$114,944	$36,449	$78,495	$103,251	$18,483	$84,768
Provider contracts	14.5 yrs	11,500	2,012	9,488	10,300	1,202	9,098
Licenses and other	16.7 yrs	11,602	3,929	7,673	12,890	2,741	10,149

Total other intangible assets	11.0 yrs	$138,046	$42,390	$95,656	$126,441	$22,426	$104,015

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. MEDICAL AND OTHER EXPENSES PAYABLE

Activity in medical and other expenses payable was as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Balances at January 1	$1,909,682	$1,422,010	$1,272,156
Acquisitions	21,198	37,375	71,063
Incurred related to:
Current year	17,696,654	11,765,662	10,763,105
Prior years	(275,450)	(114,192)	(93,458)

Total incurred	17,421,204	11,651,470	10,669,647

Paid related to:
Current year	(15,532,079)	(9,979,449)	(9,504,331)
Prior years	(1,331,744)	(1,221,724)	(1,086,525)

Total paid	(16,863,823)	(11,201,173)	(10,590,856)

Balances at December 31	$2,488,261	$1,909,682	$1,422,010

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

As summarized in the previous table, claim reserve balances at December 31, 2005 ultimately settled during 2006 for $275.5 million less than the amounts originally estimated. During 2005, claim reserve balances at December 31, 2004 ultimately settled for $114.2 million less than the amounts originally estimated. This $161.3 million change in the amounts incurred related to prior years for 2006 as compared to 2005 consisted of $106.2 million attributable to our Medicare and commercial lines of business, as well as $55.1 million attributable to our TRICARE line of business. Amounts attributable to our TRICARE line of business are discussed separately due to the additional variability associated with this business and risk sharing provisions with the Department of Defense and subcontractors as further described below. The favorable development experienced in our Medicare and commercial operations primarily was due to (1) the utilization of hospital and physician services during the latter half of 2005 ultimately being lower than estimated, (2) the impact of hurricanes in Florida and Louisiana in the second half of 2005 on both utilization of services and claims processing, (3) significant growth in our Medicare PFFS product, (4) reductions in receipt cycle times driven by an increase in electronic claims submissions, and (5) an increase in claim overpayment recovery levels versus our historical overpayment recovery rate. The favorable development experienced in our TRICARE line of business primarily was due to the utilization of hospital and physician services during the latter half of 2005 ultimately being lower than estimated, changes in claim payment patterns resulting from fluctuations in claim inventory levels, and an increase in claim overpayment recovery levels versus our historical overpayment recovery rate.

During 2004, claim reserve balances at December 31, 2003 ultimately settled during 2004 for $93.5 million less than the amounts originally estimated. The $20.7 million change in the amounts incurred related to prior years for 2005 as compared to 2004 consisted of $16.3 million attributable to our TRICARE line of business and $4.4 million attributable to our Medicare and commercial lines of business. In each of these lines of business, the favorable development primarily was due to the utilization of hospital and physician services during the latter half of 2004 ultimately being lower than originally estimated.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain of our Medicare Advantage and Medicaid members are also under risk-sharing arrangements with providers. Accordingly, the impact of changes in estimates for prior year medical claims payable on our results of operations that are attributable to our Medicare and Medicaid lines of business may also be significantly reduced, whether positive or negative.

9. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Current provision:
Federal	$192,878	$127,653	$73,280
States and Puerto Rico	11,722	17,504	3,644

Total current provision	204,600	145,157	76,924
Deferred provision (benefit)	70,062	(39,007)	52,507

Provision for income taxes	$274,662	$106,150	$129,431

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2006, 2005 and 2004 due to the following:

	2006	2005	2004
	(in thousands)
Income tax provision at federal statutory rate	$266,730	$141,008	$139,782
States, net of federal benefit and Puerto Rico	18,301	13,169	13,361
Tax exempt investment income	(15,713)	(11,917)	(12,700)
Capital loss valuation allowance	—	(5,198)	(6,855)
Contingent tax reserves (benefits)	1,570	(27,365)	(6,409)
Examination settlements	—	(3,518)	—
Other, net	3,774	(29)	2,252

Provision for income taxes	$274,662	$106,150	$129,431

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

Changes in the capital loss valuation allowance in 2005 and 2004 resulted from our regular evaluation of probable capital gain realization in the allowable carryforward period given our recent and historical capital gain experience and the consideration of alternative tax planning strategies. The capital loss carryforward expired on December 31, 2005. As such, the remaining unused deferred tax asset and associated allowance were written off.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2006 and 2005 were as follows:

	Assets (Liabilities)
	2006	2005
	(in thousands)
Investment securities	$5,891	$(14,963)
Depreciable property and intangible assets	(138,593)	(133,672)
Medical and other expenses payable	37,969	44,971
Unearned revenues	7,618	5,718
Professional liability risks	13,866	13,650
Stock-based awards	40,453	39,452
Net operating loss carryforwards	10,810	11,987
Prepaid expenses and other accruals	(26,600)	25,120

Total net deferred income tax liabilities	$(48,586)	$(7,737)

Amounts recognized in the consolidated balance sheets:
Other current assets	$29,467	$68,510
Other long-term liabilities	(78,053)	(76,247)

Total net deferred income tax liabilities	$(48,586)	$(7,737)

At December 31, 2006, we had approximately $28.7 million of net operating losses to carryforward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2007 through 2020. Based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

10. DEBT

Long-term debt outstanding was as follows at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Long-term debt:
6.45% senior, unsecured notes due 2016, net of unamortized discount of $1,393 at December 31, 2006	$498,607	$—
6.30% senior, unsecured notes due 2018, net of unamortized discount of $665 at December 31, 2006 and $724 at December 31, 2005	299,335	299,276
7.25% senior, unsecured notes due 2006, net of unamortized discount of $86 at December 31, 2005	—	299,914
Fair value of interest rate swap agreements	18,093	6,084
Deferred gain from interest rate swap exchange	—	6,131

Total senior notes	816,035	611,405
Credit agreement	450,000	200,000
Other long-term borrowings	3,065	3,639

Total debt	1,269,100	815,044
Less: Current portion of long-term debt	—	301,254

Total long-term debt	$1,269,100	$513,790

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

In May 2006, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the discount and cost of the offering, were $494.3 million. We used the proceeds from the offering for the repayment of the outstanding balance under our credit agreement, which at the time of the issuance was $200 million, and the repayment of $300 million of 7.25% senior notes which matured on August 1, 2006.

Swap Agreements

In order to hedge the risk of changes in the fair value of all our senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements exchange the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. At December 31, 2006, the weighted average effective interest rate for all of our senior notes was 6.25%.

The interest rate swap agreements, which have the same critical terms as our senior notes, are designated as fair value hedges. Changes in the fair value of the senior notes and the swap agreements due to changing interest rates are assumed to offset each other completely, resulting in no impact to earnings from hedge ineffectiveness. Our swap agreements are recognized in our consolidated balance sheets at fair value with an equal and offsetting adjustment to the carrying value of our senior notes. The fair value of our interest rate swap agreements are estimated based on quoted market prices of comparable agreements, and reflect the amounts we would receive (or pay) to terminate the agreements at the reporting date.

At December 31, 2006, the fair value of all our swap agreements was in our favor by $18.1 million and included in other long-term assets. Likewise, the carrying values of all of our senior notes have been increased $18.1 million to reflect their fair values. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

In June 2003, we recorded a deferred gain and received proceeds of $31.6 million in exchange for new swap agreements related to our 7.25% senior notes. The corresponding deferred swap gain of $31.6 million was being amortized to reduce interest expense over the remaining term of the 7.25% senior notes which matured August 1, 2006. Amortization of the deferred swap gain reduced interest expense by $6.1 million in 2006, $10.2 million in 2005, and $9.8 million in 2004.

Credit Agreement

On July 14, 2006, we replaced our existing 5-year $600 million unsecured revolving credit agreement with a 5-year $1.0 billion unsecured revolving credit agreement. We entered into the credit agreement for general corporate purposes. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $1 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option. The credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth and a maximum leverage ratio.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, we had $450 million of borrowings under the credit agreement outstanding at an interest rate of 5.73%. In addition, we have outstanding letters of credit of $3.4 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of December 31, 2006, we had $546.6 million of remaining borrowing capacity under the credit agreement. We have other relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $3.1 million at December 31, 2006 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

11. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $56.0 million in 2006, $42.9 million in 2005, and $37.6 million in 2004, all of which was funded currently to the extent it was deductible for federal income tax purposes. Based on the year end closing stock price of $55.31, approximately 26% of the retirement and savings plan’s assets were invested in our common stock representing 3% of the shares outstanding as of December 31, 2006. Through December 31, 2006, the Company match was invested in the Humana common stock fund. However, a participant could reinvest any funds, including the Company match in the Humana common stock fund, in any other plan investment option at any time. Beginning January 1, 2007, the Company match in cash is invested in the same way as a participant’s contributions to the plan as directed by the participant.

Severance Benefits

We provide severance and related employee benefits based upon our existing employee benefit plans and policies. Severance benefits are generally determined based on years of service and salary. We accrue severance benefits when payment is probable and reasonably estimable in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The cost of this benefit amounted to approximately $2.7 million in 2006, $0.7 million in 2005 and $15.5 million in 2004. Severance is paid bi-weekly resulting in payments in periods subsequent to termination. We continually review estimates of future payments for probable severance benefits and make necessary adjustments to our liability for severance benefits.

Stock-Based Compensation

We have plans under which options to purchase our common stock and restricted stock awards have been granted to executive officers, directors, key employees and consultants. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise,

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation awards are settled with authorized but unissued company stock. The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)
Stock-based compensation expense by type:
Stock options	$18,025	$24,304	$19,648
Restricted stock awards	14,533	5,849	844

Total stock-based compensation expense	32,558	30,153	20,492
Tax benefit recognized	(12,028)	(11,337)	(7,971)

Stock-based compensation expense, net of tax	$20,530	$18,816	$12,521

A greater proportion of the awards granted to employees, excluding executive officers, during 2006 were restricted stock awards as opposed to stock options when compared to grants made in prior years.

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $47.8 million in 2006, $22.3 million in 2005, and $9.0 million in 2004. There was no capitalized stock-based compensation expense.

Beginning April 2006, the stock plans provide that one restricted share is equivalent to 1.7 stock options. At December 31, 2006, there were 19,559,951 shares reserved for stock award plans, including 12,190,484 shares of common stock available for future grants assuming all stock options or 7,170,873 shares available for future grants assuming all restricted shares.

Stock Options

Stock options are granted with an exercise price equal to the average market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define average market value as the average of the highest and lowest stock prices reported by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 to 10 years after grant. Upon grant, stock options are assigned a fair value based on the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the total requisite service period, generally the total vesting period, for the entire award.

The weighted average fair value of each option granted during 2006, 2005, and 2004 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted average assumptions indicated below:

	2006	2005	2004
Weighted average fair value at grant date	$19.10	$12.93	$9.95
Expected option life (years)	4.8	5.0	6.0
Expected volatility	31.6%	37.2%	44.6%
Risk-free interest rate	4.6%	3.9%	3.4%
Dividend yield	None	None	None

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The volatility used to value employee stock options is based on historical volatility. We calculate historical volatility using a simple average calculation methodology based on daily price intervals as measured over the expected term of the option. We have consistently applied this methodology since our adoption of the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. The decrease in the historical volatility used to value our employee stock options is due to changes in the stock price pattern over the past several years.

We base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term.

Activity for our option plans was as follows for the year ended December 31, 2006:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2005	9,661,758	$19.50
Granted	1,004,412	54.16
Exercised	(3,225,064)	15.24
Forfeited	(154,695)	21.28
Expired	(400)	32.70

Options outstanding at December 31, 2006	7,286,011	$26.12

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value ($000)(1)
Options exercisable at December 31, 2006	3,850,609	$17.35	4.9 Years	$38.03	$146,455
Options vested and expected to vest at December 31, 2006(2)	7,235,837	$26.00	5.2 Years	$29.42	$212,883

(1)	Computed based upon the amount by which the fair market value of our common stock at December 29, 2006 of $55.38 per share exceeded the weighted average exercise price.
(2)	We began estimating forfeitures under SFAS 123R upon adoption on January 1, 2006.

The total intrinsic value of stock options exercised during 2006 was $133.7 million, compared with $57.8 million during 2005 and $18.9 million during 2004. Cash received from stock option exercises for the years ended December 31, 2006, 2005, and 2004 totaled $49.2 million, $36.4 million, and $30.0 million, respectively.

Total compensation expense related to nonvested options not yet recognized was $19.3 million at December 31, 2006. We expect to recognize this compensation expense over a weighted average period of approximately 1.7 years.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally three years from the date of grant.

The weighted average grant date fair value of our restricted stock awards was $54.36, $32.81, and $24.77 for the years ended December 31, 2006, 2005, and 2004, respectively. Activity for our restricted stock awards was as follows for the year ended December 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2005	489,300	$32.92
Granted	728,307	54.36
Vested	(41,665)	54.02
Forfeited	(68,487)	38.82

Nonvested restricted stock at December 31, 2006	1,107,455	$45.86

The fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $2.3 million, $0.6 million, and $0.6 million, respectively. Total compensation expense related to nonvested restricted stock awards not yet recognized was $26.9 million at December 31, 2006. We expect to recognize this compensation expense over a weighted average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.

Restrospective Application

We adopted SFAS 123R effective January 1, 2006. In accordance with the modified retrospective application method, we have adjusted previously reported results to reflect the effect of expensing stock awards. The cumulative effect adjustment for a change in accounting principle relating to the estimate of forfeitures on all unvested awards at January 1, 2006 was immaterial and is included in compensation expense for the year ended December 31, 2006. The following table illustrates the effect of the retrospective application on the beginning balances of the specified balance sheet accounts as if the fair value method described in SFAS 123R had been applied to all prior years for which the original provisions of SFAS 123 were effective.

	As of December 31, 2005	As of December 31, 2004
	(in thousands)
Other long-term liabilities (net deferred tax liability), before adoption	$662,129	$604,229
Adjustment for SFAS 123	(34,769)	(34,124)

Other long-term liabilities (net deferred tax liability), after adoption	$627,360	$570,105

Capital in excess of par value, before adoption	$1,098,117	$1,017,156
Adjustment for SFAS 123	137,771	137,281

Capital in excess of par value, after adoption	$1,235,888	$1,154,437

Retained earnings, before adoption	$1,538,306	$1,229,823
Adjustment for SFAS 123	(116,631)	(104,878)

Retained earnings, after adoption	$1,421,675	$1,124,945

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the retrospective adoption of SFAS 123R on the consolidated statements of income and cash flows for the years presented is as follows:

	For the years ended December 31,
	2005	2004
	(in thousands, except per share results)
Income from operations, before adoption	$461,029	$439,022
Adjustment for SFAS 123	(18,834)	(16,472)

Income from operations, after adoption	$442,195	$422,550

Income before income taxes, before adoption	$421,714	$415,850
Adjustment for SFAS 123	(18,834)	(16,472)

Income before income taxes, after adoption	$402,880	$399,378

Net income, before adoption	$308,483	$280,012
Adjustment for SFAS 123	(11,753)	(10,065)

Net income, after adoption	$296,730	$269,947

Basic earnings per common share, before adoption	$1.91	$1.75
Adjustment for SFAS 123	(0.08)	(0.07)

Basic earnings per common share, after adoption	$1.83	$1.68

Diluted earnings per common share, before adoption	$1.87	$1.72
Adjustment for SFAS 123	(0.08)	(0.06)

Diluted earnings per common share, after adoption	$1.79	$1.66

Net cash provided by operating activities, before adoption	$625,627	$347,809
Adjustment for SFAS 123	(15,545)	(3,748)

Net cash provided by operating activities, after adoption	$610,082	$344,061

Net cash provided by (used in) financing activities, before adoption	$293,586	$(75,053)
Adjustment for SFAS 123	15,545	3,748

Net cash provided by (used in) financing activities, after adoption	$309,131	$(71,305)

12. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands, except per share results)
Net income available for common stockholders	$487,423	$296,730	$269,947

Weighted average outstanding shares of common stock used to compute basic earnings per common share	164,137	161,714	160,421
Dilutive effect of:
Employee stock options	3,542	3,751	2,448
Restricted stock awards	317	95	36

Shares used to compute diluted earnings per common share	167,996	165,560	162,905

Basic earnings per common share	$2.97	$1.83	$1.68

Diluted earnings per common share	$2.90	$1.79	$1.66

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options to purchase 854,379 shares in 2006, 826,587 shares in 2005, and 2,865,166 shares in 2004 were anti-dilutive and, therefore, were not included in the computations of diluted earnings per common share.

13. STOCKHOLDERS’ EQUITY

Stock Repurchases

During 2006, we acquired 467,767 of our common shares in connection with employee stock plans at an aggregate cost of $26.2 million, or an average of $56.03 per share.

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

As of December 31, 2006, we maintained aggregate statutory capital and surplus of $2,066.0 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $1,430.3 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at December 31, 2006, each of our subsidiaries would be in substantial compliance and we would have $516.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements.

14. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2017. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an administrative expense, for all operating leases was as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Rent expense	$104,711	$81,357	$78,222
Sublease rental income	(10,442)	(11,192)	(11,291)

Net rent expense	$94,269	$70,165	$66,931

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual minimum payments due subsequent to December 31, 2006 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
For the years ending December 31:
2007	$88,196	$(1,988)	$86,208
2008	66,974	(774)	66,200
2009	50,217	(173)	50,044
2010	41,103	—	41,103
2011	23,021	—	23,021
Thereafter	15,368	—	15,368

Total	$284,879	$(2,935)	$281,944

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $27.4 million in 2007, $14.5 million in 2008, $3.7 million in 2009, $2.8 million in 2010 and $1.3 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any SPE transactions.

Guarantees and Indemnifications

Our operating lease of an airplane, which expires January 1, 2010, provides for a residual value payment of no more than $4.8 million at the end of the lease term. At the end of the term, we have the right to exercise a purchase option for $8.9 million or the airplane can be sold to a third party. The residual value payment will be reduced by the net sales proceeds in excess of $4.2 million from the sale of the airplane to a third party.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Government Contracts

Our Medicare business, which accounted for approximately 55% of our total premiums and ASO fees for the year ended December 31, 2006, primarily consisted of products covered under the Medicare Advantage and stand-alone PDP contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2007.

Our TRICARE business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2006, primarily consisted of the South Region contract. The 5-year South Region contract is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2006, the South Region contract was extended into the third option period, which runs from April 1, 2006 to March 31, 2007. We have received a notice from the government of its intent to renew the fourth option period. The 5-year South Region contract expires March 31, 2009. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the third option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 3% of our total premiums and ASO fees for the year ended December 31, 2006, consisted of contracts in Puerto Rico and Florida. Our Medicaid contracts with the Puerto Rico Health Insurance Administration accounted for approximately 2% of our total premium and ASO fees for the year ended December 31, 2006. We currently are operating under the terms of our contracts that expired October 31, 2006. Due to several ongoing and unresolved issues with the program, the government of Puerto Rico has decided to delay the bid process for new contracts. We currently are working with the Puerto Rico Health Insurance Administration regarding terms and rates which is expected to result in an extension of the existing contracts through September 30, 2007. There is no assurance that the Puerto Rico Health Insurance Administration will request such an extension, and we are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. SEGMENT INFORMATION

We manage our business with two segments: Government and Commercial. The Government segment consists of members enrolled in government-sponsored programs, and includes three lines of business: Medicare, TRICARE, and Medicaid. The Commercial segment consists of members enrolled in products marketed to employer groups and individuals, and includes two lines of business: medical (fully and self insured) and specialty. We identified our segments in accordance with the aggregation provisions of SFAS 131, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment results were as follows for the years ended December 31, 2006, 2005, and 2004:

	Government Segment
	2006	2005	2004
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$8,499,064	$4,590,362	$3,086,598
Medicare stand-alone PDP	3,050,304	—	—

Total Medicare	11,549,368	4,590,362	3,086,598
TRICARE	2,543,930	2,407,653	2,127,595
Medicaid	520,520	548,714	511,193

Total premiums	14,613,818	7,546,729	5,725,386
Administrative services fees	49,442	50,059	106,764
Investment and other income	117,858	21,123	26,261

Total revenues	14,781,118	7,617,911	5,858,411

Operating expenses:
Medical	12,424,047	6,272,045	4,825,064
Selling, general and administrative	1,730,243	963,354	715,299
Depreciation and amortization	85,071	56,310	44,488

Total operating expenses	14,239,361	7,291,709	5,584,851

Income from operations	541,757	326,202	273,560
Interest expense	27,912	9,526	4,497

Income before income taxes	$513,845	$316,676	$269,063

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 67% for 2006, 51% for 2005 and 43% for 2004.

	Commercial Segment
	2006	2005	2004
	(in thousands)
Revenues:
Premiums:
Fully insured:
PPO	$3,684,442	$3,635,347	$3,786,501
HMO	2,019,936	2,432,768	2,827,981

Total fully insured	5,704,378	6,068,115	6,614,482
Specialty	410,986	386,747	349,564

Total premiums	6,115,364	6,454,862	6,964,046
Administrative services fees	291,769	209,378	166,032
Investment and other income	228,286	135,976	115,836

Total revenues	6,635,419	6,800,216	7,245,914

Operating expenses:
Medical	4,997,157	5,379,425	5,844,583
Selling, general and administrative	1,291,266	1,232,250	1,179,037
Depreciation and amortization	63,527	72,548	73,304

Total operating expenses	6,351,950	6,684,223	7,096,924

Income from operations	283,469	115,993	148,990
Interest expense	35,229	29,789	18,675

Income before income taxes	$248,240	$86,204	$130,315

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reinsurance agreement between two entities transfers the underwriting risk of policyholder liabilities to a reinsurer; while the primary insurer retains the contractual relationship with the ultimate insured. As such, these reinsurance agreements do not completely relieve us of our potential liability to the ultimate insured. However, given the transfer of underwriting risk, our potential liability is limited to the credit exposure which exists should the reinsurer be unable to meet its obligations assumed under these reinsurance agreements.

Given that all policies are 100% reinsured by third parties, the following amounts pertaining to the reinsurance agreements had no effect on our results of operations. Premiums ceded were $15.7 million in 2006, $21.7 million in 2005, and $30.0 million in 2004. Liabilities, included in other long-term liabilities, and related reinsurance recoverables, included in other long-term assets, in the accompanying consolidated balance sheets under these coinsurance agreements were $242.7 million at December 31, 2006 and $253.4 million at December 31, 2005.

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2006 presented below:

Reinsurer	Total Recoverable	Rating(a)
	(in thousands)
Protective Life Insurance Company	$222,639	A+ (superior)
All others	20,080	A to A- (excellent)

	$242,719

(a)	Ratings are published by A.M. Best Company Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Humana Inc.:

We have completed integrated audits of Humana Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in accordance with the modified retrospective method effective January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 23, 2007

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2006 and 2005 follows:

	2006
	First	Second(a)	Third	Fourth
	(in thousands, except per share results)
Total revenues	$4,704,365	$5,407,169	$5,649,784	$5,655,219
Income before income taxes	131,208	140,322	249,374	241,181
Net income	83,715	89,489	159,198	155,021
Basic earnings per common share	0.51	0.55	0.97	0.94
Diluted earnings per common share	0.50	0.53	0.95	0.92

	2005

	First(b)(d)	Second(d)	Third(d)	Fourth(c)(d)
	(in thousands, except per share results)
Total revenues	$3,387,225	$3,546,361	$3,821,461	$3,663,080
Income before income taxes	116,680	124,848	66,678	94,674
Net income	106,735	81,412	46,807	61,776
Basic earnings per common share	0.66	0.50	0.29	0.38
Diluted earnings per common share	0.65	0.49	0.28	0.37

(a)	Includes the operations of CHA Health since May 1, 2006, the date of its acquisition.
(b)	Includes the operations of CarePlus since February 16, 2005, the date of its acquisition.
(c)	Includes the operations of Corphealth since December 20, 2005, the date of its acquisition.
(d)	We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. We have adjusted prior period amounts to reflect the effect of expensing stock awards under the modified retrospective application method of SFAS 123R.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Audit Committee of the Board of Directors, which is composed solely of independent outside directors, meets periodically with members of management, the internal auditors and our independent registered public accounting firm to review and discuss internal controls over financial reporting and accounting and financial reporting matters. Our independent registered public accounting firm and internal auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to members of senior management and the Board of Directors.

Based on our evaluation as of December 31, 2006, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 93.

Michael B. McCallister

President and Chief Executive Officer

James H. Bloem

Senior Vice President and Chief Financial Officer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the caption “Election of Directors” of such Proxy Statement.

Executive Officers

Set forth below are names and ages of all of our current executive officers as of February 1, 2007, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	54	President and Chief Executive Officer	09/89	(1)
James E. Murray	53	Chief Operating Officer	08/90	(2)
John M. Bertko	57	Vice President—Chief Actuary	03/00	(3)
James H. Bloem	56	Senior Vice President—Chief Financial Officer and Treasurer	02/01	(4)
Bruce J. Goodman	65	Senior Vice President—Chief Service and Information Officer	04/99	(5)
Bonita C. Hathcock	58	Senior Vice President—Chief Human Resources Officer	05/99	(6)
Arthur P. Hipwell	58	Senior Vice President—General Counsel	08/90	(7)
Thomas J. Liston	45	Senior Vice President—Strategy and Corporate Development	01/97	(8)
Jonathan T. Lord, M.D.	52	Senior Vice President—Chief Innovation Officer	04/00	(9)
Heidi S. Margulis	53	Senior Vice President—Government Relations	12/95	(10)
Steven E. McCulley	45	Vice President & Controller (Principal Accounting Officer)	08/04	(11)
Steven O. Moya	57	Senior Vice President—Chief Marketing Officer	01/01	(12)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Prior to that, Mr. McCallister served as Senior Vice President—Health System Management from January 1998 to February 2000. Mr. McCallister joined the Company in June 1974.
(2)	Mr. Murray currently serves as Chief Operating Officer, having held this position since February 2006. Prior to that, Mr. Murray held the position of Chief Operating Officer—Market and Business Segment Operations from September 2002 to February 2006, Chief Operating Officer—Service Operations from February 2001 to September 2002, and Chief Operating Officer—Health Plan Division and Interim Chief Financial Officer from February 2000 to February 2001. Mr. Murray joined the Company in October 1989.
(3)	Mr. Bertko currently serves as Vice President—Chief Actuary and joined the Company in October 1999 as Vice President—Actuarial Consulting.
(4)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Prior to that, Mr. Bloem served as Senior Vice President and Chief Financial Officer from February 2001, when he joined the company, through July 2002.
(5)	Mr. Goodman currently serves as Senior Vice President and Chief Service and Information Officer having held this position since September 2002. Mr. Goodman joined the Company in April 1999 as Senior Vice President and Chief Information Officer.
(6)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer having held this position since May 1999 when she joined the Company.
(7)	Mr. Hipwell currently serves as Senior Vice President and General Counsel having held this position since September 1999. Mr. Hipwell joined the Company in 1979.
(8)	Mr. Liston currently serves as Senior Vice President—Strategy & Corporate Development having held this position since July 2000. Mr. Liston joined the Company in 1995.

(9)	Dr. Lord currently serves as Senior Vice President and Chief Innovation Officer having held this position since September 2002. Prior to that, he served as Senior Vice President and Chief Clinical Strategy and Innovation Officer from February 2001 to September 2002. Dr. Lord joined the Company in April 2000 as Senior Vice President and Chief Medical Officer.
(10)	Ms. Margulis currently serves as Senior Vice President—Government Relations having held this position since January 2000. Prior to that, she served as Vice President—Government Affairs from May 1996 to January 2000. Ms. Margulis joined the Company in November 1985.
(11)	Mr. McCulley currently serves as Vice President & Controller (Principal Accounting Officer) having held this position since August 2004. Prior to that, he served as Vice President & Controller from January 2001 to August 2004, Vice President and Chief Financial Officer of Market Operations from May 2000 to January 2001. Mr. McCulley joined the company in 1990.
(12)	Mr. Moya currently serves as Senior Vice President and Chief Marketing Officer having held this position since January 2001.

Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

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

Code of Business Conduct and Ethics

Since 1995, the Company has operated under an omnibus Code of Ethics and Business Conduct, known as the Humana Inc. Principles of Business Ethics, which includes provisions ranging from restrictions on gifts to conflicts of interest. All employees and directors are required to annually affirm in writing their acceptance of the code. The Humana Inc. Principles of Business Ethics was adopted by our Board of Directors in February 2004 as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Principles of Business Ethics is available at our web site www.humana.com and upon a written request addressed to Humana Inc. Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202. Any waiver of the application of the Humana Inc. Principles of Business Ethics to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.

Corporate Governance Items

We have made available free of charge on or through the Investor Relations section of our Internet web site (http://www.humana.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our Board of

Directors, including a determination of independence for each member, the various committees of our Board of Directors, the charters of these committees, the name(s) of the Directors designated as a financial expert under rules and regulations promulgated by the SEC, the process for designating a lead director to act at executive sessions of the non-management Directors, the pre-approval process of non-audit services provided by our independent accountants, the process by which stockholders can communicate with Directors, the process by which stockholders can make Director nominations, the Company’s Corporate Governance Guidelines, the Humana Principles of Business Ethics, and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Any waivers or amendments for Directors or Executive Officers to the Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. The Company will provide any of these documents in print without charge to any stockholder who makes a written request to: Corporate Secretary, Humana Inc., 500 West Main Street, 27th floor, Louisville, Kentucky 40202. Additional information about these items can be found in, and is incorporated by reference to, the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board Of Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the caption “Majority Vote Policy” of such Proxy Statement.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the caption “Corporate Governance-Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the caption “Corporate Governance-Committee Composition” of such Proxy Statement.

Certifications

Our CEO and CFO have signed the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. These certifications are filed as Exhibits to this Annual Report on Form 10-K. Additionally, our CEO has signed the certificate as to compliance with the Corporate Governance Listing Standards adopted by the New York Stock Exchange as of December 31, 2005 and will sign the certificate as to such compliance as of December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the captions “Certain Transactions with Management and Others” and “Independent Directors” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2007 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

Schedule I Parent Company Financial Information

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

	3(a)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.

	(b)	By-laws, as amended, on January 4, 2007, filed herewith.

	4(a)	Indenture dated August 5, 2003 covering the Company’s Senior Debt Securities. Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

	(b)	First Supplemental Indenture dated August 5, 2003 covering the Company’s 6.30% Senior Notes due 2018. Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

	(c)	Second Supplemental Indenture dated May 31, 2006 covering the Company’s 6.450% Senior Notes due 2016. Exhibit 4.1 to the Company’s 8-K filed on May 31, 2006, is incorporated by reference herein.

	(d)	Indenture dated March 30, 2006 by and between the Company and The Bank of New York Trust Company, N.A., as trustee. Exhibit 4.2 to the Company’s Form S-3 filed on March 31, 2006, is incorporated by reference herein.

	(e)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described herein in Note 10 to Consolidated Financial Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to the Form 10-K to the Commission upon request.

	10(a)*	1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

	(b)*	Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors. Annex C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

	(c)*	Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors. Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

10(d)*	1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(e)*	1996 Stock Incentive Plan for Employees. Annex A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 9, 1996, is incorporated by reference herein.

(f)*	1996 Stock Incentive Plan for Employees as amended in 1998. Exhibit C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(g)*	Humana Inc. Non-Qualified Stock Option Plan for Employees. Exhibit 99 to the Company’s Form S-8 Registration Statement No. 333-86801 filed on September 9, 1999, is incorporated by reference herein.

(h)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options). Exhibit 10(a) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(i)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options). Exhibit 10(b) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(j)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Non-Qualified Stock Options). Exhibit 10(c) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(k)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Incentive Stock Options). Exhibit 10(d) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(l)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan. Appendix A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on April 27, 2006, is incorporated by reference herein.

(m)*	Humana Inc. 2003 Executive Management Incentive Compensation Plan. Appendix C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 15, 2003, is incorporated by reference herein.

(n)*	Restated agreement providing for termination benefits in the event of a change of control. Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

(o)*	Employment Agreement—Michael B. McCallister. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference herein.

(p)*	Trust under Humana Inc. Deferred Compensation Plans. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

(q)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors. Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

(r)*	Severance policy. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference herein.

(s)*	Humana Officers’ Target Retirement Plan, as amended. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated by reference herein.

10(t)*	Summary of Changes to Humana Inc. Retirement Plans, as amended. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(u)*	Humana Supplemental Executive Retirement and Savings Plan, as amended and restated on December 31, 2003. Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

(v)*	Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(w)*	Executive Long-Term Disability Program. Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference herein.

(x)*	Indemnity Agreement. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

(y)*	Form of Company’s Restricted Stock Agreement under the 1996 Stock Incentive Plan. Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(z)*	Form of Company’s Restricted Stock Agreement under the 2003 Stock Incentive Plan. Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(aa)*	Summary of the Company’s Financial Planning Program for eight executive officers. Current Report on Form 8-K dated December 15, 2005, is incorporated by reference herein.

(bb)*	Form of Combined Option and Restricted Stock Agreement with Restrictive Covenants under the 2003 Stock Incentive Plan. Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is incorporated by reference herein.

(cc)	Five-Year Credit Agreement. Exhibit 10 to the Company’s 8-K filed on July 14, 2006, is incorporated by reference herein.

(dd)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of the Company dated as September 1, 2003. Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(ee)	Form of CMS Coordinated Care Plan Agreement. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(ff)	Form of CMS Private Fee for Service Agreement. Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(gg)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(hh)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan. Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

10(ii)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan. Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(jj)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan. Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(kk)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS. Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is incorporated by reference herein.

(jj)	Underwriting Agreement dated May 25, 2006 among the Company, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC as representatives of the several Underwriters. Exhibit 1.1 to the Company’s 8-K filed on May 26, 2006, is incorporated by reference herein.

12	Computation of ratio of earnings to fixed charges, filed herewith.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers. Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

21	List of subsidiaries, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	CEO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	CFO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, filed herewith.

*	Exhibits 10(a) through and including 10(bb) are compensatory plans or management contracts.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$319,340	$169,206
Investment securities	105,024	250,399
Receivable from operating subsidiaries	330,891	197,172
Securities lending collateral	1,081	1,983
Other current assets	325,002	87,833

Total current assets	1,081,338	706,593
Property and equipment, net	407,345	352,013
Investments in subsidiaries	4,117,757	3,159,349
Notes receivable from operating subsidiaries	—	7,000
Other	44,278	58,320

Total assets	$5,650,718	$4,283,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$902,463	$568,313
Current portion of notes payable to operating subsidiaries	27,600	27,600
Book overdraft	56,153	46,847
Other current liabilities	254,205	230,947
Securities lending payable	1,081	1,983
Current portion of long-term debt	—	301,254

Total current liabilities	1,241,502	1,176,944
Long-term debt	1,269,100	513,790
Notes payable to operating subsidiaries	18,000	18,000
Other	68,230	65,667

Total liabilities	2,596,832	1,774,401

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 182,947,691 shares issued in 2006, and 179,062,807 shares issued in 2005	30,491	29,843
Treasury stock, at cost, 16,314,151 shares in 2006, and 15,846,384 shares in 2005	(229,575)	(203,364)
Other stockholders’ equity	3,252,970	2,682,395

Total stockholders’ equity	3,053,886	2,508,874

Total liabilities and stockholders’ equity	$5,650,718	$4,283,275

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$798,472	$581,362	$502,833
Investment income and other income, net	91,109	23,657	18,312

	889,581	605,019	521,145
Expenses:
Selling, general and administrative	676,613	499,787	423,614
Depreciation	96,215	81,634	87,597
Interest	63,587	40,935	24,857

	836,415	622,356	536,068

Income (loss) before income taxes and equity in net earnings of subsidiaries	53,166	(17,337)	(14,923)
Provision (benefit) for income taxes	25,181	(44,174)	(20,482)

Income before equity in net earnings of subsidiaries	27,985	26,837	5,559
Equity in net earnings of subsidiaries	459,438	269,893	264,388

Net income	$487,423	$296,730	$269,947

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$330,722	$414,790	$263,027

Cash flows from investing activities:
Acquisitions	(2,810)	(498,948)	—
Purchases of investment securities	(119,753)	(200,048)	(989,757)
Proceeds from sale of investment securities	264,439	193,391	812,796
Maturities of investment securities	29,005	22,041	56,740
Purchases of property and equipment, net	(147,719)	(141,124)	(98,953)
Capital contributions to operating subsidiaries	(723,501)	(116,000)	(5,201)
Surplus note redemption from operating subsidiaries	7,000	10,000	—
Change in securities lending collateral	902	6,008	(7,991)
Other	29	—	(4,726)

Net cash used in investing activities	(692,408)	(724,680)	(237,092)

Cash flows from financing activities:
Borrowings under credit agreement	550,000	494,000	—
Repayments under credit agreement	(300,000)	(294,000)	—
Proceeds from issuance of senior notes	498,545	—	—
Repayments of senior notes	(300,000)	—	—
Debt issue costs	(5,980)	—	(1,954)
Change in book overdraft	9,306	(6,679)	(77,422)
Change in securities lending payable	(902)	(6,008)	7,991
Common stock repurchases	(26,211)	(2,364)	(67,024)
Tax benefit from stock-based compensation	38,839	15,545	3,748
Proceeds from stock option exercises and other	48,223	35,734	29,918

Net cash provided by (used in) financing activities	511,820	236,228	(104,743)

Increase (decrease) in cash and cash equivalents	150,134	(73,662)	(78,808)
Cash and cash equivalents at beginning of year	169,206	242,868	321,676

Cash and cash equivalents at end of year	$319,340	$169,206	$242,868

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

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. We have adjusted prior period amounts to reflect the effect of expensing stock awards under the modified retrospective application method of SFAS 123R as discussed in Note 11 of the notes to consolidated financial statements in the Annual Report on Form 10-K.

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $247.5 million in 2006, $236.0 million in 2005 and $126.0 million in 2004.

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

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 5.65% to 6.65% and are payable between 2007 and 2009. We recorded interest expense of $2.6 million, $2.2 million and $1.7 million related to these notes for the years ended December 31, 2006, 2005 and 2004, respectively.

3. REGULATORY REQUIREMENTS

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

As of December 31, 2006, we maintained aggregate statutory capital and surplus of $2,066.0 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated $1,430.3 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at December 31, 2006, each of our subsidiaries would be in substantial compliance and we would have $516.2 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements.

4. ACQUISITIONS

Refer to Note 3 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of acquisitions.

5. INCOME TAXES

The reduction in 2005 tax expense primarily related to the recognition of a $22.8 million contingent tax benefit and associated $3.1 million reversal of accrued interest resulting from the resolution of an uncertain tax position associated with the 2000 tax year during the first quarter of 2005 in connection with the expiration of the statute of limitations. Refer to Note 9 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of income taxes.

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005, and 2004

(in thousands)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts(1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2006	$32,557	$—	$20,901	$(717)	$(7,152)	$45,589
2005	34,506	—	4,566	(1,027)	(5,488)	32,557
2004	40,400	355	6,433	(1,338)	(11,344)	34,506

Deferred tax asset valuation allowance:
2006	—	—	—	—	—	—
2005	20,123	—	(5,198)	—	(14,925)	—
2004	26,978	—	(6,855)	—	—	20,123

(1)	Represents changes in retroactive membership adjustments to premium revenues as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM

James H. Bloem
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	February 23, 2007

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Chairman of the Board	February 23, 2007

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	February 23, 2007

/s/ W. ROY DUNBAR W. Roy Dunbar	Director	February 23, 2007

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Director	February 23, 2007

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	February 23 2007

/s/ JAMES J. O’BRIEN James J. O’Brien	Director	February 23, 2007

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	February 23, 2007

/s/ JAMES O. ROBBINS James O. Robbins	Director	February 23, 2007