Form 10-Q
period 2007-03-31
HUMANA INC
filed 2007-05-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2007
$0.16 2/3 par value	168,036,992 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2007

I NDEX

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,694,059	$1,740,304
Investment securities	3,154,920	3,192,273
Receivables, less allowance for doubtful accounts of $52,313 in 2007 and $45,589 in 2006:
Premiums	826,314	667,657
Administrative services fees	10,806	13,284
Securities lending collateral	1,049,195	627,990
Other	1,135,298	1,091,465

Total current assets	9,870,592	7,332,973

Property and equipment, net	571,405	545,004
Other assets:
Long-term investment securities	380,138	414,877
Goodwill	1,331,418	1,310,631
Other	552,572	524,011

Total other assets	2,264,128	2,249,519

Total assets	$12,706,125	$10,127,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical and other expenses payable	$2,886,214	$2,488,261
Trade accounts payable and accrued expenses	1,977,465	1,626,658
Book overdraft	284,572	293,605
Securities lending payable	1,049,195	627,990
Unearned revenues	1,330,325	155,298

Total current liabilities	7,527,771	5,191,812
Long-term debt	1,329,334	1,269,100
Other long-term liabilities	689,493	612,698

Total liabilities	9,546,598	7,073,610

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 184,476,052 shares issued at March 31, 2007 and 182,947,691 shares issued at December 31, 2006	30,746	30,491
Capital in excess of par value	1,393,582	1,357,077
Retained earnings	1,980,339	1,909,098
Accumulated other comprehensive loss	(8,378)	(13,205)
Treasury stock, at cost, 16,439,060 shares at March 31, 2007 and 16,314,151 shares at December 31, 2006	(236,762)	(229,575)

Total stockholders’ equity	3,159,527	3,053,886

Total liabilities and stockholders’ equity	$12,706,125	$10,127,496

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2007	2006
	(in thousands, except per share results)
Revenues:
Premiums	$6,004,563	$4,521,486
Administrative services fees	95,864	78,678
Investment income	73,527	98,902
Other revenue	30,859	5,299

Total revenues	6,204,813	4,704,365

Operating expenses:
Medical	5,214,000	3,783,926
Selling, general and administrative	820,610	740,886
Depreciation and amortization	40,064	34,906

Total operating expenses	6,074,674	4,559,718

Income from operations	130,139	144,647
Interest expense	17,918	13,439

Income before income taxes	112,221	131,208
Provision for income taxes	40,980	47,493

Net income	$71,241	$83,715

Basic earnings per common share	$0.43	$0.51

Diluted earnings per common share	$0.42	$0.50

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$71,241	$83,715
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities, net	(1,672)	(56,914)
Stock-based compensation	9,802	6,580
Depreciation and amortization	40,064	34,906
Benefit for deferred income taxes	(6,111)	(3,705)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(156,179)	(46,061)
Other assets	(18,945)	(185,250)
Medical and other expenses payable	397,953	259,807
Other liabilities	58,652	114,752
Unearned revenues	1,175,027	800,189
Other, net	4,649	(46)

Net cash provided by operating activities	1,574,481	1,007,973

Cash flows from investing activities
Acquisitions, net of cash acquired	(26,781)	(113)
Purchases of property and equipment	(70,744)	(45,261)
Proceeds from sales of property and equipment	4,070	2,138
Purchases of investment securities	(965,051)	(1,663,658)
Maturities of investment securities	557,485	910,108
Proceeds from sales of investment securities	481,911	559,830
Change in securities lending collateral	(421,205)	(202,712)

Net cash used in investing activities	(440,315)	(439,668)

Cash flows from financing activities
Receipts from CMS contract deposits	843,637	494,194
Withdrawals from CMS contract deposits	(515,705)	(273,444)
Borrowings under credit agreement	310,000	100,000
Repayments under credit agreement	(250,000)	—
Change in securities lending payable	421,205	202,712
Common stock repurchases	(7,187)	(105)
Change in book overdraft	(9,033)	(4,418)
Tax benefit from stock-based compensation	9,128	8,404
Proceeds from stock option exercises and other	17,544	15,741

Net cash provided by financing activities	819,589	543,084

Increase in cash and cash equivalents	1,953,755	1,111,389
Cash and cash equivalents at beginning of period	1,740,304	732,016

Cash and cash equivalents at end of period	$3,694,059	$1,843,405

Supplemental cash flow disclosures:
Interest payments	$17,330	$14,551
Income tax payments, net	$5,654	$2,404

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2006, that was filed with the Securities and Exchange Commission, or the SEC, on February 23, 2007. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of medical expenses payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to “Significant Accounting Policies” in Humana’s 2006 Annual Report on Form 10-K for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(2)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. We are required to adopt SFAS 159 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 159. We do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 157. We do not expect the adoption of SFAS 157 to have a material impact on our financial position or results of operations.

(3)	Acquisition

On March 1, 2007, our Government segment acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of approximately $26.7 million.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4)	Medicare Part D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of March 31, 2007 and December 31, 2006. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2007 provision will exceed 12 months.

	March 31, 2007		December 31, 2006
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$16,463	$498,374	$18,365	$449,984
Trade accounts payable and accrued expenses	(756,069)	(704,040)	(757,084)	(327,718)

Net current (liability) asset	(739,606)	(205,666)	(738,719)	122,266

Other long-term assets	21,297	—	—	—
Other long-term liabilities	(68,699)	—	—	—

Net long-term liability	(47,402)	—	—	—

Total net (liability) asset	$(787,008)	$(205,666)	$(738,719)	$122,266

(5)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2007 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2006	$782,501	$528,130	$1,310,631
DefenseWeb acquisition	—	20,787	20,787

Balance at March 31, 2007	$782,501	$548,917	$1,331,418

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2007 and December 31, 2006:

	Weighted Average Life at 3/31/07	March 31, 2007			December 31, 2006
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	10.1 yrs	$120,328	$40,498	$79,830	$114,944	$36,449	$78,495
Provider contracts	14.5 yrs	11,500	2,214	9,286	11,500	2,012	9,488
Licenses and other	16.7 yrs	11,602	4,234	7,368	11,602	3,929	7,673

Total other intangible assets	10.9 yrs	$143,430	$46,946	$96,484	$138,046	$42,390	$95,656

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $4.6 million for the three months ended March 31, 2007 and $5.1 million for the three months ended March 31, 2006. The following table presents our estimate of amortization expense for the remaining nine months of 2007 and for each of the five next succeeding fiscal years:

(in thousands)
For the nine month period ending December 31, 2007	$12,838
For the years ending December 31,
2008	$14,614
2009	$10,635
2010	$10,049
2011	$9,978
2012	$9,909

(6)	Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,
	2007	2006
	(in thousands)
Net income	$71,241	$83,715
Net unrealized investment gain (loss), net of tax	4,827	(53,240)

Comprehensive income, net of tax	$76,068	$30,475

(7)	Earnings Per Common Share Computation

Detail supporting the computation of basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,
	2007	2006
	(in thousands, except per share results)
Net income available for common stockholders	$71,241	$83,715

Weighted average outstanding shares of common stock used to compute basic earnings per common share	165,813	163,116
Dilutive effect of:
Employee stock options	2,635	3,996
Restricted stock	508	213

Shares used to compute diluted earnings per common share	168,956	167,325

Basic earnings per common share	$0.43	$0.51

Diluted earnings per common share	$0.42	$0.50

Number of antidilutive stock options and restricted stock excluded from computation	1,588	496

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(8)	Income Taxes

The Company and certain subsidiaries file income tax returns in the United States and certain foreign jurisdictions. During the first quarter of 2007, the Internal Revenue Service (IRS) completed its examination of our U.S. income tax returns for 2003 and 2004 resulting in immaterial adjustments. With few exceptions, which are immaterial in the aggregate, the Company is no longer subject to state, local and foreign tax examinations by tax authorities for years before 2003.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The liability for unrecognized tax benefits, including interest and penalties, at December 31, 2006 was $15.6 million, all of which would affect the effective tax rate if recognized. There were no changes in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize penalties and interest accrued related to unrecognized tax benefits in tax expense. There were no material changes to the liability for unrecognized tax benefits or penalties and interest during the three months ended March 31, 2007.

(9)	Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the three months ended March 31, 2007, consisted of products covered under the Medicare Advantage and stand-alone PDP contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the contract year.

Our TRICARE business, which accounted for approximately 12% of our total premiums and ASO fees for the three months ended March 31, 2007, primarily consisted of the South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2007, the South Region contract was extended into the fourth option period, which runs from April 1, 2007 to March 31, 2008. On April 27, 2007, the government announced that it has developed requirements and is now preparing a draft solicitation related to the contracts which would follow the current contracts. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the fourth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the three months ended March 31, 2007, consisted of contracts in Puerto Rico and Florida. Our Medicaid contracts with the Puerto Rico Health Insurance Administration accounted for approximately 2% of our total premium and ASO fees for the three months ended March 31, 2007. We currently are operating under the terms of our contracts that expired October 31, 2006. Due to several ongoing and unresolved issues with the program, the government of Puerto Rico has decided to delay the bid process for new contracts. We currently are working with the Puerto Rico Health Insurance Administration regarding terms and rates which is expected to result in an extension of the existing contracts through September 30, 2007. There is no assurance that the Puerto Rico Health Insurance Administration will request such an extension, and we are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico.

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

The accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share some indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three months ended March 31, 2007 and 2006:

	Government Segment
	For the three months ended March 31,
	2007	2006
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$2,742,711	$1,720,843
Medicare stand-alone PDP	906,426	515,157

Total Medicare	3,649,137	2,236,000
TRICARE	727,215	600,754
Medicaid	129,325	129,467

Total premiums	4,505,677	2,966,221
Administrative services fees	16,390	11,191
Investment income	43,238	12,271
Other revenue	384	527

Total revenues	4,565,689	2,990,210

Operating expenses:
Medical	4,023,408	2,537,874
Selling, general and administrative	489,962	409,784
Depreciation and amortization	23,921	19,306

Total operating expenses	4,537,291	2,966,964

Income from operations	28,398	23,246
Interest expense	10,533	1,674

Income before income taxes	$17,865	$21,572

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	For the three months ended March 31,
	2007	2006
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$927,506	$905,881
HMO	463,299	548,051

Total fully-insured	1,390,805	1,453,932
Specialty	108,081	101,333

Total premiums	1,498,886	1,555,265
Administrative services fees	79,474	67,487
Investment income	30,289	86,631
Other revenue	30,475	4,772

Total revenues	1,639,124	1,714,155

Operating expenses:
Medical	1,190,592	1,246,052
Selling, general and administrative	330,648	331,102
Depreciation and amortization	16,143	15,600

Total operating expenses	1,537,383	1,592,754

Income from operations	101,741	121,401
Interest expense	7,385	11,765

Income before income taxes	$94,356	$109,636

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2006 that was filed with the SEC on February 23, 2007. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2006 revenues of $21.4 billion. We offer a diversified portfolio of health insurance products and related services through traditional and consumer-choice plans for government-sponsored programs, employer groups, and individuals. As of March 31, 2007, we had approximately 11.3 million members in our medical benefit programs, as well as approximately 1.9 million members in our specialty products programs.

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

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share overhead costs and assets. As a result, the profitability of each segment is interdependent.

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

Our industry relies on two key statistics to measure performance. The medical expense ratio, or MER, which is computed by taking total medical expenses as a percentage of premium revenues, represents a statistic used to measure underwriting profitability. The selling, general, and administrative expense ratio, or SG&A expense ratio, which is computed by taking total selling, general and administrative expenses as a percentage of premium revenues and administrative services fees, represents a statistic used to measure administrative spending efficiency.

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to significant growth. Medicare Advantage membership increased to 1,113,400 members at March 31, 2007, up 11.1% from 1,002,600 members at December 31, 2006, and 50.2% from

741,200 at March 31, 2006, primarily due to sales of Private Fee-For-Service, or PFFS, products. Our Medicare stand-alone prescription drug plan, or PDP, products increased to 3,473,700 members during the first quarter of 2007, compared to 1,959,000 members at March 31, 2006. Likewise, Medicare premium revenues have increased 63.2% to $3.6 billion for the first quarter of 2007 from $2.2 billion in the first quarter of 2006.

Our Government segment earnings are particularly impacted during the first quarter by higher medical expenses associated with the Medicare Part D benefit structure and increased marketing expenses associated with a selling season which ended March 31, 2007. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages and less in the latter stages. As a result, we expect a higher earnings contribution from our Government segment for the remaining quarters of 2007.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and continue to exercise pricing discipline relative to our fully-insured accounts. Commercial segment medical membership decreased by 1,900 members from March 31, 2006 to 3,257,500 at March 31, 2007 as a result of a decline in the fully-insured group product membership partially offset by enrollment gains in the individual and consumer-choice products. MER declined to 79.4% during the first quarter of 2007 compared to 80.1% in the first quarter of 2006. ASO membership at March 31, 2007 was up 9.6% from March 31, 2006. Individual membership increased 17.8% and fully-insured consumer-choice membership increased 25.5% since March 31, 2006. These three areas, together with our small group business, now represent more than 80% of our Commercial medical membership.

Other Highlights

•	Quarter over quarter comparisons were impacted by a gain in the prior year quarter of $51.7 million pretax, or $0.19 per diluted common share, from the sale of a venture capital investment.

•	Sales during the final two weeks of the open enrollment season for Medicare Advantage increased Medicare Advantage membership for April 2007 to approximately 1,137,000.

•	The Medicare premium receipt for April 2007 of $1.13 billion was received in March 2007 because the payment date of April 1 fell on a weekend.

•

Cash flows from operations increased $566.5 million to $1,574.5 million in the first quarter of 2007 compared to $1,008.0 million in the first quarter of 2006. Operating cash flows included the late March Medicare premium receipt for April of $1,129.8 million and $774.7 million in the first quarter of 2007 and 2006, respectively.

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

Recent Acquisitions

On March 1, 2007, our Government segment acquired DefenseWeb Technologies, Inc., a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of approximately $26.7 million. This transaction will not have a material impact on our results of operations or cash flows from operations for 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. We are required to adopt SFAS 159 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 159. We do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 157. We do not expect the adoption of SFAS 157 to have a material impact on our financial position or results of operations.

Comparison of Results of Operations for 2007 and 2006

The following discussion primarily deals with our results of operations for the three months ended March 31, 2007, or the 2007 quarter, and the three months ended March 31, 2006, or the 2006 quarter.

The following table presents certain financial data for our two segments:

	For the three months ended March 31,		Change
	2007	2006	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:

Medicare Advantage	$2,742,711	$1,720,843	$1,021,868	59.4%
Medicare stand-alone PDP	906,426	515,157	391,269	76.0%

Total Medicare	3,649,137	2,236,000	1,413,137	63.2%
TRICARE	727,215	600,754	126,461	21.1%
Medicaid	129,325	129,467	(142)	(0.1)%

Total Government	4,505,677	2,966,221	1,539,456	51.9%

Fully-insured	1,390,805	1,453,932	(63,127)	(4.3)%
Specialty	108,081	101,333	6,748	6.7%

Total Commercial	1,498,886	1,555,265	(56,379)	(3.6)%

Total	$6,004,563	$4,521,486	$1,483,077	32.8%

Administrative services fees:
Government	$16,390	$11,191	$5,199	46.5%
Commercial	79,474	67,487	11,987	17.8%

Total	$95,864	$78,678	$17,186	21.8%

Income before income taxes:
Government	$17,865	$21,572	$(3,707)	(17.2)%
Commercial	94,356	109,636	(15,280)	(13.9)%

Total	$112,221	$131,208	$(18,987)	(14.5)%

Medical expense ratios (a):
Government	89.3%	85.6%		3.7%
Commercial	79.4%	80.1%		(0.7)%

Total	86.8%	83.7%		3.1%

SG&A expense ratios (b):
Government	10.8%	13.8%		(3.0)%
Commercial	20.9%	20.4%		0.5%

Total	13.5%	16.1%		(2.6)%

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as the MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues and administrative services fees. Also known as the SG&A expense ratio.

Ending medical membership was as follows at March 31, 2007 and 2006:

	March 31,		Change
	2007	2006	Members	Percentage
Government segment medical members:
Medicare Advantage	1,113,400	741,200	372,200	50.2%
Medicare stand-alone PDP	3,473,700	1,959,000	1,514,700	77.3%

Total Medicare	4,587,100	2,700,200	1,886,900	69.9%

TRICARE	1,712,900	1,724,700	(11,800)	(0.7)%
TRICARE ASO	1,165,500	1,149,300	16,200	1.4%

Total TRICARE	2,878,400	2,874,000	4,400	0.2%

Medicaid	384,000	427,000	(43,000)	(10.1)%
Medicaid ASO	175,400	—	175,400	100.0%

Total Medicaid	559,400	427,000	132,400	31.0%

Total Government	8,024,900	6,001,200	2,023,700	33.7%

Commercial segment medical members:
Fully-insured	1,728,100	1,864,200	(136,100)	(7.3)%
ASO	1,529,400	1,395,200	134,200	9.6%

Total Commercial	3,257,500	3,259,400	(1,900)	(0.1)%

Total medical membership	11,282,400	9,260,600	2,021,800	21.8%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $71.2 million, or $0.42 per diluted common share, in the 2007 quarter compared to $83.7 million, or $0.50 per diluted common share, in the 2006 quarter. The 2006 quarter’s net income included $32.2 million, or $0.19 per diluted common share, from the sale of a venture capital investment. Excluding the venture capital gain, the increase in quarterly earnings resulted primarily from the higher operating earnings in our Commercial segment.

Premium Revenues and Medical Membership

Premium revenues increased 32.8% to $6.0 billion for the 2007 quarter, compared to $4.5 billion for the 2006 quarter. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased 51.9% to $4.5 billion for the 2007 quarter, compared to $3.0 billion for the 2006 quarter. This increase primarily was attributable to higher Medicare Advantage membership from the expanded participation in various Medicare products and geographic markets. Sales of our PFFS products drove the majority of the 50.2% increase in Medicare Advantage members since March 31, 2006. Additionally, our Medicare stand-alone PDP products added 1,514,700 members since March 31, 2006 and $391.3 million in premium revenues compared to the 2006 quarter. Average per member premiums for our Medicare Advantage business increased approximately 0.2% from the 2006 quarter to the 2007 quarter reflecting the shift in membership mix to a higher percentage of lower premium PFFS products. Medicaid membership increased by 132,400 members from March 31, 2006 to March 31, 2007 primarily due to the award of a new Puerto Rico regional ASO contract during the fourth quarter of 2006. The increase has been partially offset by eligible Puerto Rico Medicaid members choosing to move into the Medicare Advantage program.

Commercial segment premium revenues decreased 3.6% to $1.5 billion for the 2007 quarter. Lower premium revenues primarily resulted from a reduction of fully-insured membership partially offset by increases in average per member premiums. Our fully-insured membership decreased 7.3%, or 136,100 members, to 1,728,100 at March 31, 2007 compared to 1,864,200 at March 31, 2006 primarily due to continued attrition due to the ongoing competitive environment within the fully-insured group accounts, partially offset by membership gains in the individual and consumer-choice product lines. Average per member premiums for our fully-insured group medical members increased approximately 5% from the 2006 quarter to the 2007 quarter.

Administrative Services Fees

Our administrative services fees for the 2007 quarter were $95.9 million, an increase of $17.2 million, or 21.8%, from $78.7 million for the 2006 quarter primarily due to increases in our Commercial segment administrative services fees.

For the Commercial segment, administrative services fees increased $12.0 million, or 17.8%, from $67.5 million for the 2006 quarter to $79.5 million for the 2007 quarter. This increase resulted from increased membership and higher average per member fees. ASO membership of 1,395,200 members at March 31, 2006 increased 9.6% to 1,529,400 at March 31, 2007. Average per member fees increased approximately 9.7% from the 2006 quarter to the 2007 quarter.

Investment Income

Investment income totaled $73.5 million for the 2007 quarter, a decrease of $25.4 million from $98.9 million for the 2006 quarter. The 2006 quarter amount included a $51.7 million gain realized related to the sale of a venture capital investment. Excluding the venture capital gain, investment income increased primarily due to higher average invested balances.

Other Revenue

Other revenue totaled $30.9 million for the 2007 quarter, an increase of $25.6 million from $5.3 million for 2006 quarter. The increase is primarily attributable to increased revenue from growth related to RightSource SM , our mail order pharmacy.

Medical Expense

Consolidated medical expenses increased $1.4 billion, or 37.8%, during the 2007 quarter compared to the 2006 quarter. The increase was primarily driven by the increase in the number of Medicare members and an increase in average per member claims costs primarily from the effects of health care inflation.

The consolidated MER for the 2007 quarter was 86.8%, which was 310 basis points higher than the 2006 quarter. The MER increase was due to a higher Government segment MER.

The Government segment’s medical expenses increased $1.5 billion, or 58.5% during the 2007 quarter compared to the 2006 quarter primarily due to an increase in the number of Medicare members.

The Government segment’s MER for the 2007 quarter was 89.3%, a 370 basis point increase from the 2006 quarter rate of 85.6%. The MER for the 2007 quarter included the combined effect of a seasonal pattern of higher medical expenses during the first quarter associated Part D benefits together with approximately twice the average stand-alone PDP membership for the 2007 quarter versus the 2006 quarter. The Part D benefit designs result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages, resulting in a declining MER as the year progresses. The extended enrollment period in 2006, which ended June 30, 2006, skewed the standard pattern associated with the progression of members through the stages of Part D benefits. Following the reset of the benefit on January 1, 2007, we expect the total Medicare MER will decrease each quarter of 2007.

The Commercial segment’s medical expenses decreased $55.5 million, or 4.5% from the 2006 quarter to the 2007 quarter. This decrease primarily results from the decrease in fully-insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully-insured group members was consistent with the increase in average per member premiums for the 2007 quarter and is expected to be in the range of 4.5% to 5.5% for the full year 2007.

The MER for the Commercial segment of 79.4% in the 2007 quarter decreased 70 basis points from the 2006 quarter MER of 80.1%. The decrease in MER for the 2007 quarter primarily reflects improving medical cost utilization trends and, to a lesser extent, an increase in the percentage of individual and small group members comprising our total fully-insured block. Individual and smaller group accounts generally carry a lower MER than larger group accounts.

SG&A Expense

Consolidated selling, general, and administrative (SG&A) expenses increased $79.7 million or 10.8% during the 2007 quarter compared to the 2006 quarter primarily resulting from an increase in the number of employees and an increase in sales and marketing costs due to the Medicare expansion, as well as expenses associated with RightSource SM , our mail order pharmacy.

The consolidated SG&A expense ratio for the 2007 quarter was 13.5%, decreasing 260 basis points from 16.1% for the 2006 quarter. The SG&A expense ratio decrease resulted from growth in revenues from higher average medical membership outpacing the related increase in administrative spending. The consolidated SG&A expense ratio is expected to be in the range of 13% to 14% for the full year 2007.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $80.2 million, or 19.6% during the 2007 quarter compared to the 2006 quarter. The Government segment SG&A expense ratio decreased 300 basis points from 13.8% for the 2006 quarter to 10.8% for the 2007 quarter. These changes resulted from growth in revenues from higher average Medicare Advantage membership outpacing the related increase in administrative spending.

The Commercial segment SG&A expenses decreased $0.5 million, or 0.1% during the first quarter of 2007 compared to the same period in 2006. The Commercial segment SG&A expense ratio increased 50 basis points from 20.4% for the 2006 quarter to 20.9% for the 2007 quarter. This increase primarily resulted from the continued shift in the mix of membership towards ASO and an increase in the percentage of individual and small group members comprising our fully-insured membership. This increase was partially offset by the benefit of the Commercial segment bearing a smaller share of overhead expenses due to the Government segment’s growth in revenues. At March 31, 2007, 47.0% of our Commercial segment membership was related to ASO business compared to 42.8% at March 31, 2006. Likewise, 29.0% of our Commercial segment membership was related to individual and small group accounts compared to 27.1% at March 31, 2006. ASO business carries a significantly higher SG&A ratio than fully-insured business, and individual and small group accounts bear a higher SG&A ratio as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2007 quarter totaled $40.1 million compared to $34.9 million for the 2006 quarter, an increase of $5.2 million, or 14.9%. The increase resulted primarily from capital expenditures related to the Medicare expansion.

Interest Expense

Interest expense was $17.9 million for the 2007 quarter, compared to $13.4 million for the 2006 quarter, an increase of $4.5 million. This increase primarily resulted from higher average outstanding debt.

Income Taxes

Our effective tax rate during the first quarter of 2007 of 36.5% increased 0.3% compared to the 36.2% effective tax rate in the 2006 quarter.

Membership

The following table presents our medical and specialty membership at March 31, 2007, and at the end of each quarter in 2006:

	2007	2006
	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,113,400	1,002,600	993,000	959,800	741,200
Medicare stand-alone PDP	3,473,700	3,536,600	3,521,000	3,458,800	1,959,000

Total Medicare	4,587,100	4,539,200	4,514,000	4,418,600	2,700,200

TRICARE	1,712,900	1,716,400	1,721,300	1,732,600	1,724,700
TRICARE ASO	1,165,500	1,163,600	1,141,400	1,141,900	1,149,300

Total TRICARE	2,878,400	2,880,000	2,862,700	2,874,500	2,874,000

Medicaid	384,000	390,700	412,600	418,500	427,000
Medicaid ASO	175,400	178,400	—	—	—

Total Medicaid	559,400	569,100	412,600	418,500	427,000

Total Government	8,024,900	7,988,300	7,789,300	7,711,600	6,001,200

Commercial segment:
Fully-insured	1,728,100	1,754,200	1,779,900	1,893,100	1,864,200
ASO	1,529,400	1,529,600	1,512,000	1,420,800	1,395,200

Total Commercial	3,257,500	3,283,800	3,291,900	3,313,900	3,259,400

Total medical members	11,282,400	11,272,100	11,081,200	11,025,500	9,260,600

Specialty Membership:
Commercial segment	1,935,200	1,902,800	1,899,700	1,894,900	1,882,300

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

Cash and cash equivalents increased to $3,694.1 million at March 31, 2007 from $1,740.3 million at December 31, 2006. The increase in cash and cash equivalents primarily was due to the early receipt of the April Medicare premium remittance and an increase in operating cash flows. The early receipt of the April Medicare premium remittance also resulted in an increase to unearned revenue in our condensed consolidated balance sheet at March 31, 2007. The change in cash and cash equivalents for the three months ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006
	(in thousands)
Net cash provided by operating activities	$1,574,481	$1,007,973
Net cash used in investing activities	(440,315)	(439,668)
Net cash provided by financing activities	819,589	543,084

Increase in cash and cash equivalents	$1,953,755	$1,111,389

Cash Flow from Operating Activities

Our operating cash flows for the 2007 and 2006 quarters were significantly impacted by the timing of the Medicare premium remittance which is payable to us on the first day of each month. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. As such, Medicare receipts for April 2007 of $1,129.8 million and April 2006 of $774.7 million were received in the first quarter of 2007 and 2006 (late March in each case) because April 1 fell on a weekend in both 2007 and 2006.

In addition to the impact from the timing of the Medicare premium receipts, operating cash flows improved due to Medicare enrollment growth and improved earnings after adjusting for the venture capital gain in the 2006 quarter. Our Medicare Part D results related to both stand-alone PDP and Medicare Advantage offerings reflect provisions for net amounts payable to CMS of $739.6 million for the 2006 contract year and $47.4 million for the 2007 contract year under the risk corridor terms of our contracts with CMS. The risk corridor amounts generally are expected to be settled with CMS in the subsequent year during the third or fourth quarter. For example, the $739.6 million risk corridor payable amount associated with the 2006 contract year is expected to be settled during the fourth quarter of 2007.

Comparisons of our operating cash flows also are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006	Change
	(in thousands)
TRICARE:
Base receivable	$500,156	$452,509	$47,647
Change orders	6,786	4,247	2,539

TRICARE subtotal	506,942	456,756	50,186

Medicare	237,316	143,875	93,441
Commercial and other	145,175	125,899	19,276
Allowance for doubtful accounts	(52,313)	(45,589)	(6,724)

Total net receivables	$837,120	$680,941	$156,179

TRICARE base receivables consist of estimated amounts owed from the federal government for claims incurred including claims incurred but not reported, or IBNR, and underwriting fees. The claim reimbursement component of TRICARE base receivables is generally collected over a three to four month period. The $47.6 million increase in base receivables primarily resulted from an increase in the estimated amount owed from the federal government for claims incurred and is consistent with the increase in TRICARE claims payable reported in the next section.

The $93.4 million increase in Medicare receivables as of March 31, 2007 as compared to December 31, 2006 primarily resulted from an increase in receivables associated with CMS’s risk adjustment model.

The detail of medical and other expenses payable was as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006	Change
	(in thousands)
IBNR (1)	$1,839,101	$1,678,052	$161,049
TRICARE claims payable (2)	470,334	430,674	39,660
Reported claims in process (3)	124,688	98,033	26,655
Other medical expenses payable (4)	452,091	281,502	170,589

Total medical and other expenses payable	$2,886,214	$2,488,261	$397,953

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	TRICARE claims payable includes all claim activity associated with TRICARE, including IBNR and payables for sharing risk with the federal government for cost overruns.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during the 2007 quarter due to growth in Medicare membership, the timing of pharmacy payables, and to a lesser extent medical claims inflation.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $74.3 million in the 2007 quarter. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $70.7 million in the 2007 quarter compared to $45.3 million in the same period in 2006. The increased spending in the 2007 quarter primarily resulted from the purchase of three medical centers for approximately $20.4 million in South Florida that were previously leased. During the 2007 quarter, we paid $26.7 million to acquire DefenseWeb, net of $1.6 million of cash acquired, and $1.7 million to settle the purchase price contingencies associated with prior year acquisitions. Excluding acquisitions, we expect our total capital expenditures in 2007 to approximate $200 million.

Cash Flow from Financing Activities

Net borrowings under our credit agreement increased $60.0 million in the 2007 quarter and $100.0 million in the 2006 quarter primarily related to funding additional capital into certain subsidiaries in conjunction with the growth in Medicare revenues.

Receipts from CMS associated with Medicare Part D subsidized claims for which we do not assume risk were $327.9 million and $220.8 million more than claim payments during the 2007 and 2006 quarters, respectively.

The remainder of the cash provided by financing activities in the 2007 and 2006 quarters resulted primarily from the change in the securities lending payable, proceeds from stock option exercises, the tax benefit from stock compensation, and the change in book overdraft.

Senior Notes

We previously issued in the public debt capital markets, $300 million aggregate principal amount of 6.30% senior unsecured notes that mature on August 1, 2018 and $500 million aggregate principal amount of 6.45% senior unsecured notes that mature on June 1, 2016. We have entered into interest rate swap agreements to exchange the fixed interest rate under these senior notes for a variable interest rate based on LIBOR.

Credit Agreement

Our 5-year $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for any day in which borrowings under the facility exceed 50% of the total $1 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

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

At March 31, 2007, we had $510.0 million of borrowings under the credit agreement outstanding at an interest rate of 5.7%. In addition, we have outstanding letters of credit of $4.0 million secured under the credit agreement.

No amounts have ever been drawn on these letters of credit. As of March 31, 2007, we had $486.0 million of remaining borrowing capacity under the credit agreement. We have other customary, arm’s-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $2.9 million at March 31, 2007 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

Shelf Registration

We filed a universal shelf registration statement with the SEC which allows us to sell our debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. The net proceeds from any future sales of our securities under the universal shelf registration may be used for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

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

As of March 31, 2007, we maintained aggregate statutory capital and surplus of $2,353.5 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated to $1,625.9 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2007, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $325 million to $425 million for the full year 2007.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at March 31, 2007, each of our subsidiaries would be in substantial compliance and we would have $647.9 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2007.

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

For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 9 to the condensed consolidated financial statements beginning on page 10 of this Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 23, 2007 have not materially changed. Some of the risks which may be relevant to us could include:

•

if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our medical expense trends are higher than the level contemplated in our premiums, our profitability could decline;

•	if we do not design and price our products properly and competitively, our membership and profitability could decline;

•	if we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our business could be materially adversely affected;

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

•	any failure to manage administrative costs could hamper profitability;

•	any failure by us to manage acquisitions, and other significant transactions successfully could harm our financial results, business and prospects;

•	if we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected;

•	our recently implemented mail order pharmacy business subjects us to additional regulations in addition to those we face with our core health benefits businesses;

•	our ability to obtain funds from our subsidiaries is restricted;

•	downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations; and

•	increased litigation and negative publicity could increase our cost of doing business.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

(a)	The regular annual meeting of the stockholders of Humana Inc. was held in Louisville, Kentucky on April 26, 2007, for the purpose of voting on the proposals described in clause (c) below.

(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees for directors. All of management’s nominees for directors were elected as set forth in clause (c) below.

(c)	Two proposals were submitted to a vote of security holders as follows:

(1)	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Against	Abstain
David A. Jones, Jr.	147,483,329	2,728,144	888,934

Frank A. D’Amelio	148,304,972	1,823,575	971,858

W. Roy Dunbar	149,772,220	354,301	973,885

Kurt J. Hilzinger	149,002,692	1,126,696	971,018

Michael B. McCallister	147,569,571	2,674,945	855,889

James J. O’Brien	149,780,254	370,173	949,979

W. Ann Reynolds, Ph.D.	142,481,368	7,524,650	1,094,387

James O. Robbins	149,738,806	403,611	957,988

(2)    The stockholders approved the appointment of PricewaterhouseCoopers LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2007. This proposal received votes as follows:

	For	Against	Abstain
	147,299,019	2,880,344	921,042

Item 5:	Other Information

None.

Item 6:	Exhibits

12	Computation of ratio of earnings to fixed charges.

31.1	CEO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC. (Registrant)

Date:	May 3, 2007	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)

Date:	May 3, 2007	By:	/S/ ARTHUR P. HIPWELL
Arthur P. Hipwell
Senior Vice President