Form 10-Q
period 2007-06-30
HUMANA INC
filed 2007-08-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2007
$0.16 2/3 par value	168,562,724 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2007

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,720,769	$1,740,304
Investment securities	3,323,536	3,192,273
Receivables, less allowance for doubtful accounts of $69,327 in 2007 and $45,589 in 2006:
Premiums	685,479	667,657
Administrative services fees	12,074	13,284
Securities lending collateral	1,346,065	627,990
Other current assets	1,318,003	1,091,465

Total current assets	10,405,926	7,332,973

Property and equipment, net	569,412	545,004
Other assets:
Long-term investment securities	400,775	414,877
Goodwill	1,330,585	1,310,631
Other long-term assets	628,267	524,011

Total other assets	2,359,627	2,249,519

Total assets	$13,334,965	$10,127,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical and other expenses payable	$2,954,146	$2,488,261
Trade accounts payable and accrued expenses	2,084,463	1,626,658
Book overdraft	289,646	293,605
Securities lending payable	1,346,065	627,990
Unearned revenues	1,355,017	155,298

Total current liabilities	8,029,337	5,191,812
Long-term debt	1,189,570	1,269,100
Other long-term liabilities	740,560	612,698

Total liabilities	9,959,467	7,073,610

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 185,002,041 shares issued at June 30, 2007 and 182,947,691 shares issued at December 31, 2006	30,833	30,491
Capital in excess of par value	1,422,370	1,357,077
Retained earnings	2,197,185	1,909,098
Accumulated other comprehensive loss	(38,112)	(13,205)
Treasury stock, at cost, 16,439,317 shares at June 30, 2007 and 16,314,151 shares at December 31, 2006	(236,778)	(229,575)

Total stockholders' equity	3,375,498	3,053,886

Total liabilities and stockholders' equity	$13,334,965	$10,127,496

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share results)
Revenues:
Premiums	$6,223,250	$5,264,475	$12,227,813	$9,785,961
Administrative services fees	97,093	83,711	192,957	162,389
Investment income	72,052	50,567	145,579	149,469
Other revenue	34,402	8,416	65,261	13,715

Total revenues	6,426,797	5,407,169	12,631,610	10,111,534

Operating expenses:
Medical	5,190,418	4,479,501	10,404,418	8,263,427
Selling, general and administrative	826,459	733,863	1,647,069	1,474,749
Depreciation and amortization	54,264	36,596	94,328	71,502

Total operating expenses	6,071,141	5,249,960	12,145,815	9,809,678

Income from operations	355,656	157,209	485,795	301,856
Interest expense	16,066	16,887	33,984	30,326

Income before income taxes	339,590	140,322	451,811	271,530
Provision for income taxes	122,744	50,833	163,724	98,326

Net income	$216,846	$89,489	$288,087	$173,204

Basic earnings per common share	$1.30	$0.55	$1.73	$1.06

Diluted earnings per common share	$1.28	$0.53	$1.70	$1.03

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$288,087	$173,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,328	71,502
Gain on sale of investment securities, net	(85)	(58,064)
Stock-based compensation	20,264	15,051
Benefit for deferred income taxes	(24,011)	(1,226)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(16,612)	(42,957)
Other assets	(126,467)	(359,300)
Medical and other expenses payable	465,885	526,763
Other liabilities	134,423	172,719
Unearned revenues	1,199,719	1,044,850
Other, net	16,216	286

Net cash provided by operating activities	2,051,747	1,542,828

Cash flows from investing activities
Acquisitions, net of cash acquired	(27,005)	(25,931)
Purchases of property and equipment	(114,717)	(81,973)
Proceeds from sales of property and equipment	4,072	2,156
Purchases of investment securities	(1,873,295)	(2,258,548)
Maturities of investment securities	769,956	1,010,397
Proceeds from sales of investment securities	926,603	712,685
Change in securities lending collateral	(718,075)	(193,239)

Net cash used in investing activities	(1,032,461)	(834,453)

Cash flows from financing activities
Receipts from CMS contract deposits	1,483,359	1,045,062
Withdrawals from CMS contract deposits	(1,223,982)	(736,425)
Borrowings under credit agreement	710,000	100,000
Repayments under credit agreement	(760,000)	(300,000)
Proceeds from issuance of senior notes	—	498,545
Debt issue costs	—	(3,825)
Change in securities lending payable	718,075	193,239
Common stock repurchases	(7,203)	(4,937)
Change in book overdraft	(3,959)	(8,181)
Tax benefit from stock-based compensation	14,554	13,656
Proceeds from stock option exercises and other	30,335	20,939

Net cash provided by financing activities	961,179	818,073

Increase in cash and cash equivalents	1,980,465	1,526,448
Cash and cash equivalents at beginning of period	1,740,304	732,016

Cash and cash equivalents at end of period	$3,720,769	$2,258,464

Supplemental cash flow disclosures:
Interest payments	$34,016	$29,821
Income tax payments, net	$124,933	$93,175

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2006, that was filed with the Securities and Exchange Commission, or the SEC, on February 23, 2007. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries.

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

(2) Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes related presentation and disclosure requirements. We are required to adopt SFAS 159 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 159. We do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

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

(3) Acquisitions

In June 2007, our Commercial segment reached an agreement to acquire CompBenefits Corporation, an Atlanta-based provider of dental and vision benefit plans, for cash consideration of approximately $360 million. The acquisition will be financed through a combination of cash and debt. This transaction, which is subject to regulatory approval, is expected to be completed later this year.

On March 1, 2007, our Government segment acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of approximately $26.9 million.

On May 1, 2006 our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $67.5 million.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) Medicare Part D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of June 30, 2007 and December 31, 2006. The risk corridor settlement includes amounts classified as long-term because settlement of balances associated with the 2007 contract year will exceed 12 months.

	June 30, 2007		December 31, 2006
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$16,450	$643,688	$18,365	$449,984
Trade accounts payable and accrued expenses	(744,591)	(780,799)	(757,084)	(327,718)

Net current (liability) asset	(728,141)	(137,111)	(738,719)	122,266

Other long-term assets	107,212	—	—	—
Other long-term liabilities	(69,310)	—	—	—

Net long-term asset	37,902	—	—	—

Total net (liability) asset	$(690,239)	$(137,111)	$(738,719)	$122,266

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2007 were as follows:

	Commercial	Government	Total
		(in thousands)
Balance at December 31, 2006	$782,501	$528,130	$1,310,631
DefenseWeb acquisition	—	19,954	19,954

Balance at June 30, 2007	$782,501	$548,084	$1,330,585

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2007 and December 31, 2006:

	Weighted Average Life at 6/30/07	June 30, 2007			December 31, 2006
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Subscriber contracts	10.0 yrs	$119,144	$44,596	$74,548	$114,944	$36,449	$78,495
Provider contracts	14.5 yrs	11,500	2,415	9,085	11,500	2,012	9,488
Licenses and other	10.5 yrs	11,881	3,107	8,774	11,602	3,929	7,673

Total other intangible assets	10.4 yrs	$142,525	$50,118	$92,407	$138,046	$42,390	$95,656

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $10.0 million for the six months ended June 30, 2007 and 2006. The following table presents our estimate of amortization expense for the remaining six months of 2007 and for each of the five next succeeding fiscal years:

(in thousands)
For the six month period ending December 31, 2007	$8,794
For the years ending December 31,
2008	$15,455
2009	$11,475
2010	$10,459
2011	$9,871
2012	$9,102

(6) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$216,846	$89,489	$288,087	$173,204
Net unrealized investment losses, net of tax	(29,734)	(14,944)	(24,907)	(68,184)

Comprehensive income, net of tax	$187,112	$74,545	$263,180	$105,020

(7) Earnings Per Common Share

The following table provides details supporting the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share results)
Net income available for common stockholders	$216,846	$89,489	$288,087	$173,204

Weighted average outstanding shares of common stock used to compute basic earnings per common share	166,614	163,706	166,213	163,411
Dilutive effect of:
Employee stock options	2,349	3,594	2,492	3,795
Restricted stock	633	236	571	224

Shares used to compute diluted earnings per common share	169,596	167,536	169,276	167,430

Basic earnings per common share	$1.30	$0.55	$1.73	$1.06

Diluted earnings per common share	$1.28	$0.53	$1.70	$1.03

Number of antidilutive stock options and restricted stock excluded from computation	932	1,044	1,260	770

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(8) Income Taxes

The effective income tax rate was 36.1% for the three months ended June 30, 2007 and 36.2% for the six months ended June 30, 2007 compared to 36.2% for the three and six months ended June 30, 2006.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The liability for unrecognized tax benefits, including interest and penalties, at December 31, 2006 was $15.6 million, all of which would affect the effective tax rate if recognized. There were no changes in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize penalties and interest accrued related to unrecognized tax benefits in tax expense. There were no material changes to the liability for unrecognized tax benefits or penalties and interest during the six months ended June 30, 2007.

(9) Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the six months ended June 30, 2007, primarily consisted of products covered under the Medicare Advantage and stand-alone PDP contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the preceding contract year, or Humana notifies CMS of its decision not to renew by the first Monday in June of the preceding contract year.

Our TRICARE business, which accounted for approximately 12% of our total premiums and ASO fees for the six months ended June 30, 2007, primarily consisted of the South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2007, the South Region contract was extended into the fourth option period, which runs from April 1, 2007 to March 31, 2008. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the fourth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. A draft solicitation related to the new TRICARE contracts currently scheduled to begin April 1, 2009 was issued for industry comments. A final request for proposal is expected in late summer 2007. We expect to participate in the bid for these new contracts.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the six months ended June 30, 2007, consisted of contracts in Puerto Rico and Florida, with a vast majority in Puerto Rico. Our Puerto Rico contracts expire September 30, 2007. The government of Puerto Rico has decided to delay the bid process for new contracts until as late as 2009. We currently are working with the Puerto Rico Health Insurance Administration and expect these efforts to result in a satisfactory relationship going forward. We are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico.

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

The accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and six months ended June 30, 2007 and 2006:

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$2,804,438	$2,109,406	$5,547,149	$3,830,249
Medicare stand-alone PDP	1,051,259	801,755	1,957,685	1,316,912

Total Medicare	3,855,697	2,911,161	7,504,834	5,147,161
TRICARE	725,040	657,627	1,452,255	1,258,381
Medicaid	132,486	129,158	261,811	258,625

Total premiums	4,713,223	3,697,946	9,218,900	6,664,167
Administrative services fees	17,671	11,144	34,061	22,335
Investment income	42,354	23,467	85,592	35,738
Other revenue	383	457	767	984

Total revenues	4,773,631	3,733,014	9,339,320	6,723,224

Operating expenses:
Medical	3,972,110	3,180,569	7,995,518	5,718,443
Selling, general and administrative	472,282	425,350	962,244	835,134
Depreciation and amortization	31,009	21,211	54,930	40,517

Total operating expenses	4,475,401	3,627,130	9,012,692	6,594,094

Income from operations	298,230	105,884	326,628	129,130
Interest expense	9,440	7,903	19,973	9,577

Income before income taxes	$288,790	$97,981	$306,655	$119,553

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$918,223	$919,238	$1,845,729	$1,825,119
HMO	483,859	545,408	947,158	1,093,459

Total fully-insured	1,402,082	1,464,646	2,792,887	2,918,578
Specialty	107,945	101,883	216,026	203,216

Total premiums	1,510,027	1,566,529	3,008,913	3,121,794
Administrative services fees	79,422	72,567	158,896	140,054
Investment income	29,698	27,100	59,987	113,731
Other revenue	34,019	7,959	64,494	12,731

Total revenues	1,653,166	1,674,155	3,292,290	3,388,310

Operating expenses:
Medical	1,218,308	1,298,932	2,408,900	2,544,984
Selling, general and administrative	354,177	308,513	684,825	639,615
Depreciation and amortization	23,255	15,385	39,398	30,985

Total operating expenses	1,595,740	1,622,830	3,133,123	3,215,584

Income from operations	57,426	51,325	159,167	172,726
Interest expense	6,626	8,984	14,011	20,749

Income before income taxes	$50,800	$42,341	$145,156	$151,977

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2006 revenues of $21.4 billion. We offer a diversified portfolio of health insurance products and related services through traditional and consumer-choice plans for government-sponsored programs, employer groups, and individuals. As of June 30, 2007, we had approximately 11.3 million members in our medical benefit programs, as well as approximately 1.9 million members in our specialty products programs.

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

Our industry relies on two key statistics to measure performance. The medical expense ratio, or MER, which is computed by taking total medical expenses as a percentage of premium revenues, represents a statistic used to measure underwriting profitability. The selling, general, and administrative expense ratio, or SG&A expense ratio, which is computed by taking total selling, general and administrative expenses as a percentage of premium revenues, administrative services fees and other revenue, represents a statistic used to measure administrative spending efficiency.

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to significant growth. Medicare Advantage membership increased to 1,133,700 members at June 30, 2007, up 18.1% from 959,800 at June 30, 2006, primarily due to sales of Private

Fee-For-Service, or PFFS, products. Average Medicare Advantage membership was 27.5% higher in the second quarter of 2007 compared to the second quarter of 2006, and average stand-alone PDP membership was 20.7% higher. Likewise, Medicare premium revenues have increased 32.4% to $3.9 billion for the second quarter of 2007 from $2.9 billion in the second quarter of 2006.

Our quarterly Government segment earnings are particularly impacted by seasonality associated with the Medicare Part D benefit structure. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages and less in the latter stages. As a result, we expect a lower medical expense ratio from our Government segment during the second half of 2007.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and continue to exercise pricing discipline relative to our fully-insured accounts. Commercial segment medical membership decreased by 35,200 members from June 30, 2006 to 3,278,700 at June 30, 2007 as a result of a decline in the fully-insured group product membership partially offset by enrollment gains in the individual, consumer-choice, and ASO products. MER declined to 80.7% during the second quarter of 2007 compared to 82.9% in the second quarter of 2006. ASO membership at June 30, 2007 was up 7.9% from June 30, 2006. Individual membership increased 20.6% and fully-insured consumer-choice membership increased 31.0% since June 30, 2006. These three areas, together with our small group business, now represent more than 80% of our Commercial medical membership.

Other Highlights

•	Year over year comparisons were impacted by a gain in the prior year first quarter of $51.7 million pretax, or $0.19 per diluted common share, from the sale of a venture capital investment.

•

Cash flows from operations increased $508.9 million to $2,051.7 million in the first half of 2007 compared to $1,542.8 million in the first half of 2006. Operating cash flows included the receipt in late June of Medicare premiums for July of $1,175.3 million and $1,031.7 million in the first half of 2007 and 2006, respectively.

•

Debt-to-total capitalization decreased 350 basis points to 26.1% at June 30, 2007 compared to 29.6% at March 31, 2007 primarily due to the repayment of first quarter 2007 borrowings against the company’s credit facility.

•

On June 15, 2007 we announced a voluntary, temporary suspension of individual Medicare PFFS marketing in conjunction with other industry participants. CMS has indicated that they are prepared to review and approve our compliance with regulatory requirements prior to the 2008 open enrollment season which begins October 1.

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

Recent Acquisitions

In June 2007, our Commercial segment reached an agreement to acquire CompBenefits Corporation, an Atlanta-based provider of dental and vision benefit plans, for cash consideration of approximately $360 million. The acquisition will be financed through a combination of cash and debt. This transaction, which is subject to regulatory approval, is expected to be completed later this year.

On March 1, 2007, our Government segment acquired DefenseWeb Technologies, Inc., a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of approximately $26.9 million. We expect this transaction will not have a material impact on our results of operations or cash flows from operations for 2007.

On May 1, 2006 our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of approximately $67.5 million.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes related presentation and disclosure requirements. We are required to adopt SFAS 159 in the first quarter of 2008. We currently are evaluating the provisions of SFAS 159. We do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

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

Comparison of Results of Operations for 2007 and 2006

The following discussion primarily deals with our results of operations for the three months ended June 30, 2007, or the 2007 quarter, the three months ended June 30, 2006, or the 2006 quarter, the six months ended June 30, 2007, or the 2007 period, and the six months ended June 30, 2006, or the 2006 period.

The following table presents certain financial data for our two segments:

	For the three months ended June 30,		Change
	2007	2006	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$2,804,438	$2,109,406	$695,032	32.9%
Medicare stand-alone PDP	1,051,259	801,755	249,504	31.1%

Total Medicare	3,855,697	2,911,161	944,536	32.4%
TRICARE	725,040	657,627	67,413	10.3%
Medicaid	132,486	129,158	3,328	2.6%

Total Government	4,713,223	3,697,946	1,015,277	27.5%

Fully-insured	1,402,082	1,464,646	(62,564)	(4.3)%
Specialty	107,945	101,883	6,062	5.9%

Total Commercial	1,510,027	1,566,529	(56,502)	(3.6)%

Total	$6,223,250	$5,264,475	$958,775	18.2%

Administrative services fees:
Government	$17,671	$11,144	$6,527	58.6%
Commercial	79,422	72,567	6,855	9.4%

Total	$97,093	$83,711	$13,382	16.0%

Income before income taxes:
Government	$288,790	$97,981	$190,809	194.7%
Commercial	50,800	42,341	8,459	20.0%

Total	$339,590	$140,322	$199,268	142.0%

Medical expense ratios (a):
Government	84.3%	86.0%		(1.7)%
Commercial	80.7%	82.9%		(2.2)%

Total	83.4%	85.1%		(1.7)%

SG&A expense ratios (b):
Government	10.0%	11.5%		(1.5)%
Commercial	21.8%	18.7%		3.1%

Total	13.0%	13.7%		(0.7)%

	For the six months ended June 30,		Change
	2007	2006	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$5,547,149	$3,830,249	$1,716,900	44.8%
Medicare PDP	1,957,685	1,316,912	640,773	48.7%

Total Medicare	7,504,834	5,147,161	2,357,673	45.8%
TRICARE	1,452,255	1,258,381	193,874	15.4%
Medicaid	261,811	258,625	3,186	1.2%

Total Government	9,218,900	6,664,167	2,554,733	38.3%

Fully-insured	2,792,887	2,918,578	(125,691)	(4.3)%
Specialty	216,026	203,216	12,810	6.3%

Total Commercial	3,008,913	3,121,794	(112,881)	(3.6)%

Total	$12,227,813	$9,785,961	$2,441,852	25.0%

Administrative services fees:
Government	$34,061	$22,335	$11,726	52.5%
Commercial	158,896	140,054	18,842	13.5%

Total	$192,957	$162,389	$30,568	18.8%

Income before income taxes:
Government	$306,655	$119,553	$187,102	156.5%
Commercial	145,156	151,977	(6,821)	(4.5)%

Total	$451,811	$271,530	$180,281	66.4%

Medical expense ratios (a):
Government	86.7%	85.8%		0.9%
Commercial	80.1%	81.5%		(1.4)%

Total	85.1%	84.4%		0.7%

SG&A expense ratios (b):
Government	10.4%	12.5%		(2.1)%
Commercial	21.2%	19.5%		1.7%

Total	13.2%	14.8%		(1.6)%

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as the MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenue. Also known as the SG&A expense ratio.

Ending medical membership was as follows at June 30, 2007 and 2006:

	June 30,		Change
	2007	2006	Members	Percentage
Government segment medical members:
Medicare Advantage	1,133,700	959,800	173,900	18.1%
Medicare stand-alone PDP	3,440,100	3,458,800	(18,700)	(0.5)%

Total Medicare	4,573,800	4,418,600	155,200	3.5%

TRICARE	1,717,600	1,732,600	(15,000)	(0.9)%
TRICARE ASO	1,150,600	1,141,900	8,700	0.8%

Total TRICARE	2,868,200	2,874,500	(6,300)	(0.2)%

Medicaid	384,900	418,500	(33,600)	(8.0)%
Medicaid ASO	182,700	—	182,700	100.0%

Total Medicaid	567,600	418,500	149,100	35.6%

Total Government	8,009,600	7,711,600	298,000	3.9%

Commercial segment medical members:
Fully-insured	1,746,300	1,893,100	(146,800)	(7.8)%
ASO	1,532,400	1,420,800	111,600	7.9%

Total Commercial	3,278,700	3,313,900	(35,200)	(1.1)%

Total medical membership	11,288,300	11,025,500	262,800	2.4%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $216.8 million, or $1.28 per diluted common share, in the 2007 quarter compared to $89.5 million, or $0.53 per diluted common share, in the 2006 quarter. Net income was $288.1 million, or $1.70 per diluted common share, in the 2007 period compared to $173.2 million, or $1.03 per diluted common share, in the 2006 period. The 2006 period’s net income included $32.2 million, or $0.19 per diluted common share, from the sale of a venture capital investment in the first quarter. Excluding the venture capital gain, the year-over-year increase in earnings resulted from higher operating earnings in both our Government and Commercial segments, primarily driven by efficiency gains in our consolidated administrative costs as well as improvement in our medical expense ratio in each segment.

Premium Revenues and Medical Membership

Premium revenues increased $0.9 billion, or 18.2%, to $6.2 billion for the 2007 quarter, compared to $5.3 billion for the 2006 quarter. For the 2007 period, premium revenues were $12.2 billion, an increase of $2.4 billion, or 25.0%, compared to $9.8 billion for the 2006 period. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $1.0 billion, or 27.5%, to $4.7 billion for the 2007 quarter, compared to $3.7 billion for the 2006 quarter. For the 2007 period, Government segment premium revenues were $9.2 billion, an increase of $2.5 billion, or 38.3%, compared to $6.7 billion for the 2006 period. This increase primarily was attributable to higher average Medicare membership from the expanded participation in various Medicare products. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 27.5% for the 2007 quarter and 41.4% for the 2007 period. Sales of our PFFS products drove the majority of the 173,900 increase in Medicare Advantage members since June 30, 2006. Average Medicare stand-alone PDP membership increased 20.7% for the 2007 quarter, and 51.4% for the 2007 period. Medicaid membership increased by 149,100 members from June 30, 2006 to June 30, 2007 primarily due to the award of a new Puerto Rico ASO contract during the fourth quarter of 2006. The increase has been partially offset by eligible Puerto Rico Medicaid members choosing to move into the Medicare Advantage program.

Commercial segment premium revenues decreased $56.5 million, or 3.6%, to $1.5 billion for the 2007 quarter. For the 2007 period, Commercial segment premium revenues decreased $112.9 million, or 3.6%, to $3.0 billion compared to $3.1 billion for the 2006 period. Lower premium revenues primarily resulted from a reduction of fully-insured membership partially offset by increases in average per member premiums. Our fully-insured membership decreased 7.8%, or 146,800 members, to 1,746,300 at June 30, 2007 compared to 1,893,100 at June 30, 2006 primarily as a result of a large group account moving from fully-insured to ASO on July 1, 2006, partially offset by membership gains in the small group, individual, and consumer-choice product lines. Average per member premiums for our fully-insured group medical members increased approximately 5% for the 2007 quarter and 2007 period. In addition, the 2007 period was impacted by the CHA Health acquisition which added $30.9 million in premium revenues.

Administrative Services Fees

Our administrative services fees for the 2007 quarter were $97.1 million, an increase of $13.4 million, or 16.0%, from $83.7 million for the 2006 quarter. For the 2007 period, administrative services fees were $193.0 million, an increase of $30.6 million, or 18.8%, from $162.4 million for the 2006 period. The increase was due to increases in both our Commercial and Government segments.

For the Commercial segment, administrative services fees increased $6.8 million, or 9.4%, from $72.6 million for the 2006 quarter to $79.4 million for the 2007 quarter. For the 2007 period, Commercial segment administrative services fees increased $18.8 million, or 13.5%, from $140.1 million for the 2006 period to $158.9 million for the 2007 period. This increase resulted from increased ASO membership and higher average per member fees. ASO membership of 1,420,800 members at June 30, 2006 increased 7.9% to 1,532,400 at June 30, 2007. Average per member fees increased approximately 3.2% in the 2007 quarter and approximately 6.3% in the 2007 period.

For the Government segment, administrative services fees increased $6.5 million, or 58.6%, to $17.7 million for the 2007 quarter. For the 2007 period, Government segment administrative services fees increased $11.8 million, or 52.5%, from $22.3 million for the 2006 period to $34.1 million for the 2007 period. This increase resulted from the DefenseWeb acquisition and the award of a new Puerto Rico ASO contract during the fourth quarter of 2006.

Investment Income

Investment income totaled $72.1 million for the 2007 quarter, an increase of $21.5 million from $50.6 million for the 2006 quarter primarily due to higher average invested balances. Investment income totaled $145.6 million for the 2007 period, a decrease of $3.9 million from $149.5 million for the 2006 period. The 2006 period included a $51.7 million gain realized related to the sale of a venture capital investment in the first quarter. Excluding the venture capital gain, investment income increased primarily due to higher average invested balances.

Other Revenue

Other revenue totaled $34.4 million for the 2007 quarter, an increase of $26.0 million from $8.4 million for the 2006 quarter. Other revenue totaled $65.3 million for the 2007 period, an increase of $51.6 million from $13.7 million for the 2006 period. The increase primarily was attributable to increased revenue from growth related to RightSource SM, our mail order pharmacy.

Medical Expense

Consolidated medical expenses increased $710.9 million, or 15.9%, during the 2007 quarter compared to the 2006 quarter. For the 2007 period, consolidated medical expense was $10.4 billion, an increase of $2.1 billion, or 25.9%, from the 2006 period. The increase primarily was driven by the increase in the number of Medicare members and an increase in average per member claims costs primarily from the effects of health care inflation.

The consolidated MER for the 2007 quarter was 83.4%, a 170 basis point decrease from 85.1% for the 2006 quarter due to improvements in MER for both the Commercial and Government segments. The consolidated MER for the 2007 period was 85.1%, an increase of 70 basis points from the 2006 period rate of 84.4%. An improvement in the Commercial segment MER was offset by a higher Government segment MER associated with the Medicare Part D business.

The Government segment’s medical expenses increased $791.5 million, or 24.9%, during the 2007 quarter compared to the 2006 quarter. For the 2007 period, the Government segment’s medical expenses increased $2.3 billion, or 39.8%, from the 2006 period. The increase primarily was due to an increase in the average number of Medicare members, including those enrolled in our PDPs, and to a lesser extent, an increase in average per member claims costs.

The Government segment’s MER for the 2007 quarter was 84.3%, a 170 basis point decrease from the 2006 quarter rate of 86.0%, reflecting a more normal MER pattern for the Part D benefit for 2007. For the 2007 period, the Government segment’s MER was 86.7%, an increase of 90 basis points from the 2006 period rate of 85.8%. The MER for the 2007 period included the combined effect of a seasonal pattern of higher medical expenses during the first half of the year associated with Part D benefits together with an increase in average stand-alone PDP membership for the 2007 period versus the 2006 period. The Part D benefit designs result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages of a member’s plan period and less in the later stages, resulting in a declining MER as the year progresses. The extended enrollment period in 2006, which ended June 30, 2006, skewed the standard pattern associated with the progression of members through the stages of Part D benefits. Following the reset of the benefit on January 1, 2007, we expect the total Medicare MER to decrease each sequential quarter of 2007.

The Commercial segment’s medical expenses decreased $80.6 million, or 6.2%, from the 2006 quarter to the 2007 quarter. For the 2007 period, the Commercial segment’s medical expenses decreased $136.1 million, or 5.3%, from the 2006 period. This decrease primarily results from the decrease in fully-insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully-insured group members was consistent with the increase in average per member premiums for the 2007 quarter and 2007 period, and is expected to rise in the range of 4.5% to 5.0% for the full year 2007. In addition, the 2007 period was impacted by the CHA Health acquisition which added $25.2 million in medical expenses.

The MER for the Commercial segment of 80.7% in the 2007 quarter decreased 220 basis points from the 2006 quarter MER of 82.9%. For the 2007 period, the Commercial segment’s MER of 80.1% decreased 140 basis points from the 2006 period MER of 81.5%. The decrease in MER primarily reflects improving medical cost utilization trends and an increase in the percentage of individual and small group members comprising our total fully-insured block. Individual and smaller group accounts generally carry a lower MER than larger group accounts.

SG&A Expense

Consolidated SG&A expenses increased $92.6 million, or 12.6%, during the 2007 quarter compared to the 2006 quarter. For the 2007 period, consolidated SG&A expenses increased $172.3 million, or 11.7%, from the 2006 period. The increase primarily resulted from an increase in the number of employees and increased sales and marketing costs due to the Medicare expansion, as well as expenses associated with RightSource SM, our mail order pharmacy.

The consolidated SG&A expense ratio for the 2007 quarter was 13.0%, decreasing 70 basis points from 13.7% for the 2006 quarter. For the 2007 period, the consolidated SG&A expense ratio was 13.2%, decreasing 160 basis points from 14.8% for the 2006 period. The SG&A expense ratio decrease resulted from improving administrative cost efficiency and productivity gains associated with servicing our members. The consolidated SG&A expense ratio is expected to be in the range of 13% to 14% for the full year 2007.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $46.9 million, or 11.0%, during the 2007 quarter compared to the 2006 quarter. For the 2007 period, SG&A expenses of $962.2 million increased $127.1 million, or 15.2%, from the 2006 period. The Government segment SG&A expense ratio decreased 150 basis points from 11.5% for the 2006 quarter to 10.0% for the 2007 quarter. For the 2007 period, the Government segment SG&A expense ratio of 10.4% decreased 210 basis points from 12.5% for the 2006 period. These changes resulted from efficiency and productivity gains associated with servicing higher average Medicare membership.

The Commercial segment SG&A expenses increased $45.7 million, or 14.8%, during the 2007 quarter compared to the 2006 quarter. The Commercial segment SG&A expenses increased $45.2 million, or 7.1%, during the 2007 period compared to the 2006 period. The Commercial segment SG&A expense ratio increased 310 basis points from 18.7% for the 2006 quarter to 21.8% for the 2007 quarter. For the 2007 period, the Commercial segment SG&A expense ratio of 21.2% increased 170 basis points from 19.5% for the 2006 period. This increase primarily resulted from the continued shift in the mix of membership towards ASO, an increase in the percentage of individual and small group members comprising our fully-insured membership, and administrative costs associated with increased business for our mail order pharmacy. At June 30, 2007, 46.7% of our Commercial segment medical membership was related to ASO business compared to 42.9% at June 30, 2006. Likewise, 29.4% of our Commercial segment medical membership was related to individual and small group accounts compared to 27.8% at June 30, 2006. ASO business carries a significantly higher SG&A ratio than fully-insured business, and individual and small group accounts bear a higher SG&A ratio as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2007 quarter totaled $54.3 million compared to $36.6 million for the 2006 quarter, an increase of $17.7 million, or 48.4%. Depreciation and amortization for the 2007 period totaled $94.3 million compared to $71.5 million for the 2006 period, an increase of $22.8 million, or 31.9%. The increase resulted primarily from shortening the useful life associated with abandoning equipment and software during the 2007 quarter, and from capital expenditures related to the Medicare expansion.

Interest Expense

Interest expense was $16.1 million for the 2007 quarter, compared to $16.9 million for the 2006 quarter, a decrease of $0.8 million primarily due to lower interest rates. Interest expense was $34.0 million for the 2007 period, compared to $30.3 million for the 2006 period, an increase of $3.7 million. This increase primarily resulted from higher average outstanding debt.

Income Taxes

Our effective tax rate during the 2007 period of 36.2% was comparable to the effective tax rate in the 2006 period.

Membership

The following table presents our medical and specialty membership at June 30, 2007, March 31, 2007, and at the end of each quarter in 2006:

	2007		2006
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,133,700	1,113,400	1,002,600	993,000	959,800	741,200
Medicare stand-alone PDP	3,440,100	3,473,700	3,536,600	3,521,000	3,458,800	1,959,000

Total Medicare	4,573,800	4,587,100	4,539,200	4,514,000	4,418,600	2,700,200

TRICARE	1,717,600	1,712,900	1,716,400	1,721,300	1,732,600	1,724,700
TRICARE ASO	1,150,600	1,165,500	1,163,600	1,141,400	1,141,900	1,149,300

Total TRICARE	2,868,200	2,878,400	2,880,000	2,862,700	2,874,500	2,874,000

Medicaid	384,900	384,000	390,700	412,600	418,500	427,000
Medicaid ASO	182,700	175,400	178,400	—	—	—

Total Medicaid	567,600	559,400	569,100	412,600	418,500	427,000

Total Government	8,009,600	8,024,900	7,988,300	7,789,300	7,711,600	6,001,200

Commercial segment:
Fully-insured	1,746,300	1,728,100	1,754,200	1,779,900	1,893,100	1,864,200
ASO	1,532,400	1,529,400	1,529,600	1,512,000	1,420,800	1,395,200

Total Commercial	3,278,700	3,257,500	3,283,800	3,291,900	3,313,900	3,259,400

Total medical members	11,288,300	11,282,400	11,272,100	11,081,200	11,025,500	9,260,600

Specialty Membership:
Commercial segment	1,930,000	1,935,200	1,902,800	1,899,700	1,894,900	1,882,300

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

Cash and cash equivalents increased to $3,720.8 million at June 30, 2007 from $1,740.3 million at December 31, 2006. The increase in cash and cash equivalents primarily was due to the early receipt of the July Medicare premium remittance and an increase in operating cash flows. The early receipt of the July Medicare premium remittance also resulted in an increase to unearned revenue in our condensed consolidated balance sheet at June 30, 2007. The change in cash and cash equivalents for the six months ended June 30, 2007 and 2006 is summarized as follows:

	2007	2006
	(in thousands)
Net cash provided by operating activities	$2,051,747	$1,542,828
Net cash used in investing activities	(1,032,461)	(834,453)
Net cash provided by financing activities	961,179	818,073

Increase in cash and cash equivalents	$1,980,465	$1,526,448

Cash Flow from Operating Activities

Our operating cash flows for the 2007 and 2006 periods were significantly impacted by the timing of the Medicare premium remittance which is payable to us on the first day of each month. When the first day of a month falls on a weekend or holiday, generally with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. As such, Medicare receipts for July 2007 of $1,175.3 million and July 2006 of $1,031.7 million were received in the second quarter of 2007 and 2006 (late June in each case) because July 1 fell on a weekend. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at June 30, 2007.

In addition to the impact from the timing of the Medicare premium receipts, operating cash flows improved due to Medicare enrollment growth and improved earnings. Our Medicare Part D results related to both stand-alone PDP and Medicare Advantage offerings reflect provisions for net amounts payable to CMS of $728.1 million for the 2006 contract year and net amounts receivable from CMS of $37.9 million for the 2007 contract year under the risk corridor terms of our contracts with CMS. The risk corridor amounts generally are expected to be settled with CMS in the subsequent year during the third or fourth quarter. For example, the $728.1 million risk corridor payable amount associated with the 2006 contract year is expected to be settled during the fourth quarter of 2007.

Comparisons of our operating cash flows also are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006	Change
	(in thousands)
TRICARE:
Base receivable	$499,407	$452,509	$46,898
Change orders	4,352	4,247	105

TRICARE subtotal	503,759	456,756	47,003

Medicare	124,168	143,875	(19,707)
Commercial and other	138,953	125,899	13,054
Allowance for doubtful accounts	(69,327)	(45,589)	(23,738)

Total net receivables	$697,553	$680,941	$16,612

TRICARE base receivables consist of estimated amounts owed from the federal government for claims incurred including claims incurred but not reported, or IBNR, and underwriting fees. The claim reimbursement component of TRICARE base receivables is generally collected over a three to four month period. The $46.9 million increase in base receivables primarily resulted from an increase in the underwriting fee receivables associated with the third option period.

The $19.7 million decrease in Medicare receivables as of June 30, 2007 as compared to December 31, 2006 primarily resulted from a decrease in receivables associated with CMS’s risk adjustment model.

The $23.7 million increase in the allowance for doubtful accounts resulted from the growth of the Medicare business.

The detail of medical and other expenses payable was as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006	Change
	(in thousands)
IBNR (1)	$1,882,042	$1,678,052	$203,990
TRICARE claims payable (2)	429,033	430,674	(1,641)
Reported claims in process (3)	122,225	98,033	24,192
Other medical expenses payable (4)	520,846	281,502	239,344

Total medical and other expenses payable	$2,954,146	$2,488,261	$465,885

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	TRICARE claims payable includes all claim activity associated with TRICARE, including IBNR and payables for sharing risk with the federal government for cost overruns.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable primarily increased during 2007 due to growth in Medicare membership, an increase in capitation payable, the timing of pharmacy payables, and to a lesser extent medical claims inflation.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $176.7 million in the 2007 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $114.7 million in the 2007 period compared to $82.0 million in the 2006 period. The increased spending in the 2007 period primarily resulted from the purchase of three medical centers in South Florida in the first quarter of 2007 for approximately $20.4 million that were previously leased. During the 2007 period, we paid $25.3 million to acquire DefenseWeb, net of $1.6 million of cash acquired, and $1.7 million to settle the purchase price contingencies associated with prior year acquisitions. During the 2006 period, we paid $21.8 million to acquire CHA Health, net of $43.5 million of cash acquired, and $4.1 million to settle the purchase price contingencies associated with prior year acquisitions. Excluding acquisitions, we expect our total capital expenditures in 2007 to approximate $220 million.

Cash Flow from Financing Activities

Net borrowings under our credit agreement decreased $50 million in the 2007 period and $200 million in the 2006 period. During the 2006 period, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the cost of the offering were $494.7 million. We used a portion of these net proceeds from the offering for the repayment of the outstanding balance under our credit agreement.

Receipts from CMS associated with Medicare Part D subsidized claims for which we do not assume risk were $259.4 million and $308.6 million more than claim payments during the 2007 and 2006 periods, respectively.

The remainder of the cash provided by financing activities in the 2007 and 2006 periods resulted primarily from the change in the securities lending payable, proceeds from stock option exercises, the tax benefit from stock compensation, and the change in book overdraft.

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

At June 30, 2007, we had $400 million of borrowings under the credit agreement outstanding at an interest rate of 5.7%. In addition, we have outstanding letters of credit of $1.8 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of June 30, 2007, we had $598.2 million of remaining borrowing capacity under the credit agreement. We have other customary, arm’s-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $2.8 million at June 30, 2007 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

Shelf Registration

We have a universal shelf registration statement filed with the SEC which allows us to sell our debt or equity securities, from time to time, with the amount, price and terms to be determined at the time of the sale. The net proceeds from any future sales of our securities under the universal shelf registration may be used for our operations and for other general corporate purposes, including repayment or refinancing of borrowings, working capital, capital expenditures, investments, acquisitions, or the repurchase of our outstanding securities.

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

As of June 30, 2007, we maintained aggregate statutory capital and surplus of $2,400.3 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated to $1,736.1 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2007, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $300 million to $350 million for the full year 2007.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity's solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at June 30, 2007, each of our subsidiaries would be in substantial compliance and we would have $583.4 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our principal accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2007.

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

•	future changes by Congress to government programs, particularly Medicare, which may affect our ability or willingness to participate in these programs;

•	any failure to manage administrative costs could hamper profitability;

•	any failure by us to manage acquisitions, and other significant transactions successfully could harm our financial results, business and prospects;

•	if we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected;

•	our recently implemented mail order pharmacy business subjects us to additional regulations in addition to those we face with our core health benefits businesses;

•	our ability to obtain funds from our subsidiaries is restricted;

•	downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations; and

•	increased litigation and negative publicity could increase our cost of doing business.

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

HUMANA INC.
(Registrant)

Date:	August 3, 2007	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)

Date:	August 3, 2007	By:	/s/ KATHLEEN PELLEGRINO
Kathleen Pellegrino
Acting General Counsel