Form 10-Q
period 2007-09-30
HUMANA INC
filed 2007-10-29
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2007
$0.16 2/3 par value	169,432,329 shares

Humana Inc.

FORM 10-Q

September 30, 2007

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,585,670	$1,740,304
Investment securities	3,475,300	3,192,273
Receivables, less allowance for doubtful accounts of $69,087 in 2007 and $45,589 in 2006:
Premiums	685,242	667,657
Administrative services fees	12,556	13,284
Securities lending collateral	830,589	627,990
Other current assets	1,612,467	1,091,465

Total current assets	9,201,824	7,332,973

Property and equipment, net	570,798	545,004
Other assets:
Long-term investment securities	420,769	414,877
Goodwill	1,330,585	1,310,631
Other long-term assets	548,530	524,011

Total other assets	2,299,884	2,249,519

Total assets	$12,072,506	$10,127,496

Liabilities and Stockholders’ Equity
Current liabilities:
Medical and other expenses payable	$2,881,329	$2,488,261
Trade accounts payable and accrued expenses	2,253,504	1,626,658
Book overdraft	253,356	293,605
Securities lending payable	830,589	627,990
Unearned revenues	177,080	155,298

Total current liabilities	6,395,858	5,191,812
Long-term debt	1,292,858	1,269,100
Other long-term liabilities	644,913	612,698

Total liabilities	8,333,629	7,073,610

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 185,973,713 shares issued at September 30, 2007 and 182,947,691 shares issued at December 31, 2006	30,995	30,491
Capital in excess of par value	1,462,953	1,357,077
Retained earnings	2,499,563	1,909,098
Accumulated other comprehensive loss	(11,042)	(13,205)
Treasury stock, at cost, 16,541,384 shares at September 30, 2007 and 16,314,151 shares at December 31, 2006	(243,592)	(229,575)

Total stockholders’ equity	3,738,877	3,053,886

Total liabilities and stockholders’ equity	$12,072,506	$10,127,496

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share results)
Revenues:
Premiums	$6,092,841	$5,486,368	$18,320,654	$15,272,329
Administrative services fees	101,531	86,332	294,488	248,721
Investment income	82,362	62,474	227,941	211,943
Other revenue	42,850	14,610	108,111	28,325

Total revenues	6,319,584	5,649,784	18,951,194	15,761,318

Operating expenses:
Medical	4,953,862	4,616,002	15,358,280	12,879,429
Selling, general and administrative	829,023	729,722	2,476,092	2,204,471
Depreciation and amortization	42,250	37,677	136,578	109,179

Total operating expenses	5,825,135	5,383,401	17,970,950	15,193,079

Income from operations	494,449	266,383	980,244	568,239
Interest expense	15,947	17,009	49,931	47,335

Income before income taxes	478,502	249,374	930,313	520,904
Provision for income taxes	176,124	90,176	339,848	188,502

Net income	$302,378	$159,198	$590,465	$332,402

Basic earnings per common share	$1.81	$0.97	$3.55	$2.03

Diluted earnings per common share	$1.78	$0.95	$3.48	$1.98

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$590,465	$332,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,578	109,179
Gain on sale of investment securities, net	(2,472)	(60,435)
Stock-based compensation	30,868	24,401
(Benefit) provision for deferred income taxes	(33,179)	22,269
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(16,857)	(5,509)
Other assets	(57,072)	(389,013)
Medical and other expenses payable	393,068	632,063
Other liabilities	335,155	465,993
Unearned revenues	21,782	20,892
Other, net	15,758	(431)

Net cash provided by operating activities	1,414,094	1,151,811

Cash flows from investing activities
Acquisitions, net of cash acquired	(27,506)	(26,362)
Purchases of property and equipment	(156,056)	(136,602)
Proceeds from sales of property and equipment	15,934	9,452
Purchases of investment securities	(2,631,990)	(3,505,391)
Maturities of investment securities	1,091,260	1,478,017
Proceeds from sales of investment securities	1,254,878	1,219,555
Change in securities lending collateral	(202,599)	(869,715)

Net cash used in investing activities	(656,079)	(1,831,046)

Cash flows from financing activities
Receipts from CMS contract deposits	1,948,062	1,427,849
Withdrawals from CMS contract deposits	(2,109,523)	(1,370,862)
Borrowings under credit agreement	1,185,000	250,000
Repayments under credit agreement	(1,160,000)	(300,000)
Proceeds from issuance of senior notes	—	498,545
Repayments of senior notes	—	(300,000)
Debt issue costs	—	(5,796)
Change in securities lending payable	202,599	869,715
Common stock repurchases	(14,017)	(15,570)
Change in book overdraft	(40,249)	1,239
Tax benefit from stock-based compensation	26,826	30,791
Proceeds from stock option exercises and other	48,653	42,542

Net cash provided by financing activities	87,351	1,128,453

Increase in cash and cash equivalents	845,366	449,218
Cash and cash equivalents at beginning of period	1,740,304	732,016

Cash and cash equivalents at end of period	$2,585,670	$1,181,234

Supplemental cash flow disclosures:
Interest payments	$49,596	$51,403
Income tax payments, net	$245,466	$98,557

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

(3) Acquisitions

In September 2007, our Commercial segment signed a definitive agreement to acquire KMG America Corporation, or KMG, a group and voluntary insurance benefits and third-party administration company, for cash consideration of approximately $155 million, including estimated transaction costs, plus the assumption of approximately $35 million of debt. This transaction, which is subject to KMG shareholder and regulatory approval, will be financed through a combination of cash and debt and is expected to be completed during the fourth quarter of 2007.

On October 1, 2007, our Commercial segment acquired CompBenefits Corporation, or CompBenefits, a provider of dental and vision benefit plans, for cash consideration of $368.7 million including estimated transaction costs. This transaction was financed through a combination of cash and debt. We currently are in the process of allocating the purchase price to the net tangible and intangible assets.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

(4) Medicare Part D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of September 30, 2007 and December 31, 2006. Net balances associated with the risk corridor payable of $725.5 million and CMS subsidies receivable of $264.7 million for the 2006 contract year are expected to be settled in the fourth quarter of 2007.

	September 30, 2007		December 31, 2006
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$83,486	$932,618	$18,365	$449,984
Trade accounts payable and accrued expenses	(805,318)	(648,891)	(757,084)	(327,718)

Net current (liability) asset	$(721,832)	$283,727	$(738,719)	$122,266

During the three and nine months ended September 30, 2007, we reduced medical expense by approximately $70 million for changes in estimates primarily associated with our 2006 Medicare Part D reconciliation with CMS.

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2007 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2006	$782,501	$528,130	$1,310,631
DefenseWeb acquisition	—	19,954	19,954

Balance at September 30, 2007	$782,501	$548,084	$1,330,585

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2007 and December 31, 2006:

	Weighted Average Life at 9/30/07	September 30, 2007			December 31, 2006
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Subscriber contracts	10.0 yrs	$119,144	$48,462	$70,682	$114,944	$36,449	$78,495
Provider contracts	14.5 yrs	11,500	2,617	8,883	11,500	2,012	9,488
Licenses and other	10.5 yrs	11,881	3,518	8,363	11,602	3,929	7,673

Total other intangible assets	10.4 yrs	$142,525	$54,597	$87,928	$138,046	$42,390	$95,656

Amortization expense for other intangible assets was approximately $14.5 million for the nine months ended September 30, 2007 and $15.2 million for the nine months ended September 30, 2006. The following table presents our estimate of amortization expense for the remaining three months of 2007 and for each of the five next succeeding fiscal years:

(in thousands)
For the three month period ending December 31, 2007	$4,315
For the years ending December 31,
2008	$15,500
2009	$11,500
2010	$10,500
2011	$10,300
2012	$10,100

(6) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$302,378	$159,198	$590,465	$332,402
Net unrealized investment gains (losses), net of tax	27,070	36,778	2,163	(31,406)

Comprehensive income, net of tax	$329,448	$195,976	$592,628	$300,996

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(7) Earnings Per Common Share

The following table provides details supporting the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share results)
Net income available for common stockholders	$302,378	$159,198	$590,465	$332,402

Weighted average outstanding shares of common stock used to compute basic earnings per common share	167,188	164,387	166,538	163,736
Dilutive effect of:
Employee stock options	2,109	3,606	2,365	3,732
Restricted stock	754	383	632	278

Shares used to compute diluted earnings per common share	170,051	168,376	169,535	167,746

Basic earnings per common share	$1.81	$0.97	$3.55	$2.03

Diluted earnings per common share	$1.78	$0.95	$3.48	$1.98

Number of antidilutive stock options and restricted stock excluded from computation	976	911	1,165	817

(8) Income Taxes

The effective income tax rate was 36.8% for the three months ended September 30, 2007 and 36.5% for the nine months ended September 30, 2007 compared to 36.2% for the three and nine months ended September 30, 2006.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The liability for unrecognized tax benefits, including interest and penalties, at December 31, 2006 was $15.6 million, all of which would affect the effective tax rate if recognized. There were no changes in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize penalties and interest accrued related to unrecognized tax benefits in tax expense. There were no material changes to the liability for unrecognized tax benefits or penalties and interest during the nine months ended September 30, 2007.

(9) Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the nine months ended September 30, 2007, primarily consisted of products covered under the Medicare Advantage and stand-alone PDP contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by May 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2008.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our TRICARE business, which accounted for approximately 12% of our total premiums and ASO fees for the nine months ended September 30, 2007, primarily consisted of the South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2007, the South Region contract was extended into the fourth option period, which runs from April 1, 2007 to March 31, 2008. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the fourth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business. A draft solicitation related to the new TRICARE contracts currently scheduled to begin April 1, 2009 was issued for industry comments. We expect to participate in the bid for these new contracts. In October 2007, we were awarded the Department of Veterans’ Affairs first specialty network demonstration project, known as Project HERO (Healthcare Effectiveness through Resource Optimization), to support healthcare delivery to veterans. The contract is comprised of one base period and four one-year option periods with services beginning January 1, 2008.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the nine months ended September 30, 2007, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. We currently are operating under contract extensions in Puerto Rico expiring on October 31, 2007 while we finalize rate negotiations for our contracts covering the period July 1, 2007 through June 30, 2008. The government of Puerto Rico has decided to delay the bid process for new contracts until as late as 2009. We currently are working with the Puerto Rico Health Insurance Administration and expect these efforts to result in a satisfactory relationship going forward. We are unable to predict the ultimate impact that any government policy or fiscal decisions might have on the continuation of our Medicaid contracts in Puerto Rico.

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

Our segment results were as follows for the three and nine months ended September 30, 2007 and 2006:

	Government Segment
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$2,825,587	$2,366,206	$8,372,736	$6,196,455
Medicare stand-alone PDP	890,420	851,398	2,848,105	2,168,310

Total Medicare	3,716,007	3,217,604	11,220,841	8,364,765
TRICARE	714,173	639,657	2,166,428	1,898,038
Medicaid	135,609	128,018	397,420	386,643

Total premiums	4,565,789	3,985,279	13,784,689	10,649,446
Administrative services fees	19,840	11,136	53,901	33,471
Investment income	49,786	33,155	135,378	68,893
Other revenue	441	390	1,208	1,374

Total revenues	4,635,856	4,029,960	13,975,176	10,753,184

Operating expenses:
Medical	3,717,624	3,389,150	11,713,142	9,107,593
Selling, general and administrative	468,431	403,951	1,430,675	1,239,085
Depreciation and amortization	23,873	20,857	78,803	61,374

Total operating expenses	4,209,928	3,813,958	13,222,620	10,408,052

Income from operations	425,928	216,002	752,556	345,132
Interest expense	9,629	8,998	29,602	18,575

Income before income taxes	$416,299	$207,004	$722,954	$326,557

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$910,754	$935,873	$2,756,483	$2,760,992
HMO	508,130	462,072	1,455,288	1,555,531

Total fully-insured	1,418,884	1,397,945	4,211,771	4,316,523
Specialty	108,168	103,144	324,194	306,360

Total premiums	1,527,052	1,501,089	4,535,965	4,622,883
Administrative services fees	81,691	75,196	240,587	215,250
Investment income	32,576	29,319	92,563	143,050
Other revenue	42,409	14,220	106,903	26,951

Total revenues	1,683,728	1,619,824	4,976,018	5,008,134

Operating expenses:
Medical	1,236,238	1,226,852	3,645,138	3,771,836
Selling, general and administrative	360,592	325,771	1,045,417	965,386
Depreciation and amortization	18,377	16,820	57,775	47,805

Total operating expenses	1,615,207	1,569,443	4,748,330	4,785,027

Income from operations	68,521	50,381	227,688	223,107
Interest expense	6,318	8,011	20,329	28,760

Income before income taxes	$62,203	$42,370	$207,359	$194,347

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health benefits companies, based on our 2006 revenues of $21.4 billion. We offer a diversified portfolio of health insurance products and related services through traditional and consumer-choice plans for government-sponsored programs, employer groups, and individuals. As of September 30, 2007, we had approximately 11.3 million members in our medical benefit programs, as well as approximately 1.9 million members in our specialty products programs.

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

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premium, ASO fee, and plan benefit levels that are commensurate with our medical and administrative costs. Medical costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and medical procedures, new prescription drugs and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulation.

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

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to significant growth. Medicare Advantage membership increased to

1,138,000 members at September 30, 2007, up 14.6% from 993,000 at September 30, 2006 and up 104.0% from 557,800 at December 31, 2005, primarily due to sales of Private Fee-For-Service, or PFFS, products. Average Medicare Advantage membership was 15.3% higher in the third quarter of 2007 compared to the third quarter of 2006, and average stand-alone PDP membership was 0.3% lower. Likewise, Medicare premium revenues have increased 15.5% to $3.7 billion for the third quarter of 2007 from $3.2 billion in the third quarter of 2006.

Our quarterly Government segment earnings are particularly impacted by seasonality associated with the Medicare Part D benefit structure. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages and less in the latter stages. As a result the Government segment’s MER for the third quarter of 2007 is lower than the MER for the first half of 2007.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and continue to exercise pricing discipline relative to our fully-insured accounts. Commercial segment medical membership increased by 7,200 members from September 30, 2006 to 3,299,100 at September 30, 2007 as a result of enrollment gains in the consumer-choice, individual, and ASO products offset by a decline in the fully-insured group product membership. Fully-insured consumer-choice membership increased 42.1% and individual membership increased 27.5% since September 30, 2006. ASO membership at September 30, 2007 was up 1.4% from September 30, 2006. These three areas, together with our small group business, now represent approximately 83% of our Commercial medical membership. As a result of this membership shift, MER declined to 81.0% during the third quarter of 2007 compared to 81.7% in the third quarter of 2006.

In addition, we are diversifying our Commercial segment revenues through expanded and new specialty product offerings including dental, vision, and voluntary insurance as a result of the acquisition of CompBenefits Corporation in the fourth quarter of 2007 and the pending KMG America Corporation acquisition announced in September 2007, each discussed further below. Along with our 2005 acquisition of Corphealth, Inc., a behavioral health care management company, these specialty acquisitions are anticipated to enhance our Commercial segment margins and our ability to appeal to more customers.

Other Highlights

•

Year over year comparisons were impacted by changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years which increased our Government segment’s results by $68.9 million pretax, or $0.25 per diluted common share, for the three and nine months ended September 30, 2007. In addition, a gain in the prior year first quarter of $51.7 million pretax, or $0.19 per diluted common share, from the sale of a venture capital investment also impacted year over year comparisons.

•	Cash flows from operations increased $262.3 million to $1,414.1 million for the nine months ended September 30, 2007 compared to $1,151.8 million for the nine months ended September 30, 2006.

•

In September 2007, we received approval from CMS to resume marketing of individual Medicare PFFS plans. This announcement ended the June 15, 2007 voluntary suspension agreed to in conjunction with other industry participants.

•

In October 2007, we were awarded the Department of Veterans’ Affairs first specialty network demonstration project, known as Project HERO (Healthcare Effectiveness through Resource Optimization), to support healthcare delivery to veterans.

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

Recent Acquisitions

In September 2007, our Commercial segment signed a definitive agreement to acquire KMG America Corporation, or KMG, a group and voluntary insurance benefits and third-party administration company, for cash consideration of approximately $155 million, including estimated transaction costs, plus the assumption of approximately $35 million of debt. This transaction, which is subject to KMG shareholder and regulatory approval, will be financed through a combination of cash and debt and is expected to be completed during the fourth quarter of 2007.

On October 1, 2007, our Commercial segment acquired CompBenefits Corporation, or CompBenefits, a provider of dental and vision benefit plans, for cash consideration of $368.7 million including estimated transaction costs. This transaction was financed through a combination of cash and debt.

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

Comparison of Results of Operations for 2007 and 2006

The following discussion primarily deals with our results of operations for the three months ended September 30, 2007, or the 2007 quarter, the three months ended September 30, 2006, or the 2006 quarter, the nine months ended September 30, 2007, or the 2007 period, and the nine months ended September 30, 2006, or the 2006 period.

The following table presents certain financial data for our two segments:

	For the three months ended September 30,		Change
	2007	2006	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:

Medicare Advantage	$2,825,587	$2,366,206	$459,381	19.4%
Medicare stand-alone PDP	890,420	851,398	39,022	4.6%

Total Medicare	3,716,007	3,217,604	498,403	15.5%
TRICARE	714,173	639,657	74,516	11.6%
Medicaid	135,609	128,018	7,591	5.9%

Total Government	4,565,789	3,985,279	580,510	14.6%

Fully-insured	1,418,884	1,397,945	20,939	1.5%
Specialty	108,168	103,144	5,024	4.9%

Total Commercial	1,527,052	1,501,089	25,963	1.7%

Total	$6,092,841	$5,486,368	$606,473	11.1%

Administrative services fees:
Government	$19,840	$11,136	$8,704	78.2%
Commercial	81,691	75,196	6,495	8.6%

Total	$101,531	$86,332	$15,199	17.6%

Income before income taxes:
Government	$416,299	$207,004	$209,295	101.1%
Commercial	62,203	42,370	19,833	46.8%

Total	$478,502	$249,374	$229,128	91.9%

Medical expense ratios (a):
Government	81.4%	85.0%		(3.6)%
Commercial	81.0%	81.7%		(0.7)%

Total	81.3%	84.1%		(2.8)%

SG&A expense ratios (b):
Government	10.2%	10.1%		0.1%
Commercial	21.8%	20.5%		1.3%

Total	13.3%	13.1%		0.2%

	For the nine months ended September 30,		Change
	2007	2006	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:

Medicare Advantage	$8,372,736	$6,196,455	$2,176,281	35.1%
Medicare stand-alone PDP	2,848,105	2,168,310	679,795	31.4%

Total Medicare	11,220,841	8,364,765	2,856,076	34.1%
TRICARE	2,166,428	1,898,038	268,390	14.1%
Medicaid	397,420	386,643	10,777	2.8%

Total Government	13,784,689	10,649,446	3,135,243	29.4%

Fully-insured	4,211,771	4,316,523	(104,752)	(2.4)%
Specialty	324,194	306,360	17,834	5.8%

Total Commercial	4,535,965	4,622,883	(86,918)	(1.9)%

Total	$18,320,654	$15,272,329	$3,048,325	20.0%

Administrative services fees:
Government	$53,901	$33,471	$20,430	61.0%
Commercial	240,587	215,250	25,337	11.8%

Total	$294,488	$248,721	$45,767	18.4%

Income before income taxes:
Government	$722,954	$326,557	$396,397	121.4%
Commercial	207,359	194,347	13,012	6.7%

Total	$930,313	$520,904	$409,409	78.6%

Medical expense ratios (a):
Government	85.0%	85.5%		(0.5)%
Commercial	80.4%	81.6%		(1.2)%

Total	83.8%	84.3%		(0.5)%

SG&A expense ratios (b):
Government	10.3%	11.6%		(1.3)%
Commercial	21.4%	19.8%		1.6%

Total	13.2%	14.2%		(1.0)%

(a)	Represents total medical expenses as a percentage of premium revenue. Also known as the MER.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenue. Also known as the SG&A expense ratio.

Ending medical membership was as follows at September 30, 2007 and 2006:

	September 30,		Change
	2007	2006	Members	Percentage
Government segment medical members:
Medicare Advantage	1,138,000	993,000	145,000	14.6%
Medicare stand-alone PDP	3,459,700	3,521,000	(61,300)	(1.7)%

Total Medicare	4,597,700	4,514,000	83,700	1.9%

TRICARE	1,720,400	1,721,300	(900)	(0.1)%
TRICARE ASO	1,137,000	1,141,400	(4,400)	(0.4)%

Total TRICARE	2,857,400	2,862,700	(5,300)	(0.2)%

Medicaid	383,800	412,600	(28,800)	(7.0)%
Medicaid ASO	182,800	—	182,800	100.0%

Total Medicaid	566,600	412,600	154,000	37.3%

Total Government	8,021,700	7,789,300	232,400	3.0%

Commercial segment medical members:
Fully-insured	1,765,200	1,779,900	(14,700)	(0.8)%
ASO	1,533,900	1,512,000	21,900	1.4%

Total Commercial	3,299,100	3,291,900	7,200	0.2%

Total medical membership	11,320,800	11,081,200	239,600	2.2%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $302.4 million, or $1.78 per diluted common share, in the 2007 quarter compared to $159.2 million, or $0.95 per diluted common share, in the 2006 quarter. Net income was $590.5 million, or $3.48 per diluted common share, in the 2007 period compared to $332.4 million, or $1.98 per diluted common share, in the 2006 period. The 2007 quarter and period’s net income included $43.0 million, or $0.25 per diluted common share, from changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years. The 2006 period’s net income included $32.2 million, or $0.19 per diluted common share, from the sale of a venture capital investment in the first quarter. Excluding these items, the year-over-year increase in earnings primarily resulted from higher operating earnings in our Government segment largely due to increased premium revenue from higher average Medicare membership.

Premium Revenues and Medical Membership

Premium revenues increased $0.6 billion, or 11.1%, to $6.1 billion for the 2007 quarter, compared to $5.5 billion for the 2006 quarter primarily due to higher premium revenues in the Government segment. For the 2007 period, premium revenues were $18.3 billion, an increase of $3.0 billion, or 20.0%, compared to $15.3 billion for the 2006 period. Higher Government segment premium revenues were partially offset by a decrease in Commercial segment premium revenues. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, the mix of benefit plans selected by our membership, the impact of the risk corridor provisions, and changes in health status factors or risk adjustment provisions.

Government segment premium revenues increased $580.5 million, or 14.6%, to $4.6 billion for the 2007 quarter, compared to $4.0 billion for the 2006 quarter. For the 2007 period, Government segment premium revenues were $13.8 billion, an increase of $3.2 billion, or 29.4%, compared to $10.6 billion for the 2006 period. These increases primarily were attributable to higher average Medicare membership from the expanded participation in various Medicare products. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 15.3% for the 2007 quarter compared to the 2006 quarter and 31.3% for the 2007 period compared to the 2006 period. Sales of our PFFS products drove the majority of the 145,000 increase in Medicare Advantage members since September 30, 2006. Average Medicare stand-alone PDP membership increased 29.1% for the 2007 period compared to the 2006 period. Medicaid membership increased by 154,000 members from September 30,

2006 to September 30, 2007 primarily due to the award of a new Puerto Rico ASO contract during the fourth quarter of 2006. The increase has been partially offset by eligible Puerto Rico Medicaid members choosing to move into the Medicare Advantage program.

Commercial segment premium revenues increased $26.0 million, or 1.7%, to $1.5 billion for the 2007 quarter primarily due to increases in average per member premiums offset by a decrease in average fully-insured membership. For the 2007 period, Commercial segment premium revenues decreased $86.9 million, or 1.9%, to $4.5 billion compared to $4.6 billion for the 2006 period. Lower premium revenues primarily resulted from a reduction of average fully-insured group membership partially offset by increases in average per member premiums. Average fully-insured group membership decreased 8.6% for the 2007 period compared to the 2006 period primarily as a result of a large group account moving from fully-insured to ASO on July 1, 2006, partially offset by membership gains in the individual, consumer-choice, and small group product lines. Average per member premiums for our fully-insured group medical members increased approximately 5.5% and 5.3% for the 2007 quarter and 2007 period, respectively.

Administrative Services Fees

Our administrative services fees for the 2007 quarter were $101.5 million, an increase of $15.2 million, or 17.6%, from $86.3 million for the 2006 quarter. For the 2007 period, administrative services fees were $294.5 million, an increase of $45.8 million, or 18.4%, from $248.7 million for the 2006 period. The increase was due to increases in both our Government and Commercial segments.

For the Government segment, administrative services fees increased $8.7 million, or 78.2%, to $19.8 million for the 2007 quarter. For the 2007 period, Government segment administrative services fees increased $20.4 million, or 61.0%, from $33.5 million for the 2006 period to $53.9 million for the 2007 period. This increase resulted from the DefenseWeb acquisition and the award of a new Puerto Rico ASO contract during the fourth quarter of 2006.

For the Commercial segment, administrative services fees increased $6.5 million, or 8.6%, from $75.2 million for the 2006 quarter to $81.7 million for the 2007 quarter. For the 2007 period, Commercial segment administrative services fees increased $25.3 million, or 11.8%, from $215.3 million for the 2006 period to $240.6 million for the 2007 period. This increase resulted from higher average ASO membership and higher average per member fees. Average ASO medical membership increased 2.4% for the 2007 quarter compared to the 2006 quarter and 6.6% for the 2007 period compared to the 2006 period. Average per member fees increased approximately 6.3% in the 2007 quarter and period.

Investment Income

Investment income totaled $82.4 million for the 2007 quarter, an increase of $19.9 million from $62.5 million for the 2006 quarter primarily due to higher average invested balances. Investment income totaled $227.9 million for the 2007 period, an increase of $16.0 million from $211.9 million for the 2006 period. The 2006 period included a $51.7 million realized gain related to the sale of a venture capital investment in the first quarter. Excluding the venture capital gain, investment income increased primarily due to higher average invested balances.

Other Revenue

Other revenue totaled $42.9 million for the 2007 quarter, an increase of $28.3 million from $14.6 million for the 2006 quarter. Other revenue totaled $108.1 million for the 2007 period, an increase of $79.8 million from $28.3 million for the 2006 period. The increase primarily was attributable to increased revenue from growth related to RightSource SM, our mail order pharmacy.

Medical Expense

Consolidated medical expenses increased $337.9 million, or 7.3%, during the 2007 quarter compared to the 2006 quarter. For the 2007 period, consolidated medical expense was $15.4 billion, an increase of $2.5 billion, or 19.2%, from the 2006 period. The increase primarily was driven by the increase in the average number of Medicare members and an increase in average per member claims costs primarily from the effects of health care inflation.

The consolidated MER for the 2007 quarter was 81.3%, a 280 basis point decrease from 84.1% for the 2006 quarter. The consolidated MER for the 2007 period was 83.8%, a decrease of 50 basis points from 84.3% for the 2006 period. The decrease primarily was attributable to improvements in MER for both the Commercial and Government segments.

The Government segment’s medical expenses increased $328.5 million, or 9.7%, during the 2007 quarter compared to the 2006 quarter primarily due to higher average Medicare membership. For the 2007 period, the

Government segment’s medical expenses increased $2.6 billion, or 28.6%, from the 2006 period. The increase primarily was due to an increase in the average number of Medicare members, including those enrolled in our PDPs, and to a lesser extent, an increase in average per member claims costs.

The Government segment’s MER for the 2007 quarter was 81.4%, a 360 basis point decrease from the 2006 quarter rate of 85.0%. For the 2007 period, the Government segment’s MER was 85.0%, a decrease of 50 basis points from the 2006 period rate of 85.5%. The decrease in MER resulted from a combination of a more normal MER pattern for the Part D benefit and changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years. Part D benefit designs result in us sharing a greater portion of the responsibilities for total pharmacy costs in the early stages of a member’s plan period and less in the later stages, resulting in a declining MER as the year progresses. The extended enrollment period in 2006, which ended June 30, 2006, skewed the standard pattern associated with the progression of members through the stages of Part D benefits. Changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to the prior years decreased the MER 150 basis points for the 2007 quarter and 50 basis points for the 2007 period. These changes in estimates resulted from 1) the resolution of first year Medicare Part D implementation matters including enrollment discrepancies; and 2) the adjustment of certain TRICARE reserves as a result of the settlement of claims payment accuracy provisions for prior option periods.

The Commercial segment’s medical expenses increased $9.4 million, or 0.8%, from the 2006 quarter to the 2007 quarter. For the 2007 period, the Commercial segment’s medical expenses decreased $126.7 million, or 3.4%, from the 2006 period. This decrease primarily results from the decrease in fully-insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully-insured group members was consistent with the increase in average per member premiums for the 2007 quarter and 2007 period, and is expected to rise in the range of 4.5% to 5.0% for the full year 2007.

The MER for the Commercial segment of 81.0% in the 2007 quarter decreased 70 basis points from the 2006 quarter MER of 81.7%. For the 2007 period, the Commercial segment’s MER of 80.4% decreased 120 basis points from the 2006 period MER of 81.6%. The decrease in MER primarily reflects an increase in the percentage of individual and small group members comprising our total fully-insured block and improving medical cost utilization trends. Individual and smaller group accounts generally carry a lower MER and a higher SG&A expense ratio compared to larger group accounts due to higher distribution costs. See SG&A expense ratio discussion in the following section.

SG&A Expense

Consolidated SG&A expenses increased $99.3 million, or 13.6%, during the 2007 quarter compared to the 2006 quarter. For the 2007 period, consolidated SG&A expenses increased $271.6 million, or 12.3%, from the 2006 period. The increase primarily resulted from an increase in the number of employees due to the Medicare expansion and expenses associated with RightSource SM, our mail order pharmacy.

The consolidated SG&A expense ratio for the 2007 quarter was 13.3%, increasing 20 basis points from 13.1% for the 2006 quarter as a result of higher SG&A expense ratios in both the Government and Commercial segments. For the 2007 period, the consolidated SG&A expense ratio was 13.2%, decreasing 100 basis points from 14.2% for the 2006 period. The SG&A expense ratio decrease resulted from improving administrative cost efficiency and productivity gains associated with servicing our members. The consolidated SG&A expense ratio is expected to be in the range of 13.5% to 14.0% for the full year 2007.

Our Government and Commercial segments bear direct and indirect overhead SG&A expenses. We allocate indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $64.5 million, or 16.0%, during the 2007 quarter compared to the 2006 quarter. For the 2007 period, SG&A expenses of $1,430.7 million increased $191.6 million, or 15.5%, from the 2006 period. The Government segment SG&A expense ratio increased 10 basis points from 10.1% for the 2006 quarter to 10.2% for the 2007 quarter. For the 2007 period, the Government segment SG&A expense ratio of 10.3% decreased 130 basis points from 11.6% for the 2006 period. The 2007 period change primarily resulted from efficiency and productivity gains associated with servicing higher average Medicare membership.

The Commercial segment SG&A expenses increased $34.8 million, or 10.7%, during the 2007 quarter compared to the 2006 quarter. The Commercial segment SG&A expense ratio increased 130 basis points from 20.5% for the 2006 quarter to 21.8% for the 2007 quarter. This increase was primarily due to an increase in the percentage of ASO, individual, and small group members comprising our Commercial medical membership and administrative costs associated with increased business for our mail order pharmacy. The Commercial segment SG&A expenses increased $80.0 million, or 8.3%, during the 2007 period compared to the 2006 period. For the

2007 period, the Commercial segment SG&A expense ratio of 21.4% increased 160 basis points from 19.8% for the 2006 period. This increase primarily resulted from the continued shift in the mix of membership towards ASO, an increase in the percentage of individual and small group members comprising our fully-insured membership, and administrative costs associated with increased business for our mail order pharmacy. For the 2007 period, 46.9% of our Commercial segment average medical membership was related to ASO business compared to 43.8% for the 2006 period. Likewise, 29.8% of our Commercial segment medical membership was related to individual and small group accounts compared to 28.0% at September 30, 2006. Fee based ASO business carries a higher SG&A expense ratio than fully-insured business since there is no medical expense or offsetting premium revenue. Additionally, individual and smaller group accounts carry a higher SG&A expense ratio due to higher distribution costs compared to larger group accounts.

Depreciation and Amortization

Depreciation and amortization for the 2007 quarter totaled $42.3 million compared to $37.7 million for the 2006 quarter, an increase of $4.6 million, or 12.2%. This increase primarily resulted from capital expenditures related to the Medicare expansion. Depreciation and amortization for the 2007 period totaled $136.6 million compared to $109.2 million for the 2006 period, an increase of $27.4 million, or 25.1%. The increase primarily resulted from shortening the useful life associated with abandoning equipment and software and from capital expenditures related to the Medicare expansion.

Interest Expense

Interest expense was $15.9 million for the 2007 quarter, compared to $17.0 million for the 2006 quarter, a decrease of $1.1 million primarily due to lower interest rates. Interest expense was $49.9 million for the 2007 period, compared to $47.3 million for the 2006 period, an increase of $2.6 million. This increase primarily resulted from higher average outstanding debt partially offset by lower interest rates.

Income Taxes

Our effective tax rate of 36.5% during the 2007 period compared to the effective tax rate of 36.2% in the 2006 period.

Membership

The following table presents our medical and specialty membership at September 30, 2007, June 30, 2007, March 31, 2007, and at the end of each quarter in 2006:

	2007			2006
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,138,000	1,133,700	1,113,400	1,002,600	993,000	959,800	741,200
Medicare stand-alone PDP	3,459,700	3,440,100	3,473,700	3,536,600	3,521,000	3,458,800	1,959,000

Total Medicare	4,597,700	4,573,800	4,587,100	4,539,200	4,514,000	4,418,600	2,700,200

TRICARE	1,720,400	1,717,600	1,712,900	1,716,400	1,721,300	1,732,600	1,724,700
TRICARE ASO	1,137,000	1,150,600	1,165,500	1,163,600	1,141,400	1,141,900	1,149,300

Total TRICARE	2,857,400	2,868,200	2,878,400	2,880,000	2,862,700	2,874,500	2,874,000

Medicaid	383,800	384,900	384,000	390,700	412,600	418,500	427,000
Medicaid ASO	182,800	182,700	175,400	178,400	—	—	—

Total Medicaid	566,600	567,600	559,400	569,100	412,600	418,500	427,000

Total Government	8,021,700	8,009,600	8,024,900	7,988,300	7,789,300	7,711,600	6,001,200

Commercial segment:
Fully-insured	1,765,200	1,746,300	1,728,100	1,754,200	1,779,900	1,893,100	1,864,200
ASO	1,533,900	1,532,400	1,529,400	1,529,600	1,512,000	1,420,800	1,395,200

Total Commercial	3,299,100	3,278,700	3,257,500	3,283,800	3,291,900	3,313,900	3,259,400

Total medical members	11,320,800	11,288,300	11,282,400	11,272,100	11,081,200	11,025,500	9,260,600

Specialty Membership:
Commercial segment	1,930,100	1,930,000	1,935,200	1,902,800	1,899,700	1,894,900	1,882,300

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

Cash and cash equivalents increased to $2,585.7 million at September 30, 2007 from $1,740.3 million at December 31, 2006. The change in cash and cash equivalents for the nine months ended September 30, 2007 and 2006 is summarized as follows:

	2007	2006
	(in thousands)
Net cash provided by operating activities	$1,414,094	$1,151,811
Net cash used in investing activities	(656,079)	(1,831,046)
Net cash provided by financing activities	87,351	1,128,453

Increase in cash and cash equivalents	$845,366	$449,218

Cash Flow from Operating Activities

Operating cash flows improved due to Medicare enrollment growth and improved earnings. Our Medicare Part D results related to both stand-alone PDP and Medicare Advantage offerings reflect provisions for net amounts payable to CMS of $725.5 million for the 2006 contract year and net amounts receivable from CMS of $3.7 million for the 2007 contract year under the risk corridor terms of our contracts with CMS. The risk corridor amounts generally are expected to be settled with CMS in the subsequent year during the third or fourth quarter. For example, the $725.5 million risk corridor payable amount associated with the 2006 contract year is expected to be settled during the fourth quarter of 2007.

Comparisons of our operating cash flows also are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and administrative services fees and payments of medical expenses. We illustrate these changes with the following summary of receivables and medical and other expenses payable.

The detail of total net receivables was as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006	Change
	(in thousands)
TRICARE:
Base receivable	$509,969	$452,509	$57,460
Change orders	5,339	4,247	1,092

TRICARE subtotal	515,308	456,756	58,552
Medicare	111,249	143,875	(32,626)
Commercial and other	140,328	125,899	14,429
Allowance for doubtful accounts	(69,087)	(45,589)	(23,498)

Total net receivables	$697,798	$680,941	$16,857

TRICARE base receivables consist of estimated amounts owed from the federal government for claims incurred including claims incurred but not reported, or IBNR, and underwriting fees. The claim reimbursement component of TRICARE base receivables is generally collected over a three to four month period. The $57.5 million increase in base receivables primarily resulted from an increase in the risk share receivable associated with the third option period, a substantial portion of which was collected in October 2007.

The $32.6 million decrease in Medicare receivables as of September 30, 2007 as compared to December 31, 2006 primarily resulted from the net collection of receivables associated with CMS’s risk adjustment model.

The $23.5 million increase in the allowance for doubtful accounts resulted from the growth of the Medicare business.

The detail of medical and other expenses payable was as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006	Change
	(in thousands)
IBNR (1)	$1,907,964	$1,678,052	$229,912
TRICARE claims payable (2)	413,114	430,674	(17,560)
Reported claims in process (3)	108,593	98,033	10,560
Other medical expenses payable (4)	451,658	281,502	170,156

Total medical and other expenses payable	$2,881,329	$2,488,261	$393,068

(1)	IBNR represents an estimate of medical expenses payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	TRICARE claims payable includes all claim activity associated with TRICARE, including IBNR and payables for sharing risk with the federal government for cost overruns.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other medical expenses payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Medical and other expenses payable increased during 2007 primarily due to growth in Medicare membership, an increase in capitation payable, the timing of pharmacy payables, and to a lesser extent medical claims inflation.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $285.9 million in the 2007 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $156.1 million in the 2007 period compared to $136.6 million in the 2006 period. The increased spending in the 2007 period primarily resulted from the purchase of three medical centers in South Florida in the first quarter of 2007 for approximately $20.4 million that were previously leased. During the 2007 period, we paid $25.3 million to acquire DefenseWeb, net of $1.6 million of cash acquired, $0.5 million for transaction costs associated with the CompBenefits acquisition, and $1.7 million to settle the purchase price contingencies associated with prior year acquisitions. During the 2006 period, we paid $26.4 million, net of $43.6 million of cash acquired, related to acquisitions, primarily the May 1, 2006 acquisition of CHA Health. Excluding acquisitions, we expect our total capital expenditures in 2007 to approximate $220 million.

Cash Flow from Financing Activities

Net borrowings under our credit agreement increased $25.0 million in the 2007 period and decreased $50.0 million in the 2006 period. During the 2006 period, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the cost of the offering were $494.4 million. We used a portion of these net proceeds from the offering for the repayment of the outstanding balance under our credit agreement and the repayment of our $300 million of 7.25% senior notes which matured on August 1, 2006.

Receipts from CMS associated with Medicare Part D subsidized claims for which we do not assume risk were $161.5 million less than claim payments during the 2007 period and $57.0 million more than claims paid during the 2006 period.

The remainder of the cash provided by financing activities in the 2007 and 2006 periods primarily resulted from the change in the securities lending payable, proceeds from stock option exercises, the tax benefit from stock compensation, and the change in book overdraft.

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

At September 30, 2007, we had $475 million of borrowings under the credit agreement outstanding at an interest rate of 5.6%. In addition, we have outstanding letters of credit of $1.8 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of September 30, 2007, we had $523.2 million of remaining borrowing capacity under the credit agreement. We have other customary, arm’s-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $2.7 million at September 30, 2007 represent financing for the renovation of a building, bear interest at 2% per annum, are collateralized by the building, and are payable in various installments through 2014.

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

Based on the most recently filed statutory financial statements as of June 30, 2007, we maintained aggregate statutory capital and surplus of $2,400.3 million in our state regulated subsidiaries. Each of these subsidiaries was in compliance with applicable statutory requirements which aggregated to $1,736.1 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2007, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, in the range of $275 million to $300 million for the full year 2007.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico, each of our subsidiaries would be in substantial compliance and we would have $583.4 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements based on the most recently filed statutory financial statements as of June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our principal accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2007.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

10	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (As amended through August 23, 2007).

12	Computation of ratio of earnings to fixed charges.

31.1	CEO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	October 29, 2007	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)

Date:	October 29, 2007	By:	/s/ KATHLEEN PELLEGRINO
Kathleen Pellegrino
Acting General Counsel