Form 10-K
period 2007-12-31
HUMANA INC
filed 2008-02-25
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $10,250,115,899 calculated using the average price on such date of $61.41.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2008 was 170,173,405.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A covering the Annual Meeting of Stockholders scheduled to be held April 24, 2008.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

PART I

ITEM 1.	BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc., referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2007 revenues of $25.3 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit plans for employer groups, government benefit programs, and individuals. As of December 31, 2007, we had approximately 11.5 million members in our medical benefit plans, as well as approximately 6.8 million members in our specialty products. During 2007, 71% of our premiums and administrative services fees were derived from contracts with the federal government, including 17% related to our contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, and 12% related to our military services contracts. Under our CMS contracts in Florida, we provide health insurance coverage to approximately 507,700 members as of December 31, 2007.

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

Business Segments

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS 131, which aggregates products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

Our Products

As more fully described in the products discussion that follows, we provide health insurance benefits under health maintenance organization, or HMO, Private Fee-For-Service, or PFFS, and preferred provider organization, or PPO, plans. In addition, we provide other benefits with our specialty products including dental, vision, and other supplementary benefits. The following table presents our segment membership at December 31, 2007, and premiums and administrative services only, or ASO, fees by product for the year ended December 31, 2007:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
	(dollars in thousands)
Government:
Medicare Advantage:
HMO	453,100	—	$5,378,804	$—	$5,378,804	21.7%
PFFS	615,800	—	5,146,955	—	5,146,955	20.7%
PPO	74,100	—	647,658	—	647,658	2.6%

Total Medicare Advantage	1,143,000	—	11,173,417	—	11,173,417	45.0%

Medicare stand-alone PDP	3,442,000	—	3,668,425	—	3,668,425	14.8%

Total Medicare	4,585,000	—	14,841,842	—	14,841,842	59.8%

Medicaid insured	384,400	—	555,594	—	555,594	2.3%
Medicaid ASO	180,600	—	—	8,556	8,556	—%

Total Medicaid	565,000	—	555,594	8,556	564,150	2.3%

Military services insured	1,719,100	—	2,839,790	—	2,839,790	11.4%
Military services ASO	1,146,800	—	—	65,103	65,103	0.3%

Total military services	2,865,900	—	2,839,790	65,103	2,904,893	11.7%

Total Government	8,015,900	—	18,237,226	73,659	18,310,885	73.8%

Commercial:
Fully-insured:
PPO	1,215,800	—	3,664,019	—	3,664,019	14.7%
HMO	592,800	—	1,998,981	—	1,998,981	8.1%

Total fully-insured	1,808,600	—	5,663,000	—	5,663,000	22.8%
ASO	1,643,000	—	—	307,823	307,823	1.2%
Specialty	—	6,783,800	534,121	10,033	544,154	2.2%

Total Commercial	3,451,600	6,783,800	6,197,121	317,856	6,514,977	26.2%

Total	11,467,500	6,783,800	$24,434,347	$391,515	$24,825,862	100.0%

Our Products Marketed to Government Segment Members and Beneficiaries

Medicare

We have participated in the Medicare program for private health plans for over 20 years. Since recent significant changes were made to the Medicare program for health plans like those offered by us, we have expanded from a regional to a national presence, now offering at least one type of Medicare plan in all 50 states. The resulting growing membership base provides us with greater leverage to expand our network of PPO and HMO providers. We employ strategies including health assessments and programs such as Personal Nurse®, a case management and disease management program, and a fitness program for seniors to guide Medicare beneficiaries in making cost-effective decisions with respect to their health care, including cost savings that occur from making positive behavior changes that result in living healthier.

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

Medicare Advantage Products

We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits including wellness programs to Medicare eligible persons under HMO, PPO, and PFFS plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. We refer to beneficiaries enrolled in these plans collectively as Medicare Advantage, or MA-PD, members. With each of these products, the beneficiary receives benefits in excess of traditional Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data mining techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, disease management programs, wellness and prevention programs, and a reduced monthly Part B premium. Since 2006, Medicare beneficiaries have had more health plan options, including a prescription drug benefit option and greater access to a PPO offering with the roll-out of Regional PPO plans. Prior to 2006, PPO plans were offered on a local basis only. Most Medicare Advantage plans must offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.

Our Medicare HMO and PPO plans, which cover Medicare-eligible individuals residing in certain counties, may eliminate or reduce coinsurance or the level of deductibles on many other medical services while seeking care from participating in-network providers or in emergency situations. Except in emergency situations, HMO plans provide no out-of-network benefits. PPO plans carry an out-of network benefit that is subject to higher member cost-sharing. In many cases, these beneficiaries also may be required to pay a monthly premium to the HMO or PPO plan in addition to the monthly Part B premium they are required to pay the Medicare program.

Our Medicare PFFS plans have no preferred network. Individuals in these plans pay us a monthly premium to receive typical Medicare Advantage benefits along with the freedom to choose any health care provider that accepts individuals at reimbursement rates equivalent to traditional Medicare payment rates.

CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits and Improvement Protection Act of 2000 (BIPA), uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS transitioned to this risk-based reimbursement model while the old reimbursement model based on demographic data including gender, age, and disability status was phased out. In 2006, the portion of risk adjusted payment was increased to 75% from 50% in 2005. The phase-in of risk adjusted payment increased to 100% in 2007. Under the risk adjustment methodology, all health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines.

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

At December 31, 2007, we provided health insurance coverage under CMS contracts to approximately 1,143,000 MA-PD members for which we received premium revenues of approximately $11.2 billion, or 45.0% of our total premiums and ASO fees for the year ended December 31, 2007. Under our Medicare Advantage contracts with CMS in Florida, we provided health insurance coverage to approximately 325,000 members. These contracts accounted for premium revenues of approximately $4.2 billion, which represented approximately 37.5% of our Medicare Advantage premium revenues, or 16.8% of our total premiums and ASO fees for the year ended December 31, 2007.

Our HMO, PFFS, and PPO products covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage business have been renewed for 2008.

Medicare Stand-Alone Prescription Drug Products

On January 1, 2006, we began offering stand-alone prescription drug plans, or PDPs, under Medicare Part D. Generally, Medicare-eligible individuals enroll in one of our three plan choices between November 15 and December 31 for coverage that begins January 1. The enrollment period was extended to May 31 during 2006 because it was the first year of the program. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and co-insurance. Our revenues from CMS and the beneficiary are determined from our bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described beginning on page 56. Our stand-alone PDP contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP business have been renewed for 2008.

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

Our Medicaid business, which accounted for approximately 2.3% of our total premiums and ASO fees for the year ended December 31, 2007, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico.

Military Services

Under our TRICARE South Region contract with the Department of Defense, we provide health insurance coverage to the dependents of active duty military personnel and to retired military personnel and their dependents. Currently, three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in a HMO-like plan with a point-of-service option or take advantage of reduced copayments by using a network of preferred providers, similar to a PPO.

We have participated in the TRICARE program since 1996 under contracts with the United States Department of Defense. Our current TRICARE South Region contract, which we were awarded in 2003, covers approximately 2.9 million eligible beneficiaries as of December 31, 2007 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas and Oklahoma. The South Region is one of the three regions in the United States as defined by the Department of Defense. Of these eligible beneficiaries, 1.1 million were TRICARE ASO members representing active duty beneficiaries, seniors over the age of 65 and beneficiaries in Puerto Rico for which the Department of Defense retains all of the risk of financing the cost of their health benefit. We have subcontracted with third parties to provide selected administration and specialty services under the contract. The TRICARE South Region contract is for a five-year period subject to annual renewals at the federal government’s option, with the fifth option period scheduled to begin April 1, 2008 and run through March 31, 2009. The Department of Defense has the option to extend the current contract for up to six months under existing terms. Congressional authority has also been granted to extend the contract in one year increments for a maximum of two additional years. In the second quarter of 2007, a draft solicitation related to the new TRICARE contracts, currently scheduled to begin April 1, 2009, was issued for industry comment. Currently, we are anticipating a formal request for proposal, or RFP, for the TRICARE contracts.

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

For the year ended December 31, 2007, TRICARE premium revenues were approximately $2.8 billion, or 11.4% of our total premiums and ASO fees, and TRICARE ASO fees totaled $65.1 million, or 0.3% of our total premiums and ASO fees.

In October 2007, we were awarded the Department of Veterans Affairs first specialty network demonstration project, known as Project HERO (Healthcare Effectiveness through Resource Optimization), to support healthcare delivery to veterans. The contract is comprised of one base period and four one-year option periods subject to annual renewals at the federal government’s option, with services beginning January 1, 2008.

International and Green Ribbon Health Operations

We established our subsidiary Humana Europe in the United Kingdom to provide commissioning support to Primary Care Trusts, or PCTs, in England. Under the contracts we are awarded, we will work in partnership with local PCTs, health care providers, and patients to strengthen health-service delivery and to implement strategies at a local level to help the National Health Service enhance patient experience, improve clinical outcomes, and reduce costs. We are in the start-up phase in anticipation of rendering services under contracts.

We participate in a Medicare Health Support pilot program through Green Ribbon Health, or GRH, a joint-venture company with Pfizer Health Solutions Inc. GRH is designed to support Medicare beneficiaries living with diabetes and/or congestive heart failure in Central Florida. GRH uses disease management initiatives including evidence-based clinical guidelines, personal self-directed change strategies, and personal nurses to help participants navigate the health system. Revenues under the contract with CMS, which expires October 31, 2008 unless terminated earlier, are subject to refund unless a savings target is met. To date, all revenues have been deferred until reliable estimates are determinable.

Our Products Marketed to Commercial Segment Employers and Members

Smart Plans and Other Consumer Products

Over the last several years, we have developed and offered various commercial products designed to provide options and choices to employers that are annually facing substantial premium increases driven by double-digit medical cost inflation. These Smart plans, discussed more fully below, and other consumer offerings, which can be offered on either a fully-insured or ASO basis, provided coverage to approximately 564,700 members at December 31, 2007, representing approximately 16.4% of our total commercial medical membership as detailed below.

	Smart Plans and Other Consumer Membership	Other Commercial Membership	Commercial Medical Membership
Fully-insured	327,900	1,480,700	1,808,600
ASO	236,800	1,406,200	1,643,000

Total Commercial medical	564,700	2,886,900	3,451,600

These products are often offered to employer groups as “bundles”, where the subscribers are offered various HMO and PPO options, with various employer contribution strategies as determined by the employer.

Paramount to our product strategy, we have developed a group of innovative consumer products, styled as “Smart” products, that we believe will be a long-term solution for employers. We believe this new generation of products provides more (1) choices for the individual consumer, (2) transparency of provider costs, and (3) benefit designs that engage consumers in the costs and effectiveness of health care choices. Innovative tools and technology are available to assist consumers with these decisions, including the trade-offs between higher premiums and point-of-service costs at the time consumers choose their plans, and to suggest ways in which the consumers can maximize their individual benefits at the point they use their plans. We believe that when consumers can make informed choices about the cost and effectiveness of their health care, a sustainable long term solution for employers can be realized. Smart products, which accounted for approximately 55% of enrollment in all of our consumer-choice plans as of December 31, 2007, are only sold to employers who use Humana as their sole health insurance carrier.

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

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, together with some copayments, health care services received from, or approved by, the member’s primary care physician. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and spouses. For the year ended December 31, 2007, commercial HMO premium revenues totaled approximately $2.0 billion, or 8.1% of our total premiums and ASO fees.

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

For the year ended December 31, 2007, employer and individual commercial PPO premium revenues totaled approximately $3.7 billion, or 14.7% of our total premiums and ASO fees.

ASO

In addition to fully-insured Smart plans and other consumer offerings, HMO and PPO products, we also offer ASO products to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured PPO, HMO or Smart plans and other consumer products described previously. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, most ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. For the year ended December 31, 2007, commercial ASO fees totaled $307.8 million, or 1.2% of our total premiums and ASO fees.

Specialty

We also offer various specialty products including dental, vision, and other supplemental products. During 2007, we made investments which significantly expanded our specialty product offerings with the acquisitions of CompBenefits Corporation and KMG America Corporation. These acquisitions significantly increased our dental membership and added new product offerings including vision and other supplemental health and life benefit plans primarily sold on a voluntary basis. The supplemental health plans cover, for example, some of the costs associated with cancer and critical illness. At December 31, 2007, we had approximately 6.8 million specialty members, including 3.6 million dental members and 2.3 million vision members. For the year ended December 31, 2007, specialty product premiums and ASO fees were approximately $544.2 million, or 2.2% of our total premiums and ASO fees.

Membership

The following table summarizes our total medical membership at December 31, 2007, by market and product:

	Government				Commercial
	Medicare Advantage	Medicare Stand-alone PDP	Medicaid	Military services	PPO	HMO	ASO	Total	Percent of Total
	(in thousands)
Florida	325.0	182.7	39.6	—	125.2	162.6	89.5	924.6	8.1%
Texas	64.7	257.0	—	—	253.3	106.8	174.5	856.3	7.5%
Kentucky	42.3	71.6	—	—	157.7	34.6	494.7	800.9	7.0%
Illinois	47.7	93.4	—	—	123.5	58.4	129.2	452.2	3.9%
Puerto Rico	19.0	0.2	344.8	—	40.1	17.9	22.5	444.5	3.9%
Wisconsin	45.2	60.6	—	—	71.1	57.0	207.8	441.7	3.8%
Ohio	40.5	118.9	—	—	59.1	57.5	163.3	439.3	3.8%
Missouri/Kansas	54.1	181.8	—	—	46.3	15.4	5.2	302.8	2.6%
Louisiana	54.3	60.7	—	—	38.2	22.0	124.3	299.5	2.6%
California	2.6	246.7	—	—	1.4	—	—	250.7	2.2%
Indiana	22.7	110.8	—	—	47.1	0.9	54.4	235.9	2.1%
Georgia	32.4	87.6	—	—	18.8	39.8	16.4	195.0	1.7%
Tennessee	18.2	99.6	—	—	40.7	—	30.9	189.4	1.6%
North Carolina	57.6	120.5	—	—	4.8	—	—	182.9	1.6%
Arizona	28.7	48.2	—	—	43.9	19.4	31.0	171.2	1.5%
Michigan	20.8	101.6	—	—	44.8	—	3.2	170.4	1.5%
New York	1.6	153.8	—	—	—	—	—	155.4	1.3%
Virginia	44.8	95.5	—	—	1.2	—	—	141.5	1.2%
Pennsylvania	14.9	119.1	—	—	3.2	—	—	137.2	1.2%
Mississippi	9.6	84.1	—	—	15.1	—	2.3	111.1	1.0%
Colorado	13.5	38.7	—	—	57.9	0.5	—	110.6	1.0%
Minnesota	33.8	71.3	—	—	—	—	0.2	105.3	0.9%
Puerto Rico ASO	—	—	180.6	—	—	—	—	180.6	1.6%
Military services	—	—	—	1,719.1	—	—	—	1,719.1	15.0%
Military services ASO	—	—	—	1,146.8	—	—	—	1,146.8	10.0%
Others	149.0	1,037.6	—	—	22.4	—	93.6	1,302.6	11.4%

Totals	1,143.0	3,442.0	565.0	2,865.9	1,215.8	592.8	1,643.0	11,467.5	100.0%

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

Capitation

For 2.3% of our December 31, 2007 medical membership, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a benefits ratio ranging from 82% to 89%. The benefits ratio measures underwriting profitability and is computed by taking total benefit expenses as a percentage of premium revenues. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For another 4.7% of our December 31, 2007 medical membership, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include physician capitation payments for services rendered, we share hospital and other benefit expenses and process substantially all of the claims under these arrangements.

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

Medical membership under these various arrangements was as follows at December 31, 2007 and 2006:

	Government Segment						Commercial Segment
	Medicare Advantage	Medicare stand-alone PDP	Military services	Military Services ASO	Medicaid	Total Segment	Fully- Insured	ASO	Total Segment	Total Medical
Medical Membership:

December 31, 2007
Capitated HMO hospital system based	27,000	—	—	—	—	27,000	24,500	—	24,500	51,500
Capitated HMO physician group based	23,000	—	—	—	150,500	173,500	25,800	—	25,800	199,300
Risk-sharing	275,200	—	—	—	230,800	506,000	26,000	—	26,000	532,000
Other	817,800	3,442,000	1,719,100	1,146,800	183,700	7,309,400	1,732,300	1,643,000	3,375,300	10,684,700

Total	1,143,000	3,442,000	1,719,100	1,146,800	565,000	8,015,900	1,808,600	1,643,000	3,451,600	11,467,500

December 31, 2006
Capitated HMO hospital system based	29,800	—	—	—	—	29,800	33,600	—	33,600	63,400
Capitated HMO physician group based	23,900	—	—	—	148,300	172,200	29,900	—	29,900	202,100
Risk-sharing	279,300	—	—	—	239,700	519,000	25,900	—	25,900	544,900
Other	669,600	3,536,600	1,716,400	1,163,600	181,100	7,267,300	1,664,800	1,529,600	3,194,400	10,461,700

Total	1,002,600	3,536,600	1,716,400	1,163,600	569,100	7,988,300	1,754,200	1,529,600	3,283,800	11,272,100

Medical Membership Distribution:

December 31, 2007
Capitated HMO hospital system based	2.4%	—	—	—	—	0.3%	1.4%	—	0.7%	0.5%
Capitated HMO physician group based	2.0%	—	—	—	26.6%	2.2%	1.4%	—	0.8%	1.8%
Risk-sharing	24.1%	—	—	—	40.9%	6.3%	1.4%	—	0.8%	4.7%
All other membership	71.5%	100.0%	100.0%	100.0%	32.5%	91.2%	95.8%	100.0%	97.7%	93.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2006
Capitated HMO hospital system based	3.0%	—	—	—	—	0.4%	1.9%	—	1.0%	0.6%
Capitated HMO physician group based	2.4%	—	—	—	26.1%	2.2%	1.7%	—	0.9%	1.8%
Risk-sharing	27.9%	—	—	—	42.1%	6.4%	1.5%	—	0.8%	4.8%
All other membership	66.7%	100.0%	100.0%	100.0%	31.8%	91.0%	94.9%	100.0%	97.3%	92.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Capitation expense as a percentage of total benefit expense was as follows for the years ended December 31, 2007, 2006, and 2005:

	2007		2006		2005
	(dollars in thousands)
Benefit Expenses:
Capitated HMO expense	$366,075	1.8%	$382,584	2.2%	$456,123	3.9%
Other benefit expense	19,904,456	98.2%	17,038,620	97.8%	11,195,347	96.1%

Consolidated benefit expense	$20,270,531	100.0%	$17,421,204	100.0%	$11,651,470	100.0%

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

We request accreditation for certain of our HMO plans from NCQA and the American Accreditation Healthcare Commission, also known as the Utilization Review Accreditation Commission, or URAC. URAC performs reviews for utilization management standards and for health plan and health network standards in quality management, credentialing, rights and responsibilities, and network management. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Accreditation specific to the utilization review process also is required in the state of Georgia for licensure as an HMO or PPO. Certain commercial businesses, like those impacted by a third-party labor agreement or those where a request is made by the employer, may require or prefer accredited health plans.

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

At December 31, 2007, we employed approximately 1,800 sales representatives, who are each paid a salary and per member commission to market our Medicare and Medicaid products in the United States and Puerto Rico. We employed approximately 600 telemarketing representatives who assisted in the marketing of Medicare and Medicaid products by making appointments for sales representatives with prospective members. We also market our Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations, and Neighborhood Markets across the country providing an opportunity to enroll Medicare eligible individuals in person. In addition, we market our Medicare products through licensed independent brokers and agents including strategic alliances with State Farm® and USAA. We generally pay brokers a commission based on premiums, including bonuses based on sales volume.

Individuals become members of our commercial HMOs and PPOs through their employers or other groups which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. We also offer commercial health insurance and specialty products directly to individuals.

At December 31, 2007, we used licensed independent brokers and agents and approximately 700 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

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

Underwriting techniques are not employed in connection with our Medicare, military services, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or prior medical history.

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

Government Regulation

Federal regulation

Government regulation of health care products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have broad discretion to issue regulations and interpret and enforce laws and rules. The passing of the Medicare Modernization Act of 2003, or MMA, represents the most sweeping changes to Medicare since the BBA in 1997. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These regulatory revisions could affect our operations and financial results. Also, it may become increasingly difficult to control medical costs if federal and state bodies continue to consider and enact significant and sometimes onerous managed care laws and regulations.

State and local regulation

We are also subject to substantial regulation by the states in which we do business. We regularly are audited and subject to various enforcement actions by state departments of insurance. These departments enforce laws relating to all aspects of our operations, including benefit offerings, marketing, claim payments, subsidiary capital requirements, and premium rate setting, especially with regard to our small group business. Although any of the pending government actions could result in assessment of damages, civil or criminal fines or penalties, and other sanctions against us, including exclusion from participation in government programs, we do not believe the results of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows.

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

Employees

As of December 31, 2007, we had approximately 25,000 employees, including 28 employees covered by collective bargaining agreements. We believe we have good relations with our employees and have not experienced any work stoppages.

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

If the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of benefits payable or future policy benefits payable based upon our estimates of future benefit claims are inadequate, our profitability could decline.

We use a significant portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

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

Failure to adequately price our products or estimate sufficient benefits payable or future policy benefits payable may result in a material adverse effect on our financial position, results of operations and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could decline.

We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program as well as in Smart plans and other consumer health plans, such as high deductible health plans with HSAs. We believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs.

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

Additionally, our strategy includes the growth of our Commercial segment business, with emphasis on our ASO and individual products, introduction of new products and benefit designs, including our Smart plans and other consumer offerings such as HSAs, and our specialty products, as well as the adoption of new technologies and the integration of acquired businesses and contracts.

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

See “Legal Proceedings” in Note 14 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, Military, and Medicaid programs. Our Government segment accounted for approximately 74% of our total premiums and ASO fees for the year ended December 31, 2007 and we expect the Government segment to account for a greater percentage of our total premiums and ASO fees in 2008. These programs involve various risks, including:

•	at December 31, 2007, under our contracts with CMS we provided health insurance coverage to approximately 507,700 Medicare members in Florida. These contracts accounted for approximately

17% of our total premiums and ASO fees for the year ended December 31, 2007. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows;

•

at December 31, 2007, our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2007, primarily consisted of the TRICARE South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2007, the South Region contract was extended into the fourth option period, which runs from April 1, 2007 to March 31, 2008 and covers 2.9 million beneficiaries. We have received a notice from the government of its intent to renew the fifth option period which runs from April 1, 2008 to March 31, 2009. The Department of Defense has the option to extend the current contract for up to six months under existing terms. Congressional authority has also been granted to extend the contract in one year increments for a maximum of two additional years. In the second quarter of 2007, a draft solicitation related to the new TRICARE contracts, currently scheduled to begin April 1, 2009, was issued for industry comment. Currently, we are anticipating a formal request for proposal, or RFP, for the TRICARE contracts. If we were not awarded a new TRICARE contract, it would have a material adverse effect on our business, results of operation and financial condition. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the fourth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business;

•

at December 31, 2007, under our contracts with the Puerto Rico Health Insurance Administration, we provided health insurance coverage to approximately 525,400 Medicaid members in Puerto Rico. These contracts accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2007. These contracts for the East and Southeast regions of Puerto Rico are effective from November 1, 2006 through June 30, 2008. In 2007, we also entered into an ASO contract with the Puerto Rico Health Administration for the Metro North Region which is effective from November 1, 2006 through October 31, 2009. The loss of these contracts or significant changes in the Puerto Rico Medicaid program as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows;

•

the possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act;

•

CMS has implemented a risk adjustment model which apportions premiums paid to Medicare health plans according to health severity. A risk adjustment model pays more for enrollees with predictably higher costs. Under the risk adjustment methodology, all Medicare health plans must collect, capture and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare health plans. CMS has transitioned to the risk adjustment model for Medicare Advantage plans. In 2006, the portion of risk adjusted payment was increased to 75% from 50% in 2005. The phase-in of risk adjusted payment was increased to 100% in 2007;

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

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain including member eligibility differences with CMS. Beginning in 2008, the risk corridor thresholds increase which means we will bear more risk. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net liability of $102.6 million at December 31, 2007.

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

Based on the most recent statutory financial statements as of December 31, 2007, we maintained aggregate statutory capital and surplus of $2,905.2 million in our state regulated subsidiaries. This compares to applicable statutory requirements which aggregated $1,810.5 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2008, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, of approximately $200 million in 2008.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at December 31, 2007, we would have $966.3 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements based on the most recent statutory financial statements as of December 31, 2007.

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

We are also subject to various governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations are also conducted by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, and the Defense Contract Audit Agency. Several departments of insurance are currently investigating the practices of insurance brokers, particularly in the Medicare marketing area. All of these activities could result in the loss of licensure or the right to participate in various programs, or the imposition of fines, penalties and other civil and criminal sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

Other areas subject to substantial regulation include:

•	licensing requirements;

•	approval of policy language and benefits;

•	mandated benefits and processes;

•	approval of entry, withdrawal or re-entry into a state or market;

•	premium rates; and

•	periodic examinations by state and federal agencies.

Two areas of legislation that can impact the company are experiencing an increase in activity. These are Medicare funding under MMA and proposals to expand health insurance coverage. MMA funding and associated program structure is an area of substantial legislative attention that may be influenced by federal budget considerations and Medicare spending trends. The federal and state efforts to expand access to health coverage may offer opportunities to serve individuals who are not currently in the health insurance market through public program expansions, coverage connectors or premium assistance programs. Some access proposals also include increased regulation of our commercial business, particularly small group and individual, through a combination of benefit mandates, underwriting restrictions, rating limitations and assessments.

State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	health insurance access and affordability;

•	regulation of broker licensing, particularly in the Medicare marketing area;

•	e-connectivity;

•	universal health coverage;

•	disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency;

•	disclosure of provider quality information; and

•	formation of regional/national association health plans for small employers.

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

We are also subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

While it is not possible to predict when and whether fundamental policy changes would occur, these could include policy changes on the local, state, and federal level that could fundamentally change the dynamics of our industry, such as a larger role of the government in the health care arena. Changes in public policy could materially affect our profitability and cash flow, our ability to retain or grow our business, and our financial position.

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

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. In 2007, we acquired KMG America Corporation, CompBenefits Corporation, and DefenseWeb Technologies, Inc. The failure to successfully integrate each and all of these entities may adversely impact our revenues and results of operations. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. We may also be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.

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

Changes in economic conditions could adversely affect our business and results of operations.

Recent events, including fallout from problems in the U.S. credit markets, indicate a potential near-term recession in the U.S. economy. The state of the U.S. economy could adversely affect our employer group renewal prospects and our ability to collect or increase premiums. The state of the U.S. economy could also adversely affect the budget of individual states and of the federal government. That could result in attempts to reduce payments in our federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs, and could result in an increase in taxes and assessments on our activities. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs which could adversely affect our financial position, results of operations, and cash flows.

Increased litigation and negative publicity could increase our cost of doing business.

The health benefits industry continues to receive significant negative publicity reflecting the public perception of the industry. This publicity and perception have been accompanied by increased litigation, including some large jury awards, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products or services, may increase the regulatory burdens under which we operate and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations, and cash flows.

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

We own or lease these principal operating facilities in addition to other administrative market offices and medical centers. We no longer operate most of these medical centers but, rather, lease or sublease them to their provider operators. The following table lists the location of properties we owned or leased, including our principal operating facilities, at December 31, 2007:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	5	46	6	70	127
Texas	—	—	2	35	37
Kentucky	—	—	10	13	23
Ohio	—	—	—	17	17
Puerto Rico	—	—	—	17	17
Georgia	—	—	—	16	16
Louisiana	—	—	—	13	13
South Carolina	—	—	6	5	11
Illinois	1	1	—	7	9
Wisconsin	—	—	1	8	9
Others	—	—	—	115	115

Total	6	47	25	316	394

ITEM 3.	LEGAL PROCEEDINGS

We are party to a variety of legal actions in the ordinary course of business, including employment matters, breach of contract actions, and tort claims. See “Legal Proceedings” in Note 14 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)	Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2007 and 2006:

	High	Low
Year Ended December 31, 2007
First quarter	$63.45	$52.25
Second quarter	$65.81	$59.05
Third quarter	$71.13	$58.39
Fourth quarter	$78.46	$70.20

Year Ended December 31, 2006
First quarter	$57.67	$48.91
Second quarter	$53.76	$41.60
Third quarter	$67.94	$51.54
Fourth quarter	$67.97	$51.60

b)	Holders of our Capital Stock

As of January 31, 2008, there were approximately 5,200 holders of record of our common stock and approximately 89,000 beneficial holders of our common stock.

c)	Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we currently plan to retain our earnings for future operations and growth of our businesses.

d)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

e)	Stock Performance

The following graph compares the performance of the our common stock to the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Morgan Stanley Health Care Payer Index (“Peer Group”) for the five years ended December 31, 2007. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2002.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
HUM	$100	$229	$297	$543	$553	$753
S&P 500	$100	$126	$138	$142	$161	$167
Peer Group	$100	$169	$246	$338	$360	$419

f)	Issuer Purchases of Equity Securities

On February 21, 2008, the Board of Directors authorized the use of up to $150 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions.

There were no common shares acquired by the Company in open market transactions in 2007. During 2007, we acquired 406,377 shares of our common stock in connection with employee stock plans at an aggregate cost of $27.4 million, or an average of $67.45 per share.

ITEM 6.	SELECTED FINANCIAL DATA

	2007 (a)	2006 (b)	2005 (c)	2004 (d)	2003 (e)
	(in thousands, except per common share results, membership and ratios)
Summary of Operations:
Revenues:
Premiums	$24,434,347	$20,729,182	$14,001,591	$12,689,432	$11,825,283
Administrative services fees	391,515	341,211	259,437	272,796	271,676
Investment income	314,239	291,880	142,976	132,838	122,041
Other revenue	149,888	54,264	14,123	9,259	7,311

Total revenues	25,289,989	21,416,537	14,418,127	13,104,325	12,226,311

Operating expenses:
Benefits	20,270,531	17,421,204	11,651,470	10,669,647	9,879,421
Selling, general and administrative	3,476,468	3,021,509	2,195,604	1,894,336	1,866,531
Depreciation and amortization	184,812	148,598	128,858	117,792	126,779

Total operating expenses	23,931,811	20,591,311	13,975,932	12,681,775	11,872,731

Income from operations	1,358,178	825,226	442,195	422,550	353,580
Interest expense	68,878	63,141	39,315	23,172	17,367

Income before income taxes	1,289,300	762,085	402,880	399,378	336,213
Provision for income taxes	455,616	274,662	106,150	129,431	112,474

Net income	$833,684	$487,423	$296,730	$269,947	$223,739

Basic earnings per common share	$5.00	$2.97	$1.83	$1.68	$1.41

Diluted earnings per common share	$4.91	$2.90	$1.79	$1.66	$1.38

Financial Position:
Cash and investments	$6,690,820	$5,347,454	$3,477,955	$3,074,189	$2,927,213
Total assets	12,879,074	10,098,486	6,846,851	5,645,523	5,375,449
Benefits payable	2,696,833	2,410,407	1,849,142	1,389,845	1,260,546
Debt	1,687,823	1,269,100	815,044	636,696	642,638
Stockholders’ equity	4,028,937	3,053,886	2,508,874	2,124,248	1,868,972
Key Financial Indicators:
Benefits ratio	83.0%	84.0%	83.2%	84.1%	83.5%
SG&A expense ratio	13.9%	14.3%	15.4%	14.6%	15.4%
Medical Membership by Segment:
Government:
Medicare Advantage	1,143,000	1,002,600	557,800	377,200	328,600
Medicare stand-alone PDP	3,442,000	3,536,600	—	—	—

Total Medicare	4,585,000	4,539,200	557,800	377,200	328,600

Military services insured	1,719,100	1,716,400	1,750,900	1,789,400	1,849,700
Military services ASO	1,146,800	1,163,600	1,138,200	1,082,400	1,057,200

Total military services	2,865,900	2,880,000	2,889,100	2,871,800	2,906,900

Medicaid insured	384,400	390,700	457,900	478,600	468,900
Medicaid ASO	180,600	178,400	—	—	—

Total Medicaid	565,000	569,100	457,900	478,600	468,900

Total Government	8,015,900	7,988,300	3,904,800	3,727,600	3,704,400

Commercial:
Fully-insured	1,808,600	1,754,200	1,999,800	2,286,500	2,352,800
ASO	1,643,000	1,529,600	1,171,000	1,018,600	712,400

Total Commercial	3,451,600	3,283,800	3,170,800	3,305,100	3,065,200

Total medical membership	11,467,500	11,272,100	7,075,600	7,032,700	6,769,600

Specialty Membership:
Dental	3,639,800	1,452,000	1,456,500	1,246,700	1,147,400
Vision	2,272,800	—	—	—	—
Other supplemental benefits	871,200	450,800	445,600	461,500	520,700

Total specialty membership	6,783,800	1,902,800	1,902,100	1,708,200	1,668,100

(a)	Includes the acquired operations of DefenseWeb Technologies, Inc. from March 1, 2007, the acquired operations of CompBenefits Corporation from October 1, 2007, and the acquired operations of KMG America Corporation from November 30, 2007. Also includes the benefit of $68.9 million ($43.0 million after tax, or $0.25 per diluted share) related to our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years.
(b)	Includes the acquired operations of CHA Service Company from May 1, 2006.
(c)	Includes the acquired operations of CarePlus Health Plans of Florida from February 16, 2005, and the acquired operations of Corphealth, Inc. from December 20, 2005. Also includes expenses of $71.9 million ($44.8 million after tax, or $0.27 per diluted common share) for a class action litigation settlement, as well as expenses of $27.0 million ($16.9 million after tax, or $0.10 per diluted common share) related to Hurricane Katrina. These expenses were partially offset by the realization of a tax gain contingency of $22.8 million, or $0.14 per diluted share.
(d)	Includes the acquired operations of Ochsner Health Plan from April 1, 2004.
(e)	Includes expenses of $30.8 million pretax ($18.8 million after tax, or $0.12 per diluted common share) for the writedown of building and equipment and software abandonment expenses. These expenses were partially offset by a gain of $15.2 million pretax ($10.1 million after tax, or $0.06 per diluted common share) for the sale of a venture capital investment. The net impact of these items reduced pretax income by $15.6 million ($8.7 million after tax, or $0.05 per diluted common share).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2007 revenues of $25.3 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit plans for employer groups, government benefit programs, and individuals. As of December 31, 2007, we had approximately 11.5 million members in our medical benefit plans, as well as approximately 6.8 million members in our specialty products.

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. We identified our segments in accordance with the aggregation provisions of SFAS 131, which aggregates products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premium, ASO fee, and plan benefit levels that are commensurate with our benefit and administrative costs. Benefit costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and medical procedures, new prescription drugs and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulation.

Our industry relies on two key statistics to measure performance. The benefits ratio, which is computed by taking total benefit expenses as a percentage of premium revenues, represents a statistic used to measure underwriting profitability. The selling, general, and administrative expense ratio, or SG&A expense ratio, which is computed by taking total selling, general and administrative expenses as a percentage of premium revenues, administrative services fees and other revenues, represents a statistic used to measure administrative spending efficiency.

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to significant growth. Medicare Advantage membership increased to 1,143,000 members at December 31, 2007, up 14.0% from 1,002,600 at December 31, 2006 and up 104.9% from 557,800 at December 31, 2005, primarily due to sales of Private Fee-For-Service, or PFFS, products. Average Medicare Advantage membership was 26.4% higher for the year ended December 31, 2007 compared to the year ended December 31, 2006, and average stand-alone PDP membership was 19.5% higher. Likewise, Medicare premium revenues have increased $3.3 billion, or 28.5%, to $14.8 billion for the year ended December 31, 2007 from $11.5 billion for the year ended December 31, 2006. We expect Medicare Advantage membership to continue to grow into 2008, adding between 200,000 and 250,000 members by December 31, 2008, with a shift in sales mix towards our PPO and HMO offerings.

Our quarterly Government segment earnings are particularly impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages and less in the latter stages. As a result the Government segment’s benefits ratio generally improves as the year progresses. In addition, the number of low-income senior members as well as year over year changes in the mix of membership in our stand-alone PDP products, Standard, Enhanced, and Complete, affect the quarterly benefits ratio pattern. We expect the combination of these items will result in a greater proportion of earnings for 2008 to be earned in the first half versus the second half when compared to the quarterly earnings pattern in 2007.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and continue to exercise pricing discipline relative to our fully-insured accounts. Commercial segment medical membership increased by 167,800 members from December 31, 2006 to 3,451,600 at December 31, 2007 primarily as a result of the acquisition of KMG America Corporation, discussed more fully below, which added approximately 95,900 members, primarily ASO. The remaining increase primarily was due to enrollment gains in strategic areas of commercial growth including Smart plans and other consumer offerings, individual, small group, and ASO products, partially offset by a decline in the fully-insured larger group product membership. Membership changes from exercising pricing discipline and sales focused on strategic growth areas resulted in a decline in the benefits ratio to 80.5% for the year ended December 31, 2007 compared to 81.7% for the year ended December 31, 2006.

In addition, we are diversifying our Commercial segment revenues through expanded and new specialty product offerings with the acquisitions of CompBenefits Corporation and KMG America Corporation in the fourth quarter of 2007, each discussed further below. These acquisitions significantly increased our dental membership and added new product offerings including vision and other supplemental health and life benefit plans primarily sold on a voluntary basis. The supplemental health plans cover, for example, some of the costs associated with cancer and critical illness. Along with our 2005 acquisition of Corphealth, Inc., a behavioral health care management company, these specialty acquisitions are anticipated to enhance our Commercial segment margins and our ability to appeal to more customers.

Other Highlights

•	Earnings increased 69% to $4.91 per diluted common share in 2007 from $2.90 per diluted common share in 2006, primarily due to increased premium revenue from higher average Medicare membership.

•

Year over year comparisons were impacted by changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years which increased our Government segment’s results by $68.9 million pretax, or $0.25 per diluted common share, for the year ended December 31, 2007. In addition, a gain in the first quarter of 2006 of $51.7 million pretax, or $0.19 per diluted common share, from the sale of a venture capital investment also impacted year over year comparisons.

•

Cash flows from operations decreased $462.4 million to $1,224.3 million for the year ended December 31, 2007 compared to $1,686.7 million for the year ended December 31, 2006. Our operating cash flows were unfavorably impacted by the Part D provisions of our Medicare contracts, primarily the 2007 payment of the $725.5 million risk corridor payable to CMS associated with the 2006 contract year, partially offset by improvement in operating earnings.

•

In September 2007, we received approval from CMS to resume marketing of individual Medicare PFFS plans. This announcement ended the June 15, 2007 voluntary suspension agreed to in conjunction with other industry participants.

•

In October 2007, we were awarded the Department of Veterans Affairs first specialty network demonstration project, known as Project HERO (Healthcare Effectiveness through Resource Optimization), to support healthcare delivery to veterans.

•	Currently, we are anticipating a formal request for proposal, or RFP, for the TRICARE contracts.

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

Recent Acquisitions

On November 30, 2007, our Commercial segment acquired KMG America Corporation, or KMG, for cash consideration of $156.3 million including direct transaction costs, plus the assumption of $36.1 million of long-term debt. KMG provides long-duration insurance benefits including supplemental health and life benefit plans. On October 1, 2007, our Commercial segment acquired CompBenefits Corporation, or CompBenefits, for cash consideration of $369.1 million including direct transaction costs. CompBenefits provides dental and vision insurance benefits. These acquisitions, which were financed through a combination of cash and borrowings under our credit agreement, expand our commercial product offerings allowing for significant cross-selling opportunities with our medical insurance products.

On March 1, 2007, our Government segment acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of $27.0 million.

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of $67.5 million.

On December 20, 2005, our Commercial segment acquired Corphealth, Inc., a behavioral health care management company, for cash consideration of approximately $54.0 million. This acquisition allowed Humana to integrate coverage of medical and behavior health benefits.

On February 16, 2005, we acquired CarePlus Health Plans of Florida, or CarePlus, as well as its affiliated 10 medical centers and pharmacy company for approximately $444.9 million in cash, adding approximately 50,400 Medicare Advantage members in Miami-Dade, Broward and Palm Beach counties. This acquisition enhanced our Medicare market position in South Florida.

Certain of these transactions are more fully described in Note 3 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 141 (Revised 2007), Business Combination, or SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items including expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 with early adoption prohibited. Accordingly, we are required to record and disclose business combinations following existing GAAP until January 1, 2009. We currently are evaluating the provisions of SFAS 141R.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. Like SFAS 141R discussed above, earlier adoption is prohibited. We currently are evaluating the provisions of SFAS 160.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes related presentation and disclosure requirements. We were required to make an election regarding this fair value option in the first quarter of 2008, and we did not elect to adopt this fair value option under SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial position or results of operations. We are evaluating the disclosure provisions of SFAS 157 required in connection with the filing of our first quarter 2008 Form 10-Q.

Comparison of Results of Operations for 2007 and 2006

Certain financial data for our two segments was as follows for the years ended December 31, 2007 and 2006:

			Change
	2007	2006	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$11,173,417	$8,499,064	$2,674,353	31.5%
Medicare stand-alone PDP	3,668,425	3,050,304	618,121	20.3%

Total Medicare	14,841,842	11,549,368	3,292,474	28.5%
Military services	2,839,790	2,543,930	295,860	11.6%
Medicaid	555,594	520,520	35,074	6.7%

Total Government	18,237,226	14,613,818	3,623,408	24.8%

Fully-insured	5,663,000	5,704,378	(41,378)	(0.7)%
Specialty	534,121	410,986	123,135	30.0%

Total Commercial	6,197,121	6,115,364	81,757	1.3%

Total	$24,434,347	$20,729,182	$3,705,165	17.9%

Administrative services fees:
Government	$73,659	$49,442	$24,217	49.0%
Commercial	317,856	291,769	26,087	8.9%

Total	$391,515	$341,211	$50,304	14.7%

Income before income taxes:
Government	$1,027,531	$513,845	$513,686	100.0%
Commercial	261,769	248,240	13,529	5.4%

Total	$1,289,300	$762,085	$527,215	69.2%

Benefits ratios(a):
Government	83.8%	85.0%		(1.2)%
Commercial	80.5%	81.7%		(1.2)%

Total	83.0%	84.0%		(1.0)%

SG&A expense ratios(b):
Government	11.2%	11.8%		(0.6)%
Commercial	21.5%	20.0%		1.5%

Total	13.9%	14.3%		(0.4)%

(a)	Represents total benefit expense as a percentage of premium revenue. Also known as the benefits ratio.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2007 and 2006:

			Change
	2007	2006	Members	Percentage
Government segment medical members:
Medicare Advantage	1,143,000	1,002,600	140,400	14.0%
Medicare stand-alone PDP	3,442,000	3,536,600	(94,600)	(2.7)%

Total Medicare	4,585,000	4,539,200	45,800	1.0%

Military services	1,719,100	1,716,400	2,700	0.2%
Military services ASO	1,146,800	1,163,600	(16,800)	(1.4)%

Total military services	2,865,900	2,880,000	(14,100)	(0.5)%

Medicaid	384,400	390,700	(6,300)	(1.6)%
Medicaid ASO	180,600	178,400	2,200	1.2%

Total Medicaid	565,000	569,100	(4,100)	(0.7)%

Total Government	8,015,900	7,988,300	27,600	0.3%

Commercial segment medical members:
Fully-insured	1,808,600	1,754,200	54,400	3.1%
ASO	1,643,000	1,529,600	113,400	7.4%

Total Commercial	3,451,600	3,283,800	167,800	5.1%

Total medical membership	11,467,500	11,272,100	195,400	1.7%

These tables of financial data should be reviewed in connection with the discussion on the following pages.

Summary

Net income was $833.7 million, or $4.91 per diluted common share, in 2007 compared to $487.4 million, or $2.90 per diluted common share, in 2006. The year-over-year increase in earnings primarily resulted from higher operating earnings in our Government segment largely due to increased premium revenue from higher average Medicare membership.

Premium Revenues and Medical Membership

Premium revenues increased $3.7 billion, or 17.9%, to $24.4 billion for 2007, compared to $20.7 billion for 2006 primarily due to higher premium revenues in the Government segment. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, the mix of benefit plans selected by our membership, the impact of the risk corridor provisions, and changes in health status factors or risk adjustment provisions.

Government segment premium revenues increased $3.6 billion, or 24.8%, to $18.2 billion for 2007 compared to $14.6 billion for 2006 primarily attributable to higher average Medicare membership from the expanded participation in various Medicare products. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 26.4% for 2007 compared to 2006. Sales of our PFFS products drove the majority of the 140,400 increase in ending Medicare Advantage members since December 31, 2006. Average Medicare stand-alone PDP membership increased 19.5% for 2007 compared to 2006.

Commercial segment premium revenues increased $81.8 million, or 1.3%, to $6.2 billion for 2007 primarily due to our specialty product offerings, including dental, vision, and other supplemental health and life products, as a result of the CompBenefits and KMG acquisitions. Increases in average fully-insured per member premiums were offset by a decrease in average fully-insured membership. Average fully-insured group membership decreased 6.9% for 2007 compared to 2006, primarily as a result of a large group account moving from fully-insured to ASO on July 1, 2006, partially offset by membership gains in strategic areas of commercial growth including Smart plans and other consumer offerings, individual, and small group product lines. Average per member premiums for our fully-insured group medical members increased approximately 5.2% from 2006 to 2007.

Administrative Services Fees

Our administrative services fees were $391.5 million for 2007, an increase of $50.3 million, or 14.7%, from $341.2 million for 2006. The increase was due to increases in both our Government and Commercial segments.

For the Government segment, administrative services fees increased $24.2 million, or 49.0%, to $73.7 million for 2007 as a result of the DefenseWeb acquisition and the award of a new Puerto Rico ASO contract during the fourth quarter of 2006.

For the Commercial segment, administrative services fees increased $26.1 million, or 8.9%, from $291.8 million for 2006 to $317.9 million for 2007 primarily from higher average ASO membership, increasing 5.7% for 2007 compared to 2006.

Investment Income

Investment income totaled $314.2 million for 2007, an increase of $22.3 million from $291.9 million for 2006 primarily due to higher average investment balances in 2007 partially offset by a decrease in realized gains related to the sale of venture capital investments in 2006. Investment income for 2006 included a $51.7 million realized gain related to the sale of a venture capital investment in the first quarter.

Other Revenue

Other revenue totaled $149.9 million for 2007, an increase of $95.6 million from $54.3 million for 2006. The increase primarily was attributable to increased revenue from growth related to RightSourceSM, our mail order pharmacy.

Benefit Expenses

Consolidated benefit expense was $20.3 billion for 2007, an increase of $2.9 billion, or 16.7%, from $17.4 billion for 2006. The increase primarily was driven by the increase in the average number of Medicare members and an increase in average per member claims costs primarily from the effects of health care inflation.

The consolidated benefits ratio for 2007 was 83.0%, a 100 basis point decrease from 84.0% for 2006. The decrease primarily was attributable to improvements in the benefits ratio for both the Commercial and Government segments.

The Government segment’s benefit expenses increased $2.9 billion, or 23.0%, during 2007 compared to 2006 primarily due to an increase in the average number of Medicare members, including those enrolled in our PDPs, and to a lesser extent, an increase in average per member claims costs.

The Government segment’s benefits ratio for 2007 was 83.8%, a 120 basis point decrease from 2006 of 85.0%. The decrease in the benefits ratio resulted from the combination of the extended enrollment period in 2006, improvement in the stand-alone PDP Complete plan, changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS as well as the settlement of some TRICARE contractual provisions related to prior years. Part D benefit designs result in us sharing a greater portion of the responsibilities for total pharmacy costs in the early stages of a member’s plan period and less in the later stages, resulting in a declining benefits ratio as the year progresses. The extended enrollment period in 2006, which ended June 30, 2006, skewed the standard pattern associated with the progression of members through the stages of Medicare Part D benefits. Regarding the Complete plan, benefit design changes improved the performance of that offering. Changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to the prior years decreased the benefits ratio 40 basis points for 2007. These changes in estimates resulted from 1) the resolution of first year Medicare Part D implementation matters including enrollment discrepancies, of which similar adjustments in the future are not expected to be material due to the program’s operational improvement in 2007; and 2) the adjustment of certain TRICARE reserves as a result of the settlement of claims payment accuracy and risk share provisions for prior option periods.

The Commercial segment’s benefit expense decreased $6.2 million, or 0.1%, from 2006 to 2007. This decrease primarily results from the decrease in fully-insured group membership partially offset by the increase in average per member claims costs due to medical expense inflation.

The benefits ratio for the Commercial segment of 80.5% for 2007 decreased 120 basis points from the 2006 benefits ratio of 81.7%. The decrease in the benefits ratio primarily reflects an increase in the percentage of individual and small group members comprising our total fully-insured block, the CompBenefits and KMG acquisitions which added dental, vision, and other supplemental health and life members, and improving medical cost utilization. Individual and smaller group as well as specialty, primarily dental and vision, accounts generally carry a lower benefits ratio and a higher SG&A expense ratio compared to larger group accounts due to higher distribution costs. See related SG&A expense ratio discussion in the following section.

SG&A Expense

Consolidated SG&A expenses increased $455.0 million, or 15.1%, during 2007 compared to 2006. The increase primarily resulted from an increase in the number of employees due to the Medicare expansion, expenses associated with RightSourceSM, our mail order pharmacy, and higher Medicare marketing expenses associated with higher sales goals for 2008 compared to 2007. The number of employees increased by 2,700 to 25,000 at December 31, 2007 from 22,300 at December 31, 2006, or 12.1%.

The consolidated SG&A expense ratio for 2007 was 13.9%, decreasing 40 basis points from 14.3% for 2006. The SG&A expense ratio decrease resulted from improving administrative cost efficiency and productivity gains associated with servicing our members offset by our expanding mail order pharmacy business as well as differences in the composition of our medical membership portfolio for 2007 versus 2006. The consolidated SG&A expense ratio is expected to be in the range of 13.5% to 14.0% for 2008.

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $312.0 million, or 18.0%, during 2007 compared to 2006. The Government segment SG&A expense ratio decreased 60 basis points from 11.8% for 2006 to 11.2% for 2007. The decrease primarily resulted from efficiency and productivity gains associated with servicing higher average Medicare membership.

The Commercial segment SG&A expenses increased $143.0 million, or 11.1%, during 2007 compared to 2006. The Commercial segment SG&A expense ratio increased 150 basis points from 20.0% for 2006 to 21.5% for 2007. This increase primarily resulted from the continued shift in the mix of membership towards ASO, an increase in the percentage of individual and small group members comprising our fully-insured membership, and administrative costs associated with increased business for our mail order pharmacy. For 2007, 46.8% of our Commercial segment average medical membership was related to ASO business compared to 44.5% for 2006. Likewise, at December 31, 2007, 29.3% of our Commercial segment average medical membership was related to individual and small group accounts compared to 27.7% at December 31, 2006. Fee based ASO business carries a higher SG&A expense ratio than fully-insured business since there is no benefit expense or offsetting premium revenue. Additionally, individual and smaller group accounts carry a higher SG&A expense ratio due to higher distribution costs compared to larger group accounts.

Depreciation and Amortization

Depreciation and amortization for 2007 totaled $184.8 million compared to $148.6 million for 2006, an increase of $36.2 million, or 24.4%. The increase primarily resulted from increased capital expenditures related to the Medicare expansion.

Interest Expense

Interest expense was $68.9 million for 2007, compared to $63.1 million for 2006, an increase of $5.8 million, primarily due to higher average outstanding debt partially offset by lower interest rates.

Income Taxes

Our effective tax rate for 2007 of 35.3% compared to the effective tax rate of 36.0% for 2006. The decrease is primarily due to a lower state tax rate. The lower state tax rate results from a shift in the geographic mix of revenues to states with lower tax rates. See Note 9 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate. We expect the 2008 effective tax rate to be in the range of 35.5% to 36.0%.

Comparison of Results of Operations for 2006 and 2005

Year over year comparisons have been impacted by litigation and Hurricane Katrina expenses in 2005 that did not recur in 2006, as more fully discussed in the following sections.

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

Results of Operations

Certain financial data for our two segments was as follows for the years ended December 31, 2006 and 2005:

			Change
	2006	2005	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$8,499,064	$4,590,362	$3,908,702	85.2%
Medicare stand-alone PDP	3,050,304	—	3,050,304	100.0%

Total Medicare	11,549,368	4,590,362	6,959,006	151.6%
Military services	2,543,930	2,407,653	136,277	5.7%
Medicaid	520,520	548,714	(28,194)	(5.1)%

Total Government	14,613,818	7,546,729	7,067,089	93.6%

Fully-insured	5,704,378	6,068,115	(363,737)	(6.0)%
Specialty	410,986	386,747	24,239	6.3%

Total Commercial	6,115,364	6,454,862	(339,498)	(5.3)%

Total	$20,729,182	$14,001,591	$6,727,591	48.0%

Administrative services fees:
Government	$49,442	$50,059	$(617)	(1.2)%
Commercial	291,769	209,378	82,391	39.4%

Total	$341,211	$259,437	$81,774	31.5%

Income before income taxes:
Government	$513,845	$316,676	$197,169	62.3%
Commercial	248,240	86,204	162,036	188.0%

Total	$762,085	$402,880	$359,205	89.2%

Benefits ratios(a):
Government	85.0%	83.1%		1.9%
Commercial	81.7%	83.3%		(1.6)%

Total	84.0%	83.2%		0.8%

SG&A expense ratios(b):
Government	11.8%	12.7%		(0.9)%
Commercial	20.0%	18.5%		1.5%

Total	14.3%	15.4%		(1.1)%

(a)	Represents total benefit expense as a percentage of premium revenue. Also known as the benefits ratio.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2006 and 2005:

			Change
	2006	2005	Members	Percentage
Government segment medical members:
Medicare Advantage	1,002,600	557,800	444,800	79.7%
Medicare stand-alone PDP	3,536,600	—	3,536,600	100.0%

Total Medicare	4,539,200	557,800	3,981,400	713.8%

Military services	1,716,400	1,750,900	(34,500)	(2.0)%
Military services ASO	1,163,600	1,138,200	25,400	2.2%

Total military services	2,880,000	2,889,100	(9,100)	(0.3)%

Medicaid	390,700	457,900	(67,200)	(14.7)%
Medicaid ASO	178,400	—	178,400	100.0%

Total Medicaid	569,100	457,900	111,200	24.3%

Total Government	7,988,300	3,904,800	4,083,500	104.6%

Commercial segment medical members:
Fully-insured	1,754,200	1,999,800	(245,600)	(12.3)%
ASO	1,529,600	1,171,000	358,600	30.6%

Total Commercial	3,283,800	3,170,800	113,000	3.6%

Total medical membership	11,272,100	7,075,600	4,196,500	59.3%

These tables of financial data should be reviewed in connection with the discussion on the following pages.

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

Commercial segment premium revenues decreased 5.3% to $6.1 billion for 2006 compared to $6.5 billion for 2005. Lower premium revenues primarily resulted from a reduction of fully-insured membership. Our fully- insured membership decreased 12.3%, or 245,600 members, to 1,754,200 at December 31, 2006 compared to 1,999,800 at December 31, 2005 primarily as a result of continued attrition within the fully-insured group accounts, partially offset by membership gains from the CHA acquisition, and membership increases in the individual as well as Smart plans and other consumer product lines. Attrition in the fully-insured group accounts results from a competitive pricing environment. Average per member premiums for our fully-insured group medical members increased approximately 5.7% from 2005 to 2006. The average per member premium increase reflects a shift in the mix in our fully-insured group membership from large groups to individuals and small groups as large groups continue to move to an administrative services only offering. Average per member premiums are lower for individuals and small groups than large groups.

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

Benefit Expenses

Consolidated benefit expense was $17.4 billion for 2006, an increase of $5.7 billion, or 48.7%, from $11.7 billion for 2005. The increase was primarily driven by the increase in the number of members, particularly higher cost Medicare members, and an increase in average per member claims costs primarily from the effects of health care inflation.

The consolidated benefits ratio for 2006 was 84.0%, an 80 basis point increase from 83.2% for 2005. Higher benefit expenses from Hurricane Katrina increased the 2005 benefits ratio 20 basis points. An improvement in the Commercial segment benefits ratio was more than offset by a higher Government segment benefits ratio impacted by the new Medicare stand-alone PDP offerings.

The Government segment’s benefit expenses increased $6.2 billion, or 98.1%, during 2006 compared to 2005. The increase was primarily due to an increase in the number of Medicare members, including those enrolled in our stand-alone PDPs.

The Government segment’s benefits ratio for 2006 was 85.0%, a 190 basis point increase from 2005 of 83.1%. The increase was primarily attributable to the introduction of the stand-alone PDPs in January 2006 with a benefits ratio of 92.5% for 2006. The stand-alone PDP benefits ratio was negatively impacted by a benefits ratio in our Complete plan of 115.9% for 2006, one of three stand-alone PDP offerings representing approximately 12% of our stand-alone PDP members.

The Commercial segment’s benefit expenses decreased $382.3 million, or 7.1%, from 2005 to 2006. This decrease primarily results from the decrease in fully-insured group membership partially offset by the increase in average per member claims costs. The increase in average per member claims costs for fully-insured group members was approximately 6% for 2006.

The benefits ratio for the Commercial segment of 81.7% in 2006 decreased 160 basis points from the 2005 benefits ratio of 83.3%. Higher benefit expenses from Hurricane Katrina increased the 2005 benefits ratio 30 basis points. The decrease in the benefits ratio primarily reflects improving medical cost utilization trends and an increase in the percentage of individual and small group members comprising our total fully-insured block. Individual and smaller group accounts generally carry a lower benefits ratio than larger group accounts.

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

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

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

The Commercial segment SG&A expenses increased $59.0 million, or 4.8%, during 2006 compared to 2005. The Commercial segment SG&A expense ratio of 20.0% for 2006 increased 150 basis points from 18.5%

for 2005. Expenses related to the litigation settlement increased the SG&A expense ratio 60 basis points for 2005. After considering the effect of the litigation, the increase primarily resulted from an increase in the percentage of small group members comprising our total fully-insured membership as well as the continued shift in the mix of membership towards ASO. At December 31, 2005, 37% of our Commercial segment medical membership related to ASO business compared to 47% at December 31, 2006. Small group accounts bear a higher SG&A ratio than larger group accounts and ASO business bears a significantly higher SG&A ratio than fully-insured business.

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

Liquidity

Our primary sources of cash include receipts of premiums, ASO fees, investment income, as well as proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, SG&A expenses, interest expense, taxes, purchases of investment securities, acquisitions, capital expenditures, and payments on borrowings. Because premiums generally are collected in advance of claim payments by a period of up to several months in many instances, our business normally should produce positive cash flows during periods of increasing enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing enrollment. We have experienced improving operating cash flows associated with growth in Medicare enrollment. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital.

Cash and cash equivalents increased to $2,040.5 million at December 31, 2007 from $1,740.3 million at December 31, 2006. The change in cash and cash equivalents for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$1,224,262	$1,686,712	$610,082
Net cash used in investing activities	(1,845,391)	(1,654,066)	(767,276)
Net cash provided by financing activities	921,278	975,642	309,131

Increase in cash and cash equivalents	$300,149	$1,008,288	$151,937

Cash Flow from Operating Activities

The decrease in operating cash flows for 2007 resulted from timing of cash flows associated with our Medicare Part D offerings, offset by Medicare enrollment growth and improved earnings. During 2007, we paid $725.5 million to CMS under the risk corridor terms of our 2006 contracts with CMS. Similarly, the provision for net amounts payable under the risk corridor terms of our 2007 contracts with CMS, which will be paid in 2008, was $102.6 million.

The increase in operating cash flows for 2006 compared to 2005 resulted from Medicare enrollment growth, improved earnings, and the timing of cash flows associated with our Medicare Part D offerings which were new beginning January 1, 2006. Our 2006 Part D results related to both stand-alone PDP and MA-PD offerings reflected provisions for net amounts payable to CMS under the risk corridor terms of our contracts with CMS. This risk corridor amount, which was paid in 2007 as discussed above, reflects favorable experience on allowable risk corridor costs during the second half of 2006 compared to the expectations set out in our original annual bid for 2006 contracts with CMS. The favorable experience was associated with the Medicare Part D portion of our MA-PD offerings as well as our Standard and Enhanced stand-alone plans.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at December 31, 2007, 2006 and 2005:

				Change
	2007	2006	2005	2007	2006
	(in thousands)
Military services:
Base receivable	$404,570	$452,509	$509,444	$(47,939)	$(56,935)
Change orders	5,168	4,247	32,285	921	(28,038)

Military services subtotal	409,738	456,756	541,729	(47,018)	(84,973)
Medicare	137,345	143,875	66,536	(6,530)	77,339
Commercial and other	126,718	125,899	162,944	819	(37,045)
Allowance for doubtful accounts	(68,260)	(45,589)	(32,557)	(22,671)	(13,032)

Total net receivables	$605,541	$680,941	$738,652	(75,400)	(57,711)

Reconciliation to cash flow statement:
Provision for doubtful accounts				28,922	20,901
Receivables from acquisition				(14,267)	(843)

Change in receivables per cash flow statement resulting in cash from operations				$(60,745)	$(37,653)

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the decrease in base receivables from 2006 to 2007 as well as from 2005 to 2006. The $28.0 million decrease in military services change order receivables from 2005 to 2006 resulted from the collection of receivables in 2006 related to an equitable adjustment to the contract price negotiated in late 2005 for services not originally specified in the contract.

Despite significant growth in Medicare, Medicare receivables declined $6.5 million from 2006 to 2007 due to the net collection of receivables associated with the CMS risk adjustment model. Likewise, the $77.3 million increase in Medicare receivables from 2005 to 2006 resulted from an increase in receivables associated with the CMS risk adjustment model.

The decline in Commercial and other receivables from 2005 to 2006 resulted from the change in the mix of members from fully-insured to ASO.

The $22.7 million increase in the allowance for doubtful accounts from 2006 to 2007 resulted from the growth of the Medicare business.

The detail of benefits payable was as follows at December 31, 2007, 2006 and 2005:

				Change
	2007	2006	2005	2007	2006
	(in thousands)
IBNR(1)	$1,712,599	$1,600,198	$1,013,949	$112,401	$586,249
Military services benefits payable(2)	341,372	430,674	514,426	(89,302)	(83,752)
Reported claims in process(3)	91,938	98,033	67,065	(6,095)	30,968
Other benefits payable(4)	550,924	281,502	253,702	269,422	27,800

Total benefits payable	$2,696,833	$2,410,407	$1,849,142	286,426	561,265

Reconciliation to cash flow statement:
Benefits payable from acquisition				(41,029)	(21,198)

Change in benefits payable in cash flow statement resulting in cash from operations				$245,397	$540,067

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the related reimbursement by the federal government as more fully described in Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. A corresponding receivable is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other benefits payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Benefits payable increased during 2007 and 2006 primarily due to growth in Medicare membership and to a lesser extent medical claims inflation.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows over the last several years in investment securities, primarily short-duration fixed income securities, totaling $430.1 million in 2007, $862.1 million in 2006, and $233.3 million in 2005. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $239.2 million in 2007, $193.2 million in 2006, and $165.8 million in 2005. The increased spending in 2007 primarily resulted from the purchase of three medical centers which were previously leased in South Florida in the first quarter of 2007 for approximately $20.4 million. The increased spending in 2006 and 2005 primarily resulted from our Medicare expansion initiatives. Excluding acquisitions, we expect total capital expenditures in 2008 of approximately $275 million.

During 2007, we paid $369.1 million to acquire CompBenefits, $156.3 million to acquire KMG, and $27.0 million to acquire DefenseWeb. These amounts include $58.9 million of cash acquired.

During 2006, we paid $65.8 million to acquire CHA Health, including $43.5 million of cash acquired, and we paid $5.8 million to settle the purchase price contingencies associated with prior year acquisitions. During 2005, net of cash acquired, we paid $444.9 million to acquire CarePlus, and $54.0 million to acquire Corphealth. These amounts include $96.1 million of cash acquired.

Cash Flow from Financing Activities

During 2007, our net borrowings of $350 million under our credit agreements related to the financing of the CompBenefits and KMG acquisitions. During 2006, our borrowings of $550 million and repayments of $300 million under our credit agreements related to the timing of our senior notes issuance and repayment, and funding of additional capital into certain subsidiaries during 2006 in conjunction with growth in Medicare revenues. During 2005, we borrowed $494 million under our credit agreement related to the financing of the CarePlus acquisition, a portion of which was repaid in 2005.

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

Receipts from CMS associated with Medicare Part D claim subsidies were $185.1 million less than the corresponding claim payments during 2007 and $122.3 million less than the corresponding claim payments during 2006. See Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for further description.

The remainder of financing activities in 2007, 2006, and 2005 resulted primarily from the change in the securities lending payable, proceeds from stock option exercises, the tax benefit from stock compensation, and the change in the book overdraft. The increase in securities lending in 2007 and 2006 coincides with higher average balances of investments to lend and a change in lending terms during 2006. In connection with employee stock plans, we acquired common shares totaling 406,377 in 2007, 467,767 in 2006, and 68,296 in 2005 for an aggregate cost of $27.4 million in 2007, $26.2 million in 2006, and $2.4 million in 2005. On February 21, 2008, the Board of Directors authorized the use of up to $150 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans.

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

Credit Agreement

Our 5-year $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a revolving credit basis or a competitive advance basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for each day in which borrowings under the facility exceed 50% of the total $1 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option.

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

At December 31, 2007, we had $800 million of borrowings under the credit agreement outstanding at an interest rate, which varies with LIBOR, of 5.30%. In addition, we have outstanding letters of credit of $2.0 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of December 31, 2007, we had $198.0 million of remaining borrowing capacity under the credit agreement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.6 million at December 31, 2007 represent junior subordinated debt assumed in the KMG acquisition of $36.1 million and financing for the renovation of a building of $2.5 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, access to debt and equity markets, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, to fund future expansion opportunities and capital expenditures in the foreseeable future, and to refinance debt as it matures.

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2007 was Baa3 according to Moody’s Investors Services, Inc., or Moody’s, and BBB, according to Standard & Poor’s Ratings Services, or S&P. A downgrade to Ba2 or lower by Moody’s and BB or lower by S&P would give the counterparties of three of our interest rate swap agreements with a $300 million notional amount, the right, but not the obligation, to cancel the interest rate swap agreement. If cancelled, we would pay or receive an amount based on the fair market value of the swap agreement. Assuming these swap agreements had been cancelled on December 31, 2007, we would have received $18.3 million, net, and future net interest payments would increase assuming LIBOR does not change. Other than the swap agreements, adverse changes in our credit ratings do not create, increase, or accelerate any liabilities.

In addition, we operate as a holding company in a highly regulated industry. Our parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company increased $111.3 million to $535.7 million at December 31, 2007 compared to $424.4 million at December 31, 2006 reflecting dividends received net of funding of additional capital into certain subsidiaries during 2007 in conjunction with growth in Medicare revenues. See Schedule I to this Form 10-K beginning on page 107 for our parent company only financial information.

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

Based on the most recent statutory financial statements as of December 31, 2007, we maintained aggregate statutory capital and surplus of $2,905.2 million in our state regulated subsidiaries. This compares to applicable statutory requirements which aggregated $1,810.5 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2008, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, of approximately $200 million in 2008.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at December 31, 2007, we would have $966.3 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements based on the most recent statutory financial statements as of December 31, 2007.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2007 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt	$1,638,608	$—	$1,620	$800,614	$836,374
Interest(1)	712,307	94,200	188,369	165,313	264,425
Operating leases(2)	417,814	107,878	176,318	85,779	47,839
Purchase obligations(3)	180,088	57,821	74,210	35,101	12,956
Future policy benefits payable and other long-term liabilities(4)	757,049	—	93,106	77,805	586,138

Total	$3,705,866	$259,899	$533,623	$1,164,612	$1,747,732

(1)	Interest includes the estimated contractual interest payments under our debt agreements net of the effect of the associated swap agreements assuming no change in the LIBOR rate as of December 31, 2007.

(2)	We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2018. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease, accounted for under the provisions of SFAS No. 13, Accounting for Leases, is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 14 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.
(3)	Purchase obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(4)	Excludes future policy benefits payable ceded to third parties through a 100% coinsurance agreement as more fully described in Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. The reinsurance carrier, not us, is responsible for cash flows associated with the reinsured contract. Our reinsured reserves are supported by reinsurance recoverables included in other long-term assets. Our potential liability is limited to the credit exposure which exists should the reinsurer be unable to meet its obligations assumed under these reinsurance arrangements. We evaluate the financial condition of these reinsurers on a regular basis.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any SPE transactions.

Guarantees and Indemnifications

Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency. Our parent also has guaranteed the obligations of our military services subsidiaries.

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

Related Parties

No related party transactions had a material effect on our financial position, results of operations, or cash flows. Certain related party transactions not having a material effect are discussed in our Proxy Statement for the meeting to be held April 24, 2008—see “Certain Transactions with Management and Others.”

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the year ended December 31, 2007, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2008.

Our military business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2007, primarily consisted of the TRICARE South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2007, the South Region contract was extended into the fourth option period, which runs from April 1, 2007 to March 31, 2008. We have received a notice from the government of its intent to renew the fifth option period which runs from April 1, 2008 to March 31, 2009. The Department of Defense has the option to extend the current contract for up to six months under existing terms. Congressional authority has also been granted to extend the contract in one year increments for a maximum of two additional years. In the second quarter of 2007, a draft solicitation related to the new TRICARE contracts, currently scheduled to begin April 1, 2009, was issued for industry comment. Currently, we are anticipating a formal request for proposal, or RFP, for the TRICARE contracts. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the fourth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

In October 2007, we were awarded the Department of Veterans Affairs first specialty network demonstration project, known as Project HERO (Healthcare Effectiveness through Resource Optimization), to support healthcare delivery to veterans. The contract is comprised of one base period and four one-year option periods subject to annual renewals at the federal government’s option, with services beginning January 1, 2008.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2007, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Health Insurance Administration for the East and Southeast regions of Puerto Rico are effective from November 1, 2006 through June 30, 2008. In 2007, we also entered into an ASO contract with the Puerto Rico Health Administration for the Metro North Region which is effective from November 1, 2006 through October 31, 2009.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We continuously evaluate our estimates and those critical accounting policies related primarily to benefit expenses and revenue recognition as well as accounting for impairments related to our investment securities, goodwill, and long-lived assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results ultimately may differ from those estimates. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Benefit Expense Recognition

Benefit expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2007	Percentage of Total	December 31, 2006	Percentage of Total
	(dollars in thousands)
IBNR	$1,712,599	63.5%	$1,600,198	66.4%
Reported claims in process	91,938	3.4%	98,033	4.0%
Other benefits payable	550,924	20.4%	281,502	11.7%

Benefits payable, excluding military services	2,355,461	87.3%	1,979,733	82.1%
Military services benefits payable	341,372	12.7%	430,674	17.9%

Total benefits payable	$2,696,833	100.0%	$2,410,407	100.0%

Military services benefits payable primarily consists of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government as more fully described in Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. This amount is generally offset by a corresponding receivable due from the federal government, as more fully-described on page 45.

Estimating IBNR is complex and involves a significant amount of judgment. Changes in this estimate can materially affect, either favorably or unfavorably, our results of operations and overall financial position. Accordingly, it represents a critical accounting estimate. Most benefit claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”. As such, we expect that substantially all of the December 31, 2007 estimate of benefits payable will be known and paid during 2008.

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

We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, product mix, and weekday seasonality.

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Changes in claim processes, including receipt cycle times, claim inventory levels, recoveries of overpayments, outsourcing, system conversions, and processing disruptions due to weather or other events affect views regarding the reasonable choice of completion factors. The receipt cycle time measures the average length of time between when a medical claim was initially incurred and when the claim form was received. Increased electronic claim submissions from providers have decreased the receipt cycle time over the last few years. For example, the average receipt cycle time has decreased from 16.5 days in 2005 to 15.6 days in 2007 which represents a 5.5% reduction in cycle time over the three year period.

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2007 data:

Completion Factor(a):		Claims Trend Factor(b):
Factor Change	Increase (Decrease) in Benefits Payable	Factor Change	(Decrease) Increase in Benefits Payable
(dollars in thousands)
1.50%	$(172,100)	(10%)	$(399,700)
1.00%	$(114,700)	(8%)	$(319,700)
0.50%	$(57,400)	(6%)	$(239,800)
0.25%	$(28,700)	(4%)	$(159,900)
(0.50%)	$57,400	(2%)	$(79,900)
(1.00%)	$114,700	2%	$79,900

(a)	Reflects estimated potential changes in benefits payable caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in benefits payable caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefit expenses as well as adjustments to prior year estimated accruals.

	2007	2006	2005
	(in thousands)
Balances at January 1	$1,979,733	$1,334,716	$1,074,310
Acquisitions	41,029	21,198	37,375
Incurred related to:
Current year	18,015,247	15,374,855	9,635,435
Prior years	(242,922)	(178,998)	(72,868)

Total incurred	17,772,325	15,195,857	9,562,567

Paid related to:
Current year	(16,012,828)	(13,532,139)	(8,392,628)
Prior years	(1,424,798)	(1,039,899)	(946,908)

Total paid	(17,437,626)	(14,572,038)	(9,339,536)

Balances at December 31	$2,355,461	$1,979,733	$1,334,716

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

As summarized in the previous table, claim reserve balances at December 31, 2006 ultimately settled during 2007 for $242.9 million less than the amounts originally estimated. During 2006, claim reserve balances at December 31, 2005 ultimately settled for $179.0 million less than the amounts originally estimated. The $63.9 million change in the amounts incurred related to prior years for 2007 as compared to 2006 primarily relates to favorable development experienced in our Medicare operations. As previously described, our key assumptions consist of trend factors and completion factors using an assumption of moderately adverse conditions. In our Medicare operations, both our trend factor and completion factor assumptions at December 31, 2006 ultimately developed favorable versus our original estimate primarily due to changes in estimates associated with our 2006 Medicare Part D reconciliation and the growth in our Medicare business. First year Medicare Part D enrollment and eligibility issues in 2006 led to actual claim settlements with other health plans and states during 2007 for amounts less than originally estimated. Similar adjustments in the future are not expected to be as significant due to the program’s operational improvement in 2007.

During 2006, claim reserve balances at December 31, 2005 ultimately settled during 2006 for $179.0 million less than the amounts originally estimated. During 2005, claim reserve balances at December 31, 2004 ultimately settled for $72.9 million less than the amounts originally estimated. This $106.1 million change in the amounts incurred related to prior years for 2006 as compared to 2005 primarily was attributable to both our Medicare and commercial lines of business. In each of these lines of business, both our trend factor and completion factor assumptions at December 31, 2005 ultimately developed favorable versus our original estimate primarily due to (1) the utilization of hospital and physician services during the latter half of 2005 ultimately being lower than estimated, (2) the impact of hurricanes in Florida and Louisiana in the second half of 2005 on both utilization of services and claims processing, (3) significant growth in our Medicare PFFS product, (4) reductions in receipt cycle times driven by an increase in electronic claims submissions, and (5) an increase in claim overpayment recovery levels versus our historical overpayment recovery rate.

Benefit expenses associated with the TRICARE contract and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
TRICARE	$2,481,814	$2,208,033	$2,060,528
Future policy benefits	16,392	17,314	28,375

Total	$2,498,206	$2,225,347	$2,088,903

Future policy benefits payable of $980.7 million and $320.6 million at December 31, 2007 and 2006, respectively, represent liabilities for long-duration insurance policies including life insurance, annuities and health policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefit expenses in the period the changes occur. Future policy benefits payable of $239.7 million at December 31, 2007 and $242.7 million at December 31, 2006 are subject to 100% coinsurance agreements as more fully described in Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets. Long-duration insurance policies associated with the KMG acquisition increased the balance in future policy benefits payable at December 31, 2007 compared to December 31, 2006.

As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. An increase in the absolute dollar amount of redundancy over the last three years primarily has resulted from the growth in our Medicare business, coupled with the application of consistent reserving practices. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for benefits payable.

Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our Medicare contracts with CMS renew annually. Our military services contracts with the federal government and our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions.

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

The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain, including, among others, member eligibility differences with CMS. In 2007, we paid $725.5 million related to our reconciliation with CMS regarding the 2006 Medicare Part D risk corridor provisions compared to our estimate of $738.7 million at December 31, 2006. 2006 marked the first year of providing for the risk corridor estimate and required us to consider factors which were not certain, including certain first year implementation issues. The net liability associated with the 2007 risk corridor estimate, which will be settled in 2008, was $102.6 million at December 31, 2007.

Reinsurance and low-income cost subsidies represent reimbursements from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent reimbursements for CMS’s portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or benefit expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period. Gross financing receipts were $2,866.2 million and gross financing withdrawals were $3,051.2 million during 2007. CMS subsidy activity recorded to the consolidated balance sheets at December 31, 2007 was $580.4 million to other current assets and $273.0 million to trade accounts payable and accrued expenses.

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

Medicare Risk Adjustment Provisions

CMS has implemented a risk adjustment model which apportions premiums paid to all health plans according to health severity. The CMS risk adjustment model pays more for members with predictably higher costs, as more fully described in Item 1.—Business on page 5. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. We do not have access to diagnosis data with respect to our stand-alone PDP members.

CMS has transitioned to the risk adjustment model while the old demographic model was phased out. The demographic model based the monthly premiums paid to health plans on factors such as age, sex and disability status. The monthly premium amount for each member is separately determined under both the risk adjustment and demographic model. These separate payment amounts are then blended according to the transition schedule. CMS transitioned to the risk adjustment model for Medicare Advantage plans as follows: 30% in 2004, 50% in 2005, 75% in 2006, and 100% in 2007. The stand-alone PDP payment methodology is based 100% on the risk adjustment model. As a result of this process and the phasing in of the risk adjustment model, as well as budget neutrality as described in Item 1.—Business on page 5, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

Military services

In 2007, military services revenues represented 12% of total premiums and administrative services fees. Military services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense and in addition, beginning January 1, 2008, from our contract with the Department of Veterans Affairs. Revenues associated with our contract with the Department of Veterans Affairs are recognized in the period services are performed. The single TRICARE contract for the South Region includes multiple revenue generating activities and as such was evaluated under Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. We allocate the consideration to the various components based on the relative fair values of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed.

The TRICARE contract contains provisions whereby the federal government bears a substantial portion of the risk associated with financing the cost of health benefits. Annually, we negotiate a target health care cost amount, or target cost, with the federal government and determine an underwriting fee. Any variance from the target cost is shared. We earn more revenue or incur additional costs based on the variance in actual health care costs versus the negotiated target cost. We receive 20% for any cost underrun, subject to a ceiling that limits the underwriting profit to 10% of the target cost. We pay 20% for any cost overrun, subject to a floor that limits the underwriting loss to negative 4% of the target cost. A final settlement occurs 12 to 18 months after the end of each contract year to which it applies. We defer the recognition of any revenues for favorable contingent underwriting fee adjustments related to cost underruns until the amount is determinable and the collectibility is reasonably assured. We estimate and recognize unfavorable contingent underwriting fee adjustments related to cost overruns currently in operations as an increase in benefit expenses. We continually review these benefit expense estimates of future payments to the government for cost overruns and make necessary adjustments to our reserves.

The military services contracts contain provisions to negotiate change orders. Change orders occur when we perform services or incur costs under the directive of the federal government that were not originally specified in our contract. Under federal regulations we may be entitled to an equitable adjustment to the contract price in these situations. Change orders may be negotiated and settled at any time throughout the year. We record revenue applicable to change orders when services are performed and these amounts are determinable and the collectibility is reasonably assured.

Investment Securities

Investment securities totaled $4,650.4 million, or 36% of total assets at December 31, 2007. Debt securities totaled $4,639.1 million, or nearly 100% of this investment portfolio. More than 98% of our debt securities were of investment-grade quality, with an average credit rating of AA+ by S&P at December 31, 2007. Most of the debt securities that are below investment grade are rated at the higher end (BB or better) of the non-investment grade spectrum. We have minimal exposure to sub-prime mortgages as we acceded to approximately $8 million of sub-prime and second-lien mortgages with our acquisition of KMG in the fourth quarter of 2007. However, by the end of January 2008, we had reduced that amount to approximately $4 million of sub-prime mortgages, each of which have maintained at least an AA+ rating after subsequent reviews by the rating agencies. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Duration is indicative of the relationship between changes in market value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our debt securities to changes in interest rates. However, actual market values may differ significantly from estimates based on duration. The average duration of our debt securities was approximately 3.9 years at December 31, 2007. Given that short term interest rates were higher than long term rates during most of 2007, cash was invested in cash equivalents instead of longer duration investment securities. Including cash equivalents, the average duration was approximately 2.6 years. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $172 million.

Our investment securities, which consist primarily of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Fair value of actively traded debt and equity securities are based on quoted market prices. Fair value of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates. Fair value of privately held debt securities, including venture capital investments are estimated using a variety of valuation methodologies where an observable quoted market does not exist. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Investment securities available for current operations are classified as current assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other than temporary impairment.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2007.

	Less than 12 months		12 months or more		Total
2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$46,272	$(391)	$169,599	$(1,718)	$215,871	$(2,109)
Tax exempt municipal securities	265,816	(4,098)	284,644	(2,147)	550,460	(6,245)
Corporate and other securities	323,102	(8,645)	52,564	(1,164)	375,666	(9,809)
Mortgage-backed securities	104,656	(1,282)	124,071	(2,299)	228,727	(3,581)

Debt securities	739,846	(14,416)	630,878	(7,328)	1,370,724	(21,744)

Non-redeemable preferred stocks	6,400	(1,575)	—	—	6,400	(1,575)
Common stocks	3	(2)	—	—	3	(2)

Equity securities	6,403	(1,577)	—	—	6,403	(1,577)

Total investment securities	$746,249	$(15,993)	$630,878	$(7,328)	$1,377,127	$(23,321)

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

Unrealized losses at December 31, 2007 resulted from 472 positions out of a total of 1,165 positions held. Approximately 14% of the carrying value of our investment securities have been in an unrealized loss position greater than one year. Of these investment securities in an unrealized loss position longer than a year, approximately 99% of the carrying value are within 5% of recovering fair value up to cost. The unrealized losses at December 31, 2007 primarily were caused by increases in interest rates. All issuers of securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

Goodwill and Long-lived Assets

At December 31, 2007, goodwill and other long-lived assets represented 20% of total assets and 63% of total stockholders’ equity.

SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is our operating segments or one level below the operating segments which comprise our reportable Commercial and Government segments.

The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

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

Long-lived assets consist of property and equipment and other finite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation or amortization for these assets. There were no impairment losses in the last three years. See Note 6 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The level of our pretax earnings is subject to market risk due to changes in investment income from our fixed income portfolio which is partially offset by both our debt position and the short-term duration of the fixed income investment portfolio.

We evaluated the impact on our investment income and debt expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our debt position as of December 31, 2007 and 2006. Our investment portfolio consists of cash, cash equivalents and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including, among others, unexpected changes of cash flow into and out of the portfolio, shifts in the asset mix between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points four times and have changed by less than 100 basis points five times. LIBOR was 4.70% at December 31, 2007.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
As of December 31, 2007
Investment portfolio	$(93,191)	$(62,603)	$(34,478)	$29,613	$59,066	$88,782
Debt	35,173	23,449	11,724	(11,724)	(23,449)	(35,173)

Total	$(58,018)	$(39,154)	$(22,754)	$17,889	$35,617	$53,609

As of December 31, 2006
Investment portfolio	$(100,088)	$(66,422)	$(30,927)	$30,809	$61,808	$93,019
Debt	30,910	20,607	10,303	(10,303)	(20,607)	(30,910)

Total	$(69,178)	$(45,815)	$(20,624)	$20,506	$41,201	$62,109

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,040,453	$1,740,304
Investment securities	3,635,317	3,192,273
Receivables, less allowance for doubtful accounts of $68,260 in 2007 and $45,589 in 2006:
Premiums	592,761	667,657
Administrative services fees	12,780	13,284
Securities lending collateral	1,337,049	627,990
Other current assets	1,114,486	1,062,455

Total current assets	8,732,846	7,303,963

Property and equipment, net	637,241	545,004
Other assets:
Long-term investment securities	1,015,050	414,877
Goodwill	1,663,939	1,310,631
Other long-term assets	829,998	524,011

Total other assets	3,508,987	2,249,519

Total assets	$12,879,074	$10,098,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$2,696,833	$2,410,407
Trade accounts payable and accrued expenses	1,268,963	1,626,658
Book overdraft	269,226	293,605
Securities lending payable	1,337,049	627,990
Unearned revenues	219,780	155,298

Total current liabilities	5,791,851	5,113,958
Long-term debt	1,687,823	1,269,100
Future policy benefits payable	980,686	320,573
Other long-term liabilities	389,777	340,969

Total liabilities	8,850,137	7,044,600

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 186,738,885 shares issued in 2007 and 182,947,691 shares issued in 2006	31,123	30,491
Capital in excess of par value	1,497,998	1,357,077
Retained earnings	2,742,782	1,909,098
Accumulated other comprehensive income (loss)	14,021	(13,205)
Treasury stock, at cost, 16,720,528 shares in 2007 and 16,314,151 shares in 2006	(256,987)	(229,575)

Total stockholders’ equity	4,028,937	3,053,886

Total liabilities and stockholders’ equity	$12,879,074	$10,098,486

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2007	2006	2005
	(in thousands, except per share results)
Revenues:
Premiums	$24,434,347	$20,729,182	$14,001,591
Administrative services fees	391,515	341,211	259,437
Investment income	314,239	291,880	142,976
Other revenue	149,888	54,264	14,123

Total revenues	25,289,989	21,416,537	14,418,127

Operating expenses:
Benefits	20,270,531	17,421,204	11,651,470
Selling, general and administrative	3,476,468	3,021,509	2,195,604
Depreciation and amortization	184,812	148,598	128,858

Total operating expenses	23,931,811	20,591,311	13,975,932

Income from operations	1,358,178	825,226	442,195
Interest expense	68,878	63,141	39,315

Income before income taxes	1,289,300	762,085	402,880
Provision for income taxes	455,616	274,662	106,150

Net income	$833,684	$487,423	$296,730

Basic earnings per common share	$5.00	$2.97	$1.83

Diluted earnings per common share	$4.91	$2.90	$1.79

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(in thousands)
Balances, January 1, 2005	176,045	$29,340	$1,154,437	$1,124,945	$16,526	$(201,000)	$2,124,248
Comprehensive income:
Net income	—	—	—	296,730	—	—	296,730
Other comprehensive income:
Net unrealized investment gains, net of $4,441 tax	—	—	—	—	8,306	—	8,306

Comprehensive income							305,036
Common stock repurchases	—	—	—	—	—	(2,364)	(2,364)
Stock-based compensation	—	—	30,153	—	—	—	30,153
Restricted stock grants	525	88	—	—	—	—	88
Restricted stock forfeitures	(16)	(3)	3	—	—	—	—
Stock option exercises	2,509	418	35,877	—	—	—	36,295
Stock option and restricted stock tax benefit	—	—	15,418	—	—	—	15,418

Balances, December 31, 2005	179,063	29,843	1,235,888	1,421,675	24,832	(203,364)	2,508,874
Comprehensive income:
Net income	—	—	—	487,423	—	—	487,423
Other comprehensive loss:
Net unrealized investment losses, net of $(20,853) tax	—	—	—	—	(34,608)	—	(34,608)

Comprehensive income							452,815
Adjustment to initially apply SFAS 158, net of $(2,064) tax	—	—	—	—	(3,429)	—	(3,429)
Common stock repurchases	—	—	—	—	—	(26,211)	(26,211)
Stock-based compensation	—	—	32,558	—	—	—	32,558
Restricted stock grants	728	121	—	—	—	—	121
Restricted stock forfeitures	(68)	(11)	8	—	—	—	(3)
Stock option exercises	3,225	538	49,982	—	—	—	50,520
Stock option and restricted stock tax benefit	—	—	38,641	—	—	—	38,641

Balances, December 31, 2006	182,948	30,491	1,357,077	1,909,098	(13,205)	(229,575)	3,053,886
Comprehensive income:
Net income	—	—	—	833,684	—	—	833,684
Other comprehensive income:
Net unrealized investment gains and other, net of $16,052 tax	—	—	—	—	27,226	—	27,226

Comprehensive income							860,910
Common stock repurchases	—	—	—	—	—	(27,412)	(27,412)
Stock-based compensation	—	—	42,132	—	—	—	42,132
Restricted stock grants	852	142	—	—	—	—	142
Restricted stock forfeitures	(64)	(11)	8	—	—	—	(3)
Stock option exercises	3,003	501	61,528	—	—	—	62,029
Stock option and restricted stock tax benefit	—	—	37,253	—	—	—	37,253

Balances, December 31, 2007	186,739	$31,123	$1,497,998	$2,742,782	$14,021	$(256,987)	$4,028,937

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$833,684	$487,423	$296,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,812	148,598	128,858
Stock-based compensation	42,132	32,558	30,153
(Gain) loss on sale of property and equipment, net	(13,597)	1,153	152
Gain on sale of investment securities, net	(11,668)	(67,496)	(18,323)
(Benefit) provision for deferred income taxes	(32,736)	70,062	(39,007)
Provision for doubtful accounts	28,922	20,901	4,566
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	60,745	37,653	(161,314)
Other assets	105,689	(365,454)	(63,962)
Benefits payable	245,397	540,067	421,922
Other liabilities	(317,855)	752,032	53,992
Unearned revenues	64,482	29,870	(45,610)
Other	34,255	(655)	1,925

Net cash provided by operating activities	1,224,262	1,686,712	610,082

Cash flows from investing activities
Acquisitions, net of cash acquired	(493,493)	(28,062)	(402,844)
Purchases of property and equipment	(239,244)	(193,151)	(165,846)
Proceeds from sales of property and equipment	26,514	9,623	4,497
Purchases of investment securities	(3,488,631)	(4,269,221)	(3,717,916)
Maturities of investment securities	1,387,967	1,664,332	1,761,588
Proceeds from sales of investment securities	1,670,555	1,742,793	1,723,015
Change in securities lending collateral	(709,059)	(580,380)	30,230

Net cash used in investing activities	(1,845,391)	(1,654,066)	(767,276)

Cash flows from financing activities
Receipts from CMS contract deposits	2,866,170	2,002,451	—
Withdrawals from CMS contract deposits	(3,051,241)	(2,124,717)	—
Borrowings under credit agreement	1,685,000	550,000	494,000
Repayments under credit agreement	(1,335,000)	(300,000)	(294,000)
Proceeds from issuance of senior notes	—	498,545	—
Repayment of senior notes	—	(300,000)	—
Debt issue costs	—	(5,980)	—
Change in book overdraft	(24,379)	13,600	87,945
Change in securities lending payable	709,059	580,380	(30,230)
Common stock repurchases	(27,412)	(26,211)	(2,364)
Tax benefit from stock-based compensation	37,443	38,839	15,545
Proceeds from stock option exercises and other	61,638	48,735	38,235

Net cash provided by financing activities	921,278	975,642	309,131

Increase in cash and cash equivalents	300,149	1,008,288	151,937
Cash and cash equivalents at beginning of year	1,740,304	732,016	580,079

Cash and cash equivalents at end of year	$2,040,453	$1,740,304	$732,016

Supplemental cash flow disclosures:
Interest payments	$67,954	$66,579	$45,258
Income tax payments, net	$443,904	$160,233	$179,300
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$1,315,492	$63,961	$508,443
Less: Fair value of liabilities assumed	(821,999)	(35,899)	(105,599)

Cash paid for acquired businesses, net of cash acquired	$493,493	$28,062	$402,844

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2007 revenues of $25.3 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit plans for employer groups, government benefit programs, and individuals. We derived approximately 71% of our premiums and administrative services fees from contracts with the federal government in 2007. Under our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare members in Florida, accounting for approximately 17% of our total premiums and administrative services fees in 2007. CMS is the federal government’s agency responsible for administering the Medicare program. Under a federal government contract with the Department of Defense, we provide health insurance coverage to TRICARE members, accounting for approximately 12% of our total premiums and administrative services fees in 2007.

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. We identified our segments in accordance with the aggregation provisions of SFAS 131, which aggregates products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

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

Investment Securities

Investment securities, which consist primarily of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Fair value of actively traded debt and equity securities are based on quoted market prices. Fair value of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates. Fair value of privately held debt securities, including venture capital investments are estimated using a variety of valuation methodologies where an observable quoted market does not exist. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. Investment securities available for current operations are classified as current assets. Investment securities available for our long-term insurance product and professional liability funding requirements, as well as restricted statutory deposits and venture capital investments, are classified as long-term assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other than temporary impairment.

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

Receivables and Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our Medicare contracts with CMS renew annually. Our military services contracts with the federal government and our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions.

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

Reinsurance and low-income cost subsidies represent reimbursements from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent reimbursements for CMS’s portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or benefit expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.

For plans where we provide enhanced benefits and selected the alternative demonstration payment option in lieu of the reinsurance subsidy, we receive a monthly per member capitation amount from CMS determined from

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Military Services

Military services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense. We account for the TRICARE South Region contract under EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and as such allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed. Our TRICARE South Region contract contains provisions to share the risk associated with financing the cost of health benefits with the federal government. We earn more revenue or incur additional costs based on the variance of actual health care costs versus a negotiated target cost. We defer the recognition of any contingent revenues for favorable variances until the end of the contract period when the amount is determinable and the collectibility is reasonably assured. We estimate and recognize contingent benefit expense for unfavorable variances currently in our results of operations. We continually review the contingent benefit expense estimates of future payments to the government for cost overruns and make necessary adjustments to our reserves.

Revenues also may include change orders and bid price adjustments attributable to our military services contracts. Change orders represent equitable adjustments for services not originally specified in the contracts. Bid price adjustments, or BPAs, represent adjustments defined in our former contracts subject to negotiations with the federal government. Revenues for these adjustments are recognized when a settlement amount becomes determinable and the collectibility is reasonably assured.

Administrative Services Fees

Administrative services fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded groups. Revenues from providing administration services, also known as administrative services only, or ASO, are recognized in the period services are performed. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, many ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. Accordingly, we have recorded premiums and benefit expenses related to these stop loss arrangements.

Premium and ASO fee receivables are shown net of allowances for estimated uncollectible accounts and retroactive membership adjustments. Premiums and ASO fees received prior to the service period are recorded as unearned revenues.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Revenue

Other revenues primarily relate to RightSource SM, our mail order pharmacy. These revenues are recognized in connection with the shipment of the prescriptions.

Policy Acquisition Costs

Policy acquisition costs are those costs that vary with and primarily are related to the acquisition of new and renewal business. Such costs include commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred in accordance with the Health Care Organization Audit and Accounting Guide. These short-duration employer-group prepaid health services policies typically have a one-year term and may be cancelled upon 30 days notice by the employer group.

Life insurance, annuities, health and other supplemental policies sold to individuals are accounted for as long-duration insurance products under the provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, or SFAS 60, because they are expected to remain in force for an extended period beyond one year due to contractual and regulatory requirements. As a result, we defer policy acquisition costs and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are reviewed annually to determine if they are recoverable from future income.

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

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit is our operating segments or one level below the operating segments which comprise our reportable Commercial and Government segments. The Government segment consists of beneficiaries of government benefit programs, and

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

SFAS 142 requires a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2007, 2006 and 2005 did not result in an impairment loss.

Other intangible assets primarily relate to acquired customer and provider contracts and are included with other long-term assets in the consolidated balance sheets. Other intangible assets are amortized over the useful life, based upon the pattern of future cash flows attributable to the asset. This sometimes results in an accelerated method of amortization for customer contracts because the asset tends to dissipate at a more rapid rate in earlier periods. Other than customer contracts, other intangible assets generally are amortized using the straight-line method. We review other finite-lived intangible assets for impairment under our long-lived asset policy.

Benefits Payable and Benefit Expense Recognition

Benefit expenses include claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in the consolidated balance sheets. Other supplemental benefits include dental, vision, and other voluntary benefits.

We estimate the costs of our benefit expense payments using actuarial methods and assumptions based upon claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors, and record benefit reserves for future payments. We continually review estimates of future payments relating to claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves.

We reassess the profitability of our contracts for providing insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract without consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. Because the majority of our member contracts renew annually, we do not anticipate recording a material premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

We believe our benefits payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future policy benefits payable

Future policy benefits payable include liabilities for long-duration insurance policies including life insurance, annuities and health policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefit expenses in the period the changes occur.

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

We record tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation.

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

Stock-Based Compensation

We recognize stock-based compensation expense, as determined on the date of grant at fair value, straight-line over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock awards using the Black-Scholes option-pricing model. In addition, we report certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. Additional detail regarding our stock-based compensation plans is included in Note 11.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 141 (Revised 2007), Business Combination, or SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items including expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 with early adoption prohibited. Accordingly, we are required to record and disclose business combinations following existing GAAP until January 1, 2009. We currently are evaluating the provisions of SFAS 141R.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. Like SFAS 141R discussed above, earlier adoption is prohibited. We currently are evaluating the provisions of SFAS 160.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes related presentation and disclosure requirements. We were required to make an election regarding this fair value option in the first quarter of 2008, and we did not elect to adopt this fair value option under SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial position or results of operations. We are evaluating the disclosure provisions of SFAS 157 required in connection with the filing of our first quarter 2008 Form 10-Q.

Reclassification

The balance sheet reflects the reclassification of future policy benefits payable to conform to the current year presentation.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITIONS

On November 30, 2007, our Commercial segment acquired KMG America Corporation, or KMG, for cash consideration of $156.3 million including direct transaction costs, plus the assumption of $36.1 million of long-term debt. KMG provides long-duration insurance benefits including supplemental health and life benefit plans. On October 1, 2007, our Commercial segment acquired CompBenefits Corporation, or CompBenefits, for cash consideration of $369.1 million including direct transaction costs. CompBenefits provides dental and vision insurance benefits. These acquisitions, which were financed through a combination of cash and borrowings under our credit agreement, expand our commercial product offerings allowing for significant cross-selling opportunities with our medical insurance products.

The purchase price was allocated to the fair value of KMG’s and CompBenefits’ assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired resulted in $335.8 million of non-deductible goodwill for the Commercial segment.

The preliminary fair values of KMG’s and CompBenefits’ assets acquired and liabilities assumed at the date of the acquisition are summarized as follows:

	KMG	CompBenefits
	(in thousands)
Current assets	$38,638	$55,144
Other intangible assets	102,638	54,143
Goodwill	36,383	299,439
Other long-term assets	733,461	20,960

Total assets acquired	911,120	429,686

Current liabilities	(39,871)	(36,365)
Future policy benefits payable	(647,057)	—
Long-term debt	(36,083)	—
Other long-term liabilities	(31,846)	(24,178)

Total liabilities assumed	(754,857)	(60,543)

Net assets acquired	$156,263	$369,143

The other intangible assets, which primarily consist of customer and provider contracts, have a weighted average useful life of 19.6 years for KMG and 11.5 years for CompBenefits. The long-durational nature of KMG’s customer contracts contributes to a longer useful life and corresponding higher fair value. The purchase price allocations are preliminary, subject to completion of valuation analyses including, for example, refining assumptions used to calculate the fair value of other intangible assets and future policy benefits payable.

On March 1, 2007, our Government segment acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of $27.0 million.

On May 1, 2006, our Commercial segment acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of $67.5 million.

The results of operations and financial condition of KMG, CompBenefits, DefenseWeb and CHA Health have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. The proforma financial information assuming these acquisitions had occurred as of the beginning of each respective period was not material to our results of operations.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES

Investment securities classified as current assets were as follows at December 31, 2007 and 2006:

	2007				2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$710,459	$9,592	$(1,619)	$718,432	$843,798	$2,029	$(8,539)	$837,288
Tax exempt municipal securities	1,735,163	10,011	(5,774)	1,739,400	1,331,894	3,200	(11,462)	1,323,632
Corporate and other securities	507,385	7,183	(6,522)	508,046	459,888	1,258	(3,559)	457,587
Mortgage-backed securities	656,404	9,360	(2,143)	663,621	566,748	4,137	(4,355)	566,530

Debt securities	3,609,411	36,146	(16,058)	3,629,499	3,202,328	10,624	(27,915)	3,185,037
Non-redeemable preferred stocks	7,250	—	(1,432)	5,818	7,251	—	(15)	7,236

Investment securities	$3,616,661	$36,146	$(17,490)	$3,635,317	$3,209,579	$10,624	$(27,930)	$3,192,273

Investment securities classified as long-term assets were as follows at December 31, 2007 and 2006:

	2007				2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government obligations	$263,125	$2,936	$(490)	$265,571	$156,770	$63	$(1,789)	$155,044
Tax exempt municipal securities	125,231	831	(471)	125,591	106,453	90	(1,140)	105,403
Corporate and other securities	424,424	3,198	(3,287)	424,335	108,004	120	(265)	107,859
Mortgage-backed securities	178,758	1,206	(1,438)	178,526	27,684	116	(304)	27,496
Redeemable preferred stocks	14,658	900	—	15,558	12,741	4,750	—	17,491

Debt securities	1,006,196	9,071	(5,686)	1,009,581	411,652	5,139	(3,498)	413,293

Non-redeemable preferred stocks	1,517	16	(143)	1,390	724	—	(1)	723
Common stocks	4,081	—	(2)	4,079	861	—	—	861

Equity securities	5,598	16	(145)	5,469	1,585	—	(1)	1,584

Long-term investment securities	$1,011,794	$9,087	$(5,831)	$1,015,050	$413,237	$5,139	$(3,499)	$414,877

Long-term investment securities with a fair value of $116.6 million at December 31, 2007 and $99.1 million at December 31, 2006 were on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulations.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2007 and 2006:

	Less than 12 months		12 months or more		Total
2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$46,272	$(391)	$169,599	$(1,718)	$215,871	$(2,109)
Tax exempt municipal securities	265,816	(4,098)	284,644	(2,147)	550,460	(6,245)
Corporate and other securities	323,102	(8,645)	52,564	(1,164)	375,666	(9,809)
Mortgage-backed securities	104,656	(1,282)	124,071	(2,299)	228,727	(3,581)

Debt securities	739,846	(14,416)	630,878	(7,328)	1,370,724	(21,744)

Non-redeemable preferred stocks	6,400	(1,575)	—	—	6,400	(1,575)
Common stocks	3	(2)	—	—	3	(2)

Equity securities	6,403	(1,577)	—	—	6,403	(1,577)

Total investment securities	$746,249	$(15,993)	$630,878	$(7,328)	$1,377,127	$(23,321)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than 12 months		12 months or more		Total
2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government obligations	$389,393	$(3,073)	$339,043	$(7,255)	$728,436	$(10,328)
Tax exempt municipal securities	533,409	(1,659)	501,129	(10,943)	1,034,538	(12,602)
Corporate and other securities	162,169	(846)	167,415	(2,978)	329,584	(3,824)
Mortgage-backed securities	184,394	(1,523)	72,449	(3,136)	256,843	(4,659)

Debt securities	1,269,365	(7,101)	1,080,036	(24,312)	2,349,401	(31,413)
Non-redeemable preferred stocks	7,959	(16)	—	—	7,959	(16)

Total investment securities	$1,277,324	$(7,117)	$1,080,036	$(24,312)	$2,357,360	$(31,429)

Unrealized losses at December 31, 2007 resulted from 472 positions out of a total of 1,165 positions held. Approximately 14% of the carrying value of our investment securities have been in an unrealized loss position greater than one year. Of these investment securities in an unrealized loss position longer than a year, approximately 99% of the carrying value are within 5% of recovering fair value up to cost. The unrealized losses at December 31, 2007 primarily were caused by increases in interest rates. All issuers of securities trading at an unrealized loss remain current on all contractual payments and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

The contractual maturities of debt securities available for sale at December 31, 2007, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$175,557	$175,534
Due after one year through five years	1,134,865	1,143,965
Due after five years through ten years	759,990	763,774
Due after ten years	2,545,195	2,555,807

Total debt securities	$4,615,607	$4,639,080

Gross realized investment gains were $20.6 million in 2007, $82.0 million in 2006, and $21.8 million in 2005. Gross realized gains included gains from the sale of venture capital investments of $16.0 million in 2007, $76.2 million in 2006, and $5.7 million in 2005.

Gross realized investment losses were $8.9 million in 2007, $13.6 million in 2006, and $3.5 million in 2005.

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. As of December 31, 2007, investment securities with a fair value of $1,336.1 million were on loan. Net investment income earned on securities lending transactions was $6.6 million in 2007, $1.1 million in 2006, and $0.2 million in 2005.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. MEDICARE PART D

As discussed in Note 2, on January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. In 2007, we paid $725.5 million related to our reconciliation with CMS regarding the 2006 Medicare Part D risk corridor provisions. The consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2007 and 2006:

	2007		2006
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$30,578	$580,383	$18,365	$449,984
Trade accounts payable and accrued expenses	(133,169)	(273,045)	(757,084)	(327,718)

Net current (liability) asset	$(102,591)	$307,338	$(738,719)	$122,266

6. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Land	$16,699	$15,912
Buildings	320,180	291,437
Equipment and computer software	1,256,382	1,080,093
Assets held for sale	—	3,645

	1,593,261	1,391,087
Accumulated depreciation	(956,020)	(846,083)

Property and equipment, net	$637,241	$545,004

Depreciation expense was $162.4 million in 2007, $128.6 million in 2006, and $105.1 million in 2005.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2007 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2005	$741,260	$523,315	$1,264,575
CHA acquisition	39,912	—	39,912
Contingent purchase price settlements related to:
Prior years acquisitions	1,329	4,815	6,144

Balance at December 31, 2006	782,501	528,130	1,310,631
DefenseWeb acquisition	—	17,486	17,486
CompBenefits acquisition	299,439	—	299,439
KMG acquisition	36,383	—	36,383

Balance at December 31, 2007	$1,118,323	$545,616	$1,663,939

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets primarily relate to acquired customer contracts and are included with other long-term assets in the consolidated balance sheets. Amortization expense for other intangible assets was approximately $22.4 million in 2007, $20.0 million in 2006 and $23.8 million in 2005. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2008	$35,571
2009	$26,950
2010	$23,423
2011	$21,433
2012	$19,610

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2007 and 2006:

	Weighted Average Life	2007			2006
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	13.5 yrs	$251,107	$55,266	$195,841	$114,944	$36,449	$78,495
Provider contracts	17.7 yrs	27,783	3,022	24,761	11,500	2,012	9,488
Trade names and other	9.5 yrs	20,416	4,245	16,171	11,602	3,929	7,673

Total other intangible assets	13.8 yrs	$299,306	$62,533	$236,773	$138,046	$42,390	$95,656

8. BENEFITS PAYABLE

Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Balances at January 1	$1,979,733	$1,334,716	$1,074,310
Acquisitions	41,029	21,198	37,375
Incurred related to:
Current year	18,015,247	15,374,855	9,635,435
Prior years	(242,922)	(178,998)	(72,868)

Total incurred	17,772,325	15,195,857	9,562,567

Paid related to:
Current year	(16,012,828)	(13,532,139)	(8,392,628)
Prior years	(1,424,798)	(1,039,899)	(946,908)

Total paid	(17,437,626)	(14,572,038)	(9,339,536)

Balances at December 31	$2,355,461	$1,979,733	$1,334,716

Military services benefits payable of $341.4 million and $430.7 million at December 31, 2007 and 2006, respectively, primarily consisted of our estimate of incurred healthcare services provided to beneficiaries which

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are in turn reimbursed by the federal government, as more fully described in Note 2 to the consolidated financial statements. This amount is generally offset by a corresponding receivable due from the federal government.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

As summarized in the previous table, claim reserve balances at December 31, 2006 ultimately settled during 2007 for $242.9 million less than the amounts originally estimated. During 2006, claim reserve balances at December 31, 2005 ultimately settled for $179.0 million less than the amounts originally estimated. The $63.9 million change in the amounts incurred related to prior years for 2007 as compared to 2006 primarily relates to favorable development experienced in our Medicare operations. This favorable development primarily was due to changes in estimates associated with our 2006 Medicare Part D reconciliation and the growth in our Medicare business. First year Medicare Part D enrollment and eligibility issues in 2006 led to actual claim settlements with other health plans and states during 2007 for amounts less than originally estimated. Similar adjustments in the future are not expected to be as significant due to the program’s operational improvement in 2007.

During 2006, claim reserve balances at December 31, 2005 ultimately settled during 2006 for $179.0 million less than the amounts originally estimated. During 2005, claim reserve balances at December 31, 2004 ultimately settled for $72.9 million less than the amounts originally estimated. This $106.1 million change in the amounts incurred related to prior years for 2006 as compared to 2005 primarily was attributable to both our Medicare and commercial lines of business. The favorable development experienced in our Medicare and commercial operations primarily was due to (1) the utilization of hospital and physician services during the latter half of 2005 ultimately being lower than estimated, (2) the impact of hurricanes in Florida and Louisiana in the second half of 2005 on both utilization of services and claims processing, (3) significant growth in our Medicare PFFS product, (4) reductions in receipt cycle times driven by an increase in electronic claims submissions, and (5) an increase in claim overpayment recovery levels versus our historical overpayment recovery rate.

Benefit expenses associated with the TRICARE contract and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
TRICARE	$2,481,814	$2,208,033	$2,060,528
Future policy benefits	16,392	17,314	28,375

Total	$2,498,206	$2,225,347	$2,088,903

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Current provision:
Federal	$452,286	$192,878	$127,653
States and Puerto Rico	36,066	11,722	17,504

Total current provision	488,352	204,600	145,157
Deferred benefit	(32,736)	70,062	(39,007)

Provision for income taxes	$455,616	$274,662	$106,150

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2007, 2006 and 2005 due to the following:

	2007	2006	2005
	(in thousands)
Income tax provision at federal statutory rate	$451,255	$266,730	$141,008
States, net of federal benefit and Puerto Rico	23,377	18,301	13,169
Tax exempt investment income	(20,254)	(15,713)	(11,917)
Capital loss valuation allowance	—	—	(5,198)
Contingent tax reserves (benefits)	—	1,570	(27,365)
Examination settlements	—	—	(3,518)
Other, net	1,238	3,774	(29)

Provision for income taxes	$455,616	$274,662	$106,150

The $27.4 million reduction in 2005 tax expense primarily related to the recognition of a $22.8 million contingent tax benefit and associated $3.1 million reversal of accrued interest resulting from the resolution of an uncertain tax position associated with the 2000 tax year during the first quarter of 2005 in connection with the expiration of the statute of limitations.

Changes in the capital loss valuation allowance in 2005 resulted from our regular evaluation of probable capital gain realization in the allowable carryforward period given our recent and historical capital gain experience and the consideration of alternative tax planning strategies. The capital loss carryforward expired on December 31, 2005. As such, the remaining unused deferred tax asset and associated allowance were written off.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2007 and 2006 were as follows:

	Assets (Liabilities)
	2007	2006
	(in thousands)
Compensation and other	$115,518	$92,797
Future policy benefits payable	65,919	29,010
Net operating loss carryforwards	39,842	10,810
Unearned premiums	20,452	11,381
Professional liability risks	13,235	13,866
Benefits payable	—	8,959
Investment securities	—	5,891

Total deferred income tax assets	254,966	172,714

Depreciable property and intangible assets	(186,673)	(138,131)
Prepaid expenses and other	(80,312)	(83,169)
Investment securities	(8,096)	—
Benefits payable	(605)	—

Total deferred income tax liabilities	(275,686)	(221,300)

Total net deferred income tax liabilities	$(20,720)	$(48,586)

Amounts recognized in the consolidated balance sheets:
Other current assets	$14,986	$457
Other long-term liabilities	(35,706)	(49,043)

Total net deferred income tax liabilities	$(20,720)	$(48,586)

At December 31, 2007, we had approximately $107.8 million of net operating losses to carryforward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2008 through 2022. Based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

We file income tax returns in the United States and certain foreign jurisdictions. In 2007, the Internal Revenue Service (IRS) completed its examination of our U.S. income tax returns for 2003 and 2004 which did not result in a material adjustment. With few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations by tax authorities for years before 2004. The IRS commenced an examination of our U.S. income tax returns for 2005 and 2006 during 2007 that is anticipated to be completed in 2009. As of December 31, 2007, we are not aware of any significant adjustments the IRS may propose.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The liability for unrecognized tax benefits was $14.6 million at December 31, 2007 and 2006, all of which would affect the effective tax rate if recognized. There were no changes in the liability during the twelve months ended December 31, 2007, and there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize interest accrued related to unrecognized tax benefits and penalties in tax expense.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. DEBT

Long-term debt outstanding was as follows at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Long-term debt:
6.45% senior, unsecured notes due 2016, net of unamortized discount of $1,282 at December 31, 2007 and $1,393 at December 31, 2006	$498,718	$498,607
6.30% senior, unsecured notes due 2018, net of unamortized discount of $608 at December 31, 2007 and $665 at December 31, 2006	299,392	299,335
Fair value of interest rate swap agreements	51,105	18,093

Total senior notes	849,215	816,035
Credit agreement	800,000	450,000
Other long-term borrowings	38,608	3,065

Total long-term debt	$1,687,823	$1,269,100

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

Swap Agreements

In order to hedge the risk of changes in the fair value of all our senior notes attributable to fluctuations in interest rates, we entered into interest rate swap agreements. Interest rate swap agreements, which are considered derivatives, are contracts that exchange interest payments on a specified principal amount, or notional amount, for a specified period. Our interest rate swap agreements, which have a notional amount of $800 million, exchange the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. At December 31, 2007, the weighted average effective interest rate for all of our senior notes was 5.9%.

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

At December 31, 2007, the fair value of all our swap agreements was in our favor by $51.1 million and included in other long-term assets. Likewise, the carrying values of all of our senior notes have been increased $51.1 million to reflect their fair values. The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement

Our 5-year $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a revolving credit basis or a competitive advance basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for each day in which borrowings under the facility exceed 50% of the total $1 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option. The credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth and a maximum leverage ratio.

At December 31, 2007, we had $800 million of borrowings under the credit agreement outstanding at an interest rate, which varies with LIBOR, of 5.30%. In addition, we have outstanding letters of credit of $2.0 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of December 31, 2007, we had $198.0 million of remaining borrowing capacity under the credit agreement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.6 million at December 31, 2007 represent junior subordinated debt assumed in the KMG acquisition of $36.1 million and financing for the renovation of a building of $2.5 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

11. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $69.7 million in 2007, $56.0 million in 2006, and $42.9 million in 2005, all of which was funded currently to the extent it was deductible for federal income tax purposes. Based on the year end closing stock price of $75.31, approximately 26% of the retirement and savings plan’s assets were invested in our common stock representing 3% of the shares outstanding as of December 31, 2007. Through December 31, 2006, the Company match was invested in

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Humana common stock fund. However, a participant could reinvest any funds, including the Company match in the Humana common stock fund, in any other plan investment option at any time. Beginning January 1, 2007, the Company’s cash match is invested pursuant to the participant’s contribution direction.

Stock-Based Compensation

We have plans under which options to purchase our common stock and restricted stock awards have been granted to executive officers, directors, key employees and consultants. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock. The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
Stock-based compensation expense by type:
Stock options	$15,408	$18,025	$24,304
Restricted stock awards	26,724	14,533	5,849

Total stock-based compensation expense	42,132	32,558	30,153
Tax benefit recognized	(15,732)	(12,028)	(11,337)

Stock-based compensation expense, net of tax	$26,400	$20,530	$18,816

Since 2006, a greater proportion of the awards granted to employees, excluding executive officers, were restricted stock awards as opposed to stock options when compared to grants made in prior years.

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $48.0 million in 2007, $47.8 million in 2006, and $22.3 million in 2005. There was no capitalized stock-based compensation expense.

Beginning April 2006, the stock plans provide that one restricted share is equivalent to 1.7 stock options. At December 31, 2007, there were 15,774,996 shares reserved for stock award plans, including 9,994,245 shares of common stock available for future grants assuming all stock options or 5,878,968 shares available for future grants assuming all restricted shares.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of each option granted during 2007, 2006, and 2005 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted average assumptions indicated below:

	2007	2006	2005
Weighted average fair value at grant date	$21.07	$19.10	$12.93
Expected option life (years)	4.8	4.8	5.0
Expected volatility	28.9%	31.6%	37.2%
Risk-free interest rate	4.5%	4.6%	3.9%
Dividend yield	None	None	None

When valuing employee stock options, we stratify the employee population into homogenous groups that historically have exhibited similar exercise behaviors. These groups include executive officers, directors, and all other employees. We value the stock options based on the unique assumptions for each of these employee groups.

We calculate the expected term for our employee stock options based on historical employee exercise behavior and base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term.

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

We base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term.

Activity for our option plans was as follows for the year ended December 31, 2007:

	Shares Under Option	Weighted Average Exercise Price

Options outstanding at December 31, 2006	7,286,011	$26.12
Granted	1,015,786	63.79
Exercised	(3,002,465)	20.90
Forfeited	(219,903)	27.56

Options outstanding at December 31, 2007	5,079,429	$36.68

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value ($000)(1)
Options exercisable at December 31, 2007	2,733,028	$23.44	4.5 Years	$52.03	$142,205
Options vested and expected to vest at December 31, 2007(2)	5,040,830	$36.50	4.8 Years	$38.99	$196,547

(1)	Computed based upon the amount by which the fair market value of our common stock at December 31, 2007 of $75.47 per share exceeded the weighted average exercise price.
(2)	We began estimating forfeitures under SFAS 123R upon adoption on January 1, 2006.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercised during 2007 was $133.9 million, compared with $133.7 million during 2006 and $57.8 million during 2005. Cash received from stock option exercises for the years ended December 31, 2007, 2006, and 2005 totaled $62.7 million, $49.2 million, and $36.4 million, respectively.

Total compensation expense related to nonvested options not yet recognized was $23.6 million at December 31, 2007. We expect to recognize this compensation expense over a weighted average period of approximately 1.6 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally three years from the date of grant.

The weighted average grant date fair value of our restricted stock awards was $63.59, $54.36, and $32.81 for the years ended December 31, 2007, 2006, and 2005, respectively. Activity for our restricted stock awards was as follows for the year ended December 31, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2006	1,107,455	$45.86
Granted	852,353	63.59
Vested	(51,206)	56.93
Forfeited	(63,624)	49.65

Nonvested restricted stock at December 31, 2007	1,844,978	$53.61

The fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $3.4 million, $2.3 million, and $0.6 million, respectively. Total compensation expense related to nonvested restricted stock awards not yet recognized was $44.7 million at December 31, 2007. We expect to recognize this compensation expense over a weighted average period of approximately 1.4 years. There are no other contractual terms covering restricted stock awards once vested.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands, except per share results)
Net income available for common stockholders	$833,684	$487,423	$296,730

Weighted average outstanding shares of common stock used to compute basic earnings per common share	166,871	164,137	161,714
Dilutive effect of:
Employee stock options	2,251	3,542	3,751
Restricted stock	698	317	95

Shares used to compute diluted earnings per common share	169,820	167,996	165,560

Basic earnings per common share	$5.00	$2.97	$1.83

Diluted earnings per common share	$4.91	$2.90	$1.79

Restricted stock and stock options to purchase 1,017,381 shares in 2007, 854,379 shares in 2006, and 826,587 shares in 2005 were anti-dilutive and, therefore, were not included in the computations of diluted earnings per common share.

13. STOCKHOLDERS’ EQUITY

Stock Repurchases

On February 21, 2008, the Board of Directors authorized the use of up to $150 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions.

In connection with employee stock plans, we acquired 406,377 of our common shares at an aggregate cost of $27.4 million during 2007, and 467,767 of our common shares at an aggregate cost of $26.2 million during 2006.

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

Based on the most recent statutory financial statements as of December 31, 2007, we maintained aggregate statutory capital and surplus of $2,905.2 million in our state regulated subsidiaries. This compares to applicable

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statutory requirements which aggregated $1,810.5 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at December 31, 2007, we would have $966.3 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements based on the most recent statutory financial statements as of December 31, 2007.

14. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2018. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an administrative expense, for all operating leases were as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Rent expense	$121,163	$104,711	$81,357
Sublease rental income	(10,254)	(10,442)	(11,192)

Net rent expense	$110,909	$94,269	$70,165

Future annual minimum payments due subsequent to December 31, 2007 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
For the years ending December 31:
2008	$107,878	$(1,640)	$106,238
2009	93,395	(655)	92,740
2010	82,923	(450)	82,473
2011	57,030	(436)	56,594
2012	28,749	(389)	28,360
Thereafter	47,839	(219)	47,620

Total	$417,814	$(3,789)	$414,025

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $57.8 million in 2008, $42.0 million in 2009, $32.2 million in 2010, $22.9 million in 2011 and $25.2 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any SPE transactions.

Guarantees and Indemnifications

Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency. Our parent also has guaranteed the obligations of our military services subsidiaries.

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

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the year ended December 31, 2007, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2008.

Our military business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2007, primarily consisted of the TRICARE South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2007, the South Region contract was extended into the fourth option period, which runs from April 1, 2007 to March 31, 2008. We have received a notice from the government of its intent to renew the fifth option period which runs from April 1, 2008 to March 31, 2009. The Department of Defense has the option to extend the current contract for up to six months under existing terms. Congressional authority has also been granted to extend the contract in one year increments for a maximum of two additional years. In the second quarter of 2007, a draft solicitation related to the new TRICARE contracts, currently scheduled to begin April 1, 2009, was issued for industry comment. Currently, we are anticipating a formal

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

request for proposal, or RFP, for the TRICARE contracts. As required under the contract, the target underwritten health care cost and underwriting fee amounts for the fourth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

In October 2007, we were awarded the Department of Veterans Affairs first specialty network demonstration project, known as Project HERO (Healthcare Effectiveness through Resource Optimization), to support healthcare delivery to veterans. The contract is comprised of one base period and four one-year option periods subject to annual renewals at the federal government’s option, with services beginning January 1, 2008.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2007, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Health Insurance Administration for the East and Southeast regions of Puerto Rico are effective from November 1, 2006 through June 30, 2008. In 2007, we also entered into an ASO contract with the Puerto Rico Health Administration for the Metro North Region which is effective from November 1, 2006 through October 31, 2009.

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

On February 13, 2008, New York Attorney General Andrew Cuomo announced he had issued subpoenas to 16 health plans in conjunction with a lawsuit his office is filing against UnitedHealth Group and its subsidiary, Ingenix, as part of an industry-wide investigation into certain provider-payment practices. We received a subpoena in connection with this matter and intend to cooperate fully with the investigation. The matters covered by the subpoena do not involve our Medicare operations in New York or any other state. Our operations in New York consist primarily of Medicare business.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The outcome of current suits or likelihood or outcome of future suits or governmental investigations cannot be accurately predicted with certainty. Although it is not reasonably possible to estimate whether a loss will occur as a result of these legal matters, or if a loss should occur, the amount of such loss, we do not believe that any legal matters to which we are a party are likely to have a material adverse effect on our financial position, results of operations, and cash flows. However, there can be no assurance that any pending legal matters or any legal matters that may arise in the future would not have a material adverse effect on our financial position, results of operations, and cash flows.

15. SEGMENT INFORMATION

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. We identified our segments in accordance with the aggregation provisions of SFAS 131, which aggregates products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment results were as follows for the years ended December 31, 2007, 2006, and 2005:

	Government Segment
	2007	2006	2005
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$11,173,417	$8,499,064	$4,590,362
Medicare stand-alone PDP	3,668,425	3,050,304	—

Total Medicare	14,841,842	11,549,368	4,590,362
Military services	2,839,790	2,543,930	2,407,653
Medicaid	555,594	520,520	548,714

Total premiums	18,237,226	14,613,818	7,546,729
Administrative services fees	73,659	49,442	50,059
Investment income	182,616	116,075	18,280
Other revenue	1,705	1,783	2,843

Total revenues	18,495,206	14,781,118	7,617,911

Operating expenses:
Benefits	15,279,610	12,424,047	6,272,045
Selling, general and administrative	2,042,249	1,730,243	963,354
Depreciation and amortization	108,291	85,071	56,310

Total operating expenses	17,430,150	14,239,361	7,291,709

Income from operations	1,065,056	541,757	326,202
Interest expense	37,525	27,912	9,526

Income before income taxes	$1,027,531	$513,845	$316,676

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 71% for 2007, 67% for 2006 and 51% for 2005.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Segment
	2007	2006	2005
	(in thousands)
Revenues:
Premiums:
Fully-insured:
PPO	$3,664,019	$3,684,442	$3,635,347
HMO	1,998,981	2,019,936	2,432,768

Total fully-insured	5,663,000	5,704,378	6,068,115
Specialty	534,121	410,986	386,747

Total premiums	6,197,121	6,115,364	6,454,862
Administrative services fees	317,856	291,769	209,378
Investment income	131,623	175,805	124,696
Other revenue	148,183	52,481	11,280

Total revenues	6,794,783	6,635,419	6,800,216

Operating expenses:
Benefits	4,990,921	4,997,157	5,379,425
Selling, general and administrative	1,434,219	1,291,266	1,232,250
Depreciation and amortization	76,521	63,527	72,548

Total operating expenses	6,501,661	6,351,950	6,684,223

Income from operations	293,122	283,469	115,993
Interest expense	31,353	35,229	29,789

Income before income taxes	$261,769	$248,240	$86,204

16. REINSURANCE

Certain blocks of insurance assumed in acquisitions, primarily life, long-term care and annuities in run-off status, are subject to reinsurance where some or all of the underwriting risk related to these policies has been ceded to a third party. In addition, a large portion of our reinsurance takes the form of 100% coinsurance agreements where, in addition to all of the underwriting risk, all administrative responsibilities, including premium collections and claim payment, have also been ceded to a third party. We acquired these policies and related reinsurance agreements with the purchase of stock of companies in which the policies were originally written. We acquired these companies for business reasons unrelated to these particular policies, including the companies’ other products and licenses necessary to fulfill strategic plans.

A reinsurance agreement between two entities transfers the underwriting risk of policyholder liabilities to a reinsurer while the primary insurer retains the contractual relationship with the ultimate insured. As such, these reinsurance agreements do no completely relieve us of our potential liability to the ultimate insured. However, given the transfer of underwriting risk, our potential liability is limited to the credit exposure which exists should the reinsurer be unable to meet its obligations assumed under these reinsurance agreements.

Reinsurance recoverables represent the portion of future policy benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other long-term assets, were $341.6 million at December 31, 2007 and $242.7 million at December 31, 2006. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was 70% at

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 100% at December 31, 2006. The decrease primarily was related to the November 30, 2007 KMG acquisition. Premiums ceded were $13.4 million in 2007, $15.7 million in 2006 and $21.7 million in 2005.

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2007 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating
	(in thousands)
Protective Life Insurance Company	$214,821	A+ (superior)
All others	126,817	A+ to A- (excellent)

	$341,638

The all other category represents approximately 20 reinsurers with individual balances less than $25.0 million. Two of these reinsurers have placed $31.0 million in trusts equivalent to the amount recoverable from the reinsurer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Humana Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2007 Annual Report to Stockholders. Our responsibility is to express opinions on these financial statements, financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 22, 2008

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2007 and 2006 follows:

	2007
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$6,204,813	$6,426,797	$6,319,584	$6,338,795
Income before income taxes	112,221	339,590	478,502	358,987
Net income	71,241	216,846	302,378	243,219
Basic earnings per common share	0.43	1.30	1.81	1.45
Diluted earnings per common share	0.42	1.28	1.78	1.43

	2006
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$4,704,365	$5,407,169	$5,649,784	$5,655,219
Income before income taxes	131,208	140,322	249,374	241,181
Net income	83,715	89,489	159,198	155,021
Basic earnings per common share	0.51	0.55	0.97	0.94
Diluted earnings per common share	0.50	0.53	0.95	0.92

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation as of December 31, 2007, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 95.

Michael B. McCallister

President and Chief Executive Officer

James H. Bloem

Senior Vice President and Chief Financial Officer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the caption “Election of Directors” of such Proxy Statement.

Executive Officers of the Registrant

Set forth below are names and ages of all of our current executive officers as of February 1, 2008, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	55	President and Chief Executive Officer	09/89(1)
James E. Murray	54	Chief Operating Officer	08/90(2)
James H. Bloem	57	Senior Vice President—Chief Financial Officer and Treasurer	02/01(3)
Bruce J. Goodman	66	Senior Vice President—Chief Service and Information Officer	04/99(4)
Bonita C. Hathcock	59	Senior Vice President—Chief Human Resources Officer	05/99(5)
Arthur P. Hipwell	59	Senior Vice President	08/90(6)
Thomas J. Liston	46	Senior Vice President—Strategy and Corporate Development	01/97(7)
Jonathan T. Lord, M.D.	53	Senior Vice President—Chief Innovation Officer	04/00(8)
Heidi S. Margulis	54	Senior Vice President—Government Relations	12/95(9)
Steven E. McCulley	46	Vice President & Controller (Principal Accounting Officer)	08/04(10)
Steven O. Moya	58	Senior Vice President—Chief Marketing Officer	01/01(11)
Kathleen Pellegrino	61	Vice President—Acting General Counsel	08/90(12)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Mr. McCallister joined the Company in June 1974.
(2)	Mr. Murray currently serves as Chief Operating Officer, having held this position since February 2006. Prior to that, Mr. Murray held the position of Chief Operating Officer—Market and Business Segment Operations from September 2002 to February 2006. Mr. Murray joined the Company in October 1989.
(3)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Mr. Bloem joined the Company in February 2002.
(4)	Mr. Goodman currently serves as Senior Vice President and Chief Service and Information Officer having held this position since September 2002. Mr. Goodman joined the Company in April 1999.
(5)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer having held this position since May 1999 when she joined the Company.
(6)	Mr. Hipwell currently serves as Senior Vice President having held this position since March 2007. Prior to that, Mr. Hipwell was Senior Vice President and General Counsel from September 1999 to March 2007. Mr. Hipwell joined the Company in 1979.
(7)	Mr. Liston currently serves as Senior Vice President—Strategy & Corporate Development having held this position since July 2000. Mr. Liston joined the Company in 1995.
(8)	Dr. Lord currently serves as Senior Vice President and Chief Innovation Officer having held this position since September 2002. Dr. Lord joined the Company in April 2000.
(9)	Ms. Margulis currently serves as Senior Vice President—Government Relations having held this position since January 2000. Ms. Margulis joined the Company in November 1985.
(10)	Mr. McCulley currently serves as Vice President & Controller (Principal Accounting Officer) having held this position since August 2004. Prior to that, he served as Vice President & Controller from January 2001 to August 2004. Mr. McCulley joined the Company in 1990.

(11)	Mr. Moya currently serves as Senior Vice President and Chief Marketing Officer having held this position since January 2001, when he joined the Company.
(12)	Ms. Pellegrino currently serves as Vice President and Acting General Counsel having held this position since June 1, 2007. Prior to that, she served as Vice President and Deputy General Counsel from April 2006 until June 2007, and Vice President and Associate General Counsel from May 1998 to April 2006. Ms. Pellegrino joined the Company in 1982.

Executive officers are elected annually by the Company’s Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of the executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

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

Code of Business Conduct and Ethics

Since 1995, the Company has operated under an omnibus Code of Ethics and Business Conduct, known as the Humana Inc. Principles of Business Ethics, which includes provisions ranging from restrictions on gifts to conflicts of interest. All employees and directors are required to annually affirm in writing their acceptance of the code. The Humana Inc. Principles of Business Ethics was adopted by our Board of Directors in February 2004 as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Principles of Business Ethics is available at our web site www.humana.com and upon a written request addressed to Humana Inc. Vice President and Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202. Any waiver of the application of the Humana Inc. Principles of Business Ethics to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.

Corporate Governance Items

We have made available free of charge on or through the Investor Relations section of our Internet web site (http://www.humana.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our Board of Directors, including a determination of independence for each member, the various committees of our Board of Directors, the members of each committee, the charters of these committees, the name(s) of the Directors designated as a financial expert under rules and regulations promulgated by the SEC, the process for designating a lead director to act at executive sessions of the non-management Directors, the pre-approval process of non-audit services provided by our independent accountants, our by-laws and Certificate of Incorporation, our Major Vote policy, our Related Persons Transaction Policy, the process by which stockholders can communicate with Directors, the process by which stockholders can make Director nominations, the Company’s Corporate

Governance Guidelines, the Humana Principles of Business Ethics, and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Any waivers or amendments for Directors or Executive Officers to the Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. The Company will provide any of these documents in print without charge to any stockholder who makes a written request to: Vice President and Corporate Secretary, Humana Inc., 500 West Main Street, 27th floor, Louisville, Kentucky 40202. Additional information about these items can be found in, and is incorporated by reference to, the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors

None.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the caption “Corporate Governance-Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the caption “Corporate Governance-Committee Composition” of such Proxy Statement.

Certifications

Our CEO and CFO have signed the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. These certifications are filed as Exhibits to this Annual Report on Form 10-K. Additionally, our CEO has signed the certificate as to compliance with the Corporate Governance Listing Standards of the New York Stock Exchange as of December 31, 2006 and will sign the certificate as to such compliance as of December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the captions “Certain Transactions with Management and Others” and “Independent Directors” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2008 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

Schedule I Parent Company Financial Information

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992. Exhibit 4(i) to the Company’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994, is incorporated by reference herein.

(b)	Copy of by-laws, as amended on January 4, 2007. Exhibit 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated by reference herein.

4(a)	Indenture dated August 5, 2003 covering the Company’s Senior Debt Securities. Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(b)	First Supplemental Indenture dated August 5, 2003 covering the Company’s 6.30% Senior Notes due 2018. Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(c)	Second Supplemental Indenture dated May 31, 2006 covering the Company’s 6.450% Senior Notes due 2016. Exhibit 4.1 to the Company’s 8-K filed on May 31, 2006, is incorporated by reference herein.

(d)	Indenture dated March 30, 2006 by and between the Company and The Bank of New York Trust Company, N.A., as trustee. Exhibit 4.2 to the Company’s Form S-3 filed on March 31, 2006, is incorporated by reference herein.

(e)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of the Company on a consolidated basis. Other long-term indebtedness of the Company is described herein in Note 10 to Consolidated Financial Statements. The Company agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to the Form 10-K to the Commission upon request.

10(a)*	1989 Stock Option Plan for Non-Employee Directors. Exhibit B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 11, 1990, is incorporated by reference herein.

(b)*	Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors. Annex C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on February 18, 1993, is incorporated by reference herein.

10(c)*	Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors. Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated by reference herein.

(d)*	1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998. Exhibit A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(e)*	1996 Stock Incentive Plan for Employees. Annex A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 9, 1996, is incorporated by reference herein.

(f)*	1996 Stock Incentive Plan for Employees as amended in 1998. Exhibit C to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on May 14, 1998, is incorporated by reference herein.

(g)*	Humana Inc. Non-Qualified Stock Option Plan for Employees. Exhibit 99 to the Company’s Form S-8 Registration Statement No. 333-86801 filed on September 9, 1999, is incorporated by reference herein.

(h)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options). Exhibit 10(a) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(i)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options). Exhibit 10(b) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(j)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Non-Qualified Stock Options). Exhibit 10(c) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(k)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Incentive Stock Options). Exhibit 10(d) to the Company’s Form 8-K filed on August 26, 2004, is incorporated by reference herein.

(l)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan. Appendix A to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on April 27, 2006, is incorporated by reference herein.

(m)*	Humana Inc. 2003 Executive Management Incentive Compensation Plan as amended on October 25, 2007, filed herewith.

(n)*	Form of Change of Control Agreement amended on October 25, 2007, filed herewith.

(o)*	Employment Agreement—Michael B. McCallister. Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference herein.

(p)*	Trust under Humana Inc. Deferred Compensation Plans. Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated by reference herein.

(q)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (As amended through August 23, 2007). Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated by reference herein.

(r)*	Severance policy as amended and restated on October 25, 2007, filed herewith.

(s)*	Humana Officers’ Target Retirement Plan, as amended and restated on October 25, 2007, filed herewith.

10(t)*	Summary of Changes to Humana Inc. Retirement Plans, as amended. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference herein.

(u)*	Humana Supplemental Executive Retirement and Savings Plan, as amended and restated on December 13, 2007, filed herewith.

(v)*	Letter agreement with Company officers concerning health insurance availability. Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated by reference herein.

(w)*	Executive Long-Term Disability Program. Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference herein.

(x)*	Indemnity Agreement. Appendix B to the Company’s Proxy Statement covering the Annual Meeting of Stockholders held on January 8, 1987, is incorporated by reference herein.

(y)*	Form of Company’s Restricted Stock Agreement under the 1996 Stock Incentive Plan. Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(z)*	Form of Company’s Restricted Stock Agreement under the 2003 Stock Incentive Plan. Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(aa)*	Summary of the Company’s Financial Planning Program for eight executive officers. Current Report on Form 8-K dated December 15, 2005, is incorporated by reference herein.

(bb)*	Form of Company’s Combined Option and Restricted Stock Agreement with Restrictive Covenants under the 2003 Stock Incentive Plan. Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is incorporated by reference herein.

(cc)*	Form of Company’s Stock Option Agreement and Agreement Not to Compete or Solicit under the Amended and Restated 2003 Stock Incentive Plan, filed herewith.

(dd)	Five-Year Credit Agreement. Exhibit 10 to the Company’s 8-K filed on July 19, 2006, is incorporated by reference herein.

(ee)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of the Company dated as September 1, 2003. Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference herein.

(ff)	Form of CMS Coordinated Care Plan Agreement. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(gg)	Form of CMS Private Fee for Service Agreement. Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(hh)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(ii)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan. Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

10(jj)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan. Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(kk)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan. Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.

(ll)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS. Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is incorporated by reference herein.

12	Computation of ratio of earnings to fixed charges, filed herewith.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers. Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is incorporated by reference herein.

21	List of subsidiaries, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	CEO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	CFO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, filed herewith.

*	Exhibits 10(a) through and including 10(cc) are compensatory plans or management contracts.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$509,328	$319,340
Investment securities	26,346	105,024
Receivable from operating subsidiaries	288,967	330,891
Securities lending collateral	401,292	1,081
Other current assets	298,963	325,002

Total current assets	1,524,896	1,081,338

Property and equipment, net	440,215	407,345
Investments in subsidiaries	5,482,145	4,117,757
Other long-term assets	71,485	44,278

Total assets	$7,518,741	$5,650,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$886,030	$902,463
Current portion of notes payable to operating subsidiaries	27,600	27,600
Book overdraft	57,029	56,153
Other current liabilities	390,762	254,205
Securities lending payable	401,292	1,081

Total current liabilities	1,762,713	1,241,502

Long-term debt	1,651,740	1,269,100
Notes payable to operating subsidiaries	8,550	18,000
Other long-term liabilities	66,801	68,230

Total liabilities	3,489,804	2,596,832

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 186,738,885 shares issued in 2007, and 182,947,691 shares issued in 2006	31,123	30,491
Treasury stock, at cost, 16,720,528 shares in 2007 and 16,314,151 shares in 2006	(256,987)	(229,575)
Other stockholders’ equity	4,254,801	3,252,970

Total stockholders’ equity	4,028,937	3,053,886

Total liabilities and stockholders’ equity	$7,518,741	$5,650,718

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$829,515	$798,472	$581,362
Investment income and other income, net	22,403	91,109	23,657

	851,918	889,581	605,019

Expenses:
Selling, general and administrative	683,562	676,613	499,787
Depreciation	119,076	96,215	81,634
Interest	71,258	63,587	40,935

	873,896	836,415	622,356

(Loss) income before income taxes and equity in net earnings of subsidiaries	(21,978)	53,166	(17,337)
(Benefit) provision for income taxes	(16,103)	25,181	(44,174)

(Loss) income before equity in net earnings of subsidiaries	(5,875)	27,985	26,837
Equity in net earnings of subsidiaries	839,559	459,438	269,893

Net income	$833,684	$487,423	$296,730

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$682,374	$330,722	$414,790

Cash flows from investing activities:
Acquisitions	(548,251)	(2,810)	(498,948)
Purchases of investment securities	(25,147)	(119,753)	(200,048)
Proceeds from sale of investment securities	100,001	264,439	193,391
Maturities of investment securities	15,213	29,005	22,041
Purchases of property and equipment, net	(139,962)	(147,719)	(141,124)
Capital contributions to operating subsidiaries	(307,340)	(723,501)	(116,000)
Surplus note redemption from operating subsidiaries	—	7,000	10,000
Change in securities lending collateral	(400,211)	902	6,008
Other	—	29	—

Net cash used in investing activities	(1,305,697)	(692,408)	(724,680)

Cash flows from financing activities:
Borrowings under credit agreement	1,685,000	550,000	494,000
Repayments under credit agreement	(1,335,000)	(300,000)	(294,000)
Proceeds from issuance of senior notes	—	498,545	—
Repayments of senior notes	—	(300,000)	—
Debt issue costs	—	(5,980)	—
Repayment of notes issued to operating subsidiaries	(9,450)	—	—
Change in book overdraft	876	9,306	(6,679)
Change in securities lending payable	400,211	(902)	(6,008)
Common stock repurchases	(27,412)	(26,211)	(2,364)
Tax benefit from stock-based compensation	37,443	38,839	15,545
Proceeds from stock option exercises and other	61,643	48,223	35,734

Net cash provided by financing activities	813,311	511,820	236,228

Increase (decrease) in cash and cash equivalents	189,988	150,134	(73,662)
Cash and cash equivalents at beginning of year	319,340	169,206	242,868

Cash and cash equivalents at end of year	$509,328	$319,340	$169,206

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $377.0 million in 2007, $247.5 million in 2006 and $236.0 million in 2005.

Guarantee

Through indemnity agreements approved by state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by our parent company in the event of insolvency for; (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency. Our parent has also guaranteed the obligations of our military services subsidiaries.

Notes Receivables from Operating Subsidiaries

We funded certain subsidiaries with surplus note agreements. These notes are generally non-interest bearing and may not be entered into or repaid without the prior approval of the applicable Departments of Insurance.

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 5.53% to 6.65% and are payable between 2008 and 2009. We recorded interest expense of $2.7 million, $2.6 million and $2.2 million related to these notes for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, we repaid a $9.5 million note payable to operating subsidiaries in connection with the sale of the underlying building.

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

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Based on the most recent statutory financial statements as of December 31, 2007, we maintained aggregate statutory capital and surplus of $2,905.2 million in our state regulated subsidiaries. This compares to applicable statutory requirements which aggregated $1,810.5 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico at December 31, 2007, we would have $966.3 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements based on the most recent statutory financial statements as of December 31, 2007.

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

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts(1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2007	$45,589	$—	$28,922	$796	$(7,047)	$68,260
2006	32,557	—	20,901	(717)	(7,152)	45,589
2005	34,506	—	4,566	(1,027)	(5,488)	32,557

Deferred tax asset valuation allowance:
2007	—	—	—	—	—	—
2006	—	—	—	—	—	—
2005	20,123	—	(5,198)	—	(14,925)	—

(1)	Represents changes in retroactive membership adjustments to premium revenues as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/s/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	February 25, 2008

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Chairman of the Board	February 25, 2008

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	February 25, 2008

/s/ W. ROY DUNBAR W. Roy Dunbar	Director	February 25, 2008

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Director	February 25, 2008

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	February 25, 2008

/s/ WILLIAM J. MCDONALD William J. McDonald	Director	February 25, 2008

/s/ JAMES J. O’BRIEN James J. O’Brien	Director	February 25, 2008

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	February 25, 2008