Form 10-Q
period 2008-03-31
HUMANA INC
filed 2008-04-29
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2008
$0.16 2/3 par value	169,212,316 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2008

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,688,287	$2,040,453
Investment securities	3,954,830	3,635,317
Receivables, less allowance for doubtful accounts of $75,994 in 2008 and $68,260 in 2007:
Premiums	747,806	592,761
Administrative services fees	11,517	12,780
Securities lending collateral	973,925	1,337,049
Other current assets	1,233,910	1,114,486

Total current assets	8,610,275	8,732,846

Property and equipment, net	636,935	637,241
Other assets:
Long-term investment securities	963,106	1,015,050
Goodwill	1,683,604	1,663,939
Other long-term assets	868,108	829,998

Total other assets	3,514,818	3,508,987

Total assets	$12,762,028	$12,879,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Benefits payable	$2,885,371	$2,696,833
Trade accounts payable and accrued expenses	1,356,405	1,268,963
Book overdraft	291,246	269,226
Securities lending payable	973,925	1,337,049
Unearned revenues	227,492	219,780

Total current liabilities	5,734,439	5,791,851
Long-term debt	1,601,335	1,687,823
Future policy benefits payable	968,719	980,686
Other long-term liabilities	405,061	389,777

Total liabilities	8,709,554	8,850,137

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 187,618,225 shares issued at March 31, 2008 and 186,738,885 shares issued at December 31, 2007	31,165	31,123
Capital in excess of par value	1,527,979	1,497,998
Retained earnings	2,822,952	2,742,782
Accumulated other comprehensive income	7,312	14,021
Treasury stock, at cost, 18,405,909 shares at March 31, 2008 and 16,720,528 shares at December 31, 2007	(336,934)	(256,987)

Total stockholders' equity	4,052,474	4,028,937

Total liabilities and stockholders' equity	$12,762,028	$12,879,074

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in thousands, except per share results)
Revenues:
Premiums	$6,712,601	$6,004,563
Administrative services fees	111,979	95,864
Investment income	89,959	73,527
Other revenue	45,165	30,859

Total revenues	6,959,704	6,204,813

Operating expenses:
Benefits	5,818,034	5,214,000
Selling, general and administrative	950,445	820,610
Depreciation and amortization	50,958	40,064

Total operating expenses	6,819,437	6,074,674

Income from operations	140,267	130,139
Interest expense	16,339	17,918

Income before income taxes	123,928	112,221
Provision for income taxes	43,758	40,980

Net income	$80,170	$71,241

Basic earnings per common share	$0.48	$0.43

Diluted earnings per common share	$0.47	$0.42

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$80,170	$71,241
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities, net	(10,264)	(1,672)
Stock-based compensation	13,916	9,802
Depreciation and amortization	50,958	40,064
Provision (benefit) for deferred income taxes	7,811	(6,111)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(153,782)	(156,179)
Other assets	(82,823)	(18,945)
Benefits payable	188,538	394,068
Other liabilities	(101,074)	62,537
Unearned revenues	7,712	1,175,027
Other, net	3,277	4,649

Net cash provided by operating activities	4,439	1,574,481

Cash flows from investing activities
Acquisitions, net of cash acquired	(3,838)	(26,781)
Purchases of property and equipment	(47,087)	(70,744)
Proceeds from sales of property and equipment	—	4,070
Purchases of investment securities	(1,662,567)	(965,051)
Maturities of investment securities	171,978	557,485
Proceeds from sales of investment securities	1,259,766	481,911
Change in securities lending collateral	363,124	(421,205)

Net cash provided by (used in) investing activities	81,376	(440,315)

Cash flows from financing activities
Receipts from CMS contract deposits	598,292	843,637
Withdrawals from CMS contract deposits	(506,061)	(515,705)
Borrowings under credit agreement	250,000	310,000
Repayments under credit agreement	(375,000)	(250,000)
Change in securities lending payable	(363,124)	421,205
Common stock repurchases	(79,947)	(7,187)
Change in book overdraft	22,020	(9,033)
Excess tax benefit from stock-based compensation	9,177	9,128
Proceeds from stock option exercises and other	6,662	17,544

Net cash (used in) provided by financing activities	(437,981)	819,589

(Decrease) increase in cash and cash equivalents	(352,166)	1,953,755
Cash and cash equivalents at beginning of period	2,040,453	1,740,304

Cash and cash equivalents at end of period	$1,688,287	$3,694,059

Supplemental cash flow disclosures:
Interest payments	$18,312	$17,330
Income tax payments, net	$5,003	$5,654

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2007, that was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2008. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2007 for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

(2) Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 141 (Revised 2007), Business Combination, or SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items including expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 with early adoption prohibited. Accordingly, we are required to record and disclose business combinations in accordance with existing GAAP until January 1, 2009. The effect of these new requirements on our financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. Like SFAS 141R discussed above, earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective on January 1, 2009. Since SFAS 161 affects only disclosures, it will not impact our financial position or results of operations upon adoption.

(3) Acquisitions

Our Commercial segment acquired CompBenefits Corporation, or CompBenefits, on October 1, 2007, and KMG America Corporation, or KMG, on November 30, 2007. We paid cash consideration, including direct transaction costs, of $369.6 million for CompBenefits and $155.2 million for KMG, and assumed $36.1 million of long-term debt for KMG. CompBenefits provides dental and vision insurance benefits and KMG provides long-duration insurance benefits including supplemental health and life products. During the three months ended March 31, 2008, we completed our valuation analysis necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed which resulted in a decrease of $29.0 million in the fair value of other intangible assets, primarily related to the fair value assigned to the KMG customer contracts acquired, with a corresponding adjustment to goodwill and deferred income taxes.

On March 1, 2007, our Government segment acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of $27.5 million.

In addition, we paid previously accrued transaction costs of $2.8 million and settled contingent purchase provisions associated with both CompBenefits and DefenseWeb for $1.0 million during the three months ended March 31, 2008.

(4) Medicare Part D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of March 31, 2008 and December 31, 2007. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2008 provision will exceed 12 months as of March 31, 2008.

	March 31, 2008		December 31, 2007
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$31,825	$635,301	$30,578	$580,383
Trade accounts payable and accrued expenses	(119,087)	(420,194)	(133,169)	(273,045)

Net current (liability) asset	(87,262)	215,107	(102,591)	307,338

Other long-term assets	27,449	—	—	—
Other long-term liabilities	(36,968)	—	—	—

Net long-term liability	(9,519)	—	—	—

Total net (liability) asset	$(96,781)	$215,107	$(102,591)	$307,338

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2008 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2007	$1,118,323	$545,616	$1,663,939
Purchase price allocation adjustments related to:
Prior year acquisitions	18,631	—	18,631
Contingent purchase price settlements related to:
Prior year acquisitions	543	491	1,034

Balance at March 31, 2008	$1,137,497	$546,107	$1,683,604

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007:

	Weighted Average Life at 3/31/08	March 31, 2008			December 31, 2007
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	12.7 yrs	$222,871	$62,255	$160,616	$251,107	$55,266	$195,841
Provider contracts	17.7 yrs	27,783	3,427	24,356	27,783	3,022	24,761
Trade names and other	10.1 yrs	19,616	4,852	14,764	20,416	4,245	16,171

Total other intangible assets	13.2 yrs	$270,270	$70,534	$199,736	$299,306	$62,533	$236,773

Amortization expense for other intangible assets was approximately $8.0 million for the three months ended March 31, 2008 and $4.6 million for the three months ended March 31, 2007. The following table presents our estimate of amortization expense for the remaining nine months of 2008 and for each of the five next succeeding fiscal years:

(in thousands)
For the nine month period ending December 31, 2008	$23,731
For the years ending December 31,
2009	$24,599
2010	$21,005
2011	$19,258
2012	$18,050
2013	$15,405

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(6) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Net income	$80,170	$71,241
Net unrealized investment (loss) gain, net of tax	(6,709)	4,827

Comprehensive income, net of tax	$73,461	$76,068

(7) Earnings Per Common Share Computation

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008	2007
	(in thousands, except per share results)
Net income available for common stockholders	$80,170	$71,241

Weighted average outstanding shares of common stock used to compute basic earnings per common share	168,190	165,813
Dilutive effect of:
Employee stock options	1,566	2,635
Restricted stock	846	508

Shares used to compute diluted earnings per common share	170,602	168,956

Basic earnings per common share	$0.48	$0.43

Diluted earnings per common share	$0.47	$0.42

Number of antidilutive stock options and restricted stock excluded from computation	1,411	1,588

(8) Stock Repurchase Plan

On February 22, 2008, we announced that the Board of Directors authorized the use of up to $150 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions. During the three months ended March 31, 2008, we repurchased 1,500,000 common shares in open market transactions for $67.8 million at an average price of $45.18 per common share. As of April 28, 2008, $82.2 million of the February 2008 authorization remains available for share repurchases. The authorization expires in August 2009.

In connection with employee stock plans, we acquired 185,381 common shares at an aggregate cost of $12.1 million and 124,909 common shares at an aggregate cost of $7.2 million during the three months ended March 31, 2008 and 2007, respectively.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(9) Income Taxes

Our effective tax rate for the three months ended March 31, 2008 of 35.3% compared to the effective tax rate of 36.5% for the three months ended March 31, 2007. The decrease primarily is due to a greater proportion of tax-exempt investment income to total pretax income for the three months ended March 31, 2008.

(10) Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 59% of our total premiums and ASO fees for the three months ended March 31, 2008, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2008.

Our military business, which accounted for approximately 12% of our total premiums and ASO fees for the three months ended March 31, 2008, primarily consisted of the TRICARE South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2008, the South Region contract was extended into the fifth option period, which runs from April 1, 2008 to March 31, 2009. The Department of Defense has the option to extend the current contract for up to six months under existing terms. Congressional authority has also been granted to extend the contract in one year increments for a maximum of two additional years. On March 24, 2008, the Department of Defense issued its formal request for proposal for the new contracts for TRICARE medical benefits nationwide. Bids are due May 27, 2008. We anticipate a one year extension under our current contract expiring March 31, 2009 since the request for proposal requires services beginning April 1, 2010. As required under the current contract, the target underwritten health care cost and underwriting fee amounts for the fifth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

On January 1, 2008, we began providing services for the Department of Veterans Affairs’ first specialty network demonstration project, known as Project Hero (Healthcare Effectiveness through Resource Optimization), to support healthcare delivery to veterans. The contract is comprised of one base period and four one-year option periods subject to annual renewals at the federal government’s option.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the three months ended March 31, 2008, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Health Insurance Administration for the East and Southeast regions of Puerto Rico are effective from November 1, 2006 through June 30, 2008. We also provide services under an ASO contract with the Puerto Rico Health Administration for the Metro North Region which is effective from November 1, 2006 through October 31, 2009.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Legal Proceedings

Humana and certain of its officers (collectively, the “Class Action Defendants”) have been named as defendants in three substantially similar federal securities class actions filed in the U.S. District Court for the Western District of Kentucky, Louisville Division (Capuano v. Humana Inc. et al., No. 3:08cv-162 M, filed on March 26, 2008; Lach v. Humana Inc. et al., No. 3:08cv-181-H, filed on April 4, 2008; and Dirusso v. Humana Inc. et al., No. 3:08cv-187-H, filed on April 8, 2008) (collectively, the “Class Action Complaints”). The Class Action Complaints allege that, from February 4, 2008 through March 11, 2008, the Class Action Defendants misled investors by knowingly making materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The Class Action Complaints allege that the Class Action Defendants’ statements regarding Humana’s projected earnings per share were materially false and misleading because they failed to disclose that (i) Humana could not properly calculate the prescription drug costs of its newly-acquired Medicare prescription drug plan members, (ii) the costs associated with Humana’s prescription drug plans had dramatically increased, and (iii) the Class Action Defendants lacked a reasonable basis for their statements regarding Humana’s anticipated earnings per share. The Class Action Complaints allege that these actions violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the named officers are also liable as control persons under Section 20(a) of the Securities Exchange Act. The Class Action Complaints seek the following relief: (i) certification of the actions as class actions, designation of a lead plaintiff and class representative, and designation of lead plaintiffs’ counsel; (ii) compensatory damages, including interest; (iii) an award of plaintiffs’ legal fees and expenses; and (iv) other relief that the court deems just and proper.

In addition, Humana’s directors and certain officers (collectively, the “Derivative Defendants”) have been named as defendants in two substantially similar shareholder derivative actions filed in the Circuit Court for Jefferson County, Kentucky (Del Gaizo v. McCallister et al., No. 08-CI-003527, filed on March 27, 2008; and Regiec v. McCallister et al., No. 08-CI-04236, filed on April 16, 2008) (collectively, the “Derivative Complaints”). Humana is named as a nominal defendant. The Derivative Complaints are premised on the same basic allegations and events underlying the federal securities class actions, described above, and allege, among other things, that some or all of the Derivative Defendants (i) caused Humana to misrepresent its business prospects, (ii) failed to correct Humana’s earnings guidance, and (iii) caused Humana to charge co-payments for its Medicare Part D prescription drug plans that were based on incorrect estimates. The Derivative Complaints assert claims against the Derivative Defendants for breach of fiduciary duty, corporate waste, and unjust enrichment. The Derivative Complaints also assert claims against certain directors and officers of Humana for allegedly breaching their fiduciary duties by engaging in insider sales of Humana common stock and misappropriating Humana information. The Derivative Complaints seek the following relief, among other things: (i) damages in favor of Humana; (ii) an order directing Humana to take actions to reform and improve its internal governance and procedures, including holding shareholder votes on certain corporate governance policies and resolutions to amend Humana’s Bylaws or Articles of Incorporation; (iii) restitution and disgorgement of the Derivative Defendants’ alleged profits, benefits, and other compensation; (iv) an award of plaintiffs’ legal costs and expenses; and (v) other relief that the court deems just and proper.

Humana and certain of its officers (collectively, the “ERISA Defendants”) have also been named as defendants in a class action lawsuit filed in the Western District of Kentucky, Louisville Division, asserting violations of the Employee Retirement Income Security Act (“ERISA”) in connection with the events underlying the federal securities and state court derivative actions (Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, filed on April 22, 2008) (the “ERISA Complaint”). The ERISA Complaint is brought on behalf of a purported class of participants in and beneficiaries of the Humana Retirement and Savings Plan (the “Plan”). The ERISA Complaint alleges, among other things, that, during the period from February 4, 2008 to the present, the ERISA Defendants (i) offered Humana stock as an investment option within the Plan and made contributions in Humana stock when that stock was not a prudent investment for participants’ retirement savings, (ii) provided misleading information and failed to provide complete and accurate information regarding Humana stock to participants, (iii) failed to properly monitor the Plan’s fiduciaries and remove any fiduciaries whose performance was inadequate, and (iv) failed to avoid conflicts of interest and to serve the interests of the Plan participants and beneficiaries with undivided loyalty. The ERISA Complaint alleges that the ERISA Defendants’ actions breached their fiduciary duties to the Plan and that Humana knowingly participated in the other ERISA Defendants’ breaches of their fiduciary duties. The ERISA

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Complaint seeks the following relief, among other things: (i) a declaration that each of the ERISA Defendants breached his or her fiduciary duties; (ii) repayment of alleged losses to the Plan, restoration of profits that the ERISA Defendants allegedly made using Plan assets, and restoration of Plan participants’ lost profits; (iii) an injunction prohibiting future violations of the ERISA Defendants’ fiduciary obligations under ERISA; (iv) appointment of one or more independent fiduciaries to participate in managing the Plan’s investment in Humana stock; (v) actual damages; (vi) an award of plaintiffs’ legal fees and costs; and (vii) equitable restitution and other equitable monetary relief.

Humana believes the foregoing lawsuits are without merit, and intends to defend each of these actions vigorously.

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

On February 13, 2008, New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into certain provider-payment practices. Attorney General Cuomo also announced that he had issued 16 subpoenas to the nation’s largest health insurance companies and that he intended to file suit against Ingenix, Inc, its parent UnitedHealth Group and three additional UnitedHealth Group subsidiaries. Like other companies, we have received multiple subpoenas in connection with this matter. We are cooperating fully with the investigation. The matters covered by the subpoenas do not involve our Medicare operations in New York or any other state. Our operations in New York consist primarily of Medicare business.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(11) Fair Value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for financial assets and liabilities. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The standard establishes a fair value hierarchy based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own assumptions about the assumptions market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments as well as debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques reflecting our own assumptions about the assumptions market participants would use as well as those requiring significant management judgment.

Fair value of actively traded debt and equity securities are based on quoted market prices. Fair value of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates using either a market or income valuation approach and are generally classified as Level 2. Fair value of privately held debt securities, including venture capital investments, are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. Such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The fair value of our interest rate swap agreements are estimated using an income approach based on the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table summarizes our fair value measurements at March 31, 2008 for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Available-for-sale securities	$4,899,647	$—	$4,899,647	$—
Privately held debt securities	18,289	—	—	18,289

Total investment securities	4,917,936	—	4,899,647	18,289
Interest rate swaps	89,709	—	89,709	—

Total assets	$5,007,645	$—	$4,989,356	$18,289

During the three months ended March 31, 2008, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

Privately held debt securities (Level 3)
(in thousands)
Beginning balance	$18,698
Total gains or losses
Realized in earnings	27
Unrealized in other comprehensive income	697
Purchases, sales, issuances, and settlements, net	(1,133)
Transfers in and/or out of Level 3	—

Ending balance	$18,289

Total gains or losses included in earnings for the three months ended March 31, 2008 were included in investment income. For the three months ended March 31, 2008, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(12) Segment Information

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

The accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2007. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Our segment results were as follows for the three months ended March 31, 2008 and 2007:

	Government Segment
	For the three months ended March 31,
	2008	2007
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$3,167,717	$2,742,711
Medicare stand-alone PDP	874,999	906,426

Total Medicare	4,042,716	3,649,137
Military services	810,659	727,215
Medicaid	143,680	129,325

Total premiums	4,997,055	4,505,677
Administrative services fees	22,706	16,390
Investment income	48,318	43,238
Other revenue	399	384

Total revenues	5,068,478	4,565,689

Operating expenses:
Benefits	4,499,712	4,023,408
Selling, general and administrative	538,008	489,962
Depreciation and amortization	28,846	23,921

Total operating expenses	5,066,566	4,537,291

Income from operations	1,912	28,398
Interest expense	5,149	10,533

(Loss) income before income taxes	$(3,237)	$17,865

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	For the three months ended March 31,
	2008	2007
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$899,295	$927,506
HMO	582,191	463,299

Total fully-insured	1,481,486	1,390,805
Specialty	234,060	108,081

Total premiums	1,715,546	1,498,886
Administrative services fees	89,273	79,474
Investment income	41,641	30,289
Other revenue	44,766	30,475

Total revenues	1,891,226	1,639,124

Operating expenses:
Benefits	1,318,322	1,190,592
Selling, general and administrative	412,437	330,648
Depreciation and amortization	22,112	16,143

Total operating expenses	1,752,871	1,537,383

Income from operations	138,355	101,741
Interest expense	11,190	7,385

Income before income taxes	$127,165	$94,356

Humana Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company's financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like "expects," "anticipates," "intends," "likely will result," "estimates," "projects" or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2007 that was filed with the SEC on February 25, 2008. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2007 revenues of $25.3 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of March 31, 2008, we had approximately 11.4 million members in our medical benefit plans, as well as approximately 6.9 million members in our specialty products.

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

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to significant growth. Medicare Advantage membership increased to 1,267,700 members at March 31, 2008, up 10.9% from 1,143,000 members at December 31, 2007, and 13.9% from 1,113,400 at March 31, 2007, primarily due to sales of Preferred Provider Organization, or PPO, and Private Fee-For-Service, or PFFS, products. In addition, recently the mix of sales has shifted increasingly to our network based PPO offerings. Likewise, Medicare Advantage premium revenues have increased 15.5% to $3.2 billion for the first quarter of 2008 from $2.7 billion in the first quarter of 2007.

We offer three Medicare stand-alone prescription drug plans, or PDPs, a Standard, Enhanced, and Complete product, with varying degrees of coverage. During the three months ended March 31, 2008, we experienced prescription drug claim expenses for our Medicare stand-alone PDPs that were higher than we had originally assumed in our bids. These higher claim levels for our Medicare stand-alone PDPs are reflective of a combination of several variances between our actuarial bid assumptions versus our year-to-date experience. These variances result from differences in utilization assumptions by drug tier for our Enhanced plans, as well as an increase in the percentage of higher cost members in both our Standard and Enhanced plans. Due to the lower than expected stand-alone PDP operating results, we are expecting a decrease in consolidated earnings for full year 2008 as compared to 2007. As we complete our PDP bids for 2009, we expect to correct these issues for 2009.

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

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and continue to exercise pricing discipline relative to our fully-insured accounts. Commercial segment medical membership increased by 201,200 members from March 31, 2007 to 3,458,700 at March 31, 2008, primarily as a result of the acquisition of KMG America Corporation, or KMG, discussed more fully below, which added approximately 95,900 members, primarily ASO. The remaining increase primarily was due to enrollment gains in strategic areas of commercial growth. Individual membership increased 42.1%, Smart plans and other consumer offerings membership grew 26.5%, and small group membership was up 4.0% for the first quarter of 2008 compared to the first quarter of 2007. Membership changes from exercising pricing discipline and sales focused on strategic growth areas resulted in a decline in the benefits ratio to 76.8% for the three months ended March 31, 2008 compared to 79.4% for the three months ended March 31, 2007 and 80.5% for the year ended December 31, 2007.

In addition, we are diversifying our Commercial segment revenues through expanded and new specialty product offerings with the acquisitions of CompBenefits Corporation, or CompBenefits, and KMG in the fourth quarter of 2007. These acquisitions significantly increased our dental membership and added new product offerings including vision and other voluntary employee benefits including supplemental health products such as cancer, critical illness, and accident policies. Along with our 2005 acquisition of Corphealth, Inc., a behavioral health care management company, these specialty acquisitions are anticipated to enhance our Commercial segment margins and our ability to appeal to more customers seeking benefit providers who offer full-service solutions.

Other Highlights

•

Final Medicare rates for 2009 were announced on April 7, 2008. We expect the average rate increase will be adequate for us to develop products for Medicare beneficiaries with more value than they can receive from government-sponsored Medicare programs. In addition, we plan to adjust benefits to keep benefit cost trends in line with net premium increases.

•	We continue to expect to grow our net Medicare Advantage membership by between 200,000 and 250,000 members in 2008, based on membership growth through April 1, 2008.

•

Quarter over quarter comparisons of operating cash flows were impacted by the early Medicare premium receipt for April 2007 of $1.13 billion in March 2007 because the payment date of April 1 fell on a weekend.

•

On March 24, 2008, the Department of Defense issued the final Request for Proposal (RFP) for the TRICARE Third Generation (T-III) Managed Support Services Solicitation. Under the RFP, submissions are due on May 27, 2008. A specific award date was not disclosed. Humana intends to submit a bid under the final RFP. As the RFP does not call for new T-III contracts to begin until April 1, 2010 and our current contract expires in 2009, we expect the Department of Defense to extend our current contract for one year.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes, as well as how certain critical accounting principles and estimates impact our financial statements.

Recent Acquisitions

During the first quarter of 2008, we signed definitive agreements to purchase the following:

•

the Medicare Advantage contract and related assets associated with the Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business of UnitedHealth Group for cash consideration of approximately $185 million plus subsidiary capital and surplus requirements of $40 million; and

•	the stock of OSF Health Plans, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $90.5 million.

These transactions, which are subject to regulatory approval, are expected to close in the second quarter of 2008.

Our Commercial segment acquired CompBenefits on October 1, 2007, and KMG on November 30, 2007. We paid cash consideration, including direct transaction costs, of $369.6 million for CompBenefits and $155.2 million for KMG, and assumed $36.1 million of long-term debt for KMG. CompBenefits provides dental and vision insurance benefits and KMG provides long-duration insurance benefits including supplemental health and life products.

On March 1, 2007, our Government segment acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of $27.5 million.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 141 (Revised 2007), Business Combination, or SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items including expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 with early adoption prohibited. Accordingly, we are required to record and disclose business combinations in accordance with existing GAAP until January 1, 2009. The effect of these new requirements on our financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. Like SFAS 141R discussed above, earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective on January 1, 2009. Since SFAS 161 affects only disclosures, it will not impact our financial position or results of operations upon adoption.

Comparison of Results of Operations for 2008 and 2007

The following discussion primarily deals with our results of operations for the three months ended March 31, 2008, or the 2008 quarter, and the three months ended March 31, 2007, or the 2007 quarter.

The following table presents certain financial data for our two segments:

	For the three months ended March 31,		Change
	2008	2007	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$3,167,717	$2,742,711	$425,006	15.5%
Medicare stand-alone PDP	874,999	906,426	(31,427)	(3.5)%

Total Medicare	4,042,716	3,649,137	393,579	10.8%
Military services	810,659	727,215	83,444	11.5%
Medicaid	143,680	129,325	14,355	11.1%

Total Government	4,997,055	4,505,677	491,378	10.9%

Fully-insured	1,481,486	1,390,805	90,681	6.5%
Specialty	234,060	108,081	125,979	116.6%

Total Commercial	1,715,546	1,498,886	216,660	14.5%

Total	$6,712,601	$6,004,563	$708,038	11.8%

Administrative services fees:
Government	$22,706	$16,390	$6,316	38.5%
Commercial	89,273	79,474	9,799	12.3%

Total	$111,979	$95,864	$16,115	16.8%

(Loss) income before income taxes:
Government	$(3,237)	$17,865	$(21,102)	(118.1)%
Commercial	127,165	94,356	32,809	34.8%

Total	$123,928	$112,221	$11,707	10.4%

Benefits ratios (a):
Government	90.0%	89.3%		0.7%
Commercial	76.8%	79.4%		(2.6)%

Total	86.7%	86.8%		(0.1)%

SG&A expense ratios (b):
Government	10.7%	10.8%		(0.1)%
Commercial	22.3%	20.6%		1.7%

Total	13.8%	13.4%		0.4%

(a)	Represents total benefit expenses as a percentage of premium revenue. Also known as the benefits ratio.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at March 31, 2008 and 2007:

	March 31,		Change
	2008	2007	Members	Percentage
Government segment medical members:
Medicare Advantage	1,267,700	1,113,400	154,300	13.9%
Medicare stand-alone PDP	3,150,200	3,473,700	(323,500)	(9.3)%

Total Medicare	4,417,900	4,587,100	(169,200)	(3.7)%

Military services	1,728,100	1,712,900	15,200	0.9%
Military services ASO	1,193,000	1,165,500	27,500	2.4%

Total military services	2,921,100	2,878,400	42,700	1.5%

Medicaid	384,200	384,000	200	0.1%
Medicaid ASO	175,400	175,400	—	0.0%

Total Medicaid	559,600	559,400	200	0.0%

Total Government	7,898,600	8,024,900	(126,300)	(1.6)%

Commercial segment medical members:
Fully-insured	1,861,000	1,728,100	132,900	7.7%
ASO	1,597,700	1,529,400	68,300	4.5%

Total Commercial	3,458,700	3,257,500	201,200	6.2%

Total medical membership	11,357,300	11,282,400	74,900	0.7%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $80.2 million, or $0.47 per diluted common share, in the 2008 quarter compared to $71.2 million, or $0.42 per diluted common share, in the 2007 quarter. The increase in quarterly earnings resulted primarily from the higher operating earnings in our Commercial segment, partially offset by lower operating earnings in our Government Segment.

Premium Revenues and Medical Membership

Premium revenues increased 11.8% to $6.7 billion for the 2008 quarter, compared to $6.0 billion for the 2007 quarter primarily due to higher premium revenues in both the Government and Commercial segments. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased 10.9% to $5.0 billion for the 2008 quarter, compared to $4.5 billion for the 2007 quarter. This increase primarily was attributable to higher average Medicare Advantage membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 13.5% for the 2008 quarter compared to the 2007 quarter. Sales of our PPO and PFFS products drove the majority of the 154,300 increase in Medicare Advantage members since March 31, 2007. The increase in Medicare Advantage membership was more than offset by a decline in our Medicare stand-alone PDP membership. Membership in our Medicare stand-alone PDP products decreased by 323,500 members, or 9.3%, since March 31, 2007, resulting in a 3.5% decrease in premium revenues compared to the 2007 quarter.

Commercial segment premium revenues increased $216.7 million, or 14.5%, to $1.7 billion for the 2008 quarter primarily due to our specialty product offerings, including dental, vision, and other supplemental health and life products, as a result of the CompBenefits and KMG acquisitions, as well as strategic-line-of-business growth. Our fully-insured membership increased 7.7%, or 132,900 members, to 1,861,000 at March 31, 2008 compared to 1,728,100 at March 31, 2007 primarily due to membership gains in strategic areas of commercial growth including Smart plans and other consumer offerings, individual, and small group product lines.

Administrative Services Fees

Administrative services fees for our Government segment increased $6.3 million, or 38.5% primarily as a result of Military services, including our DefenseWeb acquisition, while administrative services fees for our Commercial segment increased $9.8 million, or 12.3% primarily due to the CompBenefits and KMG acquisitions.

Investment Income

Investment income totaled $90.0 million for the 2008 quarter, an increase of $16.5 million from $73.5 million for the 2007 quarter. Investment income increased primarily due to higher average invested balances, and capital gains, partially offset by lower interest rates. Higher average invested balances resulted from the reinvestment of operating cash flows and the KMG acquisition.

Other Revenue

Other revenue totaled $45.2 million for the 2008 quarter, an increase of $14.3 million from $30.9 million for the 2007 quarter. The increase is primarily attributable to increased revenue from growth related to RightSource SM, our mail order pharmacy.

Benefit Expense

Consolidated benefit expense was $5.8 billion for the 2008 quarter, an increase of $0.6 billion, or 11.5%, from $5.2 billion for the 2007 quarter. The increase was primarily driven by an increase in Government segment benefit expense.

The consolidated benefits ratio for the 2008 quarter was 86.7%, a 10 basis points decrease from 86.8% for the 2007 quarter. The decrease primarily was attributable to improvement in the Commercial segment benefits ratio partially offset by a higher Government segment benefits ratio.

The Government segment’s benefit expenses increased $0.5 billion, or 11.8% during the 2008 quarter compared to the 2007 quarter primarily due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for the 2008 quarter was 90.0%, a 70 basis point increase from the 2007 quarter rate of 89.3%. This year-over-year increase was primarily due to a higher Medicare stand-alone PDP benefits ratio and the extra day for leap year.

The Commercial segment’s benefit expenses increased $127.7 million, or 10.7% from the 2007 quarter to the 2008 quarter. This increase primarily results from the CompBenefits and KMG acquisitions in the fourth quarter of 2007. The benefits ratio for the Commercial segment of 76.8% in the 2008 quarter decreased 260 basis points from the 2007 quarter benefits ratio of 79.4%. The decrease in the benefits ratio for the 2008 quarter primarily reflects growth in our strategic lines of business, continued underwriting discipline, and the acquisition of CompBenefits and KMG in the fourth quarter of 2007, partially offset by the extra day for leap year.

SG&A Expense

Consolidated SG&A expenses increased $129.8 million or 15.8% during the 2008 quarter compared to the 2007 quarter primarily resulting from an increase in the number of employees due to the Medicare expansion, and the CompBenefits and KMG acquisitions which added dental, vision and other supplemental health and life members. The number of employees increased by 4,000 to 26,500 at March 31, 2008 from 22,500 at March 31, 2007.

The consolidated SG&A expense ratio for the 2008 quarter was 13.8%, increasing 40 basis points from 13.4% for the 2007 quarter. The SG&A expense ratio increase primarily resulted from the CompBenefits and KMG acquisitions in the fourth quarter of 2007.

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $48.0 million, or 9.8% during the 2008 quarter compared to the 2007 quarter. The Government segment SG&A expense ratio decreased 10 basis points from 10.8%

for the 2007 quarter to 10.7% for the 2008 quarter. The decrease primarily resulted from efficiency and productivity gains associated with servicing higher average Medicare Advantage membership.

The Commercial segment SG&A expenses increased $81.8 million, or 24.7% during the first quarter of 2008 compared to the first quarter of 2007. The Commercial segment SG&A expense ratio increased 170 basis points from 20.6% for the 2007 quarter to 22.3% for the 2008 quarter. This increase primarily resulted from an increase in specialty business, including the acquisition of CompBenefits and KMG in the fourth quarter of 2007, together with higher average individual product membership. Average individual product membership increased 39.7% for the 2008 quarter compared to the 2007 quarter. Individual accounts bear a higher SG&A ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2008 quarter totaled $51.0 million compared to $40.1 million for the 2007 quarter, an increase of $10.9 million, or 27.2%. The increase primarily resulted from increased capital expenditures related to the Medicare expansion and intangible amortization associated with the CompBenefits and KMG acquisitions.

Interest Expense

Interest expense was $16.3 million for the 2008 quarter, compared to $17.9 million for the 2007 quarter, a decrease of $1.6 million, primarily due to lower interest rates partially offset by higher average outstanding debt.

Income Taxes

Our effective tax rate during the first quarter of 2008 of 35.3% compared to the effective tax rate of 36.5% in the 2007 quarter. The decrease primarily is due to a greater proportion of tax-exempt investment income to total pretax income in the 2008 quarter.

Membership

The following table presents our medical and specialty membership at March 31, 2008, and at the end of each quarter in 2007:

	2008	2007
	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,267,700	1,143,000	1,138,000	1,133,700	1,113,400
Medicare stand-alone PDP	3,150,200	3,442,000	3,459,700	3,440,100	3,473,700

Total Medicare	4,417,900	4,585,000	4,597,700	4,573,800	4,587,100

Military services	1,728,100	1,719,100	1,720,400	1,717,600	1,712,900
Military services ASO	1,193,000	1,146,800	1,137,000	1,150,600	1,165,500

Total military services	2,921,100	2,865,900	2,857,400	2,868,200	2,878,400

Medicaid	384,200	384,400	383,800	384,900	384,000
Medicaid ASO	175,400	180,600	182,800	182,700	175,400

Total Medicaid	559,600	565,000	566,600	567,600	559,400

Total Government	7,898,600	8,015,900	8,021,700	8,009,600	8,024,900

Commercial segment:
Fully-insured	1,861,000	1,808,600	1,765,200	1,746,300	1,728,100
ASO	1,597,700	1,643,000	1,533,900	1,532,400	1,529,400

Total Commercial	3,458,700	3,451,600	3,299,100	3,278,700	3,257,500

Total medical members	11,357,300	11,467,500	11,320,800	11,288,300	11,282,400

Specialty Membership:
Commercial segment (a)	6,916,200	6,783,800	1,930,100	1,930,000	1,935,200

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members could be counted more than once since members have the ability to choose multiple products.

Liquidity

Our primary sources of cash include premiums, ASO fees, investment income, as well as proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include claims payments, SG&A expenses, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, and repayments of borrowings. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing enrollment. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital.

Cash and cash equivalents decreased to $1,688.3 million at March 31, 2008 from $2,040.5 million at December 31, 2007. The decrease in cash and cash equivalents primarily was due to the purchase of investments, the repayment of borrowings, and common stock repurchases. The change in cash and cash equivalents for the three months ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007
	(in thousands)
Net cash provided by operating activities	$4,439	$1,574,481
Net cash provided by (used in) investing activities	81,376	(440,315)
Net cash (used in) provided by financing activities	(437,981)	819,589

(Decrease)/increase in cash and cash equivalents	$(352,166)	$1,953,755

Cash Flow from Operating Activities

Our operating cash flows for the 2007 quarter were significantly impacted by the timing of the Medicare premium remittance which is payable to us on the first day of each month. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. As such, Medicare receipts for April 2007 of $1,129.8 million were received in the first quarter of 2007 because April 1 fell on a weekend in 2007.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007	Change
	(in thousands)
Military services:
Base receivable	$475,545	$404,570	$70,975
Change orders	5,829	5,168	661

Military services subtotal	481,374	409,738	71,636
Medicare	224,570	137,345	87,225
Commercial and other	129,373	126,718	2,655
Allowance for doubtful accounts	(75,994)	(68,260)	(7,734)

Total net receivables	$759,323	$605,541	$153,782

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $71.0 million increase in base receivables as of March 31, 2008 as compared to December 31, 2007.

Medicare receivables increased $87.2 million from December 31, 2007 to March 31, 2008 due to an increase in receivables associated with the CMS risk adjustment model for changes in a member’s health status indicators, or risk scores. These receivables are expected to be collected, in part, in the second half of 2008.

The detail of benefits payable was as follows at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007	Change
	(in thousands)
IBNR (1)	$1,750,476	$1,712,599	$37,877
Military services benefits payable (2)	372,807	341,372	31,435
Reported claims in process (3)	118,132	91,938	26,194
Other benefits payable (4)	643,956	550,924	93,032

Total benefits payable	$2,885,371	$2,696,833	$188,538

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the related payments to providers. The corresponding reimbursement from the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other benefits payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Items significantly impacting changes in benefits payable (impacting operating cash flows $188.5 million in the 2008 quarter and $394.1 million in the 2007 quarter) include significant improvements in claims processing cycle times, the timing of payments to our pharmacy benefits administrator, one extra day’s claims for leap year in the 2008 quarter, and the slow down of TRICARE claim payments in the 2007 quarter. Improvements in claims processing cycle times primarily resulted from the conversion of Medicare Advantage PFFS claims processing from a slower paying third party administrator to our faster paying in-house claims processing platform, and an increase in the percentage of Medicare Advantage membership in PPO products. Payments to our pharmacy benefits administrator included a paydown in December 2006, favorably impacting the 2007 quarter’s operating cash flows.

Other than changes in receivables and benefits payable, comparisons of our operating cash flows from the 2008 quarter to the 2007 quarter were negatively impacted by the earlier receipt of our Medicare member premiums in the 2007 quarter and the timing of changes in other working capital accounts including accounts payable.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $230.8 million in the 2008 quarter and $74.3 million in the 2007 quarter. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $47.1 million in the 2008 quarter compared to $70.7 million in the 2007 quarter. The increased spending in the 2007 quarter primarily resulted from the purchase of three medical centers which were previously leased in South Florida for approximately $20.4 million. Excluding acquisitions, we expect total capital expenditures in 2008 to approximate $275 million.

During the 2008 quarter, we paid $3.8 million for transaction costs and settlements of purchase price contingencies associated with prior year acquisitions. During the 2007 quarter, we paid $26.7 million to acquire DefenseWeb, net of $1.6 million of cash acquired, and $1.7 million to settle the purchase price contingencies associated with prior year acquisitions.

Cash Flow from Financing Activities

Net borrowings under our credit agreement decreased $125.0 million in the 2008 quarter primarily related to ordinary debt management practices. During the 2007 quarter, net borrowings under our credit agreement increased $60.0 million primarily related to funding additional capital into certain subsidiaries in conjunction with the growth in Medicare revenues.

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $92.2 million and $327.9 million more than claim payments during the 2008 and 2007 quarters, respectively.

The remainder of the cash provided by financing activities in the 2008 and 2007 quarters primarily resulted from the change in the securities lending payable, common stock repurchases, the excess tax benefit from stock compensation, the change in book overdraft, and proceeds from stock option exercises.

On February 22, 2008, we announced that the Board of Directors authorized the use of up to $150 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. During the 2008 quarter, we repurchased 1,500,000 common shares in open market transactions for $67.8 million at an average price of $45.18 per common share. In connection with employee stock plans, we acquired 185,381 common shares at an aggregate cost of $12.1 million and 124,909 common shares at an aggregate cost of $7.2 million during the 2008 quarter and 2007 quarter, respectively.

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

At March 31, 2008, we had $675 million of borrowings under the credit agreement outstanding at an interest rate, which varies with LIBOR, of 3.3%. In addition, we have outstanding letters of credit of $2.0 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of March 31, 2008, we had $323.0 million of remaining borrowing capacity under the credit agreement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.5 million at March 31, 2008 represent junior subordinated debt assumed in the KMG acquisition of $36.1 million and financing for the renovation of a building of $2.4 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Based on the most recently filed statutory financial statements as of December 31, 2007, we maintained aggregate statutory capital and surplus of $2,905.2 million in our state regulated subsidiaries. This compares to applicable statutory requirements which aggregated $1,810.5 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2008, capital requirements will increase. We expect to fund these increased requirements with capital contributions from Humana Inc., our parent company, of approximately $200 million for the full year 2008, exclusive of funding requirements associated with any future acquisitions.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity's solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico, we would have $966.3 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements based on the most recent statutory financial statements as of December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2008.

Based on our evaluation, our CEO, CFO and Principal Accounting Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1:	Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 10 to the condensed consolidated financial statements beginning on page 11 of this Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on February 25, 2008 have not materially changed. Some of the risks which may be relevant to us could include:

•

if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of benefits payable or future policy benefits payable based upon our estimates of future benefit claims are inadequate, our profitability could be materially adversely affected;

•	if we do not design and price our products properly and competitively, our membership and profitability could be materially adversely affected;

•	if we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our business could be materially adversely affected;

•

if we fail to properly maintain the integrity of our data, to strategically implement new information systems, or to protect our proprietary rights to our systems, our business could be materially adversely affected;

•	we are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages;

•	as a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs:

CMS recently announced that it will perform an audit of selected Medicare health plans each year to validate the provider coding practices under the HCC risk adjustment model used to reimburse Medicare Advantage plans. These audits will involve a comprehensive review of medical records, and may result in adjustments to premium payments made to a health plan pursuant to its Medicare contract with CMS. The first medical records audits will focus on risk adjustment data for 2006 that were used to determine 2007 payment amounts. We are unable to predict if we will be selected for audits, or if selected, the outcome of the audits. However, a material adjustment would have a material affect on our financial results and cash flows;

•

our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, could increase our costs of doing business and could adversely affect our profitability;

•	we are also subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products;

•	any failure to manage administrative costs could hamper profitability;

•	any failure by us to manage acquisitions, and other significant transactions successfully could harm our financial results, business and prospects;

•	if we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected;

•	our recently implemented mail order pharmacy business subjects us to additional regulations in addition to those we face with our core health benefits businesses;

•	our ability to obtain funds from our subsidiaries is restricted;

•	downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations;

•	changes in economic conditions could adversely affect our business and results of operations; and

•	increased litigation and negative publicity could increase our cost of doing business.

This list of important factors is not intended to be exhaustive. A further list and description of some of these risks and uncertainties can be found in our reports filed with the SEC from time to time, including our annual reports on Form 10-K. Any or all forward-looking statements we make may turn out to be wrong. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. Except to the extent otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the three months ended March 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	—	$—	—	$—
February 2008	—	—	—	—
March 2008	1,500,000	45.1821	1,500,000	82,226,800

Total	1,500,000	$45.1821	1,500,000	$82,226,800

(1)	On February 22, 2008, we announced that the Board of Directors authorized the use of up to $150 million for the repurchase of our common shares exclusive of shares repurchased in connection with employee stock plans. The authorization expires in August 2009. We repurchased an aggregate of 1,500,000 shares of our common stock pursuant to this repurchase program.

(2)	Excludes 185,381 shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

(a)	The regular annual meeting of the stockholders of Humana Inc. was held in Louisville, Kentucky on April 24, 2008, for the purpose of voting on the proposals described in clause (c) below.

(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees for directors. All of management’s nominees for directors were elected as set forth in clause (c) below.

(c)	Three proposals were submitted to a vote of security holders as follows:

(1)	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Against	Abstain
David A. Jones, Jr.	148,669,832	1,625,861	1,106,734
Frank A. D’Amelio	147,978,972	2,245,176	1,178,278
W. Roy Dunbar	149,787,098	447,217	1,168,111
Kurt J. Hilzinger	149,781,570	440,173	1,180,684
Michael B. McCallister	148,943,962	1,407,595	1,050,869
William J. McDonald	149,658,496	568,052	1,175,877
James J. O’Brien	147,915,435	2,297,288	1,189,702
W. Ann Reynolds, Ph.D.	137,123,651	13,120,476	1,158,298

(2)	The stockholders approved the Company’s Executive Management Incentive Compensation Program. This proposal received votes as follows:

For	Against	Abstain
145,928,576	3,884,287	1,589,561

(3)	The stockholders approved the appointment of PricewaterhouseCoopers LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2008. This proposal received votes as follows:

For	Against	Abstain
147,071,579	3,221,114	1,109,733

Item 5:	Other Information

None.

Item 6:	Exhibits

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: April 29, 2008	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)

Date: April 29, 2008	By:	/S/ KATHLEEN PELLEGRINO
Kathleen Pellegrino
Vice President and Acting General Counsel