Form 10-Q
period 2008-06-30
HUMANA INC
filed 2008-08-04
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 OR

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

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2008
$0.16 2/3 par value	168,892,484 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2008

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,174,642	$2,040,453
Investment securities	4,195,562	3,635,317
Receivables, less allowance for doubtful accounts of $62,909 in 2008 and $68,260 in 2007:
Premiums	987,074	592,761
Administrative services fees	12,644	12,780
Securities lending collateral	800,326	1,337,049
Other current assets	1,290,295	1,114,486

Total current assets	8,460,543	8,732,846

Property and equipment, net	655,431	637,241
Other assets:
Long-term investment securities	989,253	1,015,050
Goodwill	1,817,460	1,663,939
Other long-term assets	1,017,296	829,998

Total other assets	3,824,009	3,508,987

Total assets	$12,939,983	$12,879,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,105,691	$2,696,833
Trade accounts payable and accrued expenses	1,350,924	1,268,963
Book overdraft	297,965	269,226
Securities lending payable	800,326	1,337,049
Unearned revenues	210,770	219,780

Total current liabilities	5,765,676	5,791,851
Long-term debt	1,635,098	1,687,823
Future policy benefits payable	980,257	980,686
Other long-term liabilities	355,224	389,777

Total liabilities	8,736,255	8,850,137

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 187,648,393 shares issued at June 30, 2008 and 186,738,885 shares issued at December 31, 2007	31,275	31,123
Capital in excess of par value	1,542,378	1,497,998
Retained earnings	3,032,848	2,742,782
Accumulated other comprehensive (loss) income	(51,125)	14,021
Treasury stock, at cost, 18,755,909 shares at June 30, 2008 and 16,720,528 shares at December 31, 2007	(351,648)	(256,987)

Total stockholders’ equity	4,203,728	4,028,937

Total liabilities and stockholders’ equity	$12,939,983	$12,879,074

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share results)
Revenues:
Premiums	$7,106,752	$6,223,250	$13,819,353	$12,227,813
Administrative services fees	112,964	97,093	224,943	192,957
Investment income	80,821	72,052	170,780	145,579
Other revenue	50,325	34,402	95,490	65,261

Total revenues	7,350,862	6,426,797	14,310,566	12,631,610

Operating expenses:
Benefits	6,038,482	5,190,418	11,856,516	10,404,418
Selling, general and administrative	916,041	826,459	1,866,486	1,647,069
Depreciation and amortization	53,458	54,264	104,416	94,328

Total operating expenses	7,007,981	6,071,141	13,827,418	12,145,815

Income from operations	342,881	355,656	483,148	485,795
Interest expense	17,867	16,066	34,206	33,984

Income before income taxes	325,014	339,590	448,942	451,811
Provision for income taxes	115,118	122,744	158,876	163,724

Net income	$209,896	$216,846	$290,066	$288,087

Basic earnings per common share	$1.26	$1.30	$1.73	$1.73

Diluted earnings per common share	$1.24	$1.28	$1.71	$1.70

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$290,066	$288,087
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities, net	(18,849)	(85)
Stock-based compensation	27,165	20,264
Depreciation and amortization	104,416	94,328
Provision (benefit) for deferred income taxes	10,572	(24,011)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(383,385)	(16,612)
Other assets	(195,211)	(126,467)
Benefits payable	381,462	456,882
Other liabilities	(104,475)	143,426
Unearned revenues	(12,457)	1,199,719
Other, net	9,158	16,216

Net cash provided by operating activities	108,462	2,051,747

Cash flows from investing activities
Acquisitions, net of cash acquired	(266,093)	(27,005)
Purchases of property and equipment	(112,047)	(114,717)
Proceeds from sales of property and equipment	2	4,072
Purchases of investment securities	(3,524,144)	(1,873,295)
Maturities of investment securities	274,347	769,956
Proceeds from sales of investment securities	2,649,402	926,603
Change in securities lending collateral	536,723	(718,075)

Net cash used in investing activities	(441,810)	(1,032,461)

Cash flows from financing activities
Receipts from CMS contract deposits	1,188,830	1,483,359
Withdrawals from CMS contract deposits	(1,079,245)	(1,223,982)
Borrowings under credit agreement	425,000	710,000
Repayments under credit agreement	(1,225,000)	(760,000)
Proceeds from issuance of senior notes	749,247	—
Debt issue costs	(5,480)	—
Change in securities lending payable	(536,723)	718,075
Common stock repurchases	(94,661)	(7,203)
Change in book overdraft	28,739	(3,959)
Excess tax benefit from stock-based compensation	9,344	14,554
Proceeds from stock option exercises and other	7,486	30,335

Net cash (used in) provided by financing activities	(532,463)	961,179

(Decrease) increase in cash and cash equivalents	(865,811)	1,980,465
Cash and cash equivalents at beginning of period	2,040,453	1,740,304

Cash and cash equivalents at end of period	$1,174,642	$3,720,769

Supplemental cash flow disclosures:
Interest payments	$32,899	$34,016
Income tax payments, net	$87,383	$124,933

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. We currently are evaluating the provisions of FSP EITF 03-6-1 which will be effective beginning January 1, 2009.

(3) Acquisitions

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $82.0 million. This acquisition expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products including our specialty offerings. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $28.0 million of which we allocated $10.2 million to other intangible assets and $17.8 million to goodwill. The other intangible assets primarily consist of customer contracts with a weighted average useful life of 10.0 years. The acquired goodwill is not deductible for tax purposes.

On April 30, 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, or SecureHorizons, for cash consideration of approximately $185.3 million, plus subsidiary capital and surplus requirements of $40 million. The acquisition expanded our presence into the rapidly growing Las Vegas market. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $185.3 million of which we allocated $69.3 million to other intangible assets and $116.0 million to goodwill. The other intangible assets primarily consist of customer and provider contracts with a weighted average useful life of 10.9 years. The acquired goodwill is deductible for tax purposes.

The results of operation of the OSF and SecureHorizons acquisitions have been included in our consolidated statements of income since the acquisition date. The pro forma effects of these acquisitions, individually and in the aggregate, on the condensed consolidated statements of income were not material.

During the first quarter of 2008, we completed the valuation analysis necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed associated with our fourth quarter 2007 acquisitions of CompBenefits Corporation, or CompBenefits, and KMG America Corporation, or KMG. This resulted in a decrease of $29.0 million in the fair value of other intangible assets, primarily related to the fair value assigned to the KMG customer contracts acquired, with a corresponding adjustment to goodwill and deferred income taxes.

We signed definitive agreements to purchase PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, on August 1, 2008 and Metcare Health Plans, Inc., or Metcare, on June 27, 2008 for cash consideration of approximately $245 million and $14 million, respectively. The Cariten acquisition will increase our presence in Tennessee adding approximately 34,000 and 30,000 fully-insured and ASO commercial members, respectively, and approximately 46,000 Medicare Advantage members, primarily in an HMO product. The Metcare acquisition will add approximately 7,000 Medicare HMO members in Florida. These transactions, which are subject to regulatory approval, are expected to close prior to December 31, 2008.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(4) Medicare Part D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of June 30, 2008 and December 31, 2007. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2008 provision will exceed 12 months as of June 30, 2008.

	June 30, 2008		December 31, 2007
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$20,009	$642,273	$30,578	$580,383
Trade accounts payable and accrued expenses	(99,053)	(444,521)	(133,169)	(273,045)

Net current (liability) asset	(79,044)	197,752	(102,591)	307,338

Other long-term assets	85,064	—	—	—
Other long-term liabilities	(20,254)	—	—	—

Net long-term asset	64,810	—	—	—

Total net (liability) asset	$(14,234)	$197,752	$(102,591)	$307,338

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2008 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2007	$1,118,323	$545,616	$1,663,939
OSF acquisition	11,743	6,083	17,826
SecureHorizons acquisition	—	116,030	116,030
Purchase price allocation adjustments related to: Prior year acquisitions	18,631	—	18,631
Contingent purchase price settlements related to:
Prior year acquisitions	543	491	1,034

Balance at June 30, 2008	$1,149,240	$668,220	$1,817,460

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007:

	Weighted Average Life at 6/30/08	June 30, 2008			December 31, 2007
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	12.1 yrs	$293,200	$69,247	$223,953	$251,107	$55,266	$195,841
Provider contracts	18.1 yrs	34,723	3,890	30,833	27,783	3,022	24,761
Trade names and other	9.5 yrs	20,666	5,623	15,043	20,416	4,245	16,171

Total other intangible assets	12.6 yrs	$348,589	$78,760	$269,829	$299,306	$62,533	$236,773

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $17.3 million for the six months ended June 30, 2008 and $10.0 million for the six months ended June 30, 2007. The following table presents our estimate of amortization expense for 2008 and for each of the five succeeding fiscal years:

(in thousands)
For the years ending December 31,
2008	$36,319
2009	$32,204
2010	$27,553
2011	$25,806
2012	$24,597
2013	$21,952

(6) Comprehensive Income

The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$209,896	$216,846	$290,066	$288,087
Net unrealized investment losses, net of tax	(58,437)	(29,734)	(65,146)	(24,907)

Comprehensive income, net of tax	$151,459	$187,112	$224,920	$263,180

(7) Earnings Per Common Share Computation

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share results)
Net income available for common stockholders	$209,896	$216,846	$290,066	$288,087

Weighted average outstanding shares of common stock used to compute basic earnings per common share	167,146	166,614	167,668	166,213
Dilutive effect of:
Employee stock options	1,165	2,349	1,365	2,492
Restricted stock	686	633	766	571

Shares used to compute diluted earnings per common share	168,997	169,596	169,799	169,276

Basic earnings per common share	$1.26	$1.30	$1.73	$1.73

Diluted earnings per common share	$1.24	$1.28	$1.71	$1.70

Number of antidilutive stock options and restricted stock excluded from computation	3,769	932	2,590	1,260

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(8) Stock Repurchase Plan

On February 22, 2008, the Board of Directors initially authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2008, we repurchased 1.85 million shares in open market transactions for $82.5 million at an average price of $44.59. We repurchased 250,000 common shares in open market transactions that settled in cash on July 2, 2008 for $10.3 million at an average price of $41.28. On July 28, 2008, the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used year to date in connection with the initial February 2008 authorization. As of August 4, 2008, the remaining authorized amount totaled $250 million and expires on December 31, 2009.

In connection with employee stock plans, we acquired 0.2 million common shares for $12.1 million and 0.1 million common shares for $7.2 million for the six months ended June 30, 2008 and 2007, respectively.

(9) Income Taxes

The effective income tax rate was 35.4% for the three and six months ended June 30, 2008 compared to 36.1% and 36.2%, respectively, for the three and six months ended June 30, 2007. The decrease primarily is due to a lower state income tax rate and a greater proportion of tax-exempt investment income to total pretax income.

(10) Debt

The carrying value of long-term debt outstanding was as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$531,868	$533,083
$500 million, 7.20% due June 15, 2018	496,279	—
$300 million, 6.30% due August 1, 2018	314,687	316,132
$250 million, 8.15% due June 15, 2038	253,926	—

Total senior notes	1,596,760	849,215
Credit agreement	—	800,000
Other long-term borrowings	38,338	38,608

Total long-term debt	$1,635,098	$1,687,823

Senior Notes

In June 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. Our net proceeds, reduced for the cost of the offering, were $743.8 million. We used these net proceeds from the offering for the repayment of the outstanding balance under our credit agreement. All of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We have entered into interest rate swap agreements to exchange the fixed interest rate under these senior notes for a variable interest rate based on LIBOR, as further described in Note 11. As a result, the carrying value of the senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate adjustment to the carrying value of senior notes was $49.3 million at June 30, 2008 and $51.1 million at December 31, 2007. The weighted average effective interest rate for all of our senior notes was 4.69% and 6.49% for the three months ended June 30, 2008 and 2007, respectively, and 4.64% and 6.49% for the six months ended June 30, 2008 and 2007, respectively.

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

There were no borrowings outstanding under the credit agreement at June 30, 2008. We have outstanding letters of credit of $3.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of June 30, 2008, we had $996.9 million of remaining borrowing capacity under the credit agreement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.3 million at June 30, 2008 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $2.2 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

(11) Derivative Financial Instruments

We use interest rate swap agreements to convert our interest rate exposure on our senior notes from fixed rates to variable rates to more closely align interest costs with floating interest rates received on our cash equivalents and investment securities. Our swap agreements, which are considered derivative instruments, exchange the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. The $1,550 million notional amount of the swap agreements is equal to the par amount of our senior notes. These swap agreements are designated and qualify as a fair value hedge. The gain or loss on the swap agreements as well as the offsetting loss or gain on the senior notes is recognized in current earnings. We include the gain or loss on the swap agreements in interest expense, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and six months ended June 30, 2008 and 2007.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The counterparties to our swap agreements are major financial institutions with which we also have other financial relationships. The fair value of our swap agreements was as follows at June 30, 2008 and December 31, 2007:

Balance sheet line item caption	June 30, 2008	December 31, 2007
	(in thousands)
Other long-term assets	$51,800	$51,105
Other long-term liabilities	3,327	—

Net	$48,473	$51,105

(12) Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the six months ended June 30, 2008, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. Humana has not received any non-renewal notices from CMS, and therefore, all material contracts between Humana and CMS relating to our Medicare business for 2009 remain in effect.

Our military business, which accounted for approximately 12% of our total premiums and ASO fees for the six months ended June 30, 2008, primarily consisted of the TRICARE South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2008, the South Region contract was extended into the fifth option period, which runs from April 1, 2008 to March 31, 2009. On July 30, 2008 we were notified by the Department of Defense that it intends to negotiate a two-year extension of our current contract consisting of a one-year option period and two six-month option periods. The one year period would run from April 1, 2009 through March 31, 2010. The six month periods would run from (a) April 1, 2010 through September 30, 2010, and (b) October 1, 2010 through March 31, 2011. Under these extensions, government requirements, terms and conditions will remain the same. We believe that the extensions will only be used at the government’s option to cover the time until the new bids are awarded. On March 24, 2008, the Department of Defense issued its formal request for proposal for the new contracts for TRICARE medical benefits nationwide. We submitted our bid for the new contract in June 2008. As required under the current contract, the target underwritten health care cost and underwriting fee amounts for the fifth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our business.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the six months ended June 30, 2008, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Insurance Administration for the East and Southeast regions were extended for two months to August 31, 2008 with no change in terms to allow the parties time to negotiate new rates and terms for the contract year to end June 30, 2009. We also provide services under a three-year ASO contract with the Puerto Rico Health Administration for the Metro North Region. The Puerto Rico Health Administration has notified us of its intent to not renew the third year of this contract scheduled to begin October 1, 2008. The loss of this contract will not have a material effect on the results of our operations, financial position or cash flows.

The loss of any of the contracts above (exclusive of the three-year Puerto Rico ASO contract) or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our financial position, results of operations, and cash flows.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Legal Proceedings

Humana and certain of its officers (collectively, the “Class Action Defendants”) have been named as defendants in three substantially similar federal securities class actions filed in the U.S. District Court for the Western District of Kentucky, Louisville Division (Capuano v. Humana Inc. et al., No. 3:08cv-162 M, filed on March 26, 2008; Lach v. Humana Inc. et al., No. 3:08cv-181-H, filed on April 4, 2008; and Dirusso v. Humana Inc. et al., No. 3:08cv-187-H, filed on April 8, 2008) (collectively, the “Class Action Complaints”). The Class Action Complaints allege that, from February 4, 2008 through March 11, 2008, the Class Action Defendants misled investors by knowingly making materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The Class Action Complaints allege that the Class Action Defendants’ statements regarding Humana’s projected earnings per share were materially false and misleading because they failed to disclose that (i) Humana could not properly calculate the prescription drug costs of its newly-acquired Medicare prescription drug plan members, (ii) the costs associated with Humana’s prescription drug plans had dramatically increased, and (iii) the Class Action Defendants lacked a reasonable basis for their statements regarding Humana’s anticipated earnings per share. The Class Action Complaints allege that these actions violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the named officers are also liable as control persons under Section 20(a) of the Securities Exchange Act. The Class Action Complaints seek the following relief: (i) certification of the actions as class actions, designation of a lead plaintiff and class representative, and designation of lead plaintiffs’ counsel; (ii) compensatory damages, including interest; (iii) an award of plaintiffs’ legal fees and expenses; and (iv) other relief that the court deems just and proper. On July 17, 2008, the cases were consolidated and the Alaska Laborers Employment Retirement Fund and three individuals were designated lead plaintiffs.

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

Humana and certain of its officers (collectively, the “ERISA Defendants”) have also been named as defendants in three substantially similar class action lawsuits filed in the Western District of Kentucky, Louisville Division, asserting violations of the Employee Retirement Income Security Act (“ERISA”) in connection with the events underlying the federal securities and state court derivative actions (Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, filed on April 22, 2008; Rose et al. vs. Humana Inc. et al., No. 3:08cv-236-JBC, filed on May 1, 2008; and Riggs v. Humana Inc. et al., No. 3:08cv-304-M, filed on June 10, 2008) (the “Benitez Complaint,” the “Rose Complaint,” the “Riggs Complaint” and collectively the “ERISA Complaints”). The Benitez Complaint was brought on behalf of a purported class of participants in and beneficiaries of the Humana Retirement and Savings Plan (the “Plan”). The Rose Complaint and the Riggs Complaint were brought on behalf of that purported class and also on

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

behalf of a purported class of participants in and beneficiaries of the Humana Puerto Rico 1165(d) Retirement Plan. The ERISA Complaints allege, among other things, that the Defendants (i) offered Humana stock as an investment option within the Plan and made contributions in Humana stock when that stock was not a prudent investment for participants’ retirement savings, (ii) provided misleading information, knowingly concealed information and failed to provide complete and accurate information regarding Humana stock to participants, (iii) failed to properly monitor the Plan’s fiduciaries and remove any fiduciaries whose performance was inadequate, and (iv) failed to avoid conflicts of interest and to serve the interests of the Plan participants and beneficiaries with undivided loyalty. The Rose Complaint and the Riggs Complaint also allege that certain defendants are liable for those breaches as co-fiduciaries because they enabled, knowingly participated in and/or knew of and failed to remedy those breaches. The ERISA Complaints seek the following relief, among other things: (i) repayment of alleged losses to the Plan, restoration of profits that the ERISA Defendants allegedly made using Plan assets, and restoration of Plan participants’ lost profits; (ii) an injunction prohibiting future violations of the ERISA Defendants’ fiduciary obligations under ERISA; (iii) appointment of one or more independent fiduciaries to participate in managing the Plan’s investment in Humana stock; (iv) actual damages; (v) an award of plaintiffs’ legal fees and costs; and (vi) equitable restitution and other equitable monetary relief. A hearing on pending motions to consolidate and appoint interim co-lead counsel has been set for September 2, 2008.

In addition, Humana and certain other companies in the health insurance industry (collectively, the “Weintraub Defendants”) have been named as defendants in Weintraub et al. v. Ingenix, Inc. et al. , Case No. 3:08-cv-00654-CFD (the “ Weintraub Complaint”), a class action lawsuit filed on April 29, 2008 in the U.S. District Court for the District of Connecticut asserting violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) (18 U.S.C. § 1962(c)), Section 1 of the Sherman Antitrust Act (15 U.S.C. § 1), and the Connecticut Unfair Trade Practices Act (C.G.S. § 42-110b). The Weintraub Complaint alleges, among other things, that, during the period beginning at least as early as January 1, 2004 through April 29, 2008, the Weintraub Defendants conspired to fix the rates at which they reimbursed their health plan members for costs of services received from out-of-network health care providers by, among other things, (i) manipulating the “reasonable and customary rates” that they used to calculate reimbursement rates, (ii) using data supplied by Ingenix, Inc. regarding reasonable and customary rates that they knew was flawed and had been manipulated, and (iii) concealing these facts from their plan members. The Weintraub Complaint alleges that, as a result of these actions, the Weintraub Defendants artificially depressed their reimbursement rates for out-of-network services and caused their members to pay a greater share of the costs of those services than they otherwise would have paid. The Weintraub Complaint seeks, among other things, the following relief: (i) an award of monetary damages, including disgorgement, and treble and punitive damages; (ii) an injunction prohibiting the Weintraub Defendants from continuing the alleged unlawful activities; (iii) an award of plaintiff’s legal fees and costs; and (iv) other relief that the court deems just and proper.

Humana believes that the foregoing lawsuits are without merit, and intends to defend each of these actions vigorously.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

(13) Fair Value

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Fair value of actively traded debt and equity securities are based on quoted market prices. Fair value of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates using either a market or income valuation approach and are generally classified as Level 2. Fair value of privately held debt securities, including venture capital investments, as well as auction rate securities, are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately held debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in similar lines of business, and reviewing the underlying financial performance including estimating discounted cash flows. For auction rate securities, such methodologies include consideration of the quality of the sector, underlying collateral, underlying final maturity dates and lack of liquidity.

The following table summarizes our fair value measurements at June 30, 2008 for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$1,174,642	$1,156,543	$18,099	$—
Investment securities:
Available-for-sale securities	5,070,209	—	5,070,209	—
Privately held debt and auction rate securities	114,606	—	—	114,606

Total investment securities	5,184,815	—	5,070,209	114,606
Interest rate swaps	51,800	—	51,800	—

Total assets	$6,411,257	$1,156,543	$5,140,108	$114,606

Liabilities
Interest rate swaps	$3,327	$—	$3,327	$—

Total liabilities	$3,327	$—	$3,327	$—

During the three and six months ended June 30, 2008, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	Three months ended June 30, 2008	Six months ended June 30, 2008
	(in thousands)
Beginning balance	$18,289	$18,698
Total gains or losses:
Realized in earnings	45	72
Unrealized in other comprehensive income	(953)	(256)
Purchases, sales, issuances, and settlements, net	1,702	569
Transfers in and/or out of Level 3	95,523	95,523

Balance at June 30, 2008	$114,606	$114,606

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. Our auction rate securities, which total $95.5 million, or less than 2% of our total investment portfolio, primarily consist of tax-exempt AAA rated bonds collateralized by federally guaranteed student loans. Liquidity issues in the global credit markets led to failed auctions that continued during the second quarter of 2008. A failed auction is not a default of the debt instrument, but does set a new, generally higher interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when a successful auction occurs, the securities are called or refinanced by the issuer, a buyer is found outside the auction process, or the security matures. We continue to receive income on all auction rate securities and from time to time full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices and as such unobservable inputs were used resulting in transfer of these securities to Level 3.

Total gains or losses included in earnings for the three and six months ended June 30, 2008 were included in investment income. For the three and six months ended June 30, 2008, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

(14) Segment Information

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and six months ended June 30, 2008 and 2007:

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$3,491,824	$2,804,438	$6,659,541	$5,547,149
Medicare stand-alone PDP	905,071	1,051,259	1,780,070	1,957,685

Total Medicare	4,396,895	3,855,697	8,439,611	7,504,834
Military services	806,976	725,040	1,617,635	1,452,255
Medicaid	141,976	132,486	285,656	261,811

Total premiums	5,345,847	4,713,223	10,342,902	9,218,900
Administrative services fees	19,456	17,671	42,162	34,061
Investment income	38,775	42,354	87,093	85,592
Other revenue	462	383	861	767

Total revenues	5,404,540	4,773,631	10,473,018	9,339,320

Operating expenses:
Benefits	4,611,992	3,972,110	9,111,704	7,995,518
Selling, general and administrative	507,516	472,282	1,045,524	962,244
Depreciation and amortization	29,617	31,009	58,463	54,930

Total operating expenses	5,149,125	4,475,401	10,215,691	9,012,692

Income from operations	255,415	298,230	257,327	326,628
Interest expense	5,966	9,440	11,115	19,973

Income before income taxes	$249,449	$288,790	$246,212	$306,655

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$903,833	$918,223	$1,803,128	$1,845,729
HMO	622,193	483,859	1,204,384	947,158

Total fully-insured	1,526,026	1,402,082	3,007,512	2,792,887
Specialty	234,879	107,945	468,939	216,026

Total premiums	1,760,905	1,510,027	3,476,451	3,008,913
Administrative services fees	93,508	79,422	182,781	158,896
Investment income	42,046	29,698	83,687	59,987
Other revenue	49,863	34,019	94,629	64,494

Total revenues	1,946,322	1,653,166	3,837,548	3,292,290

Operating expenses:
Benefits	1,426,490	1,218,308	2,744,812	2,408,900
Selling, general and administrative	408,525	354,177	820,962	684,825
Depreciation and amortization	23,841	23,255	45,953	39,398

Total operating expenses	1,858,856	1,595,740	3,611,727	3,133,123

Income from operations	87,466	57,426	225,821	159,167
Interest expense	11,901	6,626	23,091	14,011

Income before income taxes	$75,565	$50,800	$202,730	$145,156

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2007 revenues of $25.3 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of June 30, 2008, we had approximately 11.5 million members in our medical benefit plans, as well as approximately 6.7 million members in our specialty products.

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

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to significant growth. Medicare Advantage membership increased to 1,345,000 members at June 30, 2008, up 202,000 members, or 17.7%, from 1,143,000 members at December 31, 2007, and up 211,300 members, or 18.6%, from 1,133,700 at June 30, 2007, primarily due to sales of Preferred Provider Organization, or PPO, and Private Fee-For-Service, or PFFS, products. In addition, recently the mix of sales has shifted increasingly to our network based PPO offerings. Likewise, Medicare Advantage premium revenues have increased 25% to $3.5 billion for the second quarter of 2008 from $2.8 billion in the second quarter of 2007.

We offer three Medicare stand-alone prescription drug plans, or PDPs, a Standard, Enhanced, and Complete product, with varying degrees of coverage. During the six months ended June 30, 2008, we experienced prescription drug claim expenses for our Medicare stand-alone PDPs that were higher than we had originally assumed in our bids. These higher claim levels for our Medicare stand-alone PDPs are reflective of a combination of several variances between our actuarial bid assumptions versus our year-to-date experience. These variances result from differences in utilization assumptions by drug tier for our Enhanced plans, as well as an increase in the percentage of higher cost members in both our Standard and Enhanced plans. Due to the lower than expected stand-alone PDP operating results, we are expecting a decrease in consolidated earnings for full year 2008 as compared to 2007. We believe we have addressed these issues for 2009, based on our enhancements made to our bid development and review processes. Our PDP bids for 2009 were submitted on June 2, 2008.

The enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, in July 2008 could affect our Medicare operations. Principally, beginning in 2011 sponsors of MA PFFS plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based MA plans. Additionally, the Act prohibits several different kinds of marketing activities by Medicare plan sponsors and their brokers beginning in 2009, and will phase out indirect medical education (IME) costs beginning in 2010. We have in place various operational and strategic initiatives that are intended to answer the challenges presented by the Act. We believe that neither the marketing restrictions nor the IME reductions will have a material effect on our operations. In addition, most of our PFFS enrollees reside in geographies where we have developed a PPO network and offer a PPO plan. We will continue to develop our PPO network and build network-based plan offerings to address the network restriction. Nonetheless, there can be no assurance that we will be able to successfully implement those initiatives. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

Our quarterly Government segment earnings and operating cash flows are particularly impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages and less in the latter stages. As a result the Government segment’s benefits ratio generally improves as the year progresses. In addition, the number of low-income senior members as well as year over year changes in the mix of membership in our stand-alone PDP products, Standard, Enhanced, and Complete, affect the quarterly benefits ratio pattern.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and continue to exercise pricing discipline relative to our fully-insured accounts. Commercial segment medical membership increased 279,800 members from June 30, 2007 to 3,558,500 members at June 30, 2008, primarily as a result of the acquisitions of OSF Health Plans, Inc., or OSF, and KMG America Corporation, or KMG, discussed more fully below, which together added approximately 159,000 members, primarily ASO. The remaining increase primarily was due to enrollment gains in strategic areas of commercial growth. Individual membership increased 45%, Smart plans and other consumer offerings membership grew 23%, and small group membership was up 4% for the first half of 2008 compared to the first half of 2007. Membership changes from sales focused on strategic growth areas, exercising pricing discipline, and the acquisition of CompBenefits and KMG resulted in a decline in the benefits ratio to 79.0% for the six months ended June 30, 2008 compared to 80.1% for the six months ended June 30, 2007 and 80.5% for the year ended December 31, 2007.

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

Other Highlights

•	We completed our bids for our 2009 Medicare plan and the new five-year South region TRICARE contract.

•

Our operating cash flow comparisons to the prior year periods were significantly impacted by the early Medicare premium receipt for July 2007 of $1,175.3 million in June 2007 because the payment date of July 1, 2007 fell on a weekend.

•	We completed two acquisitions and announced our intent to acquire two more companies more fully described below.

•

We issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. We used the net proceeds from the offering for the repayment of the outstanding balance under our credit agreement. These transactions are more fully described in Note 10 to the condensed consolidated financial statements.

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

Recent Acquisitions

We signed definitive agreements to purchase PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, on August 1, 2008 and Metcare Health Plans, Inc., or Metcare, on June 27, 2008 for cash consideration of approximately $245 million and $14 million, respectively. The Cariten acquisition will increase our presence in Tennessee adding approximately 34,000 and 30,000 fully-insured and ASO commercial members, respectively, and approximately 46,000 Medicare Advantage members, primarily in an HMO product. The Metcare acquisition will add approximately 7,000 Medicare HMO members in Florida. These transactions, which are subject to regulatory approval, are expected to close prior to December 31, 2008.

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $82.0 million. This acquisition, which expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products including our specialty offerings, added approximately 33,400 and 29,700 fully-insured and ASO commercial members, respectively, as well as, approximately 14,000 Medicare PPO members.

On April 30, 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, or SecureHorizons, for cash consideration of approximately $185.3 million, plus subsidiary capital and surplus requirements of $40 million. The SecureHorizons acquisition expanded our presence into the rapidly growing Las Vegas market, adding approximately 26,700 Medicare HMO members.

We acquired KMG on November 1, 2007, and CompBenefits on October 1, 2007. We paid cash consideration of $369.6 million for CompBenefits, and cash consideration of $155.2 million, plus the assumption of $36.1 million of long-term debt for KMG. CompBenefits provides dental and vision insurance benefits and KMG provides long-duration insurance benefits including supplemental health and life products both supplementing our Commercial segment’s product offering.

On March 1, 2007, we acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of $27.5 million.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. We currently are evaluating the provisions of FSP EITF 03-6-1 which will be effective beginning January 1, 2009.

Comparison of Results of Operations for 2008 and 2007

The following discussion primarily deals with our results of operations for the three months ended June 30, 2008, or the 2008 quarter, the three months ended June 30, 2007, or the 2007 quarter, the six months ended June 30, 2008, or the 2008 period, and the six months ended June 30, 2007, or the 2007 period.

The following table presents certain financial data for our two segments:

	For the three months ended June 30,		Change
	2008	2007	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$3,491,824	$2,804,438	$687,386	24.5%
Medicare stand-alone PDP	905,071	1,051,259	(146,188)	(13.9)%

Total Medicare	4,396,895	3,855,697	541,198	14.0%
Military services	806,976	725,040	81,936	11.3%
Medicaid	141,976	132,486	9,490	7.2%

Total Government	5,345,847	4,713,223	632,624	13.4%

Fully-insured	1,526,026	1,402,082	123,944	8.8%
Specialty	234,879	107,945	126,934	117.6%

Total Commercial	1,760,905	1,510,027	250,878	16.6%

Total	$7,106,752	$6,223,250	$883,502	14.2%

Administrative services fees:
Government	$19,456	$17,671	$1,785	10.1%
Commercial	93,508	79,422	14,086	17.7%

Total	$112,964	$97,093	$15,871	16.3%

Income before income taxes:
Government	$249,449	$288,790	$(39,341)	(13.6)%
Commercial	75,565	50,800	24,765	48.8%

Total	$325,014	$339,590	$(14,576)	(4.3)%

Benefit ratios (a):
Government	86.3%	84.3%		2.0%
Commercial	81.0%	80.7%		0.3%

Total	85.0%	83.4%		1.6%

SG&A expense ratios (b):
Government	9.5%	10.0%		(0.5)%
Commercial	21.5%	21.8%		(0.3)%

Total	12.6%	13.0%		(0.4)%

	For the six months ended June 30,		Change
	2008	2007	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$6,659,541	$5,547,149	$1,112,392	20.1%
Medicare stand-alone PDP	1,780,070	1,957,685	(177,615)	(9.1)%

Total Medicare	8,439,611	7,504,834	934,777	12.5%
Military services	1,617,635	1,452,255	165,380	11.4%
Medicaid	285,656	261,811	23,845	9.1%

Total Government	10,342,902	9,218,900	1,124,002	12.2%

Fully-insured	3,007,512	2,792,887	214,625	7.7%
Specialty	468,939	216,026	252,913	117.1%

Total Commercial	3,476,451	3,008,913	467,538	15.5%

Total	$13,819,353	$12,227,813	$1,591,540	13.0%

Administrative services fees:
Government	$42,162	$34,061	$8,101	23.8%
Commercial	182,781	158,896	23,885	15.0%

Total	$224,943	$192,957	$31,986	16.6%

Income before income taxes:
Government	$246,212	$306,655	$(60,443)	(19.7)%
Commercial	202,730	145,156	57,574	39.7%

Total	$448,942	$451,811	$(2,869)	(0.6)%

Benefit ratios (a):
Government	88.1%	86.7%		1.4%
Commercial	79.0%	80.1%		(1.1)%

Total	85.8%	85.1%		0.7%

SG&A expense ratios (b):
Government	10.1%	10.4%		(0.3)%
Commercial	21.9%	21.2%		0.7%

Total	13.2%	13.2%		—%

(a)	Represents total benefit expenses as a percentage of premium revenue. Also known as the benefits ratio.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at June 30, 2008 and 2007:

	June 30,		Change
	2008	2007	Members	Percentage
Government segment medical members:
Medicare Advantage	1,345,000	1,133,700	211,300	18.6%
Medicare stand-alone PDP	3,105,200	3,440,100	(334,900)	(9.7)%

Total Medicare	4,450,200	4,573,800	(123,600)	(2.7)%

Military services	1,737,600	1,717,600	20,000	1.2%
Military services ASO	1,206,200	1,150,600	55,600	4.8%

Total military services	2,943,800	2,868,200	75,600	2.6%

Medicaid	387,700	384,900	2,800	0.7%
Medicaid ASO	173,800	182,700	(8,900)	(4.9)%

Total Medicaid	561,500	567,600	(6,100)	(1.1)%

Total Government	7,955,500	8,009,600	(54,100)	(0.7)%

Commercial segment medical members:
Fully-insured	1,936,600	1,746,300	190,300	10.9%
ASO	1,621,900	1,532,400	89,500	5.8%

Total Commercial	3,558,500	3,278,700	279,800	8.5%

Total medical membership	11,514,000	11,288,300	225,700	2.0%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $209.9 million, or $1.24 per diluted common share, in the 2008 quarter compared to $216.8 million, or $1.28 per diluted common share, in the 2007 quarter. Net income was $290.1 million, or $1.71 per diluted common share, in the 2008 period compared to $288.1 million, or $1.70 per diluted common share, in the 2007 period. These results reflect higher operating earnings in our Commercial segment, partially offset by lower operating earnings in our Government Segment as a result of higher than expected expenses associated with our Medicare stand-alone PDP products.

Premium Revenues and Medical Membership

Premium revenues increased 14.2% to $7.1 billion for the 2008 quarter, compared to $6.2 billion for the 2007 quarter primarily due to higher premium revenues in both the Government and Commercial segments. For the 2008 period, premium revenues were $13.8 billion, an increase of $1.6 billion, or 13.0%, compared to $12.2 billion for the 2007 period. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased 13.4% to $5.3 billion for the 2008 quarter, compared to $4.7 billion for the 2007 quarter. For the 2008 period, Government segment premium revenues were $10.3 billion, an increase of $1.1 billion, or 12.2%, compared to $9.2 billion for the 2007 period. This increase primarily was attributable to higher average Medicare Advantage membership and an increase in per member premiums partially offset by a decrease in our Medicare stand-alone PDP membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 17.2% for the 2008 quarter and 15.4% for the period compared to the 2007 quarter and period. Sales of our PPO and PFFS products drove the majority of the 211,300 increase in Medicare Advantage members since June 30, 2007. The OSF and SecureHorizons acquisitions also added 40,700 Medicare HMO members. Medicare Advantage per member premiums increased 6.3% during the 2008 quarter and 4.0% during the 2008 period. Membership in our Medicare stand-alone PDP products decreased by 334,900 members, or 9.7%, since June 30, 2007, resulting in a 9.1% decrease in premium revenues compared to the 2007 period.

Commercial segment premium revenues increased $250.9 million, or 16.6%, to $1.8 billion for the 2008 quarter. For the 2008 period, Commercial segment premium revenues increased $467.5 million, or 15.5%, to $3.5 billion compared to $3.0 billion for the 2007 period. The increases were primarily due to our specialty product offerings, including dental, vision, and other supplemental health and life products, as a result of the CompBenefits and KMG acquisitions, as well as strategic line-of-business organic growth. Our fully-insured membership increased 10.9%, or 190,300 members, to 1,936,600 at June 30, 2008 compared to 1,746,300 at June 30, 2007 primarily due to membership gains in strategic areas of commercial growth including Smart plans and other consumer offerings, individual, and small group product lines.

Administrative Services Fees

Our administrative services fees for the 2008 quarter were $113.0 million, an increase of $15.9 million, or 16.3%, from the $97.1 million for the 2007 quarter. For the 2008 period, administrative services fees were $224.9 million, an increase of $32.0 million, or 16.6% from the $193.0 million in the 2007 period. The increase in administrative services fees primarily resulted from higher rates, a shift in the mix of Commercial segment membership towards higher rate groups and the impact from acquisitions.

Investment Income

Investment income increased $8.7 million for the 2008 quarter and $25.2 million for the 2008 period primarily due to higher average invested balances and net realized capital gains, partially offset by lower interest rates. Higher average invested balances primarily resulted from the reinvestment of operating cash flow and the acquired investment portfolio related to the KMG acquisition.

Other Revenue

Other revenue totaled $50.3 million for the 2008 quarter, an increase of $15.9 million from $34.4 million for the 2007 quarter. Other revenue totaled $95.5 million for the 2008 period, an increase of $30.2 million from $65.3 million for the 2007 period. The increases are primarily attributable to increased revenue from growth related to RightSource SM, our mail order pharmacy.

Benefit Expense

Consolidated benefit expense was $6.0 billion for the 2008 quarter, an increase of $0.8 billion, or 15.4%, from $5.2 billion for the 2007 quarter. For the 2008 period, consolidated benefit expense was $11.9 billion, an increase of $1.5 billion, or 14.0%, from the 2007 period. The increase primarily was driven by an increase in Government segment benefit expense.

The consolidated benefits ratio for the 2008 quarter was 85.0%, a 160 basis points increase from 83.4% for the 2007 quarter. The consolidated benefits ratio for the 2008 period was 85.8%, an increase of 70 basis points from the 2007 rate of 85.1%. The increase primarily was attributable to a higher Government segment benefit ratio.

The Government segment’s benefit expenses increased $639.9 million, or 16.1% during the 2008 quarter compared to the 2007 quarter. For the 2008 period, the Government segment’s benefit expenses increased $1.1 billion, or 14.0%, from the 2007 period. The increase primarily was due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for the 2008 quarter was 86.3%, a 200 basis point increase from the 2007 quarter rate of 84.3%. For the 2008 period, the Government segment’s benefits ratio was 88.1%, an increase of 140 basis points from the 2007 period rate of 86.7%. This year-over-year increase primarily was due to a higher Medicare stand-alone PDP benefits ratio from higher pharmacy utilization and an increase in the percentage of higher cost members in both our Standard and Enhanced plans.

The Commercial segment’s benefit expenses increased $208.2 million, or 17.1% from the 2007 quarter to the 2008 quarter. For the 2008 period, the Commercial segment’s benefit expense increased $335.9 million, or 13.9%, from the 2007 period. This increase primarily results from the CompBenefits and KMG acquisitions in the fourth quarter of 2007, an increase in fully-insured membership and an increase in average per member claim costs primarily from the effects of health care inflation. The benefits ratio for the Commercial segment of 81.0% in the 2008 quarter increased 30 basis points from the 2007 quarter benefits ratio of 80.7%. For the 2008 period, the Commercial segment’s benefits ratio of 79.0% decreased 110 basis points from the 2007 period of 80.1%. The decrease in the benefits ratio for the 2008 period primarily reflects an increase in members in our specialty products from the acquisition of CompBenefits in the fourth quarter of 2007 and organic growth in our strategic lines of business.

SG&A Expense

Consolidated SG&A expenses increased $89.6 million or 10.8% during the 2008 quarter compared to the 2007 quarter. For the 2008 period, consolidated SG&A expenses increased $219.4 million, or 13.3%, from the 2007 period. The increases primarily resulted from an increase in the number of employees due to the Medicare growth, and the CompBenefits and KMG acquisitions which added dental, vision and other supplemental health and life members. The number of employees increased by 3,993 to 26,804 at June 30, 2008 from 22,811 at June 30, 2007.

The consolidated SG&A expense ratio for the 2008 quarter was 12.6%, decreasing 40 basis points from 13.0% for the 2007 quarter. For the 2008 period, the consolidated SG&A expense ratio was 13.2%, equivalent to the ratio for the 2007 period.

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $35.2 million, or 7.5% during the 2008 quarter compared to the 2007 quarter. For the 2008 period, SG&A expenses of $1,045.5 million increased $83.3 million, or 8.7%, from the 2007 period. The Government segment SG&A expense ratio decreased 50 basis points from 10.0% for the 2007 quarter to 9.5% for the 2008 quarter. For the 2008 period, the Government segment SG&A expense ratio of 10.1% decreased 30 basis points from 10.4% for the 2007 period. The decrease primarily resulted from efficiency and productivity gains associated with servicing higher average Medicare Advantage membership.

The Commercial segment SG&A expenses increased $54.3 million, or 15.3% during the second quarter of 2008 compared to the second quarter of 2008. The Commercial segment SG&A expense increased $136.1 million, or 19.9%, during the 2008 period compared to the 2007 period. The increase primarily was related to the CompBenefits and KMG acquisitions which added dental, vision and supplemental health and life members. The Commercial segment SG&A expense ratio decreased 30 basis points from 21.8% for the 2007 quarter to 21.5% for the 2008 quarter. For the 2008 period, the Commercial segment SG&A expense ratio of 21.9% increased 70 basis points from 21.2% for the 2007 period. The increase in the benefit ratio for the period primarily resulted from an increase in specialty business, including the acquisition of CompBenefits and KMG in the fourth quarter of 2007, together with higher average individual product membership. Average individual product membership increased 42.2% for the 2008 period compared to the 2007 period. Individual accounts bear a higher SG&A ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2008 quarter totaled $53.5 million compared to $54.3 million for the 2007 quarter, a decrease of $0.8 million, or 1.5%. Depreciation and amortization for the 2008 period totaled $104.4 million compared to $94.3 million for the 2007 period, an increase of $10.1 million, or 10.7%. The decrease for the quarter primarily resulted from additional depreciation expense in the 2007 quarter due to the effect of shortening the useful life associated with abandoning equipment and software. Excluding this impact, the 2008 quarter and period comparisons reflect higher intangible amortization expense due to acquisitions.

Interest Expense

Interest expense was $17.9 million for the 2008 quarter, compared to $16.1 million for the 2007 quarter, an increase of $1.8 million. Interest expense was $34.2 million for the 2008 period, compared to $34.0 million for the 2007 period, an increase of $0.2 million. The increases primarily resulted from higher average outstanding debt, partially offset by lower rates.

Income Taxes

Our effective tax rate during the 2008 quarter and period of 35.4% was lower than the effective tax rates of 36.1% and 36.2%, respectively in the 2007 quarter and period. The decrease primarily is due to a lower state income tax rate and a greater proportion of tax-exempt investment income to total pretax income in the 2008 quarter and period.

Membership

The following table presents our medical and specialty membership at June 30, 2008, March 31, 2008, and at the end of each quarter in 2007:

	2008		2007
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,345,000	1,267,700	1,143,000	1,138,000	1,133,700	1,113,400
Medicare stand-alone PDP	3,105,200	3,150,200	3,442,000	3,459,700	3,440,100	3,473,700

Total Medicare	4,450,200	4,417,900	4,585,000	4,597,700	4,573,800	4,587,100

Military services	1,737,600	1,728,100	1,719,100	1,720,400	1,717,600	1,712,900
Military services ASO	1,206,200	1,193,000	1,146,800	1,137,000	1,150,600	1,165,500

Total military services	2,943,800	2,921,100	2,865,900	2,857,400	2,868,200	2,878,400

Medicaid	387,700	384,200	384,400	383,800	384,900	384,000
Medicaid ASO	173,800	175,400	180,600	182,800	182,700	175,400

Total Medicaid	561,500	559,600	565,000	566,600	567,600	559,400

Total Government	7,955,500	7,898,600	8,015,900	8,021,700	8,009,600	8,024,900

Commercial segment:
Fully-insured	1,936,600	1,861,000	1,808,600	1,765,200	1,746,300	1,728,100
ASO	1,621,900	1,597,700	1,643,000	1,533,900	1,532,400	1,529,400

Total Commercial	3,558,500	3,458,700	3,451,600	3,299,100	3,278,700	3,257,500

Total medical members	11,514,000	11,357,300	11,467,500	11,320,800	11,288,300	11,282,400

Specialty Membership:
Commercial segment	6,744,400	6,916,200	6,783,800	1,930,100	1,930,000	1,935,200

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members could be counted more than once since members have the ability to choose multiple products.

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

Cash and cash equivalents decreased to $1,174.6 million at June 30, 2008 from $2,040.5 million at December 31, 2007. The decrease in cash and cash equivalents primarily was due to the purchase of investments and payments for acquisitions. The change in cash and cash equivalents for the six months ended June 30, 2008 and 2007 is summarized as follows:

	2008	2007
	(in thousands)
Net cash provided by operating activities	$108,462	$2,051,747
Net cash used in investing activities	(441,810)	(1,032,461)
Net cash (used in) provided by financing activities	(532,463)	961,179

(Decrease)/increase in cash and cash equivalents	$(865,811)	$1,980,465

Cash Flow from Operating Activities

Our operating cash flow comparisons to the prior year periods were significantly impacted by the early Medicare premium receipt for July 2007 of $1,175.3 million in June 2007 because the payment date of July 1, 2007 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. Therefore, the 2007 period included seven monthly Medicare payments compared to only six monthly Medicare payments during the 2008 period.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007	2008 Period Change	2007 Period Change
	(in thousands)
Military services:
Base receivable	$522,149	$404,570	$117,579	$46,898
Change orders	6,019	5,168	851	105

Military services subtotal	528,168	409,738	118,430	47,003
Medicare	374,485	137,345	237,140	(19,707)
Commercial and other	159,974	126,718	33,256	13,054
Allowance for doubtful accounts	(62,909)	(68,260)	5,351	(23,738)

Total net receivables	$999,718	$605,541	394,177	16,612

Reconciliation to cash flow statement:
Receivables from acquisition			(10,792)	—

Change in receivables per cash flow statement			$383,385	$16,612

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $117.6 million and $46.9 million increase in base receivables for the 2008 and 2007 periods, respectively.

Medicare receivables increased $237.1 million in the 2008 period compared to a decrease of $19.7 million in the 2007 period due to the early receipt for July 2007 in June 2007.

The detail of benefits payable was as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007	2008 Period Change	2007 Period Change
	(in thousands)
IBNR (1)	$1,816,040	$1,712,599	$103,441	$281,844
Military services benefits payable (2)	410,806	341,372	69,434	(1,641)
Reported claims in process (3)	127,707	91,938	35,769	24,192
Other benefits payable (4)	751,138	550,924	200,214	152,487

Total benefits payable	$3,105,691	$2,696,833	$408,858	$456,882

Reconciliation to cash flow statement:
Benefits payable from acquisition			(27,396)	—

Change in benefits payable per cash flow statement			$381,462	$456,882

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the related payments to providers. The corresponding reimbursement from the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other benefits payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

Benefits and other expenses payable increased during 2008 primarily due to the growth in Medicare membership, an increase in capitation payable and to a lesser extent benefit claims inflation. Payments to our pharmacy benefits administrator included a paydown in December 2006, favorably impacting operating cash flow for the 2007 period.

Other than changes in receivables and benefits payable, comparisons of our operating cash flows from the 2008 period to the 2007 period were negatively impacted by the timing of changes in other working capital accounts including a decrease in accounts payable and an increase in the net amount owed from CMS under the risk corridor provisions related to the lower operating performance of our stand-alone PDP product.

Cash Flow from Investing Activities

Cash consideration paid for acquisitions, net of cash acquired, of $266.1 million in the 2008 period primarily relate to the SecureHorizons and OSF acquisitions. We reinvested a portion of our operating cash flows in investment securities, primarily short-duration fixed income securities, totaling $600.4 million in the 2008 period and $176.7 million in the 2007 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $112.0 million in the 2008 period compared to $114.7 million in the 2007 period. The 2007 period’s capital expenditures of $114.7 million included the purchase of three medical centers in South Florida that were previously leased for $20.4 million. Excluding acquisitions, we expect total capital expenditures in 2008 to approximate $275 million.

Cash Flow from Financing Activities

In June 2008, we issued $500 million of 7.20% senior notes due June15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. Our net proceeds, reduced for the cost of the offering, were $743.8 million. We used the net proceeds from the offering for the repayment of the outstanding balance under our credit agreement.

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $109.6 million and $259.4 million more than claim payments during the 2008 and 2007 periods, respectively.

The remainder of the cash used in or provided by financing activities in the 2008 and 2007 periods primarily resulted from the change in the securities lending payable, common stock repurchases, the excess tax benefit from stock compensation, the change in book overdraft, and proceeds from stock option exercises.

Future Sources and Uses of Liquidity

Stock Repurchase Plan

On February 22, 2008, the Board of Directors initially authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2008, we repurchased 1.85 million shares in open market transactions for $82.5 million at an average price of $44.59. We repurchased 250,000 common shares in open market transactions that settled in cash on July 2, 2008 for $10.3 million at an average price of $41.28. On July 28, 2008, the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used year to date in connection with the initial February 2008 authorization. As of August 4, 2008, the remaining authorized amount totaled $250 million and expires on December 31, 2009.

Senior Notes

We issued senior notes in the public debt capital market. All of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. In addition, the 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. We have entered into interest rate swap agreements to exchange the fixed interest rate under these senior notes for a variable rate based on LIBOR to more closely align our interest cost with floating interest rates received on our cash equivalents and investment securities.

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

There were no borrowings outstanding under the credit agreement at June 30, 2008. We have outstanding letters of credit of $3.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. As of June 30, 2008, we had $996.9 million of remaining borrowing capacity under the credit agreement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.3 million at June 30, 2008 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $2.2 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Based on the most recently filed statutory financial statements as of March 31, 2008, we maintained aggregate statutory capital and surplus of $2,922.0 million in our state regulated subsidiaries. This compares to applicable statutory requirements which aggregated $1,904.1 million. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Given our anticipated continued premium growth in 2008, capital requirements will increase. We funded these increased requirements with capital contributions from Humana Inc., our parent company, of $105.8 million for the 2008 period and expect the full year 2008 funding requirement to approximate $175 million, exclusive of funding requirements associated with any future acquisitions.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico, we would have $871.7 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements, based on the most recent statutory financial statements as of March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2008.

Based on our evaluation, our CEO, CFO and Principal Accounting Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1:	Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 12 to the condensed consolidated financial statements beginning on page 12 of this Form 10-Q.

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

CMS has announced that it will perform audits of selected Medicare health plans each year to validate the provider coding practices under the risk adjustment model used to reimburse Medicare Advantage plans. These audits will involve a comprehensive review of medical records, and may result in contract level payment adjustments to premium payments made to a health plan pursuant to its Medicare contract with CMS. The first medical records audits will focus on risk adjustment data for 2006 that were used to determine 2007 payment amounts.

CMS has notified us that at least one of the Humana contracts will be included in a pilot audit being initiated by CMS in 2008. Additional audits may occur. CMS’s current plan is to include contract level payment adjustments, if necessary based on audit results that may occur during 2008 or 2009 prior to Humana or other Medicare Advantage plans having the opportunity to appeal audit findings. We rely on providers to appropriately document risk adjustment data in their medical records and appropriately code their claim submissions which we send to CMS as the basis for our risk adjustment model premium. We are working with CMS and our industry group to develop an orderly audit process. CMS has not yet indicated which additional contracts could be included, if any, or the details of the audit process, therefore, we are unable to predict the number of our contracts that will be audited or the methodology or outcome of these audits. However, a material adjustment would have a material affect on our financial results and cash flows;

•

our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, could increase our costs of doing business and could adversely affect our profitability:

The enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, in July 2008 could affect our Medicare operations. Principally, beginning in 2011 sponsors of MA PFFS plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based MA plans. Additionally, the Act prohibits several different kinds of marketing activities by Medicare plan sponsors and their brokers beginning in 2009, and will phase out indirect medical education (IME) costs beginning in 2010. We have in place various operational and strategic initiatives that are intended to answer the challenges presented by the Act. We believe that neither the marketing restrictions nor the IME reductions will have a material effect on our operations. In addition, most of our PFFS enrollees reside in geographies where we have developed a PPO network and offer a PPO plan. We will continue to develop our PPO network and build network-based plan offerings to address the network restriction. Nonetheless, there can be no assurance that we will be able to successfully implement those initiatives. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

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

The following table provides information about purchases by us during the six months ended June 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2008	—	$—	—	$—
February 2008	—	—	—	—
March 2008	1,500,000	45.1821	1,500,000	82,271,800
April 2008	—	—	—	—
May 2008	—	—	—	—
June 2008	350,000	42.0393	350,000	67,568,545

Total	1,850,000	$44.1935	1,850,000	$67,568,545

(1)	On February 22, 2008, the Board of Directors initially authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. We repurchased 250,000 common shares in open market transactions that settled in cash on July 2, 2008 for $10.3 million at an average price of $41.28. On July 28, 2008, the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used year to date in connection with the initial February 2008 authorization. As of August 4, 2008, the remaining authorized amount totaled $250 million and expires on December 31, 2009.

(2)	Excludes 185,381 shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: August 4, 2008	By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President and Chief Financial Officer

Date: August 4, 2008	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)