Form 10-Q
period 2008-09-30
HUMANA INC
filed 2008-11-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 OR

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2008
$0.16 2/3 par value	168,711,215 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2008

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,542,900	$2,040,453
Investment securities	3,982,564	3,635,317
Receivables, less allowance for doubtful accounts of $53,894 in 2008 and $68,260 in 2007:
Premiums	697,497	592,761
Administrative services fees	12,156	12,780
Securities lending invested collateral	488,431	1,337,049
Other current assets	1,476,439	1,114,486

Total current assets	8,199,987	8,732,846

Property and equipment, net	677,882	637,241
Other assets:
Long-term investment securities	930,450	1,015,050
Goodwill	1,823,280	1,663,939
Other long-term assets	932,271	829,998

Total other assets	3,686,001	3,508,987

Total assets	$12,563,870	$12,879,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,068,587	$2,696,833
Trade accounts payable and accrued expenses	1,240,631	1,268,963
Book overdraft	257,680	269,226
Securities lending payable	535,531	1,337,049
Unearned revenues	220,509	219,780

Total current liabilities	5,322,938	5,791,851
Long-term debt	1,668,233	1,687,823
Future policy benefits payable	988,672	980,686
Other long-term liabilities	313,495	389,777

Total liabilities	8,293,338	8,850,137

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 187,733,811 shares issued at September 30, 2008 and 186,738,885 shares issued at December 31, 2007	31,289	31,123
Capital in excess of par value	1,558,625	1,497,998
Retained earnings	3,215,856	2,742,782
Accumulated other comprehensive (loss) income	(172,484)	14,021
Treasury stock, at cost, 19,022,596 shares at September 30, 2008 and 16,720,528 shares at December 31, 2007	(362,754)	(256,987)

Total stockholders’ equity	4,270,532	4,028,937

Total liabilities and stockholders’ equity	$12,563,870	$12,879,074

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share results)
Revenues:
Premiums	$6,991,569	$6,092,841	$20,810,922	$18,320,654
Administrative services fees	114,401	101,531	339,344	294,488
Investment (loss) income	(16,773)	82,362	154,007	227,941
Other revenue	58,973	42,850	154,463	108,111

Total revenues	7,148,170	6,319,584	21,458,736	18,951,194

Operating expenses:
Benefits	5,810,613	4,953,862	17,667,129	15,358,280
Selling, general and administrative	979,223	829,023	2,845,709	2,476,092
Depreciation and amortization	56,126	42,250	160,542	136,578

Total operating expenses	6,845,962	5,825,135	20,673,380	17,970,950

Income from operations	302,208	494,449	785,356	980,244
Interest expense	19,348	15,947	53,554	49,931

Income before income taxes	282,860	478,502	731,802	930,313
Provision for income taxes	99,852	176,124	258,728	339,848

Net income	$183,008	$302,378	$473,074	$590,465

Basic earnings per common share	$1.10	$1.81	$2.83	$3.55

Diluted earnings per common share	$1.09	$1.78	$2.79	$3.48

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$473,074	$590,465
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	73,436	(2,472)
Stock-based compensation	41,835	30,868
Depreciation and amortization	160,542	136,578
Benefit for deferred income taxes	(21,411)	(33,179)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(93,320)	(16,857)
Other assets	(166,931)	(57,072)
Benefits payable	337,632	380,056
Other liabilities	(124,368)	348,167
Unearned revenues	(9,098)	21,782
Other, net	14,346	15,758

Net cash provided by operating activities	685,737	1,414,094

Cash flows from investing activities
Acquisitions, net of cash acquired	(262,347)	(27,506)
Purchases of property and equipment	(179,547)	(156,056)
Proceeds from sales of property and equipment	2	15,934
Purchases of investment securities	(5,082,141)	(2,631,990)
Maturities of investment securities	418,563	1,091,260
Proceeds from sales of investment securities	4,111,640	1,254,878
Change in securities lending collateral	801,518	(202,599)

Net cash used in investing activities	(192,312)	(656,079)

Cash flows from financing activities
Receipts from CMS contract deposits	1,774,381	1,948,062
Withdrawals from CMS contract deposits	(1,807,952)	(2,109,523)
Borrowings under credit agreement	425,000	1,185,000
Repayments under credit agreement	(1,225,000)	(1,160,000)
Proceeds from issuance of senior notes	749,247	—
Debt issue costs	(6,662)	—
Change in securities lending payable	(801,518)	202,599
Common stock repurchases	(105,767)	(14,017)
Change in book overdraft	(11,546)	(40,249)
Excess tax benefit from stock-based compensation	9,794	26,826
Proceeds from stock option exercises and other	9,045	48,653

Net cash (used in) provided by financing activities	(990,978)	87,351

(Decrease) increase in cash and cash equivalents	(497,553)	845,366
Cash and cash equivalents at beginning of period	2,040,453	1,740,304

Cash and cash equivalents at end of period	$1,542,900	$2,585,670

Supplemental cash flow disclosures:
Interest payments	$41,340	$49,596
Income tax payments, net	$234,383	$245,466

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

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2007 for information on accounting policies that the Company considers in preparing its consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. Like SFAS 141R discussed above, earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, or SFAS 157, in a market that is not active and amends SFAS 157 by adding an illustrative example of key considerations used in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and did not have a material impact on our financial position or results of operations.

(3) Acquisitions

On August 29, 2008, we acquired Metcare Health Plans, Inc., or Metcare, for cash consideration of approximately $14.9 million. The acquisition expanded our Medicare HMO membership in central Florida.

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $82.9 million. This acquisition expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products including our specialty offerings. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $28.9 million of which we allocated $10.1 million to other intangible assets and $18.8 million to goodwill. The other intangible assets primarily consist of customer contracts with a weighted average useful life of 10.0 years. The acquired goodwill is not deductible for tax purposes.

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

The results of operations of Metcare, OSF, and SecureHorizons have been included in our consolidated statements of income since the acquisition date. The pro forma effects of these acquisitions, individually and in the aggregate, on the condensed consolidated statements of income were not material.

During the first quarter of 2008, we revised the fair value estimate of certain other intangible assets associated with our fourth quarter 2007 acquisitions of CompBenefits Corporation, or CompBenefits, and KMG America Corporation, or KMG. This resulted in a decrease of $29.0 million in the fair value of other intangible assets, primarily related to the fair value assigned to the KMG customer contracts acquired, with a corresponding adjustment to goodwill and deferred income taxes.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

On October 31, 2008 we acquired PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, for cash consideration of approximately $252.9 million. The Cariten acquisition will increase our commercial fully-insured and ASO presence as well as our Medicare HMO presence in eastern Tennessee.

(4) Investment Securities

Investment securities available for current operations are classified as current assets. Investment securities available for our long-term insurance products and professional liability funding requirements, as well as restricted statutory deposits and venture capital investments, are classified as long-term assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other-than-temporary impairment.

Investment securities classified as current and long-term were as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government and agency obligations	$1,646,300	$9,500	$(13,625)	$1,642,175	$973,584	$12,528	$(2,109)	$984,003
Tax exempt municipal securities	1,626,988	1,223	(64,329)	1,563,882	1,860,394	10,842	(6,245)	1,864,991
Mortgage and asset-backed securities	956,060	622	(85,874)	870,808	903,223	11,652	(4,213)	910,662
Corporate securities	896,699	878	(97,480)	800,097	863,748	9,295	(9,177)	863,866
Redeemable preferred stocks	17,557	1,650	—	19,207	14,658	900	—	15,558

Debt securities	5,143,604	13,873	(261,308)	4,896,169	4,615,607	45,217	(21,744)	4,639,080
Equity securities	21,478	34	(4,667)	16,845	12,848	16	(1,577)	11,287

Investment securities	$5,165,082	$13,907	$(265,975)	$4,913,014	$4,628,455	$45,233	$(23,321)	$4,650,367

The weighted-average credit rating by Standard & Poor’s (S&P) of our tax exempt municipal securities was AA+ at September 30, 2008. Certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax exempt municipal securities. We have no direct exposure to these monoline insurers. We own $907.1 million of tax exempt securities guaranteed by monoline insurers. The equivalent S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer is AA-.

Mortgaged-backed securities issued by agencies of the U.S. Government including Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Association, or Freddie Mac, with a fair value of $1,313.4 million at September 30, 2008 and $721.7 million at December 31, 2007, are classified in the previous table as U.S. Government and agency obligations. The weighted-average credit rating by S&P of our mortgage and asset-backed securities, including U.S. Government agency issues, was AAA at September 30, 2008. These credit ratings reflect the seniority of the securities we own. Our direct exposure to subprime mortgage lending is limited to investments in residential mortgage-backed securities and asset-backed securities backed by home equity loans. At September 30, 2008, the fair value of these loan-backed securities subject to residential mortgages was $1,723.0 million, of which $1,714.6 million were backed by prime loans, $5.3 million were backed by Alt-A loans, and $3.1 million were backed by subprime loans.

The percentage of corporate securities associated with the financial services industry was 42.7% at September 30, 2008, with a weighted-average credit rating by S&P of AA.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities loan. Investment securities with a fair value of $480.5 million at September 30, 2008 and $1,336.1 million at December 31, 2007 were on loan. All collateral from lending our investment securities was in the form of cash. The cash collateral was invested in money market funds, certificates of deposit, and short-term corporate and asset-backed securities with an average maturity of 260 days and a weighted-average credit rating by S&P of AA+. The fair value of securities held as invested collateral and classified as available for sale was $488.4 million at September 30, 2008 and $1,337.0 million at December 31, 2007. The amortized cost of these investment securities was $509.1 million at September 30, 2008 and $1,337.0 million at December 31, 2007.

Gross unrealized losses of $286.7 million at September 30, 2008 primarily were caused by an increase in interest rates from a widening of credit spreads. All issuers of securities trading at an unrealized loss remain current on all contractual payments, and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including severity, length of time of the decline, and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

The detail of realized gains (losses) related to investment securities and included with investment income (loss) was as follows for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Gross realized gains	$16,023	$4,155	$49,346	$8,922
Gross realized losses	(108,308)	(1,768)	(122,782)	(6,450)

Net realized (losses) gains	$(92,285)	$2,387	$(73,436)	$2,472

Gross realized losses resulted from sales and other-than-temporary impairments of investment securities. Responding to the turmoil in the credit markets, we realized losses of $16.4 million from sales of distressed financial institution securities in September 2008. Gross realized losses also included other-than-temporary impairments detailed as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Credit-related	$(71,716)	$—	$(72,964)	$—
Interest-related	(20,181)	—	(20,181)	—

Total write-downs	$(91,897)	$—	$(93,145)	$—

Of the $71.7 million credit-related impairments, $68.7 million were due to investments in Lehman Brothers Holdings Inc. or its subsidiaries (Lehman). Lehman Brothers Holdings Inc. filed for bankruptcy protection on September 15, 2008, and certain of its subsidiaries have also filed for bankruptcy protection. After write-down to fair value, at September 30, 2008 the adjusted cost basis of these credit-related impaired securities was $11.8 million.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The $20.2 million in interest-related impairments were due to declines in values of securities, primarily associated with the financial services industry, for which we are uncertain of our intent to hold until recovery or maturity. After write-down to fair value, at September 30, 2008 the adjusted cost basis of these interest-related impaired securities was $48.9 million.

(5) Medicare Part D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of September 30, 2008 and December 31, 2007. Amounts included below relating to the 2007 contract year for the net risk corridor payable of $78.7 million and CMS subsidies receivable of $440.4 million are expected to be settled in the fourth quarter of 2008.

	September 30, 2008		December 31, 2007
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$82,996	$683,587	$30,578	$580,383
Trade accounts payable and accrued expenses	(117,310)	(342,678)	(133,169)	(273,045)

Net current (liability) asset	$(34,314)	$340,909	$(102,591)	$307,338

(6) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2008 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2007	$1,118,323	$545,616	$1,663,939
Current year acquisitions	12,252	127,424	139,676
Purchase price allocation adjustments related to prior year acquisitions	18,631	—	18,631
Contingent purchase price settlements related to prior year acquisitions	543	491	1,034

Balance at September 30, 2008	$1,149,749	$673,531	$1,823,280

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2008 and December 31, 2007:

	Weighted Average Life at 9/30/08	September 30, 2008			December 31, 2007
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Customer contracts	12.1 yrs	$296,790	$77,676	$219,114	$251,107	$55,266	$195,841
Provider contracts	18.0 yrs	35,483	4,383	31,100	27,783	3,022	24,761
Trade names and other	9.5 yrs	20,796	6,456	14,340	20,416	4,245	16,171

Total other intangible assets	12.6 yrs	$353,069	$88,515	$264,554	$299,306	$62,533	$236,773

Amortization expense for other intangible assets was approximately $27.1 million for the nine months ended September 30, 2008 and $14.5 million for the nine months ended September 30, 2007. The following table presents our estimate of amortization expense for 2008 and for each of the five succeeding fiscal years:

(in thousands)
For the years ending December 31,
2008	$36,430
2009	$32,644
2010	$28,954
2011	$27,208
2012	$25,915
2013	$23,201

(7) Comprehensive Income

The following table presents details supporting the computation of comprehensive income, net of tax, for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$183,008	$302,378	$473,074	$590,465
Net unrealized investment (losses) gains, net of tax	(121,359)	27,070	(186,505)	2,163

Comprehensive income, net of tax	$61,649	$329,448	$286,569	$592,628

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(8) Earnings Per Common Share Computation

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share results)
Net income available for common stockholders	$183,008	$302,378	$473,074	$590,465

Weighted average outstanding shares of common stock used to compute basic earnings per common share	166,647	167,188	167,328	166,538
Dilutive effect of:
Employee stock options	1,111	2,109	1,280	2,365
Restricted stock	820	754	784	632

Shares used to compute diluted earnings per common share	168,578	170,051	169,392	169,535

Basic earnings per common share	$1.10	$1.81	$2.83	$3.55

Diluted earnings per common share	$1.09	$1.78	$2.79	$3.48

Number of antidilutive stock options and restricted stock excluded from computation	3,876	976	3,019	1,165

(9) Stock Repurchase Plan

On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2008, we repurchased 2.1 million shares in open market transactions for $92.8 million at an average price of $44.19. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. As of November 3, 2008, the remaining authorized amount totaled $250 million. The share repurchase program expires on December 31, 2009.

In connection with employee stock plans, we acquired 0.2 million common shares for $13.0 million and 0.2 million common shares for $14.0 million during the nine months ended September 30, 2008 and 2007, respectively.

(10) Income Taxes

The effective income tax rate was 35.3% and 35.4%% for the three and nine months ended September 30, 2008, respectively, compared to 36.8% and 36.5%, respectively, for the three and nine months ended September 30, 2007. The decrease primarily is due to a lower combined state income tax rate and a greater proportion of tax-exempt investment income to total pretax income.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(11) Debt

The carrying value of long-term debt outstanding was as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$538,534	$533,083
$500 million, 7.20% due June 15, 2018	504,681	—
$300 million, 6.30% due August 1, 2018	319,035	316,132
$250 million, 8.15% due June 15, 2038	267,780	—

Total senior notes	1,630,030	849,215
Credit agreement	—	800,000
Other long-term borrowings	38,203	38,608

Total long-term debt	$1,668,233	$1,687,823

Senior Notes

In June 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. Our net proceeds, reduced for the cost of the offering, were $742.6 million. We used these net proceeds from the offering for the repayment of the outstanding balance under our credit agreement. All of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount.

We entered into interest rate swap agreements to exchange the fixed interest rate under these senior notes for a variable interest rate based on LIBOR, as further described in Note 12. As a result, the carrying value of the senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative aggregate adjustment to the carrying value of senior notes was $82.5 million at September 30, 2008 and $51.1 million at December 31, 2007. The weighted average effective interest rate for all of our senior notes was 4.65% and 6.51% for the three months ended September 30, 2008 and 2007, respectively, and 4.65% and 6.49% for the nine months ended September 30, 2008 and 2007, respectively.

On September 17, 2008, we terminated a $100 million notional amount interest rate swap agreement with a subsidiary of Lehman, which subsequently filed for bankruptcy protection, and on October 7, 2008, we terminated each of our remaining swap agreements, all of which were with other major financial institutions. The cumulative adjustment to the carrying value of our senior notes was $103.4 million as of the termination date. This adjustment is being amortized as a reduction to interest expense over the remaining term of the senior notes, resulting in a weighted-average effective interest rate fixed at 6.08%.

Credit Agreement

Our 5-year $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a revolving credit basis or a competitive advance basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for each day in which borrowings under the facility exceed 50% of the total $1.0 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option. The credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth and a maximum leverage ratio.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

There were no borrowings outstanding under the credit agreement at September 30, 2008. We have outstanding letters of credit of $3.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of September 30, 2008, we had $996.9 million of remaining borrowing capacity under the credit agreement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.2 million at September 30, 2008 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $2.1 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

(12) Derivative Financial Instruments

Upon issuance of our senior notes, we entered into interest rate swap agreements with major financial institutions to convert our interest rate exposure on our senior notes from fixed rates to variable rates to more closely align interest costs with floating interest rates received on our cash equivalents and investment securities. Our swap agreements, which were considered derivative instruments, exchanged the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. The $1,550 million notional amount of the swap agreements was equal to the par amount of our senior notes. These swap agreements were qualified and designated as a fair value hedge. The gain or loss on the swap agreements as well as the offsetting loss or gain on the senior notes is recognized in current earnings. We included the gain or loss on the swap agreements in interest expense, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and nine months ended September 30, 2008 and 2007.

On September 17, 2008, we terminated a $100 million notional amount interest rate swap agreement with a subsidiary of Lehman, which subsequently filed for bankruptcy protection. As a result, we recognized a $10.4 million impairment charge of this financial instrument as a realized investment loss during the three months ended September 30, 2008. Based primarily on conditions in the credit markets, on October 7, 2008, we terminated each of our remaining swap agreements, all of which were with other major financial institutions, when the fair value was $93.0 million. Accordingly, we classified the fair value of our swap agreements as current at September 30, 2008. The fair value of our swap agreements was as follows at September 30, 2008 and December 31, 2007:

Balance sheet line item caption	September 30, 2008	December 31, 2007
	(in thousands)
Other current assets	$76,484	$—
Other long-term assets	—	51,105
Trade accounts payable and accrued expenses	(4,300)	—

Net	$72,184	$51,105

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(13) Guarantees and Contingencies

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the nine months ended September 30, 2008, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2009.

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

One Humana contract has been included in the pilot audit undertaken by CMS in 2008. Additional audits may occur. If necessary based on audit results, CMS may include contract level payment adjustments that may occur during 2008 or 2009 prior to Humana or other Medicare Advantage plans having the opportunity to appeal audit findings. We primarily rely on providers to appropriately document risk adjustment data in their medical records and appropriately code their claim submissions which we send to CMS as the basis for our risk adjustment model premium. We are working with CMS and our industry group to develop an orderly audit process. CMS has not yet indicated which additional contracts could be included, if any, or the complete details of the audit process. Therefore, we are unable to predict the number of our contracts that will be audited, the complete audit methodology to be used by CMS, or the outcome of these audits. However, an adjustment could have a material effect on our results of operations, financial position, and cash flows.

Our military business, which accounted for approximately 12% of our total premiums and ASO fees for the nine months ended September 30, 2008, primarily consisted of the TRICARE South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. Effective April 1, 2008, the South Region contract was extended into the fifth option period, which runs from April 1, 2008 to March 31, 2009. On March 24, 2008, the Department of Defense issued its formal request for proposal for the new contracts for TRICARE medical benefits nationwide. We submitted our bid in June 2008. On July 30, 2008 we were notified by the Department of Defense that it intends to negotiate an extension of our current contract consisting of a one-year option period and two six-month option periods. The one year period would run from April 1, 2009 through March 31, 2010. The six month periods would run from (a) April 1, 2010 through September 30, 2010, and (b) October 1, 2010 through March 31, 2011. The one year extension to our current South Region contract will be required to reach the intended effective date of April 1, 2010 for the next generation of contracts. Under these extensions, government requirements, terms and conditions will remain the same as the current contract. As required under the current contract, the target underwritten health care cost and underwriting fee amounts for the fifth option period were negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on our business. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our results of operations, financial position, and cash flows.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the nine months ended September 30, 2008, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. In August 2008, we renewed our Medicaid contracts with the Puerto Rico Insurance Administration for the East and Southeast regions. These contracts expire on June 30, 2009. We also provide services under a three-year ASO contract with the Puerto Rico Health Administration for the Metro North Region. The Puerto Rico Health Administration did not renew the third year of the ASO contract that commenced October 1, 2008. The loss of this contract did not have a material effect on our results of operations, financial position, or cash flows.

The loss of any of the contracts above (exclusive of the three-year Puerto Rico ASO contract) or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Legal Proceedings

Securities and Related Class Action Litigation

In March and April of 2008, Humana and certain of its officers (collectively, the “Class Action Defendants”) were named as defendants in three substantially similar federal securities class actions filed in the U.S. District Court for the Western District of Kentucky, Louisville Division (Capuano v. Humana Inc. et al., No. 3:08cv-162 M, filed on March 26, 2008; Lach v. Humana Inc. et al., No. 3:08cv-181-H, filed on April 4, 2008; and Dirusso v. Humana Inc. et al., No. 3:08cv-187-H, filed on April 8, 2008). On July 17, 2008, those cases were consolidated and captioned In re Humana Inc. Securities Litigation, No. 3:08-CV-162-JHM-DW, and the Alaska Laborers Employers Retirement Fund and three individuals were designated as lead plaintiffs. On September 16, 2008, the lead plaintiffs filed a consolidated amended class action complaint (the “Consolidated Class Action Complaint”), which alleges that, from February 4, 2008 through March 11, 2008, the Class Action Defendants misled investors by knowingly making materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The Consolidated Class Action Complaint alleges that the Class Action Defendants’ statements regarding Humana’s projected earnings per share were materially false and misleading because they failed to disclose that (i) Humana’s financial reporting lacked a reasonable basis due to significant material weaknesses in Humana’s internal controls, (ii) Humana could not properly calculate the prescription drug costs of its newly-acquired members, the mix of high and low cost members, and the correct pricing and discounts for its stand-alone Medicare Part D prescription drug plans (“PDPs”), and (iii) the assumptions underlying the earnings guidance that Humana issued in February 2008 were flawed. The Consolidated Class Action Complaint alleges that these actions violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the named officers are also liable as control persons under Section 20(a) of the Securities Exchange Act. The Consolidated Class Action Complaint seeks the following relief: (i) certification of the action as a class action and designation of lead plaintiffs as class representatives; (ii) compensatory damages, including interest; (iii) an award of plaintiffs’ legal fees and expenses; and (iv) other relief that the court deems just and proper.

In addition, Humana’s directors and certain officers (collectively, the “Derivative Defendants”) have been named as defendants in two substantially similar shareholder derivative actions filed in the Circuit Court for Jefferson County, Kentucky (Del Gaizo v. McCallister et al., No. 08-CI-003527, filed on March 27, 2008; and Regiec v. McCallister et al., No. 08-CI-04236, filed on April 16, 2008) (collectively, the “Derivative Complaints”). Humana is named as a nominal defendant. The Derivative Complaints are premised on the same basic allegations and events underlying the federal securities class action, described above, and allege, among other things, that some or all of the Derivative Defendants (i) caused Humana to misrepresent its business prospects, (ii) failed to correct Humana’s earnings guidance, and (iii) caused Humana to charge co-payments for its PDPs that were based on incorrect estimates. The Derivative Complaints assert claims against the Derivative Defendants for breach of fiduciary duty, corporate waste, and unjust enrichment. The Derivative Complaints also assert claims against certain

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

directors and officers of Humana for allegedly breaching their fiduciary duties by engaging in insider sales of Humana common stock and misappropriating Humana information. The Derivative Complaints seek the following relief, among other things: (i) damages in favor of Humana; (ii) an order directing Humana to take actions to reform and improve its internal governance and procedures, including holding shareholder votes on certain corporate governance policies and resolutions to amend Humana’s Bylaws or Articles of Incorporation; (iii) restitution and disgorgement of the Derivative Defendants’ alleged profits, benefits, and other compensation; (iv) an award of plaintiffs’ legal costs and expenses; and (v) other relief that the court deems just and proper.

In mid 2008, Humana and certain of its officers (collectively, the “ERISA Defendants”) were also named as defendants in three substantially similar class action lawsuits filed in the Western District of Kentucky, Louisville Division, on behalf of a purported class of participants in and beneficiaries of the Humana Retirement and Savings Plan and the Humana Puerto Rico 1165(d) Retirement Plan (the “Plans”) (Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, filed on April 22, 2008; Rose et al. vs. Humana Inc. et al., No. 3:08cv-236-JBC, filed on May 1, 2008; and Riggs v. Humana Inc. et al., No. 3:08cv-304-M, filed on June 10, 2008). On September 9, 2008, those cases were consolidated and captioned Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, and four individuals were designated as lead plaintiffs. On October 24, 2008, the lead plaintiffs filed an amended complaint alleging violations of the Employee Retirement Income Security Act (“ERISA”) (the “Amended ERISA Complaint”), which alleges, among other things, that the ERISA Defendants breached their fiduciary duties under ERISA by (i) offering Humana stock as an investment option within the Plans and making contributions in Humana stock when that stock was not a prudent investment for participants’ retirement savings, (ii) providing misleading information, knowingly concealing information, and failing to provide participants with complete and accurate information regarding Humana’s financial condition, its internal controls, its business practices, and the prudence of investing in its stock, (iii) failing to adequately monitor the Plans’ fiduciaries and remove any fiduciaries whose performance was inadequate, and (iv) failing to avoid conflicts of interest and to serve the interests of the Plans’ participants and beneficiaries with undivided loyalty. The Amended ERISA Complaint also alleges that certain defendants are liable for those breaches as co-fiduciaries because they enabled, knowingly participated in and/or knew of and failed to remedy those breaches. The Amended ERISA Complaint seeks the following relief, among other things: (i) repayment of alleged losses to the Plans, restoration of profits that the ERISA Defendants allegedly made using the Plans’ assets, and restoration of Plan participants’ lost profits; (ii) imposition of a constructive trust on any amounts by which the ERISA Defendants were unjustly enriched at the expense of the Plans; (iii) appointment of one or more independent fiduciaries to participate in managing the Plans’ investment in Humana stock; (iv) actual damages; (v) an award of plaintiffs’ legal fees and costs; and (vi) equitable restitution and other equitable monetary relief.

Provider Litigation

Humana Military Healthcare Services, Inc. (“HMHS”) has been named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against HMHS. The Sacred Heart Complaint alleges, among other things, that, HMHS breached its network agreements with a class of hospitals, including the seven named plaintiffs, in six states that contracted for reimbursement of outpatient services provided to beneficiaries of the Department of Defense’s TRICARE health benefits program (“TRICARE”). The Complaint alleges that HMHS breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). HMHS denies that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. On September 25, 2008, the district court certified a class consisting of “all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with [HMHS] to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with [HMHS] to submit any such disputes with [HMHS] to arbitration.” HMHS is challenging the certification of this class action. On October 9, 2008, HMHS petitioned the U.S. Court of Appeals for the Eleventh Circuit pursuant to Federal Rule of Civil Procedure 23(f) for permission to appeal on an interlocutory

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

basis. The Court of Appeals has not yet made a decision on HMHS’s petition. The Complaint seeks, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by HMHS, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requests damages and other relief the court deems just and proper for its individual claim against HMHS for fraud in the inducement to contract. The district court has not yet set a trial date in this case.

Humana intends to defend each of these actions vigorously.

Other Lawsuits and Regulatory Matters

In addition, Humana and certain other companies in the health insurance industry (collectively, the “Weintraub Defendants”) were named as defendants in Weintraub et al. v. Ingenix, Inc. et al. , Case No. 3:08-cv-00654-CFD (the “ Weintraub Complaint”), a class action lawsuit filed on April 29, 2008 in the U.S. District Court for the District of Connecticut asserting violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) (18 U.S.C. § 1962(c)), Section 1 of the Sherman Antitrust Act (15 U.S.C. § 1), and the Connecticut Unfair Trade Practices Act (C.G.S. § 42-110b). The Weintraub Complaint alleged, among other things, that, during the period beginning at least as early as January 1, 2004 through April 29, 2008, the Weintraub Defendants conspired to fix the rates at which they reimbursed their health plan members for costs of services received from out-of-network health care providers by, among other things, (i) manipulating the “reasonable and customary rates” that they used to calculate reimbursement rates, (ii) using data supplied by Ingenix, Inc. regarding reasonable and customary rates that they knew was flawed and had been manipulated, and (iii) concealing these facts from their plan members. The Weintraub Complaint alleged that, as a result of these actions, the Weintraub Defendants artificially depressed their reimbursement rates for out-of-network services and caused their members to pay a greater share of the costs of those services than they otherwise would have paid. The Weintraub Complaint sought, among other things, the following relief: (i) an award of monetary damages, including disgorgement, and treble and punitive damages; (ii) an injunction prohibiting the Weintraub Defendants from continuing the alleged unlawful activities; (iii) an award of plaintiff’s legal fees and costs; and (iv) other relief that the court deems just and proper. On August 15, 2008, the plaintiff filed an Amended Complaint in which Humana was not named as a defendant.

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

The outcome of current or future suits or governmental investigations cannot be accurately predicted with certainty, and it is reasonably possible that their outcomes could have a material adverse effect on our results of operations, financial position, and cash flows.

(14) Fair Value

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

The following table summarizes our fair value measurements at September 30, 2008 for financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$1,542,900	$1,540,800	$2,100	$—
Investment securities	4,913,014	—	4,806,002	107,012
Securities lending invested collateral	488,431	—	488,431	—
Interest rate swaps	76,484	—	76,484	—

Total assets	$7,020,829	$1,540,800	$5,373,017	$107,012

Liabilities
Interest rate swaps	$4,300	$—	$4,300	$—

Total liabilities	$4,300	$—	$4,300	$—

During the three and nine months ended September 30, 2008, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	(in thousands)
Beginning balance	$114,606	$18,698
Total gains or losses:
Realized in earnings	(2,051)	(1,979)
Unrealized in other comprehensive income	1,501	1,245
Purchases, sales, issuances, and settlements, net	(7,044)	(6,475)
Transfers in and/or out of Level 3	—	95,523

Balance at September 30, 2008	$107,012	$107,012

Losses realized in earnings attributable to the change in net unrealized losses related to assets still held at September 30, 2008	$(278)	$(278)

Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which total $88.3 million, or less than 2% of our total investment portfolio, primarily consist of tax-exempt bonds, rated AAA by S&P and collateralized by federally guaranteed student loans. Liquidity issues in the global credit markets led to failed auctions that continued during the third quarter of 2008. A

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

failed auction is not a default of the debt instrument, but does set a new, generally higher interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when a successful auction occurs, the securities are called or refinanced by the issuer, a buyer is found outside the auction process, or the security matures. We continue to receive income on all auction rate securities and from time to time full and partial redemption calls. Between October 1, 2008 and November 3, 2008, $8.0 million of these auction rate securities were redeemed and we were notified of the issuers’ intent to call $11.8 million of these auction rate securities. Given the liquidity issues, fair value could not be estimated based on observable market prices and as such unobservable inputs were used.

Total gains or losses included in earnings for the three and nine months ended September 30, 2008 were included in investment income.

(15) Segment Information

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and nine months ended September 30, 2008 and 2007:

	Government Segment
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$3,497,568	$2,825,587	$10,157,109	$8,372,736
Medicare stand-alone PDP	782,855	890,420	2,562,925	2,848,105

Total Medicare	4,280,423	3,716,007	12,720,034	11,220,841
Military services	771,560	714,173	2,389,195	2,166,428
Medicaid	152,069	135,609	437,725	397,420

Total premiums	5,204,052	4,565,789	15,546,954	13,784,689
Administrative services fees	21,169	19,840	63,331	53,901
Investment (loss) income	(6,163)	49,786	80,930	135,378
Other revenue	455	441	1,316	1,208

Total revenues	5,219,513	4,635,856	15,692,531	13,975,176

Operating expenses:
Benefits	4,377,790	3,717,624	13,489,494	11,713,142
Selling, general and administrative	532,530	468,431	1,578,054	1,430,675
Depreciation and amortization	30,523	23,873	88,986	78,803

Total operating expenses	4,940,843	4,209,928	15,156,534	13,222,620

Income from operations	278,670	425,928	535,997	752,556
Interest expense	6,969	9,629	18,084	29,602

Income before income taxes	$271,701	$416,299	$517,913	$722,954

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$891,809	$910,754	$2,694,937	$2,756,483
HMO	667,311	508,130	1,871,695	1,455,288

Total fully-insured	1,559,120	1,418,884	4,566,632	4,211,771
Specialty	228,397	108,168	697,336	324,194

Total premiums	1,787,517	1,527,052	5,263,968	4,535,965
Administrative services fees	93,232	81,691	276,013	240,587
Investment (loss) income	(10,610)	32,576	73,077	92,563
Other revenue	58,518	42,409	153,147	106,903

Total revenues	1,928,657	1,683,728	5,766,205	4,976,018

Operating expenses:
Benefits	1,432,823	1,236,238	4,177,635	3,645,138
Selling, general and administrative	446,693	360,592	1,267,655	1,045,417
Depreciation and amortization	25,603	18,377	71,556	57,775

Total operating expenses	1,905,119	1,615,207	5,516,846	4,748,330

Income from operations	23,538	68,521	249,359	227,688
Interest expense	12,379	6,318	35,470	20,329

Income before income taxes	$11,159	$62,203	$213,889	$207,359

Humana Inc.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2007 that was filed with the SEC on February 25, 2008 as modified by the changes to these risk factors included in this document and other reports we filed subsequent to February 25, 2008. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2007 revenues of $25.3 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of September 30, 2008, we had approximately 11.5 million members in our medical benefit plans, as well as approximately 6.7 million members in our specialty products.

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

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premium, ASO fee, and plan benefit levels that are commensurate with our benefit and administrative costs. Benefit costs are subject to a relatively high rate of inflation due to many forces, including new higher priced technologies and medical procedures, new prescription drugs and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulation.

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

Government Segment

Our strategy and commitment to the expanded Medicare programs, including new product choices and pharmacy benefits for seniors, has led to significant growth. Medicare Advantage membership increased to 1,368,000 members at September 30, 2008, up 225,000 members, or 19.7%, from 1,143,000 members at December 31, 2007, and up 230,000 members, or 20.2%, from 1,138,000 at September 30, 2007, primarily due to sales of Preferred Provider Organization, or PPO, and Private Fee-For-Service, or PFFS, products. The OSF, SecureHorizons, and Metcare acquisitions also added 48,000 Medicare HMO and PPO members. In addition, recently the mix of sales has shifted increasingly to our network-based PPO offerings. Likewise, Medicare Advantage premium revenues have increased 23.8% to $3.5 billion for the third quarter of 2008 from $2.8 billion in the third quarter of 2007.

We offer three Medicare stand-alone prescription drug plans, or PDPs, the Standard, Enhanced, and Complete products, with varying degrees of coverage. During the nine months ended September 30, 2008, we experienced prescription drug claim expenses for our Medicare stand-alone PDPs that were higher than we had originally assumed in our bids. These higher claim levels for our Medicare stand-alone PDPs are reflective of a combination of several variances between our actuarial bid assumptions versus our year-to-date experience. These variances result from differences in utilization assumptions by drug tier for our Enhanced plans, as well as an increase in the percentage of higher cost members in both our Standard and Enhanced plans. Primarily due to the lower than expected stand-alone PDP operating results, we are expecting a decrease in consolidated earnings for full year 2008 as compared to 2007. We believe we have addressed these issues for 2009, based on our enhancements made to our bid development and review processes. In September 2008, we received the final approvals from CMS for our PDP benefit plans for 2009.

The enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, in July 2008 could affect our Medicare operations. Principally, beginning in 2011 sponsors of Medicare Advantage PFFS plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. Additionally, the Act prohibits several different kinds of marketing activities by Medicare plan sponsors and their brokers beginning in 2009, and will phase out indirect medical education (IME) costs beginning in 2010. We are implementing various operational and strategic initiatives that are intended to answer the challenges presented by the Act. In addition, most of our PFFS enrollees reside in geographies where we have developed a PPO network and offer a PPO plan. We will continue to develop our PPO network and build network-based plan offerings to address the network restriction. Nonetheless, there can be no assurance that we will be able to successfully implement those initiatives. Failure to implement this strategy may result in a material adverse effect on our results of operations, financial position, and cash flows.

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

Commercial Segment

We continue to increase the diversification of our Commercial segment membership base and continue to exercise pricing discipline relative to our fully-insured accounts. Commercial segment medical membership increased 254,900 members from September 30, 2007 to 3,554,000 members at September 30, 2008, primarily as a result of the acquisitions of OSF Health Plans, Inc., or OSF, and KMG America Corporation, or KMG, discussed more fully below, which together added approximately 159,000 members, primarily ASO. The remaining increase primarily was due to enrollment gains in strategic areas of commercial growth. Individual membership increased 42%, Smart plans and other consumer offerings membership grew 20%, and small group membership was up 4% at September 30, 2008 compared to September 30, 2007. Membership changes from sales focused on strategic growth areas, exercising pricing discipline, and the acquisition of CompBenefits Corporation, or CompBenefits, and KMG resulted in a decline in the benefits ratio to 79.4% for the nine months ended September 30, 2008 compared to 80.4% for the nine months ended September 30, 2007 and 80.5% for the year ended December 31, 2007.

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

Recent Turmoil in the Financial Markets

Recently, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to our financial assets. At September 30, 2008, cash, cash equivalents and our investment and securities lending portfolios totaled $6.9 billion, or 55% of total assets, with 23% invested in cash and cash equivalents. Investment securities consist primarily of debt securities of investment-grade quality with an average credit rating by S&P of AA+ at September 30, 2008 and an average duration of approximately 4.5 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.4 years. We have $8.4 million of mortgage-backed securities associated with Alt-A or subprime loans, or 0.1% of total investment securities, at September 30, 2008 and no collateralized debt obligations.

Gross unrealized losses of $286.7 million, including $20.7 million related to our securities lending portfolio, at September 30, 2008 primarily were caused by an increase in interest rates from a widening of credit spreads. All issuers of securities trading at an unrealized loss remain current on all contractual payments, and we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including severity, length of time of the decline, and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

During the third quarter of 2008, we realized losses of $108.3 million ($68.7 million after tax, or $0.40 per diluted common share) primarily associated with other-than-temporary impairments in our investment portfolios as well as realized losses associated with sales of distressed financial institution securities during September 2008. Realized losses of $68.7 million relate to other-than-temporary impairments of investments in Lehman Brothers Holdings Inc. or its subsidiaries (Lehman). Lehman Brothers Holdings Inc. filed for bankruptcy protection on September 15, 2008, and certain of its subsidiaries have also filed for bankruptcy protection. Of this $68.7 million in realized losses, $10.4 million results from terminating an interest rate swap agreement with Lehman. The other impairments primarily relate to declines in values of securities, primarily associated with the financial services industry, for which we are uncertain of our intent to hold until recovery or maturity. Of the $108.3 million, $51.9 million was allocated to the Government segment and $56.4 million was allocated to the Commercial segment.

We continuously review our investment portfolios. Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

On October 7, 2008, we terminated all interest rate swap agreements outstanding associated with our senior notes based on recent changes in the credit market environment. In exchange for terminating these interest rate swap agreements, we received cash of $93.0 million for the fair value of the swap assets and $15.3 million for accrued interest. This transaction also fixes the interest rate on our senior notes to a weighted average rate of 6.08%. We may enter into swap agreements in the future.

The availability of liquidity and credit capacity in general has been impacted by the current conditions in the financial markets. We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, and refinance debt as it matures. Our long-term debt, consisting primarily of senior notes, of $1,668.2 million represented 28.1% of total capitalization at September 30, 2008. The earliest maturity of our senior notes is in June 2016. In addition, we have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of September 30, 2008, there were no borrowings outstanding under this credit agreement. On October 30, 2008, we borrowed approximately $250 million under the revolving credit agreement at a floating rate based on LIBOR in order to fund the acquisition of Cariten Healthcare described below.

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit the investments to approved securities. The amount of dividends that may be paid to the parent company by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus.

Based on the most recently filed statutory financial statements as of June 30, 2008, we maintained aggregate statutory capital and surplus of $3,048.9 million in our state regulated subsidiaries, $1,101.4 million above the aggregate $1,947.5 million in applicable statutory requirements which would trigger any regulatory action by the respective states. We anticipate at least maintaining the current excess capital levels when statutory filings for the third quarter of 2008 are completed in November 2008, since aggregate operating subsidiary earnings exceeded investment losses realized during the third quarter of 2008.

Other Highlights

•

Our 2009 Medicare PDP bids were above the benchmark in all 34 regions, which will result in the loss of approximately 308,000 dual-eligible Medicare PDP members in 2009. The bid results were not unexpected.

•	In September 2008, we received final approval from CMS for our Medicare benefit plans for 2009.

•

Cash flows from operations decreased $728.4 million to $685.7 million for the nine months ended September 30, 2008 compared to $1,414.1 million for the nine months ended September 30, 2007. We expect the year over year unfavorable comparison to improve in the fourth quarter due to a substantially lower payment to CMS associated with the settlement of the risk corridor payable. We expect to pay $78.7 million during the fourth quarter of 2008 compared to $725.5 million paid in the fourth quarter of 2007 related to the risk corridor settlement.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes.

Recent Acquisitions

On October 31, 2008 we acquired PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, for cash consideration of approximately $252.9 million. The Cariten acquisition will increase our presence in Tennessee adding approximately 51,400 and 22,100 fully-insured and ASO commercial members, respectively, and approximately 46,900 Medicare Advantage members, primarily in an HMO product. This acquisition was funded through borrowings under our credit agreement in October 2008.

On August 29, 2008, we acquired Metcare Health Plans, Inc., or Metcare, for cash consideration of approximately $14.9 million. The acquisition added approximately 7,300 Medicare HMO members in central Florida.

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $82.9 million. This acquisition, which expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products including our specialty offerings, added approximately 33,400 and 29,700 fully-insured and ASO commercial members, respectively, as well as approximately 14,000 Medicare PPO and HMO members.

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

We acquired KMG on November 30, 2007, and CompBenefits on October 1, 2007. We paid cash consideration of $369.6 million for CompBenefits, and cash consideration of $155.2 million, plus the assumption of $36.1 million of long-term debt for KMG. These acquisitions supplemented our Commercial segment’s product offerings, with CompBenefits providing dental and vision insurance benefits and KMG providing long-duration insurance benefits including supplemental health and life products.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. Like SFAS 141R discussed above, earlier adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, or SFAS 157, in a market that is not active and amends SFAS 157 by adding an illustrative example of key considerations used in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and did not have a material impact on our financial position or results of operations.

Comparison of Results of Operations for 2008 and 2007

The following discussion primarily deals with our results of operations for the three months ended September 30, 2008, or the 2008 quarter, the three months ended September 30, 2007, or the 2007 quarter, the nine months ended September 30, 2008, or the 2008 period, and the nine months ended September 30, 2007, or the 2007 period.

The following table presents certain financial data for our two segments:

	For the three months ended September 30,		Change
	2008	2007	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$3,497,568	$2,825,587	$671,981	23.8%
Medicare stand-alone PDP	782,855	890,420	(107,565)	(12.1)%

Total Medicare	4,280,423	3,716,007	564,416	15.2%
Military services	771,560	714,173	57,387	8.0%
Medicaid	152,069	135,609	16,460	12.1%

Total Government	5,204,052	4,565,789	638,263	14.0%

Fully-insured	1,559,120	1,418,884	140,236	9.9%
Specialty	228,397	108,168	120,229	111.2%

Total Commercial	1,787,517	1,527,052	260,465	17.1%

Total	$6,991,569	$6,092,841	$898,728	14.8%

Administrative services fees:
Government	$21,169	$19,840	$1,329	6.7%
Commercial	93,232	81,691	11,541	14.1%

Total	$114,401	$101,531	$12,870	12.7%

Income before income taxes:
Government	$271,701	$416,299	$(144,598)	(34.7)%
Commercial	11,159	62,203	(51,044)	(82.1)%

Total	$282,860	$478,502	$(195,642)	(40.9)%

Benefit ratios (a):
Government	84.1%	81.4%		2.7%
Commercial	80.2%	81.0%		(0.8)%

Total	83.1%	81.3%		1.8%

SG&A expense ratios (b):
Government	10.2%	10.2%		0.0%
Commercial	23.0%	21.8%		1.2%

Total	13.7%	13.3%		0.4%

	For the nine months ended September 30,		Change
	2008	2007	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$10,157,109	$8,372,736	$1,784,373	21.3%
Medicare stand-alone PDP	2,562,925	2,848,105	(285,180)	(10.0)%

Total Medicare	12,720,034	11,220,841	1,499,193	13.4%
Military services	2,389,195	2,166,428	222,767	10.3%
Medicaid	437,725	397,420	40,305	10.1%

Total Government	15,546,954	13,784,689	1,762,265	12.8%

Fully-insured	4,566,632	4,211,771	354,861	8.4%
Specialty	697,336	324,194	373,142	115.1%

Total Commercial	5,263,968	4,535,965	728,003	16.0%

Total	$20,810,922	$18,320,654	$2,490,268	13.6%

Administrative services fees:
Government	$63,331	$53,901	$9,430	17.5%
Commercial	276,013	240,587	35,426	14.7%

Total	$339,344	$294,488	$44,856	15.2%

Income before income taxes:
Government	$517,913	$722,954	$(205,041)	(28.4)%
Commercial	213,889	207,359	6,530	3.1%

Total	$731,802	$930,313	$(198,511)	(21.3)%

Benefit ratios (a):
Government	86.8%	85.0%		1.8%
Commercial	79.4%	80.4%		(1.0)%

Total	84.9%	83.8%		1.1%

SG&A expense ratios (b):
Government	10.1%	10.3%		(0.2)%
Commercial	22.3%	21.4%		0.9%

Total	13.4%	13.2%		0.2%

(a)	Represents total benefit expenses as a percentage of premium revenue. Also known as the benefits ratio.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at September 30, 2008 and 2007:

	September 30,		Change
	2008	2007	Members	Percentage
Government segment medical members:
Medicare Advantage	1,368,000	1,138,000	230,000	20.2%
Medicare stand-alone PDP	3,089,000	3,459,700	(370,700)	(10.7)%

Total Medicare	4,457,000	4,597,700	(140,700)	(3.1)%

Military services	1,734,400	1,720,400	14,000	0.8%
Military services ASO	1,219,500	1,137,000	82,500	7.3%

Total military services	2,953,900	2,857,400	96,500	3.4%

Medicaid	385,100	383,800	1,300	0.3%
Medicaid ASO	177,300	182,800	(5,500)	(3.0)%

Total Medicaid	562,400	566,600	(4,200)	(0.7)%

Total Government	7,973,300	8,021,700	(48,400)	(0.6)%

Commercial segment medical members:
Fully-insured	1,931,200	1,765,200	166,000	9.4%
ASO	1,622,800	1,533,900	88,900	5.8%

Total Commercial	3,554,000	3,299,100	254,900	7.7%

Total medical membership	11,527,300	11,320,800	206,500	1.8%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $183.0 million, or $1.09 per diluted common share, in the 2008 quarter compared to $302.4 million, or $1.78 per diluted common share, in the 2007 quarter. Net income was $473.1 million, or $2.79 per diluted common share, in the 2008 period compared to $590.5 million, or $3.48 per diluted common share, in the 2007 period. The 2008 quarter and period’s net income included realized losses of $68.7 million, or $0.40 per diluted common share, primarily associated with other-than-temporary impairments in our investment and securities lending portfolios, as well as realized losses primarily associated with sales of distressed financial institution securities during September 2008. Excluding these realized losses, these results reflect lower operating earnings in our Government segment as a result of higher than expected expenses associated with our Medicare stand-alone PDP products, partially offset by higher operating earnings in our Commercial segment.

Premium Revenues and Medical Membership

Premium revenues increased 14.8% to $7.0 billion for the 2008 quarter, compared to $6.1 billion for the 2007 quarter. For the 2008 period, premium revenues were $20.8 billion, an increase of $2.5 billion, or 13.6%, compared to $18.3 billion for the 2007 period. These increases were primarily due to higher premium revenues in both the Government and Commercial segments. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased 14.0% to $5.2 billion for the 2008 quarter, compared to $4.6 billion for the 2007 quarter. For the 2008 period, Government segment premium revenues were $15.5 billion, an increase of $1.7 billion, or 12.8%, compared to $13.8 billion for the 2007 period. This increase primarily was attributable to higher average Medicare Advantage membership and an increase in per member premiums partially offset by a decrease in our Medicare stand-alone PDP membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 19.3% for the 2008 quarter compared to the 2007 quarter and 16.7% for the 2008 period compared to the 2007 period. Sales of our PPO and PFFS products drove the majority of the 230,000 increase in Medicare Advantage members since September 30, 2007. The OSF, SecureHorizons, and Metcare acquisitions also added 48,000 Medicare HMO and PPO members. Medicare Advantage per member premiums increased 3.7% during the 2008 quarter compared to the 2007 quarter and 3.9% during the 2008 period compared to the 2007 period. Medicare stand-alone PDP premium revenues decreased 10.0% during the 2008 period compared to the 2007 period, primarily due to a 370,700, or 10.7%, decrease in PDP membership since September 30, 2007.

Commercial segment premium revenues increased $260.5 million, or 17.1%, to $1.8 billion for the 2008 quarter. For the 2008 period, Commercial segment premium revenues increased $728.0 million, or 16.0%, to $5.3 billion compared to $4.5 billion for the 2007 period. The increases were primarily due to our specialty product offerings, including dental, vision, and other supplemental health and life products, as a result of the CompBenefits and KMG acquisitions, as well as strategic line-of-business organic growth. Our fully-insured membership increased 9.4%, or 166,000 members, to 1,931,200 at September 30, 2008 compared to 1,765,200 at September 30, 2007, primarily due to membership gains in Smart plans and other consumer offerings, individual, and small group product lines. We are targeting these product lines for strategic growth in this segment.

Administrative Services Fees

Our administrative services fees for the 2008 quarter were $114.4 million, an increase of $12.9 million, or 12.7%, from the $101.5 million for the 2007 quarter. For the 2008 period, administrative services fees were $339.3 million, an increase of $44.8 million, or 15.2% from the $294.5 million in the 2007 period. The increase in administrative services fees primarily resulted from higher rates, a shift in the mix of Commercial segment membership towards higher rate groups, and the impact from acquisitions.

Investment Income

Investment income decreased $99.1 million for the 2008 quarter and $73.9 million for the 2008 period reflecting realized losses of $108.3 million recorded during the 2008 quarter primarily associated with other-than-temporary impairments in our investment and securities lending portfolios, as well as realized losses associated with sales of distressed financial institution securities. Of the $108.3 million, $51.9 million was allocated to the Government segment and $56.4 million was allocated to the Commercial segment. Excluding these realized losses, investment income increased primarily due to higher average invested balances and net realized capital gains, partially offset by lower interest rates. Higher average invested balances primarily resulted from the reinvestment of operating cash flow and the acquired investment portfolio related to the KMG acquisition.

Other Revenue

Other revenue totaled $59.0 million for the 2008 quarter, an increase of $16.1 million from $42.9 million for the 2007 quarter. Other revenue totaled $154.5 million for the 2008 period, an increase of $46.4 million from $108.1 million for the 2007 period. The increases are primarily attributable to increased revenue from growth related to RightSource SM, our mail order pharmacy.

Benefit Expense

Consolidated benefit expense was $5.8 billion for the 2008 quarter, an increase of $0.8 billion, or 17.3%, from $5.0 billion for the 2007 quarter. For the 2008 period, consolidated benefit expense was $17.7 billion, an increase of $2.3 billion, or 15.0%, from the 2007 period. The increases primarily were driven by an increase in Government segment benefit expense.

The consolidated benefits ratio for the 2008 quarter was 83.1%, a 180 basis points increase from 81.3% for the 2007 quarter. The consolidated benefits ratio for the 2008 period was 84.9%, an increase of 110 basis points from the 2007 rate of 83.8%. The increase primarily was attributable to a higher Government segment benefit ratio.

The Government segment’s benefit expenses increased $660.2 million, or 17.8% during the 2008 quarter compared to the 2007 quarter. For the 2008 period, the Government segment’s benefit expenses increased $1.8 billion, or 15.2%, from the 2007 period. The increases primarily were due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for the 2008 quarter was 84.1%, a 270 basis point increase from the 2007 quarter rate of 81.4%. For the 2008 period, the Government segment’s benefits ratio was 86.8%, an increase of 180 basis points from the 2007 period rate of 85.0%. The year-over-year increases primarily were due to a higher Medicare stand-alone PDP benefits ratio from higher pharmacy utilization and an increase in the percentage of higher cost members in both our Standard and Enhanced plans.

The Commercial segment’s benefit expenses increased $196.6 million, or 15.9% from the 2007 quarter to the 2008 quarter. For the 2008 period, the Commercial segment’s benefit expense increased $532.5 million, or 14.6%, from the 2007 period. The increases primarily resulted from the CompBenefits and KMG acquisitions in the fourth quarter of 2007, an increase in fully-insured membership and an increase in average per member claim costs primarily from the effects of health care inflation. The benefits ratio for the Commercial segment of 80.2% in the 2008 quarter decreased 80 basis points from the 2007 quarter benefits ratio of 81.0%. For the 2008 period, the Commercial segment’s benefits ratio of 79.4% decreased 100 basis points from the 2007 period of 80.4%. The decrease in the benefits ratio for the 2008 period primarily reflects an increase in members in our specialty products from the acquisition of CompBenefits in the fourth quarter of 2007 and organic growth in our strategic lines of business.

SG&A Expense

Consolidated SG&A expenses increased $150.2 million or 18.1% during the 2008 quarter compared to the 2007 quarter. For the 2008 period, consolidated SG&A expenses increased $369.6 million, or 14.9%, from the 2007 period. The increases primarily resulted from an increase in the number of employees due to the Medicare growth, and the CompBenefits and KMG acquisitions. The number of employees increased by 4,500 to 27,800 at September 30, 2008 from 23,300 at September 30, 2007.

The consolidated SG&A expense ratio for the 2008 quarter was 13.7%, increasing 40 basis points from 13.3% for the 2007 quarter. For the 2008 period, the consolidated SG&A expense ratio was 13.4%, increasing 20 basis points from 13.2% for the 2007 period.

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $64.1 million, or 13.7% during the 2008 quarter compared to the 2007 quarter. For the 2008 period, SG&A expenses of $1.6 billion increased $147.4 million, or 10.3%, from the 2007 period. The Government segment SG&A expense ratio of 10.2% for the 2008 quarter was equivalent to the 2007 quarter. For the 2008 period, the Government segment SG&A expense ratio of 10.1% decreased 20 basis points from 10.3% for the 2007 period. The decrease primarily resulted from efficiency and productivity gains associated with servicing higher average Medicare Advantage membership.

The Commercial segment SG&A expenses increased $86.1 million, or 23.9% during the 2008 quarter compared to the 2007 quarter. The Commercial segment SG&A expense increased $222.2 million, or 21.3%, during the 2008 period compared to the 2007 period. The increase primarily was related to the CompBenefits and KMG acquisitions which added dental, vision and supplemental health and life members. The Commercial segment SG&A expense ratio increased 120 basis points from 21.8% for the 2007 quarter to 23.0% for the 2008 quarter. For the 2008 period, the Commercial segment SG&A expense ratio of 22.3% increased 90 basis points from 21.4% for the 2007 period. The increases in the SG&A expense ratio for the 2008 quarter and period primarily resulted from an increase in specialty business, including the acquisition of CompBenefits and KMG in the fourth quarter of 2007, together with higher average individual product membership. Average individual product membership increased 42.7% for the 2008 period compared to the 2007 period. Specialty and individual accounts bear a higher SG&A ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2008 quarter totaled $56.1 million compared to $42.3 million for the 2007 quarter, an increase of $13.8 million, or 32.8%. Depreciation and amortization for the 2008 period totaled $160.5 million compared to $136.6 million for the 2007 period, an increase of $23.9 million, or 17.5%. The increases reflect higher intangible amortization expense due to acquisitions and increased capital expenditures.

Interest Expense

Interest expense was $19.3 million for the 2008 quarter, compared to $15.9 million for the 2007 quarter, an increase of $3.4 million. Interest expense was $53.6 million for the 2008 period, compared to $49.9 million for the 2007 period, an increase of $3.7 million. The increases primarily resulted from higher average outstanding debt, partially offset by lower rates.

Income Taxes

Our effective tax rates during the 2008 quarter of 35.3% and 2008 period of 35.4% were lower than the effective tax rates of 36.8% and 36.5% in the 2007 quarter and period, respectively. The decreases primarily were due to a lower combined state income tax rate and a greater proportion of tax-exempt investment income to total pretax income in the 2008 quarter and period.

Membership

The following table presents our medical and specialty membership at September 30, 2008, June 30, 2008, March 31, 2008, and at the end of each quarter in 2007:

	2008			2007
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,368,000	1,345,000	1,267,700	1,143,000	1,138,000	1,133,700	1,113,400
Medicare stand-alone PDP	3,089,000	3,105,200	3,150,200	3,442,000	3,459,700	3,440,100	3,473,700

Total Medicare	4,457,000	4,450,200	4,417,900	4,585,000	4,597,700	4,573,800	4,587,100

Military services	1,734,400	1,737,600	1,728,100	1,719,100	1,720,400	1,717,600	1,712,900
Military services ASO	1,219,500	1,206,200	1,193,000	1,146,800	1,137,000	1,150,600	1,165,500

Total military services	2,953,900	2,943,800	2,921,100	2,865,900	2,857,400	2,868,200	2,878,400

Medicaid	385,100	387,700	384,200	384,400	383,800	384,900	384,000
Medicaid ASO	177,300	173,800	175,400	180,600	182,800	182,700	175,400

Total Medicaid	562,400	561,500	559,600	565,000	566,600	567,600	559,400

Total Government	7,973,300	7,955,500	7,898,600	8,015,900	8,021,700	8,009,600	8,024,900

Commercial segment:
Fully-insured	1,931,200	1,936,600	1,861,000	1,808,600	1,765,200	1,746,300	1,728,100
ASO	1,622,800	1,621,900	1,597,700	1,643,000	1,533,900	1,532,400	1,529,400

Total Commercial	3,554,000	3,558,500	3,458,700	3,451,600	3,299,100	3,278,700	3,257,500

Total medical members	11,527,300	11,514,000	11,357,300	11,467,500	11,320,800	11,288,300	11,282,400

Specialty Membership:
Commercial segment	6,727,400	6,744,400	6,916,200	6,783,800	1,930,100	1,930,000	1,935,200

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members could be counted more than once since members have the ability to choose multiple products.

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

Cash and cash equivalents decreased to $1,542.9 million at September 30, 2008 from $2,040.5 million at December 31, 2007. The decrease in cash and cash equivalents primarily was due to the purchase of investments, payments for acquisitions, capital expenditures, and common stock repurchases, partially offset by proceeds provided by operating activities. The change in cash and cash equivalents for the nine months ended September 30, 2008 and 2007 is summarized as follows:

	2008	2007
	(in thousands)
Net cash provided by operating activities	$685,737	$1,414,094
Net cash used in investing activities	(192,312)	(656,079)
Net cash (used in) provided by financing activities	(990,978)	87,351

(Decrease)/increase in cash and cash equivalents	$(497,553)	$845,366

Cash Flow from Operating Activities

Comparisons of our operating cash flows are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007	2008 Period Change	2007 Period Change
	(in thousands)
Military services:
Base receivable	$473,578	$404,570	$69,008	$57,460
Change orders	6,186	5,168	1,018	1,092

Military services subtotal	479,764	409,738	70,026	58,552
Medicare	111,774	137,345	(25,571)	(32,626)
Commercial and other	172,009	126,718	45,291	14,429
Allowance for doubtful accounts	(53,894)	(68,260)	14,366	(23,498)

Total net receivables	$709,653	$605,541	104,112	16,857

Reconciliation to cash flow statement:
Receivables from acquisition			(10,792)	—

Change in receivables per cash flow statement			$93,320	$16,857

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $69.0 million and $57.5 million increase in base receivables for the 2008 and 2007 periods, respectively.

The detail of benefits payable was as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007	2008 Period Change	2007 Period Change
	(in thousands)
IBNR (1)	$1,854,537	$1,712,599	$141,938	$216,900
Military services benefits payable (2)	355,733	341,372	14,361	(17,560)
Reported claims in process (3)	83,574	91,938	(8,364)	10,560
Other benefits payable (4)	774,743	550,924	223,819	170,156

Total benefits payable	$3,068,587	$2,696,833	$371,754	$380,056

Reconciliation to cash flow statement:
Benefits payable from acquisition			(34,122)	—

Change in benefits payable per cash flow statement			$337,632	$380,056

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the related payments to providers. The corresponding reimbursement from the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling.
(4)	Other benefits payable includes capitation and pharmacy payables. The balance due to our pharmacy benefit administrator fluctuates due to bi-weekly payments and the month-end cutoff.

The increase in benefits payable from December 31, 2007 to September 30, 2008 primarily was due to the growth in Medicare Advantage membership, an increase in capitation payable and to a lesser extent benefit claims inflation. Payments to our pharmacy benefits administrator included a paydown in December 2006, favorably impacting operating cash flow for the 2007 period.

Other than changes in receivables and benefits payable, comparisons of our operating cash flows from the 2008 period to the 2007 period were negatively impacted by the timing of changes in other working capital accounts, including a decrease in accounts payable and an decrease in the net amount owed to CMS under the Medicare program related to the lower operating performance of our stand-alone PDP product.

Cash Flow from Investing Activities

Cash consideration paid for acquisitions, net of cash acquired, of $262.3 million in the 2008 period primarily related to the SecureHorizons, OSF, and Metcare acquisitions. We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $551.9 million in the 2008 period and $285.9 million in the 2007 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $179.5 million in the 2008 period compared to $156.1 million in the 2007 period. The 2007 period’s capital expenditures of $156.1 million included the purchase of three medical centers in South Florida that were previously leased for $20.4 million. Excluding acquisitions, we expect total capital expenditures in 2008 to approximate $260 million.

Cash Flow from Financing Activities

In June 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. Our net proceeds, reduced for the cost of the offering, were $742.6 million. We used the net proceeds from the offering for the repayment of the outstanding balance under our credit agreement.

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $33.6 million less than claims payments during the 2008 period and $161.5 million less than claim payments during the 2007 period.

The remainder of the cash used in or provided by financing activities in the 2008 and 2007 periods primarily resulted from the change in the securities lending payable, common stock repurchases, the excess tax benefit from stock compensation, the change in book overdraft, and proceeds from stock option exercises.

Future Sources and Uses of Liquidity

Stock Repurchase Plan

On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2008, we repurchased 2.1 million shares in open market transactions for $92.8 million at an average price of $44.19. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. As of November 3, 2008, the remaining authorized amount totaled $250 million. The share repurchase program expires on December 31, 2009.

Senior Notes

We issued senior notes in the public debt capital market. All of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. In addition, the 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. We entered into interest rate swap agreements to exchange the fixed interest rate under these senior notes for a variable rate based on LIBOR to more closely align our interest cost with floating interest rates received on our cash equivalents and investment securities. On September 17, 2008, we terminated a $100 million notional amount interest rate swap agreement with a subsidiary of Lehman, which subsequently filed for bankruptcy protection, and on October 7, 2008, we terminated each of our remaining swap agreements, all of which were with other major financial institutions. The cumulative adjustment to the carrying value of our senior notes was $103.4 million as of the termination date. This adjustment is being amortized as a reduction to interest expense over the remaining term of the senior notes, resulting in a weighted-average effective interest rate fixed at 6.08%. In exchange for terminating these interest rate swap agreements, in the fourth quarter of 2008 we received cash of $93.0 million for the fair value of the swaps and $15.3 million for accrued interest. Due to the Lehman bankruptcy, we recognized a $10.4 million impairment charge of this financial instrument as a realized investment loss during the 2008 quarter.

Credit Agreement

Our 5-year $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a revolving credit basis or a competitive advance basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, which varies depending on our credit ratings, ranges from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for each day in which borrowings under the facility exceed 50% of the total $1.0 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate basis, at our option. The credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth and a maximum leverage ratio.

There were no borrowings outstanding under the credit agreement at September 30, 2008. We have outstanding letters of credit of $3.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of September 30, 2008, we had $996.9 million of remaining borrowing capacity under the credit agreement. On October 30, 2008, we borrowed $250 million under the credit agreement at a floating rate based on LIBOR in order to fund the acquisition of Cariten. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.2 million at September 30, 2008 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $2.1 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, and to refinance debt as it matures.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2008, we maintained aggregate statutory capital and surplus of $3,048.9 million in our state regulated subsidiaries, $1,101.4 million above the aggregate $1,947.5 million in applicable statutory requirements which would trigger any regulatory action by the respective states. We anticipate at least maintaining the current excess capital levels when statutory filings for the third quarter of 2008 are completed in November 2008, since aggregate operating subsidiary earnings exceeded investment losses realized during the third quarter of 2008.

Given our premium growth in 2008, capital requirements have increased. We funded these increased requirements with capital contributions from Humana Inc., our parent company, of $142.8 million through the end of October 2008. Exclusive of any future acquisitions, we do not anticipate significant additional funding of the subsidiaries during the remainder of 2008.

Most states rely on risk-based capital requirements, or RBC, to define their required levels of equity discussed above. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. If RBC were adopted by the remaining states and Puerto Rico, we would have $952.6 million of aggregate capital and surplus above any of the levels that require corrective action under RBC, or individual state requirements, based on the most recent statutory financial statements as of June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates. Recent turmoil in the financial markets has resulted in significant changes to interest rates in a short period of time. For example, from September 2, 2008 through October 10, 2008, the one month LIBOR increased 210 basis points from 2.49% to 4.59%, while the three month T-bill decreased 147 basis points from 1.72% to 0.25%.

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Until October 7, 2008, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. As a result, changes in interest rates generally resulted in an increase or decrease to investment income partially offset by a corresponding decrease or increase to interest expense, partially hedging our exposure to interest rate risk. However, due to extreme volatility in the securities and credit markets, LIBOR increased while the interest rate we would earn on invested assets like cash and cash equivalents decreased. As a result, we terminated all of our interest rate swap agreements, fixing the interest rate under our senior notes at 6.08%. In exchange for terminating our rights under the interest rate swap agreements, we received $108.3 million in cash from the counterparties. We may enter into interest rate swap agreements in the future.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA+ at September 30, 2008. As discussed in Note 4 to the condensed consolidated financial statements included in this report, we recognized $108.3 million of realized losses on investments for the three months ended September 30, 2008, including other-than-temporary impairments of fixed maturity securities. As of September 30, 2008, we had gross unrealized losses of $286.7 million on our investment portfolios. While we believe that these impairments are temporary and we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future period.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.4 years as of September 30, 2008. Based on this duration, a 1% increase in interest rates generally would decrease the fair value of our investments by approximately $236 million. Likewise, a 1% decrease in interest rates would increase the fair value of our investments by approximately $236 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2008.

Based on our evaluation, our CEO, CFO and Principal Accounting Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in alerting them in a timely manner to material information required to be included in our periodic SEC reports.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1:	Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 13 to the condensed consolidated financial statements beginning on page 16 of this Form 10-Q.

Item 1A.	Risk Factors

Changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on February 25, 2008 are included below:

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

One Humana contract has been included in the pilot audit undertaken by CMS in 2008. Additional audits may occur. If necessary based on audit results, CMS may include contract level payment adjustments that may occur during 2008 or 2009 prior to Humana or other Medicare Advantage plans having the opportunity to appeal audit findings. We primarily rely on providers to appropriately document risk adjustment data in their medical records and appropriately code their claim submissions which we send to CMS as the basis for our risk adjustment model premium. We are working with CMS and our industry group to develop an orderly audit process. CMS has not yet indicated which additional contracts could be included, if any, or the complete details of the audit process. Therefore, we are unable to predict the number of our contracts that will be audited, the complete audit methodology to be used by CMS, or the outcome of these audits. However, an adjustment could have a material effect on our results of operations, financial position, and cash flows;

•

our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative reform, could increase our costs of doing business and could adversely affect our profitability:

The enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, in July 2008 could affect our Medicare operations. Principally, beginning in 2011 sponsors of Medicare Advantage PFFS plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. Additionally, the Act prohibits several different kinds of marketing activities by Medicare plan sponsors and their brokers beginning in 2009, and will phase out indirect medical education (IME) costs beginning in 2010. We are implementing various operational and strategic initiatives that are intended to answer the challenges presented by the Act. In addition, most of our PFFS enrollees reside in geographies where we have developed a PPO network and offer a PPO plan. We will continue to develop our PPO network and build network-based plan offerings to address the network restriction. Nonetheless, there can be no assurance that we will be able to successfully implement those initiatives. Failure to implement this strategy may result in a material adverse effect on our results of operations, financial position, and cash flows.

•	we are also subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products;

•	any failure to manage administrative costs could hamper profitability;

•	any failure by us to manage acquisitions, and other significant transactions successfully could harm our financial results, business and prospects;

•	if we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected;

•	our recently implemented mail order pharmacy business subjects us to additional regulations in addition to those we face with our core health benefits businesses;

•	our ability to obtain funds from our subsidiaries is restricted;

•	downgrades in our debt ratings, should they occur, may adversely affect our business, results of operations, and financial condition;

•	changes in economic conditions could adversely affect our business and results of operations:

Recent events, including fallout from problems in the U.S. credit markets, indicate a potential near-term recession in the U.S. economy. The state of the U.S. economy could adversely affect our employer group and individual business, including Medicare, renewal prospects and our ability to collect or increase premiums. The state of the U.S. economy could also adversely affect the budget of individual states and of the federal government. That could result in attempts to reduce payments in our federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs, and could result in an increase in taxes and assessments on our activities. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs which could adversely affect our results of operations, financial position, and cash flows.

•	The securities and credit markets recently have been experiencing extreme volatility and disruption:

This volatility and disruption has impacted our investment portfolio. We evaluate our investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For the purpose of determining gross realized gains and losses, the cost of investment securities is based upon specific identification. In analyzing individual securities for other-than-temporary impairments, we consider factors affecting the issuer, factors affecting the industry within which the issuer operates, and general debt and equity market trends. We also consider the length of time an investment’s fair value has been below its carrying value, the severity of the decline, the near-term prospects for recovery to cost, and our intent and ability to hold the investment until maturity or market recovery is realized. During the third quarter of 2008, we realized losses of $108.3 million primarily associated with other-than-temporary impairments and realized losses associated with sales of distressed financial institution securities during September 2008. Gross unrealized losses at September 30, 2008 were $286.7 million, including $20.7 million related to our securities lending portfolio.

Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement, taken together, provide adequate resources to fund ongoing operating and regulatory requirements. However, continuing adverse securities and credit market conditions could significantly affect the availability of credit. While there is no assurance in the current economic environment, we believe the lenders participating in our credit agreement will be willing and able to provide financing in accordance with the terms of the agreement.

Our access to additional credit will depend on a variety of factors such as market conditions, the general availability of credit, both to the overall market and our industry, our credit ratings and debt capacity, as well as the possibility that customers or lenders could develop a negative perception of our long or short-term financial prospects. Similarly, our access to funds could be limited if regulatory authorities or rating agencies were to take negative actions against us. If a combination of these factors were to occur, we may not be able to successfully obtain additional financing on favorable terms; and

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

The following table provides information about purchases by us during the nine months ended September 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2008	—	$—	—	$—
February 2008	—	—	—	—
March 2008	1,500,000	45.1821	1,500,000	82,271,800
April 2008	—	—	—	—
May 2008	—	—	—	—
June 2008	350,000	42.0393	350,000	67,568,545
July 2008	250,000	41.2776	250,000	250,000,000
August 2008	—	—	—	—
September 2008	—	—	—	—

Total	2,100,000	$44.1935	2,100,000	$250,000,000

(1)	On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. As of November 3, 2008, the remaining authorized amount totaled $250 million. The share repurchase program expires on December 31, 2009.

(2)	Excludes 202,068 shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: November 3, 2008	By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President and Chief Financial Officer

Date: November 3, 2008	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller (Principal Accounting Officer)