Form 10-K
period 2008-12-31
HUMANA INC
filed 2009-02-20
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $6,776,160,320 calculated using the average price on such date of $40.56.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2009 was 168,854,995.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held April 23, 2009.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events, trends and uncertainties. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed under the section entitled “Risk Factors” in this report. In making these statements, we are not undertaking to address or update them in future filings or communications regarding our business or results. Our business is highly complicated, regulated and competitive with many different factors affecting results.

PART I

ITEM 1.	BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2008 revenues of $28.9 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of December 31, 2008, we had approximately 11.6 million members enrolled in our medical benefit plans, as well as approximately 6.8 million members enrolled in our specialty products. During 2008, 72% of our premiums and administrative services fees were derived from contracts with the federal government, including 16% related to our contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, and 12% related to our military services contracts. Under our CMS contracts in Florida, we provide health insurance coverage to approximately 492,700 members as of December 31, 2008.

Humana Inc. was organized as a Delaware corporation in 1964. Our principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202, the telephone number at that address is (502) 580-1000, and our website address is www.humana.com. We have made available free of charge through the Investor Relations section of our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same provider networks, in some instances enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Our Products

As more fully described in the products discussion that follows, we provide health insurance benefits under health maintenance organization, or HMO, Private Fee-For-Service, or PFFS, and preferred provider organization, or PPO, plans. In addition, we provide other benefits with our specialty products including dental, vision, and other supplementary benefits. The following table presents our segment membership at December 31, 2008, and premiums and administrative services only, or ASO, fees by product for the year ended December 31, 2008:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
	(dollars in thousands)
Government:
Medicare Advantage:
HMO	557,300	—	$6,159,532	$—	$6,159,532	21.6%
PFFS	697,500	—	6,110,404	—	6,110,404	21.4%
PPO	181,100	—	1,508,063	—	1,508,063	5.3%

Total Medicare Advantage	1,435,900	—	13,777,999	—	13,777,999	48.3%

Medicare stand-alone PDP	3,066,600	—	3,380,400	—	3,380,400	11.9%

Total Medicare	4,502,500	—	17,158,399	—	17,158,399	60.2%

Medicaid insured	385,400	—	591,535		591,535	2.1%
Medicaid ASO	85,700	—	—	9,089	9,089	0.0%

Total Medicaid	471,100	—	591,535	9,089	600,624	2.1%

Military services insured	1,736,400	—	3,218,270	—	3,218,270	11.3%
Military services ASO	1,228,300	—	—	76,779	76,779	0.3%

Total military services	2,964,700	—	3,218,270	76,779	3,295,049	11.6%

Total Government	7,938,300	—	20,968,204	85,868	21,054,072	73.8%

Commercial:
Fully-insured:
PPO	1,196,200	—	3,582,692	—	3,582,692	12.6%
HMO	782,600	—	2,586,711	—	2,586,711	9.1%

Total fully-insured	1,978,800	—	6,169,403	—	6,169,403	21.6%
ASO	1,642,000	—	—	351,000	351,000	1.2%
Specialty	—	6,817,000	927,237	15,011	942,248	3.3%

Total Commercial	3,620,800	6,817,000	7,096,640	366,011	7,462,651	26.2%

Total	11,559,100	6,817,000	$28,064,844	$451,879	$28,516,723	100.0%

Our Products Marketed to Government Segment Members and Beneficiaries

Medicare

We have participated in the Medicare program for private health plans for over 20 years. Since recent significant changes were made to the Medicare program for health plans like those offered by us, we have expanded from a regional to a national presence, now offering at least one type of Medicare plan in all 50 states. The resulting growing membership base provides us with greater leverage to expand our network of PPO and HMO providers. We employ strategies including health assessments and programs such as Personal Nurse®, which is a case management and disease management program, and a fitness program for seniors to guide Medicare beneficiaries in making cost-effective decisions with respect to their health care, including cost savings that occur from making positive behavior changes that result in living healthier.

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

Medicare Advantage Products

We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits, including wellness programs, to Medicare eligible persons under HMO, PPO, and PFFS plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. We refer to beneficiaries enrolled in these plans collectively as Medicare Advantage, or MA-PD, members. With each of these products, the beneficiary receives benefits in excess of traditional Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data analysis techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, disease management programs, wellness and prevention programs, and in some instances a reduced monthly Part B premium. Since 2006, Medicare beneficiaries have had more health plan options, including a prescription drug benefit option and greater access to a PPO offering with the roll-out of Regional PPO plans. Prior to 2006, PPO plans were offered on a local basis only. Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.

Our Medicare HMO and PPO plans, which cover Medicare-eligible individuals residing in certain counties, may eliminate or reduce coinsurance or the level of deductibles on many other medical services while seeking care from participating in-network providers or in emergency situations. Except in emergency situations, HMO plans provide no out-of-network benefits. PPO plans carry an out-of network benefit that is subject to higher member cost-sharing. In most cases, these beneficiaries are required to pay a monthly premium to the HMO or PPO plan in addition to the monthly Part B premium they are required to pay the Medicare program.

Our Medicare PFFS plans have no preferred network. Individuals in these plans pay us a monthly premium to receive typical Medicare Advantage benefits along with the freedom to choose any health care provider that accepts individuals at reimbursement rates equivalent to traditional Medicare payment rates.

CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the adequacy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits and Improvement Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS transitioned to this risk-based reimbursement model while the old reimbursement model based on demographic data including gender, age, and disability status was phased out. The phase-in of risk adjusted payment was completed in 2007. Under the risk-adjustment methodology, all health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines.

Commensurate with the phase-in of the risk-adjustment methodology, payments to Medicare Advantage plans were increased by a “budget neutrality” factor. The budget neutrality factor was implemented to prevent overall health plan payments from being reduced during the transition from the previous reimbursement model, based upon average original Medicare fee-for-service spending, to the risk-adjustment payment model. The budget neutrality adjustment began phasing out in 2007 and will be fully eliminated by 2011.

At December 31, 2008, we provided health insurance coverage under CMS contracts to approximately 1,435,900 MA-PD members for which we received premium revenues of approximately $13.8 billion, or 48.3% of our total premiums and ASO fees for the year ended December 31, 2008. Under our Medicare Advantage contracts with CMS in Florida, we provided health insurance coverage to approximately 365,700 members. These contracts accounted for premium revenues of approximately $4.5 billion, which represented approximately 32.6% of our Medicare Advantage premium revenues, or 15.7% of our total premiums and ASO fees for the year ended December 31, 2008.

Our HMO, PFFS, and PPO products covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage business have been renewed for 2009.

Medicare Stand-Alone Prescription Drug Products

On January 1, 2006, we began offering stand-alone prescription drug plans, or PDPs, under Medicare Part D. Generally, Medicare-eligible individuals enroll in one of our three plan choices between November 15 and December 31 for coverage that begins January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and co-insurance. Our revenues from CMS and the beneficiary are determined from our bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described beginning on page 58. Our stand-alone PDP contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP business have been renewed for 2009.

Medicaid Product

Medicaid is a federal program that is state-operated to facilitate the delivery of health care services primarily to low-income residents. Each electing state develops, through a state-specific regulatory agency, a Medicaid managed care initiative that must be approved by CMS. CMS requires that Medicaid managed care plans meet federal standards and cost no more than the amount that would have been spent on a comparable fee-for-service basis. States currently either use a formal proposal process in which they review many bidders before selecting one or award individual contracts to qualified bidders who apply for entry to the program. In either case, the contractual relationship with a state generally is for a one-year period. Under these contracts, we receive a fixed monthly payment from a government agency for which we are required to provide health insurance coverage to enrolled members. Due to the increased emphasis on state health care reform and budgetary constraints, more states are utilizing a managed care product in their Medicaid programs.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2008, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. We also added approximately 85,700 Medicaid members with the October 2008 acquisition of PHP Companies, Inc., or Cariten, under a contract in Tennessee which expired on December 31, 2008 and was not renewed.

Military Services

Under our TRICARE South Region contract with the United States Department of Defense, we provide health insurance coverage to the dependents of active duty military personnel and to retired military personnel and their dependents. Currently, three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in a HMO-like plan with a point-of-service option or take advantage of reduced copayments by using a network of preferred providers, similar to a PPO.

We have participated in the TRICARE program since 1996 under contracts with the Department of Defense. Our current TRICARE South Region contract, which we were awarded in 2003, covers approximately 3.0 million eligible beneficiaries as of December 31, 2008 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas and Oklahoma. The South Region is one of the three regions in the United States as defined by the Department of Defense. Of these eligible beneficiaries, 1.2 million were TRICARE ASO members representing active duty beneficiaries, seniors over the age of 65 and beneficiaries in Puerto Rico for which the Department of Defense retains all of the risk of financing the cost of their health benefit. We have subcontracted with third parties to provide selected administration and specialty services under the contract. The 5-year South Region contract, which expires March 31, 2009, was subject to annual renewals on April 1 of each year at the government’s option. On January 16, 2009, we entered into an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract. The Amendment added one additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, and two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the sixth, seventh, and eighth option periods is at the government’s option. Under these extensions, government requirements, terms and conditions will remain the same as the current contract. On January 22, 2009, we were notified by the government of its intent to exercise its option to extend the TRICARE contract for the sixth option period.

On March 24, 2008, the Department of Defense issued its formal request for proposal for new contracts for TRICARE medical benefits nationwide. We submitted our bid in June 2008 and, after discussions with the Department of Defense, submitted our final proposal revisions in January 2009.

The TRICARE South Region contract contains provisions that require us to negotiate a target health care cost amount annually with the federal government. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on us. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments.

We participate in a demonstration project known as Project HERO (Healthcare Effectiveness through Resource Optimization), under a contract with the Department of Veterans Affairs, or VA, to support healthcare delivery to veterans. Under this contract, we arrange health care for veterans not otherwise available within the

VA health care delivery system through our network of providers. We are compensated by the VA for the cost of our providers’ services at a specified contractual amount per service plus an additional administrative fee for each transaction. The contract, under which we began providing services on January 1, 2008, is comprised of one base period and four one-year option periods subject to renewals at the federal government’s option. We are currently in the first option period, which expires on September 30, 2009. For the year ended December 31, 2008, revenues under this VA contract were approximately $22.7 million, or less than 1% of our total premium and ASO fees.

For the year ended December 31, 2008, military services premium revenues were approximately $3.2 billion, or 11.3% of our total premiums and ASO fees, and military services ASO fees totaled $76.8 million, or 0.3% of our total premiums and ASO fees.

International and Green Ribbon Health Operations

In August 2006, we established our subsidiary Humana Europe in the United Kingdom to provide commissioning support to Primary Care Trusts, or PCTs, in England. Under the contracts we are awarded, we work in partnership with local PCTs, health care providers, and patients to strengthen health-service delivery and to implement strategies at a local level to help the National Health Service enhance patient experience, improve clinical outcomes, and reduce costs. For the year ended December 31, 2008, revenues under these contracts were approximately $7.7 million, or less than 1% of our total premium and ASO fees.

We participated in a Medicare Health Support pilot program through Green Ribbon Health, or GRH, a joint-venture company with Pfizer Health Solutions Inc. GRH was designed to support CMS assigned Medicare beneficiaries living with diabetes and/or congestive heart failure in Central Florida. GRH used disease management initiatives, including evidence-based clinical guidelines, personal self-directed change strategies, and personal nurses to help participants navigate the health system. Revenues under the contract with CMS over the period which began November 1, 2005 and ended August 15, 2008 are subject to refund unless savings, satisfaction, and clinical improvement targets are met. Under the terms of the contract, after a claims run-out period, CMS is required to deliver a performance report during the third quarter of 2009. To date, all revenues have been deferred until reliable estimates are determinable, and revenues are not expected to be material when recognized.

Our Products Marketed to Commercial Segment Employers and Members

Smart Plans and Other Consumer Products

Over the last several years, we have developed and offered various commercial products designed to provide options and choices to employers that are annually facing substantial premium increases driven by double-digit medical cost inflation. These Smart plans, discussed more fully below, and other consumer offerings, which can be offered on either a fully-insured or ASO basis, provided coverage to approximately 670,000 members at December 31, 2008, representing approximately 18.5% of our total commercial medical membership as detailed below.

	Smart Plans and Other Consumer Membership	Other Commercial Membership	Commercial Medical Membership
Fully-insured	392,500	1,586,300	1,978,800
ASO	277,500	1,364,500	1,642,000

Total Commercial medical	670,000	2,950,800	3,620,800

These products are often offered to employer groups as “bundles”, where the subscribers are offered various HMO and PPO options, with various employer contribution strategies as determined by the employer.

Paramount to our product strategy, we have developed a group of innovative consumer products, styled as “Smart” products, that we believe will be a long-term solution for employers. We believe this new generation of products provides more (1) choices for the individual consumer, (2) transparency of provider costs, and (3) benefit designs that engage consumers in the costs and effectiveness of health care choices. Innovative tools and technology are available to assist consumers with these decisions, including the trade-offs between higher premiums and point-of-service costs at the time consumers choose their plans, and to suggest ways in which the consumers can maximize their individual benefits at the point they use their plans. We believe that when consumers can make informed choices about the cost and effectiveness of their health care, a sustainable long term solution for employers can be realized. Smart products, which accounted for approximately 45% of enrollment in all of our consumer plans as of December 31, 2008, are only sold to employers who use Humana as their sole health insurance carrier.

Some employers have selected other types of consumer products, such as, (1) a product with a high deductible, (2) a catastrophic coverage plan, or (3) products that offer a spending account option in conjunction with more traditional medical coverage or as a stand-alone plan. Unlike our Smart products, these products, while valuable in helping employers deal with near-term cost increases by shifting costs to employees, are not considered by us to be long-term comprehensive solutions to the employers’ cost dilemma, although we view them as an important interim step.

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

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, together with some copayments, health care services received from, or approved by, the member’s primary care physician. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and spouses. For the year ended December 31, 2008, commercial HMO premium revenues totaled approximately $2.6 billion, or 9.1% of our total premiums and ASO fees.

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

For the year ended December 31, 2008, employer and individual commercial PPO premium revenues totaled approximately $3.6 billion, or 12.6% of our total premiums and ASO fees.

ASO

In addition to fully-insured Smart plans and other consumer offerings, HMO and PPO products, we also offer ASO products to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured PPO, HMO or Smart plans and other consumer products described previously. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, most ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. For the year ended December 31, 2008, commercial ASO fees totaled $351.0 million, or 1.2% of our total premiums and ASO fees.

Specialty

We also offer various specialty products, including dental, vision, and other supplemental products as well as disease management services under Corphealth, Inc. (d/b/a LifeSynch) and mail-order pharmacy benefit administration services for our members under RightSourceRxSM. During 2007, we made investments which significantly expanded our specialty product offerings with the acquisitions of CompBenefits Corporation and KMG America Corporation. These acquisitions significantly increased our dental membership and added new product offerings, including vision and other supplemental health and life products primarily sold on a voluntary basis. The supplemental health plans cover, for example, some of the costs associated with cancer and critical illness. Other supplemental health products also include a closed block of approximately 37,000 long-term care policies acquired in connection with the KMG acquisition. No new policies have been written since 2005 under this closed block. At December 31, 2008, we had approximately 6.8 million specialty members, including 3.6 million dental members and 2.2 million vision members. For the year ended December 31, 2008, specialty product premiums and ASO fees were approximately $942.2 million, or 3.3% of our total premiums and ASO fees.

Membership

The following table summarizes our total medical membership at December 31, 2008, by market and product:

	Government					Commercial
	Medicare Advantage	Medicare stand-alone PDP	Medicaid		Military services	PPO	HMO	ASO	Total	Percent of Total
	(in thousands)
Florida	365.7	127.0	43.7		—	123.6	174.7	92.1	926.8	8.0%
Kentucky	53.1	70.2	—		—	143.9	34.7	507.2	809.1	7.0%
Texas	80.0	222.5	—		—	223.9	141.3	139.9	807.6	7.0%
Illinois	66.1	91.2	—		—	123.5	80.7	162.4	523.9	4.5%
Puerto Rico	12.9	0.3	341.7		—	39.5	16.9	28.8	440.1	3.8%
Wisconsin	53.1	79.8	—		—	68.3	47.6	185.3	434.1	3.8%
Ohio	56.5	84.5	—		—	30.0	99.3	151.5	421.8	3.6%
Tennessee	67.6	99.3	85.7	(a)	—	73.5	25.4	68.9	420.4	3.6%
Louisiana	64.9	58.3	—		—	45.8	29.6	129.6	328.2	2.8%
Missouri/Kansas	60.7	170.7	—		—	56.2	18.4	6.7	312.7	2.7%
Georgia	39.7	85.7	—		—	10.8	71.4	26.9	234.5	2.0%
Indiana	29.5	106.2	—		—	41.4	1.3	54.3	232.7	2.0%
Michigan	28.2	105.2	—		—	51.3	—	7.5	192.2	1.7%
North Carolina	68.0	116.6	—		—	7.0	—	—	191.6	1.7%
Arizona	29.7	52.2	—		—	37.7	25.9	8.8	154.3	1.3%
Virginia	51.5	92.5	—		—	2.4	—	—	146.4	1.3%
California	4.0	127.7	—		—	1.2	—	—	132.9	1.2%
Mississippi	11.6	84.0	—		—	18.9	—	3.1	117.6	1.0%
Minnesota	38.4	77.3	—		—	—	—	—	115.7	1.0%
Colorado	17.2	31.4	—		—	51.3	15.4	—	115.3	1.0%
Iowa	24.8	84.7	—		—	0.5	—	—	110.0	1.0%
Pennsylvania	20.6	86.2	—		—	2.5	—	—	109.3	1.0%
Military services	—	—	—		1,736.4	—	—	—	1,736.4	15.0%
Military services ASO	—	—	—		1,228.3	—	—	—	1,228.3	10.6%
Others	192.1	1,013.1	—		—	43.0	—	69.0	1,317.2	11.4%

Totals	1,435.9	3,066.6	471.1		2,964.7	1,196.2	782.6	1,642.0	11,559.1	100.0%

(a)	These Medicaid members were added with the October 2008 acquisition of Cariten under a contract which expired on December 31, 2008 and was not renewed.

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

We use a variety of techniques to provide access to effective and efficient use of health care services for our members. These techniques include the coordination of care for our members, product and benefit designs, hospital inpatient management systems and enrolling members into various disease management programs. The focal point for health care services in many of our HMO networks is the primary care physician who, under contract with us, provides services to our members, and may control utilization of appropriate services by directing or approving hospitalization and referrals to specialists and other providers. Some physicians may have arrangements under which they can earn bonuses when certain target goals relating to the provision of quality patient care are met. Our hospitalist programs use specially-trained physicians to effectively manage the entire range of an HMO member’s medical care during a hospital admission and to effectively coordinate the member’s discharge and post-discharge care. We have available a variety of disease management programs related to specific medical conditions such as congestive heart failure, coronary artery disease, prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes, cancer, and certain other conditions.

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

Our contracts with physicians typically are renewed automatically each year, unless either party gives written notice, generally ranging from 90 to 120 days, to the other party of its intent to terminate the arrangement. Most of the physicians in our PPO networks and some of our physicians in our HMO networks are reimbursed based upon a fixed fee schedule, which typically provides for reimbursement based upon a percentage of the standard Medicare allowable fee schedule.

Capitation

For approximately 2.3% of our medical membership at December 31, 2008, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a benefit ratio. The benefit ratio measures underwriting profitability and is computed by taking total benefit expenses as a percentage of premium revenues. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For approximately 4.7% of our medical membership at December 31, 2008, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include physician capitation payments for services rendered, we share hospital and other benefit expenses and process substantially all of the claims under these arrangements.

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

Medical membership under these various arrangements was as follows at December 31, 2008 and 2007:

	Government Segment						Commercial Segment
	Medicare Advantage	Medicare stand-alone PDP	Military services	Military Services ASO	Medicaid	Total Segment	Fully- Insured	ASO	Total Segment	Total Medical
Medical Membership:

December 31, 2008
Capitated HMO hospital system based	25,600	—	—	—	—	25,600	24,000	—	24,000	49,600
Capitated HMO physician group based	48,400	—	—	—	146,500	194,900	27,500	—	27,500	222,400
Risk-sharing	274,100	—	—	—	235,600	509,700	25,000	—	25,000	534,700
Other	1,087,800	3,066,600	1,736,400	1,228,300	89,000	7,208,100	1,902,300	1,642,000	3,544,300	10,752,400

Total	1,435,900	3,066,600	1,736,400	1,228,300	471,100	7,938,300	1,978,800	1,642,000	3,620,800	11,559,100

December 31, 2007
Capitated HMO hospital system based	27,000	—	—	—	—	27,000	24,500	—	24,500	51,500
Capitated HMO physician group based	23,000	—	—	—	150,500	173,500	25,800	—	25,800	199,300
Risk-sharing	275,200	—	—	—	230,800	506,000	26,000	—	26,000	532,000
Other	817,800	3,442,000	1,719,100	1,146,800	183,700	7,309,400	1,732,300	1,643,000	3,375,300	10,684,700

Total	1,143,000	3,442,000	1,719,100	1,146,800	565,000	8,015,900	1,808,600	1,643,000	3,451,600	11,467,500

Medical Membership Distribution:

December 31, 2008
Capitated HMO hospital system based	1.8%	—	—	—	—	0.3%	1.2%	—	0.7%	0.4%
Capitated HMO physician group based	3.4%	—	—	—	31.1%	2.5%	1.4%	—	0.8%	1.9%
Risk-sharing	19.1%	—	—	—	50.0%	6.4%	1.3%	—	0.7%	4.7%
All other membership	75.7%	100.0%	100.0%	100.0%	18.9%	90.8%	96.1%	100.0%	97.8%	93.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2007
Capitated HMO hospital system based	2.4%	—	—	—	—	0.3%	1.4%	—	0.7%	0.5%
Capitated HMO physician group based	2.0%	—	—	—	26.6%	2.2%	1.4%	—	0.8%	1.8%
Risk-sharing	24.1%	—	—	—	40.9%	6.3%	1.4%	—	0.8%	4.7%
All other membership	71.5%	100.0%	100.0%	100.0%	32.5%	91.2%	95.8%	100.0%	97.7%	93.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Capitation expense as a percentage of total benefit expense was as follows for the years ended December 31, 2008, 2007, and 2006:

	2008		2007		2006
	(dollars in thousands)
Benefit Expenses:
Capitated HMO expense	$510,606	2.2%	$366,075	1.8%	$382,584	2.2%
Other benefit expense	23,197,627	97.8%	19,904,456	98.2%	17,038,620	97.8%

Consolidated benefit expense	$23,708,233	100.0%	$20,270,531	100.0%	$17,421,204	100.0%

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

At December 31, 2008, we employed approximately 1,800 sales representatives, as well as approximately 800 telemarketing representatives who assisted in the marketing of Medicare and Medicaid products by making appointments for sales representatives with prospective members. We also market our Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations, and Neighborhood Markets across the country providing an opportunity to enroll Medicare eligible individuals in person. In addition, we market our Medicare products through licensed independent brokers and agents including strategic alliances with State Farm® and United Services Automobile Association, or USAA. Commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure approved by CMS.

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

At December 31, 2008, we used licensed independent brokers and agents and approximately 1,200 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

Underwriting

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

Competition

The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled “Risk Factors” in this report.

Government Regulation

Diverse legislative and regulatory initiatives at both the federal and state levels continue to affect aspects of the nation’s health care system.

Our management works proactively to ensure compliance with all governmental laws and regulations affecting our business. We are unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting our businesses may be enacted or proposed, when and which of the proposed laws will be adopted or what effect any such new laws and regulations will have on our results of operations, financial position, or cash flows.

For a complete description of all of the current activities in the federal and state legislative areas, see the section entitled “Risk Factors” in this report.

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

Employees

As of December 31, 2008, we had approximately 28,900 employees, including 34 employees covered by collective bargaining agreements. We believe we have good relations with our employees and have not experienced any work stoppages.

ITEM 1A.	RISK FACTORS

If the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of benefits payable or future policy benefits payable based upon our estimates of future benefit claims are inadequate, our profitability could be materially adversely affected.

We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments, and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	changes in the demographic characteristics of an account or market;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	possible changes in our pharmacy rebate program with drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. hurricanes and earthquakes);

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	government mandated benefits or other regulatory changes.

In addition, we also estimate costs associated with long-duration insurance policies including life insurance, annuities, health, and long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. The basis for the liability for future policy benefits is established at the time each contract is acquired and would only change if our experience deteriorates to the point the level of the liability is not adequate to provide for future policy benefits. Future policy benefits payable include $503.2 million at December 31, 2008 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. We expect to file premium rate increases in 2009. To the extent premium rate increases or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required.

Failure to adequately price our products or estimate sufficient benefits payable or future policy benefits payable may result in a material adverse effect on our results of operations, financial position, and cash flows.

If we do not design and price our products properly and competitively, our membership and profitability could be materially adversely affected.

We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program as well as in Smart plans and other consumer health plans, such as high deductible health plans with Health Savings Accounts (HSAs). We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs.

Premium increases, introduction of new product designs, and our relationship with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into Medicare or Commercial markets, or the termination of a large contract, including our TRICARE contract.

If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets to keep or increase our market share, if membership does not increase as we expect, if membership declines, or if we lose accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience, our results of operations, financial position, and cash flows could be materially adversely affected.

If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our business could be materially adversely affected.

Our future performance depends in large part upon our management team’s ability to execute our strategy to position the Company for the future. This strategy includes opportunities created by the Medicare Modernization Act of 2003, or MMA. The MMA offers opportunities in our Medicare programs including our HMO and PPO, as well as our stand-alone PDP products. We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. The expansion of our provider networks and our success in attracting increasing numbers of PFFS members to our network-based products positions us well for changes in the Medicare program that will effectively eliminate the PFFS plan option in 2011, although there can be no assurances that our PFFS members will choose to move to our network-based products. Over the last few years we have increased the size of our Medicare geographic reach since the enactment of the MMA through expanded Medicare product offerings. We are offering both the stand-alone Medicare Prescription Drug Coverage and Medicare Advantage Health Plan with Prescription Drug Coverage in addition to our other product offerings. We offer the Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia.

The growth of our Medicare business is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare business in relation to our other businesses may intensify the risks to us inherent in the Medicare business. These expansion efforts may result in less diversification of our revenue stream.

Additionally, our strategy includes the growth of our Commercial segment business, with emphasis on our ASO and individual products, introduction of new products and benefit designs, including our Smart plans and other consumer offerings such as HSAs, and our specialty products such as dental, vision and other supplemental products, as well as the adoption of new technologies and the integration of acquired businesses and contracts.

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

There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, integrating new systems, protecting our proprietary information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data may result in a material adverse effect on our results of operations, financial position, and cash flows.

We are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages.

We are a party to a variety of legal actions that affect our business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, securities laws claims, and tort claims.

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	claims relating to our administration of our Medicare Part D offerings;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ alleged malpractice;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to ASO business, including actions alleging claim administration errors;

•	claims related to the failure to disclose some business practices;

•	claims relating to customer audits and contract performance; and

•	claims relating to dispensing of drugs associated with our in-house mail-order pharmacy.

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

The health benefits industry continues to receive significant negative publicity reflecting the public perception of the industry. This publicity and perception have been accompanied by increased litigation, including some large jury awards, legislative activity, regulation, and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products or services, may increase the regulatory burdens under which we operate, and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our results of operations, financial position, and cash flows.

See “Legal Proceedings” in Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, Military, and Medicaid programs. Our Government segment accounted for approximately 74% of our total premiums and ASO fees for the year ended December 31, 2008. These programs involve various risks, as described further below.

•

At December 31, 2008, under our contracts with CMS we provided health insurance coverage to approximately 492,700 Medicare members in Florida. These contracts accounted for approximately 16% of our total premiums and ASO fees for the year ended December 31, 2008. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2008, our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2008, primarily consisted of the TRICARE South Region contract which covers approximately 3.0 million beneficiaries. The 5-year South Region contract, which expires March 31, 2009, was subject to annual renewals on April 1 of each year at the government’s option. On January 16, 2009, we entered into an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract. The Amendment added one additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, and two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the sixth, seventh, and eighth option periods is at the government’s option. Under these extensions, government requirements, terms and conditions will remain the same as the current contract. On January 22, 2009, we were notified by the government of its intent to exercise its option to extend the TRICARE contract for the sixth option period. As required under the contract, the target underwritten health care cost and underwriting fee amounts for each option period are negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on us. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our results of operations, financial position, and cash flows.

On March 24, 2008, the Department of Defense issued its formal request for proposal for new contracts for TRICARE medical benefits nationwide. We submitted our bid in June 2008 and, after discussions with the Department of Defense, submitted our final proposal revisions in January 2009. If we are not awarded a new TRICARE contract, it could have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2008, under our contracts with the Puerto Rico Insurance Administration and Puerto Rico Health Administration, we provided health insurance coverage to approximately 341,700 Medicaid members in Puerto Rico. These contracts accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2008.

In August 2008, we renewed our contracts with the Puerto Rico Insurance Administration for the East and Southeast regions. These contracts expire on June 30, 2009. The loss of these contracts or significant changes in the Puerto Rico Medicaid program as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, could have a material adverse effect on our results of operations, financial position, and cash flows.

We also provided services under a three-year ASO contract with the Puerto Rico Health Administration for the Metro North Region. The Puerto Rico Health Administration did not renew the third year of the ASO contract and the contract expired on September 30, 2008. The loss of this contract did not have a material effect on our results of operations, financial position, or cash flows.

•

There is a possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

•

CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. A risk-adjustment model pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all Medicare Advantage plans must collect, capture and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans.

CMS has announced that it will perform audits of selected Medicare Advantage plans each year to validate the provider coding practices under the risk-adjustment model used to reimburse Medicare Advantage plans. These audits will involve a comprehensive review of medical records, and may result in contract-level payment adjustments to premium payments made to a health plan pursuant to its Medicare contract with CMS or other payment reductions. The first data validation audits will focus on risk-adjustment data for 2006 used to determine 2007 payment amounts.

Several Humana contracts are included in audits being undertaken by CMS. If necessary, based on audit results, CMS may make contract-level payment adjustments that may occur during 2009, and adjustments may occur prior to Humana or other Medicare Advantage plans having the opportunity to appeal audit findings. We primarily rely on providers to appropriately document risk-adjustment data in their medical records and appropriately code their claim submissions, which we send to CMS as the basis for our risk-adjustment model premium. We are working with CMS and our industry group to develop an orderly audit process, for which CMS has not yet indicated the complete details. Therefore, we are unable to predict the complete audit methodology to be used by CMS, the outcome of these audits, or whether these audits would result in a payment adjustment. However, it is reasonably possible that a payment adjustment as a result of these audits could occur, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows.

•

Our CMS contracts which cover members’ prescription drugs under the Part D provisions of the MMA contain provisions for 1) risk sharing and 2) reimbursements of prescription drug costs for which we are not at risk.

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Beginning in 2008, the risk corridor thresholds increased which means we bear more risk. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net receivable of $55.4 million at December 31, 2008.

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

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including but not limited to, discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or reimbursement as a low-income or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS.

Other risks could include:

•	future changes to these government programs which may affect our ability or willingness to participate in these programs;

•	higher comparative medical costs;

•	government regulatory and reporting requirements; and

•	higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups.

Our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative change, could increase our costs of doing business and could materially adversely affect our profitability.

The health care industry in general and health insurance, particularly HMOs and PPOs, are subject to substantial federal and state government regulation.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the statutory financial statements as of December 31, 2008, we maintained aggregate statutory capital and surplus of $3.5 billion in our state regulated subsidiaries, $1.4 billion above the aggregate $2.1 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

The use of individually identifiable health data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers and seeking protections for confidentiality and security of patient data. The rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent.

These regulations set standards for the security of electronic health information. Violations of these rules could subject us to significant criminal and civil penalties, including significant monetary penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA can also expose us to additional liability for violations by our business associates. A business associate is a person or entity, other than a member of the work force, who on behalf of a covered entity performs or assists in the performance of a function or activity involving the use or disclosure of individually identifiable health information, or provides legal, accounting, consulting, data aggregation, management, administrative, accreditation, or financial services.

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

Two areas of legislation that can impact the company are experiencing continued activity. These are Medicare funding under MMA and proposals to expand health insurance coverage. MMA funding and associated program structure is an area of substantial legislative attention that may be influenced by federal budget considerations and Medicare spending trends. The federal and state efforts to expand access to health coverage may offer opportunities to serve individuals who are not currently in the health insurance market through public program expansions, coverage connectors or premium assistance programs. Current state fiscal conditions may affect the scope and scale of proposals. Some access proposals also include increased regulation of our commercial business, particularly small group and individual, through a combination of benefit mandates, underwriting restrictions, rating limitations and assessments.

State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

•	health insurance access and affordability;

•	regulation of broker licensing and commission rates, particularly in the Medicare marketing area;

•	e-connectivity and electronic health records;

•	universal health coverage;

•	disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency;

•	disclosure of provider quality information; and

•	formation of regional purchasing pools for small employers and individuals.

All of these proposals could apply to us and could result in new regulations that increase the cost of our operations.

There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that legislative or regulatory change will not have a material adverse effect on us. Delays in obtaining or failure to obtain or maintain required approvals could adversely affect entry into new markets, our revenues or the number of our members, increase our costs or adversely affect our ability to bring new products to market as forecasted.

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

There can be no assurance that we will be able to successfully contain our administrative expenses in line with our membership and this may result in a material adverse effect on our results of operations, financial position, and cash flows.

Any failure by us to manage acquisitions, and other significant transactions successfully could have a material adverse effect on our financial results, business and prospects.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. In 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, OSF Health Plans, Inc., Metcare Health Plans, Inc., and PHP Companies, Inc. (d/b/a Cariten Healthcare), and in late 2007, we acquired KMG America Corporation and CompBenefits Corporation. The failure to successfully integrate these entities and businesses could have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. We may also be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which could have a material adverse effect on our results of operations, financial position, and cash flows.

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

Our mail-order pharmacy business is highly competitive and subjects us to regulations in addition to those we face with our core health benefits businesses.

Our mail-order pharmacy business, opened in 2006, competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies as well as other mail-order and long-term care pharmacies. It also subjects us to extensive federal, state and local regulation. We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, and the application of state laws related to the operation of internet and mail-services pharmacies. The failure to adhere to these laws and regulations could expose our pharmacy subsidiary to civil and criminal penalties.

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

Downgrades in our debt ratings, should they occur, may adversely affect our business, results of operations, and financial condition.

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

Historically, rating agencies take action to lower ratings due to, among other things, perceived concerns about liquidity or solvency, the competitive environment in the insurance industry, the inherent uncertainty in determining reserves for future claims, the outcome of pending litigation and regulatory investigations, and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent regulatory and public scrutiny over the ratings assigned to various fixed-income products. As a result, rating agencies may (i) become more conservative in their methodology and criteria, (ii) increase the frequency or scope of their credit reviews, (iii) request additional information from the companies that they rate, or (iv) adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

We believe that some of our customers place importance on our credit ratings, and we may lose customers and compete less successfully if our ratings were to be downgraded. In addition, our credit ratings affect our ability to obtain investment capital on favorable terms. If our credit ratings were to be lowered, our cost of borrowing likely would increase, our sales and earnings could decrease and our results of operations, financial position, and cash flows could be materially adversely affected.

Changes in economic conditions could adversely affect our business and results of operations.

The current recession and overall state of the U.S. economy could adversely affect our employer group and individual business, including Medicare, renewal prospects and our ability to collect or increase premiums. The state of the U.S. economy could also adversely affect the budget of individual states and of the federal government. That could result in attempts to reduce payments in our federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs, and could result in an increase in taxes and assessments on our activities. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs which could have a material adverse effect on our results of operations, financial position, and cash flows.

In addition, general inflationary pressures may affect the costs of medical and dental care, increasing the costs of paying claims.

We are also subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including, but not limited to, foreign regulators, state insurance regulators, the U.S. Securities and Exchange Commission, the New York Stock Exchange, the U.S. Department of Justice and state attorneys general. In light of the difficult economic conditions, some of these authorities are considering or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or to otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, either of which in turn could have a material adverse effect our results of operations, financial position, and cash flows.

The securities and credit markets recently have been experiencing extreme volatility and disruption.

The volatility and disruption in the securities and credit markets has impacted our investment portfolio. We evaluate our investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For the purpose of determining gross realized gains and losses, the cost of investment securities is based upon specific identification. In analyzing individual securities for other-than-temporary impairments, we consider factors affecting the issuer, factors affecting the industry within which the issuer operates, and general debt and equity market trends. We also consider the length of time an investment’s fair value has been below its carrying value, the severity of the decline, the near-term prospects for recovery to cost, and our intent and ability to hold the investment until maturity or market recovery is realized. During 2008, we realized losses associated with other-than-temporary impairments of $103.1 million. Gross unrealized losses were $313.0 million and gross unrealized gains were $83.2 million at December 31, 2008.

Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement, taken together, provide adequate resources to fund ongoing operating and regulatory requirements. However, continuing adverse securities and credit market conditions could significantly affect the availability of credit. While there is no assurance in the current economic environment, we have no reason to believe the lenders participating in our credit agreement will not be willing and able to provide financing in accordance with the terms of the agreement.

Our access to additional credit will depend on a variety of factors such as market conditions, the general availability of credit, both to the overall market and our industry, our credit ratings and debt capacity, as well as the possibility that customers or lenders could develop a negative perception of our long or short-term financial prospects. Similarly, our access to funds could be limited if regulatory authorities or rating agencies were to take negative actions against us. If a combination of these factors were to occur, we may not be able to successfully obtain additional financing on favorable terms or at all.

Given the current economic climate, our stock and the stocks of other companies in the insurance industry may be increasingly subject to stock price and trading volume volatility.

Recently, the stock markets have experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have caused this volatility. Our stock price has fluctuated and may continue to materially fluctuate in response to a number of events and factors, including:

•	general economic conditions;

•	quarterly variations in operating results;

•	natural disasters, terrorist attacks and epidemics;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in our markets;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our credit ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves, and other financial strength requirements; and

•	limitations on our ability to repurchase our common stock.

These factors could materially reduce our stock price. In addition, broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition to this property, our other principal operating facilities are located in Louisville, Kentucky; Green Bay, Wisconsin; Tampa Bay, Florida; Cincinnati, Ohio; and San Juan, Puerto Rico, all of which are used for customer service, enrollment, and claims processing. Our Louisville and Green Bay facilities also house other corporate functions.

We own or lease these principal operating facilities in addition to other administrative market offices and medical centers. We no longer operate most of these medical centers but, rather lease or sublease them to their provider operators. The following table lists the location of properties we owned or leased, including our principal operating facilities, at December 31, 2008:

	Medical Centers		Administrative Offices		Total
	Owned	Leased	Owned	Leased
Florida	11	56	—	68	135
Texas	—	—	2	36	38
Tennessee	—	—	—	28	28
Kentucky	—	—	9	12	21
Georgia	—	—	—	16	16
Ohio	—	—	—	15	15
Puerto Rico	—	—	—	14	14
South Carolina	—	—	7	6	13
Illinois	1	—	—	10	11
Louisiana	—	—	—	10	10
Wisconsin	—	—	1	9	10
Others	—	—	—	108	108

Total	12	56	19	332	419

ITEM 3.	LEGAL PROCEEDINGS

We are party to a variety of legal actions in the ordinary course of business, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, intellectual property matters, and challenges to subrogation practices. See “Legal Proceedings” in Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)	Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2008 and 2007:

	High	Low
Year Ended December 31, 2008
First quarter	$86.98	$40.88
Second quarter	$51.11	$39.77
Third quarter	$50.03	$37.27
Fourth quarter	$41.26	$24.56

Year Ended December 31, 2007
First quarter	$63.45	$52.25
Second quarter	$65.81	$59.05
Third quarter	$71.13	$58.39
Fourth quarter	$78.46	$70.20

b)	Holders of our Capital Stock

As of January 31, 2009, there were approximately 5,100 holders of record of our common stock and approximately 93,800 beneficial holders of our common stock.

c)	Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we currently plan to retain our earnings for future operations and growth of our businesses.

d)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

e)	Stock Performance

The following graph compares the performance of the our common stock to the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Morgan Stanley Health Care Payer Index (“Peer Group”) for the five years ended December 31, 2008. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2003.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
HUM	$100	$130	$238	$242	$330	$163
S&P 500	$100	$109	$112	$128	$132	$81
Peer Group	$100	$146	$201	$214	$249	$112

f)	Issuer Purchases of Equity Securities

On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. During the year ended December 31, 2008, we repurchased 2.1 million shares in open market transactions for $92.8 million at an average price of $44.19. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. Due to continued volatility and turmoil in the financial markets, we have not yet repurchased any shares under the July 2008 authorization. The presently-authorized share repurchase program expires on December 31, 2009.

In connection with employee stock plans, we acquired 0.2 million common shares for $13.3 million and 0.4 million common shares for $27.4 million during the year ended December 31, 2008 and 2007, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

	2008 (a)	2007 (b)	2006 (c)	2005 (d)	2004 (e)
	(in thousands, except per common share results, membership and ratios)
Summary of Operations:
Revenues:
Premiums	$28,064,844	$24,434,347	$20,729,182	$14,001,591	$12,689,432
Administrative services fees	451,879	391,515	341,211	259,437	272,796
Investment income	220,215	314,239	291,880	142,976	132,838
Other revenue	209,434	149,888	54,264	14,123	9,259

Total revenues	28,946,372	25,289,989	21,416,537	14,418,127	13,104,325

Operating expenses:
Benefits	23,708,233	20,270,531	17,421,204	11,651,470	10,669,647
Selling, general and administrative	3,944,652	3,476,468	3,021,509	2,195,604	1,894,336
Depreciation and amortization	220,350	184,812	148,598	128,858	117,792

Total operating expenses	27,873,235	23,931,811	20,591,311	13,975,932	12,681,775

Income from operations	1,073,137	1,358,178	825,226	442,195	422,550
Interest expense	80,289	68,878	63,141	39,315	23,172

Income before income taxes	992,848	1,289,300	762,085	402,880	399,378
Provision for income taxes	345,694	455,616	274,662	106,150	129,431

Net income	$647,154	$833,684	$487,423	$296,730	$269,947

Basic earnings per common share	$3.87	$5.00	$2.97	$1.83	$1.68

Diluted earnings per common share	$3.83	$4.91	$2.90	$1.79	$1.66

Financial Position:
Cash and investments	$7,185,865	$6,690,820	$5,347,454	$3,477,955	$3,074,189
Total assets	13,041,760	12,879,074	10,098,486	6,846,851	5,645,523
Benefits payable	3,205,579	2,696,833	2,410,407	1,849,142	1,389,845
Debt	1,937,032	1,687,823	1,269,100	815,044	636,696
Stockholders’ equity	4,457,190	4,028,937	3,053,886	2,508,874	2,124,248
Key Financial Indicators:
Benefit ratio	84.5%	83.0%	84.0%	83.2%	84.1%
SG&A expense ratio	13.7%	13.9%	14.3%	15.4%	14.6%
Medical Membership by Segment:
Government:
Medicare Advantage	1,435,900	1,143,000	1,002,600	557,800	377,200
Medicare stand-alone PDP	3,066,600	3,442,000	3,536,600	—	—

Total Medicare	4,502,500	4,585,000	4,539,200	557,800	377,200

Military services insured	1,736,400	1,719,100	1,716,400	1,750,900	1,789,400
Military services ASO	1,228,300	1,146,800	1,163,600	1,138,200	1,082,400

Total military services	2,964,700	2,865,900	2,880,000	2,889,100	2,871,800

Medicaid insured	385,400	384,400	390,700	457,900	478,600
Medicaid ASO	85,700	180,600	178,400	—	—

Total Medicaid	471,100	565,000	569,100	457,900	478,600

Total Government	7,938,300	8,015,900	7,988,300	3,904,800	3,727,600

Commercial:
Fully-insured	1,978,800	1,808,600	1,754,200	1,999,800	2,286,500
ASO	1,642,000	1,643,000	1,529,600	1,171,000	1,018,600

Total Commercial	3,620,800	3,451,600	3,283,800	3,170,800	3,305,100

Total medical membership	11,559,100	11,467,500	11,272,100	7,075,600	7,032,700

Specialty Membership:
Dental	3,633,400	3,639,800	1,452,000	1,456,500	1,246,700
Vision	2,233,000	2,272,800	—	—	—
Other supplemental benefits	950,600	871,200	450,800	445,600	461,500

Total specialty membership	6,817,000	6,783,800	1,902,800	1,902,100	1,708,200

(a)	Includes the acquired operations of United Health Group’s Las Vegas, Nevada individual SecureHorizons from April 30, 2008, the acquired operations of OSF Health Plans, Inc. from May 22, 2008, the acquired operations of Metcare Health Plans, Inc. from August 29, 2008, and the acquired operations of PHP Companies, Inc. (d/b/a Cariten Healthcare) from October 31, 2008.
(b)	Includes the acquired operations of DefenseWeb Technologies, Inc. from March 1, 2007, the acquired operations of CompBenefits Corporation from October 1, 2007, and the acquired operations of KMG America Corporation from November 30, 2007. Also includes the benefit of $68.9 million ($43.0 million after tax, or $0.25 per diluted share) related to our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years.
(c)	Includes the acquired operations of CHA Service Company from May 1, 2006.
(d)	Includes the acquired operations of CarePlus Health Plans of Florida from February 16, 2005, and the acquired operations of Corphealth, Inc. from December 20, 2005. Also includes expenses of $71.9 million ($44.8 million after tax, or $0.27 per diluted common share) for a class action litigation settlement, as well as expenses of $27.0 million ($16.9 million after tax, or $0.10 per diluted common share) related to Hurricane Katrina. These expenses were partially offset by the realization of a tax gain contingency of $22.8 million, or $0.14 per diluted share.
(e)	Includes the acquired operations of Ochsner Health Plan from April 1, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2008 revenues of $28.9 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of December 31, 2008, we had approximately 11.6 million members enrolled in our medical benefit plans, as well as approximately 6.8 million members enrolled in our specialty products.

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

The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same provider networks, in some instances enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

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

Our industry relies on two key statistics to measure performance. The benefit ratio, which is computed by taking total benefit expenses as a percentage of premium revenues, represents a statistic used to measure underwriting profitability. The selling, general, and administrative expense ratio, or SG&A expense ratio, which is computed by taking total selling, general and administrative expenses as a percentage of premium revenues, administrative services fees and other revenues, represents a statistic used to measure administrative spending efficiency.

Government Segment

Our strategy and commitment to the Medicare programs has led to significant growth over the last three years. Medicare Advantage membership increased to 1,435,900 members at December 31, 2008, up 292,900 members, or 25.6% from 1,143,000 members at December 31, 2007, primarily due to sales of preferred provider organization, or PPO, and Private Fee-For-Service, PFFS, products. The acquisitions of PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, OSF Health Plans, Inc., or OSF, SecureHorizons, and Metcare Health Plans, Inc., or Metcare, also added 94,900 Medicare HMO and PPO members. Likewise, Medicare Advantage premium revenues have increased 23.3% to $13.8 billion for 2008 from $11.2 billion for 2007. In addition, recently the mix of sales has shifted increasingly to our network-based PPO offerings. We expect Medicare Advantage membership to increase by 25,000 to 75,000 members in 2009. Nearly 60% of our January 2009 Medicare Advantage members are enrolled in network-based products. Our PPO membership increased 57% from December 2008 to January 2009, including the voluntary move of 65,000 of our PFFS members.

We offer three Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program: our Standard, Enhanced, and Complete products. These plans provide varying degrees of coverage. In order to offer these plans in a given year, in June of the preceding year we must submit bids to CMS for approval. During 2008, we experienced prescription drug claim expenses for our Medicare stand-alone PDPs that were higher than we had originally assumed in the bid that we submitted to CMS in June 2007. These higher claim levels for our Medicare stand-alone PDPs reflected a combination of several variances between our actuarial bid assumptions versus our experience. These variances resulted from, among other things, differences between the actuarial utilization assumptions (which are our attempts to predict members’ future utilization of drugs) in the bids for our Enhanced plans versus our actual claims experience in 2008, as well as an increase in the percentage of higher cost members in both our Standard and Enhanced plans. The lower stand-alone PDP operating results primarily caused the decrease in consolidated earnings during 2008 compared to 2007. We believe we have addressed these issues for 2009, based on enhancements made to our bid development and review processes. In January 2009, stand-alone PDP membership declined by 924,000 members to approximately 2,143,000, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit structures to correspond with our pharmacy claims experience.

The enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, in July 2008 could affect our Medicare operations. Principally, beginning in 2011 sponsors of Medicare Advantage PFFS plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. Nearly 60% of our Medicare Advantage members are already enrolled in one of our network-based plans as of January 31, 2009. We are implementing various operational and strategic initiatives that are intended to answer the challenges presented by the Act. In addition, approximately 80% of our PFFS enrollees at January 1, 2009 reside in geographies where we have developed a PPO network and offer a PPO plan. We will continue to develop our PPO network and build network-based plan offerings to address the network restriction. Nonetheless, there can be no assurance that we will be able to successfully implement those initiatives. Failure to implement this strategy may result in a material adverse effect on our results of operations, financial position, and cash flows.

Our quarterly Government segment earnings and operating cash flows are particularly impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total pharmacy costs in the early stages and less in the latter stages. As a result the Government segment’s benefit ratio generally improves as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products, Standard, Enhanced, and Complete, affect the quarterly benefit ratio pattern.

Commercial Segment

We continue to increase the diversification of our Commercial segment membership. Commercial segment medical membership increased 169,200 members, or 4.9% from December 31, 2007 to 3,620,800 members at December 31, 2008, primarily as a result of the acquisitions of Cariten and OSF discussed more fully below, which together added approximately 83,100 fully-insured members and 51,300 ASO members. The remaining increase primarily was due to enrollment gains in strategic areas of commercial growth. Individual membership increased 32%, Smart plans and other consumer offerings membership grew 19%, and small group membership was up 1% at December 31, 2008 compared to December 31, 2007.

In addition, our Commercial segment revenues grew in 2008 through expanded and new specialty product offerings with the acquisitions of CompBenefits and KMG in the fourth quarter of 2007. These acquisitions significantly increased our dental membership and added new product offerings, including vision and other voluntary employee benefits including supplemental health products such as cancer, critical illness, and accident policies. Along with our 2005 acquisition of Corphealth, Inc. (d/b/a LifeSynch), a behavioral health care management company, these specialty acquisitions are anticipated to enhance our Commercial segment margins and our ability to appeal to more customers seeking benefit providers who offer full-service solutions.

Recent Turmoil in the Financial Markets

Recently, the securities and credit markets have been experiencing severe volatility and disturbance, increasing risk with respect to our financial assets. At December 31, 2008, cash, cash equivalents and our investment securities totaled $7.2 billion, or 55.1% of total assets, with 27.4% of the $7.2 billion invested in cash and cash equivalents. Investment securities consist primarily of debt securities of investment-grade quality with an average credit rating by S&P of AA+ at December 31, 2008 and an average duration of approximately 4.2 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.4 years. We had $7.6 million of mortgage-backed securities associated with Alt-A or subprime loans at December 31, 2008 and no collateralized debt obligations.

Gross unrealized losses of $313.0 million at December 31, 2008 primarily were caused by an increase in interest rates from a widening of credit spreads. All issuers of securities trading at an unrealized loss remain current on all contractual payments, and we believe it is probable that we will be able to collect amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including severity, length of time of the decline, and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

During 2008, we recognized other-than-temporary impairments of $103.1 million of which $68.7 million resulted from investments in Lehman Brothers Holdings Inc. (Lehman) or its subsidiaries. Lehman and certain of its subsidiaries filed for bankruptcy protection in 2008. The other impairments primarily relate to declines in values of securities, primarily associated with the financial services industry. Of the $103.1 million, $48.5 million was allocated to the Government segment and $54.6 million was allocated to the Commercial segment.

We continuously review our investment portfolios. Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

In addition, during 2008 we terminated all interest-rate swap agreements outstanding associated with our senior notes based on recent changes in the credit market environment. In exchange for terminating these interest-rate swap agreements, we received cash of $93.0 million representing the fair value of the swap assets. This transaction also fixes the interest rate on our senior notes to a weighted-average rate of 6.08%. We may re-enter into swap agreements in the future depending on market conditions and other factors.

The availability of liquidity and credit capacity in general has been impacted by the current conditions in the financial markets. We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, as well as refinance debt as it matures. Our long-term debt, consisting primarily of senior notes, of $1,937.0 million represented 30.3% of total capitalization at December 31, 2008. The earliest maturity of our senior notes is in June 2016. We have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of December 31, 2008, there was $250 million in borrowings outstanding under this credit agreement, primarily related to funding the acquisition of Cariten described below.

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

Based on the statutory financial statements as of December 31, 2008, we maintained aggregate statutory capital and surplus of $3.5 billion in our state regulated subsidiaries, $1.4 billion above the aggregate $2.1 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Other Highlights

•

Earnings decreased 22% to $3.83 per diluted common share in 2008 from $4.91 per diluted common share in 2007 primarily due to lower stand-alone PDP operating results, discussed previously, and other-than-temporary impairments related to our investment portfolio.

•

Cash flows from operations decreased $242.0 million to $982.3 million for the year ended December 31, 2008 compared to $1,224.3 million for the year ended December 31, 2007. The decrease primarily resulted from decreased earnings associated with higher stand-alone PDP claims.

•

On March 24, 2008, the Department of Defense issued its formal request for proposal for new contracts for TRICARE medical benefits nationwide. We submitted our bid in June 2008 and, after discussions with the Department of Defense, submitted our final proposal revisions in January 2009.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes.

Recent Acquisitions

On October 31, 2008 we acquired PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, for cash consideration of approximately $256.1 million. The Cariten acquisition increased our presence in eastern Tennessee, adding approximately 49,700 commercial fully-insured members, 21,600 commercial ASO members, and 46,900 Medicare HMO members. This acquisition also added approximately 85,700 Medicaid ASO members under a contract which expired on December 31, 2008 and was not renewed.

On August 29, 2008, we acquired Metcare Health Plans, Inc., or Metcare, for cash consideration of approximately $14.9 million. The acquisition expanded our Medicare HMO membership in central Florida, adding approximately 7,300 members.

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $84.0 million. This acquisition expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products, including our specialty offerings. The acquisition added approximately 33,400 commercial fully-insured members, 29,700 commercial ASO members, and 14,000 Medicare HMO and PPO members.

On April 30, 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, or SecureHorizons, for cash consideration of approximately $185.3 million, plus subsidiary capital and surplus requirements of $40 million. The acquisition expanded our presence into the rapidly growing Las Vegas market, adding approximately 26,700 Medicare HMO members.

On November 30, 2007, we acquired KMG America Corporation, or KMG, for cash consideration of $155.2 million plus the assumption of $36.1 million of long-term debt. KMG provides long-duration insurance benefits including supplemental health and life products. This acquisition added approximately 95,900 members, primarily commercial ASO. On October 1, 2007, we acquired CompBenefits Corporation, or CompBenefits, for cash consideration of $369.6 million. CompBenefits provides dental and vision insurance benefits and added approximately 4.4 million specialty members. These acquisitions expanded our commercial product offerings allowing for significant cross-selling opportunities with our medical insurance products.

On March 1, 2007, we acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of $27.5 million.

On May 1, 2006, we acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of $67.5 million.

Certain of these transactions are more fully described in Note 3 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Comparison of Results of Operations for 2008 and 2007

Certain financial data for our two segments was as follows for the years ended December 31, 2008 and 2007:

	2008	2007	Change
			Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$13,777,999	$11,173,417	$2,604,582	23.3%
Medicare stand-alone PDP	3,380,400	3,668,425	(288,025)	(7.9)%

Total Medicare	17,158,399	14,841,842	2,316,557	15.6%
Military services	3,218,270	2,839,790	378,480	13.3%
Medicaid	591,535	555,594	35,941	6.5%

Total Government	20,968,204	18,237,226	2,730,978	15.0%

Fully-insured	6,169,403	5,663,000	506,403	8.9%
Specialty	927,237	534,121	393,116	73.6%

Total Commercial	7,096,640	6,197,121	899,519	14.5%

Total	$28,064,844	$24,434,347	$3,630,497	14.9%

Administrative services fees:
Government	$85,868	$73,659	$12,209	16.6%
Commercial	366,011	317,856	48,155	15.1%

Total	$451,879	$391,515	$60,364	15.4%

Income before income taxes:
Government	$785,240	$1,027,531	$(242,291)	(23.6)%
Commercial	207,608	261,769	(54,161)	(20.7)%

Total	$992,848	$1,289,300	$(296,452)	(23.0)%

Benefit ratios(a):
Government	85.9%	83.8%		2.1%
Commercial	80.3%	80.5%		(0.2)%

Total	84.5%	83.0%		1.5%

SG&A expense ratios(b):
Government	10.6%	11.2%		(0.6)%
Commercial	22.4%	21.5%		0.9%

Total	13.7%	13.9%		(0.2)%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2008 and 2007:

	2008	2007	Change
			Members	Percentage
Government segment medical members:
Medicare Advantage	1,435,900	1,143,000	292,900	25.6%
Medicare stand-alone PDP	3,066,600	3,442,000	(375,400)	(10.9)%

Total Medicare	4,502,500	4,585,000	(82,500)	(1.8)%

Military services	1,736,400	1,719,100	17,300	1.0%
Military services ASO	1,228,300	1,146,800	81,500	7.1%

Total military services	2,964,700	2,865,900	98,800	3.4%

Medicaid	385,400	384,400	1,000	0.3%
Medicaid ASO	85,700	180,600	(94,900)	(52.5)%

Total Medicaid	471,100	565,000	(93,900)	(16.6)%

Total Government	7,938,300	8,015,900	(77,600)	(1.0)%

Commercial segment medical members:
Fully-insured	1,978,800	1,808,600	170,200	9.4%
ASO	1,642,000	1,643,000	(1,000)	(0.1)%

Total Commercial	3,620,800	3,451,600	169,200	4.9%

Total medical membership	11,559,100	11,467,500	91,600	0.8%

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $647.2 million, or $3.83 per diluted common share, in 2008 compared to $833.7 million, or $4.91 per diluted common share, in 2007. The year-over-year decline primarily reflects lower operating earnings in our Government segment as a result of higher expenses associated with our Medicare stand-alone PDP products and lower net investment income primarily due to other-than-temporary impairments in our investment portfolios of $65.3 million, or $0.39 per diluted common share.

Premium Revenues and Medical Membership

Premium revenues increased $3.7 billion, or 14.9%, to $28.1 billion for 2008, compared to $24.4 billion for 2007 primarily due to higher premium revenues in both the Government and Commercial segments. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $2.8 billion, or 15.0%, to $21.0 billion for 2008 compared to $18.2 billion for 2007 primarily attributable to higher average Medicare Advantage membership and an increase in per member premiums partially offset by a decrease in our Medicare stand-alone PDP membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 18.7% in 2008 compared to 2007. Sales of our PPO and PFFS products drove the majority of the 292,900 increase in Medicare Advantage members since December 31, 2007. The Cariten, OSF, SecureHorizons, and Metcare acquisitions also added 94,900 Medicare HMO and PPO members. Medicare Advantage per member premiums increased 3.9% during 2008 compared to 2007. Medicare stand-alone PDP premium revenues decreased 7.9% during the 2008 period compared to the 2007 period, primarily due to a 375,400, or 10.9%, decrease in PDP membership since December 31, 2007.

Commercial segment premium revenues increased $0.9 billion, or 14.5%, to $7.1 billion for 2008 primarily due to our specialty product offerings, including dental, vision, and other supplemental health and life products, as a result of the CompBenefits and KMG acquisitions in the fourth quarter of 2007, as well as strategic line-of-business organic growth. Our fully-insured membership increased 9.4%, or 170,200 members, to 1,978,800 at December 31, 2008 compared to 1,808,600 at December 31, 2007. Excluding 83,100 fully-insured members added with the acquisitions of Cariten and OSF, the increase primarily was due to membership gains in Smart plans and other consumer offerings, individual, and small group product lines. We are targeting these product lines for strategic growth in this segment.

Administrative Services Fees

Our administrative services fees were $451.9 million for 2008, an increase of $60.4 million, or 15.4%, from $391.5 million for 2007, primarily due to higher rates, a shift in the mix of Commercial segment membership towards higher rate groups, and the impact from acquisitions.

Investment Income

Investment income totaled $220.2 million for 2008, a decrease of $94.0 million from $314.2 million for 2007, primarily reflecting other-than-temporary impairments in our investment and securities lending portfolios of $103.1 million recorded during 2008. Of the $103.1 million, $48.5 million was allocated to the Government segment and $54.6 million was allocated to the Commercial segment. Excluding these realized losses, investment income increased primarily due to higher average invested balances and net realized capital gains, partially offset by lower interest rates. Higher average invested balances primarily resulted from the reinvestment of operating cash flow and the acquired investment portfolio related to the KMG acquisition.

Other Revenue

Other revenue totaled $209.4 million for 2008, an increase of $59.5 million from $149.9 million for 2007. The increase primarily was attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expenses

Consolidated benefit expense was $23.7 billion for 2008, an increase of $3.4 billion, or 17.0%, from $20.3 billion for 2007. The increase primarily was driven by an increase in Government segment benefit expense.

The consolidated benefit ratio for 2008 was 84.5%, a 150 basis point increase from 83.0% for 2007. The increase primarily was attributable to a higher Government segment benefit ratio.

The Government segment’s benefit expenses increased $2.7 billion, or 17.9%, during 2008 compared to 2007 primarily due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for 2008 was 85.9%, a 210 basis point increase from 2007 of 83.8% primarily due to a higher Medicare stand-alone PDP benefit ratio from higher prescription drug utilization and an increase in the percentage of higher cost members in both our Standard and Enhanced plans.

The Commercial segment’s benefit expense increased $709.4 million, or 14.2%, from 2008 to 2007. This increase primarily resulted from the CompBenefits and KMG acquisitions in the fourth quarter of 2007, an increase in fully-insured membership and an increase in average per member claim costs primarily from the effects of health care inflation. The benefit ratio for the Commercial segment of 80.3% for 2008 decreased 20 basis points from the 2007 benefit ratio of 80.5% primarily reflecting an increase in average members in our specialty products from the acquisition of CompBenefits in the fourth quarter of 2007 and organic growth in our individual line of business. Individual and specialty, primarily dental and vision, accounts generally carry a lower benefit ratio and a higher SG&A expense ratio compared to larger accounts due to higher distribution costs. See related SG&A expense ratio discussion in the following section.

SG&A Expense

Consolidated SG&A expenses increased $468.2 million, or 13.5%, during 2008 compared to 2007. The increases primarily resulted from an increase in the number of employees due to the Medicare growth, and the CompBenefits and KMG acquisitions. The number of employees increased by 3,900 to 28,900 at December 31, 2008 from 25,000 at December 31, 2007, or 15.6%.

The consolidated SG&A expense ratio for 2008 was 13.7%, decreasing 20 basis points from 13.9% for 2007 primarily due to improving administrative cost efficiency associated with servicing higher average Medicare Advantage and Commercial medical membership, partially offset by growth in certain of our businesses which carry a higher administrative expense load such as mail-order pharmacy, specialty products, and individual medical products. The consolidated SG&A expense ratio is expected to be in the range of 13% to 14% for 2009.

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $180.9 million, or 8.9%, during 2008 compared to 2007. The Government segment SG&A expense ratio decreased 60 basis points from 11.2% for 2007 to 10.6% for 2008. The decrease primarily resulted from efficiency gains associated with servicing higher average Medicare Advantage membership.

The Commercial segment SG&A expenses increased $287.3 million, or 20.0%, during 2008 compared to 2007. The Commercial segment SG&A expense ratio increased 90 basis points from 21.5% for 2007 to 22.4% for 2008. The increases primarily were due to an increase in specialty business, including the acquisition of CompBenefits and KMG in the fourth quarter of 2007, together with higher average individual product membership and increased mail-order pharmacy business. Average individual product membership increased 40.5% during 2008 compared to 2007. Specialty and individual accounts bear a higher SG&A expense ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for 2008 totaled $220.4 million compared to $184.8 million for 2007, an increase of $35.6 million, or 19.3%, reflecting higher intangible amortization expense due to acquisitions and increased capital expenditures.

Interest Expense

Interest expense was $80.3 million for 2008, compared to $68.9 million for 2007, an increase of $11.4 million, primarily due to higher average outstanding debt, partially offset by lower rates.

Income Taxes

Our effective tax rate for 2008 of 34.8% compared to the effective tax rate of 35.3% for 2007. The decrease primarily was due to a lower combined state income tax rate and a greater proportion of tax-exempt investment income to total pretax income in 2008. See Note 10 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate. We expect the 2009 effective tax rate to be in the range of 34% to 35%.

Comparison of Results of Operations for 2007 and 2006

Certain financial data for our two segments was as follows for the years ended December 31, 2007 and 2006:

	2007	2006	Change
			Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$11,173,417	$8,499,064	$2,674,353	31.5%
Medicare stand-alone PDP	3,668,425	3,050,304	618,121	20.3%

Total Medicare	14,841,842	11,549,368	3,292,474	28.5%
Military services	2,839,790	2,543,930	295,860	11.6%
Medicaid	555,594	520,520	35,074	6.7%

Total Government	18,237,226	14,613,818	3,623,408	24.8%

Fully-insured	5,663,000	5,704,378	(41,378)	(0.7)%
Specialty	534,121	410,986	123,135	30.0%

Total Commercial	6,197,121	6,115,364	81,757	1.3%

Total	$24,434,347	$20,729,182	$3,705,165	17.9%

Administrative services fees:
Government	$73,659	$49,442	$24,217	49.0%
Commercial	317,856	291,769	26,087	8.9%

Total	$391,515	$341,211	$50,304	14.7%

Income before income taxes:
Government	$1,027,531	$513,845	$513,686	100.0%
Commercial	261,769	248,240	13,529	5.4%

Total	$1,289,300	$762,085	$527,215	69.2%

Benefit ratios(a):
Government	83.8%	85.0%		(1.2)%
Commercial	80.5%	81.7%		(1.2)%

Total	83.0%	84.0%		(1.0)%

SG&A expense ratios(b):
Government	11.2%	11.8%		(0.6)%
Commercial	21.5%	20.0%		1.5%

Total	13.9%	14.3%		(0.4)%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Medical membership was as follows at December 31, 2007 and 2006:

	2007	2006	Change
			Members	Percentage
Government segment medical members:
Medicare Advantage	1,143,000	1,002,600	140,400	14.0%
Medicare stand-alone PDP	3,442,000	3,536,600	(94,600)	(2.7)%

Total Medicare	4,585,000	4,539,200	45,800	1.0%

Military services	1,719,100	1,716,400	2,700	0.2%
Military services ASO	1,146,800	1,163,600	(16,800)	(1.4)%

Total military services	2,865,900	2,880,000	(14,100)	(0.5)%

Medicaid	384,400	390,700	(6,300)	(1.6)%
Medicaid ASO	180,600	178,400	2,200	1.2%

Total Medicaid	565,000	569,100	(4,100)	(0.7)%

Total Government	8,015,900	7,988,300	27,600	0.3%

Commercial segment medical members:
Fully-insured	1,808,600	1,754,200	54,400	3.1%
ASO	1,643,000	1,529,600	113,400	7.4%

Total Commercial	3,451,600	3,283,800	167,800	5.1%

Total medical membership	11,467,500	11,272,100	195,400	1.7%

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

Other Revenue

Other revenue totaled $149.9 million for 2007, an increase of $95.6 million from $54.3 million for 2006. The increase primarily was attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expense

Consolidated benefit expense was $20.3 billion for 2007, an increase of $2.9 billion, or 16.7%, from $17.4 billion for 2006. The increase primarily was driven by the increase in the average number of Medicare members and an increase in average per member claims costs primarily from the effects of health care inflation.

The consolidated benefit ratio for 2007 was 83.0%, a 100 basis point decrease from 84.0% for 2006. The decrease primarily was attributable to improvements in the benefit ratio for both the Commercial and Government segments as described below.

The Government segment’s benefit expenses increased $2.9 billion, or 23.0%, during 2007 compared to 2006 primarily due to an increase in the average number of Medicare members, including those enrolled in our PDPs, and to a lesser extent, an increase in average per member claims costs.

The Government segment’s benefit ratio for 2007 was 83.8%, a 120 basis point decrease from 2006 of 85.0%. The decrease in the benefit ratio resulted from the combination of the extended enrollment period in 2006, improvement in the stand-alone PDP Complete plan, changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS as well as the settlement of some TRICARE contractual provisions related to prior years. Part D benefit designs result in us sharing a greater portion of the responsibilities for total pharmacy costs in the early stages of a member’s plan period and less in the later stages, resulting in a declining benefit ratio as the year progresses. An extended enrollment period in 2006, which ended June 30, 2006, skewed the standard pattern associated with the progression of members through the stages of Medicare Part D benefits. Regarding the Complete plan, benefit design changes improved the performance of that offering. Changes in estimates associated with our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to the prior years decreased the benefit ratio 40 basis points for 2007. These changes in estimates resulted from 1) the resolution of first year Medicare Part D implementation matters including enrollment discrepancies; and 2) the adjustment of certain TRICARE reserves as a result of the settlement of claims payment accuracy and risk share provisions for prior option periods.

The Commercial segment’s benefit expenses decreased $6.2 million, or 0.1%, from 2006 to 2007. This decrease primarily results from the decrease in fully-insured group membership partially offset by the increase in average per member claims costs due to medical expense inflation.

The benefit ratio for the Commercial segment of 80.5% for 2007 decreased 120 basis points from the 2006 benefit ratio of 81.7%. The decrease in the benefit ratio primarily reflects an increase in the percentage of individual and small group members comprising our total fully-insured block, the CompBenefits and KMG acquisitions which added dental, vision, and other supplemental health and life members, and improving medical cost utilization. Individual and smaller group as well as specialty, primarily dental and vision, accounts generally carry a lower benefit ratio and a higher SG&A expense ratio compared to larger accounts due to higher distribution costs. See related SG&A expense ratio discussion in the following section.

SG&A Expense

Consolidated SG&A expenses increased $455.0 million, or 15.1%, during 2007 compared to 2006. The increase primarily resulted from an increase in the number of employees due to the Medicare expansion, expenses associated with RightSourceRxSM, our mail-order pharmacy, and higher Medicare marketing expenses associated with higher sales goals for 2008 compared to 2007. The number of employees increased by 2,700 to 25,000 at December 31, 2007 from 22,300 at December 31, 2006, or 12.1%.

The consolidated SG&A expense ratio for 2007 was 13.9%, decreasing 40 basis points from 14.3% for 2006. The SG&A expense ratio decrease resulted from improving administrative cost efficiency associated with servicing our members offset by our expanding mail-order pharmacy business as well as differences in the composition of our medical membership portfolio for 2007 versus 2006.

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $312.0 million, or 18.0%, during 2007 compared to 2006. The Government segment SG&A expense ratio decreased 60 basis points from 11.8% for 2006 to 11.2% for 2007. The decrease primarily resulted from efficiency gains associated with servicing higher average Medicare membership.

The Commercial segment SG&A expenses increased $143.0 million, or 11.1%, during 2007 compared to 2006. The Commercial segment SG&A expense ratio increased 150 basis points from 20.0% for 2006 to 21.5% for 2007. This increase primarily resulted from the continued shift in the mix of membership towards ASO, an increase in the percentage of individual and small group members comprising our fully-insured membership, and administrative costs associated with increased business for our mail-order pharmacy. For 2007, 46.8% of our Commercial segment average medical membership was related to ASO business compared to 44.5% for 2006. Likewise, at December 31, 2007, 29.3% of our Commercial segment average medical membership was related to individual and small group accounts compared to 27.7% at December 31, 2006. Fee based ASO business carries a higher SG&A expense ratio than fully-insured business since there is no benefit expense or offsetting premium revenue. Additionally, individual and smaller group accounts bear a higher SG&A expense ratio due to higher distribution costs as compared to larger accounts.

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

Income Taxes

Our effective tax rate for 2007 of 35.3% compared to the effective tax rate of 36.0% for 2006. The decrease is primarily due to a lower state tax rate. The lower state tax rate resulted from a shift in the geographic mix of revenues to states with lower tax rates. See Note 10 to the consolidated financial statements included in Item 8. —Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity

Our primary sources of cash include receipts of premiums, ASO fees, and investment income, as well as proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, SG&A expenses, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, and repayments on borrowings. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital.

Cash and cash equivalents decreased to $1,970.4 million at December 31, 2008 from $2,040.5 million at December 31, 2007. The change in cash and cash equivalents for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$982,310	$1,224,262	$1,686,712
Net cash used in investing activities	(498,324)	(1,845,391)	(1,654,066)
Net cash (used in) provided by financing activities	(554,016)	921,278	975,642

(Decrease) increase in cash and cash equivalents	$(70,030)	$300,149	$1,008,288

Cash Flow from Operating Activities

The decrease in operating cash flows for 2008 compared to 2007 primarily resulted from decreased earnings associated with higher stand-alone PDP claims. The decrease in operating cash flows for 2007 compared to 2006 resulted from the timing of cash flows associated with our Medicare Part D offerings, offset by Medicare enrollment growth and improved earnings. During 2007, we paid $725.5 million to CMS under the risk corridor terms of our 2006 contracts with CMS.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at December 31, 2008, 2007 and 2006:

	2008	2007	2006	Change
				2008	2007
	(in thousands)
Military services:
Base receivable	$436,009	$404,570	$452,509	$31,439	$(47,939)
Change orders	6,190	5,168	4,247	1,022	921

Military services subtotal	442,199	409,738	456,756	32,461	(47,018)
Medicare	232,608	137,345	143,875	95,263	(6,530)
Commercial and other	164,035	126,718	125,899	37,317	819
Allowance for doubtful accounts	(49,160)	(68,260)	(45,589)	19,100	(22,671)

Total net receivables	$789,682	$605,541	$680,941	184,141	(75,400)

Reconciliation to cash flow statement:
Provision for doubtful accounts				5,398	28,922
Receivables from acquisition				(36,646)	(14,267)

Change in receivables per cash flow statement resulting in cash from operations				$152,893	$(60,745)

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the increase in base receivables from 2007 to 2008 compared to a decrease from 2006 to 2007.

The changes in Medicare receivables over the last three years have been impacted by the growth in our Medicare business and the timing of accruals and related collections associated with the CMS risk-adjustment model.

The $37.3 million increase in Commercial and other receivables from 2007 to 2008 primarily was the result of an increase in Puerto Rico Medicaid receivables, which were collected in January 2009.

The detail of benefits payable was as follows at December 31, 2008, 2007 and 2006:

				Change
	2008	2007	2006	2008	2007
	(in thousands)
IBNR(1)	$1,851,047	$1,695,088	$1,538,057	$155,959	$157,031
Military services benefits payable(2)	306,797	341,372	430,674	(34,575)	(89,302)
Reported claims in process(3)	486,514	253,054	165,254	233,460	87,800
Other benefits payable(4)	561,221	407,319	276,422	153,902	130,897

Total benefits payable	$3,205,579	$2,696,833	$2,410,407	508,746	286,426

Reconciliation to cash flow statement:
Benefits payable from acquisition				(96,021)	(41,029)

Change in benefits payable in cash flow statement resulting in cash from operations				$412,725	$245,397

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the related reimbursement by the federal government as more fully described in Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. A corresponding receivable is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable during 2008 and 2007 primarily was due to the increase in IBNR from growth in Medicare Advantage members and, to a lesser extent, benefit claims inflation, an increase in the amount of processed but unpaid claims including pharmacy claims which fluctuate due to month-end cutoff, and an increase in amounts owed to providers under capitated and risk sharing arrangements from Medicare Advantage membership growth.

Cash Flow from Investing Activities

Cash consideration paid for acquisitions, net of cash acquired, of $422.9 million in 2008 and $493.5 million in 2007 primarily related to the SecureHorizons, OSF, and Cariten acquisitions in 2008 and the CompBenefits and KMG acquisitions in 2007. We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $685.5 million in 2008, $430.1 million in 2007, and $862.1 million in 2006. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $261.6 million in 2008, $239.2 million in 2007, and $193.2 million in 2006. Excluding acquisitions, we expect total capital expenditures in 2009 of approximately $260 million.

Cash Flow from Financing Activities

During 2008, the net repayment of $550 million under our credit agreement primarily related to amounts repaid from the issuance of $750 million in senior notes offset by the $250 million financing of the Cariten acquisition. Net borrowings of $350 million under our credit agreement during 2007 primarily related to the financing of the CompBenefits and KMG acquisitions. During 2006, net borrowings of $250 million primarily related to the funding of additional capital into certain subsidiaries in conjunction with growth in Medicare revenues, offset by amounts repaid from the issuance of senior notes.

During 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. Our net proceeds, reduced for the original issue discount and cost of the offering, were $742.6 million. We used the net proceeds from the offering for the repayment of the outstanding balance under our credit agreement.

During 2006, we issued $500 million of 6.45% senior notes due June 1, 2016. Our net proceeds, reduced for the original issue discount and cost of the offering, were $494.3 million. We used the proceeds from the offering for the repayment of the outstanding balance under our credit agreement, which at the time of the issuance was $200 million, and the repayment of our $300 million 7.25% senior notes which matured on August 1, 2006.

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $188.7 million higher than claims payments during 2008 and $185.1 million less than the corresponding claim payments during 2007. See Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for further description.

In exchange for terminating interest-rate swap agreements in 2008, we received cash of $93.0 million.

The remainder of the cash used in or provided by financing activities in 2008, 2007, and 2006 primarily resulted from the change in the securities lending payable, common stock repurchases, the excess tax benefit from stock compensation, and proceeds from stock option exercises. The decrease in securities lending in 2008 resulted from the tightening of the credit markets while the increase in 2007 and 2006 coincides with higher average balances of investments to lend. During 2008, we repurchased 2.1 million common shares for $92.8 million under the stock repurchase plan authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $13.3 million in 2008, $27.4 million in 2007, and $26.2 million in 2006.

Future Sources and Uses of Liquidity

Stock Repurchase Plan

On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. During the year ended December 31, 2008, we repurchased 2.1 million shares in open market transactions for $92.8 million at an average price of $44.19. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. Due to continued volatility and turmoil in the financial markets, we have not yet repurchased any shares under the July 2008 authorization. The presently-authorized share repurchase program expires on December 31, 2009.

Senior Notes

During 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. We also previously issued $300 million of 6.30% senior notes due August 1, 2018 and $500 million of 6.45% senior notes due June 1, 2016. All four series of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. Concurrent with the senior notes issuances, we entered into interest-rate swap agreements to exchange the fixed interest rate under these senior notes for a variable interest rate based on LIBOR. During 2008, we terminated all of our swap agreements. We may re-enter into swap agreements in the future depending on market conditions and other factors. Our senior notes and related swap agreements are more fully discussed in Notes 11 and 12 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Credit Agreement

Our 5-year $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a revolving credit basis or a competitive advance basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, currently 35 basis points, varies depending on our credit ratings ranging from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for each day in which borrowings under the facility exceed 50% of the total $1.0 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $2,868.1 million at December 31, 2008 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $4,457.2 million and a leverage ratio of 1.4:1, as measured in accordance with the credit agreement as of December 31, 2008.

At December 31, 2008, we had $250 million of borrowings outstanding under the credit agreement at an interest rate, which varies with LIBOR, of 0.98%. In addition, we have outstanding letters of credit of $3.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of December 31, 2008, we had $746.9 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.1 million at December 31, 2008 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $2.0 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, and to refinance debt as it matures. See the section entitled “Risk Factors” in this report.

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2008 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points up to a maximum 100 basis points.

In addition, we operate as a holding company in a highly regulated industry. Our parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company decreased $285.2 million to $250.5 million at December 31, 2008 compared to $535.7 million at December 31, 2007, primarily due to cash consideration paid for our 2008 acquisitions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Subject to appropriate regulatory approval, we expect to dividend approximately $500 million from our subsidiaries to the parent during 2009 compared to $296.0 million in 2008. In addition, we expect capital contributions to our subsidiaries to be less than the $242.8 million contributed in 2008.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the statutory financial statements as of December 31, 2008, we maintained aggregate statutory capital and surplus of $3.5 billion in our state regulated subsidiaries, $1.4 billion above the aggregate $2.1 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2008 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt	$1,838,068	$540	$250,987	$333	$1,586,208
Interest(1)	1,433,818	114,289	226,762	218,583	874,184
Operating leases(2)	548,231	143,446	230,215	104,741	69,829
Purchase obligations(3)	148,609	52,142	68,935	24,293	3,239
Future policy benefits payable and other long-term liabilities(4)	932,747	37,673	105,003	98,090	691,981

Total	$4,901,473	$348,090	$881,902	$446,040	$3,225,441

(1)	Interest includes the estimated contractual interest payments under our debt agreements.
(2)	We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2019. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease, accounted for under the provisions of SFAS No. 13, Accounting for Leases, is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.
(3)	Purchase obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(4)	Excludes future policy benefits payable ceded to third parties through a 100% coinsurance agreement as more fully described in Note 18 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. The reinsurance carrier, not us, is responsible for cash flows associated with the reinsured contract. Our reinsured reserves are supported by reinsurance recoverables included in other long-term assets. Our potential liability is limited to the credit exposure which exists should the reinsurer be unable to meet its obligations assumed under these reinsurance arrangements. We evaluate the financial condition of these reinsurers on a regular basis.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any SPE transactions.

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

Related Parties

No related party transactions had a material effect on our results of operations, financial position, or cash flows. Certain related party transactions not having a material effect are discussed in our Proxy Statement for the meeting to be held April 23, 2009—see “Certain Transactions with Management and Others.”

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the year ended December 31, 2008, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2009.

CMS has announced that it will perform audits of selected Medicare Advantage plans each year to validate the provider coding practices under the risk-adjustment model used to reimburse Medicare Advantage plans. These audits will involve a comprehensive review of medical records, and may result in contract-level payment adjustments to premium payments made to a health plan pursuant to its Medicare contract with CMS or other payment reductions. The first data validation audits will focus on risk-adjustment data for 2006 used to determine 2007 payment amounts.

Several Humana contracts are included in audits being undertaken by CMS. If necessary, based on audit results, CMS may make contract-level payment adjustments that may occur during 2009, and adjustments may occur prior to Humana or other Medicare Advantage plans having the opportunity to appeal audit findings. We primarily rely on providers to appropriately document risk-adjustment data in their medical records and appropriately code their claim submissions, which we send to CMS as the basis for our risk-adjustment model premium. We are working with CMS and our industry group to develop an orderly audit process, for which CMS has not yet indicated the complete details. Therefore, we are unable to predict the complete audit methodology to be used by CMS, the outcome of these audits, or whether these audits would result in a payment adjustment. However, it is reasonably possible that a payment adjustment as a result of these audits could occur, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2008, primarily consisted of the TRICARE South Region contract. The 5-year South Region contract, which expires March 31, 2009, was subject to annual renewals on April 1 of each year at the government’s option. On January 16, 2009, we entered into an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract. The Amendment added one additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, and two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the sixth, seventh, and eighth option periods is at the government’s option. Under these extensions, government requirements, terms and conditions will remain the same as the current contract. On January 22, 2009, we were notified by the government of its intent to exercise its option to extend the TRICARE contract for the sixth option period. As required under the contract, the target underwritten health care cost and underwriting fee amounts for each option period are negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on us. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our results of operations, financial position, and cash flows.

On March 24, 2008, the Department of Defense issued its formal request for proposal for new contracts for TRICARE medical benefits nationwide. We submitted our bid in June 2008 and, after discussions with the Department of Defense, submitted our final proposal revisions in January 2009. If we are not awarded a new TRICARE contract, it could have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2008, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. In August 2008, we renewed our Medicaid contracts with the Puerto Rico Insurance Administration for the East and Southeast regions. These contracts expire on June 30, 2009. We also provide services under a three-year ASO contract with the Puerto Rico Health Administration for the Metro North Region. The Puerto Rico Health Administration did not renew the third year of the ASO contract and the contract expired September 30, 2008. The loss of this contract did not have a material effect on our results of operations, financial position, or cash flows.

The loss of any of the contracts above (exclusive of the three-year Puerto Rico ASO contract) or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, could have a material adverse effect on our results of operations, financial position, and cash flows.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We continuously evaluate our estimates and those critical accounting policies related primarily to benefit expenses and revenue recognition as well as accounting for impairments related to our investment securities, goodwill, and long-lived assets. These estimates are based on knowledge of current events and anticipated future events and, accordingly, actual results ultimately may differ from those estimates. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Benefit Expense Recognition

Benefit expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2008	Percentage of Total	December 31, 2007	Percentage of Total
	(dollars in thousands)
IBNR	$1,851,047	57.7%	$1,695,088	62.8%
Reported claims in process	486,514	15.2%	253,054	9.4%
Other benefits payable	561,221	17.5%	407,319	15.1%

Benefits payable, excluding military services	2,898,782	90.4%	2,355,461	87.3%
Military services benefits payable	306,797	9.6%	341,372	12.7%

Total benefits payable	$3,205,579	100.0%	$2,696,833	100.0%

Military services benefits payable primarily consists of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government as more fully described in Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. This amount is generally offset by a corresponding receivable due from the federal government, as more fully-described on page 47.

Estimating IBNR is complex and involves a significant amount of judgment. Changes in this estimate can materially affect, either favorably or unfavorably, our results of operations and overall financial position. Accordingly, it represents a critical accounting estimate. Most benefit claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”. As such, we expect that substantially all of the December 31, 2008 estimate of benefits payable will be known and paid during 2009.

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

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Changes in claim processes, including receipt cycle times, claim inventory levels, recoveries of overpayments, outsourcing, system conversions, and processing disruptions due to weather or other events affect views regarding the reasonable choice of completion factors. The receipt cycle time measures the average length of time between when a medical claim was initially incurred and when the claim form was received. Increased electronic claim submissions from providers have decreased the receipt cycle time over the last few years. For example, the average receipt cycle time has decreased from 15.9 days in 2006 to 15.0 days in 2008 which represents a 6.0% reduction in cycle time over the three year period. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claim may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required.

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2008 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Increase (Decrease) in Benefits Payable	Factor Change (c)	(Decrease) Increase in Benefits Payable
(dollars in thousands)
1.50%	$(183,100)	(7)%	$(300,200)
1.00%	$(122,100)	(5)%	$(214,400)
0.50%	$(61,000)	(4)%	$(171,500)
0.25%	$(30,500)	(3)%	$(128,600)
(0.50)%	$61,000	(1)%	$(42,900)
(1.00)%	$122,100	1%	$42,900

(a)	Reflects estimated potential changes in benefits payable caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in benefits payable caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.
(c)	The factor change indicated represents the percentage point change.

The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefit expenses as well as adjustments to prior year estimated accruals.

	2008	2007	2006
	(in thousands)
Balances at January 1	$2,355,461	$1,979,733	$1,334,716
Acquisitions	96,021	41,029	21,198
Incurred related to:
Current year	21,092,135	18,015,247	15,374,855
Prior years	(268,027)	(242,922)	(178,998)

Total incurred	20,824,108	17,772,325	15,195,857

Paid related to:
Current year	(18,832,301)	(16,012,828)	(13,532,139)
Prior years	(1,544,507)	(1,424,798)	(1,039,899)

Total paid	(20,376,808)	(17,437,626)	(14,572,038)

Balances at December 31	$2,898,782	$2,355,461	$1,979,733

The following table summarizes the changes in estimate for incurred claims related to prior years attributable to our key assumptions. As previously described, our key assumptions consist of trend and completion factors estimated using an assumption of moderately adverse conditions. The amounts below represent the difference between our original estimates and the actual benefit expenses ultimately incurred as determined from subsequent claim payments.

	Favorable Development by Changes in Key Assumptions
	2008		2007		2006
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in thousands)
Trend factors	$(175,268)	(5.2)%	$(124,957)	(4.3)%	$(136,457)	(6.4)%
Completion factors	(92,759)	1.0%	(63,985)	0.8%	(42,541)	0.7%
Medicare Part D reconciliation	—	n/a	(53,980)	n/a	—	n/a

Total	$(268,027)		$(242,922)		$(178,998)

(a)	The factor change indicated represents the percentage point change.

As summarized in the table above, the majority of the favorable development resulted from trend factors for the most recent three months ultimately being lower than originally estimated for each of the years presented. Several factors drove the actual trend factors lower than the originally estimated trends:

•	Utilization of hospital and physician services ultimately was lower than our original estimates for both our Commercial and Medicare lines of business.

•	Rapid growth in our Medicare private fee-for-service product in new geographic areas resulted in more limited historical information from which to base trend rate estimates.

•

Hurricanes in Florida and Louisiana during the second half of 2005 ultimately resulted in the utilization of health care services being less than historical trend levels for the last several months of 2005, particularly in our Commercial business in the affected areas. This resulted in a larger trend factor variance in 2006 versus the other years presented.

Additionally, actual completion factors ultimately were higher than our original completion factors used to establish reserves at December 31, 2007 and 2006, which were based upon historical patterns. This increase in completion factor percentage primarily resulted from a shortening of the cycle time associated with provider claim submissions and changes in claim payment and recovery patterns associated with outsourcing claims processing functions for our Medicare private fee-for-service product.

Finally, first-year Medicare Part D enrollment and eligibility issues during 2006 led to actual claim settlements with other health plans and various state governments during 2007 for amounts less than originally estimated. Similar adjustments in 2008 were not significant due to a lower volume of new enrollees and improvements in the program’s enrollment process in 2007.

We have adjusted for the favorable historical trend and completion factor experience together with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves at December 31, 2008. However, based on our historical experience, it is reasonably likely that our actual trend and completion factors may vary from the factors used in our December 31, 2008 estimates. Any variances are expected to be within the ranges previously presented in our sensitivity analysis table.

Benefit expenses associated with military services and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Military services	$2,819,787	$2,481,814	$2,208,033
Future policy benefits	64,338	16,392	17,314

Total	$2,884,125	$2,498,206	$2,225,347

Our TRICARE contract contains provisions whereby the federal government bears a substantial portion of the risk of financing health benefits. The federal government both reimburses us for our cost of providing health benefits and bears responsibility for 80% of any variance from the annual target health care cost and actual health care cost as more fully described beginning on page 60. Therefore, the impact on our income from operations from changes in estimate for TRICARE benefits payable is reduced substantially by corresponding adjustments to revenues. The net increase (decrease) to income from operations as determined retrospectively, after giving consideration to claim development occurring in the current period, was approximately $(13.7) million for 2007 and $1.1 million for 2006. The impact from changes in estimates for 2008 is not yet determinable as the amount of prior period development recorded in 2009 will change as our December 31, 2008 benefits payable estimate develops throughout 2009.

Future policy benefits payable of $1,164.8 million and $980.7 million at December 31, 2008 and 2007, respectively, represent liabilities for long-duration insurance policies including life insurance, annuities, health, and long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. The basis for the liability for future policy benefits is established at the time each contract is acquired and would only change if our experience deteriorates to the point the level of the liability is not adequate to provide for future policy benefits. Future policy benefits payable include $503.2 million at December 31, 2008 and $307.5 million at December 31, 2007 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. We expect to file premium rate increases in 2009. To the extent premium rate increases or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required. In addition, future policy benefits payable include amounts of $232.0 million at December 31, 2008 and $239.7 million at December 31, 2007 which are subject to 100% coinsurance agreements as more fully described in Note 18 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.

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

We bill and collect premium and administrative fee remittances from employer groups and members in our Medicare and individual products monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified reimbursement rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

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

The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain, including, among others, member eligibility differences with CMS. In 2008, we paid $78.7 million related to our reconciliation with CMS regarding the 2007 Medicare Part D risk corridor provisions compared to our estimate of $102.6 million at December 31, 2007. In 2007, we paid $725.5 million related to our reconciliation with CMS regarding the 2006 Medicare Part D risk corridor provisions compared to our estimate of $738.7 million at December 31, 2006. 2006 marked the first year of providing for the risk corridor estimate and required us to consider factors which were not certain, including certain first year implementation issues. The net asset associated with the 2008 risk corridor estimate, which will be settled in 2009, was $55.4 million at December 31, 2008.

Reinsurance and low-income cost subsidies represent reimbursements from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent reimbursements for CMS’s portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or benefit expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period. Gross financing receipts were $2,761.3 million and gross financing withdrawals were $2,572.6 million during 2008. CMS subsidy activity recorded to the consolidated balance sheets at December 31, 2008 was $322.1 million to other current assets and $219.7 million to trade accounts payable and accrued expenses.

In order to allow plans offering enhanced benefits the maximum flexibility in designing alternative prescription drug coverage, CMS provided a demonstration payment option in lieu of the reinsurance subsidy for plans offering enhanced coverage, or coverage beyond CMS’s defined standard benefits. The demonstration payment option is an arrangement in which CMS pays a capitation amount to a plan for assuming the government’s portion of prescription drug costs in the catastrophic layer of coverage. The capitation amount represents a fixed monthly amount per member to provide prescription drug coverage in the catastrophic layer. We chose the demonstration payment option for all of our enhanced benefit plans for 2006 through 2008, but not for 2009. This capitation amount, derived from our annual bid submissions, is recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program.

Medicare Risk-Adjustment Provisions

CMS has implemented a risk-adjustment model which apportions premiums paid to all health plans according to health severity. The CMS risk-adjustment model pays more for members with predictably higher costs, as more fully described in Item 1.—Business beginning on page 5. Under this risk-adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We primarily rely on providers to appropriately document risk-adjustment data in their medical records and appropriately code their claim submissions, which we send to CMS within prescribed deadlines. We estimate risk-adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. We do not have access to diagnosis data with respect to our stand-alone PDP members.

Military services

In 2008, military services revenues represented 12% of total premiums and administrative services fees. Military services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense and in addition, beginning January 1, 2008, from our contract with the Department of Veterans Affairs. Revenues associated with our contract with the Department of Veterans Affairs are recognized in the period services are performed. The single TRICARE contract for the South Region includes multiple revenue generating activities and as such was evaluated under Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. We allocate the consideration to the various components based on the relative fair values of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed.

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

Investment Securities

Investment securities totaled $5,215.4 million, or 40% of total assets at December 31, 2008, and $4,650.4 million, or 36% of total assets at December 31, 2007. Debt securities, detailed below, comprised over 99% of this investment portfolio. The fair value of debt securities were as follows at December 31, 2008 and 2007:

	December 31, 2008	Percentage of Total	December 31, 2007	Percentage of Total
	(dollars in thousands)
U.S. Government and agency obligations	$1,883,378	36.2%	$984,003	21.2%
Tax exempt municipal securities	1,689,462	32.5%	1,864,991	40.2%
Mortgage and asset-backed securities	766,202	14.7%	910,662	19.6%
Corporate securities	841,397	16.2%	863,866	18.6%
Redeemable preferred stocks	19,702	0.4%	15,558	0.4%

Total debt securities	$5,200,141	100.0%	$4,639,080	100.0%

More than 98% of our debt securities were of investment-grade quality, with an average credit rating of AA+ by S&P at December 31, 2008. Most of the debt securities that are below investment grade are rated at the higher end (BB or better) of the non-investment grade spectrum. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

U.S. Government and agency obligations include $1,431.6 million at December 31, 2008 and $791.8 million at December 31, 2007 of debt securities issued by agencies of the U.S. Government including Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Association, or Freddie Mac, whose principal payment is guaranteed by the U.S. Government.

Tax exempt municipal securities included pre-refunded bonds of $694.8 million at December 31, 2008 and $182.2 million at December 31, 2007. These pre-refunded bonds are secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations (AAA by S&P) at the time the fund is established. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $452.4 million and $662.4 million at December 31, 2008 and 2007, respectively of tax exempt securities guaranteed by monoline insurers. The equivalent S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA-.

Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $7.6 million at December 31, 2008 and $22.0 million at December 31, 2007. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio.

The percentage of corporate securities associated with the financial services industry was 42.4% at December 31, 2008 and 48.4% at December 31, 2007.

Duration is indicative of the relationship between changes in market value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our debt securities to changes in interest rates. However, actual market values may differ significantly from estimates based on duration. The average duration of our debt securities was approximately 4.2 years at December 31, 2008. Including cash equivalents, the average duration was approximately 3.4 years. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $229 million.

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $437.1 million at December 31, 2008 and $1,336.1 million at December 31, 2007 were on loan. All collateral from lending our investment securities was in the form of cash deposited by the borrower with an independent lending agent. The cash collateral was invested in money market funds, certificates of deposit, and short-term corporate and asset-backed securities with an average maturity of approximately 250 days. The fair value of securities held as invested collateral was $402.4 million at December 31, 2008 and $1,337.0 million at December 31, 2007. The amortized cost of these investment securities was $437.2 million at December 31, 2008 and $1,337.0 million at December 31, 2007. Unrealized losses of $34.8 million at December 31, 2008 have been included as a component of stockholders’ equity and comprehensive income.

Gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2008.

	Less than 12 months		12 months or more		Total
2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$163,626	$(228)	$4,297	$(57)	$167,923	$(285)
Tax exempt municipal securities	409,787	(22,238)	141,730	(17,975)	551,517	(40,213)
Mortgage and asset-backed securities	542,051	(137,205)	126,354	(33,836)	668,405	(171,041)
Corporate securities	422,005	(64,786)	98,124	(35,056)	520,129	(99,842)

Debt securities	1,537,469	(224,457)	370,505	(86,924)	1,907,974	(311,381)
Non-redeemable preferred stocks	7,388	(1,655)	—	—	7,388	(1,655)

Total investment securities	$1,544,857	$(226,112)	$370,505	$(86,924)	$1,915,362	$(313,036)

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

Unrealized losses at December 31, 2008 resulted from 581 positions out of a total of 1,200 positions held with approximately 142 positions in an unrealized loss position greater than one year. The unrealized losses at December 31, 2008 primarily were caused by an increase in interest rate from a widening of credit spreads. All issuers of securities trading at an unrealized loss remain current on all contractual payments, and we believe it is probable that we will be able to collect amounts due according to the contractual terms of the debt securities.

After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

During 2008, we recognized other-than-temporary impairments of $103.1 million including credit related write-downs of $82.9 million and interest-related write-downs of $20.2 million. The credit-related impairments in 2008 primarily were due to investments in Lehman and certain of its subsidiaries, which filed for bankruptcy protection in 2008. The interest-related impairments were due to declines in values of securities, primarily associated with the financial services industry, for which we were uncertain of our intent to hold until recovery or maturity. There were no material other-than-temporary impairments in 2007 and 2006.

Goodwill and Long-lived Assets

At December 31, 2008, goodwill and other long-lived assets represented 23% of total assets and 67% of total stockholders’ equity, compared to 20% and 63%, respectively, at December 31, 2007.

SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable Commercial and Government segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows under several scenarios. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use a range of discount rates that correspond to a market-based weighted-average cost of capital. We also use a range of terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and administrative cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a margin ranging from approximately 76% to 94%. A 100 basis point increase in the discount rate would decrease this margin to a range of approximately 54% to 79%, and a 50 basis point decrease in the terminal growth rate would decrease this margin to a range of approximately 67% to 88%. The loss of the TRICARE South Region contract instead of the expected April 1, 2010 renewal would adversely affect approximately $50 million of the reporting unit’s goodwill.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The level of our pretax earnings is subject to market risk due to changes in investment income from our fixed income portfolio and cash and cash equivalents which are partially offset by both our outstanding indebtedness and the short-term duration of the fixed income investment portfolio.

We evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness as of December 31, 2008 and 2007. Our investment portfolio consists of cash, cash equivalents and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including, among others, unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points twice, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points four times and have changed by less than 100 basis points four times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
As of December 31, 2008
Investment income	$(23,748)	$(17,588)	$(15,483)	$25,773	$47,625	$70,225
Interest expense	2,128	2,128	2,128	(2,128)	(4,256)	(6,384)

Pretax	$(21,620)	$(15,460)	$(13,355)	$23,645	$43,369	$63,841

As of December 31, 2007
Investment income	$(93,191)	$(62,603)	$(34,478)	$29,613	$59,066	$88,782
Interest expense	35,173	23,449	11,724	(11,724)	(23,449)	(35,173)

Pretax	$(58,018)	$(39,154)	$(22,754)	$17,889	$35,617	$53,609

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,970,423	$2,040,453
Investment securities	4,203,538	3,635,317
Receivables, less allowance for doubtful accounts of $49,160 in 2008 and $68,260 in 2007:
Premiums	777,672	592,761
Administrative services fees	12,010	12,780
Securities lending invested collateral	402,399	1,337,049
Other current assets	1,030,000	1,114,486

Total current assets	8,396,042	8,732,846

Property and equipment, net	711,492	637,241
Other assets:
Long-term investment securities	1,011,904	1,015,050
Goodwill	1,963,111	1,663,939
Other long-term assets	959,211	829,998

Total other assets	3,934,226	3,508,987

Total assets	$13,041,760	$12,879,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,205,579	$2,696,833
Trade accounts payable and accrued expenses	1,077,027	1,268,963
Book overdraft	224,542	269,226
Securities lending payable	438,699	1,337,049
Unearned revenues	238,098	219,780

Total current liabilities	5,183,945	5,791,851
Long-term debt	1,937,032	1,687,823
Future policy benefits payable	1,164,758	980,686
Other long-term liabilities	298,835	389,777

Total liabilities	8,584,570	8,850,137

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 187,856,684 shares issued in 2008 and 186,738,885 shares issued in 2007	31,309	31,123
Capital in excess of par value	1,574,245	1,497,998
Retained earnings	3,389,936	2,742,782
Accumulated other comprehensive (loss) income	(175,243)	14,021
Treasury stock, at cost, 19,031,229 shares in 2008 and 16,720,528 shares in 2007	(363,057)	(256,987)

Total stockholders’ equity	4,457,190	4,028,937

Total liabilities and stockholders’ equity	$13,041,760	$12,879,074

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2008	2007	2006
	(in thousands, except per share results)
Revenues:
Premiums	$28,064,844	$24,434,347	$20,729,182
Administrative services fees	451,879	391,515	341,211
Investment income	220,215	314,239	291,880
Other revenue	209,434	149,888	54,264

Total revenues	28,946,372	25,289,989	21,416,537

Operating expenses:
Benefits	23,708,233	20,270,531	17,421,204
Selling, general and administrative	3,944,652	3,476,468	3,021,509
Depreciation and amortization	220,350	184,812	148,598

Total operating expenses	27,873,235	23,931,811	20,591,311

Income from operations	1,073,137	1,358,178	825,226
Interest expense	80,289	68,878	63,141

Income before income taxes	992,848	1,289,300	762,085
Provision for income taxes	345,694	455,616	274,662

Net income	$647,154	$833,684	$487,423

Basic earnings per common share	$3.87	$5.00	$2.97

Diluted earnings per common share	$3.83	$4.91	$2.90

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(in thousands)
Balances, January 1, 2006	179,063	$29,843	$1,235,888	$1,421,675	$24,832	$(203,364)	$2,508,874
Comprehensive income:
Net income	—	—	—	487,423	—	—	487,423
Other comprehensive loss:
Net unrealized investment losses, net of $(20,853) tax	—	—	—	—	(34,608)	—	(34,608)

Comprehensive income							452,815
Adjustment to initially apply SFAS 158, net of $(2,064) tax	—	—	—	—	(3,429)	—	(3,429)
Common stock repurchases	—	—	—	—	—	(26,211)	(26,211)
Stock-based compensation	—	—	32,558	—	—	—	32,558
Restricted stock grants	728	121	—	—	—	—	121
Restricted stock forfeitures	(68)	(11)	8	—	—	—	(3)
Stock option exercises	3,225	538	49,982	—	—	—	50,520
Stock option and restricted stock tax benefit	—	—	38,641	—	—	—	38,641

Balances, December 31, 2006	182,948	30,491	1,357,077	1,909,098	(13,205)	(229,575)	3,053,886
Comprehensive income:
Net income	—	—	—	833,684	—	—	833,684
Other comprehensive income:
Net unrealized investment gains and other, net of $16,052 tax	—	—	—	—	27,226	—	27,226

Comprehensive income							860,910
Common stock repurchases	—	—	—	—	—	(27,412)	(27,412)
Stock-based compensation	—	—	42,132	—	—	—	42,132
Restricted stock grants	852	142	—	—	—	—	142
Restricted stock forfeitures	(64)	(11)	8	—	—	—	(3)
Stock option exercises	3,003	501	61,528	—	—	—	62,029
Stock option and restricted stock tax benefit	—	—	37,253	—	—	—	37,253

Balances, December 31, 2007	186,739	31,123	1,497,998	2,742,782	14,021	(256,987)	4,028,937
Comprehensive income:
Net income	—	—	—	647,154	—	—	647,154
Other comprehensive income:
Net unrealized investment losses and other, net of $(107,877) tax	—	—	—	—	(189,264)	—	(189,264)

Comprehensive income							457,890
Common stock repurchases	—	—	—	—	—	(106,070)	(106,070)
Stock-based compensation	—	—	55,369	—	—	—	55,369
Restricted stock grants	667	111	—	—	—	—	111
Restricted stock forfeitures	(83)	(14)	12	—	—	—	(2)
Stock option exercises	534	89	11,331	—	—	—	11,420
Stock option and restricted stock tax benefit	—	—	9,535	—	—	—	9,535

Balances, December 31, 2008	187,857	$31,309	$1,574,245	$3,389,936	$(175,243)	$(363,057)	$4,457,190

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$647,154	$833,684	$487,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,350	184,812	148,598
Stock-based compensation	55,369	42,132	32,558
(Gain) loss on sale of property and equipment, net	(5)	(13,597)	1,153
Loss (gain) on sale of investment securities, net	79,417	(11,668)	(67,496)
(Benefit) provision for deferred income taxes	(22,005)	(32,736)	70,062
Provision for doubtful accounts	5,398	28,922	20,901
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(152,893)	60,745	37,653
Other assets	(100,887)	105,689	(365,454)
Benefits payable	412,725	245,397	540,067
Other liabilities	(170,140)	(317,855)	752,032
Unearned revenues	(10,280)	64,482	29,870
Other	18,107	34,255	(655)

Net cash provided by operating activities	982,310	1,224,262	1,686,712

Cash flows from investing activities
Acquisitions, net of cash acquired	(422,915)	(493,493)	(28,062)
Purchases of property and equipment	(261,572)	(239,244)	(193,151)
Proceeds from sales of property and equipment	6	26,514	9,623
Purchases of investment securities	(5,681,103)	(3,488,631)	(4,269,221)
Maturities of investment securities	498,650	1,387,967	1,664,332
Proceeds from sales of investment securities	4,496,929	1,670,555	1,742,793
Change in securities lending collateral	871,681	(709,059)	(580,380)

Net cash used in investing activities	(498,324)	(1,845,391)	(1,654,066)

Cash flows from financing activities
Receipts from CMS contract deposits	2,761,276	2,866,170	2,002,451
Withdrawals from CMS contract deposits	(2,572,624)	(3,051,241)	(2,124,717)
Borrowings under credit agreement	1,175,000	1,685,000	550,000
Repayments under credit agreement	(1,725,000)	(1,335,000)	(300,000)
Proceeds from issuance of senior notes	749,247	—	498,545
Repayment of senior notes	—	—	(300,000)
Debt issue costs	(6,696)	—	(5,980)
Proceeds from swap termination	93,008	—	—
Change in book overdraft	(44,684)	(24,379)	13,600
Change in securities lending payable	(898,350)	709,059	580,380
Common stock repurchases	(106,070)	(27,412)	(26,211)
Tax benefit from stock-based compensation	9,912	37,443	38,839
Proceeds from stock option exercises and other	10,965	61,638	48,735

Net cash (used in) provided by financing activities	(554,016)	921,278	975,642

(Decrease) increase in cash and cash equivalents	(70,030)	300,149	1,008,288
Cash and cash equivalents at beginning of year	2,040,453	1,740,304	732,016

Cash and cash equivalents at end of year	$1,970,423	$2,040,453	$1,740,304

Supplemental cash flow disclosures:
Interest payments	$73,813	$67,954	$66,579
Income tax payments, net	$347,353	$443,904	$160,233
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$772,811	$1,315,492	$63,961
Less: Fair value of liabilities assumed	(349,896)	(821,999)	(35,899)

Cash paid for acquired businesses, net of cash acquired	$422,915	$493,493	$28,062

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2008 revenues of $28.9 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. We derived approximately 72% of our premiums and administrative services fees from contracts with the federal government in 2008. Under our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare members in Florida, accounting for approximately 16% of our total premiums and administrative services fees in 2008. CMS is the federal government’s agency responsible for administering the Medicare program. Under federal government contracts with the Department of Defense we primarily provide health insurance coverage to TRICARE members, accounting for approximately 12% of our total premiums and administrative services fees in 2008.

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

The accounting policies of each segment are the same and are described in Note 2. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same provider networks, in some instances enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

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

We participate in a securities lending program to optimize investment income. We loan certain investment securities for short periods of time in exchange for collateral initially equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuates. The collateral, which may be in the form of cash or U.S. Government securities, is deposited by the borrower with an independent lending agent. Any cash collateral is recorded on our consolidated balance sheets, along with a liability to reflect our obligation to return the collateral. The cash collateral is invested by the lending agent according to our investment guidelines, primarily in money market funds, certificates of deposit, and short-term corporate and asset-backed securities, and accounted for consistent with our investment securities. Collateral received in the form of securities is not recorded in our consolidated balance sheets because, absent default by the borrower, we do not have the right to sell, pledge or otherwise reinvest securities collateral. Loaned securities continue to be carried as investment securities on the consolidated balance sheets. Earnings on the invested cash collateral, net of expense, associated with the securities lending payable are recorded as investment income.

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

We bill and collect premium and administrative fee remittances from employer groups and members in our Medicare and individual products monthly. We receive monthly premiums and administrative fees from the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal government and various states according to government specified reimbursement rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores for our membership are recognized when the amounts become determinable and the collectability is reasonably assured.

Premium revenues are recognized as income in the period members are entitled to receive services, and are net of estimated uncollectible amounts and retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations.

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

For plans where we provide enhanced benefits and selected the alternative demonstration payment option in lieu of the reinsurance subsidy, we receive a monthly per member capitation amount from CMS determined from our annual bid submissions. The capitation amount we receive from CMS for assuming the government’s portion

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of prescription drug costs in the catastrophic layer of coverage is recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement. See Note 6 for detail regarding amounts recorded to the consolidated balance sheets related to the risk corridor settlement and subsidies from CMS.

Military Services

Military services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense. We account for the TRICARE South Region contract under EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and as such allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed. Our TRICARE South Region contract contains provisions to share the risk associated with financing the cost of health benefits with the federal government. We earn more revenue or incur additional costs based on the variance of actual health care costs versus a negotiated target cost. We defer the recognition of any contingent revenues for favorable variances until the end of the contract period when the amount is determinable and the collectability is reasonably assured. We estimate and recognize contingent benefit expense for unfavorable variances currently in our results of operations. We continually review the contingent benefit expense estimates of future payments to the government for cost overruns and make necessary adjustments to our reserves.

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

Other Revenue

Other revenues primarily relate to RightSourceRxSM, our mail-order pharmacy. These revenues are recognized in connection with the shipment of the prescriptions.

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

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable Commercial and Government segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 142 requires a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2008, 2007 and 2006 did not result in an impairment loss.

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

Future Policy Benefits Payable

Future policy benefits payable include liabilities for long-duration insurance policies including life insurance, annuities, health, and long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest, mortality, morbidity, withdrawal and

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance expense assumptions from published actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefit expenses in the period the changes occur.

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

Derivative Financial Instruments

We use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. Our interest-rate swap agreements convert the fixed interest rates on our senior notes to a variable rate and are accounted for as fair value hedges. Our interest-rate swap agreements are more fully described in Note 12.

Stock-Based Compensation

We recognize stock-based compensation expense, as determined on the date of grant at fair value, straight-line over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock awards using the Black-Scholes option-pricing model. In addition, we report certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. Additional detail regarding our stock-based compensation plans is included in Note 13.

Earnings Per Common Share

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the treasury stock method.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, for financial assets and liabilities. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The standard establishes a fair value hierarchy based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own assumptions about the assumptions market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market.

Level 2—Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments as well as debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques reflecting our own assumptions about the assumptions market participants would use as well as those requiring significant management judgment.

Fair value of actively traded debt and equity securities are based on quoted market prices. Fair value of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates using either a market or income valuation approach and are generally classified as Level 2. Fair value of privately held debt securities, including venture capital investments, as well as auction rate securities, are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately held debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in similar lines of business, and reviewing the underlying financial performance including estimating discounted cash flows. For auction rate securities, such methodologies include consideration of the quality of the sector and issuer, underlying collateral, underlying final maturity dates and liquidity.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 141 (Revised 2007), Business Combination, or SFAS 141R. SFAS 141R significantly changes the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific items including expensing transaction and restructuring costs and

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 with early adoption prohibited. Accordingly, we are required to record and disclose business combinations in accordance with existing GAAP until January 1, 2009. The effect of these new requirements on our financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 5, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 was effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2009. Like SFAS 141R discussed above, earlier adoption was prohibited. The adoption of SFAS 160 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 was effective on January 1, 2009. Since SFAS 161 affects only disclosures, it did not impact our financial position or results of operations upon adoption.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material impact on our results of operations.

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

3. ACQUISITIONS

On October 31, 2008 we acquired PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, for cash consideration of approximately $256.1 million. The Cariten acquisition increased our commercial fully-insured and ASO presence as well as our Medicare HMO presence in eastern Tennessee. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $113.5 million of which we allocated $79.4 million to other intangible assets and $34.1 million to goodwill. The other intangible assets, which primarily consist of customer contracts, have a weighted-average useful life of 9.7 years. The acquired

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill is not deductible for tax purposes. The purchase price allocation is preliminary, subject to completion of valuation analyses including refining assumptions used to calculate the fair value of other intangible assets, fixed assets, and certain reserves.

On August 29, 2008, we acquired Metcare Health Plans, Inc., or Metcare, for cash consideration of approximately $14.9 million. The acquisition expanded our Medicare HMO membership in central Florida.

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $84.0 million. This acquisition expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products including our specialty offerings. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $27.8 million of which we allocated $10.1 million to other intangible assets and $17.7 million to goodwill. The other intangible assets, which primarily consist of customer contracts, have a weighted-average useful life of 9.9 years. The acquired goodwill is not deductible for tax purposes.

On April 30, 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, or SecureHorizons, for cash consideration of approximately $185.3 million, plus subsidiary capital and surplus requirements of $40 million. The acquisition expanded our presence into the rapidly growing Las Vegas market. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $185.3 million of which we allocated $69.3 million to other intangible assets and $116.0 million to goodwill. The other intangible assets, which primarily consist of customer and provider contracts, have a weighted-average useful life of 10.9 years. The acquired goodwill is deductible for tax purposes.

The Cariten, OSF, and Metcare purchase agreements contain provisions under which there may be future contingent consideration paid or received, primarily related to balance sheet settlements associated with medical claims runout and Medicare reconciliations with CMS. Any contingent consideration will be recorded as an adjustment to goodwill when the contingencies are resolved.

The pro forma effects of the 2008 acquisitions, individually and in the aggregate, on the consolidated statements of income were not material.

On November 30, 2007, we acquired KMG America Corporation, or KMG, for cash consideration of $155.2 million plus the assumption of $36.1 million of long-term debt. KMG provides long-duration insurance benefits including supplemental health and life products. The acquisition expanded our commercial product offerings allowing for significant cross-selling opportunities with our medical insurance products. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $204.5 million of which we allocated $43.0 million to other intangible assets and $161.5 million to goodwill. The other intangible assets, which primarily consist of customer contracts, have a weighted-average useful life of 19.3 years. The acquired goodwill is not deductible for tax purposes.

On October 1, 2007, we acquired CompBenefits Corporation, or CompBenefits, for cash consideration of $369.6 million. CompBenefits provides dental and vision insurance benefits. The acquisition expanded our commercial product offerings allowing for significant cross-selling opportunities with our medical insurance products. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $354.9 million of which we allocated $54.1 million to other intangible assets and $300.8 million to goodwill. The other intangible assets, which primarily consist of customer and provider contracts, have a weighted-average useful life of 11.5 years. The acquired goodwill is not deductible for tax purposes.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, we revised the fair value estimate of certain other intangible assets and future policy benefit reserves associated with our fourth quarter 2007 acquisitions of CompBenefits and KMG. This resulted in an increase in goodwill of $125.7 million, primarily related to refining assumptions used to calculate the fair value assigned to the KMG future policy benefits payable and customer contracts acquired, net of related deferred income taxes.

On March 1, 2007, we acquired DefenseWeb Technologies, Inc., or DefenseWeb, a company responsible for delivering customized software solutions for the Department of Defense, for cash consideration of $27.5 million.

On May 1, 2006, we acquired CHA Service Company, or CHA Health, a health plan serving employer groups in Kentucky, for cash consideration of $67.5 million.

The results of operations and financial condition of Cariten, Metcare, OSF, SecureHorizons, KMG, CompBenefits, DefenseWeb, and CHA have been included in our consolidated statements of income since the acquisition dates.

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at December 31, 2008 and 2007:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government and agency obligations	$1,842,179	$41,484	$(285)	$1,883,378	$973,584	$12,528	$(2,109)	$984,003
Tax exempt municipal securities	1,702,026	27,649	(40,213)	1,689,462	1,860,394	10,842	(6,245)	1,864,991
Mortgage and asset-backed securities	935,402	1,841	(171,041)	766,202	903,223	11,652	(4,213)	910,662
Corporate securities	930,707	10,532	(99,842)	841,397	863,748	9,295	(9,177)	863,866
Redeemable preferred stocks	18,052	1,650	—	19,702	14,658	900	—	15,558

Debt securities	5,428,366	83,156	(311,381)	5,200,141	4,615,607	45,217	(21,744)	4,639,080
Equity securities	16,956	—	(1,655)	15,301	12,848	16	(1,577)	11,287

Investment securities	$5,445,322	$83,156	$(313,036)	$5,215,442	$4,628,455	$45,233	$(23,321)	$4,650,367

The contractual maturities of debt securities available for sale at December 31, 2008, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$438,544	$439,124
Due after one year through five years	836,408	835,710
Due after five years through ten years	869,039	835,924
Due after ten years	3,284,375	3,089,383

Total debt securities	$5,428,366	$5,200,141

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $437.1 million at December 31, 2008 and $1,336.1 million at December 31, 2007 were on loan. All collateral from lending our investment securities was in the form of cash deposited by the borrower with an independent lending agent. The cash collateral was invested in money market funds, certificates of deposit, and short-term corporate and asset-backed securities with an average maturity of approximately 250 days. The fair value of securities held as invested collateral was $402.4 million at December 31, 2008 and $1,337.0 million at December 31, 2007. The amortized cost of these investment securities was $437.2 million at December 31, 2008 and $1,337.0 million at December 31, 2007. Unrealized losses of $34.8 million at December 31, 2008 have been included as a component of stockholders’ equity and comprehensive income.

Long-term investment securities with a fair value of $140.2 million at December 31, 2008 and $116.6 million at December 31, 2007 were on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulations.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$163,626	$(228)	$4,297	$(57)	$167,923	$(285)
Tax exempt municipal securities	409,787	(22,238)	141,730	(17,975)	551,517	(40,213)
Mortgage and asset-backed securities	542,051	(137,205)	126,354	(33,836)	668,405	(171,041)
Corporate securities	422,005	(64,786)	98,124	(35,056)	520,129	(99,842)

Debt securities	1,537,469	(224,457)	370,505	(86,924)	1,907,974	(311,381)
Non-redeemable preferred stocks	7,388	(1,655)	—	—	7,388	(1,655)

Total investment securities	$1,544,857	$(226,112)	$370,505	$(86,924)	$1,915,362	$(313,036)

	Less than 12 months		12 months or more		Total
2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$46,272	$(391)	$169,599	$(1,718)	$215,871	$(2,109)
Tax exempt municipal securities	265,816	(4,098)	284,644	(2,147)	550,460	(6,245)
Mortgage and asset-backed securities	118,474	(1,766)	137,139	(2,447)	255,613	(4,213)
Corporate securities	309,284	(8,161)	39,496	(1,016)	348,780	(9,177)

Debt securities	739,846	(14,416)	630,878	(7,328)	1,370,724	(21,744)

Non-redeemable preferred stocks	6,400	(1,575)	—	—	6,400	(1,575)
Common stocks	3	(2)	—	—	3	(2)

Equity securities	6,403	(1,577)	—	—	6,403	(1,577)

Total investment securities	$746,249	$(15,993)	$630,878	$(7,328)	$1,377,127	$(23,321)

Unrealized losses at December 31, 2008 resulted from 581 positions out of a total of 1,200 positions held with approximately 142 positions in an unrealized loss position greater than one year. The unrealized losses at December 31, 2008 primarily were caused by an increase in interest rates from a widening of credit spreads. All issuers of securities trading at an unrealized loss remain current on all contractual payments, and we believe it is probable that we will be able to collect amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The detail of realized gains (losses) included with investment income was as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(in thousands)
Gross realized gains	$56,879	$20,501	$81,052
Gross realized losses	(136,296)	(8,833)	(13,556)

Net realized (losses) gains	$(79,417)	$11,668	$67,496

Gross realized investment gains included gains from the sale of venture capital investments of $2.4 million in 2008, $16.0 million in 2007, and $76.2 million in 2006.

Gross realized investment losses included other-than-temporary impairments of $103.1 million in 2008, including credit related write-downs of $82.9 million and interest-related write-downs of $20.2 million. The credit-related impairments in 2008 primarily were due to investments in Lehman Brothers Holdings Inc. (Lehman) and certain of its subsidiaries, which filed for bankruptcy protection in 2008. The interest-related impairments were due to declines in values of securities, primarily associated with the financial services industry, for which we were uncertain of our intent to hold until recovery or maturity. There were no material other-than-temporary impairments in 2007 and 2006.

5. FAIR VALUE

The following table summarizes our fair value measurements at December 31, 2008 for financial assets measured at fair value on a recurring basis:

	Fair Value at December 31, 2008	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$1,970,423	$1,970,423	$—	$—
Investment securities	5,215,442	—	5,123,516	91,926
Securities lending invested collateral	402,399	—	402,399	—

Total invested assets	$7,588,264	$1,970,423	$5,525,915	$91,926

During the year ended December 31, 2008, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

2008
(in thousands)
Beginning balance at January 1, 2008	$18,698
Total gains or losses:
Realized in earnings	(3,410)
Unrealized in other comprehensive income	1,080
Purchases, sales, issuances, and settlements, net	(19,965)
Transfers in and/or out of Level 3	95,523

Balance at December 31, 2008	$91,926

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which total $74.1 million, or less than 1% of our total invested assets, primarily consist of tax-exempt bonds, rated AAA by S&P and collateralized by federally guaranteed student loans. Liquidity issues in the global credit markets led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when a successful auction occurs, the securities are called or refinanced by the issuer, a buyer is found outside the auction process, or the security matures. We continue to receive income on all auction rate securities and from time to time full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices and as such unobservable inputs were used.

Total gains or losses included in earnings for the year ended December 31, 2008 were included in investment income.

6. MEDICARE PART D

As discussed in Note 2, on January 1, 2006, we began covering prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. In 2008, we paid $78.7 million related to our reconciliation with CMS regarding the 2007 Medicare Part D risk corridor provisions. The consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2008 and 2007:

	2008		2007
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$78,728	$322,108	$30,578	$580,383
Trade accounts payable and accrued expenses	(23,311)	(219,676)	(133,169)	(273,045)

Net current asset (liability)	$55,417	$102,432	$(102,591)	$307,338

7. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Land	$16,206	$16,699
Buildings	360,655	320,180
Equipment and computer software	1,468,540	1,256,382

	1,845,401	1,593,261
Accumulated depreciation	(1,133,909)	(956,020)

Property and equipment, net	$711,492	$637,241

Depreciation expense was $183.3 million in 2008, $162.4 million in 2007, and $128.6 million in 2006.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2008 and 2007 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2006	$782,501	$528,130	$1,310,631
Acquisitions and subsequent payments/adjustments	335,822	17,486	353,308

Balance at December 31, 2007	1,118,323	545,616	1,663,939
Acquisitions and subsequent payments/adjustments	148,596	150,576	299,172

Balance at December 31, 2008	$1,266,919	$696,192	$1,963,111

Other intangible assets primarily relate to acquired customer contracts and are included with other long-term assets in the consolidated balance sheets. Amortization expense for other intangible assets was approximately $37.1 million in 2008, $22.4 million in 2007 and $20.0 million in 2006. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2009	$40,500
2010	36,801
2011	35,091
2012	33,513
2013	29,908

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2008 and 2007:

	Weighted Average Life	2008			2007
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	10.8 yrs	$341,085	$86,288	$254,797	$251,107	$55,266	$195,841
Provider contracts	18.0 yrs	36,253	4,903	31,350	27,783	3,022	24,761
Trade names and other	8.9 yrs	22,486	7,345	15,141	20,416	4,245	16,171

Total other intangible assets	11.4 yrs	$399,824	$98,536	$301,288	$299,306	$62,533	$236,773

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. BENEFITS PAYABLE

Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Balances at January 1	$2,355,461	$1,979,733	$1,334,716
Acquisitions	96,021	41,029	21,198
Incurred related to:
Current year	21,092,135	18,015,247	15,374,855
Prior years	(268,027)	(242,922)	(178,998)

Total incurred	20,824,108	17,772,325	15,195,857

Paid related to:
Current year	(18,832,301)	(16,012,828)	(13,532,139)
Prior years	(1,544,507)	(1,424,798)	(1,039,899)

Total paid	(20,376,808)	(17,437,626)	(14,572,038)

Balances at December 31	$2,898,782	$2,355,461	$1,979,733

Military services benefits payable of $306.8 million and $341.4 million at December 31, 2008 and 2007, respectively, primarily consisted of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government, as more fully described in Note 2 to the consolidated financial statements. This amount is generally offset by a corresponding receivable due from the federal government.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development). The favorable development experienced over the last three years is attributable to the following factors:

•	Utilization of hospital and physician services ultimately was lower than our original estimates for both our Commercial and Medicare lines of business.

•	Rapid growth in our Medicare private fee-for-service product in new geographic areas resulted in more limited historical information from which to base trend rate estimates.

•

A shortening of the cycle time associated with provider claim submissions and changes in claim payment and recovery patterns associated with outsourcing claims processing functions for our Medicare private fee-for-service product.

•

First-year Medicare Part D enrollment and eligibility issues during 2006 led to actual claim settlements with other health plans and various state governments during 2007 for amounts less than originally estimated. Similar adjustments in 2008 were not significant due to a lower volume of new enrollees and improvements in the program’s enrollment process in 2007 and subsequent years.

•

Finally, hurricanes in Florida and Louisiana during the second half of 2005 ultimately resulted in the utilization of health care services being less than historical trend levels for the last several months of 2005, particularly in our Commercial business in the affected areas.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit expenses associated with military services and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Military services	$2,819,787	$2,481,814	$2,208,033
Future policy benefits	64,338	16,392	17,314

Total	$2,884,125	$2,498,206	$2,225,347

10. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Current provision:
Federal	$336,870	$452,286	$192,878
States and Puerto Rico	30,829	36,066	11,722

Total current provision	367,699	488,352	204,600
Deferred benefit	(22,005)	(32,736)	70,062

Provision for income taxes	$345,694	$455,616	$274,662

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2008, 2007 and 2006 due to the following:

	2008	2007	2006
	(in thousands)
Income tax provision at federal statutory rate	$347,497	$451,255	$266,730
States, net of federal benefit and Puerto Rico	12,412	23,377	18,301
Tax exempt investment income	(21,253)	(20,254)	(15,713)
Contingent tax reserves (benefits)	—	—	1,570
Other, net	7,038	1,238	3,774

Provision for income taxes	$345,694	$455,616	$274,662

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2008 and 2007 were as follows:

	Assets (Liabilities)
	2008	2007
	(in thousands)
Compensation and other accrued expenses	$117,037	$98,852
Future policy benefits payable	121,259	65,919
Investment securities	113,854	7,739
Net operating loss carryforward	60,342	39,842
Unearned premiums	25,203	22,894
Professional liability risks	10,331	13,235
Capital loss carryforward	9,272	—
Benefits payable	1,543	—

Total deferred income tax assets	458,841	248,481

Valuation allowance	(28,063)	—

Total deferred income tax assets, net of valuation allowance	430,778	248,481

Depreciable property and intangible assets	(211,012)	(186,673)
Prepaid expenses and other	(68,612)	(75,029)
Investment securities	—	(6,894)
Benefits payable	—	(605)

Total deferred income tax liabilities	(279,624)	(269,201)

Total net deferred income tax assets (liabilities)	$151,154	$(20,720)

Amounts recognized in the consolidated balance sheets:
Other current assets	$96,349	$14,986
Other long-term assets	54,805	(35,706)

Total net deferred income tax assets	$151,154	$(20,720)

At December 31, 2008, we had approximately $164.7 million of net operating losses to carry forward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2009 through 2026. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $76.6 million of net operating loss carryforwards (“SRLY NOLs”) related to our 2007 acquisition of KMG. For the remainder of the net operating loss carryforwards, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

We file income tax returns in the United States and certain foreign jurisdictions. In 2007, the Internal Revenue Service (IRS) completed its examination of our U.S. income tax returns for 2003 and 2004 which did not result in any material adjustments. With few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations by tax authorities for years before 2005. The IRS commenced an examination of our U.S. income tax returns for 2005 and 2006 during 2007 that is anticipated to be completed in 2009. As of December 31, 2008, we are not aware of any material adjustments the IRS may propose.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. We recognize interest accrued related to unrecognized tax benefits and penalties in tax expense. The liability for unrecognized tax benefits was $16.8 million and $16.0 million at December 31, 2008 and 2007, respectively all of which would affect the effective tax rate if recognized. The only change to the liability during the twelve months ended December 31, 2008, was accrued interest. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by approximately $16.8 million as a result of audit settlements.

11. DEBT

The carrying value of long-term debt outstanding was as follows at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	(in thousands)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$546,206	$533,083
$500 million, 7.20% due June 15, 2018	509,540	—
$300 million, 6.30% due August 1, 2018	325,984	316,132
$250 million, 8.15% due June 15, 2038	267,234	—

Total senior notes	1,648,964	849,215
Credit agreement	250,000	800,000
Other long-term borrowings	38,068	38,608

Total long-term debt	$1,937,032	$1,687,823

Senior Notes

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

We had been parties to interest-rate swap agreements to exchange the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes had been adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103.4 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes, resulting in a weighted-average effective interest rate fixed at 6.08%. The unamortized carrying value adjustment was $100.7 million as of December 31, 2008.

Credit Agreement

Our 5-year $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a revolving credit basis or a competitive advance basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, currently 35 basis points, varies depending on our credit ratings ranging from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 10 basis points, may fluctuate

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for each day in which borrowings under the facility exceed 50% of the total $1.0 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth and a maximum leverage ratio. We are in compliance with the financial covenants.

At December 31, 2008, we had $250 million of borrowings outstanding under the credit agreement at an interest rate, which varies with LIBOR, of 0.98%. In addition, we have outstanding letters of credit of $3.1 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of December 31, 2008, we had $746.9 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $38.1 million at December 31, 2008 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $2.0 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

Fair Value

The fair value of our long-term debt was $1,503.4 million at December 31, 2008. The carrying value of our debt at December 31, 2007 of $1,687.8 million, which was variable, primarily due to our now terminated interest-rate swap agreements, approximated fair value.

12. DERIVATIVE FINANCIAL INSTRUMENTS

Upon issuance of our senior notes, we entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on our senior notes from fixed rates to variable rates to more closely align interest costs with floating interest rates received on our cash equivalents and investment securities. Our swap agreements, which were considered derivative instruments, exchanged the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. The notional amount of the swap agreements was equal to the par amount of our senior notes. These swap agreements were qualified and designated as a fair value hedge. The gain or loss on the swap agreements as well as the offsetting loss or gain on the senior notes was recognized in current earnings. We included the gain or loss on the swap agreements in interest expense, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for 2008, 2007, or 2006. The fair value of our swap agreements of $51.5 million at December 31, 2007 was included in other long-term assets on the consolidated balance sheet.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, we terminated all of our interest-rate swap agreements for cash consideration of $93.0 million. We recognized a $10.4 million impairment charge as a realized investment loss associated with the termination of a swap with a subsidiary of Lehman, which subsequently filed for bankruptcy protection.

13. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $79.6 million in 2008, $69.7 million in 2007, and $56.0 million in 2006, all of which was funded currently to the extent it was deductible for federal income tax purposes. Based on the closing stock price of $37.28 on December 31, 2008, approximately 19% of the retirement and savings plan’s assets were invested in our common stock representing 3% of the shares outstanding as of December 31, 2008. Through December 31, 2006, the Company match was invested in the Humana common stock fund. However, a participant could reinvest any funds, including the Company match in the Humana common stock fund, in any other plan investment option at any time. Beginning January 1, 2007, the Company’s cash match is invested pursuant to the participant’s contribution direction.

Stock-Based Compensation

We have plans under which options to purchase our common stock and restricted stock awards have been granted to executive officers, directors and key employees. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock. The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(in thousands)
Stock-based compensation expense by type:
Stock options	$18,202	$15,408	$18,025
Restricted stock awards	37,167	26,724	14,533

Total stock-based compensation expense	55,369	42,132	32,558
Tax benefit recognized	(20,282)	(15,568)	(12,028)

Stock-based compensation expense, net of tax	$35,087	$26,564	$20,530

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $16.9 million in 2008, $48.0 million in 2007, and $47.8 million in 2006. There was no capitalized stock-based compensation expense.

The stock plans provide that one restricted share is equivalent to 1.7 stock options. At December 31, 2008, there were 14,708,198 shares reserved for stock award plans, including 7,714,499 shares of common stock available for future grants assuming all stock options or 4,537,941 shares available for future grants assuming all restricted shares.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average fair value of each option granted during 2008, 2007, and 2006 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2008	2007	2006
Weighted-average fair value at grant date	$17.95	$21.07	$19.10
Expected option life (years)	5.1	4.8	4.8
Expected volatility	28.2%	28.9%	31.6%
Risk-free interest rate at grant date	2.9%	4.5%	4.6%
Dividend yield	None	None	None

When valuing employee stock options, we stratify the employee population into three homogenous groups that historically have exhibited similar exercise behaviors. These groups are executive officers, directors, and all other employees. We value the stock options based on the unique assumptions for each of these employee groups.

We calculate the expected term for our employee stock options based on historical employee exercise behavior and base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term.

The volatility used to value employee stock options is based on historical volatility. We calculate historical volatility using a simple-average calculation methodology based on daily price intervals as measured over the expected term of the option. We have consistently applied this methodology since our adoption of the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123.

Activity for our option plans was as follows for the year ended December 31, 2008:

	Shares Under Option	Weighted- Average Exercise Price
Options outstanding at December 31, 2007	5,079,429	$36.68
Granted	1,336,438	59.10
Exercised	(534,215)	22.71
Expired	(7,098)	50.70
Forfeited	(97,439)	62.53

Options outstanding at December 31, 2008	5,777,115	$42.70

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share (1)	Aggregate Intrinsic Value ($000) (1)
Options exercisable at December 31, 2008	3,608,012	$32.60	3.89 Years	$10.12	$36,512
Options vested and expected to vest at December 31, 2008(2)	5,707,542	$42.57	4.31 Years	$6.41	$36,606

(1)	Computed based upon the amount by which the fair market value of our common stock at December 31, 2008 of $36.96 per share exceeded the weighted-average exercise price.
(2)	We began estimating forfeitures upon adoption of SFAS 123R on January 1, 2006.

The total intrinsic value of stock options exercised during 2008 was $18.3 million, compared with $133.9 million during 2007 and $133.7 million during 2006. Cash received from stock option exercises for the years ended December 31, 2008, 2007, and 2006 totaled $12.1 million, $62.7 million, and $49.2 million, respectively.

Total compensation expense not yet recognized related to nonvested options was $26.4 million at December 31, 2008. We expect to recognize this compensation expense over a weighted-average period of approximately 1.6 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally three years from the date of grant.

The weighted-average grant date fair value of our restricted stock awards was $68.10, $63.59, and $54.36 for the years ended December 31, 2008, 2007, and 2006, respectively. Activity for our restricted stock awards was as follows for the year ended December 31, 2008:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2007	1,844,978	$53.61
Granted	666,571	68.10
Vested	(421,261)	34.10
Forfeited	(82,987)	63.22

Nonvested restricted stock at December 31, 2008	2,007,301	$62.12

The fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $28.7 million, $3.4 million, and $2.3 million, respectively. Beginning in 2005, a greater proportion of stock awards granted to employees, excluding executive officers, were restricted stock awards with a three-year vesting schedule as opposed to stock options, which resulted in an increase in the fair value of shares vested from 2007 to 2008. Total compensation expense not yet recognized related to nonvested restricted stock awards was $42.5 million at December 31, 2008. We expect to recognize this compensation expense over a weighted-average period of approximately 1.2 years. There are no other contractual terms covering restricted stock awards once vested.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands, except per share results)
Net income available for common stockholders	$647,154	$833,684	$487,423

Weighted-average outstanding shares of common stock used to compute basic earnings per common share	167,172	166,871	164,137
Dilutive effect of:
Employee stock options	1,173	2,251	3,542
Restricted stock	842	698	317

Shares used to compute diluted earnings per common share	169,187	169,820	167,996

Basic earnings per common share	$3.87	$5.00	$2.97

Diluted earnings per common share	$3.83	$4.91	$2.90

Restricted stock and stock options to purchase 3,243,933 shares in 2008, 1,017,381 shares in 2007, and 854,379 shares in 2006 were anti-dilutive and, therefore, were not included in the computations of diluted earnings per common share.

15. STOCKHOLDERS’ EQUITY

On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. During the year ended December 31, 2008, we repurchased 2.1 million shares in open market transactions for $92.8 million at an average price of $44.19. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. Due to continued volatility and turmoil in the financial markets, we have not yet repurchased any shares under the July 2008 authorization. The presently-authorized share repurchase program expires on December 31, 2009.

In connection with employee stock plans, we acquired 0.2 million common shares for $13.3 million and 0.4 million common shares for $27.4 million during the year ended December 31, 2008 and 2007, respectively.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the statutory financial statements as of December 31, 2008, we maintained aggregate statutory capital and surplus of $3.5 billion in our state regulated subsidiaries, $1.4 billion above the aggregate $2.1 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

16. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2019. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an administrative expense, for all operating leases were as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Rent expense	$142,885	$121,163	$104,711
Sublease rental income	(9,283)	(10,254)	(10,442)

Net rent expense	$133,602	$110,909	$94,269

Future annual minimum payments due subsequent to December 31, 2008 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
For the years ending December 31:
2009	$143,446	$(1,464)	$141,982
2010	131,076	(1,260)	129,816
2011	99,139	(650)	98,489
2012	69,428	(372)	69,056
2013	35,313	(106)	35,207
Thereafter	69,829	(177)	69,652

Total	$548,231	$(4,029)	$544,202

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $52.1 million in 2009, $41.3 million in 2010, $27.6 million in 2011, $14.2 million in 2012, and $13.3 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any SPE transactions.

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

Government Contracts

Our Medicare business, which accounted for approximately 60% of our total premiums and ASO fees for the year ended December 31, 2008, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2009.

CMS has announced that it will perform audits of selected Medicare Advantage plans each year to validate the provider coding practices under the risk-adjustment model used to reimburse Medicare Advantage plans. These audits will involve a comprehensive review of medical records, and may result in contract-level payment adjustments to premium payments made to a health plan pursuant to its Medicare contract with CMS or other payment reductions. The first data validation audits will focus on risk-adjustment data for 2006 used to determine 2007 payment amounts.

Several Humana contracts are included in audits being undertaken by CMS. If necessary, based on audit results, CMS may make contract-level payment adjustments that may occur during 2009, and adjustments may occur prior to Humana or other Medicare Advantage plans having the opportunity to appeal audit findings. We primarily rely on providers to appropriately document risk-adjustment data in their medical records and appropriately code their claim submissions, which we send to CMS as the basis for our risk-adjustment model premium. We are working with CMS and our industry group to develop an orderly audit process, for which CMS has not yet indicated the complete details. Therefore, we are unable to predict the complete audit methodology to be used by CMS, the outcome of these audits, or whether these audits would result in a payment adjustment. However, it is reasonably possible that a payment adjustment as a result of these audits could occur, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2008, primarily consisted of the TRICARE South Region contract. The 5-year South Region contract, which expires March 31, 2009, is subject to annual renewals on April 1 of each year at the government’s option. On January 16, 2009, we entered into an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract. The Amendment added one additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, and two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the sixth, seventh, and eighth option periods is at the government’s option. Under these extensions, government requirements, terms and conditions will remain the same as the current contract. On January 22, 2009, we were notified by the government of its intent to exercise its option to extend the TRICARE contract for the sixth option period. As required under the contract, the target underwritten health care cost and underwriting fee amounts for each option period are negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on us. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our results of operations, financial position, and cash flows.

On March 24, 2008, the Department of Defense issued its formal request for proposal for new contracts for TRICARE medical benefits nationwide. We submitted our bid in June 2008 and, after discussions with the Department of Defense, submitted our final proposal revisions in January 2009. If we are not awarded a new TRICARE contract, it could have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for year ended December 31, 2008, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. In August 2008, we renewed our Medicaid contracts with the Puerto Rico Insurance Administration for the East and Southeast regions. These contracts expire on June 30, 2009. We also provide services under a three-year ASO contract with the Puerto Rico Health Administration for the Metro North Region. The Puerto Rico Health Administration did not renew the third year of the ASO contract and the contract expired on September 30, 2008. The loss of this contract did not have a material effect on our results of operations, financial position, or cash flows.

The loss of any of the contracts above (exclusive of the three-year Puerto Rico contracts) or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Legal Proceedings

Securities and Related Class Action Litigation

In March and April of 2008, Humana and certain of its officers (collectively, the “Class Action Defendants”) were named as defendants in three substantially similar federal securities class actions filed in the U.S. District Court for the Western District of Kentucky, Louisville Division (Capuano v. Humana Inc. et al., No. 3:08cv-162 M, filed on March 26, 2008; Lach v. Humana Inc. et al., No. 3:08cv-181-H, filed on April 4, 2008; and Dirusso v. Humana Inc. et al., No. 3:08cv-187-H, filed on April 8, 2008). On July 17, 2008, those cases were consolidated and captioned In re Humana Inc. Securities Litigation, No. 3:08-CV-162-JHM-DW, and the Alaska Laborers Employers Retirement Fund and three individuals were designated as lead plaintiffs. On

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 16, 2008, the lead plaintiffs filed a consolidated amended class action complaint (the “Consolidated Class Action Complaint”), which alleges that, from February 4, 2008 through March 11, 2008, the Class Action Defendants misled investors by knowingly making materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The Consolidated Class Action Complaint alleges that the Class Action Defendants’ statements regarding Humana’s projected earnings per share were materially false and misleading because they failed to disclose that (i) Humana’s financial reporting lacked a reasonable basis due to significant material weaknesses in Humana’s internal controls, (ii) Humana could not properly calculate the prescription drug costs of its newly-acquired members, the mix of high and low cost members, and the correct pricing and discounts for its stand-alone Medicare Part D prescription drug plans (“PDPs”), and (iii) the assumptions underlying the earnings guidance that Humana issued in February 2008 were flawed. The Consolidated Class Action Complaint alleges that these actions violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the named officers are also liable as control persons under Section 20(a) of the Securities Exchange Act. The Consolidated Class Action Complaint seeks the following relief: (i) certification of the action as a class action and designation of lead plaintiffs as class representatives; (ii) compensatory damages, including interest; (iii) an award of plaintiffs’ legal fees and expenses; and (iv) other relief that the court deems just and proper. On November 14, 2008, the Class Action Defendants filed a motion seeking dismissal of the case. The plaintiffs filed their opposition to that motion on January 13, 2009. The Class Action Defendants’ reply brief in support of their motion is due on February 27, 2009.

In addition, Humana’s directors and certain officers (collectively, the “Derivative Defendants”) have been named as defendants in two substantially similar shareholder derivative actions filed in the Circuit Court for Jefferson County, Kentucky (Del Gaizo v. McCallister et al., No. 08-CI-003527, filed on March 27, 2008; and Regiec v. McCallister et al., No. 08-CI-04236, filed on April 16, 2008) (collectively, the “Derivative Complaints”). Humana is named as a nominal defendant. The Derivative Complaints are premised on the same basic allegations and events underlying the federal securities class action described above, and allege, among other things, that some or all of the Derivative Defendants (i) caused Humana to misrepresent its business prospects, (ii) failed to correct Humana’s earnings guidance, and (iii) caused Humana to charge co-payments for its PDPs that were based on incorrect estimates. The Derivative Complaints assert claims against the Derivative Defendants for breach of fiduciary duty, corporate waste, and unjust enrichment. The Derivative Complaints also assert claims against certain directors and officers of Humana for allegedly breaching their fiduciary duties by engaging in insider sales of Humana common stock and misappropriating Humana information. The Derivative Complaints seek the following relief, among other things: (i) damages in favor of Humana; (ii) an order directing Humana to take actions to reform and improve its internal governance and procedures, including holding shareholder votes on certain corporate governance policies and resolutions to amend Humana’s Bylaws or Articles of Incorporation; (iii) restitution and disgorgement of the Derivative Defendants’ alleged profits, benefits, and other compensation; (iv) an award of plaintiffs’ legal costs and expenses; and (v) other relief that the court deems just and proper. The state court derivative actions are stayed pending the outcome of the Class Action Defendants’ motion to dismiss the federal securities case.

In mid-2008, Humana and certain of its officers (collectively, the “ERISA Defendants”) were also named as defendants in three substantially similar class action lawsuits filed in the Western District of Kentucky, Louisville Division, on behalf of a purported class of participants in and beneficiaries of the Humana Retirement and Savings Plan and the Humana Puerto Rico 1165(d) Retirement Plan (the “Plans”) (Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, filed on April 22, 2008; Rose et al. vs. Humana Inc. et al., No. 3:08cv-236-JBC, filed on May 1, 2008; and Riggs v. Humana Inc. et al., No. 3:08cv-304-M, filed on June 10, 2008). On September 9, 2008, those cases were consolidated and captioned Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, and four individuals were designated as lead plaintiffs. On October 24, 2008, the lead plaintiffs filed an amended complaint alleging violations of the Employee Retirement Income Security Act

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“ERISA”) (the “Amended ERISA Complaint”), which alleges, among other things, that the ERISA Defendants breached their fiduciary duties under ERISA by (i) offering Humana stock as an investment option within the Plans and making contributions in Humana stock when that stock was not a prudent investment for participants’ retirement savings, (ii) providing misleading information, knowingly concealing information, and failing to provide participants with complete and accurate information regarding Humana’s financial condition, its internal controls, its business practices, and the prudence of investing in its stock, (iii) failing to adequately monitor the Plans’ fiduciaries and remove any fiduciaries whose performance was inadequate, and (iv) failing to avoid conflicts of interest and to serve the interests of the Plans’ participants and beneficiaries with undivided loyalty. The Amended ERISA Complaint also alleges that certain defendants are liable for those breaches as co-fiduciaries because they enabled, knowingly participated in and/or knew of and failed to remedy those breaches. The Amended ERISA Complaint seeks the following relief, among other things: (i) repayment of alleged losses to the Plans, restoration of profits that the ERISA Defendants allegedly made using the Plans’ assets, and restoration of Plan participants’ lost profits; (ii) imposition of a constructive trust on any amounts by which the ERISA Defendants were unjustly enriched at the expense of the Plans; (iii) appointment of one or more independent fiduciaries to participate in managing the Plans’ investment in Humana stock; (iv) actual damages; (v) an award of plaintiffs’ legal fees and costs; and (vi) equitable restitution and other equitable monetary relief. On December 8, 2008, the ERISA Defendants filed a motion seeking dismissal of the case. The plaintiffs filed their opposition to that motion on January 29, 2009. The ERISA Defendants’ reply brief in support of their motion is due on March 2, 2009.

Provider Litigation

Humana Military Healthcare Services, Inc. (“HMHS”) has been named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against HMHS. The Sacred Heart Complaint alleges, among other things, that, HMHS breached its network agreements with a class of hospitals, including the seven named plaintiffs, in six states that contracted for reimbursement of outpatient services provided to beneficiaries of the Department of Defense’s TRICARE health benefits program (“TRICARE”). The Complaint alleges that HMHS breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). HMHS denies that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint seeks, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by HMHS, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requests damages and other relief the court deems just and proper for its individual claim against HMHS for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of “all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with [HMHS] to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with [HMHS] to submit any such disputes with [HMHS] to arbitration.” HMHS is challenging the certification of this class action. On October 9, 2008, HMHS petitioned the U.S. Court of Appeals for the Eleventh Circuit pursuant to Federal Rule of Civil Procedure 23(f) for permission to appeal on an interlocutory basis. On November 14, 2008, the Court of Appeals granted HMHS’s petition. On November 21, 2008, the district court stayed proceedings in the case pending the result of the appeal on the class issue or until further notice.

Humana intends to defend each of these actions vigorously.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Lawsuits and Regulatory Matters

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

In February 2008, the New York Attorney General initiated an industry-wide investigation into certain provider-payment practices. Like other companies, we received subpoenas in connection with this matter. We have cooperated fully with the investigation. Our operations in New York consist primarily of Medicare business which is not subject to the investigation. Subsequently, the New York Attorney General has settled this matter with certain other industry participants. In addition, we have also responded to similar requests for information from other states’ attorneys general.

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, intellectual property matters, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims, challenges to our implementation of the new Medicare prescription drug program and other litigation.

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

The outcome of the securities litigation, provider litigation, and other current or future suits or governmental investigations cannot be accurately predicted with certainty, and it is reasonably possible that their outcomes could have a material adverse effect on our results of operations, financial position, and cash flows.

17. SEGMENT INFORMATION

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

The accounting policies of each segment are the same and are described in Note 2. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments. Members served by our two segments often utilize the same provider networks, in some instances enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Our segment results were as follows for the years ended December 31, 2008, 2007, and 2006:

	Government Segment
	2008	2007	2006
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$13,777,999	$11,173,417	$8,499,064
Medicare stand-alone PDP	3,380,400	3,668,425	3,050,304

Total Medicare	17,158,399	14,841,842	11,549,368
Military services	3,218,270	2,839,790	2,543,930
Medicaid	591,535	555,594	520,520

Total premiums	20,968,204	18,237,226	14,613,818
Administrative services fees	85,868	73,659	49,442
Investment income	115,162	182,616	116,075
Other revenue	1,782	1,705	1,783

Total revenues	21,171,016	18,495,206	14,781,118

Operating expenses:
Benefits	18,007,907	15,279,610	12,424,047
Selling, general and administrative	2,223,153	2,042,249	1,730,243
Depreciation and amortization	124,094	108,291	85,071

Total operating expenses	20,355,154	17,430,150	14,239,361

Income from operations	815,862	1,065,056	541,757
Interest expense	30,622	37,525	27,912

Income before income taxes	$785,240	$1,027,531	$513,845

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 72% for 2008, 71% for 2007 and 67% for 2006.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Segment
	2008	2007	2006
	(in thousands)
Revenues:
Premiums:
Fully-insured:
PPO	$3,582,692	$3,664,019	$3,684,442
HMO	2,586,711	1,998,981	2,019,936

Total fully-insured	6,169,403	5,663,000	5,704,378
Specialty	927,237	534,121	410,986

Total premiums	7,096,640	6,197,121	6,115,364
Administrative services fees	366,011	317,856	291,769
Investment income	105,053	131,623	175,805
Other revenue	207,652	148,183	52,481

Total revenues	7,775,356	6,794,783	6,635,419

Operating expenses:
Benefits	5,700,326	4,990,921	4,997,157
Selling, general and administrative	1,721,499	1,434,219	1,291,266
Depreciation and amortization	96,256	76,521	63,527

Total operating expenses	7,518,081	6,501,661	6,351,950

Income from operations	257,275	293,122	283,469
Interest expense	49,667	31,353	35,229

Income before income taxes	$207,608	$261,769	$248,240

18. REINSURANCE

Certain blocks of insurance assumed in acquisitions, primarily life, long-term care, and annuities in run-off status, are subject to reinsurance where some or all of the underwriting risk related to these policies has been ceded to a third party. In addition, a large portion of our reinsurance takes the form of 100% coinsurance agreements where, in addition to all of the underwriting risk, all administrative responsibilities, including premium collections and claim payment, have also been ceded to a third party. We acquired these policies and related reinsurance agreements with the purchase of stock of companies in which the policies were originally written. We acquired these companies for business reasons unrelated to these particular policies, including the companies’ other products and licenses necessary to fulfill strategic plans.

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

Reinsurance recoverables represent the portion of future policy benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other long-term assets, were $365.8 million at December 31, 2008 and $341.6 million at December 31, 2007. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was 63% at December 31, 2008 and 70% at December 31, 2007. Premiums ceded were $34.2 million in 2008, $13.4 million in 2007 and $15.7 million in 2006.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2008 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2008
	(in thousands)
Protective Life Insurance Company	$208,844	A+ (superior)
All others	156,950	A+ to A- (excellent)

	$365,794

The all other category represents approximately 20 reinsurers with individual balances less than $40 million. Two of these reinsurers have placed $29.4 million of cash and securities in trusts, an amount at least equal to the recoverable from the reinsurer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Humana Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries (“Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting of the 2008 Annual Report to Stockholders appearing under Item 9A. Our responsibility is to express opinions on these financial statements, financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting of the 2008 Annual Report to Stockholders appearing under Item 9A, management has excluded SecureHorizons, OSF, Metcare, and Cariten from its assessment of internal control over financial reporting as of December 31, 2008 because these entities were acquired by the Company in purchase business combinations during 2008. We have also excluded SecureHorizons, OSF, Metcare, and Cariten from our audit of internal control over financial reporting. These entities are wholly-owned subsidiaries whose total assets and total revenues represent 6% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 20, 2009

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2008 and 2007 follows:

	2008
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$6,959,704	$7,350,862	$7,148,170	$7,487,636
Income before income taxes	123,928	325,014	282,860	261,046
Net income	80,170	209,896	183,008	174,080
Basic earnings per common share	0.48	1.26	1.10	1.04
Diluted earnings per common share	0.47	1.24	1.09	1.03

	2007
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$6,204,813	$6,426,797	$6,319,584	$6,338,795
Income before income taxes	112,221	339,590	478,502	358,987
Net income	71,241	216,846	302,378	243,219
Basic earnings per common share	0.43	1.30	1.81	1.45
Diluted earnings per common share	0.42	1.28	1.78	1.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation as of December 31, 2008, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

In conducting management’s evaluation as described above, SecureHorizons, OSF, Metcare, and Cariten, all acquired during 2008, were excluded. These operations, which are included in the 2008 consolidated financial statements of the Company, constituted less than 2% of the Company’s consolidated revenues and income before income taxes for the year ended December 31, 2008, and less than 6% of total assets as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 102.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 1, 2009, the Company implemented a new general ledger system. This implementation was part of our routine and ongoing process of upgrading and enhancing our financial systems and was not in response to any internal control deficiency. As appropriate, the Company is modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting.

Michael B. McCallister

President and Chief Executive Officer

James H. Bloem

Senior Vice President, Chief Financial Officer and Treasurer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9B.	OTHER INFORMATION

On February 19, 2009, the Organization & Compensation Committee of the Board of Directors adopted a policy that permits the recoupment (commonly referred to as a “clawback” policy) of certain performance-based compensation, set forth by the following design elements:

•	Applies to all of our executive officers;

•	Permits the recoupment of compensation in the event of a material restatement in our financials as a result of the misconduct or fraud on the part of the executive officer;

•

Permits the recoupment of all cash-based incentives earned by the executive officer involved in the misconduct or fraud during the twelve month period following the first public issuance of the financials that are the subject of the restatement; and

•	Grants discretion to the Organization & Compensation Committee to govern the clawback provision’s application.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the caption “Election of Directors” of such Proxy Statement.

Executive Officers of the Registrant

Set forth below are names and ages of all of our current executive officers as of February 1, 2009, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	56	President and Chief Executive Officer	09/89	(1)
James E. Murray	55	Chief Operating Officer	08/90	(2)
James H. Bloem	58	Senior Vice President—Chief Financial Officer and Treasurer	02/01	(3)
Bruce J. Goodman	67	Senior Vice President—Chief Service and Information Officer	04/99	(4)
Bonita C. Hathcock	60	Senior Vice President—Chief Human Resources Officer	05/99	(5)
Thomas J. Liston	47	Senior Vice President—Senior Products	01/97	(6)
Jonathan T. Lord, M.D.	54	Senior Vice President—Chief Innovation Officer	04/00	(7)
Heidi S. Margulis	55	Senior Vice President—Government Relations	12/95	(8)
Christopher M. Todoroff	46	Senior Vice President and General Counsel	08/08	(9)
Steven E. McCulley	47	Vice President and Controller (Principal Accounting Officer)	08/04	(10)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Mr. McCallister joined the Company in June 1974.
(2)	Mr. Murray currently serves as Chief Operating Officer, having held this position since February 2006. Prior to that, Mr. Murray held the position of Chief Operating Officer—Market and Business Segment Operations from September 2002 to February 2006. Mr. Murray joined the Company in December 1989.
(3)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Mr. Bloem joined the Company in February 2001.
(4)	Mr. Goodman currently serves as Senior Vice President and Chief Service and Information Officer having held this position since September 2002. Mr. Goodman joined the Company in April 1999.

(5)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer having held this position since May 1999 when she joined the Company.
(6)	Mr. Liston currently serves as Senior Vice President—Senior Products having held this position since July 2008. Prior to that, Mr. Liston held the position of Senior Vice President—Strategy and Corporate Development from July 2000 to June 2008. Mr. Liston joined the Company in December 1994.
(7)	Dr. Lord currently serves as Senior Vice President and Chief Innovation Officer having held this position since September 2002. Dr. Lord joined the Company in April 2000.
(8)	Ms. Margulis currently serves as Senior Vice President—Government Relations having held this position since January 2000. Ms. Margulis joined the Company in November 1985.
(9)	Mr. Todoroff currently serves as Senior Vice President and General Counsel having held this position since August 2008. Prior to joining the Company, Mr. Todoroff served as Vice President, Senior Corporate Counsel and Corporate Secretary for Aetna Inc. from 2006 through July 2008. Mr. Todoroff joined Aetna’s Legal Department in 1995 and held various positions of increasing responsibility.
(10)	Mr. McCulley currently serves as Vice President and Controller (Principal Accounting Officer) having held this position since August 2004. Prior to that, he served as Vice President and Controller from January 2001 to August 2004. Mr. McCulley joined the Company in May 1990.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, violations of which should be reported to the Audit Committee. The code may be viewed through the Investor Relations section of our web site at www.humana.com. Any amendment to or waiver of the application of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly disclosed through the Investor Relations section of our web site at www.humana.com.

Code of Business Conduct and Ethics

Since 1995, we have operated under an omnibus Code of Ethics and Business Conduct, known as the Humana Inc. Principles of Business Ethics, which includes provisions ranging from restrictions on gifts to conflicts of interest. All employees and directors are required to annually affirm in writing their acceptance of the code. The Humana Inc. Principles of Business Ethics was adopted by our Board of Directors in February 2004 as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Principles of Business Ethics is available on our web site at www.humana.com and upon a written request addressed to Humana Inc. Vice President and Corporate Secretary at 500 West Main Street, 27th Floor, Louisville, Kentucky 40202. Any waiver of the application of the Humana Inc. Principles of Business Ethics to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.

Corporate Governance Items

We have made available free of charge on or through the Investor Relations section of our web site at www.humana.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our Board of Directors, including:

•	a determination of independence for each member;

•	the name, membership, role, and charter of each of the various committees of our Board of Directors;

•	the name(s) of the directors designated as a financial expert under rules and regulations promulgated by the SEC;

•	the process for designating a lead director to act at executive sessions of the non-management directors;

•	the pre-approval process of non-audit services provided by our independent accountants;

•	our by-laws and Certificate of Incorporation;

•	our Majority Vote policy;

•	our Related Persons Transaction Policy;

•	the process by which stockholders can communicate with directors or make director nominations (pursuant to our By-laws);

•	our Corporate Governance Guidelines;

•	the Humana Inc. Principles of Business Ethics; and

•	the Code of Ethics for the Chief Executive Officer and Senior Financial Officers.

Any waivers or amendments for directors or executive officers to the Humana Inc. Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. We will provide any of these documents in print without charge to any stockholder who makes a written request to: Vice President and Corporate Secretary, Humana Inc., 500 West Main Street, 27th floor, Louisville, Kentucky 40202. Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors

None.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the caption “Corporate Governance-Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the caption “Corporate Governance-Committee Composition” of such Proxy Statement.

Certifications

Our CEO and CFO have signed the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. These certifications are filed as Exhibits to this Annual Report on Form 10-K. Additionally, our CEO has provided to the New York Stock Exchange the certificate as to compliance with the Corporate Governance Listing Standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the captions “Certain Transactions with Management and Others” and “Independent Directors” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2009 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

Schedule I Parent Company Financial Information

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(b)	First Supplemental Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(c)	Second Supplemental Indenture, dated as of May 31, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on May 31, 2006).

(d)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006).

(e)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 11 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

10(a)*	1989 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 11, 1990).

(b)*	Amendment No. 1 to the 1989 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Annex C to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on February 18, 1993).

(c)*	Amendment No. 2 to the 1989 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(h) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

(d)*	1989 Stock Option Plan for Non-Employee Directors, as amended and restated in 1998 (incorporated herein by reference to Exhibit A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 14, 1998).

(e)*	1996 Stock Incentive Plan for Employees (incorporated herein by reference to Annex A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 9, 1996).

(f)*	1996 Stock Incentive Plan for Employees as amended in 1998 (incorporated herein by reference to Exhibit C to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 14, 1998).

(g)*	Humana Inc. Non-Qualified Stock Option Plan for Employees (incorporated herein by reference to Exhibit 99 to Humana Inc.’s Registration Statement on Form S-8 (Registration Statement No. 333-86801), filed on September 9, 1999).

(h)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(i)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(j)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(c) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(k)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(d) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(l)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 27, 2006).

(m)*	Humana Inc. Executive Management Incentive Compensation Plan, as amended and restated February 21, 2008 (incorporated herein by reference to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 24, 2008).

(n)*	Form of Change of Control Agreement amended on October 23, 2008, filed herewith.

(o)*	Employment Agreement, dated as of May 16, 2008, by and between Humana Inc. and Michael B. McCallister (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on May 21, 2008).

(p)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(q)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on August 28, 2008), filed herewith.

(r)*	Severance policy as amended and restated on October 23, 2007 (incorporated herein by reference to Exhibit 10(r) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(s)*	Summary of Changes to Humana Inc. Retirement Plans, as amended (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(t)*	Humana Supplemental Executive Retirement and Savings Plan, as amended and restated on December 13, 2007, (incorporated herein by reference to Exhibit 10(u) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(u)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(v)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(w)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(x)*	Form of Company’s Restricted Stock Agreement under the 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(cc) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(y)*	Form of Company’s Restricted Stock Agreement under the 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(dd) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(z)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Humana Inc.’s Current Report on Form 8-K filed December 21, 2005).

(aa)*	Form of Company’s Combined Option and Restricted Stock Agreement with Restrictive Covenants under the 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(ee) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

(bb)*	Form of Company’s Stock Option Agreement and Agreement Not to Compete or Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(cc) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(cc)	Five-Year Credit Agreement, dated as of July 14, 2006 (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on July 19, 2006).

(dd)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as September 1, 2003 (incorporated herein by reference to Exhibit 10(gg) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(ee)**	Amendment of Solicitation/Modification of Contract, dated as of January 16, 2009, by and between Humana Military Healthcare Services, Inc. and the United States Department of Defense TRICARE Management Activity (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K, filed on January 22, 2009).

(ff)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(gg)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(hh)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ii)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(jj)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(kk)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ll)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

12	Computation of ratio of earnings to fixed charges, filed herewith.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21	List of subsidiaries, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	CEO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	CFO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, filed herewith.

*	Exhibits 10(a) through and including 10(bb) are compensatory plans or management contracts.
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$249,061	$509,328
Investment securities	1,406	26,346
Receivable from operating subsidiaries	328,665	288,967
Securities lending collateral	955	401,292
Other current assets	336,141	298,963

Total current assets	916,228	1,524,896

Property and equipment, net	489,843	440,215
Investments in subsidiaries	6,552,295	5,482,145
Other long-term assets	29,384	71,485

Total assets	$7,987,750	$7,518,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$1,055,420	$886,030
Current portion of notes payable to operating subsidiaries	27,600	27,600
Book overdraft	29,309	57,029
Other current liabilities	446,143	390,762
Securities lending payable	1,000	401,292

Total current liabilities	1,559,472	1,762,713

Long-term debt	1,900,949	1,651,740
Notes payable to operating subsidiaries	8,550	8,550
Other long-term liabilities	61,589	66,801

Total liabilities	3,530,560	3,489,804

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 187,856,684 shares issued in 2008, and 186,738,885 shares issued in 2007	31,309	31,123
Treasury stock, at cost, 19,031,229 shares in 2008 and 16,720,528 shares in 2007	(363,057)	(256,987)
Other stockholders’ equity	4,788,938	4,254,801

Total stockholders’ equity	4,457,190	4,028,937

Total liabilities and stockholders’ equity	$7,987,750	$7,518,741

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$947,635	$829,515	$798,472
Investment and other income, net	(2,872)	22,403	91,109

	944,763	851,918	889,581
Expenses:
Selling, general and administrative	767,405	683,562	676,613
Depreciation	134,461	119,076	96,215
Interest	79,212	71,258	63,587

	981,078	873,896	836,415

(Loss) income before income taxes and equity in net earnings of subsidiaries	(36,315)	(21,978)	53,166
(Benefit) provision for income taxes	(19,493)	(16,103)	25,181

(Loss) income before equity in net earnings of subsidiaries	(16,822)	(5,875)	27,985
Equity in net earnings of subsidiaries	663,976	839,559	459,438

Net income	$647,154	$833,684	$487,423

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$547,813	$682,374	$330,722

Cash flows from investing activities:
Acquisitions	(341,288)	(548,251)	(2,810)
Purchases of investment securities	(7,528)	(25,147)	(119,753)
Proceeds from sale of investment securities	28,868	100,001	264,439
Maturities of investment securities	2,489	15,213	29,005
Purchases of property and equipment, net	(195,517)	(139,962)	(147,719)
Capital contributions to operating subsidiaries	(467,750)	(307,340)	(723,501)
Surplus note redemption from operating subsidiaries	—	—	7,000
Change in securities lending collateral	400,292	(400,211)	902
Other	—	—	29

Net cash used in investing activities	(580,434)	(1,305,697)	(692,408)

Cash flows from financing activities:
Borrowings under credit agreement	1,175,000	1,685,000	550,000
Repayments under credit agreement	(1,725,000)	(1,335,000)	(300,000)
Proceeds from issuance of senior notes	749,247	—	498,545
Repayments of senior notes	—	—	(300,000)
Debt issue costs	(6,696)	—	(5,980)
Proceeds from swap termination	93,008	—	—
Repayment of notes issued to operating subsidiaries	—	(9,450)	—
Change in book overdraft	(27,720)	876	9,306
Change in securities lending payable	(400,292)	400,211	(902)
Common stock repurchases	(106,070)	(27,412)	(26,211)
Tax benefit from stock-based compensation	9,912	37,443	38,839
Proceeds from stock option exercises and other	10,965	61,643	48,223

Net cash (used in) provided by financing activities	(227,646)	813,311	511,820

(Decrease) increase in cash and cash equivalents	(260,267)	189,988	150,134
Cash and cash equivalents at beginning of year	509,328	319,340	169,206

Cash and cash equivalents at end of year	$249,061	$509,328	$319,340

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $296.0 million in 2008, $377.0 million in 2007 and $247.5 million in 2006.

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

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 3.60% to 6.65% and are payable in 2009 and 2014. We recorded interest expense of $1.9 million, $2.7 million and $2.6 million related to these notes for the years ended December 31, 2008, 2007 and 2006, respectively. During 2007, we repaid a $9.5 million note payable to operating subsidiaries in connection with the sale of the underlying building.

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

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the statutory financial statements as of December 31, 2008, we maintained aggregate statutory capital and surplus of $3.5 billion in our state regulated subsidiaries, $1.4 billion above the aggregate $2.1 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

4. ACQUISITIONS

During 2008, we funded a subsidiary’s 2008 acquisition of UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business with contributions from Humana Inc., our parent company, of $225.0 million, included in capital contributions in the condensed statement of cash flows. Refer to Note 3 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of acquisitions.

5. INCOME TAXES

Refer to Note 10 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of income taxes.

6. DEBT

Refer to Note 11 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of debt.

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2008	$68,260	$—	$5,398	$(2,611)	$(21,887)	$49,160
2007	45,589	—	28,922	796	(7,047)	68,260
2006	32,557	—	20,901	(717)	(7,152)	45,589

Deferred tax asset valuation allowance:
2008	—	(28,063)	—	—	—	(28,063)
2007	—	—	—	—	—	—
2006	—	—	—	—	—	—

(1)	Represents changes in retroactive membership adjustments to premium revenues as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2009

/s/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	February 20, 2009

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Chairman of the Board	February 20, 2009

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	February 20, 2009

/s/ W. ROY DUNBAR W. Roy Dunbar	Director	February 20, 2009

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Director	February 20, 2009

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	February 20, 2009

/s/ WILLIAM J. MCDONALD William J. McDonald	Director	February 20, 2009

/s/ JAMES J. O’BRIEN James J. O’Brien	Director	February 20, 2009

/s/ MARISSA T. PETERSON Marissa T. Peterson	Director	February 20, 2009

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	February 20, 2009