Form 10-Q
period 2009-03-31
HUMANA INC
filed 2009-04-27
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2009
$0.16 2/3 par value	169,619,340 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2009

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,911,202	$1,970,423
Investment securities	4,439,005	4,203,538
Receivables, less allowance for doubtful accounts of $47,427 in 2009 and $49,160 in 2008:
Premiums	1,025,793	777,672
Administrative services fees	12,080	12,010
Securities lending invested collateral	331,393	402,399
Other current assets	1,163,283	1,030,000

Total current assets	8,882,756	8,396,042

Property and equipment, net	701,376	711,492
Other assets:
Long-term investment securities	1,081,970	1,011,904
Goodwill	1,991,220	1,963,111
Other long-term assets	949,288	959,211

Total other assets	4,022,478	3,934,226

Total assets	$13,606,610	$13,041,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,238,499	$3,205,579
Trade accounts payable and accrued expenses	1,384,290	1,077,027
Book overdraft	258,062	224,542
Securities lending payable	367,416	438,699
Unearned revenues	241,462	238,098

Total current liabilities	5,489,729	5,183,945
Long-term debt	1,934,856	1,937,032
Future policy benefits payable	1,139,690	1,164,758
Other long-term liabilities	372,022	298,835

Total liabilities	8,936,297	8,584,570

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 188,829,166 shares issued at March 31, 2009 and 187,856,684 shares issued at December 31, 2008	31,472	31,309
Capital in excess of par value	1,587,168	1,574,245
Retained earnings	3,595,653	3,389,936
Accumulated other comprehensive loss	(174,924)	(175,243)
Treasury stock, at cost, 19,209,826 shares at March 31, 2009 and 19,031,229 shares at December 31, 2008	(369,056)	(363,057)

Total stockholders’ equity	4,670,313	4,457,190

Total liabilities and stockholders’ equity	$13,606,610	$13,041,760

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(in thousands, except per share results)
Revenues:
Premiums	$7,471,294	$6,712,601
Administrative services fees	115,882	111,979
Investment income	69,544	89,959
Other revenue	54,941	45,165

Total revenues	7,711,661	6,959,704

Operating expenses:
Benefits	6,269,310	5,818,034
Selling, general and administrative	1,063,803	950,445
Depreciation and amortization	58,014	50,958

Total operating expenses	7,391,127	6,819,437

Income from operations	320,534	140,267
Interest expense	26,772	16,339

Income before income taxes	293,762	123,928
Provision for income taxes	88,045	43,758

Net income	$205,717	$80,170

Basic earnings per common share	$1.23	$0.48

Diluted earnings per common share	$1.22	$0.47

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income	$205,717	$80,170
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities, net	(1,043)	(10,264)
Stock-based compensation	15,676	13,916
Depreciation and amortization	58,014	50,958
Provision for deferred income taxes	19,687	7,811
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(255,098)	(153,782)
Other assets	(61,907)	(82,823)
Benefits payable	32,920	188,538
Other liabilities	22,375	(101,074)
Unearned revenues	3,364	7,712
Other, net	5,815	3,277

Net cash provided by operating activities	45,520	4,439

Cash flows from investing activities
Acquisitions, net of cash acquired	(12,367)	(3,838)
Purchases of property and equipment	(39,047)	(47,087)
Purchases of investment securities	(1,403,906)	(1,662,567)
Maturities of investment securities	404,951	171,978
Proceeds from sales of investment securities	722,288	1,259,766
Change in securities lending collateral	71,283	363,124

Net cash (used in) provided by investing activities	(256,798)	81,376

Cash flows from financing activities
Receipts from CMS contract deposits	528,965	598,292
Withdrawals from CMS contract deposits	(334,528)	(506,061)
Borrowings under credit agreement	—	250,000
Repayments under credit agreement	—	(375,000)
Change in securities lending payable	(71,283)	(363,124)
Change in book overdraft	33,520	22,020
Common stock repurchases	(5,999)	(79,947)
Excess tax benefit from stock-based compensation	148	9,177
Proceeds from stock option exercises and other	1,234	6,662

Net cash provided by (used in) financing activities	152,057	(437,981)

Decrease in cash and cash equivalents	(59,221)	(352,166)
Cash and cash equivalents at beginning of period	1,970,423	2,040,453

Cash and cash equivalents at end of period	$1,911,202	$1,688,287

Supplemental cash flow disclosures:
Interest payments	$10,943	$18,312
Income tax payments, net	$26,147	$5,003

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2008, that was filed with the Securities and Exchange Commission, or the SEC, on February 20, 2009. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008 for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board, or FASB, issued two FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

We currently are evaluating the provisions of these three FSPs which require adoption effective for the quarter ending June 30, 2009.

3. ACQUISITIONS

On October 31, 2008, we acquired PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, for cash consideration of approximately $256.1 million. The Cariten acquisition increased our commercial fully-insured and ASO presence as well as our Medicare HMO presence in eastern Tennessee. During the first quarter of 2009, we continued our review of the fair value estimate of certain other intangible and net tangible assets acquired. This review resulted in a decrease of $27.1 million in the fair value of other intangible assets, primarily related to the fair value assigned to the customer contracts acquired. There was a corresponding adjustment to goodwill and deferred income taxes.

On August 29, 2008, we acquired Metcare Health Plans, Inc., or Metcare, for cash consideration of approximately $14.9 million. The acquisition expanded our Medicare HMO membership in central Florida.

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $87.3 million. This acquisition expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products including our specialty offerings.

On April 30, 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, or SecureHorizons, for cash consideration of approximately $185.3 million, plus subsidiary capital and surplus requirements of $40 million. The acquisition expanded our presence in the Las Vegas market.

The Cariten, OSF, and Metcare purchase agreements contain provisions under which there may be future contingent consideration paid or received, primarily related to balance sheet settlements associated with medical claims runout and Medicare reconciliations with the Centers for Medicare and Medicaid Services, or CMS. Any contingent consideration paid or received will be recorded as an adjustment to goodwill when the contingencies are resolved. During the first quarter of 2009, we paid $3.3 million to settle a purchase price contingency associated with the acquisition of OSF.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Government and agency obligations	$1,616,219	$46,226	$(493)	$1,661,952	$1,842,179	$41,484	$(285)	$1,883,378
Tax exempt municipal securities	1,810,616	40,458	(31,107)	1,819,967	1,702,026	27,649	(40,213)	1,689,462
Mortgage and asset-backed securities	900,674	3,438	(169,728)	734,384	935,402	1,841	(171,041)	766,202
Corporate securities	1,392,349	14,063	(129,835)	1,276,577	930,707	10,532	(99,842)	841,397
Redeemable preferred stocks	18,765	1,650	—	20,415	18,052	1,650	—	19,702

Debt securities	5,738,623	105,835	(331,163)	5,513,295	5,428,366	83,156	(311,381)	5,200,141
Equity securities	11,807	—	(4,127)	7,680	16,956	—	(1,655)	15,301

Investment securities	$5,750,430	$105,835	$(335,290)	$5,520,975	$5,445,322	$83,156	$(313,036)	$5,215,442

More than 97% of our debt securities were of investment-grade quality, with an average credit rating of AA+ by S&P at March 31, 2009. Most of the debt securities that are below investment grade are rated at the higher end (BB or better) of the non-investment grade spectrum. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

U.S. Government and agency obligations include debt securities with a fair value of $1,497.8 million at March 31, 2009 and $1,431.6 million at December 31, 2008 issued by agencies of the U.S. Government including Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Association, or Freddie Mac, whose payment is guaranteed by the U.S. Government.

Tax exempt municipal securities included pre-refunded bonds with a fair value of $646.2 million at March 31, 2009 and $694.8 million at December 31, 2008. These pre-refunded bonds are secured by an escrow fund consisting of U.S. Government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations (AAA by S&P) at the time the fund is established. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax exempt municipal securities. We have no direct exposure to these monoline insurers, meaning we do not own any securities issued by these monoline insurers. We owned tax exempt securities guaranteed by monoline insurers with a fair value of $558.9 million and $452.4 million at March 31, 2009 and December 31, 2008, respectively. The equivalent S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA.

Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $7.5 million at March 31, 2009 and $7.6 million at December 31, 2008. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio.

The percentage of corporate securities associated with the financial services industry was 32.6% at March 31, 2009 and 42.4% at December 31, 2008.

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $363.9 million at March 31, 2009 and $437.1 million at December 31, 2008 were on loan. All collateral from lending our investment

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

securities was in the form of cash deposited by the borrower with an independent lending agent. The cash collateral was invested in money market funds, certificates of deposit, and short-term corporate and asset-backed securities with an average maturity of approximately 276 days. The fair value of securities held as invested collateral was $331.4 million at March 31, 2009 and $402.4 million at December 31, 2008. The amortized cost of these investment securities was $365.9 million at March 31, 2009 and $437.2 million at December 31, 2008. Unrealized losses associated with securities held as invested collateral of $34.5 million at March 31, 2009 and $34.8 million at December 31, 2008 have been included as a component of stockholders’ equity and comprehensive income.

Long-term investment securities with a fair value of $131.9 million at March 31, 2009 and $140.2 million at December 31, 2008 were on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulations.

Gross unrealized losses of $369.8 million, including the invested collateral under the securities lending program, at March 31, 2009 primarily were caused by an increase in investment yields as a result of a widening of credit spreads. All issuers of securities trading at an unrealized loss remain current on all contractual payments, and we believe it is probable that we will be able to collect amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including the severity of the decline and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required.

Gross realized investment gains were $15.6 million for the three months ended March 31, 2009 and $18.2 million for the three months ended March 31, 2008. Gross realized investment losses were $14.6 million for the three months ended March 31, 2009 and $7.9 million for the three months ended March 31, 2008. There were no material other-than-temporary impairments during the three months ended March 31, 2009 and 2008.

5. FAIR VALUE

The following table summarizes our fair value measurements at March 31, 2009 and December 31, 2008 for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2009
Cash equivalents	$1,831,724	$1,831,724	$—	$—
Investment securities	5,520,975	—	5,429,036	91,939
Securities lending invested collateral	331,393	—	331,393	—

Total invested assets	$7,684,092	$1,831,724	$5,760,429	$91,939

December 31, 2008
Cash equivalents	$1,549,966	$1,549,966	$—	$—
Investment securities	5,215,442	—	5,123,516	91,926
Securities lending invested collateral	402,399	—	402,399	—

Total invested assets	$7,167,807	$1,549,966	$5,525,915	$91,926

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

During the three months ended March 31, 2009 and 2008, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2009	2008
	(in thousands)
Beginning balance at January 1	$91,926	$18,698
Total gains or losses:
Realized in earnings	39	27
Unrealized in other comprehensive income	171	697
Purchases, sales, issuances, and settlements, net	(802)	(1,133)
Transfers in and/or out of Level 3	605	—

Balance at March 31	$91,939	$18,289

Level 3 assets include auction rate securities. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $73.9 million at March 31, 2009, or less than 1% of our total invested assets, primarily consist of tax-exempt bonds, rated AAA and AA by S&P and collateralized by federally guaranteed student loans. Liquidity issues in the global credit markets led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when a successful auction occurs, the securities are called or refinanced by the issuer, a buyer is found outside the auction process, or the security matures. We continue to receive income on all auction rate securities and from time to time full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices and as such unobservable inputs were used.

Total gains or losses included in earnings for the three months ended March 31, 2009 and 2008 were included in investment income.

6. MEDICARE PART D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of March 31, 2009 and December 31, 2008. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2009 provision will exceed 12 months as of March 31, 2009.

	March 31, 2009		December 31, 2008
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$80,378	$381,715	$78,728	$322,108
Trade accounts payable and accrued expenses	(23,475)	(473,720)	(23,311)	(219,676)

Net current asset (liability)	56,903	(92,005)	55,417	102,432

Other long-term assets	1,250	—	—	—
Other long-term liabilities	(62,577)	—	—	—

Net long-term liability	(61,327)	—	—	—

Total net (liability) asset	$(4,424)	$(92,005)	$55,417	$102,432

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2009 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2008	$1,266,919	$696,192	$1,963,111
Purchase price allocation adjustments related to prior year acquisitions	10,929	13,872	24,801
Contingent purchase price settlements related to prior year acquisitions	1,819	1,489	3,308

Balance at March 31, 2009	$1,279,667	$711,553	$1,991,220

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008:

	Weighted Average Life at 3/31/09	March 31, 2009			December 31, 2008
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Customer contracts	11.1 yrs	$321,385	$94,295	$227,090	$341,085	$86,288	$254,797
Provider contracts	18.0 yrs	36,253	5,422	30,831	36,253	4,903	31,350
Trade names and other	9.2 yrs	21,626	8,156	13,470	22,486	7,345	15,141

Total other intangible assets	11.7 yrs	$379,264	$107,873	$271,391	$399,824	$98,536	$301,288

Amortization expense for other intangible assets was approximately $9.3 million for the three months ended March 31, 2009 and $8.0 million for the three months ended March 31, 2008. The following table presents our estimate of amortization expense for 2009 and for each of the five succeeding fiscal years:

(in thousands)
For the years ending December 31,
2009	$35,585
2010	$32,119
2011	$30,409
2012	$28,867
2013	$25,869
2014	$24,056

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

8. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income, net of tax, for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009	2008
	(in thousands)
Net income	$205,717	$80,170
Net unrealized investment gains (losses) and other, net of tax	318	(6,709)

Comprehensive income, net of tax	$206,035	$73,461

9. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009	2008
	(in thousands, except per share results)
Net income available for common stockholders	$205,717	$80,170

Weighted average outstanding shares of common stock used to compute basic earnings per common share	167,043	168,190
Dilutive effect of:
Employee stock options	631	1,566
Restricted stock	984	846

Shares used to compute diluted earnings per common share	168,658	170,602

Basic earnings per common share	$1.23	$0.48

Diluted earnings per common share	$1.22	$0.47

Number of antidilutive stock options and restricted stock excluded from computation	7,064	1,411

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

10. STOCK REPURCHASE PLAN

In the third quarter of 2008, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2009, no shares were repurchased in open market or privately-negotiated transactions. As of April 27, 2009, the remaining authorized amount totaled $250 million. The share repurchase program expires on December 31, 2009.

In connection with employee stock plans, we acquired 0.2 million common shares for $6.0 million and 0.2 million common shares for $12.1 million during the three months ended March 31, 2009 and 2008, respectively.

11. INCOME TAXES

The effective income tax rate was 30.0% for the three months ended March 31, 2009, compared to 35.3% for the three months ended March 31, 2008. The decrease primarily is due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006 during the first quarter of 2009.

12. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare business, which accounted for approximately 61% of our total premiums and ASO fees for the three months ended March 31, 2009, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies Humana of its decision not to renew by August 1 of the year in which the contract would end, or Humana notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2009.

CMS is performing audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment model used to reimburse Medicare Advantage plans. The first data validation audit focuses on risk-adjustment data for 2006 used to determine 2007 payment amounts. Such audits involve a comprehensive review of medical records and could result in contract-level payment adjustments to premium payments made to a health plan pursuant to its Medicare contract with CMS or other payment reductions.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the three months ended March 31, 2009, primarily consisted of the TRICARE South Region contract. The original 5-year South Region contract, which expired March 31, 2009, was subject to annual renewals on April 1 of each year at the government’s option. On January 16, 2009, we entered into an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract. The Amendment added one additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, and two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the sixth, seventh, and eighth option periods is at the government’s option. Under these extensions, government requirements, terms and conditions will remain the same as the current contract. On March 12, 2009, we were notified by the government that it had exercised its option to extend the TRICARE contract for the sixth option period through March 31, 2010. As required under the contract, the target underwritten health care cost and underwriting fee amounts for each option period are negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount could have a material adverse effect on us. These changes may include, for example, an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs could have a material adverse effect on our results of operations, financial position, and cash flows.

On March 24, 2008, the Department of Defense issued its formal request for proposal for new contracts for TRICARE medical benefits nationwide. We submitted our bid in June 2008 and, after discussions with the Department of Defense, submitted our final proposal revisions in January 2009. We believe that the new contracts will be awarded in the second quarter of 2009 for an April 2010 implementation date. If we are not awarded a new TRICARE contract, it could have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for three months ended March 31, 2009, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. In August 2008, we renewed our Medicaid contracts with the Puerto Rico Insurance Administration for the East and Southeast regions. These contracts expire on June 30, 2009.

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

Legal Proceedings

Securities and Related Class Action Litigation

In March and April of 2008, Humana and certain of its officers (collectively, the “Class Action Defendants”) were named as defendants in three substantially similar federal securities class actions filed in the U.S. District Court for the Western District of Kentucky, Louisville Division (Capuano v. Humana Inc. et al., No. 3:08cv-162 M, filed on March 26, 2008; Lach v. Humana Inc. et al., No. 3:08cv-181-H, filed on April 4, 2008; and Dirusso v. Humana Inc. et al., No. 3:08cv-187-H, filed on April 8, 2008). On July 17, 2008, those cases were consolidated and captioned In re Humana Inc. Securities Litigation, No. 3:08-CV-162-JHM-DW, and the Alaska Laborers Employers Retirement Fund and three individuals were designated as lead plaintiffs. On September 16, 2008, the lead plaintiffs filed a consolidated amended class action complaint (the “Consolidated Class Action Complaint”), which alleges that, from February 4, 2008 through March 11, 2008, the Class Action Defendants misled investors by knowingly making materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The Consolidated Class Action Complaint alleges that the Class Action Defendants’ statements regarding Humana’s projected earnings per share were materially false and

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

misleading because they failed to disclose that (i) Humana’s financial reporting lacked a reasonable basis due to significant material weaknesses in Humana’s internal controls, (ii) Humana could not properly calculate the prescription drug costs of its newly-acquired members, the mix of high and low cost members, and the correct pricing and discounts for its stand-alone Medicare Part D prescription drug plans (“PDPs”), and (iii) the assumptions underlying the earnings guidance that Humana issued in February 2008 were flawed. The Consolidated Class Action Complaint alleges that these actions violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the named officers are also liable as control persons under Section 20(a) of the Securities Exchange Act. The Consolidated Class Action Complaint seeks the following relief: (i) certification of the action as a class action and designation of lead plaintiffs as class representatives; (ii) compensatory damages, including interest; (iii) an award of plaintiffs’ legal fees and expenses; and (iv) other relief that the court deems just and proper. On November 14, 2008, the Class Action Defendants filed a motion seeking dismissal of the case. The plaintiffs filed their opposition to that motion on January 13, 2009. The Class Action Defendants filed a reply brief in support of their motion on February 27, 2009. The Court has not yet ruled on that motion.

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

In mid-2008, Humana and certain of its officers (collectively, the “ERISA Defendants”) were also named as defendants in three substantially similar class action lawsuits filed in the Western District of Kentucky, Louisville Division, on behalf of a purported class of participants in and beneficiaries of the Humana Retirement and Savings Plan and the Humana Puerto Rico 1165(d) Retirement Plan (the “Plans”) (Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, filed on April 22, 2008; Rose et al. vs. Humana Inc. et al., No. 3:08cv-236-JBC, filed on May 1, 2008; and Riggs v. Humana Inc. et al., No. 3:08cv-304-M, filed on June 10, 2008). On September 9, 2008, those cases were consolidated and captioned Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, and four individuals were designated as lead plaintiffs. On October 24, 2008, the lead plaintiffs filed an amended complaint alleging violations of the Employee Retirement Income Security Act (“ERISA”) (the “Amended ERISA Complaint”), which alleges, among other things, that the ERISA Defendants breached their fiduciary duties under ERISA by (i) offering Humana stock as an investment option within the Plans and making contributions in Humana stock when that stock was not a prudent investment for participants’ retirement savings, (ii) providing misleading information, knowingly concealing information, and failing to provide participants with complete and accurate information regarding Humana’s financial condition, its internal controls, its business practices, and the prudence of investing in its stock, (iii) failing to adequately monitor the Plans’ fiduciaries and remove any fiduciaries whose performance was inadequate, and (iv) failing to avoid conflicts of interest and to serve the interests of the Plans’ participants and beneficiaries with undivided loyalty. The Amended ERISA Complaint also alleges that certain defendants are liable for those breaches as co-fiduciaries because they enabled, knowingly participated in and/or

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

knew of and failed to remedy those breaches. The Amended ERISA Complaint seeks the following relief, among other things: (i) repayment of alleged losses to the Plans, restoration of profits that the ERISA Defendants allegedly made using the Plans’ assets, and restoration of Plan participants’ lost profits; (ii) imposition of a constructive trust on any amounts by which the ERISA Defendants were unjustly enriched at the expense of the Plans; (iii) appointment of one or more independent fiduciaries to participate in managing the Plans’ investment in Humana stock; (iv) actual damages; (v) an award of plaintiffs’ legal fees and costs; and (vi) equitable restitution and other equitable monetary relief. On December 8, 2008, the ERISA Defendants filed a motion seeking dismissal of the case. The plaintiffs filed their opposition to that motion on January 29, 2009. The ERISA Defendants filed a reply brief in support of their motion on March 2, 2009. On April 15, 2009, the plaintiffs filed a motion requesting the Court’s permission to file an additional reply brief. The ERISA Defendants opposed that motion on April 21, 2009. The court has not ruled on the plaintiffs’ motion to file an additional reply brief or the ERISA Defendants’ motion to dismiss the case.

Provider Litigation

Humana Military Healthcare Services, Inc. (“HMHS”) has been named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against HMHS. The Sacred Heart Complaint alleges, among other things, that, HMHS breached its network agreements with a class of hospitals, including the seven named plaintiffs, in six states that contracted for reimbursement of outpatient services provided to beneficiaries of the Department of Defense’s TRICARE health benefits program (“TRICARE”). The Complaint alleges that HMHS breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). HMHS denies that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint seeks, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by HMHS, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requests damages and other relief the court deems just and proper for its individual claim against HMHS for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of “all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with [HMHS] to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with [HMHS] to submit any such disputes with [HMHS] to arbitration.” HMHS is challenging the certification of this class action. On October 9, 2008, HMHS petitioned the U.S. Court of Appeals for the Eleventh Circuit pursuant to Federal Rule of Civil Procedure 23(f) for permission to appeal on an interlocutory basis. On November 14, 2008, the Court of Appeals granted HMHS’s petition. On November 21, 2008, the district court stayed proceedings in the case pending the result of the appeal on the class issue or until further notice. Oral argument before the Court of Appeals is scheduled for the week of August 24, 2009. On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. HMHS, the named plaintiffs filed an arbitration demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs are seeking certification of a class consisting of all institutional healthcare service providers who had contracts with HMHS to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. HMHS’s response to the demand is due May 1, 2009.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

In February 2008, the New York Attorney General initiated an industry-wide investigation into certain provider-payment practices. Like other companies, we received subpoenas in connection with this matter. We have cooperated fully with the investigation. Our operations in New York consist primarily of Medicare business which is not subject to the investigation. Subsequently, the New York Attorney General has settled this matter with certain other industry participants. In addition, we have also responded and are continuing to respond to similar requests for information from other states’ attorneys general and departments of insurance. On April 2, 2009, we were among 25 health plans that received requests from the Committee of the U.S. Senate on Commerce, Science and Transportation, seeking information concerning calculation of payments for health services rendered by out-of-network providers. We are fully cooperating with these requests.

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims, challenges to our implementation of the new Medicare prescription drug program and other litigation.

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

13. SEGMENT INFORMATION

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

The accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same provider networks, in some instances enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three months ended March 31, 2009 and 2008:

	Government Segment
	For the three months ended March 31,
	2009	2008
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$4,060,459	$3,167,717
Medicare stand-alone PDP	595,683	874,999

Total Medicare	4,656,142	4,042,716
Military services	871,171	810,659
Medicaid	156,660	143,680

Total premiums	5,683,973	4,997,055
Administrative services fees	20,333	22,706
Investment income	40,782	48,318
Other revenue	1,194	399

Total revenues	5,746,282	5,068,478

Operating expenses:
Benefits	4,933,913	4,499,712
Selling, general and administrative	597,211	538,008
Depreciation and amortization	32,569	28,846

Total operating expenses	5,563,693	5,066,566

Income from operations	182,589	1,912
Interest expense	16,488	5,149

Income (loss) before income taxes	$166,101	$(3,237)

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	For the three months ended March 31,
	2009	2008
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$820,639	$899,295
HMO	738,030	582,191

Total fully-insured	1,558,669	1,481,486
Specialty	228,652	234,060

Total premiums	1,787,321	1,715,546
Administrative services fees	95,549	89,273
Investment income	28,762	41,641
Other revenue	53,747	44,766

Total revenues	1,965,379	1,891,226

Operating expenses:
Benefits	1,335,397	1,318,322
Selling, general and administrative	466,592	412,437
Depreciation and amortization	25,445	22,112

Total operating expenses	1,827,434	1,752,871

Income from operations	137,945	138,355
Interest expense	10,284	11,190

Income before income taxes	$127,661	$127,165

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2008 that was filed with the SEC on February 20, 2009, in each case, as modified by the changes to these risk factors included in this document and other reports we filed subsequent to February 20, 2009 and are incorporated by reference herein. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2008 revenues of $28.9 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of March 31, 2009, we had approximately 10.4 million members enrolled in our medical benefit plans, as well as approximately 6.7 million members enrolled in our specialty products.

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

Government Segment

Our strategy and commitment to the Medicare programs has led to significant growth. Medicare Advantage membership increased to 1,468,900 members at March 31, 2009, up 201,200 members, or 15.9%, from 1,267,700 at March 31, 2008, primarily due to sales of preferred provider organization, or PPO products. This increase also included the impact of the acquisitions of Cariten, OSF, SecureHorizons, and Metcare, which together added 94,900 Medicare HMO and PPO members. Likewise, Medicare Advantage premium revenues have increased 28.2% to $4.1 billion for the first quarter of 2009 from $3.2 billion in the first quarter of 2008. Recently the mix of sales has shifted increasingly to our network-based PPO offerings, which is particularly important given the enactment of the Medicare Improvements for Patients and Providers Act of 2008, discussed more fully below. Medicare Advantage members enrolled in network-based products was approximately 61% at March 31, 2009 compared to 47% at March 31, 2008, with our PPO membership increasing 134% from March 31, 2008 to March 31, 2009.

Due to the enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, in July 2008, principally, beginning in 2011 sponsors of Medicare Advantage Private Fee-For-Service, or PFFS, plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. We have 577,100 PFFS members, or approximately 39% of our total Medicare Advantage membership at March 31, 2009, down from 49% at December 31, 2008. Over 80% of these PFFS members at March 31, 2009 reside in geographies where we have developed a PPO network and offer a PPO plan. We are implementing various operational and strategic initiatives including further developing our PPO network and building network-based plan offerings to address the network restriction.

Final 2010 Medicare Advantage rates were announced by CMS on April 6, 2009, with an effective rate decrease for the industry of 4% to 5%. We will have to address this rate change by increasing member premiums, reducing benefits, or some combination thereof as we file our bids for 2010 by the June 1, 2009 submission deadline. We believe we can effectively design Medicare Advantage products that address the lower rates while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, to mitigate the adverse effects of this rate reduction on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic strategies with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

We also offer three Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program: our Standard, Enhanced, and Complete products. These plans provide varying degrees of coverage. In order to offer these plans in a given year, in June of the preceding year we must submit bids to CMS for approval. During 2008, we experienced prescription drug claim expenses for our Medicare stand-alone PDPs that were higher than we had originally assumed in the bid that we submitted to CMS in June 2007. These higher claim levels for our Medicare stand-alone PDPs reflected a combination of several variances between our actuarial bid assumptions versus our experience. These variances resulted from, among other things, differences between the actuarial utilization assumptions (which are our attempts to predict members’ future utilization of drugs) in the bids for our Enhanced plans versus our actual claims experience in 2008, as well as an increase in the percentage of higher cost members in both our Standard and Enhanced plans. These issues were addressed for 2009 based on enhancements made to our bid development and review processes. Our Medicare stand-alone PDP membership declined to 2,078,900 members at March 31, 2009, down 987,700 members from December 31, 2008 and down 1,071,300 members from March 31, 2008, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit structures to correspond with our historical prescription drug claims experience.

Our quarterly Government segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result the Government segment’s benefit ratio generally improves as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products, Standard, Enhanced, and Complete, affect the quarterly benefit ratio pattern. The impact of the Medicare Part D benefit designs on our overall earnings pattern is expected to be less in 2009 as compared to 2008 due to the loss of 987,700 Medicare stand-alone PDP members, or 32.2%, from December 31, 2008 to March 31, 2009 as discussed above.

Commercial Segment

Commercial segment pretax earnings, impacted by the slowing economy and lower investment income, increased by less than 1% from March 31, 2008 to March 31, 2009. Commercial segment medical membership at March 31, 2009 of 3,471,500 was essentially unchanged from March 31, 2008, despite the acquisitions of OSF in the second quarter of 2008 and Cariten in the fourth quarter of 2008. As discussed more fully below, together these acquisitions added approximately 83,100 fully-insured members and 51,300 ASO members. Commercial segment medical membership decreased 149,300 members, or 4.1% from December 31, 2008 to March 31, 2009. The decline in membership primarily was a result of the loss of a few larger ASO accounts and the slowing economy, as workforce reductions have caused corresponding membership losses, particularly in our small group accounts. However, the membership declines were partially offset by enrollment gains in strategic areas of commercial growth. Individual membership increased 23% from March 31, 2008 to March 31, 2009, and 3% from December 31, 2008. Smart plans and other consumer offerings membership grew 11% from March 31, 2008 to March 31, 2009, and was essentially unchanged from December 31, 2008. We expect Commercial segment medical membership to decline by 150,000 to 175,000 members for the full-year 2009 as compared to December 31, 2008, reflecting the loss of a few larger ASO accounts as well as the impact of attrition in our small-group accounts due to workforce reductions.

Turmoil in the Financial Markets

The securities and credit markets continue to experience severe volatility and disturbance, increasing risk with respect to our financial assets. At March 31, 2009, cash, cash equivalents and our investment securities totaled $7.4 billion, or 54.6% of total assets, with 25.7% of the $7.4 billion invested in cash and cash equivalents. Investment securities consist primarily of debt securities of investment-grade quality with an average credit rating by S&P of AA+ at March 31, 2009 and an average duration of approximately 4.1 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.1 years. We had $7.5 million of mortgage-backed securities associated with Alt-A or subprime loans at March 31, 2009 and no collateralized debt obligations.

Gross unrealized losses of $369.8 million at March 31, 2009, including the invested collateral under the securities lending program, primarily were caused by an increase in investment yields as a result of a widening of credit spreads. All issuers of securities trading at an unrealized loss remain current on all contractual payments, and we believe it is probable that we will be able to collect amounts due according to the contractual terms of the debt securities. After taking into account these and other factors, including severity, length of time of the decline, and our ability and intent to hold these securities until recovery or maturity, we determined the unrealized losses on these investment securities were temporary and, as such, no impairment was required. We continuously review our investment portfolios. Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than temporary impairments may be recorded in future periods.

In addition, in the fall of 2008 we terminated all fixed to variable interest-rate swap agreements outstanding associated with our senior notes based on recent changes in the credit market environment. In exchange for terminating these interest-rate swap agreements, we received cash of $93.0 million representing the fair value of the swap assets. This transaction also fixes the interest rate on our senior notes to a weighted-average rate of 6.08%. We may re-enter into swap agreements in the future depending on market conditions and other factors.

The availability of liquidity and credit capacity in general has been impacted by the current conditions in the financial markets. We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, as well as refinance debt as it matures. Our long-term debt, consisting primarily of senior notes, of $1,934.9 million represented 29.3% of total capitalization at March 31, 2009. The earliest maturity of our senior notes is in June 2016. We have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of March 31, 2009, there was $250 million in borrowings outstanding under this credit agreement, primarily related to funding the acquisition of Cariten described under “Recent Acquisitions” below.

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

Based on the most recently filed statutory financial statements as of December 31, 2008, we maintained aggregate statutory capital and surplus of $3.5 billion in our state regulated subsidiaries, $1.4 billion above the aggregate $2.1 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Other Highlights

•	We expect to grow our net Medicare Advantage membership by approximately 50,000 members in 2009.

•

On March 12, 2009, we were notified by the government that it had exercised its option to extend the TRICARE contract for the sixth option period, which commenced on April 1, 2009 and runs through March 31, 2010. We anticipate the Department of Defense will make its TRICARE award announcement for the T-3 five-year contracts during the second quarter of 2009 for an April 2010 implementation date.

•

Cash flows from operations increased $41.1 million to $45.5 million for the three months ended March 31, 2009 compared to $4.4 million for the three months ended March 31, 2008. We continue to expect operating cash flows for 2009 of between $1.2 billion and $1.4 billion. As was the case in 2008, we expect most of the total operating cash flow to occur in the second half of 2009.

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

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $87.3 million. This acquisition expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products, including our specialty offerings. The acquisition added approximately 33,400 commercial fully-insured members, 29,700 commercial ASO members, and 14,000 Medicare HMO and PPO members.

On April 30, 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, or SecureHorizons, for cash consideration of approximately $185.3 million, plus subsidiary capital and surplus requirements of $40 million. The acquisition expanded our presence in the Las Vegas market, adding approximately 26,700 Medicare HMO members.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued two FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

We currently are evaluating the provisions of these three FSPs which require adoption effective for the quarter ending June 30, 2009.

Comparison of Results of Operations for 2009 and 2008

The following discussion primarily deals with our results of operations for the three months ended March 31, 2009, or the 2009 quarter, and the three months ended March 31, 2008, or the 2008 quarter.

The following table presents certain financial data for our two segments:

	For the three months ended March 31,		Change
	2009	2008	Dollars	Percentage
	(dollars in thousands)
Premium revenues:

Medicare Advantage	$4,060,459	$3,167,717	$892,742	28.2%
Medicare stand-alone PDP	595,683	874,999	(279,316)	(31.9)%

Total Medicare	4,656,142	4,042,716	613,426	15.2%
Military services	871,171	810,659	60,512	7.5%
Medicaid	156,660	143,680	12,980	9.0%

Total Government	5,683,973	4,997,055	686,918	13.7%

Fully-insured	1,558,669	1,481,486	77,183	5.2%
Specialty	228,652	234,060	(5,408)	(2.3)%

Total Commercial	1,787,321	1,715,546	71,775	4.2%

Total	$7,471,294	$6,712,601	$758,693	11.3%

Administrative services fees:
Government	$20,333	$22,706	$(2,373)	(10.5)%
Commercial	95,549	89,273	6,276	7.0%

Total	$115,882	$111,979	$3,903	3.5%

Income (loss) before income taxes:
Government	$166,101	$(3,237)	$169,338	5231.3%
Commercial	127,661	127,165	496	0.4%

Total	$293,762	$123,928	$169,834	137.0%

Benefit ratios (a):
Government	86.8%	90.0%		(3.2)%
Commercial	74.7%	76.8%		(2.1)%

Total	83.9%	86.7%		(2.8)%

SG&A expense ratios (b):
Government	10.5%	10.7%		(0.2)%
Commercial	24.1%	22.3%		1.8%

Total	13.9%	13.8%		0.1%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at March 31, 2009 and 2008:

	March 31,		Change
	2009	2008	Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,468,900	1,267,700	201,200	15.9%
Medicare stand-alone PDP	2,078,900	3,150,200	(1,071,300)	(34.0)%

Total Medicare	3,547,800	4,417,900	(870,100)	(19.7)%

Military services	1,746,600	1,728,100	18,500	1.1%
Military services ASO	1,244,000	1,193,000	51,000	4.3%

Total military services	2,990,600	2,921,100	69,500	2.4%

Medicaid	385,200	384,200	1,000	0.3%
Medicaid ASO	—	175,400	(175,400)	(100.0)%

Total Medicaid	385,200	559,600	(174,400)	(31.2)%

Total Government	6,923,600	7,898,600	(975,000)	(12.3)%

Commercial segment:
Fully-insured	1,893,700	1,861,000	32,700	1.8%
ASO	1,577,800	1,597,700	(19,900)	(1.2)%

Total Commercial	3,471,500	3,458,700	12,800	0.4%

Total medical membership	10,395,100	11,357,300	(962,200)	(8.5)%

Specialty Membership:
Commercial segment (a)	6,743,700	6,916,200	(172,500)	(2.5)%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members could be counted more than once since members have the ability to choose multiple products.

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

Summary

Net income was $205.7 million, or $1.22 per diluted common share, in the 2009 quarter compared to $80.2 million, or $0.47 per diluted common share, in the 2008 quarter. The increase in quarterly earnings resulted primarily from lower Medicare stand-alone PDP claims expense in 2009, contributing to improved operating performance in the Government segment.

Premium Revenues and Medical Membership

Premium revenues increased 11.3% to $7.5 billion for the 2009 quarter, compared to $6.7 billion for the 2008 quarter primarily due to higher premium revenues in both the Government and Commercial segments. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $0.7 billion, or 13.7%, to $5.7 billion for the 2009 quarter, compared to $5.0 billion for the 2008 quarter, primarily attributable to higher average Medicare Advantage membership and an increase in per member premiums, partially offset by a decrease in our Medicare stand-alone PDP membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 16.6% for the 2009 quarter compared to the 2008 quarter. Sales of our PPO products drove the majority of the 201,200 increase in Medicare Advantage members since March 31, 2008. This increase also included the impact of the Cariten, OSF, SecureHorizons, and Metcare acquisitions, which together added 94,900 Medicare HMO and PPO members. Medicare Advantage per member premiums increased approximately 10% during the 2009 quarter compared to the 2008 quarter. Medicare stand-alone PDP premium revenues decreased $0.3 billion, or 31.9%, during the 2009 quarter compared to the 2008 quarter, primarily due to a 1,071,300, or 34.0%, decrease in PDP membership since March 31, 2008 primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit structures to correspond with our historical prescription drug claims experience.

Commercial segment premium revenues increased $71.8 million, or 4.2%, to $1.8 billion for the 2009 quarter primarily due to the acquisitions of OSF and Cariten in the second and fourth quarters of 2008, respectively. Fully-insured membership increased 32,700 members, or 1.8%, to 1,893,700 at March 31, 2009 compared to March 31, 2008. Excluding the 83,100 fully-insured members added with the acquisitions of Cariten and OSF, the membership decrease of 50,400 primarily was due to the impact of the economy across various of our group medical lines of business. Commercial medical membership declined 149,300 members from December 31, 2008 to 3,471,500 members at March 31, 2009.

Administrative Services Fees

Our administrative services fees were $115.9 million for the 2009 quarter, an increase of $3.9 million, or 3.5%, from $112.0 million for the 2008 quarter, primarily due to higher rates partially offset by a decline in Commercial ASO membership.

Investment Income

Investment income totaled $69.5 million for the 2009 quarter, a decrease of $20.5 million from $90.0 million for the 2008 quarter, primarily reflecting the lower interest rate environment.

Other Revenue

Other revenue totaled $54.9 million for the 2009 quarter, an increase of $9.7 million from $45.2 million for the 2008 quarter. The increase primarily was attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expense

Consolidated benefit expense was $6.3 billion for the 2009 quarter, an increase of $0.5 billion, or 7.8%, from $5.8 billion for the 2008 quarter. The increase was primarily driven by an increase in Government segment benefit expense.

The consolidated benefit ratio for the 2009 quarter was 83.9%, a 280 basis points decrease from 86.7% for the 2008 quarter. The decrease primarily was attributable to improvement in both the Government and Commercial segment benefit ratios.

The Government segment’s benefit expenses increased $0.4 billion, or 9.6%, in the 2009 quarter compared to the 2008 quarter primarily due to an increase in the average number of Medicare Advantage members and the impact from the acquisitions of Cariten, Metcare, OSF, and SecureHorizons. The Government segment’s benefit ratio for the 2009 quarter was 86.8%, a 320 basis point decrease from the 2008 quarter of 90.0%, primarily driven by a 430 basis point decline in the Medicare benefit ratio. The decline in the Medicare benefit ratio primarily resulted from a substantial decline in the Medicare stand-alone PDP benefit ratio as a result of our competitive positioning as we realigned stand-alone PDP premium and benefit structures to correspond with our historical prescription drug claims experience.

The Commercial segment’s benefit expenses increased $17.1 million, or 1.3%, from the 2008 quarter to the 2009 quarter. This increase primarily resulted from the OSF and Cariten acquisitions in the second and fourth quarters of 2008, respectively. The benefit ratio for the Commercial segment of 74.7% for the 2009 quarter decreased 210 basis points from the 2008 quarter’s benefit ratio of 76.8%, primarily due to continued pricing discipline and a higher percentage of individual and high-deductible health plans.

SG&A Expense

Consolidated SG&A expenses increased $113.4 million, or 11.9%, during the 2009 quarter compared to the 2008 quarter, primarily resulting from an increase in the number of employees due to the Medicare growth, higher average individual product membership, and increased specialty business. The number of employees increased by 2,600 to 29,100 at March 31, 2009 from 26,500 at March 31, 2008, or 9.8%.

The consolidated SG&A expense ratio for the 2009 quarter was 13.9%, increasing 10 basis points from 13.8% for the 2008 quarter primarily due to growth in certain of our businesses which carry a higher administrative expense load such as specialty businesses and individual medical products, partially offset by improving administrative cost efficiency associated with servicing higher average Medicare Advantage membership. For example, we rolled the recently acquired OSF and Metcare members to our primary Medicare service platform.

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $59.2 million, or 11.0%, during the 2009 quarter compared to the 2008 quarter. The Government segment SG&A expense ratio decreased 20 basis points from 10.7% for the 2008 quarter to 10.5% for the 2009 quarter. The decrease primarily resulted from efficiency gains associated with servicing higher average Medicare Advantage membership.

The Commercial segment SG&A expenses increased $54.2 million, or 13.1%, during the 2009 quarter compared to the 2008 quarter. The Commercial segment SG&A expense ratio increased 180 basis points from 22.3% for the 2008 quarter to 24.1% for the 2009 quarter. The increases primarily were due to higher average individual product membership and increased specialty business which carry higher administrative expense loads. Average individual product membership increased 26.2% during the 2009 quarter compared to the 2008 quarter. Individual accounts bear a higher SG&A expense ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2009 quarter totaled $58.0 million compared to $51.0 million for the 2008 quarter, an increase of $7.0 million, or 13.7%, reflecting increased capital expenditures and higher intangible amortization expense due to acquisitions.

Interest Expense

Interest expense was $26.8 million for the 2009 quarter, compared to $16.3 million for the 2008 quarter, an increase of $10.5 million, primarily due to higher average outstanding debt and higher interest rates. In the second quarter of 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038, the proceeds of which were used for the repayment of the outstanding balance under our credit agreement.

Income Taxes

Our effective tax rate during the first quarter of 2009 of 30.0% compared to the effective tax rate of 35.3% in the 2008 quarter. The decrease primarily is due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of audit settlements.

Membership

The following table presents our medical and specialty membership at March 31, 2009, and at the end of each quarter in 2008:

	2009	2008
	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,468,900	1,435,900	1,368,000	1,345,000	1,267,700
Medicare stand-alone PDP	2,078,900	3,066,600	3,089,000	3,105,200	3,150,200

Total Medicare	3,547,800	4,502,500	4,457,000	4,450,200	4,417,900

Military services	1,746,600	1,736,400	1,734,400	1,737,600	1,728,100
Military services ASO	1,244,000	1,228,300	1,219,500	1,206,200	1,193,000

Total military services	2,990,600	2,964,700	2,953,900	2,943,800	2,921,100

Medicaid	385,200	385,400	385,100	387,700	384,200
Medicaid ASO	—	85,700	177,300	173,800	175,400

Total Medicaid	385,200	471,100	562,400	561,500	559,600

Total Government	6,923,600	7,938,300	7,973,300	7,955,500	7,898,600

Commercial segment:
Fully-insured	1,893,700	1,978,800	1,931,200	1,936,600	1,861,000
ASO	1,577,800	1,642,000	1,622,800	1,621,900	1,597,700

Total Commercial	3,471,500	3,620,800	3,554,000	3,558,500	3,458,700

Total medical members	10,395,100	11,559,100	11,527,300	11,514,000	11,357,300

Specialty Membership:
Commercial segment (a)	6,743,700	6,817,000	6,727,400	6,744,400	6,916,200

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members could be counted more than once since members have the ability to choose multiple products.

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

Cash and cash equivalents decreased to $1,911.2 million at March 31, 2009 from $1,970.4 million at December 31, 2008. The change in cash and cash equivalents for the three months ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008
	(in thousands)
Net cash provided by operating activities	$45,520	$4,439
Net cash (used in) provided by investing activities	(256,798)	81,376
Net cash provided by (used in) financing activities	152,057	(437,981)

Decrease in cash and cash equivalents	$(59,221)	$(352,166)

Cash Flow from Operating Activities

The increase in operating cash flows for the 2009 quarter compared to the 2008 quarter primarily resulted from increased earnings associated with lower stand-alone PDP claims. Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008	Change
	(in thousands)
Military services:
Base receivable	$472,201	$436,009	$36,192
Change orders	7,018	6,190	828

Military services subtotal	479,219	442,199	37,020

Medicare	431,505	232,608	198,897
Commercial and other	174,576	164,035	10,541
Allowance for doubtful accounts	(47,427)	(49,160)	1,733

Total net receivables	$1,037,873	$789,682	$248,191

Reconciliation to cash flow statement:
Receivables from acquisition			6,907

Change in receivables per cash flow statement			$255,098

Medicare receivables increased $198.9 million from December 31, 2008 to March 31, 2009 primarily due to the timing of Medicare receipts associated with the CMS risk-adjustment model contractually scheduled for mid-year 2009 collection, which is consistent with the collection pattern in 2008.

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the increase in base receivables as of March 31, 2009 as compared to December 31, 2008.

The detail of benefits payable was as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008	Change
	(in thousands)
IBNR (1)	$1,855,349	$1,851,047	$4,302
Military services benefits payable (2)	311,840	306,797	5,043
Reported claims in process (3)	386,804	486,514	(99,710)
Other benefits payable (4)	684,506	561,221	123,285

Total benefits payable	$3,238,499	$3,205,579	$32,920

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the previous receivables table.

(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2008 to March 31, 2009 primarily was due to the increase in amounts owed to providers under capitated and risk sharing arrangements from Medicare Advantage membership growth partially offset by a decrease in the amount of processed but unpaid claims including pharmacy claims which fluctuate due to month-end cutoff.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $276.7 million in the 2009 quarter and $230.8 million in the 2008 quarter. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $39.0 million in the 2009 quarter compared to $47.1 million in the 2008 quarter. Excluding acquisitions, we expect total capital expenditures in 2009 of approximately $250 million.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $194.4 million higher than claims payments during the 2009 quarter and $92.2 million higher than claims payments during the 2008 quarter.

Net borrowings under our credit agreement decreased $125.0 million in the 2008 quarter primarily related to ordinary debt management practices.

During the 2008 quarter, we repurchased 1.5 million common shares for $67.8 million under the stock repurchase plan previously authorized by the Board of Directors.

The remainder of the cash used in or provided by financing activities in the 2009 and 2008 quarters primarily resulted from the change in the securities lending payable, proceeds from stock option exercises, and the excess tax benefit from stock compensation.

Future Sources and Uses of Liquidity

Stock Repurchase Plan

In the third quarter of 2008, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. Due to continued volatility and turmoil in the financial markets, we have not yet repurchased any shares under the third quarter 2008 authorization. The share repurchase program expires on December 31, 2009.

Senior Notes

We previously issued $500 million of 6.45% senior notes due June 1, 2016, $500 million of 7.20% senior notes due June 15, 2018, $300 million of 6.30% senior notes due August 1, 2018, and $250 million of 8.15% senior notes due June 15, 2038. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. All four series of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. Concurrent with the senior notes issuances, we entered into interest-rate swap agreements to exchange the fixed interest rate under these senior notes for a variable interest rate based on LIBOR. In the fall of 2008 we terminated all of our swap agreements. We may re-enter into swap agreements in the future depending on market conditions and other factors.

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

At March 31, 2009, we had $250 million of borrowings outstanding under the credit agreement at an interest rate, which varies with LIBOR, of 0.91%. In addition, we have outstanding letters of credit of $3.5 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of March 31, 2009, we had $746.5 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.9 million at March 31, 2009 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $1.8 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2009 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 would trigger an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades would increase the interest rate an additional 25 basis points, or interest expense by $1.9 million, up to a maximum 100 basis points.

In addition, we operate as a holding company in a highly regulated industry. Our parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Subject to appropriate regulatory approval, for the full year 2009 we expect to dividend at least $500 million from our subsidiaries to the parent compared to $296 million for the full year 2008. In addition, we expect capital contributions to our subsidiaries to be less than the $240 million contributed in 2008.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2008, we maintained aggregate statutory capital and surplus of $3.5 billion in our state regulated subsidiaries, $1.4 billion above the aggregate $2.1 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

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

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA+ at March 31, 2009. As discussed in Note 4 to the condensed consolidated financial statements included in this report, during the three months ended March 31, 2009, we recognized net gains of $1.0 million, including $14.6 million of realized losses on investments. There were no material other-than-temporary impairments during the three months ended March 31, 2009. As of March 31, 2009, we had gross unrealized losses of $369.8 million on our investment portfolios, including the invested collateral under the securities lending program. While we believe that these impairments are temporary and we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future period.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.1 years as of March 31, 2009. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $228 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2009.

Based on our evaluation, our CEO, CFO and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 1, 2009, the Company implemented a new general ledger system. This implementation was part of our routine and ongoing process of upgrading and enhancing our financial systems and was not in response to any internal control deficiency.

Part II. Other Information

Item 1.	Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 12 to the condensed consolidated financial statements beginning on page 14 of this Form 10-Q.

Item 1A.	Risk Factors

The following list summarizes the risk factors described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 20, 2009. Except as set forth below, there have been no changes to the risk factors included in our Annual Report:

•

If we do not design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of benefits payable or future policy benefits payable based upon our estimates of future benefit claims are inadequate, our profitability could be materially adversely affected. We estimate the costs of our benefit expense payments, and design and price our products accordingly, using actuarial methods and assumptions based upon, among other relevant factors, claim payment patterns, medical cost inflation, and historical developments such as claim inventory levels and claim receipt patterns. These estimates, however, involve extensive judgment, and have considerable inherent variability that is extremely sensitive to payment patterns and medical cost trends.

•	If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our business could be materially adversely affected.

•

If we fail to properly maintain the integrity of our data, to strategically implement new information systems, or to protect our proprietary rights to our systems, our business could be materially adversely affected.

•

We are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages. Increased litigation and negative publicity could increase our cost of doing business.

•	As a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

Reductions in payments under Medicare or the other programs under which we offer health plans could reduce our profitability. The Medicare Modernization Act of 2003, or MMA, permits premium levels for certain Medicare plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year. On April 6, 2009, CMS released final 2010 Medicare Advantage payment rates which represent an effective rate decrease of 4 to 5 percent for the industry. Reduced Medicare Advantage rates will require us to increase member premiums, reduce the benefits that we offer under our Medicare Advantage plans, or some combination thereof, thereby making them potentially less attractive to members. Congress is considering other reductions to rates or other changes to the Medicare reimbursement system which could also have a material adverse effect on our results of operations, financial position, and cash flows.

•

Our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative change, could increase our cost of doing business and could adversely affect our profitability.

Although the new administration and U.S. Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made under Medicare Advantage and other government programs. In addition, in February 2009, President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things: state Medicaid programs; the modernization of health information technology systems and aid to states to help defray budget cuts. Because of the unsettled nature of these initiatives and the numerous steps required to implement them we remain uncertain as to the ultimate impact they will have on our business.

•	We are also subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

•	Any failure to manage administrative costs could hamper our profitability.

•	Any failure by us to manage acquisitions and other significant transactions successfully could have a material adverse effect on our financial results, business and prospects.

•	If we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected.

•	Our mail-order pharmacy business is highly competitive and subjects us to regulations in addition to those we face with our core health benefits businesses.

•	Our ability to obtain funds from our subsidiaries is restricted.

•	Downgrades in our debt ratings, should they occur, may adversely affect our business, results of operations, and financial condition.

•	Changes in economic conditions could adversely affect our business and results of operations.

The U.S. economy continues to experience a period of recession and increased unemployment. We have closely monitored the impact that this volatile economy is having on our Commercial segment operations. Workforce reductions have caused corresponding membership losses in our small group business to be substantially higher than we previously expected. We have also experienced a decline in net investment income as a result of further decreases in interest rates and available investment yields. Therefore, continued weakness in the U.S. economy, and any resulting increases in unemployment or prolonged reduced interest rate levels, may adversely affect our Commercial medical membership, results of operations, financial position and cash flows.

•	The securities and credit markets recently have been experiencing extreme volatility and disruption, which could adversely affect our business.

•	Given the current economic climate, our stock and the stocks of other companies in the insurance industry may be increasingly subject to stock price and trading volume volatility.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in our reports filed with the SEC from time to time, including our annual reports on Form 10-K and current reports on Form 8-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3(i)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

3(i)(i)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10(ee)**	Amendment of Solicitation/Modification of Contract, dated as of January 16, 2009, by and between Humana Military Healthcare Services, Inc. and the United States Department of Defense TRICARE Management Activity (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Amended Current Report on Form 8-K, filed with the SEC on March 3, 2009).

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 27, 2009	By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date:	April 27, 2009	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)