Form 10-Q
period 2009-06-30
HUMANA INC
filed 2009-08-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☑    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2009
$0.16 2/3 par value	169,657,445 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2009

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,585,109	$1,970,423
Investment securities	4,583,423	4,203,538
Receivables, less allowance for doubtful accounts of $52,123 in 2009 and $49,160 in 2008:
Premiums	1,265,986	777,672
Administrative services fees	10,928	12,010
Securities lending invested collateral	270,120	402,399
Other current assets	1,056,798	1,030,000

Total current assets	8,772,364	8,396,042

Property and equipment, net	691,414	711,492
Other assets:
Long-term investment securities	1,240,197	1,011,904
Goodwill	1,992,924	1,963,111
Other long-term assets	987,490	959,211

Total other assets	4,220,611	3,934,226

Total assets	$13,684,389	$13,041,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,411,197	$3,205,579
Trade accounts payable and accrued expenses	1,351,689	1,077,027
Book overdraft	153,853	224,542
Securities lending payable	305,008	438,699
Unearned revenues	244,855	238,098

Total current liabilities	5,466,602	5,183,945
Long-term debt	1,682,654	1,937,032
Future policy benefits payable	1,154,317	1,164,758
Other long-term liabilities	322,538	298,835

Total liabilities	8,626,111	8,584,570

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 188,867,271 shares issued at June 30, 2009 and 187,856,684 shares issued at December 31, 2008	31,478	31,309
Capital in excess of par value	1,604,979	1,574,245
Retained earnings	3,877,433	3,389,936
Accumulated other comprehensive loss	(86,556)	(175,243)
Treasury stock, at cost, 19,209,826 shares at June 30, 2009 and 19,031,229 shares at December 31, 2008	(369,056)	(363,057)

Total stockholders’ equity	5,058,278	4,457,190

Total liabilities and stockholders’ equity	$13,684,389	$13,041,760

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share results)
Revenues:
Premiums	$7,642,527	$7,106,752	$15,113,821	$13,819,353
Administrative services fees	118,694	112,964	234,576	224,943
Investment income	75,340	80,821	144,884	170,780
Other revenue	62,328	50,325	117,269	95,490

Total revenues	7,898,889	7,350,862	15,610,550	14,310,566

Operating expenses:
Benefits	6,367,545	6,038,482	12,636,855	11,856,516
Selling, general and administrative	1,004,342	916,041	2,068,145	1,866,486
Depreciation and amortization	60,478	53,458	118,492	104,416

Total operating expenses	7,432,365	7,007,981	14,823,492	13,827,418

Income from operations	466,524	342,881	787,058	483,148
Interest expense	26,574	17,867	53,346	34,206

Income before income taxes	439,950	325,014	733,712	448,942
Provision for income taxes	158,170	115,118	246,215	158,876

Net income	$281,780	$209,896	$487,497	$290,066

Basic earnings per common share	$1.68	$1.26	$2.92	$1.73

Diluted earnings per common share	$1.67	$1.24	$2.89	$1.71

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income	$487,497	$290,066
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities, net	(9,550)	(18,849)
Stock-based compensation	33,022	27,165
Depreciation and amortization	118,492	104,416
(Benefit) provision for deferred income taxes	(34,825)	10,572
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(494,139)	(383,385)
Other assets	(18,827)	(195,211)
Benefits payable	205,618	381,462
Other liabilities	(98,447)	(104,475)
Unearned revenues	6,757	(12,457)
Other, net	11,782	9,158

Net cash provided by operating activities	207,380	108,462

Cash flows from investing activities
Acquisitions, net of cash acquired	(12,367)	(266,093)
Purchases of property and equipment	(82,602)	(112,045)
Purchases of investment securities	(2,839,775)	(3,524,144)
Maturities of investment securities	604,535	274,347
Proceeds from sales of investment securities	1,751,441	2,649,402
Change in securities lending collateral	133,691	536,723

Net cash used in investing activities	(445,077)	(441,810)

Cash flows from financing activities
Receipts from CMS contract deposits	1,034,642	1,188,830
Withdrawals from CMS contract deposits	(723,413)	(1,079,245)
Borrowings under credit agreement	—	425,000
Repayments under credit agreement	(250,000)	(1,225,000)
Proceeds from issuance of senior notes	—	749,247
Debt issue costs	—	(5,480)
Change in securities lending payable	(133,691)	(536,723)
Common stock repurchases	(5,999)	(94,661)
Change in book overdraft	(70,689)	28,739
Excess tax benefit from stock-based compensation	244	9,344
Proceeds from stock option exercises and other	1,289	7,486

Net cash used in financing activities	(147,617)	(532,463)

Decrease in cash and cash equivalents	(385,314)	(865,811)
Cash and cash equivalents at beginning of period	1,970,423	2,040,453

Cash and cash equivalents at end of period	$1,585,109	$1,174,642

Supplemental cash flow disclosures:
Interest payments	$56,635	$32,899
Income tax payments, net	$260,380	$87,383

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

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity is required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the previous requirement for an entity to assess whether it had the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We adopted these FSPs for the quarter ended June 30, 2009. Refer to Note 4, Note 5 and Note 12 to these condensed consolidated financial statements for disclosures related to these FSPs.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, or SFAS 165, which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist in the auditing standards. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated and for certain nonrecognized subsequent events, the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made. We adopted SFAS 165 for the quarter ended June 30, 2009. Refer to Note 15 to these condensed consolidated financial statements for the related disclosures.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. The FASB Accounting Standards CodificationTM (ASC) is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards. All ASC content carries the same level of authority and anything outside of the ASC is nonauthoritative. SFAS 168 is effective for us beginning with our third quarter 2009 condensed consolidated financial statements. The adoption of this standard in the third quarter of 2009 will change the way we reference accounting standards in our disclosures.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. INVESTMENT SECURITIES

Investment securities have been categorized as available for sale and, as a result, are stated at fair value. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other-than-temporary impairment, or OTTI.

Investment securities classified as current and long-term were as follows at June 30, 2009 and December 31, 2008, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$587,649	$7,326	$(1,801)	$593,174
Mortgage-backed securities	1,101,796	20,476	(2,908)	1,119,364
Tax-exempt municipal securities	1,848,234	35,622	(28,026)	1,855,830
Mortgage-backed securities:
Residential	386,333	1,812	(80,770)	307,375
Commercial	292,118	834	(33,579)	259,373
Asset-backed securities	151,735	1,504	(770)	152,469
Corporate debt securities	1,523,525	35,222	(48,638)	1,510,109
Redeemable preferred stock	19,474	1,650	—	21,124

Total debt securities	5,910,864	104,446	(196,492)	5,818,818
Equity securities	4,909	—	(107)	4,802

Total	$5,915,773	$104,446	$(196,599)	$5,823,620

December 31, 2008
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$587,207	$12,759	$(68)	$599,898
Mortgage-backed securities	1,268,956	28,974	(225)	1,297,705
Tax-exempt municipal securities	1,702,026	27,649	(40,213)	1,689,462
Mortgage-backed securities:
Residential	450,867	1,565	(105,124)	347,308
Commercial	313,933	—	(53,634)	260,299
Asset-backed securities	156,618	27	(12,275)	144,370
Corporate debt securities	930,707	10,532	(99,842)	841,397
Redeemable preferred stock	18,052	1,650	—	19,702

Total debt securities	5,428,366	83,156	(311,381)	5,200,141
Equity securities	16,956	—	(1,655)	15,301

Total	$5,445,322	$83,156	$(313,036)	$5,215,442

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $295.6 million at June 30, 2009 and $437.1 million at December 31, 2008 were on loan. At June 30, 2009, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds, certificates of deposit, and short-term corporate and asset-backed securities with an average maturity of approximately 308 days. These available for sale investment securities have an amortized cost basis and fair value of $303.5 million and $270.1 million, respectively, at June 30, 2009, and $437.2 million and $402.4 million, respectively, at December 31, 2008.

In April 2009, the FASB amended the other-than-temporary impairment model for debt securities which we adopted for the period ended June 30, 2009. Under the new model, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value when we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis. However, if we do not intend to sell the debt security, we evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized currently in income with the remainder of the loss recognized in other comprehensive income. A transition adjustment to reclassify the non-credit portion of any previously recognized impairment from retained earnings to accumulated other comprehensive income was required upon adoption if we did not intend to sell and it was not more likely than not that we would be required to sell the security before recovery of its amortized cost basis. We did not record a transition adjustment for securities previously considered other-than-temporarily impaired because these securities were already sold or we had the intent to sell these securities.

When we do not intend to sell a security in an unrealized loss position, potential OTTI is considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. For example, with respect to mortgage and asset-backed securities, such data includes underlying loan level data and structural features such as seniority and other forms of credit enhancements. A decline in fair value is considered other-than-temporary when we do not expect to recover the entire amortized cost basis of the security. We estimate the amount of the credit loss component of a debt security as the difference between the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2009 and December 31, 2008, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$273,949	$(1,801)	$—	$—	$273,949	$(1,801)
Mortgage-backed securities	263,240	(2,779)	2,902	(129)	266,142	(2,908)
Tax-exempt municipal securities	484,881	(10,997)	210,282	(17,029)	695,163	(28,026)
Mortgage-backed securities:
Residential	70,933	(28,733)	156,748	(52,037)	227,681	(80,770)
Commercial	—	—	210,557	(33,579)	210,557	(33,579)
Asset-backed securities	1,111	(94)	3,520	(676)	4,631	(770)
Corporate debt securities	236,500	(10,687)	288,461	(37,951)	524,961	(48,638)

Total debt securities	1,330,614	(55,091)	872,470	(141,401)	2,203,084	(196,492)
Equity securities	685	(107)	—	—	685	(107)

Total	$1,331,299	$(55,198)	$872,470	$(141,401)	$2,203,769	$(196,599)

December 31, 2008
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$146,315	$(68)	$—	$—	$146,315	$(68)
Mortgage-backed securities	18,308	(168)	4,297	(57)	22,605	(225)
Tax-exempt municipal securities	409,787	(22,238)	141,730	(17,975)	551,517	(40,213)
Mortgage-backed securities:
Residential	246,144	(96,593)	18,092	(8,531)	264,236	(105,124)
Commercial	153,415	(28,404)	106,885	(25,230)	260,300	(53,634)
Asset-backed securities	141,495	(12,200)	1,377	(75)	142,872	(12,275)
Corporate debt securities	422,005	(64,786)	98,124	(35,056)	520,129	(99,842)

Total debt securities	1,537,469	(224,457)	370,505	(86,924)	1,907,974	(311,381)
Equity securities	7,388	(1,655)	—	—	7,388	(1,655)

Total	$1,544,857	$(226,112)	$370,505	$(86,924)	$1,915,362	$(313,036)

Approximately 97% of all of our debt securities were of investment-grade quality, with an average credit rating of AA+ by S&P at June 30, 2009. Most of the debt securities that are below investment-grade are rated BB or better, the higher end of the below investment-grade rating scale. At June 30, 2009, 32% of our tax exempt securities were insured by bond insurers and have an equivalent S&P credit rating of AA exclusive of the bond insurers guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The largest amount of our unrealized losses at June 30, 2009 relate to our residential and commercial mortgage-backed securities. Factors such as seniority, underlying collateral characteristics and credit enhancements support the recoverability of these securities. Residential mortgage-backed securities with an average credit rating of AA- at

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

June 30, 2009, are primarily composed of senior tranches having high credit support, with 98% of the collateral consisting of prime loans. All commercial mortgage-backed securities are rated AAA at June 30, 2009 and are also composed of senior tranches with a high amount of credit support.

All issuers of securities trading at an unrealized loss remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in investment yields as a result of wider credit spreads and tighter liquidity conditions in the current markets than when the securities were purchased. As of June 30, 2009, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of June 30, 2009.

For the purpose of determining gross realized gains and losses, which are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. The detail of realized gains (losses) related to investment securities and included with investment income was as follows for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Gross realized gains	$35,109	$14,934	$50,746	$33,107
Gross realized losses	(26,602)	(6,349)	(41,196)	(14,258)

Net realized gains	$8,507	$8,585	$9,550	$18,849

There were no material other-than-temporary impairments during the three and six months ended June 30, 2009 and 2008.

The contractual maturities of debt securities available for sale at June 30, 2009, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$259,369	$260,038
Due after one year through five years	1,193,903	1,219,541
Due after five years through ten years	1,172,897	1,172,825
Due after ten years	1,352,713	1,327,833
Mortgage and asset-backed securities	1,931,982	1,838,581

Total debt securities	$5,910,864	$5,818,818

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

The following table summarizes our fair value measurements at June 30, 2009 and December 31, 2008, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2009
Cash equivalents	$1,490,501	$1,490,501	$—	$—
Investment securities	5,823,620	—	5,732,461	91,159
Securities lending invested collateral	270,120	—	270,120	—

Total invested assets	$7,584,241	$1,490,501	$6,002,581	$91,159

December 31, 2008
Cash equivalents	$1,549,966	$1,549,966	$—	$—
Investment securities	5,215,442	—	5,123,516	91,926
Securities lending invested collateral	402,399	—	402,399	—

Total invested assets	$7,167,807	$1,549,966	$5,525,915	$91,926

During the six months ended June 30, 2009 and 2008, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the six months ended June 30,
	2009	2008
	(in thousands)
Beginning balance at January 1	$91,926	$18,698
Total gains or losses:
Realized in earnings	39	27
Unrealized in other comprehensive income	171	697
Purchases, sales, issuances, and settlements, net	(802)	(1,133)
Transfers in and/or out of Level 3	605	—

Balance at March 31	91,939	18,289

Total gains or losses:
Realized in earnings	16	45
Unrealized in other comprehensive income	222	(953)
Purchases, sales, issuances, and settlements, net	(1,018)	1,702
Transfers in and/or out of Level 3	—	95,523

Balance at June 30	$91,159	$114,606

Level 3 assets primarily include auction rate securities. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $73.2 million at June 30, 2009, or less than 1% of our total invested assets, primarily consist of tax-exempt bonds rated AAA and AA and collateralized by federally guaranteed student loans. Liquidity issues in the global credit markets led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher interest rate in accordance with the original terms of the debt instrument. Liquidation of auction

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

rate securities results when (1) a successful auction occurs, (2) the securities are called or refinanced by the issuer, (3) a buyer is found outside the auction process, or (4) the security matures. We continue to receive income on all auction rate securities and from time to time full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices and as such unobservable inputs were used.

Total gains or losses included in earnings for the three months ended June 30, 2009 and 2008 were included in investment income.

6. MEDICARE PART D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of June 30, 2009 and December 31, 2008. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2009 provision will exceed 12 months as of June 30, 2009.

	June 30, 2009		December 31, 2008
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$88,454	$384,955	$78,728	$322,108
Trade accounts payable and accrued expenses	(18,896)	(593,888)	(23,311)	(219,676)

Net current asset (liability)	69,558	(208,933)	55,417	102,432

Other long-term assets	1,296	—	—	—
Other long-term liabilities	(33,288)	—	—	—

Net long-term liability	(31,992)	—	—	—

Total net asset (liability)	$37,566	$(208,933)	$55,417	$102,432

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2009 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2008	$1,266,919	$696,192	$1,963,111
Purchase price allocation adjustments related to prior year acquisitions	10,907	15,598	26,505
Contingent purchase price settlements related to prior year acquisitions	1,819	1,489	3,308

Balance at June 30, 2009	$1,279,645	$713,279	$1,992,924

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2008:

	Weighted Average Life at 6/30/09	June 30, 2009			December 31, 2008
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	11.1 yrs	$321,385	$102,919	$218,466	$341,085	$86,288	$254,797
Provider contracts	18.0 yrs	36,253	5,942	30,311	36,253	4,903	31,350
Trade names and other	10.7 yrs	18,196	5,384	12,812	22,486	7,345	15,141

Total other intangible assets	11.7 yrs	$375,834	$114,245	$261,589	$399,824	$98,536	$301,288

Amortization expense for other intangible assets was approximately $19.1 million for the six months ended June 30, 2009 and $17.3 million for the six months ended June 30, 2008. The following table presents our estimate of amortization expense for 2009 and for each of the five succeeding fiscal years:

(in thousands)
For the years ending December 31,
2009	$37,307
2010	$33,764
2011	$32,101
2012	$30,413
2013	$26,614
2014	$23,848

8. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$281,780	$209,896	$487,497	$290,066
Net unrealized investment gains (losses) and other, net of tax	88,368	(58,437)	88,687	(65,146)

Comprehensive income, net of tax	$370,148	$151,459	$576,184	$224,920

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share results)
Net income available for common stockholders	$281,780	$209,896	$487,497	$290,066

Weighted average outstanding shares of common stock used to compute basic earnings per common share	167,301	167,146	167,172	167,668
Dilutive effect of:
Employee stock options	588	1,165	610	1,365
Restricted stock	780	686	882	766

Shares used to compute diluted earnings per common share	168,669	168,997	168,664	169,799

Basic earnings per common share	$1.68	$1.26	$2.92	$1.73

Diluted earnings per common share	$1.67	$1.24	$2.89	$1.71

Number of antidilutive stock options and restricted stock excluded from computation	6,635	3,769	6,850	2,590

10. STOCK REPURCHASE PLAN

In the third quarter of 2008, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2009, no shares were repurchased pursuant to the program and, accordingly, as of August 3, 2009, the remaining authorized amount totaled $250 million. The share repurchase program expires on December 31, 2009.

In connection with employee stock plans, we acquired 0.2 million common shares for $6.0 million and 0.2 million common shares for $12.1 million during the six months ended June 30, 2009 and 2008, respectively.

11. INCOME TAXES

The effective income tax rate was 36.0% and 33.6%, respectively, for the three and six months ended June 30, 2009 compared to 35.4% for the three and six months ended June 30, 2008. The decrease in the rate for the six months ended June 30, 2009 primarily is due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006 during the first quarter of 2009.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

12. DEBT

The carrying value of long-term debt outstanding was as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Long-term debt:
Senior notes	$1,644,856	$1,648,964
Credit agreement	—	250,000
Other long-term borrowings	37,798	38,068

Total long-term debt	$1,682,654	$1,937,032

During the six months ended June 30, 2009, we repaid $250.0 million of amounts previously borrowed under our $1.0 billion credit agreement to fund the acquisition of Cariten. As of June 30, 2009, there were no borrowings outstanding under our $1.0 billion credit agreement. The fair value of our long-term debt was $1,416.0 million at June 30, 2009 and $1,503.4 million at December 31, 2008. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current rates estimated to be available to us for debt with similar terms and remaining maturities.

13. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare business, which accounted for approximately 62% of our total premiums and ASO fees for the six months ended June 30, 2009, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2010.

CMS is performing audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment model used to reimburse Medicare Advantage plans. Several Humana contracts are included in audits being undertaken by CMS. Some of these audits involve a comprehensive review of medical records and CMS has notified us that such audits might result in contract-level payment adjustments to premium payments made to a health plan pursuant to its Medicare contract with CMS or other payment reductions. The first of these audits focuses on risk-adjustment data for 2006 used to determine 2007 payment amounts. Based on audit results, CMS may make contract-level payment adjustments that could occur during 2009, and adjustments might occur prior to our or other Medicare Advantage plans having the opportunity to appeal audit findings. We primarily rely on providers to appropriately document risk-adjustment data in their medical records and appropriately code their claim submissions, which we send to CMS as the basis for our risk-adjustment model premium. We are working with CMS and our industry group to develop an orderly audit process, for which CMS has not yet indicated the complete details. Therefore, we are unable to predict the complete audit methodology to be used by CMS, the outcome of these audits, or whether these audits would result in a payment adjustment. However, it is reasonably possible that a payment adjustment as a result of these audits could occur, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the six months ended June 30, 2009, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Insurance Administration for the East and Southeast regions were extended for four months to October 31, 2009 with no change in terms. In July 2009, the Puerto Rico Insurance Administration issued a formal request for proposal for new contracts to be effective November 1, 2009 for five regions. The request for proposal excluded the Metro North, Northeast and Southeast regions. We expect to bid on all regions under the request for proposal.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the six months ended June 30, 2009, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired March 31, 2009. Through an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, an additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, was exercised by the government. The Amendment also provides for two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the seventh and eighth option periods is at the government’s option. The contract’s transition provisions require the continuation of certain activities, primarily claims processing, during a wind-down period lasting approximately six months following the expiration date. Claims incurred on or prior to the expiration date would continue to be processed during the wind-down period under the terms existing prior to the expiration date.

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

In July 2009, we were notified by the Department of Defense (DoD) that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We have filed a protest with the Government Accountability Office in connection with the award to another bidder but are not yet able to make a reasonable determination of the outcome of such protest. In our protest, we cited discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection.

For a discussion of the expected impact of the loss of the third generation TRICARE program contract for the South Region, see Note 15 to these condensed consolidated financial statements.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Humana Inc. et al., No. 3:08cv-187-H, filed on April 8, 2008). On July 17, 2008, those cases were consolidated and captioned In re Humana Inc. Securities Litigation, No. 3:08-CV-162-JHM-DW, and the Alaska Laborers Employers Retirement Fund and three individuals were designated as lead plaintiffs. On September 16, 2008, the lead plaintiffs filed a consolidated amended class action complaint (the “Consolidated Class Action Complaint”), which alleged that, from February 4, 2008 through March 11, 2008, the Class Action Defendants misled investors by knowingly making materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The Consolidated Class Action Complaint alleged that the Class Action Defendants’ statements regarding Humana’s projected earnings per share were materially false and misleading because they failed to disclose that (i) Humana’s financial reporting lacked a reasonable basis due to significant material weaknesses in Humana’s internal controls, (ii) Humana could not properly calculate the prescription drug costs of its newly-acquired members, the mix of high and low cost members, and the correct pricing and discounts for its stand-alone Medicare Part D prescription drug plans (“PDPs”), and (iii) the assumptions underlying the earnings guidance that Humana issued in February 2008 were flawed. The Consolidated Class Action Complaint alleged that these actions violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the named officers were also liable as control persons under Section 20(a) of the Securities Exchange Act. The Consolidated Class Action Complaint sought the following relief: (i) certification of the action as a class action and designation of lead plaintiffs as class representatives; (ii) compensatory damages, including interest; (iii) an award of plaintiffs’ legal fees and expenses; and (iv) other relief that the court deemed just and proper. On November 14, 2008, the Class Action Defendants filed a motion seeking dismissal of the case. The plaintiffs filed their opposition to that motion on January 13, 2009, and the Class Action Defendants filed a reply brief in support of their motion on February 27, 2009. On June 23, 2009, the Court entered an order granting the Class Action Defendants’ motion and dismissed the Consolidated Class Action Complaint with prejudice. No appeal has been taken from that ruling, and the time to file such an appeal has expired.

In addition, Humana’s directors and certain officers (collectively, the “Derivative Defendants”) have been named as defendants in two substantially similar shareholder derivative actions filed in the Circuit Court for Jefferson County, Kentucky (Del Gaizo v. McCallister et al., No. 08-CI-003527, filed on March 27, 2008; and Regiec v. McCallister et al., No. 08-CI-04236, filed on April 16, 2008) (collectively, the “Derivative Complaints”). Humana is named as a nominal defendant. The Derivative Complaints are premised on the same basic allegations and events underlying the federal securities class action described above, and allege, among other things, that some or all of the Derivative Defendants (i) caused Humana to misrepresent its business prospects, (ii) failed to correct Humana’s earnings guidance, and (iii) caused Humana to charge co-payments for its PDPs that were based on incorrect estimates. The Derivative Complaints assert claims against the Derivative Defendants for breach of fiduciary duty, corporate waste, and unjust enrichment. The Derivative Complaints also assert claims against certain directors and officers of Humana for allegedly breaching their fiduciary duties by engaging in insider sales of Humana common stock and misappropriating Humana information. The Derivative Complaints seek the following relief, among other things: (i) damages in favor of Humana; (ii) an order directing Humana to take actions to reform and improve its internal governance and procedures, including holding shareholder votes on certain corporate governance policies and resolutions to amend Humana’s Bylaws or Articles of Incorporation; (iii) restitution and disgorgement of the Derivative Defendants’ alleged profits, benefits, and other compensation; (iv) an award of plaintiffs’ legal costs and expenses; and (v) other relief that the court deems just and proper. The state court derivative actions were consolidated and captioned as In re Humana Inc. Derivative Litigation, No. 08-CI-003527. On May 12, 2008, the Circuit Court entered an order staying the consolidated state court derivative action pending the outcome of the Class Action Defendants’ motion to dismiss the federal securities case. Pursuant to the Circuit Court’s order, the state court derivative plaintiffs have until sixty (60) days after the dismissal of the federal securities case, which occurred on June 23, 2009, to file a consolidated complaint. To date, no such consolidated complaint has been filed.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Provider Litigation

Humana Military Healthcare Services, Inc. (“HMHS”) has been named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against HMHS. The Sacred Heart Complaint alleges, among other things, that, HMHS breached its network agreements with a class of hospitals, including the seven named plaintiffs, in six states that contracted for reimbursement of outpatient services provided to beneficiaries of the Department of Defense’s TRICARE health benefits program (“TRICARE”). The Complaint alleges that HMHS breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). HMHS denies that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint seeks, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by HMHS, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requests damages and other relief the court deems just and proper for its individual claim against HMHS for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of “all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with [HMHS] to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with [HMHS] to submit any such disputes with [HMHS] to arbitration.” HMHS is challenging the certification of this class action. On October 9, 2008, HMHS petitioned the U.S. Court of Appeals for the Eleventh Circuit pursuant to Federal Rule of Civil Procedure 23(f) for permission to appeal on an interlocutory basis. On November 14, 2008, the Court of Appeals granted HMHS’s petition. On November 21, 2008, the district court stayed proceedings in the case pending the result of the appeal on the class issue or until

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

further notice. Oral argument before the Court of Appeals is scheduled for August 25, 2009. On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. HMHS, the named plaintiffs filed an arbitration demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs are seeking certification of a class consisting of all institutional healthcare service providers who had contracts with HMHS to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. HMHS submitted its response to the demand for arbitration on May 1, 2009.

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

In February 2008, the New York Attorney General initiated an industry-wide investigation into certain provider-payment practices. Like other companies, we received subpoenas in connection with this matter. We cooperated fully with the investigation. Our operations in New York consist primarily of Medicare business which was not subject to the investigation. Subsequently, the New York Attorney General settled this matter with certain other industry participants and announced on June 18, 2009 that he had completed his investigation. We have also responded and are continuing to respond to similar requests for information from other states’ attorneys general and departments of insurance.

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the new Medicare prescription drug program and other litigation.

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

14. SEGMENT INFORMATION

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

Our segment results were as follows for the three and six months ended June 30, 2009 and 2008:

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$4,145,129	$3,491,824	$8,205,588	$6,659,541
Medicare stand-alone PDP	638,813	905,071	1,234,496	1,780,070

Total Medicare	4,783,942	4,396,895	9,440,084	8,439,611
Military services	924,308	806,976	1,795,479	1,617,635
Medicaid	160,529	141,976	317,189	285,656

Total premiums	5,868,779	5,345,847	11,552,752	10,342,902
Administrative services fees	23,155	19,456	43,488	42,162
Investment income	47,176	38,775	87,958	87,093
Other revenue	522	462	1,716	861

Total revenues	5,939,632	5,404,540	11,685,914	10,473,018

Operating expenses:
Benefits	4,934,617	4,611,992	9,868,530	9,111,704
Selling, general and administrative	550,939	507,516	1,148,150	1,045,524
Depreciation and amortization	33,176	29,617	65,745	58,463

Total operating expenses	5,518,732	5,149,125	11,082,425	10,215,691

Income from operations	420,900	255,415	603,489	257,327
Interest expense	16,225	5,966	32,713	11,115

Income before income taxes	$404,675	$249,449	$570,776	$246,212

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$797,027	$903,833	$1,617,666	$1,803,128
HMO	747,066	622,193	1,485,096	1,204,384

Total fully-insured	1,544,093	1,526,026	3,102,762	3,007,512
Specialty	229,655	234,879	458,307	468,939

Total premiums	1,773,748	1,760,905	3,561,069	3,476,451
Administrative services fees	95,539	93,508	191,088	182,781
Investment income	28,164	42,046	56,926	83,687
Other revenue	61,806	49,863	115,553	94,629

Total revenues	1,959,257	1,946,322	3,924,636	3,837,548

Operating expenses:
Benefits	1,432,928	1,426,490	2,768,325	2,744,812
Selling, general and administrative	453,403	408,525	919,995	820,962
Depreciation and amortization	27,302	23,841	52,747	45,953

Total operating expenses	1,913,633	1,858,856	3,741,067	3,611,727

Income from operations	45,624	87,466	183,569	225,821
Interest expense	10,349	11,901	20,633	23,091

Income before income taxes	$35,275	$75,565	$162,936	$202,730

15. SUBSEQUENT EVENTS

We have evaluated subsequent events through August 3, 2009, the date the condensed consolidated financial statements were issued.

Our military services business primarily consists of the TRICARE South Region contract which covers benefits for healthcare services provided to beneficiaries through March 31, 2010. In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We have filed a protest with the Government Accountability Office in connection with the award to another bidder but are not yet able to make a reasonable determination of the outcome of such protest. In our protest, we cited discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. For the six months ended June 30, 2009, premiums and ASO fees associated with the TRICARE South Region contract were $1.8 billion, or 11.7% of our total premiums and ASO fees. We currently are evaluating issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill which had a carrying value of $50 million at June 30, 2009, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. We cannot yet determine a reasonable estimate of the impact of such issues on our earnings.

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “believes,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2008 that was filed with the SEC on February 20, 2009, in each case, as modified by the changes to these risk factors included in this document and other reports we filed subsequent to February 20, 2009 and are incorporated by reference herein. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2008 revenues of $28.9 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of June 30, 2009, we had approximately 10.3 million members in our medical benefit plans, as well as approximately 6.8 million members in our specialty products.

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

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premium, ASO fee, and plan benefit levels that are commensurate with our benefit and administrative costs. Benefit costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and medical procedures, new prescription drugs and therapies, an aging population, lifestyle challenges including diet and smoking, the tort liability system, and government regulation.

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

Government Segment

Our strategy and commitment to the Medicare programs has led to significant growth. Medicare Advantage membership increased to 1,499,800 members at June 30, 2009, up 154,800 members, or 11.5%, from 1,345,000 at June 30, 2008, primarily due to sales of preferred provider organization, or PPO products. This increase also included the impact of the acquisitions of Cariten and Metcare, which together added 54,200 Medicare HMO members. Likewise, Medicare Advantage premium revenues have increased 23.2% to $8.2 billion for the six months ended June 30, 2009 from $6.7 billion for the six months ended June 30, 2008. Recently the mix of sales has shifted increasingly to our network-based PPO offerings, which is particularly important given the enactment of the Medicare Improvements for Patients and Providers Act of 2008, discussed more fully below. Medicare Advantage members enrolled in network-based products was approximately 62% at June 30, 2009 compared to 49% at June 30, 2008, with our PPO membership increasing 107% from June 30, 2008 to June 30, 2009.

Due to the enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, in July 2008, beginning in 2011 sponsors of Medicare Advantage Private Fee-For-Service, or PFFS, plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. We have 574,800 PFFS members, or approximately 38% of our total Medicare Advantage membership at June 30, 2009, down from 49% at December 31, 2008. Approximately 80% of these PFFS members at June 30, 2009 reside in geographies where we have developed a PPO network and offer a PPO plan. We are implementing various operational and strategic initiatives including further developing our PPO network and building network-based plan offerings to address the network requirement.

Final 2010 Medicare Advantage rates were announced by CMS on April 6, 2009, with an effective rate decrease for the industry of 4% to 5%. Based on information available at the time we filed our 2010 bids in June 2009, we believe we effectively designed Medicare Advantage products that address the lower rates while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, to mitigate the adverse effects of this rate reduction on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

We also offer three Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program: our Standard, Enhanced, and Complete products. These plans provide varying degrees of coverage. In order to offer these plans in a given year, in June of the preceding year we must submit bids to CMS for approval. During 2008, we experienced prescription drug claim expenses for our Medicare stand-alone PDPs that were higher than we had originally assumed in the bid that we submitted to CMS in June 2007. These higher claim levels for our Medicare stand-alone PDPs reflected a combination of several variances between our actuarial bid assumptions versus our experience. These variances resulted from, among other things, differences between the actuarial utilization assumptions (which are our attempts to predict members’ future utilization of drugs) in the bids for our Enhanced plans versus our actual claims experience in 2008, as well as an increase in the percentage of higher cost members in both our Standard and Enhanced plans. These issues were addressed for 2009 based on enhancements made to our bid development and review processes. Our Medicare stand-alone PDP membership declined to 1,992,000 members at June 30, 2009, down 1,074,600 members from December 31, 2008 and down 1,113,200 members from June 30, 2008, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Our quarterly Government segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result the Government segment’s benefit ratio generally improves as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products,

Standard, Enhanced, and Complete, affect the quarterly benefit ratio pattern. The impact of the Medicare Part D benefit designs on our overall earnings pattern is expected to be less in 2009 as compared to 2008 due to the loss of 1,074,600 Medicare stand-alone PDP members, or 35.0%, from December 31, 2008 to June 30, 2009 as discussed above.

Our military services business primarily consists of the TRICARE South Region contract which covers benefits for healthcare services provided to beneficiaries through March 31, 2010. In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We have filed a protest with the Government Accountability Office in connection with the award to another bidder but are not yet able to make a reasonable determination of the outcome of such protest. In our protest, we cited discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. For the six months ended June 30, 2009, premiums and ASO fees associated with the TRICARE South Region contract were $1.8 billion, or 11.7% of our total premiums and ASO fees. We currently are evaluating issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill which had a carrying value of $50 million at June 30, 2009, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. We cannot yet determine a reasonable estimate of the impact of such issues on our earnings.

Commercial Segment

Commercial segment pretax earnings, impacted by lower investment income and the adverse effects of the slowing economy, decreased by $39.8 million, or 19.6% for the 2009 period compared to the 2008 period. Commercial segment medical membership at June 30, 2009 of 3,447,900 decreased 110,600 members, or 3.1% from June 30, 2008, despite the acquisition of Cariten in the fourth quarter of 2008 which added approximately 49,700 fully-insured members and 21,600 ASO members, as discussed more fully below. Commercial segment medical membership decreased 172,900 members, or 4.8% from December 31, 2008 to June 30, 2009. The decline in membership primarily was a result of the slowing economy as well as the loss of a few larger ASO accounts. The slowing economy has led to increased in-group member attrition, particularly with respect to our smaller group accounts, as these employers reduce their workforce levels primarily through reductions in force of less experienced workers. As a result, we are also experiencing higher utilization of benefits in our smaller group accounts primarily due to the shift in the mix of members to an older workforce having more health care needs and members utilizing more benefits ahead of actual or perceived layoffs. The membership declines were partially offset by enrollment gains in our individual product, a strategic area of commercial growth. Individual membership increased 17% from June 30, 2008 to June 30, 2009, and 7% from December 31, 2008. This increase in individual membership, together with administrative costs associated with increased business for our mail-order pharmacy, led to a higher Commercial segment SG&A expense ratio. We expect Commercial segment medical membership to decline by 175,000 to 195,000 members for the full-year 2009 as compared to December 31, 2008, reflecting the impact of member attrition due to workforce reductions as well as the loss of a few larger ASO accounts.

Volatility in the Financial Markets

The securities and credit markets continue to experience volatility, increasing risk with respect to our financial assets. At June 30, 2009, cash, cash equivalents and our investment securities totaled $7.4 billion, or 54.1% of total assets, with 21.4% of the $7.4 billion invested in cash and cash equivalents. Investment securities consist primarily of debt securities of investment-grade quality with an average credit rating by S&P of AA+ at June 30, 2009 and an average duration of approximately 4.2 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.4 years. We had $5.5 million of mortgage-backed securities associated with Alt-A or subprime loans at June 30, 2009 and no collateralized debt obligations.

Gross unrealized losses were $196.6 million at June 30, 2009 compared to $313.0 million at December 31, 2008. Gross unrealized gains were $104.4 million at June 30, 2009 compared to $83.2 million at December 31, 2008. All issuers of securities trading at an unrealized loss remain current on all contractual payments. We believe these unrealized losses primarily were caused by an increase in investment yields as a result of wider credit spreads and tighter liquidity conditions in the current markets than when the securities were purchased. As of June 30, 2009, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized costs basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of June 30, 2009.

We continuously review our investment portfolios. Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

In addition, in the fall of 2008 we terminated all fixed to variable interest-rate swap agreements outstanding associated with our senior notes based on recent changes in the credit market environment. In exchange for terminating these interest-rate swap agreements, we received cash of $93.0 million representing the fair value of the swap assets. This transaction also fixed the interest rate on our senior notes to a weighted-average rate of 6.08%. We may re-enter into swap agreements in the future depending on market conditions and other factors.

The availability of liquidity and credit capacity in general has been impacted by the current conditions in the financial markets. We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, as well as to refinance debt as it matures. Our long-term debt, consisting primarily of senior notes, of $1,682.7 million represented 25.0% of total capitalization at June 30, 2009, declining from 30.3% at December 31, 2008. The earliest maturity of our senior notes is in June 2016. We have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of June 30, 2009, there were no borrowings outstanding under this credit agreement.

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., the parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. In the first half of 2009, our subsidiaries paid dividends of $774.1 million to the parent compared to $296.0 million for the full year 2008. In addition, the parent made capital contributions to our subsidiaries of $100.0 million during the first half of 2009. We expect capital contributions to our subsidiaries for the full year 2009 to be less than the $243 million contributed in 2008.

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

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity is required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the previous requirement for an entity to assess whether it had the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

We adopted these FSPs for the quarter ended June 30, 2009. Refer to Note 4, Note 5 and Note 12 to the condensed consolidated financial statements included in this report for disclosures related to these FSPs.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, or SFAS 165, which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist in the auditing standards. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated and for certain nonrecognized subsequent events, the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made. We adopted SFAS 165 for the quarter ended June 30, 2009. Refer to Note 15 to the condensed consolidated financial statements included in this report for the related disclosures.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. The FASB Accounting Standards CodificationTM (ASC) is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards. All ASC content carries the same level of authority and anything outside of the ASC is nonauthoritative. SFAS 168 is effective for us beginning with our third quarter 2009 condensed consolidated financial statements. The adoption of this standard in the third quarter of 2009 will change the way we reference accounting standards in our disclosures.

Comparison of Results of Operations for 2009 and 2008

The following discussion primarily deals with our results of operations for the three months ended June 30, 2009, or the 2009 quarter, the three months ended June 30, 2008, or the 2008 quarter, the six months ended June 30, 2009, or the 2009 period, and the six months ended June 30, 2008, or the 2008 period.

The following table presents certain financial data for our two segments:

	For the three months ended June 30,		Change
	2009	2008	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$4,145,129	$3,491,824	$653,305	18.7%
Medicare stand-alone PDP	638,813	905,071	(266,258)	(29.4)%

Total Medicare	4,783,942	4,396,895	387,047	8.8%
Military services	924,308	806,976	117,332	14.5%
Medicaid	160,529	141,976	18,553	13.1%

Total Government	5,868,779	5,345,847	522,932	9.8%

Fully-insured	1,544,093	1,526,026	18,067	1.2%
Specialty	229,655	234,879	(5,224)	(2.2)%

Total Commercial	1,773,748	1,760,905	12,843	0.7%

Total	$7,642,527	$7,106,752	$535,775	7.5%

Administrative services fees:
Government	$23,155	$19,456	$3,699	19.0%
Commercial	95,539	93,508	2,031	2.2%

Total	$118,694	$112,964	$5,730	5.1%

Income before income taxes:
Government	$404,675	$249,449	$155,226	62.2%
Commercial	35,275	75,565	(40,290)	(53.3)%

Total	$439,950	$325,014	$114,936	35.4%

Benefit ratios (a) :
Government	84.1%	86.3%		(2.2)%
Commercial	80.8%	81.0%		(0.2)%

Total	83.3%	85.0%		(1.7)%

SG&A expense ratios (b):
Government	9.3%	9.5%		(0.2)%
Commercial	23.5%	21.5%		2.0%

Total	12.8%	12.6%		0.2%

	For the six months ended June 30,		Change
	2009	2008	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$8,205,588	$6,659,541	$1,546,047	23.2%
Medicare stand-alone PDP	1,234,496	1,780,070	(545,574)	(30.6)%

Total Medicare	9,440,084	8,439,611	1,000,473	11.9%
Military services	1,795,479	1,617,635	177,844	11.0%
Medicaid	317,189	285,656	31,533	11.0%

Total Government	11,552,752	10,342,902	1,209,850	11.7%

Fully-insured	3,102,762	3,007,512	95,250	3.2%
Specialty	458,307	468,939	(10,632)	(2.3)%

Total Commercial	3,561,069	3,476,451	84,618	2.4%

Total	$15,113,821	$13,819,353	$1,294,468	9.4%

Administrative services fees:
Government	$43,488	$42,162	$1,326	3.1%
Commercial	191,088	182,781	8,307	4.5%

Total	$234,576	$224,943	$9,633	4.3%

Income before income taxes:
Government	$570,776	$246,212	$324,564	131.8%
Commercial	162,936	202,730	(39,794)	(19.6)%

Total	$733,712	$448,942	$284,770	63.4%

Benefit ratios (a) :
Government	85.4%	88.1%		(2.7)%
Commercial	77.7%	79.0%		(1.3)%

Total	83.6%	85.8%		(2.2)%

SG&A expense ratios (b):
Government	9.9%	10.1%		(0.2)%
Commercial	23.8%	21.9%		1.9%

Total	13.4%	13.2%		0.2%

(a)	Represents total benefit expenses as a percentage of premium revenue. Also known as the benefit ratio.

(b)	Represents total selling, general, and administrative (SG&A) expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at June 30, 2009 and 2008:

	June 30,		Change
	2009	2008	Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,499,800	1,345,000	154,800	11.5%
Medicare stand-alone PDP	1,992,000	3,105,200	(1,113,200)	(35.8)%

Total Medicare	3,491,800	4,450,200	(958,400)	(21.5)%

Military services	1,753,400	1,737,600	15,800	0.9%
Military services ASO	1,254,900	1,206,200	48,700	4.0%

Total military services	3,008,300	2,943,800	64,500	2.2%

Medicaid	393,600	387,700	5,900	1.5%
Medicaid ASO	—	173,800	(173,800)	(100.0)%

Total Medicaid	393,600	561,500	(167,900)	(29.9)%

Total Government	6,893,700	7,955,500	(1,061,800)	(13.3)%

Commercial segment:
Fully-insured	1,871,700	1,936,600	(64,900)	(3.4)%
ASO	1,576,200	1,621,900	(45,700)	(2.8)%

Total Commercial	3,447,900	3,558,500	(110,600)	(3.1)%

Total medical membership	10,341,600	11,514,000	(1,172,400)	(10.2)%

Specialty Membership:
Commercial segment (a)	6,790,400	6,744,400	46,000	0.7%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

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

Summary

Net income was $281.8 million, or $1.67 per diluted common share, in the 2009 quarter compared to $209.9 million, or $1.24 per diluted common share, in the 2008 quarter. Net income was $487.5 million, or $2.89 per diluted common share, in the 2009 period compared to $290.1 million, or $1.71 per diluted common share, in the 2008 period. The increase in earnings resulted primarily from lower Medicare stand-alone PDP claim expenses in 2009, contributing to improved operating performance in the Government segment.

Premium Revenues and Medical Membership

Premium revenues increased 7.5% to $7.6 billion for the 2009 quarter, compared to $7.1 billion for the 2008 quarter. For the 2009 period, premium revenues were $15.1 billion, an increase of $1.3 billion, or 9.4%, compared to $13.8 billion for the 2008 period. These increases are a result of higher premium revenues in both the Government and Commercial segments. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $0.6 billion, or 9.8%, to $5.9 billion for the 2009 quarter, compared to $5.3 billion for the 2008 quarter. For the 2009 period, Government segment premium revenues were $11.6 billion, an increase of $1.3 billion, or 11.7%, compared to $10.3 billion for the 2008 period. The increase primarily was attributable to higher average Medicare Advantage membership and an increase in per member premiums, partially offset by a decrease in our Medicare stand-alone PDP membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 12.6% for the 2009 quarter and 14.5% for the 2009 period compared to the 2008 quarter and period, respectively. Sales of our PPO products drove the majority of the 154,800 increase in Medicare Advantage members since June 30, 2008. This increase also included the impact of the Cariten and Metcare acquisitions, which together added 54,200 Medicare HMO members. Medicare Advantage per member premiums increased 5.5% during the 2009 quarter and 7.6% during the 2009 period compared to the 2008 quarter and period, respectively. These per member premium increases in the 2009 quarter and period include the effect of introducing member premiums for most of our Medicare Advantage products. Medicare stand-alone PDP premium revenues decreased $0.3 billion, or 29.4%, during the 2009 quarter compared to the 2008 quarter and $0.5 billion, or 30.6%, during the 2009 period compared to the 2008 period. These decreases primarily were due to a 1,113,200, or 35.8%, decrease in PDP membership since June 30, 2008, primarily resulting from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Commercial segment premium revenues increased $12.8 million, or 0.7%, from the 2008 quarter to $1,773.7 million for the 2009 quarter. For the 2009 period, Commercial segment premium revenues increased $84.6 million, or 2.4%, to $3,561.1 million compared to $3,476.5 million for the 2008 period. The increases were primarily due to the acquisitions of OSF and Cariten in the second and fourth quarters of 2008, respectively, and an increase in per member premiums, partially offset by a decline in fully-insured membership. Per member premiums for fully-insured group accounts increased 5.5% during the 2009 quarter and 5.1% during the 2009 period compared to the 2008 quarter and period, respectively. Fully-insured membership decreased 3.4%, or 64,900 members, to 1,871,700 at June 30, 2009 compared to 1,936,600 at June 30, 2008. Excluding the 49,700 fully-insured members added with the acquisition of Cariten, the membership decrease of 114,600 primarily was due to the impact of the slowing economy which has led to increased in-group member attrition, particularly with respect to our smaller group accounts, as these employers reduce their workforce levels primarily through reductions in force.

Administrative Services Fees

Our administrative services fees were $118.7 million for the 2009 quarter, an increase of $5.7 million, or 5.1%, from $113.0 million for the 2008 quarter. For the 2009 period, administrative services fees were $234.6 million, an increase of $9.7 million, or 4.3%, from $224.9 million for the 2008 period. The increases in administrative services fees primarily were due to the acquisition of Cariten in the fourth quarter of 2008 as well as an increase in per member fees partially offset by a decline in Commercial ASO membership, primarily isolated to the loss of a few larger ASO accounts.

Investment Income

Investment income totaled $75.3 million for the 2009 quarter, a decrease of $5.5 million from $80.8 million for the 2008 quarter. For the 2009 period, investment income totaled $144.9 million, a decrease of $25.9 million from $170.8 million for the 2008 period. These declines primarily reflect the lower interest rate environment.

Other Revenue

Other revenue totaled $62.3 million for the 2009 quarter, an increase of $12.0 million from $50.3 million for the 2008 quarter. Other revenue totaled $117.3 million for the 2009 period, an increase of $21.8 million from $95.5 million for the 2008 period. The increases primarily were attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expense

Consolidated benefit expense was $6.4 billion for the 2009 quarter, an increase of $0.4 billion, or 5.4%, from $6.0 billion for the 2008 quarter. For the 2009 period, consolidated benefit expense was $12.6 billion, an increase of $0.7 billion, or 6.6%, from $11.9 billion for the 2008 period. The increases were primarily driven by an increase in Government segment benefit expense, as described below.

The consolidated benefit ratio for the 2009 quarter was 83.3%, a 170 basis points decrease from 85.0% for the 2008 quarter. For the 2009 period, the consolidated benefit ratio was 83.6%, a 220 basis points decrease from 85.8% for the 2008 period. The decreases primarily were attributable to improvement in both the Government and Commercial segment benefit ratios, as described below.

The Government segment’s benefit expenses increased $0.3 billion, or 7.0%, in the 2009 quarter compared to the 2008 quarter. For the 2009 period, the Government segment’s benefit expenses increased $0.8 billion, or 8.3%, from the 2008 period. The increases primarily were due to an increase in the average number of Medicare Advantage members and the impact from the acquisitions of Cariten, Metcare, OSF, and SecureHorizons. The Government segment’s benefit ratio for the 2009 quarter was 84.1%, a 220 basis point decrease from the 2008 quarter of 86.3%, primarily driven by a 240 basis point decline in the Medicare benefit ratio. Likewise, for the 2009 period, the Government segment’s benefit ratio was 85.4%, a 270 basis point decrease from the 2008 period of 88.1%, primarily driven by a 320 basis point decline in the Medicare benefit ratio. The decline in the Medicare benefit ratio primarily resulted from a substantial decline in the Medicare stand-alone PDP benefit ratio as a result of our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

The Commercial segment’s benefit expenses increased $6.4 million, or 0.5%, from the 2008 quarter to the 2009 quarter. For the 2009 period, the Commercial segment’s benefit expenses increased $23.5 million, or 0.9%, from the 2008 period. The increases primarily resulted from the OSF and Cariten acquisitions in the second and fourth quarters of 2008, respectively. The benefit ratio for the Commercial segment of 80.8% for the 2009 quarter decreased 20 basis points from the 2008 quarter’s benefit ratio of 81.0%. For the 2009 period, the Commercial segment’s benefit ratio of 77.7% decreased 130 basis points from the 2008 period’s benefit ratio of 79.0%. The year-over-year decrease primarily reflects an increase in per member premiums and a higher percentage of high deductible health plans, which due to plan design carry a lower benefit ratio in the first half of the year as compared to the second half, partially offset by higher utilization associated with the general economy, most pronounced in our small group business. We are experiencing higher utilization of benefits in our smaller group accounts as in-group attrition, primarily as a result of reductions in force of less experienced workers, has led to a shift in the mix of members to an older workforce having more health care needs and members utilizing more benefits ahead of actual or perceived layoffs.

SG&A Expense

Consolidated SG&A expenses increased $88.3 million, or 9.6%, during the 2009 quarter compared to the 2008 quarter. For the 2009 period, consolidated SG&A expenses increased $201.7 million, or 10.8%, from the 2008 period. The increases primarily resulted from an increase in the number of employees due to the Medicare growth and higher average individual product membership. The number of employees increased by 1,800, or 6.7%, to 28,600 at June 30, 2009 from 26,800 at June 30, 2008.

The consolidated SG&A expense ratio for the 2009 quarter was 12.8%, increasing 20 basis points from 12.6% for the 2008 quarter. For the 2009 period, the consolidated SG&A expense ratio was 13.4% compared to 13.2% for the 2008 period. The increases primarily were due to increases in the Commercial segment SG&A expense ratios partially offset by improvements in the Government SG&A expense ratios, as discussed below.

Our Government and Commercial segments bear both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $43.4 million, or 8.6%, during the 2009 quarter compared to the 2008 quarter. For the 2009 period, SG&A expenses of $1,148.2 million increased $102.6 million, or 9.8%, from the 2008 period. The Government segment SG&A expense ratio decreased 20 basis points from 9.5% for the 2008 quarter to 9.3 % for the 2009 quarter. For the 2009 period, the Government segment SG&A expense ratio of 9.9% decreased 20 basis points from 10.1% for the 2008 period. The decreases primarily resulted from efficiency gains associated with servicing higher average Medicare Advantage membership. For example, we transitioned the recently acquired OSF and Metcare members into our primary Medicare service platform and eliminated the cost of having duplicate platforms.

Commercial segment SG&A expenses increased $44.9 million, or 11.0%, during the 2009 quarter compared to the 2008 quarter. Commercial segment SG&A expenses increased $99.0 million, or 12.1%, during the 2009 period compared to the 2008 period. The Commercial segment SG&A expense ratio increased 200 basis points from 21.5% for the 2008 quarter to 23.5% for the 2009 quarter. For the 2009 period, the Commercial segment SG&A expense ratio of 23.8% increased 190 basis points from 21.9% for the 2008 period. The increases primarily were due to administrative costs associated with increased business for our mail-order pharmacy and higher average individual product membership. Average individual product membership increased 18.9% during the 2009 quarter compared to the 2008 quarter and 22.4% during the 2009 period compared to the 2008 period. Individual accounts bear a higher SG&A expense ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2009 quarter totaled $60.5 million compared to $53.5 million for the 2008 quarter, an increase of $7.0 million, or 13.1%. Depreciation and amortization for the 2009 period totaled $118.5 million compared to $104.4 million for the 2008 period, an increase of $14.1 million, or 13.5%. The increases reflect increased capital expenditures and higher intangible amortization expense due to acquisitions.

Interest Expense

Interest expense was $26.6 million for the 2009 quarter compared to $17.9 million for the 2008 quarter, an increase of $8.7 million. Interest expense was $53.3 million for the 2009 period compared to $34.2 million for the 2008 period, an increase of $19.1 million. The increases primarily were due to higher interest rates and higher average outstanding debt. In the second quarter of 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038, the proceeds of which were used for the repayment of the outstanding balance under our credit agreement. The weighted average effective interest rate for all of our long-term debt was 6.24% and 4.29% for the three months ended June 30, 2009 and 2008, respectively, and 6.09% and 4.47% for the six months ended June 30, 2009 and 2008, respectively.

Income Taxes

Our effective tax rate during the 2009 quarter of 36.0% compared to the effective tax rate of 35.4% for the 2008 quarter. The effective tax rate for the 2009 period of 33.6% was lower than the 2008 period of 35.4%. The decrease in the 2009 period primarily was due to the reduction of the $16.8 million liability for unrecognized tax benefits in the first quarter of 2009 as a result of audit settlements.

Membership

The following table presents our medical and specialty membership at June 30, 2009, March 31, 2009, and at the end of each quarter in 2008:

	2009		2008
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,499,800	1,468,900	1,435,900	1,368,000	1,345,000	1,267,700
Medicare stand-alone PDP	1,992,000	2,078,900	3,066,600	3,089,000	3,105,200	3,150,200

Total Medicare	3,491,800	3,547,800	4,502,500	4,457,000	4,450,200	4,417,900

Military services	1,753,400	1,746,600	1,736,400	1,734,400	1,737,600	1,728,100
Military services ASO	1,254,900	1,244,000	1,228,300	1,219,500	1,206,200	1,193,000

Total military services	3,008,300	2,990,600	2,964,700	2,953,900	2,943,800	2,921,100

Medicaid	393,600	385,200	385,400	385,100	387,700	384,200
Medicaid ASO	—	—	85,700	177,300	173,800	175,400

Total Medicaid	393,600	385,200	471,100	562,400	561,500	559,600

Total Government	6,893,700	6,923,600	7,938,300	7,973,300	7,955,500	7,898,600

Commercial segment:
Fully-insured	1,871,700	1,893,700	1,978,800	1,931,200	1,936,600	1,861,000
ASO	1,576,200	1,577,800	1,642,000	1,622,800	1,621,900	1,597,700

Total Commercial	3,447,900	3,471,500	3,620,800	3,554,000	3,558,500	3,458,700

Total medical members	10,341,600	10,395,100	11,559,100	11,527,300	11,514,000	11,357,300

Specialty Membership:
Commercial segment (a)	6,790,400	6,743,700	6,817,000	6,727,400	6,744,400	6,916,200

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

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

Cash and cash equivalents decreased to $1,585.1 million at June 30, 2009 from $1,970.4 million at December 31, 2008. The change in cash and cash equivalents for the six months ended June 30, 2009 and 2008 is summarized as follows:

	2009	2008
	(in thousands)
Net cash provided by operating activities	$207,380	$108,462
Net cash used in investing activities	(445,077)	(441,810)
Net cash used in financing activities	(147,617)	(532,463)

Decrease in cash and cash equivalents	$(385,314)	$(865,811)

Cash Flow from Operating Activities

The increase in operating cash flows for the 2009 period compared to the 2008 period primarily resulted from increased earnings associated with lower stand-alone PDP claims. Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008	2009 Period Change	2008 Period Change
	(in thousands)
Military services:
Base receivable	$522,522	$436,009	$86,513	$117,579
Change orders	7,151	6,190	961	851

Military services subtotal	529,673	442,199	87,474	118,430
Medicare	630,489	232,608	397,881	237,140
Commercial and other	168,875	164,035	4,840	33,256
Allowance for doubtful accounts	(52,123)	(49,160)	(2,963)	5,351

Total net receivables	$1,276,914	$789,682	487,232	394,177

Reconciliation to cash flow statement:
Receivables from acquisition			6,907	(10,792)

Change in receivables per cash flow statement			$494,139	$383,385

Medicare receivables increased $397.9 million from December 31, 2008 to June 30, 2009 compared to an increase of $237.1 million from December 31, 2007 to June 30, 2008. The increases are primarily due to the timing of Medicare receipts associated with the CMS risk-adjustment model, which are contractually scheduled for mid-year collection. In connection with the July 2009 CMS receipt, we collected $343 million associated with the CMS risk-adjustment model. This is consistent with the collection pattern in 2008.

The detail of benefits payable was as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008	2009 Period Change	2008 Period Change
	(in thousands)
IBNR (1)	$1,947,621	$1,851,047	$96,574	$172,810
Military services benefits payable (2)	343,386	306,797	36,589	69,434
Reported claims in process (3)	426,024	486,514	(60,490)	19,636
Other benefits payable (4)	694,166	561,221	132,945	146,978

Total benefits payable	$3,411,197	$3,205,579	$205,618	$408,858

Reconciliation to cash flow statement:
Benefits payable from acquisition			—	(27,396)

Change in benefits payable per cash flow statement			$205,618	$381,462

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the previous receivables table.

(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.

(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2008 to June 30, 2009 primarily was due to an increase in amounts owed to providers under capitated and risk sharing arrangements as well as an increase in IBNR, both as a result of Medicare Advantage membership growth, partially offset by a decrease in the amount of processed but unpaid claims including pharmacy claims which fluctuate due to month-end cutoff.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $483.8 million in the 2009 period and $600.4 million in the 2008 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures were $82.6 million in the 2009 period compared to $112.0 million in the 2008 period. We expect total capital expenditures for the full year 2009 of approximately $225 million compared to $262 million for the full year 2008.

Cash Flow from Financing Activities

Net borrowings under our credit agreement decreased $250.0 million in the 2009 period primarily from the repayment of amounts borrowed to fund the acquisition of Cariten.

In June 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. Our net proceeds, reduced for the original issue discount and cost of the offering, were $742.6 million. We used the net proceeds from the offering for the repayment of the outstanding balance under our credit agreement.

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $311.2 million higher than claims payments during the 2009 period and $109.6 million higher than claims payments during the 2008 period.

During the 2008 period, we repurchased approximately 1.9 million common shares for $82.5 million under the stock repurchase plan authorized by the Board of Directors that was then in effect. No repurchases of common shares were made during the 2009 period under the stock repurchase plan authorized by the Board of Directors in the third quarter of 2008.

The remainder of the cash used in or provided by financing activities in the 2009 and 2008 periods primarily resulted from the change in the securities lending payable, proceeds from stock option exercises, and the excess tax benefit from stock compensation.

Future Sources and Uses of Liquidity

Stock Repurchase Plan

In the third quarter of 2008, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. Due to volatility in the financial markets, we have not yet repurchased any shares under the third quarter 2008 authorization. The share repurchase program expires on December 31, 2009.

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

Credit Agreement

Our 5-year $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a revolving credit basis or a competitive advance basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, currently 50 basis points, varies depending on our credit ratings ranging from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 12.5 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for each day in which borrowings under the facility exceed 50% of the total $1.0 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

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

At June 30, 2009, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $3.5 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of June 30, 2009, we had $996.5 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.8 million at June 30, 2009 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $1.7 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2009 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 would trigger an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades would increase the interest rate an additional 25 basis points, or interest expense by $1.9 million, up to a maximum 100 basis points. On July 15, 2009, S&P downgraded us one notch to BBB- which did not result in an interest rate increase on our senior notes.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. In the first half of 2009, our subsidiaries paid dividends of $774.1 million to the parent compared to $296.0 million for the full year 2008. In addition, the parent made capital contributions to our subsidiaries of $100.0 million during the first half of 2009. We expect capital contributions to our subsidiaries for the full year 2009 to be less than the $243 million contributed in 2008.

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., the parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required.

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2009, we maintained aggregate statutory capital and surplus of $3.6 billion in our state regulated subsidiaries, $1.4 billion above the aggregate $2.2 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates. Continued volatility in the financial markets has resulted in significant changes to interest rates in a short period of time.

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Until October 7, 2008, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. As a result, changes in interest rates generally resulted in an increase or decrease to investment income partially offset by a corresponding decrease or increase to interest expense, partially hedging our exposure to interest rate risk. However, due to extreme volatility in the securities and credit markets, LIBOR increased while the interest rate we would earn on invested assets like cash and cash equivalents decreased. As a result, we terminated all of our interest rate swap agreements, fixing the interest rate under our senior notes at 6.08%. In exchange for terminating our rights under the interest rate swap agreements, we received $93.0 million in cash from the counterparties representing the fair value of the swap assets. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA+ at June 30, 2009. As discussed in Note 4 to the condensed consolidated financial statements included in this report, during the six months ended June 30, 2009, we recognized net gains of $9.6 million, including $41.2 million of realized losses on investments. There were no material other-than-temporary impairments during the three and six months ended June 30, 2009. As of June 30, 2009, we had gross unrealized losses of $196.6 million on our investment portfolio. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.4 years as of June 30, 2009. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $246 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2009.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1:	Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 13 to the condensed consolidated financial statements beginning on page 17 of this Form 10-Q.

Item 1A.	Risk Factors

The following list summarizes the risk factors described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 20, 2009, as supplemented by the information contained under the caption “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q filed after the date of such Annual Report. The following information updates, and should be read in conjunction with, the Risk Factors and information disclosed in such Annual Report and subsequent Quarterly and Current Reports filed with the SEC:

•

If we do not design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of benefits payable or future policy benefits payable based upon our estimates of future benefit claims are inadequate, our profitability could be materially adversely affected. We estimate the costs of our benefit expense payments, and design and price our products accordingly, using actuarial methods and assumptions based upon, among other relevant factors, claim payment patterns, medical cost inflation, and historical developments such as claim inventory levels and claim receipt patterns. These estimates, however, involve extensive judgment, and have considerable inherent variability that is extremely sensitive to payment patterns and changes in medical cost trends.

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

As previously disclosed, in July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. In addition, on July 22, 2009, we filed a protest with the Government Accountability Office in connection with the award to another bidder but are not yet able to make a reasonable determination of the outcome of such protest. In our protest, we cited discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. Our existing contract currently covers benefits for healthcare services provided to beneficiaries through March 31, 2010. We are currently evaluating issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill which had a carrying value of $50 million at June 30, 2009, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. We cannot yet determine a reasonable estimate of the impact of such issues on our earnings. We are also evaluating how the complexities of the bid award protest may affect the timing and degree of any earnings impact from such factors.

•

Our industry is currently subject to substantial government regulation, which, along with possible increased governmental regulation or legislative change, could increase our cost of doing business and could adversely affect our profitability.

Although the new administration and U.S. Congress have expressed some support for proposals pending in the U.S. Congress intended to expand the number of people covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made under Medicare Advantage and other government programs. In addition, in February 2009, President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things: state Medicaid programs; the modernization of health information technology systems and aid to states to help defray budget cuts. Because of the unsettled nature of these initiatives and the numerous steps required to implement them we remain uncertain as to the ultimate impact they will have on our business.

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

The U.S. economy continues to experience a period of recession and increased unemployment. We have closely monitored the impact that this volatile economy is having on our Commercial segment operations. Workforce reductions have caused corresponding membership losses in our fully-insured group business to be substantially higher than we previously expected. We have also experienced a decline in net investment income as a result of further decreases in interest rates and available investment yields. Therefore, continued weakness in the U.S. economy, and any resulting increases in unemployment or prolonged reduced interest rate levels, may adversely affect our Commercial medical membership, results of operations, financial position and cash flows.

•	The securities and credit markets continue to experience extreme volatility and disruption, which could adversely affect our business.

•	Given the current economic climate, our stock and the stocks of other companies in the insurance industry may be increasingly subject to stock price and trading volume volatility.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in this and other reports that we file with the SEC from time to time, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the stockholders of Humana Inc. was held in Louisville, Kentucky on April 23, 2009, for the purpose of voting on the proposals described in (c) below.

(c)	Two proposals were submitted to a vote of security holders as follows:

(1)	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Against	Abstain
David A. Jones, Jr.	142,771,823	6,999,450	270,791
Frank A. D’Amelio	136,151,803	13,540,786	349,475
W. Roy Dunbar	142,581,960	7,122,143	337,962
Kurt J. Hilzinger	142,639,688	7,064,021	338,355
Michael B. McCallister	143,305,136	6,471,290	265,637
William J. McDonald	142,597,445	7,085,698	358,921
William E. Mitchell	141,370,736	8,312,996	358,332
James J. O’Brien	143,290,746	6,392,415	358,904
Marissa T. Peterson	143,312,074	6,394,955	335,034
W. Ann Reynolds, Ph.D.	135,414,430	14,309,416	318,218

(2)    The stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. This proposal received votes as follows:

	For	Against	Abstain
	147,765,140	2,153,863	123,060

Item 5:	Other Information

None.

Item 6:	Exhibits

3(i)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

3(ii)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10(a)*	Form of Company’s Stock Option Agreement and Agreement Not to Compete or Solicit under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Options).

10(b)*	Form of Company’s Stock Option Agreement under the 2003 Stock Incentive Plan (Incentive Stock Options).

10(c)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan, as amended and restated on June 25, 2009, effective as of January 1, 2010.

10(d)*	Humana Supplemental Executive Retirement and Savings Plan, as amended and restated on June 25, 2009.

10(e)*	Form of Company’s Restricted Stock Agreement and Agreement Not to Compete or Solicit under the 2003 Stock Incentive Plan.

10(f)*	Form of Company’s Combined Option and Restricted Stock Agreement and Agreement Not to Compete or Solicit under the 2003 Stock Incentive Plan.

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits 10(a) through and including 10(f) are compensatory plans or management contracts.

**	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008; (ii) the Condensed Consolidated Statements of Income for the three months ended June 30, 2009 and June 30, 2008, respectively, and for the six months ended June 30, 2009 and June 30, 2008, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008, respectively; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 3, 2009	By:	/S/ JAMES H. BLOEM
James H. Bloem Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 3, 2009	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley Vice President and Controller (Principal Accounting Officer)