Form 10-Q
period 2009-09-30
HUMANA INC
filed 2009-11-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2009
$0.16 2/3 par value	169,832,474 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2009

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,452,006	$1,970,423
Investment securities	5,899,385	4,203,538
Receivables, less allowance for doubtful accounts of $48,071 in 2009 and $49,160 in 2008:
Premiums	765,039	777,672
Administrative services fees	11,489	12,010
Securities lending invested collateral	176,692	402,399
Other current assets	936,217	1,030,000

Total current assets	9,240,828	8,396,042

Property and equipment, net	679,010	711,492
Other assets:
Long-term investment securities	1,319,319	1,011,904
Goodwill	1,992,924	1,963,111
Other long-term assets	969,706	959,211

Total other assets	4,281,949	3,934,226

Total assets	$14,201,787	$13,041,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,365,481	$3,205,579
Trade accounts payable and accrued expenses	1,532,810	1,077,027
Book overdraft	199,384	224,542
Securities lending payable	189,774	438,699
Unearned revenues	219,789	238,098

Total current liabilities	5,507,238	5,183,945
Long-term debt	1,680,424	1,937,032
Future policy benefits payable	1,171,904	1,164,758
Other long-term liabilities	294,018	298,835

Total liabilities	8,653,584	8,584,570

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 189,102,289 shares issued at September 30, 2009 and 187,856,684 shares issued at December 31, 2008	31,517	31,309
Capital in excess of par value	1,625,525	1,574,245
Retained earnings	4,178,952	3,389,936
Accumulated other comprehensive income (loss)	83,536	(175,243)
Treasury stock, at cost, 19,269,815 shares at September 30, 2009 and 19,031,229 shares at December 31, 2008	(371,327)	(363,057)

Total stockholders’ equity	5,548,203	4,457,190

Total liabilities and stockholders’ equity	$14,201,787	$13,041,760

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share results)
Revenues:
Premiums	$7,444,122	$6,991,569	$22,557,943	$20,810,922
Administrative services fees	133,732	114,401	368,308	339,344
Investment income (loss)	74,861	(16,773)	219,745	154,007
Other revenue	64,104	58,973	181,373	154,463

Total revenues	7,716,819	7,148,170	23,327,369	21,458,736

Operating expenses:
Benefits	6,111,351	5,810,613	18,748,206	17,667,129
Selling, general and administrative	1,047,773	979,223	3,115,918	2,845,709
Depreciation and amortization	62,088	56,126	180,580	160,542

Total operating expenses	7,221,212	6,845,962	22,044,704	20,673,380

Income from operations	495,607	302,208	1,282,665	785,356

Interest expense	26,259	19,348	79,605	53,554

Income before income taxes	469,348	282,860	1,203,060	731,802

Provision for income taxes	167,829	99,852	414,044	258,728

Net income	$301,519	$183,008	$789,016	$473,074

Basic earnings per common share	$1.80	$1.10	$4.72	$2.83

Diluted earnings per common share	$1.78	$1.09	$4.67	$2.79

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income	$789,016	$473,074
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(13,734)	73,436
Stock-based compensation	48,818	41,835
Depreciation and amortization	180,580	160,542
Benefit for deferred income taxes	(22,753)	(21,411)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	6,247	(93,320)
Other assets	11,718	(166,931)
Benefits payable	159,902	337,632
Other liabilities	(10,681)	(124,368)
Unearned revenues	(18,309)	(9,098)
Other, net	16,687	14,346

Net cash provided by operating activities	1,147,491	685,737

Cash flows from investing activities
Acquisitions, net of cash acquired	(12,436)	(262,347)
Purchases of property and equipment	(122,135)	(179,545)
Purchases of investment securities	(5,290,819)	(5,082,141)
Maturities of investment securities	802,331	418,563
Proceeds from sales of investment securities	2,903,936	4,111,640
Change in securities lending collateral	248,925	801,518

Net cash used in investing activities	(1,470,198)	(192,312)

Cash flows from financing activities
Receipts from CMS contract deposits	1,534,629	1,774,381
Withdrawals from CMS contract deposits	(1,204,536)	(1,807,952)
Borrowings under credit agreement	—	425,000
Repayments under credit agreement	(250,000)	(1,225,000)
Proceeds from issuance of senior notes	—	749,247
Debt issue costs	—	(6,662)
Change in securities lending payable	(248,925)	(801,518)
Common stock repurchases	(8,270)	(105,767)
Change in book overdraft	(25,158)	(11,546)
Excess tax benefit from stock-based compensation	1,717	9,794
Proceeds from stock option exercises and other	4,833	9,045

Net cash used in financing activities	(195,710)	(990,978)

Decrease in cash and cash equivalents	(518,417)	(497,553)
Cash and cash equivalents at beginning of period	1,970,423	2,040,453

Cash and cash equivalents at end of period	$1,452,006	$1,542,900

Supplemental cash flow disclosures:
Interest payments	$67,175	$41,340
Income tax payments, net	$478,051	$234,383

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

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In management’s opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

We have evaluated subsequent events for recognition or disclosure through November 3, 2009, the date these condensed consolidated financial statements were issued.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Instruments

In April 2009, the Financial Accounting Standards Board, or the FASB, issued new guidance to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued guidance to require disclosures of fair values of certain financial instruments in interim financial statements to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The new guidance highlights and expands on the factors that should be considered in estimating fair value when the volume and level of activity for a financial asset or liability has significantly decreased and requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). In addition, new guidance regarding recognition and presentation of other-than-temporary impairments changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. We adopted the provisions of the new guidance for the quarter ended June 30, 2009. Refer to Note 4, Note 5 and Note 12 to the condensed consolidated financial statements included in this report for disclosures related to the implementation of the new guidance.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Subsequent Events

In May 2009, the FASB issued new guidance establishing general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, or subsequent events. The standard is based on the same principles that currently exist in the auditing standards. We are required to disclose the date through which subsequent events have been evaluated and for certain nonrecognized subsequent events, the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made. We adopted the new provisions for the quarter ended June 30, 2009. Refer to Note 1 to the condensed consolidated financial statements included in this report for the related disclosures.

Codification

In June 2009, the FASB codified existing accounting standards. The FASB Accounting Standards CodificationTM (ASC) is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards. All ASC content carries the same level of authority and anything outside of the ASC is nonauthoritative. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures.

Fair Value of Liabilities

In August 2009, the FASB issued new guidance on measuring liabilities at fair value. The new guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date, whereby the liability to the counterparty is not settled but rather continues, and provides additional guidance on how to estimate the fair value of a liability in a hypothetical transaction assuming the transfer of a liability to a third party. The new provisions are effective for us beginning with the filing of our Form 10-K for the year ending December 31, 2009. We do not expect the adoption of these new provisions to have a material impact on our financial position or results of operations.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

4. INVESTMENT SECURITIES

Investment securities have been categorized as available for sale and, as a result, are stated at fair value. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or an other-than-temporary impairment, or OTTI.

Investment securities classified as current and long-term were as follows at September 30, 2009 and December 31, 2008, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,242,072	$12,425	$(861)	$1,253,636
Mortgage-backed securities	1,418,907	29,679	(541)	1,448,045
Tax-exempt municipal securities	1,978,814	93,097	(6,599)	2,065,312
Mortgage-backed securities:
Residential	167,170	24	(29,692)	137,502
Commercial	286,417	3,014	(13,468)	275,963
Asset-backed securities	151,198	4,319	(283)	155,234
Corporate debt securities	1,794,602	78,982	(17,326)	1,856,258
Redeemable preferred stock	19,993	1,650	—	21,643

Total debt securities	7,059,173	223,190	(68,770)	7,213,593
Equity securities	5,197	—	(86)	5,111

Total	$7,064,370	$223,190	$(68,856)	$7,218,704

December 31, 2008
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$587,207	$12,759	$(68)	$599,898
Mortgage-backed securities	1,268,956	28,974	(225)	1,297,705
Tax-exempt municipal securities	1,702,026	27,649	(40,213)	1,689,462
Mortgage-backed securities:
Residential	450,867	1,565	(105,124)	347,308
Commercial	313,933	—	(53,634)	260,299
Asset-backed securities	156,618	27	(12,275)	144,370
Corporate debt securities	930,707	10,532	(99,842)	841,397
Redeemable preferred stock	18,052	1,650	—	19,702

Total debt securities	5,428,366	83,156	(311,381)	5,200,141
Equity securities	16,956	—	(1,655)	15,301

Total	$5,445,322	$83,156	$(313,036)	$5,215,442

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $187.8 million at September 30, 2009 and $437.1 million at December 31, 2008 were on loan. At September 30, 2009, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds, certificates of deposit, and short-term corporate and asset-backed securities with an average maturity of approximately 244 days. These available for sale investment securities have an amortized cost basis and fair value of $188.3 million and $176.7 million, respectively, at September 30, 2009, and $437.2 million and $402.4 million, respectively, at December 31, 2008.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2009 and December 31, 2008, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$155,686	$(861)	$—	$—	$155,686	$(861)
Mortgage-backed securities	139,273	(264)	7,122	(277)	146,395	(541)
Tax-exempt municipal securities	9,966	(237)	205,585	(6,362)	215,551	(6,599)
Mortgage-backed securities:
Residential	—	—	129,134	(29,692)	129,134	(29,692)
Commercial	—	—	170,940	(13,468)	170,940	(13,468)
Asset-backed securities	1,123	(82)	3,856	(201)	4,979	(283)
Corporate debt securities	42,410	(474)	149,027	(16,852)	191,437	(17,326)

Total debt securities	348,458	(1,918)	665,664	(66,852)	1,014,122	(68,770)
Equity securities	—	—	706	(86)	706	(86)

Total	$348,458	$(1,918)	$666,370	$(66,938)	$1,014,828	$(68,856)

December 31, 2008
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$146,315	$(68)	$—	$—	$146,315	$(68)
Mortgage-backed securities	18,308	(168)	4,297	(57)	22,605	(225)
Tax-exempt municipal securities	409,787	(22,238)	141,730	(17,975)	551,517	(40,213)
Mortgage-backed securities:
Residential	246,144	(96,593)	18,092	(8,531)	264,236	(105,124)
Commercial	153,415	(28,404)	106,885	(25,230)	260,300	(53,634)
Asset-backed securities	141,495	(12,200)	1,377	(75)	142,872	(12,275)
Corporate debt securities	422,005	(64,786)	98,124	(35,056)	520,129	(99,842)

Total debt securities	1,537,469	(224,457)	370,505	(86,924)	1,907,974	(311,381)
Equity securities	7,388	(1,655)	—	—	7,388	(1,655)

Total	$1,544,857	$(226,112)	$370,505	$(86,924)	$1,915,362	$(313,036)

Approximately 98% of our debt securities were investment-grade quality, with an average credit rating of AA+ by S&P at September 30, 2009. Most of the debt securities that are below investment-grade are rated BB or better, the higher end of the below investment-grade rating scale. At September 30, 2009, 20% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities, and 28% of our tax-exempt securities were insured by bond insurers and have an equivalent S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The largest amount of our unrealized losses at September 30, 2009 relate to our residential and commercial mortgage-backed securities. Factors such as seniority, underlying collateral characteristics and credit enhancements support the recoverability of these

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

securities. Residential and commercial mortgage-backed securities are primarily composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. All commercial mortgage-backed securities are rated AAA at September 30, 2009.

All issuers of securities we own trading at an unrealized loss remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of September 30, 2009, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of September 30, 2009.

For the purpose of determining gross realized gains and losses, which are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. The detail of realized gains (losses) related to investment securities and included with investment income was as follows for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008
	(in thousands)
Gross realized gains	$41,428	$16,023	$92,173	$49,346
Gross realized losses	(37,244)	(108,308)	(78,439)	(122,782)

Net realized gains (losses)	$4,184	$(92,285)	$13,734	$(73,436)

There were no material other-than-temporary impairments during the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, net realized investment losses of $92.3 million and $73.4 million, respectively, included other-than-temporary impairments of $91.9 million and $93.1 million, respectively. The other-than-temporary impairments primarily were due to investments in Lehman Brothers Holdings Inc. and certain of its subsidiaries, which filed for bankruptcy protection in 2008, as well as declines in the values of securities primarily associated with the financial services industry.

The contractual maturities of debt securities available for sale at September 30, 2009, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)

Due within one year	$630,986	$631,382
Due after one year through five years	1,520,086	1,557,348
Due after five years through ten years	1,070,966	1,118,542
Due after ten years	1,813,443	1,889,577
Mortgage and asset-backed securities	2,023,692	2,016,744

Total debt securities	$7,059,173	$7,213,593

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

The following table summarizes our fair value measurements at September 30, 2009 and December 31, 2008, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2009
Cash equivalents	$1,386,839	$1,386,839	$—	$—
Investment securities	7,218,704	—	7,128,276	90,428
Securities lending invested collateral	176,692	—	176,692	—

Total invested assets	$8,782,235	$1,386,839	$7,304,968	$90,428

December 31, 2008
Cash equivalents	$1,549,966	$1,549,966	$—	$—
Investment securities	5,215,442	—	5,123,516	91,926
Securities lending invested collateral	402,399	—	402,399	—

Total invested assets	$7,167,807	$1,549,966	$5,525,915	$91,926

During the nine months ended September 30, 2009 and 2008, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the nine months ended September 30,
	2009	2008
	(in thousands)
Beginning balance at January 1	$91,926	$18,698
Total gains or losses:
Realized in earnings	39	27
Unrealized in other comprehensive income	171	697
Purchases, sales, issuances, and settlements, net	(802)	(1,133)
Transfers in and/or out of Level 3	605	—

Balance at March 31	91,939	18,289

Total gains or losses:
Realized in earnings	16	45
Unrealized in other comprehensive income	222	(953)
Purchases, sales, issuances, and settlements, net	(1,018)	1,702
Transfers in and/or out of Level 3	—	95,523

Balance at June 30	91,159	114,606

Total gains or losses:
Realized in earnings	19	(2,051)
Unrealized in other comprehensive income	196	1,501
Purchases, sales, issuances, and settlements, net	(946)	(7,044)
Transfers in and/or out of Level 3	—	—

Balance at September 30	$90,428	$107,012

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Level 3 assets primarily include auction rate securities. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $72.3 million at September 30, 2009, or less than 1% of our total invested assets, primarily consist of tax-exempt bonds rated AAA and AA and collateralized by federally guaranteed student loans. Liquidity issues in the global credit markets led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when (1) a successful auction occurs, (2) the securities are called or refinanced by the issuer, (3) a buyer is found outside the auction process, or (4) the security matures. We continue to receive income on all auction rate securities and from time to time full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices and as such unobservable inputs were used.

6. MEDICARE PART D

The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of September 30, 2009 and December 31, 2008. Amounts included below relating to the 2008 contract year for the net risk corridor receivable of $58.8 million and the CMS subsidies receivable of $209.8 million at September 30, 2009 are expected to be settled in the fourth quarter of 2009.

	September 30, 2009		December 31, 2008
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$77,013	$387,134	$78,728	$322,108
Trade accounts payable and accrued expenses	(67,070)	(614,931)	(23,311)	(219,676)

Net current asset (liability)	$9,943	$(227,797)	$55,417	$102,432

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2009 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2008	$1,266,919	$696,192	$1,963,111
Purchase price allocation adjustments related to prior year acquisitions	10,907	15,598	26,505
Contingent purchase price settlements related to prior year acquisitions	1,819	1,489	3,308

Balance at September 30, 2009	$1,279,645	$713,279	$1,992,924

The Government segment includes goodwill of $49.8 million associated with our military services business, representing less than 3% of total goodwill. Our military services business primarily consists of the TRICARE South Region contract which covers benefits for healthcare services provided to beneficiaries through March 31, 2010. For the nine months ended September 30, 2009, premiums and ASO fees associated with the TRICARE South Region contract were $2.6 billion, or 11.3% of our total premiums and ASO fees. In July 2009, we were notified by the Department of Defense (DoD) that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Accountability Office (GAO) in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. On October 28, 2009, we learned that the GAO had upheld our protest. We anticipate the GAO will publicly release a detailed version of its protest decision expeditiously to include the grounds for the decision and the nature of relief recommended by the GAO to the DoD. At this time, we are not able to determine what actions the DoD will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award, and therefore whether or not the protest decision is material. In connection with the award of the third generation TRICARE program contract for the South Region to another contractor, we performed an interim goodwill impairment test for the military services reporting unit. This goodwill was not impaired at September 30, 2009.

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2009 and December 31, 2008:

	Weighted Average Life at 9/30/09	September 30, 2009			December 31, 2008
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Customer contracts	11.1 yrs	$321,385	$111,038	$210,347	$341,085	$86,288	$254,797
Provider contracts	18.0 yrs	36,253	6,461	29,792	36,253	4,903	31,350
Trade names and other	11.7 yrs	16,986	4,727	12,259	22,486	7,345	15,141

Total other intangible assets	11.8 yrs	$374,624	$122,226	$252,398	$399,824	$98,536	$301,288

Amortization expense for other intangible assets was approximately $28.3 million for the nine months ended September 30, 2009 and $27.1 million for the nine months ended September 30, 2008. The following table presents our estimate of amortization expense for 2009 and for each of the five succeeding fiscal years:

(in thousands)
For the years ending December 31,
2009	$37,262
2010	$33,810
2011	$32,101
2012	$30,509
2013	$26,960
2014	$23,848

8. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$301,519	$183,008	$789,016	$473,074
Net unrealized investment gains (losses) and other, net of tax	170,092	(121,359)	258,779	(186,505)

Comprehensive income, net of tax	$471,611	$61,649	$1,047,795	$286,569

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share results)

Net income available for common stockholders	$301,519	$183,008	$789,016	$473,074

Weighted average outstanding shares of common stock used to compute basic earnings per common share	167,404	166,647	167,250	167,328
Dilutive effect of:
Employee stock options	780	1,111	666	1,280
Restricted stock	1,062	820	942	784

Shares used to compute diluted earnings per common share	169,246	168,578	168,858	169,392

Basic earnings per common share	$1.80	$1.10	$4.72	$2.83

Diluted earnings per common share	$1.78	$1.09	$4.67	$2.79

Number of antidilutive stock options and restricted stock excluded from computation	4,615	3,876	6,105	3,019

10. STOCK REPURCHASE PLAN

In the third quarter of 2008, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. The shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2009, no shares were repurchased pursuant to the program and, accordingly, as of November 3, 2009, the remaining authorized amount totaled $250 million. The share repurchase program expires on December 31, 2009.

In connection with employee stock plans, we acquired 0.2 million common shares for $8.3 million and 0.2 million common shares for $13.0 million during the nine months ended September 30, 2009 and 2008, respectively.

11. INCOME TAXES

The effective income tax rate was 35.8% and 34.4%, respectively, for the three and nine months ended September 30, 2009 compared to 35.3% and 35.4% for the three and nine months ended September 30, 2008. The decrease in the rate for the nine months ended September 30, 2009 primarily is due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006 during the first quarter of 2009.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

12. DEBT

The carrying value of long-term debt outstanding was as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Long-term debt:
Senior notes	$1,642,761	$1,648,964
Credit agreement	—	250,000
Other long-term borrowings	37,663	38,068

Total long-term debt	$1,680,424	$1,937,032

During the nine months ended September 30, 2009, we repaid $250 million of amounts previously borrowed under our $1.0 billion credit agreement to fund the October 31, 2008 acquisition of Cariten. As of September 30, 2009, there were no borrowings outstanding under our $1.0 billion credit agreement. The fair value of our long-term debt was $1,567.9 million at September 30, 2009 and $1,503.4 million at December 31, 2008. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current rates estimated to be available to us for debt with similar terms and remaining maturities.

13. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare business, which accounted for approximately 62% of our total premiums and ASO fees for the nine months ended September 30, 2009, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2010.

CMS is continuing to perform audits of selected Medicare Advantage plans of various companies to validate the provider coding practices and resulting economics under the actuarial risk-adjustment model used to reimburse Medicare Advantage plans. Several Humana contracts have been selected by CMS for audit for the 2007 year and we expect that CMS will conduct additional audits for the 2007 contract year and beyond.

We generally rely on providers to appropriately document all medical data including risk-adjustment data in their medical records and appropriately code their claim submissions, which we generally send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. The CMS audits involve a review of a sample of provider medical records for the contracts being audited. Rates paid to Medicare Advantage plans are established under a bid model, the actuarial process whereby our premium is based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s Original Medicare program. As a result, we believe that an actuarially sound adjustment of payments from these audits would need to take into account the level of coding accuracy and provider medical record documentation completeness under the government’s Original Medicare program, since the risk adjustment system, bids, benefit structures and payment rates were premised on that data. This would help to ensure that the audit methodology applied to Medicare Advantage plans accurately calculates the economic impact of the audit findings. Additionally, our payment received from CMS, as well as benefits offered and premiums charged to members, is based on bids that did not, by CMS design, include any assumption of retroactive audit payment adjustments. We believe that applying a retroactive audit adjustment after CMS acceptance of bids would improperly alter this process of establishing member benefits and premiums.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

While CMS has not formally announced its audit payment adjustment methodology, CMS has indicated that it may not necessarily include a comparison to Original Medicare coding accuracy and that it may make retroactive contract-level payment adjustments. Any such payment adjustments could occur as early as 2009, and could be effected prior to our, or other Medicare Advantage plans, having the opportunity to appeal audit findings or the underlying payment adjustment methodology. We are working with CMS and our industry group to submit comments to CMS regarding its proposed audit and appeals process, which CMS has published in a proposed rule and has referenced in informal guidance documents. We are unable to estimate the financial impact of any audits that may be conducted related to 2007, 2008 or 2009 revenue and whether any findings would cause a change to our method of estimating future premium revenue. At this time, we do not know whether CMS will require payment adjustments to be made using an audit methodology without comparison to Original Medicare coding, and using its method of extrapolating findings to the entire contract. However, if CMS requires payment adjustments to be made using an audit methodology without comparison to Original Medicare coding, and using a method of extrapolating findings to the entire contract, and if we are unable to obtain any relief preventing the payment adjustments from being implemented, we believe that such adjustments would have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the nine months ended September 30, 2009, consisted of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Health Insurance Administration (PRHIA) for the East and Southeast regions were extended for four months to October 31, 2009 with no change in terms. In July 2009, the PRHIA issued a formal request for proposal for new contracts to be effective November 1, 2009. In October 2009, the PRHIA notified bidders of the rejection of all presented proposals. The PRHIA has stated its intention to extend the current contracts until June 30, 2010, with no changes in terms.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the nine months ended September 30, 2009, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired March 31, 2009. Through an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, an additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, was exercised by the government. The Amendment also provides for two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the seventh and eighth option periods is at the government’s option. The contract’s transition provisions require the continuation of certain activities, primarily claims processing, during a wind-down period lasting approximately six months following the expiration date. Claims incurred on or prior to the expiration date would continue to be processed during the wind-down period under the terms existing prior to the expiration date.

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

In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. On October 28, 2009, we learned that the GAO had upheld our protest. We anticipate the GAO will publicly release a detailed version of its protest decision expeditiously to include the grounds for the decision and the nature of relief recommended by the GAO to the DoD. At this time, we are not able to determine what actions the DoD will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award, and therefore whether or not the protest decision is material.

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

In addition, Humana’s directors and certain officers (collectively, the “Derivative Defendants”) have been named as defendants in two substantially similar shareholder derivative actions filed in the Circuit Court for Jefferson County, Kentucky (Del Gaizo v. McCallister et al., No. 08-CI-003527, filed on March 27, 2008; and Regiec v. McCallister et al., No. 08-CI-04236, filed on April 16, 2008). Humana is named as a nominal defendant. On May 12, 2008, the Circuit Court entered an order that consolidated the state court derivative actions into a single action captioned In re Humana Inc. Derivative Litigation, No. 08-CI-003527, and stayed that consolidated action pending the outcome of the Class Action Defendants’ motion to dismiss the federal securities case, which, as noted above, was dismissed with prejudice on June 23, 2009. On September 21, 2009, the plaintiffs filed a consolidated shareholder derivative complaint (the “Consolidated Derivative Complaint”), which is premised on the same basic allegations and events underlying the federal securities class action described above. The Consolidated Derivative Complaint alleges, among other things, that some or all of the Derivative Defendants (i) failed to correct Humana’s allegedly inadequate controls relating to its PDP bids for 2008, (ii) caused Humana to misrepresent its business prospects, (iii) failed to correct Humana’s earnings guidance, and (iv) caused Humana to charge co-payments for its PDPs that were based on incorrect estimates. The Consolidated Derivative Complaint asserts claims against the Derivative Defendants for breach of fiduciary duty, corporate waste, and unjust enrichment. The Consolidated Derivative Complaint also asserts claims against certain directors and officers of Humana for allegedly breaching their fiduciary

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

duties by engaging in insider sales of Humana common stock and misappropriating Humana information. The Consolidated Derivative Complaint seeks the following relief, among other things: (i) damages in favor of Humana; (ii) an order directing Humana to take actions to reform and improve its internal governance and procedures, including holding shareholder votes on certain corporate governance policies and resolutions to amend Humana’s Bylaws or Articles of Incorporation; (iii) restitution and disgorgement of the Derivative Defendants’ alleged profits, benefits, and other compensation; (iv) an award of plaintiffs’ legal costs and expenses; and (v) other relief that the court deems just and proper. Neither Humana nor the Derivative Defendants have, as of yet, answered or otherwise responded to the Consolidated Derivative Complaint.

In mid-2008, Humana and certain of its officers (collectively, the “ERISA Defendants”) were also named as defendants in three substantially similar class action lawsuits filed in the Western District of Kentucky, Louisville Division, on behalf of a purported class of participants in and beneficiaries of the Humana Retirement and Savings Plan and the Humana Puerto Rico 1165(d) Retirement Plan (the “Plans”) (Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, filed on April 22, 2008; Rose et al. vs. Humana Inc. et al., No. 3:08cv-236-JBC, filed on May 1, 2008; and Riggs v. Humana Inc. et al., No. 3:08cv-304-M, filed on June 10, 2008). On September 9, 2008, those cases were consolidated and captioned Benitez et al. v. Humana Inc. et al., No. 3:08cv-211-H, and four individuals were designated as lead plaintiffs. On October 24, 2008, the lead plaintiffs filed an amended complaint alleging violations of the Employee Retirement Income Security Act (“ERISA”) (the “Amended ERISA Complaint”), which alleges, among other things, that the ERISA Defendants breached their fiduciary duties under ERISA by (i) offering Humana stock as an investment option within the Plans and making contributions in Humana stock when that stock was not a prudent investment for participants’ retirement savings, (ii) providing misleading information, knowingly concealing information, and failing to provide participants with complete and accurate information regarding Humana’s financial condition, its internal controls, its business practices, and the prudence of investing in its stock, (iii) failing to adequately monitor the Plans’ fiduciaries and remove any fiduciaries whose performance was inadequate, and (iv) failing to avoid conflicts of interest and to serve the interests of the Plans’ participants and beneficiaries with undivided loyalty. The Amended ERISA Complaint also alleges that certain defendants are liable for those breaches as co-fiduciaries because they enabled, knowingly participated in and/or knew of and failed to remedy those breaches. The Amended ERISA Complaint seeks the following relief, among other things: (i) repayment of alleged losses to the Plans, restoration of profits that the ERISA Defendants allegedly made using the Plans’ assets, and restoration of Plan participants’ lost profits; (ii) imposition of a constructive trust on any amounts by which the ERISA Defendants were unjustly enriched at the expense of the Plans; (iii) appointment of one or more independent fiduciaries to participate in managing the Plans’ investment in Humana stock; (iv) actual damages; (v) an award of plaintiffs’ legal fees and costs; and (vi) equitable restitution and other equitable monetary relief. On December 8, 2008, the ERISA Defendants filed a motion seeking dismissal of the case. The plaintiffs filed their opposition to that motion on January 29, 2009. The ERISA Defendants filed a reply brief in support of their motion on March 2, 2009. On September 30, 2009, the Court entered an order granting the ERISA Defendants’ motion and dismissed the Amended ERISA Complaint with prejudice. No appeal has been taken from that ruling, and the time to file such an appeal has expired.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

(i) damages as a result of the alleged breach of contract by HMHS, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requests damages and other relief the court deems just and proper for its individual claim against HMHS for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of “all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with [HMHS] to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with [HMHS] to submit any such disputes with [HMHS] to arbitration.” HMHS is challenging the certification of this class action. On October 9, 2008, HMHS petitioned the U.S. Court of Appeals for the Eleventh Circuit pursuant to Federal Rule of Civil Procedure 23(f) for permission to appeal on an interlocutory basis. On November 14, 2008, the Court of Appeals granted HMHS’s petition. On November 21, 2008, the district court stayed proceedings in the case pending the result of the appeal on the class issue or until further notice. Oral argument before the Court of Appeals is scheduled for January 14, 2010. On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. HMHS, the named plaintiffs filed an arbitration demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs are seeking certification of a class consisting of all institutional healthcare service providers who had contracts with HMHS to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. HMHS submitted its response to the demand for arbitration on May 1, 2009.

Humana intends to defend each of these actions vigorously.

Other Lawsuits and Regulatory Matters

Our current and past business practices are subject to review by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, competitive practices, commission payments, privacy issues, utilization management practices, and sales practices. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices. In addition, we have responded and are continuing to respond to requests for information regarding certain provider-payment practices from various states’ attorneys general and departments of insurance.

On September 10, 2009, the Office of Inspector General (OIG) of the United States Department of Health and Human Services issued subpoenas to us and our subsidiary, Humana Pharmacy, Inc., seeking documents related to our Medicare Part D prescription plans and the operation of RightSourceRxSM, our mail order pharmacy in Phoenix, Arizona. We are responding to the subpoena.

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

14. SEGMENT INFORMATION

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. When identifying our segments, we aggregate products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

Our segment results were as follows for the three and nine months ended September 30, 2009 and 2008:

	Government Segment
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)

Revenues:
Premiums:
Medicare Advantage	$4,135,198	$3,497,568	$12,340,786	$10,157,109
Medicare stand-alone PDP	578,142	782,855	1,812,638	2,562,925

Total Medicare	4,713,340	4,280,423	14,153,424	12,720,034
Military services	796,126	771,560	2,591,605	2,389,195
Medicaid	162,896	152,069	480,085	437,725

Total premiums	5,672,362	5,204,052	17,225,114	15,546,954
Administrative services fees	37,947	21,169	81,435	63,331
Investment income (loss)	44,936	(6,163)	132,894	80,930
Other revenue	997	455	2,713	1,316

Total revenues	5,756,242	5,219,513	17,442,156	15,692,531

Operating expenses:
Benefits	4,646,245	4,377,790	14,514,775	13,489,494
Selling, general and administrative	583,474	532,530	1,731,624	1,578,054
Depreciation and amortization	34,575	30,523	100,320	88,986

Total operating expenses	5,264,294	4,940,843	16,346,719	15,156,534

Income from operations	491,948	278,670	1,095,437	535,997

Interest expense	17,447	6,969	50,160	18,084

Income before income taxes	$474,501	$271,701	$1,045,277	$517,913

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)

Revenues:
Premiums:
Fully-insured
PPO	$785,388	$891,809	$2,403,054	$2,694,937
HMO	755,054	667,311	2,240,150	1,871,695

Total fully-insured	1,540,442	1,559,120	4,643,204	4,566,632
Specialty	231,318	228,397	689,625	697,336

Total premiums	1,771,760	1,787,517	5,332,829	5,263,968
Administrative services fees	95,785	93,232	286,873	276,013
Investment income (loss)	29,925	(10,610)	86,851	73,077
Other revenue	63,107	58,518	178,660	153,147

Total revenues	1,960,577	1,928,657	5,885,213	5,766,205

Operating expenses:
Benefits	1,465,106	1,432,823	4,233,431	4,177,635
Selling, general and administrative	464,299	446,693	1,384,294	1,267,655
Depreciation and amortization	27,513	25,603	80,260	71,556

Total operating expenses	1,956,918	1,905,119	5,697,985	5,516,846

Income from operations	3,659	23,538	187,228	249,359
Interest expense	8,812	12,379	29,445	35,470

(Loss) income before income taxes	$(5,153)	$11,159	$157,783	$213,889

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

Overview

Headquartered in Louisville, Kentucky, Humana Inc. is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2008 revenues of $28.9 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of September 30, 2009, we had approximately 10.3 million members in our medical benefit plans, as well as approximately 7.3 million members in our specialty products.

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. When identifying our segments, we aggregate products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

Proposed Health Insurance Initiatives

The President of the United States and members of the U.S. Congress have proposed significant reforms to the U.S. health care system. There are a number of versions of health insurance reform legislation pending and we expect increased activity in the coming weeks. These proposals include, for example, limiting Medicare payments, reducing prescription drug spending, and imposing new taxes on health insurers. In addition, certain members of Congress have proposed a single-payer health care system, a government health insurance option to compete with private plans and other expanded public health care measures. Various health insurance reform proposals have also emerged at the state level. In October, 2009, CMS proposed revisions to the administration of both the Medicare Advantage Program (Part C) and the Medicare Part D Prescription Drug Program which could change the way we operate, increase our cost of doing business and/or adversely affect our profitability. In addition, CMS is continuing to perform audits of selected Medicare Advantage plans of various companies to validate the provider coding practices under the actuarial risk-adjustment model used to calculate the individual member capitation paid to Medicare Advantage plans. Several Humana contracts have been selected by CMS for audit for the 2007 year and we expect that CMS will conduct additional audits for the 2007 contract year and beyond. We are unable to estimate the financial impact of any audits that may be conducted related to 2007, 2008 or 2009 revenue and whether any findings would cause a change to our method of estimating future premium revenue. Because of the unsettled nature of these initiatives and the numerous steps required to implement them, we cannot predict what health insurance initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on our business. For additional discussions regarding our risks related to health insurance initiatives, see “Government Contracts” in Note 13 to the condensed consolidated financial statements included in this report, and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Government Segment

Our strategy and commitment to the Medicare programs has led to significant growth. Medicare Advantage membership increased to 1,514,800 members at September 30, 2009, up 146,800 members, or 10.7%, from 1,368,000 at September 30, 2008, primarily due to sales of preferred provider organization, or PPO products. This increase also included the impact of the October 31, 2008 Cariten acquisition, which added 46,900 Medicare HMO members. Likewise, Medicare Advantage premium revenues have increased 21.5% to $12.3 billion for the nine months ended September 30, 2009 from $10.2 billion for the nine months ended September 30, 2008. Recently the mix of sales has shifted increasingly to our network-based PPO offerings, which is particularly important given the enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, discussed more fully below. Medicare Advantage members enrolled in network-based products was approximately 62% at September 30, 2009 compared to 49% at September 30, 2008, with our PPO membership increasing 103.5% from September 30, 2008 to September 30, 2009.

Due to the enactment of the Act in July 2008, beginning in 2011, sponsors of Medicare Advantage Private Fee-For-Service, or PFFS, plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. We have 575,800 PFFS members, or approximately 38% of our total Medicare Advantage membership at September 30, 2009, down from 49% at December 31, 2008. Nearly 80% of these PFFS members at September 30, 2009 reside in geographies where we have developed a PPO network and offer a PPO plan. We are implementing various operational and strategic initiatives including further developing our PPO network and building network-based plan offerings to address the adequate network requirement.

Final 2010 Medicare Advantage rates were announced by CMS on April 6, 2009, with an effective rate decrease for the industry of 4% to 5%. Based on information available at the time we filed our 2010 bids in June 2009, we believe we have effectively designed Medicare Advantage products that address the lower rates while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, to mitigate the adverse effects of this rate reduction on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

We also offer Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. In order to offer these plans in a given year, in June of the preceding year we must submit bids to CMS for approval. During 2008, we experienced prescription drug claim expenses for our Medicare stand-alone PDPs that were higher than we had originally assumed in the bid that we submitted to CMS in June 2007. These higher claim levels for our Medicare stand-alone PDPs reflected a combination of several variances between our actuarial bid assumptions versus our experience. These variances resulted from, among other things, differences between the actuarial utilization assumptions (which are our attempts to predict members’ future utilization of drugs) in the bids for one of our plans versus our actual claims experience in 2008, as well as an increase in the percentage of higher cost members. These issues were addressed for 2009 based on enhancements made to our bid development and review processes. Our Medicare stand-alone PDP membership declined to 1,960,400 members at September 30, 2009, down 1,106,200 members from December 31, 2008 and down 1,128,600 members from September 30, 2008, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience. These actions also resulted in a substantial decline in our stand-alone PDP benefit ratio for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

Our quarterly Government segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the Government segment’s benefit ratio generally improves as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affect the quarterly benefit ratio pattern.

Our military services business primarily consists of the TRICARE South Region contract which covers benefits for healthcare services provided to beneficiaries through March 31, 2010. In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. On October 28, 2009, we learned that the GAO had upheld our protest. We anticipate the GAO will publicly release a detailed version of its protest decision expeditiously to include the grounds for the decision and the nature of relief recommended by the GAO to the DoD. At this time, we are not able to determine what actions the DoD will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award, and therefore whether or not the protest decision is material. Based on discussions with the DoD, we expect the government to exercise option period seven, which would extend the current contract through September 30, 2010. For the nine months ended September 30, 2009, premiums and ASO fees associated with the TRICARE South Region contract were $2.6 billion, or 11.3% of our total premiums and ASO fees. We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at September 30, 2009, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Goodwill was not impaired at September 30, 2009.

Commercial Segment

Commercial segment pretax earnings, impacted by the economic recession and the highly competitive environment partially offset by higher investment income, decreased by $56.1 million, or 26.2%, for the 2009 period compared to the 2008 period. Commercial segment medical membership at September 30, 2009 of 3,426,900 decreased 127,100 members, or 3.6%, from September 30, 2008, despite the acquisition of Cariten in the fourth quarter of 2008 which added approximately 49,700 fully-insured members and 21,600 ASO members, as discussed more fully below. Commercial segment medical membership decreased 193,900 members, or 5.4% from December 31, 2008 to September 30, 2009. The decline in membership primarily was a result of the impact of the economic recession as well as the loss of two larger ASO accounts. The economic recession has led to increased in-group member attrition as employers reduce their workforce levels primarily through reductions in force of less experienced workers. As a result, we are also experiencing higher utilization of benefits, mainly in our fully-insured group accounts, primarily due to the shift in the mix of members to an older workforce having more health care needs, as well as members utilizing more benefits ahead of actual or perceived layoffs, members seeking to maximize their benefits once their deductibles are met, and increased COBRA participation. The membership declines were partially offset by enrollment gains in our individual product, a strategic area of commercial growth. Individual membership at September 30, 2009 increased 13.3% from September 30, 2008 and 10.4% from December 31, 2008. This increase in individual membership, together with administrative costs associated with increased business for our mail-order pharmacy, led to a higher Commercial segment SG&A expense ratio. We expect Commercial segment medical membership to decline by approximately 200,000 members for the full-year 2009 as compared to December 31, 2008, reflecting the impact of in-group member attrition due to workforce reductions as well as the loss of two larger ASO accounts.

Financial Position

At September 30, 2009, cash, cash equivalents and our investment securities totaled $8.7 billion, or 61.1% of total assets, with 16.7% of the $8.7 billion invested in cash and cash equivalents. Investment securities consist primarily of debt securities of investment-grade quality with an average credit rating by S&P of AA+ at September 30, 2009 and an average duration of approximately 4.1 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.6 years. We had $5.5 million of mortgage-backed securities associated with Alt-A or subprime loans at September 30, 2009 and no collateralized debt obligations.

Gross unrealized losses were $68.9 million at September 30, 2009 compared to $313.0 million at December 31, 2008. Gross unrealized gains were $223.2 million at September 30, 2009 compared to $83.2 million at December 31, 2008. All issuers of securities trading at an unrealized loss remain current on all contractual payments. We believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of September 30, 2009, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized costs basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of September 30, 2009.

During the third quarter of 2008, we realized losses of $108.3 million ($68.7 million after tax, or $0.40 per diluted common share) primarily associated with other-than-temporary impairments in our investment portfolios as well as realized losses associated with sales of distressed financial institution securities during September 2008. Of the $108.3 million, $51.9 million was allocated to the Government segment and $56.4 million was allocated to the Commercial segment. There were no material other-than-temporary impairments in the three or nine months ended September 30, 2009.

We continuously review our investment portfolios. There is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than- temporary impairments may be recorded in future periods.

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

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, as well as to refinance or repay debt. Our long-term debt, consisting primarily of senior notes, of $1,680.4 million represented 23.2% of total capitalization at September 30, 2009, declining from 30.3% at December 31, 2008. The earliest maturity of our senior notes is in June 2016. We have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of September 30, 2009, there were no borrowings outstanding under this credit agreement.

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., the parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. During the nine months ended September 30, 2009, our subsidiaries paid dividends of $774.1 million to the parent compared to $296.0 million for the full year 2008. In addition, the parent made capital contributions to our subsidiaries of $104.3 million during the nine months ended September 30, 2009 compared to $242.8 million for the full year 2008. Exclusive of any future acquisitions, we do not anticipate significant additional funding of the subsidiaries during the fourth quarter of 2009.

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

Recently Issued Accounting Pronouncements

Financial Instruments

In April 2009, the Financial Accounting Standards Board, or the FASB, issued new guidance to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued guidance to require disclosures of fair values of certain financial instruments in interim financial statements to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The new guidance highlights and expands on the factors that should be considered in estimating fair value when the volume and level of activity for a financial asset or liability has significantly decreased and requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). In addition, new guidance regarding recognition and presentation of other-than-temporary impairments changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. We adopted the provisions of the new guidance for the quarter ended June 30, 2009. Refer to Note 4, Note 5 and Note 12 to the condensed consolidated financial statements included in this report for disclosures related to the implementation of the new guidance.

Subsequent Events

In May 2009, the FASB issued new guidance establishing general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, or subsequent events. The standard is based on the same principles that currently exist in the auditing standards. We are required to disclose the date through which subsequent events have been evaluated and for certain nonrecognized subsequent events, the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made. We adopted the new provisions for the quarter ended June 30, 2009. Refer to Note 1 to the condensed consolidated financial statements included in this report for the related disclosures.

Codification

In June 2009, the FASB codified existing accounting standards. The FASB Accounting Standards CodificationTM (ASC) is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards. All ASC content carries the same level of authority and anything outside of the ASC is nonauthoritative. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures.

Fair Value of Liabilities

In August 2009, the FASB issued new guidance on measuring liabilities at fair value. The new guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date, whereby the liability to the counterparty is not settled but rather continues, and provides additional guidance on how to estimate the fair value of a liability in a hypothetical transaction assuming the transfer of a liability to a third party. The new provisions are effective for us beginning with the filing of our Form 10-K for the year ending December 31, 2009. We do not expect the adoption of these new provisions to have a material impact on our financial position or results of operations.

Comparison of Results of Operations for 2009 and 2008

The following discussion primarily deals with our results of operations for the three months ended September 30, 2009, or the 2009 quarter, the three months ended September 30, 2008, or the 2008 quarter, the nine months ended September 30, 2009, or the 2009 period, and the nine months ended September 30, 2008, or the 2008 period.

The following table presents certain financial data for our two segments:

	For the three months ended September 30,		Change
	2009	2008	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:

Medicare Advantage	$4,135,198	$3,497,568	$637,630	18.2%
Medicare stand-alone PDP	578,142	782,855	(204,713)	(26.1)%

Total Medicare	4,713,340	4,280,423	432,917	10.1%
Military services	796,126	771,560	24,566	3.2%
Medicaid	162,896	152,069	10,827	7.1%

Total Government	5,672,362	5,204,052	468,310	9.0%

Fully-insured	1,540,442	1,559,120	(18,678)	(1.2)%
Specialty	231,318	228,397	2,921	1.3%

Total Commercial	1,771,760	1,787,517	(15,757)	(0.9)%

Total	$7,444,122	$6,991,569	$452,553	6.5%

Administrative services fees:
Government	$37,947	$21,169	$16,778	79.3%
Commercial	95,785	93,232	2,553	2.7%

Total	$133,732	$114,401	$19,331	16.9%

Income (loss) before income taxes:
Government	$474,501	$271,701	$202,800	74.6%
Commercial	(5,153)	11,159	(16,312)	(146.2)%

Total	$469,348	$282,860	$186,488	65.9%

Benefit ratios (a):
Government	81.9%	84.1%		(2.2)%
Commercial	82.7%	80.2%		2.5%

Total	82.1%	83.1%		(1.0)%

SG&A expense ratios (b):
Government	10.2%	10.2%		—%
Commercial	24.0%	23.0%		1.0%

Total	13.7%	13.7%		—%

	For the nine months ended September 30,		Change
	2009	2008	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:

Medicare Advantage	$12,340,786	$10,157,109	$2,183,677	21.5%
Medicare stand-alone PDP	1,812,638	2,562,925	(750,287)	(29.3)%

Total Medicare	14,153,424	12,720,034	1,433,390	11.3%
Military services	2,591,605	2,389,195	202,410	8.5%
Medicaid	480,085	437,725	42,360	9.7%

Total Government	17,225,114	15,546,954	1,678,160	10.8%

Fully-insured	4,643,204	4,566,632	76,572	1.7%
Specialty	689,625	697,336	(7,711)	(1.1)%

Total Commercial	5,332,829	5,263,968	68,861	1.3%

Total	$22,557,943	$20,810,922	$1,747,021	8.4%

Administrative services fees:
Government	$81,435	$63,331	$18,104	28.6%
Commercial	286,873	276,013	10,860	3.9%

Total	$368,308	$339,344	$28,964	8.5%

Income before income taxes:
Government	$1,045,277	$517,913	$527,364	101.8%
Commercial	157,783	213,889	(56,106)	(26.2)%

Total	$1,203,060	$731,802	$471,258	64.4%

Benefit ratios (a):
Government	84.3%	86.8%		(2.5)%
Commercial	79.4%	79.4%		—%

Total	83.1%	84.9%		(1.8)%

SG&A expense ratios (b):
Government	10.0%	10.1%		(0.1)%
Commercial	23.9%	22.3%		1.6%

Total	13.5%	13.4%		0.1%

(a)	Represents total benefit expenses as a percentage of premium revenue. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative (SG&A) expenses as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at September 30, 2009 and 2008:

	September 30,		Change
	2009	2008	Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,514,800	1,368,000	146,800	10.7%
Medicare stand-alone PDP	1,960,400	3,089,000	(1,128,600)	(36.5)%

Total Medicare	3,475,200	4,457,000	(981,800)	(22.0)%

Military services	1,754,300	1,734,400	19,900	1.1%
Military services ASO	1,260,800	1,219,500	41,300	3.4%

Total military services	3,015,100	2,953,900	61,200	2.1%

Medicaid	399,800	385,100	14,700	3.8%
Medicaid ASO	—	177,300	(177,300)	(100.0)%

Total Medicaid	399,800	562,400	(162,600)	(28.9)%

Total Government	6,890,100	7,973,300	(1,083,200)	(13.6)%

Commercial segment:
Fully-insured	1,860,700	1,931,200	(70,500)	(3.7)%
ASO	1,566,200	1,622,800	(56,600)	(3.5)%

Total Commercial	3,426,900	3,554,000	(127,100)	(3.6)%

Total medical membership	10,317,000	11,527,300	(1,210,300)	(10.5)%

Specialty Membership:
Commercial segment (a)	7,262,900	6,727,400	535,500	8.0%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

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

Summary

Net income was $301.5 million, or $1.78 per diluted common share, in the 2009 quarter compared to $183.0 million, or $1.09 per diluted common share, in the 2008 quarter. Net income was $789.0 million, or $4.67 per diluted common share, in the 2009 period compared to $473.1 million, or $2.79 per diluted common share, in the 2008 period. The 2008 quarter and period’s net income included realized losses of $68.7 million, or $0.40 per diluted common share, primarily associated with other-than-temporary impairments in our investment and securities lending portfolios, as well as realized losses primarily associated with sales of distressed financial institution securities during September 2008. Excluding these realized losses, the increase in earnings resulted primarily from lower Medicare stand-alone PDP claim expenses in 2009, contributing to improved operating performance in the Government segment.

Premium Revenues and Medical Membership

Premium revenues increased 6.5% to $7.4 billion for the 2009 quarter, compared to $7.0 billion for the 2008 quarter. For the 2009 period, premium revenues were $22.6 billion, an increase of $1.8 billion, or 8.4%, compared to $20.8 billion for the 2008 period. These increases primarily are a result of higher premium revenues in the Government segment. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $0.5 billion, or 9.0%, to $5.7 billion for the 2009 quarter, compared to $5.2 billion for the 2008 quarter. For the 2009 period, Government segment premium revenues were $17.2 billion, an increase of $1.7 billion, or 10.8%, compared to $15.5 billion for the 2008 period. These increases primarily were attributable to higher average Medicare Advantage membership and an increase in per member premiums, partially offset by a decrease in our Medicare stand-alone PDP membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 11% for the 2009 quarter and 13% for the 2009 period compared to the 2008 quarter and period, respectively. Sales of our PPO products drove the majority of the 146,800 increase in Medicare Advantage members since September 30, 2008. This increase also included the impact of the October 31, 2008 Cariten acquisition, which added 46,900 Medicare HMO members. Medicare Advantage per member premiums increased 6.3% during the 2009 quarter and 7.2% during the 2009 period compared to the 2008 quarter and period, respectively. These per member premium increases in the 2009 quarter and period include the effect of introducing member premiums for most of our Medicare Advantage products. Medicare stand-alone PDP premium revenues decreased $0.2 billion, or 26.1%, during the 2009 quarter compared to the 2008 quarter and $0.8 billion, or 29.3%, during the 2009 period compared to the 2008 period. These decreases primarily were due to a 1,128,600, or 36.5%, decrease in PDP membership since September 30, 2008, primarily resulting from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Commercial segment premium revenues decreased $15.8 million, or 0.9%, from the 2008 quarter to $1,771.8 million for the 2009 quarter, primarily due to a 3.7% decline in average fully-insured medical membership, partially offset by a 4.9% increase in fully-insured group per member premiums. For the 2009 period, Commercial segment premium revenues increased $68.8 million, or 1.3%, to $5,332.8 million compared to $5,264.0 million for the 2008 period. The increase was primarily due to the acquisitions of OSF and Cariten in the second and fourth quarters of 2008, respectively, and an increase in per member premiums, partially offset by a decline in fully-insured membership. Per member premiums for fully-insured group accounts increased 4.9% during the 2009 quarter and 5.0% during the 2009 period compared to the 2008 quarter and period, respectively. Fully-insured membership decreased 3.7%, or 70,500 members, to 1,860,700 at September 30, 2009 compared to 1,931,200 at September 30, 2008. Excluding the 49,700 fully-insured members added with the acquisition of Cariten, the membership decrease of 120,200 primarily was due to the impact of the economic recession which has led to increased in-group member attrition as employers reduce their workforce levels primarily through reductions in force.

Administrative Services Fees

Our administrative services fees were $133.7 million for the 2009 quarter, an increase of $19.3 million, or 16.9%, from $114.4 million for the 2008 quarter. For the 2009 period, administrative services fees were $368.3 million, an increase of $29.0 million, or 8.5%, from $339.3 million for the 2008 period. The increases in administrative services fees primarily were due to an increase in per member fees, the recognition of previously deferred revenues associated with Green Ribbon Health, and the acquisition of Cariten in the fourth quarter of 2008, partially offset by a decline in Commercial ASO membership, primarily isolated to the loss of two larger ASO accounts. During the 2009 quarter, we received final outcome data from CMS related to Green Ribbon Health, a disease management demonstration project with CMS, and accordingly recognized previously deferred revenue of approximately $12 million in the 2009 quarter.

Investment Income

Investment income totaled $74.9 million for the 2009 quarter, an increase of $91.7 million from a $16.8 million loss for the 2008 quarter. For the 2009 period, investment income totaled $219.7 million, an increase of $65.7 million from $154.0 million for the 2008 period. The 2008 quarter and period reflect realized losses of $108.3 million recorded during the 2008 quarter primarily associated with other-than-temporary impairments in our investment and securities lending portfolios, as well as realized losses associated with sales of distressed financial institution securities. Of the $108.3 million, $51.9 million was allocated to the Government segment and $56.4 million was allocated to the Commercial segment. Excluding these realized losses, investment income decreased primarily due to the lower interest rate environment.

Other Revenue

Other revenue totaled $64.1 million for the 2009 quarter, an increase of $5.1 million from $59.0 million for the 2008 quarter. Other revenue totaled $181.4 million for the 2009 period, an increase of $26.9 million from $154.5 million for the 2008 period. The increases primarily were attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expense

Consolidated benefit expense was $6.1 billion for the 2009 quarter, an increase of $0.3 billion, or 5.2%, from $5.8 billion for the 2008 quarter. For the 2009 period, consolidated benefit expense was $18.7 billion, an increase of $1.0 billion, or 6.1%, from $17.7 billion for the 2008 period. The increases were primarily driven by an increase in Government segment benefit expense, as described below.

The consolidated benefit ratio for the 2009 quarter was 82.1%, a 100 basis points decrease from 83.1% for the 2008 quarter primarily due to a decrease in the Government segment benefit ratio partially offset by an increase in the Commercial segment benefit ratio. For the 2009 period, the consolidated benefit ratio was 83.1%, a 180 basis points decrease from 84.9% for the 2008 period. The decrease primarily was attributable to a decrease in the Government segment benefit ratio as described below.

The Government segment’s benefit expenses increased $0.3 billion, or 6.1%, in the 2009 quarter compared to the 2008 quarter. For the 2009 period, the Government segment’s benefit expenses increased $1.0 billion, or 7.6%, from the 2008 period. The increases primarily were due to an increase in the average number of Medicare Advantage members and the impact from the acquisitions of Cariten, Metcare, OSF, and SecureHorizons. The Government segment’s benefit ratio for the 2009 quarter was 81.9%, a 220 basis point decrease from the 2008 quarter of 84.1%, primarily driven by a 340 basis point decline in the Medicare benefit ratio. Likewise, for the 2009 period, the Government segment’s benefit ratio was 84.3%, a 250 basis point decrease from the 2008 period of 86.8%, primarily driven by a 330 basis point decline in the Medicare benefit ratio. The decline in the Medicare benefit ratio primarily resulted from a substantial decline in the Medicare stand-alone PDP benefit ratio as a result of our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

The Commercial segment’s benefit expenses increased $32.3 million, or 2.3%, from the 2008 quarter to the 2009 quarter primarily as a result of the acquisition of Cariten in the fourth quarter of 2008. For the 2009 period, the Commercial segment’s benefit expenses increased $55.8 million, or 1.3%, from the 2008 period. The increase primarily resulted from the OSF and Cariten acquisitions in the second and fourth quarters of 2008, respectively. The benefit ratio for the Commercial segment of 82.7% for the 2009 quarter increased 250 basis points from the 2008 quarter’s benefit ratio of 80.2%. For the 2009 period, the Commercial segment’s benefit ratio of 79.4% was unchanged from the 2008 period’s benefit ratio. The increase from the 2008 quarter to the 2009 quarter primarily reflected higher utilization associated with the general economy and the highly competitive environment, as well as the impact of the H1N1 virus, partially offset by an increase in per member premiums. We are experiencing higher utilization of benefits in our fully-insured group accounts as in-group attrition, primarily as a result of reductions in force of less experienced workers, has led to a shift in the mix of members to an older workforce having more health care needs, as well as members utilizing more benefits ahead of actual or perceived layoffs, members seeking to maximize their benefits once their deductibles are met, and increased COBRA participation.

SG&A Expense

Consolidated SG&A expenses increased $68.6 million, or 7.0%, during the 2009 quarter compared to the 2008 quarter. For the 2009 period, consolidated SG&A expenses increased $270.2 million, or 9.5%, from the 2008 period. The increases primarily resulted from an increase in the number of employees due to the Medicare growth and higher average individual product membership. The number of employees increased by 700, or 2.5%, to 28,500 at September 30, 2009 from 27,800 at September 30, 2008.

The consolidated SG&A expense ratio for the 2009 quarter of 13.7% was unchanged from the 2008 quarter. For the 2009 period, the consolidated SG&A expense ratio was 13.5% compared to 13.4% for the 2008 period. The increase primarily was due to increases in the Commercial segment SG&A expense ratios as discussed below.

Our Government and Commercial segments incur both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $50.9 million, or 9.6%, during the 2009 quarter compared to the 2008 quarter. For the 2009 period, SG&A expenses of $1,731.6 million increased $153.6 million, or 9.7%, from the 2008 period. The Government segment SG&A expense ratio for the 2009 quarter of 10.2% was unchanged from the 2008 quarter. For the 2009 period, the Government segment SG&A expense ratio of 10.0% decreased 10 basis points from 10.1% for the 2008 period. The decrease primarily resulted from efficiency gains associated with servicing higher average Medicare Advantage membership. For example, we transitioned the recently acquired OSF and Metcare members into our primary Medicare service platform and eliminated the cost of having duplicate platforms.

Commercial segment SG&A expenses increased $17.6 million, or 3.9%, during the 2009 quarter compared to the 2008 quarter. Commercial segment SG&A expenses increased $116.6 million, or 9.2%, during the 2009 period compared to the 2008 period. The Commercial segment SG&A expense ratio increased 100 basis points from 23.0% for the 2008 quarter to 24.0% for the 2009 quarter. For the 2009 period, the Commercial segment SG&A expense ratio of 23.9% increased 160 basis points from 22.3% for the 2008 period. The increases primarily were due to administrative costs associated with increased business for our mail-order pharmacy and higher average individual product membership. Average individual product membership increased 14.1% during the 2009 quarter compared to the 2008 quarter and 19.4% during the 2009 period compared to the 2008 period. Individual accounts bear a higher SG&A expense ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2009 quarter totaled $62.1 million compared to $56.1 million for the 2008 quarter, an increase of $6.0 million, or 10.6%. Depreciation and amortization for the 2009 period totaled $180.6 million compared to $160.5 million for the 2008 period, an increase of $20.1 million, or 12.5%. These increases reflected capital expenditures since September 30, 2008.

Interest Expense

Interest expense was $26.3 million for the 2009 quarter compared to $19.3 million for the 2008 quarter, an increase of $7.0 million. Interest expense was $79.6 million for the 2009 period compared to $53.6 million for the 2008 period, an increase of $26.0 million. The increases primarily were due to higher interest rates and higher average outstanding debt. In the second quarter of 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038, the proceeds of which were used for the repayment of the outstanding balance under our credit agreement. The weighted average effective interest rate for all of our long-term debt was 6.25% and 4.84% for the three months ended September 30, 2009 and 2008, respectively, and 5.91% and 4.60% for the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes

Our effective tax rate during the 2009 quarter of 35.8% compared to the effective tax rate of 35.3% for the 2008 quarter. The effective tax rate for the 2009 period of 34.4% was lower than the 2008 period of 35.4%. The decrease in the 2009 period primarily was due to the reduction of the $16.8 million liability for unrecognized tax benefits in the first quarter of 2009 as a result of audit settlements.

Membership

The following table presents our medical and specialty membership at September 30, 2009, June 30, 2009, March 31, 2009, and at the end of each quarter in 2008:

	2009			2008
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,514,800	1,499,800	1,468,900	1,435,900	1,368,000	1,345,000	1,267,700
Medicare stand-alone PDP	1,960,400	1,992,000	2,078,900	3,066,600	3,089,000	3,105,200	3,150,200

Total Medicare	3,475,200	3,491,800	3,547,800	4,502,500	4,457,000	4,450,200	4,417,900

Military services	1,754,300	1,753,400	1,746,600	1,736,400	1,734,400	1,737,600	1,728,100
Military services ASO	1,260,800	1,254,900	1,244,000	1,228,300	1,219,500	1,206,200	1,193,000

Total military services	3,015,100	3,008,300	2,990,600	2,964,700	2,953,900	2,943,800	2,921,100

Medicaid	399,800	393,600	385,200	385,400	385,100	387,700	384,200
Medicaid ASO	—	—	—	85,700	177,300	173,800	175,400

Total Medicaid	399,800	393,600	385,200	471,100	562,400	561,500	559,600

Total Government	6,890,100	6,893,700	6,923,600	7,938,300	7,973,300	7,955,500	7,898,600

Commercial segment:
Fully-insured	1,860,700	1,871,700	1,893,700	1,978,800	1,931,200	1,936,600	1,861,000
ASO	1,566,200	1,576,200	1,577,800	1,642,000	1,622,800	1,621,900	1,597,700

Total Commercial	3,426,900	3,447,900	3,471,500	3,620,800	3,554,000	3,558,500	3,458,700

Total medical members	10,317,000	10,341,600	10,395,100	11,559,100	11,527,300	11,514,000	11,357,300

Specialty Membership:
Commercial segment	7,262,900	6,790,400	6,743,700	6,817,000	6,727,400	6,744,400	6,916,200

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

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

Cash and cash equivalents decreased to $1,452.0 million at September 30, 2009 from $1,970.4 million at December 31, 2008. The change in cash and cash equivalents for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008
	(in thousands)
Net cash provided by operating activities	$1,147,491	$685,737
Net cash used in investing activities	(1,470,198)	(192,312)
Net cash used in financing activities	(195,710)	(990,978)

Decrease in cash and cash equivalents	$(518,417)	$(497,553)

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

The detail of total net receivables was as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008	2009 Period Change	2008 Period Change
	(in thousands)
Military services:
Base receivable	$480,092	$436,009	$44,083	$69,008
Change orders	814	6,190	(5,376)	1,018

Military services subtotal	480,906	442,199	38,707	70,026

Medicare	159,908	232,608	(72,700)	(25,571)
Commercial and other	183,785	164,035	19,750	45,291
Allowance for doubtful accounts	(48,071)	(49,160)	1,089	14,366

Total net receivables	$776,528	$789,682	(13,154)	104,112

Reconciliation to cash flow statement:
Receivables from acquisition			6,907	(10,792)

Change in receivables per cash flow statement			$(6,247)	$93,320

Medicare receivables decreased $72.7 million from December 31, 2008 to September 30, 2009 compared to a decrease of $25.6 million from December 31, 2007 to September 30, 2008. Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $44.1 million and $69.0 million increase in base receivables for the 2009 and 2008 periods, respectively.

The detail of benefits payable was as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008	2009 Period Change	2008 Period Change
	(in thousands)
IBNR (1)	$2,038,505	$1,851,047	$187,458	$236,401
Military services benefits payable (2)	310,873	306,797	4,076	14,361
Reported claims in process (3)	380,924	486,514	(105,590)	411
Other benefits payable (4)	635,179	561,221	73,958	120,581

Total benefits payable	$3,365,481	$3,205,579	$159,902	$371,754

Reconciliation to cash flow statement:
Benefits payable from acquisition			—	(34,122)

Change in benefits payable per cash flow statement			$159,902	$337,632

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2008 to September 30, 2009 primarily was due to an increase in IBNR as well as an increase in amounts owed to providers under capitated and risk sharing arrangements, both as a result of Medicare Advantage membership growth, partially offset by a decrease in the amount of processed but unpaid claims, including pharmacy claims, which fluctuate due to month-end cutoff.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $1,584.6 million in the 2009 period and $551.9 million in the 2008 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures were $122.1 million in the 2009 period compared to $179.5 million in the 2008 period. We expect total capital expenditures for the full year 2009 of approximately $175 million compared to $262 million for the full year 2008. The full year 2008 included expenditures associated with constructing a new data center building and mail-order pharmacy warehouse.

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

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $330.1 million higher than claims payments during the 2009 period and $33.6 million less than claims payments during the 2008 period.

During the 2008 period, we repurchased approximately 2.1 million common shares for $92.8 million under the stock repurchase plan authorized by the Board of Directors that was then in effect. No repurchases of common shares were made during the 2009 period under the stock repurchase plan authorized by the Board of Directors in the third quarter of 2008.

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

At September 30, 2009, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $3.5 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of September 30, 2009, we had $996.5 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.7 million at September 30, 2009 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $1.6 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, and to refinance or repay debt.

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2009 was BBB- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 would trigger an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades would increase the interest rate an additional 25 basis points, or interest expense by $1.9 million, up to a maximum 100 basis points.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. During the 2009 period, our subsidiaries paid dividends of $774.1 million to the parent compared to $296.0 million for the full year 2008. In addition, the parent made capital contributions to our subsidiaries of $104.3 million during the 2009 period compared to $242.8 million for the full year 2008. Exclusive of any future acquisitions, we do not anticipate significant additional funding of the subsidiaries during the fourth quarter of 2009.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2009, we maintained aggregate statutory capital and surplus of $3.2 billion in our state regulated subsidiaries, $0.9 billion above the aggregate $2.3 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Until October 7, 2008, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. As a result, changes in interest rates generally resulted in an increase or decrease to investment income partially offset by a corresponding decrease or increase to interest expense, partially hedging our exposure to interest rate risk. However, due to extreme volatility in the securities and credit markets, LIBOR increased while the interest rate we would earn on invested assets like cash and cash equivalents decreased. As a result, we terminated all of our interest rate swap agreements, fixing the average interest rate under our senior notes at 6.08%. In exchange for terminating our rights under the interest rate swap agreements, we received $93.0 million in cash from the counterparties representing the fair value of the swap assets. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA+ at September 30, 2009. Our net unrealized position improved $384.2 million from a net unrealized loss position of $229.9 million at December 31, 2008 to a net unrealized gain position of $154.3 million at September 30, 2009. As of September 30, 2009, we had gross unrealized losses of $68.9 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the three and nine months ended September 30, 2009. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.6 years as of September 30, 2009. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $305 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2009.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1:	Legal Proceedings

For a description of the litigation and legal proceedings pending against us, see “Legal Proceedings” in Note 13 to the condensed consolidated financial statements.

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

•

Our business activities are subject to substantial government regulation. New laws or regulations, or changes in existing laws or regulations or their enforcement, could increase our cost of doing business and could materially affect our business, profitability and financial condition. In addition, as a government contractor, we are exposed to additional risks that could adversely affect our business or our willingness to participate in government health care programs.

The President of the United States and members of the U.S. Congress have proposed significant reforms to the U.S. health care system. Both the U.S. Senate and the House of Representatives have conducted hearings about U.S. health insurance reform. The President’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce prescription drug spending and impose new taxes on health insurers. In addition, certain members of Congress have proposed a single-payer health care system, a government health insurance option to compete with private plans and other expanded public health care measures. Most recently, in September 2009, the U.S. Senate Finance Committee released a draft of the committee’s health insurance reform bill, a bill which included an excise tax on all private insurance companies, requiring the industry to contribute $6.7 billion to health care reform each year for a period of 10 years. Various health insurance reform proposals have also emerged at the state level.

In October, 2009, CMS proposed revisions to the administration of both the Medicare Advantage Program (Part C) and the Medicare Part D Prescription Drug Program which could change the way we operate, increase our cost of doing business and/or adversely affect our profitability. Comments on these proposed changes are requested by December 8, 2009. We are unable to determine what changes will become final, when any changes would be effective, or the ultimate impact on our business operations, or our profitability.

In addition, CMS is continuing to perform audits of selected Medicare Advantage plans of various companies to validate the provider coding practices under the actuarial risk-adjustment model used to calculate the individual member capitation paid to Medicare Advantage plans. Several Humana contracts have been selected by CMS for audit for the 2007 year and we expect that CMS will conduct additional audits for the 2007 contract year and beyond. We are unable to estimate the financial impact of any audits that may be conducted related to 2007, 2008 or 2009 revenue and whether any findings would cause a change to our method of estimating future premium revenue. At this time, we do not know whether CMS will require payment adjustments to be made using an audit methodology without comparison to Original Medicare coding, and using its method of extrapolating findings to the entire contract. However, if CMS requires payment adjustments to be made using an audit methodology without comparison to Original Medicare coding, and using a method of extrapolating findings to the entire contract, and if we are unable to obtain any relief preventing the payment adjustments from being implemented, we believe that such adjustments would have a material adverse effect on our results of operations, financial position, and cash flows.

Because of the unsettled nature of the current health insurance reform efforts in Congress and the substantial regulatory changes being considered by CMS, and the numerous steps required to implement these initiatives, we cannot predict what health insurance initiatives, if any, will be implemented at the federal or state level, the timing of any such initiatives, or the effect any future legislation or regulation will have on our business, profitability, or financial condition.

As previously disclosed, in July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. In addition, on July 22, 2009, we filed a protest with the Government Accountability Office in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. On October 28, 2009, we learned that the GAO had upheld our protest. We anticipate the GAO will publicly release a detailed version of its protest decision expeditiously to include the grounds for the decision and the nature of relief recommended by the GAO to the DoD. At this time, we are not able to determine what actions the DoD will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award, and therefore whether or not the protest decision is material. Our existing contract currently covers benefits for healthcare services provided to beneficiaries through March 31, 2010. Based on discussions with the DoD, we expect the government to exercise option period seven, which would extend the current contract through September 30, 2010. We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at September 30, 2009, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Goodwill was not impaired at September 30, 2009.

•	Any failure to manage administrative costs could hamper our profitability.

•	Any failure by us to manage acquisitions and other significant transactions successfully could have a material adverse effect on our financial results, business and prospects.

•	If we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business could be adversely affected.

•	Our mail-order pharmacy business is highly competitive and subjects us to regulations in addition to those we face with our core health benefits businesses.

•	Our ability to obtain funds from our subsidiaries is restricted.

•	Downgrades in our debt ratings, should they occur, may adversely affect our business, results of operations, and financial condition.

•	Changes in economic conditions could adversely affect our business and results of operations.

•	The securities and credit markets may experience volatility and disruption, which could adversely affect our business.

•	Given the current economic climate, our stock and the stocks of other companies in the insurance industry may be increasingly subject to stock price and trading volume volatility.

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

We maintain the Humana Retirement and Savings Plan and the Humana Puerto Rico 1165(e) Retirement Plan (which we refer to collectively as the Plans), each a qualified, combined retirement plan and 401(k) plan, for the benefit of our employees, through which participants can elect, among other investment choices, to purchase our common stock at market prices. Although none of the shares purchased by the Plans are purchased from us, but are purchased by a third party administrator on the open market, it is the position of the SEC that, because we sponsor the Plans, all of the securities offered pursuant to the Plans must be registered under the Securities Act of 1933. Based upon this interpretation, we recently determined that the number of shares of our common stock purchased by participants under the Humana Retirement and Savings Plan may have exceeded the number of shares registered under the registration statement covering the Plan, and shares purchased under the Humana Puerto Rico 1165(e) Retirement Plan may not have been registered. Since these purchases were made by a third party administrator on the open market, and not from us, we did not receive any proceeds from the sale of the shares pursuant to the Plans. We have filed registration statements on Form S-8 to register future sales of our common stock to participants in the Plans. We are in the process of determining any action we intend to take in light of this situation. These shares have always been treated as outstanding for financial reporting purposes, and we do not expect that the overall effect of this issuance of unregistered shares, including the exercise of any applicable rescission rights by participants in the Plans, will have a material impact on our financial condition, results of operations, or liquidity. We may also be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008; (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and September 30, 2008, respectively, and for the nine months ended September 30, 2009 and September 30, 2008, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008, respectively; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: November 3 , 2009	By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: November 3 , 2009	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)