Form 10-K
period 2009-12-31
HUMANA INC
filed 2010-02-19
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $5,356,684,733 calculated using the average price on such date of $31.85.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2010 was 170,225,097.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held April 20, 2010.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events, trends and uncertainties. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including the information discussed under the section entitled “Risk Factors” in this report. In making these statements, we are not undertaking to address or update them in future filings or communications regarding our business or results. Our business is highly complicated, regulated and competitive with many different factors affecting results.

PART I

ITEM 1.	BUSINESS

General

Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2009 revenues of approximately $31.0 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of December 31, 2009, we had approximately 10.3 million members in our medical benefit plans, as well as approximately 7.2 million members in our specialty products. During 2009, 73% of our premiums and administrative services fees were derived from contracts with the federal government, including 17% related to our Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, and 12% related to our military services contracts. Under our Medicare Advantage CMS contracts in Florida, we provide health insurance coverage to approximately 377,900 members as of December 31, 2009.

Humana Inc. was organized as a Delaware corporation in 1964. Our principal executive offices are located at 500 West Main Street, Louisville, Kentucky 40202, the telephone number at that address is (502) 580-1000, and our website address is www.humana.com. We have made available free of charge through the Investor Relations section of our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

This Annual Report on Form 10-K contains both historical and forward-looking information. See Item 1A.—Risk Factors for a description of a number of factors that may adversely affect our results or business.

Business Segments

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. When identifying our segments, we aggregated products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

Our Products

As more fully described in the products discussion that follows, we provide health insurance benefits under health maintenance organization, or HMO, Private Fee-For-Service, or PFFS, and preferred provider organization, or PPO, plans. In addition, we provide other benefits with our specialty products including dental, vision, and other supplementary benefits. The following table presents our segment membership at December 31, 2009, and premiums and administrative services only, or ASO, fees by product for the year ended December 31, 2009:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
	(dollars in thousands)
Government:
Medicare Advantage:
HMO	591,900	—	$7,633,764	$—	$7,633,764	25.1%
PFFS	564,200	—	5,630,690	—	5,630,690	18.5%
PPO	352,400	—	3,148,847	—	3,148,847	10.4%

Total Medicare Advantage	1,508,500	—	16,413,301	—	16,413,301	54.0%

Medicare stand-alone PDP	1,927,900	—	2,327,418	—	2,327,418	7.6%

Total Medicare	3,436,400	—	18,740,719	—	18,740,719	61.6%

Medicaid insured	401,700	—	646,195	—	646,195	2.1%

Military services insured	1,756,000	—	3,426,739	—	3,426,739	11.3%
Military services ASO	1,278,400	—	—	108,442	108,442	0.3%

Total military services	3,034,400	—	3,426,739	108,442	3,535,181	11.6%

Total Government	6,872,500	—	22,813,653	108,442	22,922,095	75.3%

Commercial:
Fully-insured:
PPO	1,053,200	—	3,188,598	—	3,188,598	10.5%
HMO	786,300	—	2,996,560	—	2,996,560	9.9%

Total fully-insured	1,839,500	—	6,185,158	—	6,185,158	20.4%

ASO	1,571,300	—	—	373,376	373,376	1.2%
Specialty	—	7,200,100	927,940	14,317	942,257	3.1%

Total Commercial	3,410,800	7,200,100	7,113,098	387,693	7,500,791	24.7%

Total	10,283,300	7,200,100	$29,926,751	$496,135	$30,422,886	100.0%

Our Products Marketed to Government Segment Members and Beneficiaries

Medicare

We have participated in the Medicare program for private health plans for over 20 years and have established a national presence, offering at least one type of Medicare plan in all 50 states. The resulting growing membership base provides us with greater ability to expand our network of PPO and HMO providers. We employ strategies including health assessments and clinical guidance programs such as lifestyle and fitness programs for seniors to guide Medicare beneficiaries in making cost-effective decisions with respect to their health care, including cost savings that occur from making positive behavior changes that result in living healthier.

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

Medicare Advantage Products

We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits, including wellness programs, to Medicare eligible persons under HMO, PPO, and PFFS plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. With each of these products, the beneficiary receives benefits in excess of original Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data analysis techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, disease management programs, wellness and prevention programs and, in some instances, a reduced monthly Part B premium. Since 2006, Medicare beneficiaries have had more health plan options, including a prescription drug benefit option. Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to most of our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.

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

Our Medicare PFFS plans generally have no preferred network. Individuals in these plans pay us a monthly premium to receive typical Medicare Advantage benefits along with the freedom to choose any health care provider that accepts individuals at rates equivalent to traditional Medicare payment rates.

CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the adequacy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits and Improvement Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS transitioned to this risk-based payment model while the old payment model based on demographic data including gender, age, and disability status was phased out. The phase-in of risk adjusted payment was completed in 2007. Under the risk-adjustment methodology, all health benefit organizations must collect and submit the necessary diagnosis code information to CMS within prescribed deadlines.

Commensurate with the phase-in of the risk-adjustment methodology, payments to Medicare Advantage plans were increased by a “budget neutrality” factor. The budget neutrality factor was implemented to prevent overall health plan payments from being reduced during the transition from the previous payment model, based upon average original Medicare fee-for-service spending, to the risk-adjustment payment model. The budget neutrality adjustment began phasing out in 2007 and will be fully eliminated by 2011.

At December 31, 2009, we provided health insurance coverage under CMS contracts to approximately 1,508,500 Medicare Advantage members for which we received premium revenues of approximately $16.4 billion, or 54.0%, of our total premiums and ASO fees for the year ended December 31, 2009. Under our Medicare Advantage contracts with CMS in Florida, we provided health insurance coverage to approximately 377,900 members. These contracts accounted for premium revenues of approximately $5.2 billion, which represented approximately 31.8% of our Medicare Advantage premium revenues, or 17.1% of our total premiums and ASO fees for the year ended December 31, 2009.

Our HMO, PFFS, and PPO products covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage business have been renewed for 2010.

Medicare Stand-Alone Prescription Drug Products

We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D. Generally, Medicare-eligible individuals enroll in one of our plan choices between November 15 and December 31 for coverage that begins January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and co-insurance. Our revenues from CMS and the beneficiary are determined from our bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described beginning on page 60. Our stand-alone PDP contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP business have been renewed for 2010.

Medicare stand-alone PDP premium revenues were approximately $2.3 billion, or 7.6% of our total premiums and ASO fees for the year ended December 31, 2009.

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

Our Medicaid business, which accounted for premium revenues of approximately $646.2 million, or 2.1%, of our total premiums and ASO fees for the year ended December 31, 2009, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico.

Military Services

Under our TRICARE South Region contract with the United States Department of Defense, or DoD, we provide health insurance coverage to the dependents of active duty military personnel and to retired military personnel and their dependents. Currently, three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in a HMO-like plan with a point-of-service option or take advantage of reduced copayments by using a network of preferred providers, similar to a PPO.

We have participated in the TRICARE program since 1996 under contracts with the Department of Defense. Our current TRICARE South Region contract, which we were awarded in 2003, covers approximately 3.0 million eligible beneficiaries as of December 31, 2009 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas and Oklahoma. The South Region is one of the three regions in the United States as defined by the Department of Defense. Of these eligible beneficiaries, 1.3 million were TRICARE ASO members representing active duty beneficiaries, seniors over the age of 65 and beneficiaries in Puerto Rico for which the Department of Defense retains all of the risk of financing the cost of their health benefit. We have subcontracted with third parties to provide selected administration and specialty services under the contract. The original 5-year South Region contract expired March 31, 2009. Through an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, an additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, was exercised by the government. The Amendment also provides for two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the seventh and eighth option periods is at the government’s option. On December 16, 2009, we were notified by Department of Defense TRICARE Management Activity, or TMA, that it intends to exercise its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods would effectively extend the TRICARE South Region contract through March 31, 2011. The contract’s transition provisions require the continuation of certain activities, primarily claims processing, during a wind-down period lasting approximately six months following the expiration date. Claims incurred on or prior to the expiration date would continue to be processed during the wind-down period under the terms existing prior to the expiration date.

The TRICARE South Region contract contains provisions that require us to negotiate a target health care cost amount annually with the federal government. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments.

In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. At this time, we are not able to determine what actions TMA will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

For the year ended December 31, 2009, military services premium revenues were approximately $3.4 billion, or 11.3% of our total premiums and ASO fees, and military services ASO fees totaled $108.4 million, or 0.3% of our total premiums and ASO fees. The TRICARE South Region contract represents approximately 97% of total military services premiums and ASO fees.

International Operations

In August 2006, we established our subsidiary Humana Europe in the United Kingdom to provide commissioning support to Primary Care Trusts, or PCTs, in England. Under the contracts we are awarded, we work in partnership with local PCTs, health care providers, and patients to strengthen health-service delivery and to implement strategies at a local level to help the National Health Service enhance patient experience, improve clinical outcomes, and reduce costs. For the year ended December 31, 2009, revenues under these contracts were approximately $9.0 million, or less than 0.1% of our total premium and ASO fees.

Our Products Marketed to Commercial Segment Employers and Members

We offer medical and specialty benefits to employer groups and individuals in the commercial market. Our commercial medical products offered as HMO, PPO or ASO, more fully described in the following sections, include offerings designed to provide additional options to the consumer. For example, our “Smart” products give more cost control and predictability to employers and more choice and control over healthcare decision-making to employees. Online tools and resources deliver information, convenience, and easy access for members enrolled in our Smart products. Our other consumer offerings include products with a high deductible offering in conjunction with a spending account.

HMO

Our commercial HMO products provide prepaid health insurance coverage to our members through a network of independent primary care physicians, specialty physicians, and other health care providers who contract with the HMO to furnish such services. Primary care physicians generally include internists, family practitioners, and pediatricians. Generally, the member’s primary care physician must approve access to certain specialty physicians and other health care providers. These other health care providers include hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers, and durable medical equipment suppliers. Because the primary care physician generally must approve access to many of these other health care providers, the HMO product is considered the most restrictive form of a health benefit plan.

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, together with some copayments, health care services received from, or approved by, the member’s primary care physician. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and spouses. For the year ended December 31, 2009, commercial HMO premium revenues totaled approximately $3.0 billion, or 9.9% of our total premiums and ASO fees.

PPO

Our commercial PPO products, which are marketed primarily to employer groups and individuals, include some types of wellness and utilization management programs. However, they typically include more cost-sharing with the member through copayments and annual deductibles. PPOs also are similar to traditional health insurance because they provide a member with more freedom to choose a physician or other health care provider. In a PPO, the member is encouraged, through financial incentives, to use participating health care providers, which have contracted with the PPO to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees.

As part of our PPO products, we offer HumanaOne, a major medical product marketed directly to individuals. We offer this product in select markets where we can generally underwrite risk and utilize our existing networks and distribution channels. This individual product includes provisions mandated by law to guarantee renewal of coverage for as long as the individual chooses.

For the year ended December 31, 2009, employer and individual commercial PPO premium revenues totaled approximately $3.2 billion, or 10.5% of our total premiums and ASO fees.

ASO

We also offer ASO products to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured PPO or HMO products described previously. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, most ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. For the year ended December 31, 2009, commercial ASO fees totaled $373.4 million, or 1.2% of our total premiums and ASO fees.

Specialty

We also offer various specialty products, including dental, vision, and other supplemental products as well as disease management services under Corphealth, Inc. (d/b/a LifeSynch) and mail-order pharmacy benefit administration services for our members under Humana Pharmacy, Inc. (d/b/a RightSourceRxSM). During 2007, we made investments which significantly expanded our specialty product offerings with the acquisitions of CompBenefits Corporation and KMG America Corporation. These acquisitions significantly increased our dental membership and added new product offerings, including vision and other supplemental health and life products. The supplemental health plans cover, for example, some of the costs associated with cancer and critical illness. Other supplemental health products also include a closed block of approximately 36,000 long-term care policies acquired in connection with the KMG acquisition. No new policies have been written since 2005 under this closed block. At December 31, 2009, we had approximately 7.2 million specialty members, including 3.8 million dental members and 2.5 million vision members. For the year ended December 31, 2009, specialty product premiums and ASO fees were approximately $942.3 million, or 3.1% of our total premiums and ASO fees.

Membership

The following table summarizes our total medical membership at December 31, 2009, by market and product:

	Government				Commercial
	Medicare Advantage	Medicare stand-alone PDP	Medicaid	Military services	PPO	HMO	ASO	Total	Percent of Total
	(in thousands)
Florida	377.9	82.0	51.8	—	104.4	160.0	81.3	857.4	8.3%
Kentucky	59.3	41.1	—	—	116.3	41.7	525.8	784.2	7.6%
Texas	96.2	172.5	—	—	165.6	152.0	125.9	712.2	6.9%
Puerto Rico	14.8	0.3	349.9	—	39.0	15.6	36.1	455.7	4.4%
Illinois	72.1	54.0	—	—	137.1	70.0	94.8	428.0	4.2%
Ohio	51.2	64.0	—	—	12.7	89.0	170.4	387.3	3.8%
Wisconsin	50.5	40.4	—	—	63.6	52.9	170.8	378.2	3.7%
Louisiana	79.6	28.3	—	—	39.6	30.4	133.8	311.7	3.0%
Tennessee	68.7	54.3	—	—	62.8	18.7	65.5	270.0	2.6%
Missouri/Kansas	63.3	105.6	—	—	63.1	13.1	7.0	252.1	2.5%
Georgia	41.9	51.6	—	—	8.3	91.2	36.2	229.2	2.2%
Indiana	31.8	61.0	—	—	32.0	2.9	50.5	178.2	1.7%
Michigan	34.8	62.5	—	—	40.0	—	5.9	143.2	1.4%
North Carolina	63.5	69.6	—	—	8.0	—	—	141.1	1.4%
Arizona	31.4	25.6	—	—	30.5	25.1	12.2	124.8	1.2%
Virginia	51.5	63.5	—	—	3.3	—	—	118.3	1.2%
Colorado	19.5	22.6	—	—	40.2	23.7	—	106.0	1.0%
California	7.3	95.8	—	—	1.2	—	—	104.3	1.0%
Military services	—	—	—	1,756.0	—	—	—	1,756.0	17.1%
Military services ASO	—	—	—	1,278.4	—	—	—	1,278.4	12.5%
Others	293.2	833.2	—	—	85.5	—	55.1	1,267.0	12.3%

Totals	1,508.5	1,927.9	401.7	3,034.4	1,053.2	786.3	1,571.3	10,283.3	100.0%

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

Capitation

For approximately 2.4% of our medical membership at December 31, 2009, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a benefit ratio. The benefit ratio measures underwriting profitability and is computed by taking total benefit expenses as a percentage of premium revenues. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For approximately 5.7% of our medical membership at December 31, 2009, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include physician capitation payments for services rendered, we share hospital and other benefit expenses and process substantially all of the claims under these arrangements.

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

Medical membership under these various arrangements was as follows at December 31, 2009 and 2008:

	Government Segment						Commercial Segment
	Medicare Advantage	Medicare stand-alone PDP	Military services	Military Services ASO	Medicaid	Total Segment	Fully- Insured	ASO	Total Segment	Total Medical
Medical Membership:

December 31, 2009
Capitated HMO hospital system based	31,000	—	—	—	—	31,000	22,200	—	22,200	53,200
Capitated HMO physician group based	50,200	—	—	—	117,600	167,800	26,300	—	26,300	194,100
Risk-sharing	285,100	—	—	—	279,200	564,300	22,400	—	22,400	586,700
Other	1,142,200	1,927,900	1,756,000	1,278,400	4,900	6,109,400	1,768,600	1,571,300	3,339,900	9,449,300

Total	1,508,500	1,927,900	1,756,000	1,278,400	401,700	6,872,500	1,839,500	1,571,300	3,410,800	10,283,300

December 31, 2008
Capitated HMO hospital system based	25,600	—	—	—	—	25,600	24,000	—	24,000	49,600
Capitated HMO physician group based	48,400	—	—	—	146,500	194,900	27,500	—	27,500	222,400
Risk-sharing	274,100	—	—	—	235,600	509,700	25,000	—	25,000	534,700
Other	1,087,800	3,066,600	1,736,400	1,228,300	89,000	7,208,100	1,902,300	1,642,000	3,544,300	10,752,400

Total	1,435,900	3,066,600	1,736,400	1,228,300	471,100	7,938,300	1,978,800	1,642,000	3,620,800	11,559,100

Medical Membership Distribution:

December 31, 2009
Capitated HMO hospital system based	2.1%	—	—	—	—	0.5%	1.2%	—	0.6%	0.5%
Capitated HMO physician group based	3.3%	—	—	—	29.3%	2.4%	1.5%	—	0.8%	1.9%
Risk-sharing	18.9%	—	—	—	69.5%	8.2%	1.2%	—	0.7%	5.7%
All other membership	75.7%	100.0%	100.0%	100.0%	1.2%	88.9%	96.1%	100.0%	97.9%	91.9%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2008
Capitated HMO hospital system based	1.8%	—	—	—	—	0.3%	1.2%	—	0.7%	0.4%
Capitated HMO physician group based	3.4%	—	—	—	31.1%	2.5%	1.4%	—	0.8%	1.9%
Risk-sharing	19.1%	—	—	—	50.0%	6.4%	1.3%	—	0.7%	4.7%
All other membership	75.7%	100.0%	100.0%	100.0%	18.9%	90.8%	96.1%	100.0%	97.8%	93.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Capitation expense as a percentage of total benefit expense was as follows for the years ended December 31, 2009, 2008, and 2007:

	2009		2008		2007
	(dollars in thousands)
Benefit Expenses:
Capitated HMO expense	$560,914	2.3%	$510,606	2.2%	$366,075	1.8%
Other benefit expense	24,214,088	97.7%	23,197,627	97.8%	19,904,456	98.2%

Consolidated benefit expense	$24,775,002	100.0%	$23,708,233	100.0%	$20,270,531	100.0%

Accreditation Assessment

Our accreditation assessment program consists of several internal programs, including those that credential providers and those designed to meet the audit standards of federal and state agencies, as well as external accreditation standards. We also offer quality and outcome measurement and improvement programs such as the Health Care Effectiveness Data and Information Sets, or HEDIS, which is used by employers, government purchasers and the National Committee for Quality Assurance, or NCQA, to evaluate health plans based on various criteria, including effectiveness of care and member satisfaction.

Physicians participating in our networks must satisfy specific criteria, including licensing, patient access, office standards, after-hours coverage, and other factors. Most participating hospitals also meet accreditation criteria established by CMS and/or the Joint Commission on Accreditation of Healthcare Organizations.

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

We request accreditation for certain of our health plans from NCQA, the Accreditation Association for Ambulatory Health Care, and the Utilization Review Accreditation Commission, or URAC. URAC performs reviews for utilization management standards and for health plan and health network standards in quality management, credentialing, rights and responsibilities, and network management. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Certain commercial businesses, like those impacted by a third-party labor agreement or those where a request is made by the employer, may require or prefer accredited health plans.

NCQA performs reviews of our compliance with standards for quality improvement, credentialing, utilization management, member connections, and member rights and responsibilities. We have achieved and maintained NCQA accreditation in all of our commercial HMO/POS markets except Puerto Rico, in all of our Medicare HMO markets with the exception of Illinois which will be surveyed in 2010, and for nearly all our PPO markets.

Sales and Marketing

We use various methods to market our Medicare, Medicaid, and commercial products, including television, radio, the Internet, telemarketing, and direct mailings.

At December 31, 2009, we employed approximately 1,700 sales representatives, as well as approximately 900 telemarketing representatives who assisted in the marketing of Medicare products by making appointments for sales representatives with prospective members. We also market our Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations, and Neighborhood Markets across the country providing an opportunity to enroll Medicare eligible individuals in person. In addition, we market our Medicare products through licensed independent brokers and agents including strategic alliances with State Farm® and United Services Automobile Association, or USAA. Commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure approved by CMS.

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

At December 31, 2009, we used licensed independent brokers and agents and approximately 1,200 licensed employees to sell our commercial products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics including certain other incentives for our commercial brokers. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

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

For a description of all of the material current activities in the federal and state legislative areas, see the section entitled “Risk Factors” in this report.

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

Employees

As of December 31, 2009, we had approximately 28,100 employees, including 31 employees covered by collective bargaining agreements. We believe we have good relations with our employees and have not experienced any work stoppages.

ITEM 1A.	RISK FACTORS

If we do not design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of benefit expenses are inadequate, our profitability may be materially adversely affected. We estimate the costs of our benefit expense payments, and design and price our products accordingly, using actuarial methods and assumptions based upon, among other relevant factors, claim payment patterns, medical cost inflation, and historical developments such as claim inventory levels and claim receipt patterns. These estimates, however involve extensive judgment, and have considerable inherent variability because they are extremely sensitive to changes in payment patterns and medical cost trends.

We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers (predetermined amounts paid to cover services), and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	changes in the demographic characteristics of an account or market;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	possible changes in our pharmacy volume rebates received from drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. hurricanes and earthquakes);

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	government mandated benefits or other regulatory changes, including any that result from CMS Medicare Advantage and Medicare Part D risk adjustment regulatory changes.

In addition, we also estimate costs associated with long-duration insurance policies including life insurance, annuities, health, and long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, as modified based upon actual experience. The basis for the liability for future policy benefits is established at the time each contract is acquired and would only change if our experience deteriorates to the point the level of the liability is not adequate to provide for future policy benefits. Future policy benefits payable include $571.9 million at December 31, 2009 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. We filed and received approval for certain state premium rate increases in 2009 and continue to expect to file for premium rate increases for additional states in 2010. However, to the extent premium rate increases or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required.

Failure to adequately price our products or estimate sufficient benefits payable or future policy benefits payable may result in a material adverse effect on our results of operations, financial position, and cash flows.

We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program as well as in Smart products and other consumer health plans, such as high deductible health plans with Health Savings Accounts (HSAs). We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs.

Premium increases, introduction of new product designs, and our relationships with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into Medicare or Commercial markets, or the termination of a large contract, including the possible termination of our TRICARE contract.

If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets to keep or increase our market share, if membership does not increase as we expect, if membership declines, or if we lose accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience, our results of operations, financial position, and cash flows may be materially adversely affected.

If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our business may be materially adversely affected, which is of particular importance given the concentration of our revenues in the Medicare business.

Our future performance depends in large part upon our management team’s ability to execute our strategy to position us for the future. This strategy includes opportunities created by the expansion of our Medicare programs, including our HMO and PPO, as well as our stand-alone PDP products. We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. The expansion of our provider networks and our success in attracting members to our network-based products positions us well for changes in the Medicare program that will effectively eliminate the non-network PFFS plan option in 2011, although there can be no assurances that our PFFS members will choose to move to our network-based products. We are continuing to implement various operational and strategic initiatives, including further developing our networks and building network-based plan offerings to address the adequate network requirement. We anticipate these initiatives, together with certain counties’ exemption from the network requirement, to result in more than 95% of our PFFS members having the choice of remaining in a Humana plan in 2011. Over the last few years we have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We are offering both the stand-alone Medicare prescription drug coverage and Medicare Advantage health plan with prescription drug coverage in addition to our other product offerings. We offer the Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia.

The growth of our Medicare business is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare business in relation to our other businesses may intensify the risks to us inherent in the Medicare business. There is significant concentration of our revenues in the Medicare business, with approximately 62% of our total premiums and ASO fees in 2009 generated from our Medicare business. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.

Additionally, our strategy includes the growth of our Commercial segment business, with emphasis on our ASO and individual products, introduction of new products and benefit designs, including our Smart products and other consumer offerings such as HSAs, and our specialty products such as dental, vision and other supplemental products, as well as the adoption of new technologies and the integration of acquired businesses and contracts.

There can be no assurance that we will be able to successfully implement our operational and strategic initiatives, including outsourcing certain business functions, that are intended to position us for future growth or that the products we design will be accepted or adopted in the time periods assumed. Failure to implement this strategy may result in a material adverse effect on our results of operations, financial position, and cash flows.

If we fail to properly maintain the integrity of our data, to strategically implement new information systems, or to protect our proprietary rights to our systems, our business may be materially adversely affected.

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

We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. A change in service providers could result in a decline in service quality and effectiveness or less favorable contract terms which may adversely affect our operating results.

We rely on our agreements with customers, confidentiality agreements with employees, and our trade secrets and copyrights to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, including litigation involving end users of software products. We expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this area grows.

Our business plans also include becoming a quality e-business organization by enhancing interactions with customers, brokers, agents, providers and other stakeholders through web-enabled technology. Our strategy includes sales and distribution of health benefit products through the Internet, and implementation of advanced self-service capabilities, for internal and external stakeholders.

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

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	claims relating to our administration of our Medicare Part D offerings;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for providers’ alleged malpractice;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to ASO business, including actions alleging claim administration errors;

•	claims related to the failure to disclose some business practices;

•	claims relating to customer audits and contract performance; and

•	claims relating to dispensing of drugs associated with our in-house mail-order pharmacy.

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

See “Legal Proceedings” in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

Our business activities are subject to substantial government regulation. New laws or regulations, or changes in existing laws or regulations or their manner of application, could increase our cost of doing business and may adversely affect our business, profitability and financial condition. In addition, as a government contractor, we are exposed to additional risks that may adversely affect our business or our willingness to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, Military, and Medicaid programs. Our Government segment accounted for approximately 75% of our total premiums and ASO fees for the year ended December 31, 2009. These programs involve various risks, as described further below.

•

At December 31, 2009, under our contracts with CMS we provided health insurance coverage to approximately 377,900 Medicare Advantage members in Florida. These contracts accounted for approximately 17% of our total premiums and ASO fees for the year ended December 31, 2009. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2009, our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2009, primarily consisted of the TRICARE South Region contract which covers approximately 3.0 million beneficiaries. The original 5-year South Region contract expired March 31, 2009. Through an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, an additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, was exercised by the government. The Amendment also provides for two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the seventh and eighth option periods is at the government’s option. On December 16, 2009, we were notified by TMA that it intends to exercise its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods would effectively extend the TRICARE South Region contract through March 31, 2011. As required under the current contract, the target underwritten health care cost and underwriting fee amounts for each option period are negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the GAO in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. At this time, we are not able to determine what actions TMA will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award. For 2009, premiums and ASO fees associated with the TRICARE South Region contract were $3.4 billion, or 11.2% of our total premiums and ASO fees. We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at December 31, 2009, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Goodwill was not impaired at December 31, 2009.

•

At December 31, 2009, under our contracts with the Puerto Rico Health Insurance Administration, or PRHIA, we provided health insurance coverage to approximately 349,900 Medicaid members in Puerto Rico. These contracts accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2009.

Our Medicaid contracts with the PRHIA for the East and Southeast regions were extended through December 31, 2009 with no change in terms. The PRHIA has confirmed its intention to extend the current contracts until June 30, 2010, with no changes in terms and is in the process of executing such extensions. The loss of these contracts or significant changes in the Puerto Rico Medicaid program as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•

There is a possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

•

CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. A risk-adjustment model pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans.

CMS is continuing to perform audits of selected Medicare Advantage plans of various companies to validate the provider coding practices and resulting economics under the actuarial risk-adjustment model used to calculate the individual member capitation paid to Medicare Advantage plans. Several Humana contracts have been selected by CMS for audit and we expect that CMS will continue conducting audits for the 2007 contract year and beyond. We are unable to estimate the financial impact of any audits that may be conducted related to 2007 revenue and beyond and whether any findings would cause a change to our method of estimating future premium revenue in bid submissions made to CMS for future contract years, or compromise premium rate assumptions made in our bids for prior contract years. At this time, we do not know whether CMS will require payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using its method of extrapolating findings to the entire contract. However, if CMS requires payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using a method of extrapolating findings to the entire contract, and if we are unable to obtain any relief preventing the payment adjustments from being implemented, we believe that such adjustments would have a material adverse effect on our results of operations, financial position, and cash flows.

•

The President of the United States and members of the U.S. Congress have proposed significant reforms to the U.S. health care system. In November 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act and in December 2009 the U.S. Senate passed The Patient Protection and Affordable Care Act, which we refer to collectively as the “Acts”. While there are significant differences between the two Acts, they include, for example, limiting Medicare Advantage payment rates, mandatory issuance of insurance coverage, requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk, stipulating annual rebates to enrollees if the amount of premium revenues expended on medical costs falls below prescribed ratios for group and individual health insurance coverage, and imposing new non-deductible taxes on health insurers increasing in the aggregate from $2 billion to $10 billion annually over ten years. In addition, certain members of Congress have proposed a single-payer health care system, a government health insurance option to compete with private plans, and other expanded public health care measures. Various health insurance reform proposals are also emerging at the state level.

Because of the unsettled nature of these initiatives and the numerous steps required to implement them, we cannot predict what health insurance initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on our business. However, legislative changes, if enacted, may have a material adverse affect on our results of operations, including lowering our Medicare payment rates and increasing our expenses associated with the non-deductible excise tax, financial position, including goodwill recoverability, and cash flows.

•

Our CMS contracts which cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS.

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Beginning in 2008, the risk corridor thresholds increased which means we bear more risk. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $144.6 million at December 31, 2009.

Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent payments for CMS’s portion of claims costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or payment as a low-income or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS.

In addition, the health care industry in general and health insurance, particularly HMOs and PPOs, are subject to substantial federal and state government regulation:

Medicare Improvements for Patients and Providers Act of 2008

The enactment of the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, in July 2008 could affect our Medicare operations. Principally, beginning in 2011 sponsors of Medicare Advantage PFFS plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. Additionally, MIPPA prohibits several different kinds of marketing activities by Medicare plan sponsors and their brokers, and will phase out indirect medical education, or IME, costs beginning in 2010. We are continuing to implement various operational and strategic initiatives that are intended to answer the challenges presented by MIPPA. In addition, most of our PFFS enrollees reside in geographies where we have developed a provider network and offer a networked plan. We will continue to develop our networks and build network-based plan offerings to address the adequate network requirement. We anticipate these initiatives, together with certain counties’ exemption from the network requirement, to result in more than 95% of our PFFS members having the choice of remaining in a Humana plan in 2011. Nonetheless, there can be no assurance that we will be able to successfully implement those initiatives. Failure to implement this strategy may result in a material adverse effect on our results of operations, financial position, and cash flows.

Health Insurance Portability and Accountability Act (HIPAA)

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

These regulations set standards for the security of electronic health information. Violations of these rules could subject us to significant criminal and civil penalties, including significant monetary penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA can also expose us to additional liability for violations by our business associates (e.g., entities that provide services to health plans).

On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, was enacted into law. In addition to including a temporary subsidy for health care continuation coverage issued pursuant to the Consolidated Omnibus Budget Reconciliation Act, or COBRA, the ARRA also expands and strengthens the privacy and security provisions of HIPAA and imposes additional limits on the use and disclosure of protected health information, or PHI. Among other things, ARRA requires us and other covered entities to report any unauthorized release or use of or access to PHI to any impacted individuals and to the U.S. Department of Health and Human Services in those instances where the unauthorized activity poses a significant risk of financial, reputational or other harm to the individuals, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI. ARRA also requires business associates to comply with certain HIPAA provisions. ARRA also establishes higher civil and criminal penalties for covered entities and business associates who fail to comply with HIPAA’s provisions and requires the U.S. Department of Health and Human Services to issue regulations implementing its privacy and security enhancements. We will continue to assess the impact of these regulations on us as they are issued.

State Regulation

Laws in each of the states (and Puerto Rico) in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations including: licensing requirements, policy language describing benefits, mandated benefits and processes, entry, withdrawal or re-entry into a state or market, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. The HMO, PPO, and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the statutory financial statements as of December 31, 2009, we maintained aggregate statutory capital and surplus of $3.6 billion in our state regulated subsidiaries, $1.2 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Other Investigations

We are also subject to various governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations are also conducted by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, and the Defense Contract Audit Agency. All of these activities could result in the loss of licensure or the right to participate in various programs, including a limitation on our ability to market or sell products, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

Any failure to manage administrative costs could hamper profitability.

The level of our administrative expenses impacts our profitability. While we proactively attempt to effectively manage such expenses, increases or decreases in staff-related expenses, additional investment in new products (including our opportunities in the Medicare programs), greater emphasis on small group and individual health insurance products, acquisitions, and implementation of regulatory requirements may occur from time to time.

There can be no assurance that we will be able to successfully contain our administrative expenses in line with our membership and this may result in a material adverse effect on our results of operations, financial position, and cash flows.

Any failure by us to manage acquisitions and other significant transactions successfully may have a material adverse effect on our results of operations, financial position, and cash flows.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. In 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, OSF Health Plans, Inc., Metcare Health Plans, Inc., and PHP Companies, Inc. (d/b/a Cariten Healthcare), and in late 2007, we acquired KMG America Corporation and CompBenefits Corporation. The failure to successfully integrate these entities and businesses or failure to produce results consistent with the financial model used in the analysis of the acquisition may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. We may also be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position, and cash flows.

If we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business may be adversely affected.

We contract with physicians, hospitals and other providers to deliver health care to our members. Our products encourage or require our customers to use these contracted providers. These providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner.

In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas may be adversely affected.

In some situations, we have contracts with individual or groups of primary care physicians for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members. This type of contract is referred to as a “capitation” contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events may have a material adverse effect on the provision of services to our members and our results of operations, financial position, and cash flows.

Our pharmacy business is highly competitive and subjects us to regulations in addition to those we face with our core health benefits businesses.

Our pharmacy business, opened in 2006, competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, and Internet companies as well as other mail-order and long-term care pharmacies. Our pharmacy business also subjects us to extensive federal, state and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed. Federal agencies further regulate our pharmacy operations. Pharmacies must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service, or USPS, has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations. In addition, we are subject to CMS rules regarding the administration of our PDP plans and intercompany pricing between our PDP plans and our pharmacy business.

We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, and the application of state laws related to the operation of internet and mail-services pharmacies. The failure to adhere to these laws and regulations may expose our pharmacy subsidiary to civil and criminal penalties.

Changes in the prescription drug industry pricing benchmarks may adversely affect our financial performance.

Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price, which is referred to as “AWP,” average selling price, which is referred to as “ASP,” and wholesale acquisition cost. Recent events have raised uncertainties as to whether payors, pharmacy providers, pharmacy benefit managers, or PBMs, and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. The DOJ is currently conducting, and the U.S. House of Representatives Commerce Committee has conducted, an investigation into the use of AWP for federal program payment, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. Adoption of ASP in lieu of AWP as the measure for determining payment by Medicare or Medicaid programs for the drugs sold in our mail-order pharmacy business may reduce the revenues and gross margins of this business which may result in a material adverse effect on our results of operations, financial position, and cash flows.

If we do not continue to earn and retain purchase discounts and volume rebates from pharmaceutical manufacturers at current levels, our gross margins may decline.

We have contractual relationships with pharmaceutical manufacturers or wholesalers that provide us with purchase discounts and volume rebates on certain prescription drugs dispensed through our mail-order and specialty pharmacies. These discounts and volume rebates are generally passed on to clients in the form of steeper price discounts. Changes in existing federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations relating to patent term extensions, and purchase discount and volume rebate arrangements with pharmaceutical manufacturers, may reduce the discounts or volume rebates we receive and materially adversely impact our results of operations, financial position, and cash flows.

Our ability to obtain funds from our subsidiaries is restricted.

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., our parent company. These subsidiaries generally are regulated by states’ Departments of Insurance. We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium generated. A significant increase in premium volume will require additional capitalization from our parent company. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. In addition, we normally notify the state Departments of Insurance prior to making payments that do not require approval. In the event that we are unable to provide sufficient capital to fund the obligations of Humana Inc., our results of operations, financial position, and cash flows may be materially adversely affected.

Downgrades in our debt ratings, should they occur, may adversely affect our business, results of operations, and financial condition.

Claims paying ability, financial strength, and debt ratings by recognized rating organizations are an increasingly important factor in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are an important factor in marketing our products to certain of our customers. Our 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. In addition, our debt ratings impact both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such.

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

We believe that some of our customers place importance on our credit ratings, and we may lose customers and compete less successfully if our ratings were to be downgraded. In addition, our credit ratings affect our ability to obtain investment capital on favorable terms. If our credit ratings were to be lowered, our cost of borrowing likely would increase, our sales and earnings could decrease and our results of operations, financial position, and cash flows may be materially adversely affected.

Changes in economic conditions may adversely affect our results of operations, financial position, and cash flows.

The U.S. economy continues to experience a period of recession and increased unemployment. We have closely monitored the impact that this volatile economy is having on our Commercial segment operations. Workforce reductions have caused corresponding membership losses in our fully-insured group business. Continued weakness in the U.S. economy, and any resulting increases in unemployment, may materially adversely affect our Commercial medical membership, results of operations, financial position, and cash flows.

Additionally, the continued weakness of the U.S. economy may adversely affect the budget of individual states and of the federal government. That could result in attempts to reduce payments in our federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs, and could result in an increase in taxes and assessments on our activities. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs which may have a material adverse effect on our results of operations, financial position, and cash flows.

In addition, general inflationary pressures may affect the costs of medical and other care, increasing the costs of claims expenses submitted to us.

The securities and credit markets may experience volatility and disruption, which may adversely affect our business.

Volatility or disruption in the securities and credit markets could impact our investment portfolio. We evaluate our investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For the purpose of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification. For debt securities held, we recognize an impairment loss in income when the fair value of the debt security is less than the carrying value and we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis, or if a credit loss has occurred. When we do not intend to sell a security in an unrealized loss position, potential other-than-temporary impairments are considered using variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. We continuously review our investment portfolios and there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than- temporary impairments may be recorded in future periods.

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, and to refinance or repay debt. However, continuing adverse securities and credit market conditions may significantly affect the availability of credit. While there is no assurance in the current economic environment, we have no reason to believe the lenders participating in our credit agreement will not be willing and able to provide financing in accordance with the terms of the agreement.

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

Over the past two years, the stock markets have experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have caused this volatility. Our stock price has fluctuated and may continue to materially fluctuate in response to a number of events and factors, including:

•	the potential for health care reform;

•	general economic conditions;

•	quarterly variations in operating results;

•	natural disasters, terrorist attacks and epidemics;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in our markets;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our credit ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves, and other financial strength requirements; and

•	limitations on our ability to repurchase our common stock.

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

We own or lease these principal operating facilities in addition to other administrative market offices and medical centers. We no longer operate most of these medical centers but, rather lease or sublease them to their provider operators. The following table lists the location of properties we owned or leased, including our principal operating facilities, at December 31, 2009:

	Medical Centers		Administrative Offices		Total
	Owned	Leased	Owned	Leased
Florida	11	58	—	64	133
Texas	—	—	2	34	36
Tennessee	—	—	—	24	24
Kentucky	—	—	9	9	18
Georgia	—	—	—	14	14
Ohio	—	—	—	13	13
South Carolina	—	—	8	5	13
Puerto Rico	—	—	—	12	12
Louisiana	—	—	—	10	10
Illinois	1	—	—	8	9
Wisconsin	—	—	1	8	9
Others	—	—	—	107	107

Total	12	58	20	308	398

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2009 and 2008:

	High	Low
Year Ended December 31, 2009
First quarter	$45.80	$18.77
Second quarter	$32.62	$25.46
Third quarter	$40.67	$28.28
Fourth quarter	$45.75	$35.91

Year Ended December 31, 2008
First quarter	$86.98	$40.88
Second quarter	$51.11	$39.77
Third quarter	$50.03	$37.27
Fourth quarter	$41.26	$24.56

Unregistered Sales of Equity Securities and Use of Proceeds

We maintain the Humana Retirement and Savings Plan and the Humana Puerto Rico 1165(e) Retirement Plan (which we refer to collectively as the Plans), each a qualified, combined retirement plan and 401(k) plan, for the benefit of our employees, through which participants can elect, among other investment choices, to purchase our common stock at market prices. Although none of the shares purchased by the Plans are purchased from us, but are purchased by a third party administrator on the open market, it is the position of the SEC that, because we sponsor the Plans, all of the securities offered pursuant to the Plans must be registered under the Securities Act of 1933. Based upon this interpretation, we recently determined that the number of shares of our common stock purchased by participants under the Humana Retirement and Savings Plan may have exceeded the number of shares registered under the registration statement covering the Plan, and shares purchased under the Humana Puerto Rico 1165(e) Retirement Plan may not have been registered. Since these purchases were made by a third party administrator on the open market, and not from us, we did not receive any proceeds from the sale of the shares pursuant to the Plans. We have filed registration statements on Form S-8 to register future sales of our common stock to participants in the Plans. We are in the process of determining any action we intend to take in light of this situation. These shares have always been treated as outstanding for financial reporting purposes, and we do not expect that the overall effect of this issuance of unregistered shares, including the exercise of any applicable rescission rights by participants in the Plans, will have a material impact on our results of operations, financial position, and cash flows. We may also be subject to monetary fines or other regulatory sanctions as provided under applicable securities laws.

b)	Holders of our Capital Stock

As of January 31, 2010, there were approximately 4,700 holders of record of our common stock and approximately 78,800 beneficial holders of our common stock.

c)	Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we currently plan to retain our earnings for future operations and growth of our businesses.

d)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

e)	Stock Performance

The following graph compares the performance of our common stock to the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Morgan Stanley Health Care Payer Index (“Peer Group”) for the five years ended December 31, 2009. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2004.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
HUM	$100	$183	$186	$254	$126	$148
S&P 500	$100	$103	$117	$121	$75	$92
Peer Group	$100	$137	$146	$170	$77	$118

f)	Issuer Purchases of Equity Securities

On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. During the year ended December 31, 2008, we repurchased 2.1 million shares in open market transactions for $92.8 million at an average price of $44.19. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. No shares were repurchased in 2008 or 2009 under the July 2008 authorization. The July authorization was set to expire on December 31, 2009. On December 10, 2009 (announced December 11, 2009), the Board of Directors renewed its $250 million authorization through December 31, 2011. Under this authorized share repurchase program, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. We have not yet repurchased any shares under the December 2009 authorization.

In connection with employee stock plans, we acquired 0.6 million common shares for $22.8 million and 0.2 million common shares for $13.3 million during the years ended December 31, 2009 and 2008, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

	2009	2008 (a)	2007 (b)	2006 (c)	2005 (d)
	(in thousands, except per common share results, membership and ratios)
Summary of Operations:
Revenues:
Premiums	$29,926,751	$28,064,844	$24,434,347	$20,729,182	$14,001,591
Administrative services fees	496,135	451,879	391,515	341,211	259,437
Investment income	296,317	220,215	314,239	291,880	142,976
Other revenue	241,211	209,434	149,888	54,264	14,123

Total revenues	30,960,414	28,946,372	25,289,989	21,416,537	14,418,127

Operating expenses:
Benefits	24,775,002	23,708,233	20,270,531	17,421,204	11,651,470
Selling, general and administrative	4,227,535	3,944,652	3,476,468	3,021,509	2,195,604
Depreciation and amortization	250,274	220,350	184,812	148,598	128,858

Total operating expenses	29,252,811	27,873,235	23,931,811	20,591,311	13,975,932

Income from operations	1,707,603	1,073,137	1,358,178	825,226	442,195
Interest expense	105,843	80,289	68,878	63,141	39,315

Income before income taxes	1,601,760	992,848	1,289,300	762,085	402,880
Provision for income taxes	562,085	345,694	455,616	274,662	106,150

Net income	$1,039,675	$647,154	$833,684	$487,423	$296,730

Basic earnings per common share	$6.21	$3.87	$5.00	$2.97	$1.83

Diluted earnings per common share	$6.15	$3.83	$4.91	$2.90	$1.79

Financial Position:
Cash and investments	$9,110,738	$7,185,865	$6,690,820	$5,347,454	$3,477,955
Total assets	14,153,494	13,041,760	12,879,074	10,098,486	6,846,851
Benefits payable	3,222,574	3,205,579	2,696,833	2,410,407	1,849,142
Debt	1,678,166	1,937,032	1,687,823	1,269,100	815,044
Stockholders’ equity	5,776,003	4,457,190	4,028,937	3,053,886	2,508,874
Key Financial Indicators:
Benefit ratio	82.8%	84.5%	83.0%	84.0%	83.2%
SG&A expense ratio	13.8%	13.7%	13.9%	14.3%	15.4%
Medical Membership by Segment:
Government:
Medicare Advantage	1,508,500	1,435,900	1,143,000	1,002,600	557,800
Medicare stand-alone PDP	1,927,900	3,066,600	3,442,000	3,536,600	—

Total Medicare	3,436,400	4,502,500	4,585,000	4,539,200	557,800

Military services insured	1,756,000	1,736,400	1,719,100	1,716,400	1,750,900
Military services ASO	1,278,400	1,228,300	1,146,800	1,163,600	1,138,200

Total military services	3,034,400	2,964,700	2,865,900	2,880,000	2,889,100

Medicaid insured	401,700	385,400	384,400	390,700	457,900
Medicaid ASO	—	85,700	180,600	178,400	—

Total Medicaid	401,700	471,100	565,000	569,100	457,900

Total Government	6,872,500	7,938,300	8,015,900	7,988,300	3,904,800

Commercial:
Fully-insured	1,839,500	1,978,800	1,808,600	1,754,200	1,999,800
ASO	1,571,300	1,642,000	1,643,000	1,529,600	1,171,000

Total Commercial	3,410,800	3,620,800	3,451,600	3,283,800	3,170,800

Total medical membership	10,283,300	11,559,100	11,467,500	11,272,100	7,075,600

Specialty Membership:
Dental	3,832,900	3,633,400	3,639,800	1,452,000	1,456,500
Vision	2,459,600	2,233,000	2,272,800	—	—
Other supplemental benefits	907,600	846,800	731,200	450,800	445,600

Total specialty membership	7,200,100	6,713,200	6,643,800	1,902,800	1,902,100

(a)	Includes the acquired operations of United Health Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business from April 30, 2008, the acquired operations of OSF Health Plans, Inc. from May 22, 2008, the acquired operations of Metcare Health Plans, Inc. from August 29, 2008, and the acquired operations of PHP Companies, Inc. (d/b/a Cariten Healthcare) from October 31, 2008.
(b)	Includes the acquired operations of DefenseWeb Technologies, Inc. from March 1, 2007, the acquired operations of CompBenefits Corporation from October 1, 2007, and the acquired operations of KMG America Corporation from November 30, 2007. Also includes the benefit of $68.9 million ($43.0 million after tax, or $0.25 per diluted share) related to our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years.
(c)	Includes the acquired operations of CHA Service Company from May 1, 2006.
(d)	Includes the acquired operations of CarePlus Health Plans of Florida from February 16, 2005, and the acquired operations of Corphealth, Inc. from December 20, 2005. Also includes expenses of $71.9 million ($44.8 million after tax, or $0.27 per diluted common share) for a class action litigation settlement, as well as expenses of $27.0 million ($16.9 million after tax, or $0.10 per diluted common share) related to Hurricane Katrina. These expenses were partially offset by the realization of a tax gain contingency of $22.8 million, or $0.14 per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2009 revenues of approximately $31.0 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of December 31, 2009, we had approximately 10.3 million members in our medical benefit plans, as well as approximately 7.2 million members in our specialty products.

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty products marketed to employer groups and individuals. When identifying our segments, we aggregated products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

Proposed Health Insurance Initiatives

The President of the United States and members of the U.S. Congress have proposed significant reforms to the U.S. health care system. In November 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act and in December 2009 the U.S. Senate passed The Patient Protection and Affordable Care Act, which we refer to collectively as the “Acts”. While there are significant differences between the two Acts, they include, for example, limiting Medicare Advantage payment rates, mandatory issuance of insurance coverage, requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk, stipulating annual rebates to enrollees if the amount of premium revenues expended on medical costs falls below prescribed ratios for group and individual health insurance coverage, and imposing new non-deductible taxes on health insurers increasing in the aggregate from $2 billion to $10 billion annually over ten years. In addition, certain members of Congress have proposed a single-payer health care system, a government health insurance option to compete with private plans, and other expanded public health care measures. Various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these initiatives and the numerous steps required to implement them, we cannot predict what health insurance initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on our business. However, legislative changes, if enacted, may have a material adverse affect on our results of operations, including lowering our Medicare payment rates and increasing our expenses associated with the non-deductible excise tax, financial position, including goodwill recoverability, and cash flows.

Government Segment

Our strategy and commitment to the Medicare programs has led to significant growth. Medicare Advantage membership increased to 1,508,500 members at December 31, 2009, up 72,600 members, or 5.1% from 1,435,900 members at December 31, 2008, primarily due to sales of preferred provider organization, or PPO products. Average Medicare Advantage membership increased 11.5% in 2009 compared to 2008, including the impact from the 2008 acquisitions of Cariten, Metcare, OSF, and SecureHorizons, discussed below. Likewise, Medicare Advantage premium revenues have increased 19.1% to $16.4 billion for 2009 from $13.8 billion for 2008. Recently the mix of sales has shifted increasingly to our network-based PPO offerings, which is particularly important given the enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Act, discussed more fully below. Medicare Advantage members enrolled in network-based products was approximately 63% at December 31, 2009 compared to 51% at December 31, 2008, with our PPO membership increasing 94.6% from December 31, 2008 to December 31, 2009. Medicare Advantage members enrolled in network-based products increased to approximately 71% in January 2010. We expect Medicare Advantage membership to increase by 240,000 to 260,000 members, or approximately 16% to 17%, in 2010.

Due to the enactment of the Act in July 2008, beginning in 2011, sponsors of Medicare Advantage Private Fee-For-Service, or PFFS, plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. We have 564,200 PFFS members, or approximately 37% of our total Medicare Advantage membership at December 31, 2009, down from 49% at December 31, 2008. Approximately 87% of our PFFS members at December 31, 2009 resided in geographies where we have developed a provider network and offer a networked plan. We are continuing to implement various operational and strategic initiatives, including further developing our networks and building network-based plan offerings to address the adequate network requirement. We anticipate these initiatives, together with certain counties’ exemption from the network requirement, to result in more than 95% of our PFFS members having the choice of remaining in a Humana plan in 2011.

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

We also offer Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. In order to offer these plans in a given year, in June of the preceding year we must submit bids to CMS for approval. During 2008, we experienced prescription drug claim expenses for our Medicare stand-alone PDPs that were higher than we had originally assumed in the bid that we submitted to CMS in June 2007. These higher claim levels for our Medicare stand-alone PDPs reflected a combination of several variances between our actuarial bid assumptions versus our experience. These variances resulted from, among other things, differences between the actuarial utilization assumptions (which are our attempts to predict members’ future utilization of drugs) in the bids for one of our plans versus our actual claims experience in 2008, as well as an increase in the percentage of higher cost members. These issues were addressed for 2009 based on enhancements made to our bid development and review processes. Our Medicare stand-alone PDP membership declined to 1,927,900 members at December 31, 2009, down 1,138,700 members, or 37.1%, from December 31, 2008, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience. These actions also resulted in a substantial decline in our stand-alone PDP benefit ratio for 2009 compared to 2008. We expect Medicare stand-alone PDP membership to decrease by 50,000 to 100,000 members, or approximately 3% to 5%, in 2010 as we continue to price and design benefits to correspond with our historical experience.

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

Our military services business primarily consists of the TRICARE South Region contract which covers benefits for healthcare services provided to beneficiaries through March 31, 2010. On December 16, 2009, we were notified by Department of Defense TRICARE Management Activity, or TMA, that it intends to exercise its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods would effectively extend the TRICARE South Region contract through March 31, 2011. In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. At this time, we are not able to determine what actions TMA will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award. For 2009, premiums and ASO fees associated with the TRICARE South Region contract were $3.4 billion, or 11.2% of our total premiums and ASO fees. We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at December 31, 2009, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Goodwill was not impaired at December 31, 2009.

Commercial Segment

Commercial segment pretax earnings, impacted by the economic recession and the highly competitive environment partially offset by higher investment income, decreased by $103.5 million, or 49.8%, for 2009 compared to 2008. Commercial segment medical membership at December 31, 2009 of 3,410,800 decreased 210,000 members, or 5.8% from December 31, 2008. The decline in membership primarily was a result of the impact of the economic recession, including the loss of two larger ASO accounts. The economic recession has led to increased in-group member attrition as employers reduce their workforce levels primarily through reductions of less experienced workers. As a result, we experienced higher utilization of benefits, mainly in our fully-insured group accounts, primarily due to the shift in the mix of members to an older workforce having more health care needs, as well as members utilizing more benefits ahead of actual or perceived layoffs, members seeking to maximize their benefits once their deductibles are met, and increased COBRA participation. The membership declines were partially offset by enrollment gains in our individual product, a strategic area of commercial growth. Individual membership at December 31, 2009 increased 13.0% from December 31, 2008. This increase in individual membership, together with administrative costs associated with increased business for our mail-order pharmacy, led to a higher Commercial segment SG&A expense ratio. We expect Commercial segment medical membership to decline by 160,000 to 180,000 members in 2010.

Financial Position

At December 31, 2009, cash, cash equivalents and our investment securities totaled $9.1 billion, or 64.4% of total assets, with 17.7% of the $9.1 billion invested in cash and cash equivalents. Investment securities consist of debt securities of investment-grade quality with an average credit rating by S&P of AA+ at December 31, 2009 and an average duration of approximately 4.5 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.8 years. We had $5.5 million of mortgage-backed securities associated with Alt-A or subprime loans at December 31, 2009 and no collateralized debt obligations.

Our net unrealized position improved $301.3 million from a net unrealized loss position of $229.9 million at December 31, 2008 to a net unrealized gain position of $71.4 million at December 31, 2009. Gross unrealized losses were $78.4 million at December 31, 2009 compared to $313.0 million at December 31, 2008. Gross unrealized gains were $149.8 million at December 31, 2009 compared to $83.2 million at December 31, 2008. All issuers of securities we own trading at an unrealized loss remain current on all contractual payments. We believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of December 31, 2009, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized costs basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of December 31, 2009.

During 2008, we recognized other-than-temporary impairments of $103.1 million of which $68.7 million resulted from investments in Lehman Brothers Holdings Inc., or Lehman, or its subsidiaries. Lehman and certain of its subsidiaries filed for bankruptcy protection in 2008. The other impairments primarily relate to declines in values of securities, primarily associated with the financial services industry. Of the $103.1 million, $48.5 million was allocated to the Government segment and $54.6 million was allocated to the Commercial segment. There were no material other-than-temporary impairments in 2009.

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

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, as well as to refinance or repay debt. Our long-term debt, consisting primarily of senior notes, of $1,678.2 million represented 22.5% of total capitalization at December 31, 2009, declining from 30.3% at December 31, 2008. The earliest maturity of our senior notes is in June 2016. We have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of December 31, 2009, there were no borrowings outstanding under this credit agreement.

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. In 2009, our subsidiaries paid dividends of $774.1 million to the parent compared to $296.0 million in 2008. In addition, the parent made capital contributions to our subsidiaries of $132.3 million in 2009 compared to $242.8 million in 2008.

Based on the statutory financial statements as of December 31, 2009, we maintained aggregate statutory capital and surplus of $3.6 billion in our state regulated subsidiaries, $1.2 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Other Highlights

•	Earnings increased 60.6% to $6.15 per diluted common share in 2009 from $3.83 per diluted common share in 2008, primarily reflecting substantially lower stand-alone PDP claims expenses.

•

Cash flows from operations increased $439.3 million to $1,421.6 million for the year ended December 31, 2009 compared to $982.3 million for the year ended December 31, 2008. The increase primarily resulted from increased earnings associated with lower stand-alone PDP prescription drug claims.

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

Comparison of Results of Operations for 2009 and 2008

Certain financial data for our two segments was as follows for the years ended December 31, 2009 and 2008:

	2009	2008	Change
			Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$16,413,301	$13,777,999	$2,635,302	19.1%
Medicare stand-alone PDP	2,327,418	3,380,400	(1,052,982)	(31.1)%

Total Medicare	18,740,719	17,158,399	1,582,320	9.2%
Military services	3,426,739	3,218,270	208,469	6.5%
Medicaid	646,195	591,535	54,660	9.2%

Total Government	22,813,653	20,968,204	1,845,449	8.8%

Fully-insured	6,185,158	6,169,403	15,755	0.3%
Specialty	927,940	927,237	703	0.1%

Total Commercial	7,113,098	7,096,640	16,458	0.2%

Total	$29,926,751	$28,064,844	$1,861,907	6.6%

Administrative services fees:
Government	$108,442	$85,868	$22,574	26.3%
Commercial	387,693	366,011	21,682	5.9%

Total	$496,135	$451,879	$44,256	9.8%

Income before income taxes:
Government	$1,497,606	$785,240	$712,366	90.7%
Commercial	104,154	207,608	(103,454)	(49.8)%

Total	$1,601,760	$992,848	$608,912	61.3%

Benefit ratios(a):
Government	83.5%	85.9%		(2.4)%
Commercial	80.6%	80.3%		0.3%

Total	82.8%	84.5%		(1.7)%

SG&A expense ratios(b):
Government	10.3%	10.6%		(0.3)%
Commercial	24.1%	22.4%		1.7%

Total	13.8%	13.7%		0.1%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses (SG&A) as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending membership was as follows at December 31, 2009 and 2008:

	2009	2008	Change
			Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,508,500	1,435,900	72,600	5.1%
Medicare stand-alone PDP	1,927,900	3,066,600	(1,138,700)	(37.1)%

Total Medicare	3,436,400	4,502,500	(1,066,100)	(23.7)%

Military services	1,756,000	1,736,400	19,600	1.1%
Military services ASO	1,278,400	1,228,300	50,100	4.1%

Total military services	3,034,400	2,964,700	69,700	2.4%

Medicaid	401,700	385,400	16,300	4.2%
Medicaid ASO	—	85,700	(85,700)	(100.0)%

Total Medicaid	401,700	471,100	(69,400)	(14.7)%

Total Government	6,872,500	7,938,300	(1,065,800)	(13.4)%

Commercial segment:
Fully-insured	1,839,500	1,978,800	(139,300)	(7.0)%
ASO	1,571,300	1,642,000	(70,700)	(4.3)%

Total Commercial	3,410,800	3,620,800	(210,000)	(5.8)%

Total medical membership	10,283,300	11,559,100	(1,275,800)	(11.0)%

Specialty Membership:
Commercial segment(a)	7,200,100	6,713,200	486,900	7.3%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $1,039.7 million, or $6.15 per diluted common share, in 2009 compared to $647.2 million, or $3.83 per diluted common share, in 2008. The year-over-year increase primarily reflects higher operating earnings in our Government segment as a result of significantly lower prescription drug claims expenses associated with our Medicare stand-alone PDP products.

Premium Revenues and Medical Membership

Premium revenues increased $1.8 billion, or 6.6%, to $29.9 billion for 2009, compared to $28.1 billion for 2008 primarily due to higher premium revenues in the Government segment. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $1.8 billion, or 8.8%, to $22.8 billion for 2009 compared to $21.0 billion for 2008 primarily attributable to higher average Medicare Advantage membership and an increase in per member premiums partially offset by a decrease in our Medicare stand-alone PDP membership.

Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average Medicare Advantage membership increased 11.5% in 2009 compared to 2008, including the impact from the 2008 acquisitions of Cariten, Metcare, OSF, and SecureHorizons, discussed previously. Sales of our PPO products drove the majority of the 72,600 increase in Medicare Advantage members since December 31, 2008. Medicare Advantage per member premiums increased 6.8% during 2009 compared to 2008 reflecting the effect of introducing member premiums for most of our Medicare Advantage products. Medicare stand-alone PDP premium revenues decreased $1.1 billion, or 31.1%, during 2009 compared to 2008 primarily due to a 1,138,700, or 37.1%, decrease in PDP membership since December 31, 2008, principally resulting from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Commercial segment premium revenues increased $16.5 million, or 0.2%, to $7.1 billion for 2009 primarily due to the acquisitions of OSF and Cariten in the second and fourth quarters of 2008, respectively, and an increase in per member premiums, substantially offset by a decline in fully-insured membership. Per member premiums for fully-insured group accounts increased 5.0% during 2009 compared to 2008. Fully-insured membership decreased 7.0%, or 139,300 members, to 1,839,500 at December 31, 2009 compared to 1,978,800 at December 31, 2008 primarily due to the impact of the economic recession which has led to increased in-group member attrition as employers reduce their workforce levels.

Administrative Services Fees

Our administrative services fees were $496.1 million for 2009, an increase of $44.2 million, or 9.8%, from $451.9 million for 2008, primarily due to an increase in per member fees, partially offset by a decline in Commercial ASO membership, primarily isolated to the loss of two larger ASO accounts.

Investment Income

Investment income totaled $296.3 million for 2009, an increase of $76.1 million from $220.2 million for 2008 primarily reflecting net realized losses in 2008 of $79.4 million compared to net realized gains of $19.5 million in 2009. Net realized losses in 2008 primarily resulted from other-than-temporary impairments in our investment and securities lending portfolios of $103.1 million. Excluding the change associated with net realized gains/losses, investment income decreased primarily due to lower interest rates, partially offset by higher average invested balances as a result of the reinvestment of operating cash flow.

Other Revenue

Other revenue totaled $241.2 million for 2009, an increase of $31.8 million from $209.4 million for 2008. The increase primarily was attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expenses

Consolidated benefit expense was $24.8 billion for 2009, an increase of $1.1 billion, or 4.5%, from $23.7 billion for 2008. The increase primarily was driven by an increase in Government segment benefit expense, as described below.

The consolidated benefit ratio for 2009 was 82.8%, a 170 basis point decrease from 84.5% for 2008. The decrease primarily was attributable to a decrease in the Government segment benefit ratio as described below.

The Government segment’s benefit expenses increased $1.0 billion, or 5.7%, during 2009 compared to 2008 primarily due to an increase in the average number of Medicare Advantage members and the impact from the acquisitions of Cariten, Metcare, OSF, and SecureHorizons. The Government segment’s benefit ratio for 2009 was 83.5%, a 240 basis point decrease from 2008 of 85.9%, primarily driven by a 320 basis point decline in the Medicare benefit ratio. The decline in the Medicare benefit ratio primarily resulted from a substantial decline in Medicare stand-alone PDP benefit expenses as a result of our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

The Commercial segment’s benefit expenses increased $36.3 million, or 0.6%, during 2009 compared to 2008 primarily due to the OSF and Cariten acquisitions in the second and fourth quarters of 2008, respectively. The benefit ratio for the Commercial segment of 80.6% for 2009 increased 30 basis points from the 2008 benefit ratio of 80.3%, primarily reflecting higher utilization associated with the general economy and the highly competitive environment, as well as the impact of the H1N1 virus, partially offset by an increase in per member premiums. We experienced higher utilization of benefits in our fully-insured group accounts as in-group attrition, primarily as a result of reductions of less experienced workers, has led to a shift in the mix of members to an older workforce having more health care needs, as well as members utilizing more benefits ahead of actual or perceived layoffs, members seeking to maximize their benefits once their deductibles are met, and increased COBRA participation.

SG&A Expense

Consolidated SG&A expenses increased $282.9 million, or 7.2%, during 2009 compared to 2008. The increase primarily resulted from an increase in the average number of our employees due to the Medicare growth and higher average individual product membership. The average number of our employees increased 1,600 to 28,500 for 2009 from 26,900 for 2008, or 5.9%.

The consolidated SG&A expense ratio for 2009 was 13.8%, increasing 10 basis points from 13.7% for 2008 primarily due to an increase in the Commercial segment SG&A expense ratio as discussed below. The consolidated SG&A expense ratio is expected to decrease to a range of 13.0% to 13.5% for 2010 from efforts to realign our cost structure.

Our Government and Commercial segments incur both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $137.0 million, or 6.2%, during 2009 compared to 2008. The Government segment SG&A expense ratio decreased 30 basis points from 10.6% for 2008 to 10.3% for 2009. The decrease primarily resulted from efficiency gains associated with servicing higher average Medicare Advantage membership. For example, during 2009 we transitioned the recently acquired OSF and Metcare members into our primary Medicare service platform and eliminated the cost of having duplicate platforms.

Commercial segment SG&A expenses increased $145.9 million, or 8.5%, during 2009 compared to 2008. The Commercial segment SG&A expense ratio increased 170 basis points from 22.4% for 2008 to 24.1% for 2009. The increase primarily was due to administrative costs associated with increased business for our mail-order pharmacy and higher average individual product membership. Average individual product membership increased 17.6% during 2009 compared to 2008. Individual accounts bear a higher SG&A expense ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for 2009 totaled $250.3 million compared to $220.4 million for 2008, an increase of $29.9 million, or 13.6%, primarily reflecting depreciation expense associated with capital expenditures since December 31, 2008.

Interest Expense

Interest expense was $105.8 million for 2009, compared to $80.3 million for 2008, an increase of $25.5 million, primarily due to higher interest rates and higher average outstanding debt. In the second quarter of 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038, the proceeds of which were used for the repayment of the outstanding balance under our credit agreement. The weighted average effective interest rate for all of our long-term debt was 5.97% for 2009 and 4.73% for 2008.

Income Taxes

Our effective tax rate for 2009 of 35.1% compared to the effective tax rate of 34.8% for 2008. The increase was due to a lower proportion of tax exempt investment income to pretax income substantially offset by the reduction of the $16.8 million liability for unrecognized tax benefits in the first quarter of 2009 as a result of audit settlements. See Note 10 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate. We expect the 2010 effective tax rate to be approximately 36.0%.

Comparison of Results of Operations for 2008 and 2007

Certain financial data for our two segments was as follows for the years ended December 31, 2008 and 2007:

	2008	2007	Change
			Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$13,777,999	$11,173,417	$2,604,582	23.3%
Medicare stand-alone PDP	3,380,400	3,668,425	(288,025)	(7.9)%

Total Medicare	17,158,399	14,841,842	2,316,557	15.6%
Military services	3,218,270	2,839,790	378,480	13.3%
Medicaid	591,535	555,594	35,941	6.5%

Total Government	20,968,204	18,237,226	2,730,978	15.0%

Fully-insured	6,169,403	5,663,000	506,403	8.9%
Specialty	927,237	534,121	393,116	73.6%

Total Commercial	7,096,640	6,197,121	899,519	14.5%

Total	$28,064,844	$24,434,347	$3,630,497	14.9%

Administrative services fees:
Government	$85,868	$73,659	$12,209	16.6%
Commercial	366,011	317,856	48,155	15.1%

Total	$451,879	$391,515	$60,364	15.4%

Income before income taxes:
Government	$785,240	$1,027,531	$(242,291)	(23.6)%
Commercial	207,608	261,769	(54,161)	(20.7)%

Total	$992,848	$1,289,300	$(296,452)	(23.0)%

Benefit ratios(a):
Government	85.9%	83.8%		2.1%
Commercial	80.3%	80.5%		(0.2)%

Total	84.5%	83.0%		1.5%

SG&A expense ratios(b):
Government	10.6%	11.2%		(0.6)%
Commercial	22.4%	21.5%		0.9%

Total	13.7%	13.9%		(0.2)%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses (SG&A) as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending membership was as follows at December 31, 2008 and 2007:

	2008	2007	Change
			Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,435,900	1,143,000	292,900	25.6%
Medicare stand-alone PDP	3,066,600	3,442,000	(375,400)	(10.9)%

Total Medicare	4,502,500	4,585,000	(82,500)	(1.8)%

Military services	1,736,400	1,719,100	17,300	1.0%
Military services ASO	1,228,300	1,146,800	81,500	7.1%

Total military services	2,964,700	2,865,900	98,800	3.4%

Medicaid	385,400	384,400	1,000	0.3%
Medicaid ASO	85,700	180,600	(94,900)	(52.5)%

Total Medicaid	471,100	565,000	(93,900)	(16.6)%

Total Government	7,938,300	8,015,900	(77,600)	(1.0)%

Commercial segment:
Fully-insured	1,978,800	1,808,600	170,200	9.4%
ASO	1,642,000	1,643,000	(1,000)	(0.1)%

Total Commercial	3,620,800	3,451,600	169,200	4.9%

Total medical membership	11,559,100	11,467,500	91,600	0.8%

Specialty Membership:
Commercial segment(a)	6,713,200	6,643,800	69,400	1.0%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

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

Commercial segment premium revenues increased $0.9 billion, or 14.5%, to $7.1 billion for 2008 primarily due to our specialty product offerings, including dental, vision, and other supplemental health and life products, as a result of the CompBenefits and KMG acquisitions in the fourth quarter of 2007, as well as strategic line-of-business organic growth. Our fully-insured membership increased 9.4%, or 170,200 members, to 1,978,800 at December 31, 2008 compared to 1,808,600 at December 31, 2007. Excluding 83,100 fully-insured members added with the acquisitions of Cariten and OSF, the increase primarily was due to membership gains in Smart products and other consumer offerings, individual, and small group product lines.

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

The Government segment’s benefit expenses increased $2.7 billion, or 17.9%, during 2008 compared to 2007 primarily due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for 2008 was 85.9%, a 210 basis point increase from 2007 of 83.8% primarily due to a higher Medicare stand-alone PDP benefit ratio from higher prescription drug utilization and an increase in the percentage of higher cost members in our Medicare stand-alone prescription drug plans.

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

Income Taxes

Our effective tax rate for 2008 of 34.8% compared to the effective tax rate of 35.3% for 2007. The decrease primarily was due to a lower combined state income tax rate and a greater proportion of tax-exempt investment income to total pretax income in 2008. See Note 10 to the consolidated financial statements included in Item 8.— Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

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

Cash and cash equivalents decreased to $1,613.6 million at December 31, 2009 from $1,970.4 million at December 31, 2008. The change in cash and cash equivalents for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$1,421,582	$982,310	$1,224,262
Net cash used in investing activities	(1,859,261)	(498,324)	(1,845,391)
Net cash provided by (used in) financing activities	80,844	(554,016)	921,278

(Decrease) increase in cash and cash equivalents	$(356,835)	$(70,030)	$300,149

Cash Flow from Operating Activities

The change in operating cash flows over the three year period primarily results from the corresponding change in earnings. Our 2008 operating cash flows and earnings were impacted by significantly higher prescription drug claim payments for our Medicare stand-alone PDPs as discussed previously.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at December 31, 2009, 2008 and 2007:

	2009	2008	2007	Change
				2009	2008
	(in thousands)
Military services:
Base receivable	$451,248	$436,009	$404,570	$15,239	$31,439
Change orders	2,024	6,190	5,168	(4,166)	1,022

Military services subtotal	453,272	442,199	409,738	11,073	32,461
Medicare	238,056	232,608	137,345	5,448	95,263
Commercial and other	183,124	164,035	126,718	19,089	37,317
Allowance for doubtful accounts	(50,832)	(49,160)	(68,260)	(1,672)	19,100

Total net receivables	$823,620	$789,682	$605,541	33,938	184,141

Reconciliation to cash flow statement:
Provision for doubtful accounts				19,054	5,398
Receivables from acquisition				6,974	(36,646)

Change in receivables per cash flow statement resulting in cash from operations				$59,966	$152,893

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $15.2 million and $31.4 million increase in base receivables for 2009 as compared to 2008 and 2008 as compared to 2007, respectively, and the $47.9 million decrease in base receivables for 2007 as compared to 2006.

Medicare receivables increased $5.4 million in 2009 as compared to 2008 and $95.3 million for 2008 as compared to 2007, and decreased $6.5 million for 2007 as compared to 2006. Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

The detail of benefits payable was as follows at December 31, 2009, 2008 and 2007:

	2009	2008	2007	Change
				2009	2008
	(in thousands)
IBNR(1)	$1,902,700	$1,851,047	$1,695,088	$51,653	$155,959
Military services benefits payable(2)	279,195	306,797	341,372	(27,602)	(34,575)
Reported claims in process(3)	357,718	486,514	253,054	(128,796)	233,460
Other benefits payable(4)	682,961	561,221	407,319	121,740	153,902

Total benefits payable	$3,222,574	$3,205,579	$2,696,833	16,995	508,746

Reconciliation to cash flow statement:
Benefits payable from acquisition				—	(96,021)

Change in benefits payable in cash flow statement resulting in cash from operations				$16,995	$412,725

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable in 2009 primarily was due to an increase in amounts owed to providers under capitated and risk sharing arrangements as well as an increase in IBNR, both primarily as a result of Medicare Advantage membership growth, partially offset by a decrease in the amount of processed but unpaid claims, including pharmacy claims, which fluctuate due to month-end cutoff. The increase in benefits payable in 2008 and 2007 primarily was due to the increase in IBNR from growth in Medicare Advantage members and, to a lesser extent, benefit claims inflation, an increase in the amount of processed but unpaid claims, including pharmacy claims, which fluctuate due to month-end cutoff, and an increase in amounts owed to providers under capitated and risk sharing arrangements from Medicare Advantage membership growth.

In addition to the timing of receipts for premiums and ASO fees and payments of benefit expenses, other working capital items impacting operating cash flows over the past three years primarily resulted from changes in the timing of collections of pharmacy rebates as well as the Medicare Part D risk corridor provisions of our contracts with CMS.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $1,975.2 million in 2009, $685.5 million in 2008, and $430.1 million in 2007. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $185.5 million in 2009, $261.6 million in 2008, and $239.2 million in 2007. Increased capital spending in 2008 included expenditures associated with constructing a new data center building and mail-order pharmacy warehouse and capital spending in 2007 included the purchase of three medical centers which were previously leased in South Florida. Excluding acquisitions, we expect total capital expenditures in 2010 of approximately $200 million. Cash consideration paid for acquisitions, net of cash acquired, of $422.9 million in 2008 and $493.5 million in 2007 primarily related to the SecureHorizons, OSF, and Cariten acquisitions in 2008 and the CompBenefits and KMG acquisitions in 2007.

Cash Flow from Financing Activities

In 2009, net borrowings under our credit agreement decreased $250.0 million primarily from the repayment of amounts borrowed to fund the acquisition of Cariten. During 2008, the net repayment of $550 million under our credit agreement primarily related to amounts repaid from the issuance of $750 million in senior notes offset by the $250 million financing of the Cariten acquisition. Net borrowings of $350 million under our credit agreement during 2007 primarily related to the financing of the CompBenefits and KMG acquisitions.

In June 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. Our net proceeds, reduced for the original issue discount and cost of the offering, were $742.6 million. We used the net proceeds from the offering for the repayment of the outstanding balance under our credit agreement.

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $493.5 million higher than claims payments during 2009, $188.7 million higher than claim payments during 2008, and $185.1 million less than claims payments during 2007. See Note 2 to the consolidated financial statements included in Item 8.-Financial Statements and Supplementary Data for further description.

In exchange for terminating interest-rate swap agreements in 2008, we received cash of $93.0 million.

The remainder of the cash used in or provided by financing activities in 2009, 2008, and 2007 primarily resulted from the change in the securities lending payable, common stock repurchases, proceeds from stock option exercises, and the excess tax benefit from stock compensation. The decrease in securities lending since 2007 resulted from lower margins earned under the program. During 2009, there were no repurchases of common shares under the stock repurchase plan authorized by the Board of Directors. During 2008, we repurchased 2.1 million common shares for $92.8 million under the stock repurchase plan authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $22.8 million in 2009, $13.3 million in 2008, and $27.4 million in 2007.

Future Sources and Uses of Liquidity

Stock Repurchase Plan

On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. During the year ended December 31, 2008, we repurchased 2.1 million shares in open market transactions for $92.8 million at an average price of $44.19. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. No shares were repurchased in 2008 or 2009 under the July 2008 authorization. The July authorization was set to expire on December 31, 2009. On December 10, 2009 (announced December 11, 2009), the Board of Directors renewed its $250 million authorization through December 31, 2011. Under this authorized share repurchase program, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. We have not yet repurchased any shares under the December 2009 authorization.

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $3,387.9 million at December 31, 2009 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $5,776.0 million and a leverage ratio of 0.8:1, as measured in accordance with the credit agreement as of December 31, 2009.

At December 31, 2009, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $3.5 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of December 31, 2009, we had $996.5 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.5 million at December 31, 2009 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $1.4 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2009 was BBB- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1.9 million, up to a maximum 100 basis points, or annual interest expense by $7.5 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company increased $415.1 million to $665.6 million at December 31, 2009 compared to $250.5 million at December 31, 2008. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. During 2009, our subsidiaries paid dividends of $774.1 million to the parent compared to $296.0 million in 2008 and $377.0 million in 2007. In addition, the parent made capital contributions to our subsidiaries of $132.3 million in 2009 compared to $242.8 million in 2008 and $307.3 million in 2007.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the statutory financial statements as of December 31, 2009, we maintained aggregate statutory capital and surplus of $3.6 billion in our state regulated subsidiaries, $1.2 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2009 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt	$1,587,528	$540	$614	$291	$1,586,083
Interest(1)	1,311,551	111,734	222,109	220,073	757,635
Operating leases(2)	598,913	133,634	218,684	136,415	110,180
Purchase obligations(3)	139,369	65,879	57,808	15,682	—
Future policy benefits payable and other long-term liabilities(4)	1,484,989	45,656	219,446	133,645	1,086,242

Total	$5,122,350	$357,443	$718,661	$506,106	$3,540,140

(1)	Interest includes the estimated contractual interest payments under our debt agreements.
(2)	We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2019. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.
(3)	Purchase obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(4)	Includes future policy benefits payable ceded to third parties through 100% coinsurance agreements as more fully described in Note 18 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We expect the assuming reinsurance carriers to fund these obligations and reflected these amounts as reinsurance recoverables included in other long-term assets on our consolidated balance sheet. Amounts payable in less than one year are included in trade accounts payable and accrued expenses in the consolidated balance sheet.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we are not involved in any SPE transactions.

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

Related Parties

No related party transactions had a material effect on our results of operations, financial position, or cash flows. Certain related party transactions not having a material effect are discussed in our Proxy Statement for the meeting to be held April 20, 2010—see “Certain Transactions with Management and Others.”

Government Contracts

Our Medicare business, which accounted for approximately 62% of our total premiums and ASO fees for the year ended December 31, 2009, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2010.

CMS is continuing to perform audits of selected Medicare Advantage plans of various companies to validate the provider coding practices and resulting economics under the actuarial risk-adjustment model used to calculate the individual member capitation paid to Medicare Advantage plans. Several Humana contracts have been selected by CMS for audit and we expect that CMS will continue conducting audits for the 2007 contract year and beyond.

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

CMS has not formally announced its audit payment adjustment methodology, nor has CMS formally indicated whether the audit payment adjustment methodology will be based on a comparison to original Medicare coding accuracy. CMS has further indicated that it may make retroactive contract-level payment adjustments. Any such payment adjustments could occur as early as 2010, and could be effected prior to our, or other Medicare Advantage plans, having the opportunity to appeal audit findings or the underlying payment adjustment methodology. We continue to work with CMS and our industry group to submit comments to CMS regarding its proposed audit and appeals process, which CMS has published in a proposed rule and has referenced in informal guidance documents. We are unable to estimate the financial impact of any audits that may be conducted related to 2007 revenue and beyond or whether any findings would cause a change to our method of estimating future premium revenue in bid submissions made to CMS for future contract years, or compromise premium rate assumptions made in our bids for prior contract years. At this time, we do not know whether CMS will require payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using its method of extrapolating findings to the entire contract. However, if CMS requires payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using a method of extrapolating findings to the entire contract, and if we are unable to obtain any relief preventing the payment adjustments from being implemented, we believe that such adjustments would have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2009, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Health Insurance Administration, or PRHIA, for the East and Southeast regions were extended through December 31, 2009 with no change in terms. The PRHIA has confirmed its intention to extend the current contracts until June 30, 2010, with no changes in terms, and is in the process of executing such extensions.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2009, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired March 31, 2009. Through an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, an additional one-year option period, the sixth option period, which runs from April 1, 2009 through March 31, 2010, was exercised by the government. The Amendment also provides for two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the seventh and eighth option periods is at the government’s option. On December 16, 2009, we were notified by TMA that it intends to exercise its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods would effectively extend the TRICARE South Region contract through March 31, 2011. The contract’s transition provisions require the continuation of certain activities, primarily claims processing, during a wind-down period lasting approximately six months following the expiration date. Claims incurred on or prior to the expiration date would continue to be processed during the wind-down period under the terms existing prior to the expiration date.

As required under the current contract, the target underwritten health care cost and underwriting fee amounts for each option period are negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the GAO in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. At this time, we are not able to determine what actions TMA will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

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

Benefit Expense Recognition

Benefit expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2009	Percentage of Total	December 31, 2008	Percentage of Total
	(dollars in thousands)
IBNR	$1,902,700	59.0%	$1,851,047	57.7%
Reported claims in process	357,718	11.1%	486,514	15.2%
Other benefits payable	682,961	21.2%	561,221	17.5%

Benefits payable, excluding military services	2,943,379	91.3%	2,898,782	90.4%
Military services benefits payable	279,195	8.7%	306,797	9.6%

Total benefits payable	$3,222,574	100.0%	$3,205,579	100.0%

Military services benefits payable primarily consists of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government as more fully described in Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. This amount is generally offset by a corresponding receivable due from the federal government, as more fully-described on page 48.

Estimating IBNR is complex and involves a significant amount of judgment. Changes in this estimate can materially affect, either favorably or unfavorably, our results of operations and overall financial position. Accordingly, it represents a critical accounting estimate. Most benefit claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”. As such, we expect that substantially all of the December 31, 2009 estimate of benefits payable will be known and paid during 2010.

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

We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and weekday seasonality.

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Changes in claim processes, including receipt cycle times, claim inventory levels, recoveries of overpayments, outsourcing, system conversions, and processing disruptions due to weather or other events affect views regarding the reasonable choice of completion factors. The receipt cycle time measures the average length of time between when a medical claim was initially incurred and when the claim form was received. Increased electronic claim submissions from providers have decreased the receipt cycle time over the last few years. For example, the average receipt cycle time has decreased from 15.6 days in 2007 to 14.0 days in 2009 which represents a 10.3% reduction in cycle time over the three year period. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claim may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required.

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2009 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in thousands)
1.10%	$(147,656)	(5.50)%	$(250,189)
1.00%	$(134,232)	(4.25)%	$(193,328)
0.90%	$(120,809)	(3.50)%	$(159,211)
0.80%	$(107,386)	(2.75)%	$(125,095)
0.70%	$(93,963)	(2.00)%	$(90,978)
0.60%	$(80,539)	(1.25)%	$(58,861)
0.50%	$(67,116)	0.00%	$—

(a)	Reflects estimated potential changes in benefits payable at December 31, 2009 caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in benefits payable at December 31, 2009 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.
(c)	The factor change indicated represents the percentage point change.

The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefit expenses as well as adjustments to prior year estimated accruals.

	2009	2008	2007
	(in thousands)
Balances at January 1	$2,898,782	$2,355,461	$1,979,733
Acquisitions	—	96,021	41,029
Incurred related to:
Current year	21,934,973	21,092,135	18,015,247
Prior years	(252,756)	(268,027)	(242,922)

Total incurred	21,682,217	20,824,108	17,772,325

Paid related to:
Current year	(19,572,740)	(18,579,247)	(15,847,574)
Prior years	(2,064,880)	(1,797,561)	(1,590,052)

Total paid	(21,637,620)	(20,376,808)	(17,437,626)

Balances at December 31	$2,943,379	$2,898,782	$2,355,461

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

	Favorable Development by Changes in Key Assumptions
	2009		2008		2007
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in thousands)
Trend factors	$(151,171)	(3.5)%	$(175,268)	(5.2)%	$(124,957)	(4.3)%
Completion factors	(101,585)	0.8%	(92,759)	1.0%	(63,985)	0.8%
Medicare Part D reconciliation	—	n/a	—	n/a	(53,980)	n/a

Total	$(252,756)		$(268,027)		$(242,922)

(a)	The factor change indicated represents the percentage point change.

As summarized in the table above, the majority of the favorable development resulted from trend factors for the most recent three months ultimately being lower than originally estimated for each of the years presented. Some of the more significant factors that drove the actual trend factors lower than the originally estimated trends over the last three years include lower than originally estimated utilization of hospital and physician services for both our Commercial and Medicare lines of business, as well as rapid growth in our Medicare Advantage and Commercial high deductible products in new geographic areas which resulted in more limited historical information from which to base trend rate estimates.

Additionally, actual completion factors ultimately were higher than our original completion factors used to establish reserves at December 31, 2008, 2007, and 2006, which were based upon historical patterns. This increase in completion factor percentage primarily resulted from a shortening of the cycle time associated with provider claim submissions and improved claim recovery patterns associated with system and process changes.

Finally, first-year Medicare Part D enrollment and eligibility issues during 2006 led to actual claim settlements with other health plans and various state governments during 2007 for amounts less than originally estimated. Similar adjustments in 2009 and 2008 were not significant due to a lower volume of new enrollees and subsequent improvements in the program’s enrollment process.

We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2009 estimates would fall towards the middle of the ranges previously presented in our sensitivity table, as has occurred in previous years.

Benefit expenses associated with military services and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Military services	$3,019,655	$2,819,787	$2,481,814
Future policy benefits	73,130	64,338	16,392

Total	$3,092,785	$2,884,125	$2,498,206

Our TRICARE contract contains provisions whereby the federal government bears a substantial portion of the risk of financing health benefits. The federal government both reimburses us for our cost of providing health benefits and bears responsibility for 80% of any variance from the annual target health care cost and actual health care cost as more fully described beginning on page 61. Therefore, the impact on our income from operations from changes in estimate for TRICARE benefits payable is reduced substantially by corresponding adjustments to revenues. The net decrease to income from operations as determined retrospectively, after giving consideration to claim development occurring in the current period, was approximately $7.8 million for 2008 and $13.7 million for 2007. The impact from changes in estimates for 2009 is not yet determinable as the amount of prior period development recorded in 2010 will change as our December 31, 2009 benefits payable estimate develops throughout 2010.

Future policy benefits payable of $1,193.0 million and $1,164.8 million at December 31, 2009 and 2008, respectively, represent liabilities for long-duration insurance policies including long-term care, health, and life insurance policies and annuities sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. The basis for the liability for future policy benefits is established at the time each contract is acquired and would only change if our experience deteriorates to the point the level of the liability is not adequate to provide for future policy benefits. Future policy benefits payable include $571.9 million at December 31, 2009 and $503.2 million at December 31, 2008 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. We filed and received approval for certain state premium rate increases in 2009 and continue to expect to file for premium rate increases for additional states in 2010. To the extent premium rate increases and/or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required. In addition, future policy benefits payable include amounts of $225.0 million at December 31, 2009 and $232.0 million at December 31, 2008 which are subject to 100% coinsurance agreements as more fully described in Note 18 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.

As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. The amount of redundancy over the last three years primarily has been impacted by the growth in our Medicare business, coupled with the application of consistent reserving practices. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for benefits payable.

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

Premium revenues and ASO fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for estimated changes in an employer’s enrollment and individuals that ultimately may fail to pay. Enrollment changes not yet processed or not yet reported by an employer group or the government, also known as retroactive membership adjustments, are estimated based on available data and historical trends. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.

We bill and collect premium and administrative fee remittances from employer groups and members in our Medicare and individual products monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

Medicare Part D Provisions

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts for providing prescription drug insurance coverage. We recognize premium revenues for providing this insurance coverage ratably over the term of our annual contract. Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. In addition, we receive and disburse amounts for portions of prescription drug costs for which we are not at risk, as described more fully below.

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

The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. In 2009, we received net proceeds of $59.6 million related to our reconciliation with CMS regarding the 2008 Medicare Part D risk corridor provisions compared to our estimate of $55.4 million at December 31, 2008. In 2008, we paid $78.7 million related to our reconciliation with CMS regarding the 2007 Medicare Part D risk corridor provisions compared to our estimate of $102.6 million at December 31, 2007. The net liability associated with the 2009 risk corridor estimate, which will be settled in 2010, was $144.6 million at December 31, 2009.

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or benefit expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period. Gross financing receipts were $2,354.2 million and gross financing withdrawals were $1,860.7 million during 2009. CMS subsidy activity recorded to the consolidated balance sheets at December 31, 2009 was $11.7 million to other current assets and $402.9 million to trade accounts payable and accrued expenses.

In order to allow plans offering enhanced benefits the maximum flexibility in designing alternative prescription drug coverage, CMS provided a demonstration payment option in lieu of the reinsurance subsidy for plans offering enhanced coverage, or coverage beyond CMS’s defined standard benefits. The demonstration payment option is an arrangement in which CMS pays a capitation amount to a plan for assuming the government’s portion of prescription drug costs in the catastrophic layer of coverage. The capitation amount represents a fixed monthly amount per member to provide prescription drug coverage in the catastrophic layer. We chose the demonstration payment option for some of our plans that offer enhanced coverage over the last three years and in 2010. This capitation amount, derived from our annual bid submissions, is recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program.

Medicare Risk-Adjustment Provisions

CMS has implemented a risk-adjustment model which apportions premiums paid to all health plans according to health severity. The CMS risk-adjustment model pays more for members with predictably higher costs, as described in Item 1.—Business beginning on page 5. Under this risk-adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We generally rely on providers to appropriately document all medical data including risk-adjustment data in their medical records and appropriately code their claim submissions, which we generally send to CMS within prescribed deadlines. We estimate risk-adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS.

Military services

In 2009, military services revenues represented approximately 12% of total premiums and administrative services fees. Military services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense. The single TRICARE contract for the South Region includes multiple revenue generating activities. We allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed.

The TRICARE South Region contract contains provisions whereby the federal government bears a substantial portion of the risk associated with financing the cost of health benefits. Annually, we negotiate a target health care cost amount, or target cost, with the federal government and determine an underwriting fee. Any variance from the target cost is shared. We earn more revenue or incur additional costs based on the variance of actual health care costs versus the negotiated target cost. We receive 20% for any cost underrun, subject to a ceiling that limits the underwriting profit to 10% of the target cost. We pay 20% for any cost overrun, subject to a floor that limits the underwriting loss to negative 4% of the target cost. A final settlement occurs 12 to 18 months after the end of each contract year to which it applies. We defer the recognition of any revenues for favorable contingent underwriting fee adjustments related to cost underruns until the amount is determinable and the collectibility is reasonably assured. We estimate and recognize unfavorable contingent underwriting fee adjustments related to cost overruns currently in operations as an increase in benefit expenses. We continually review these benefit expense estimates of future payments to the government for cost overruns and make necessary adjustments to our reserves.

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

Investment Securities

Investment securities totaled $7,497.2 million, or 53% of total assets at December 31, 2009, and $5,215.4 million, or 40% of total assets at December 31, 2008. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2009 and over 99% of this investment portfolio at December 31, 2008. The fair value of debt securities were as follows at December 31, 2009 and 2008:

	December 31, 2009	Percentage of Total	December 31, 2008	Percentage of Total
	(dollars in thousands)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,009,352	13.5%	$599,898	11.5%
Mortgage-backed securities	1,688,663	22.5%	1,297,705	24.9%
Tax-exempt municipal securities	2,224,041	29.7%	1,689,462	32.5%
Mortgage-backed securities:
Residential	95,412	1.3%	347,308	6.7%
Commercial	279,626	3.7%	260,299	5.0%
Asset-backed securities	107,188	1.4%	144,370	2.8%
Corporate debt securities	2,079,568	27.7%	855,827	16.4%
Redeemable preferred stock	13,300	0.2%	10,050	0.2%

Total debt securities	$7,497,150	100.0%	$5,204,919	100.0%

Approximately 99% of our debt securities were investment-grade quality, with an average credit rating of AA+ by S&P at December 31, 2009. Most of the debt securities that are below investment-grade are rated BB or better, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Tax exempt municipal securities included pre-refunded bonds of $346.9 million at December 31, 2009 and $694.8 million at December 31, 2008. These pre-refunded bonds are secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations (AAA by S&P) at the time the fund is established. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $587.2 million and $452.4 million at December 31, 2009 and 2008, respectively, of tax exempt securities guaranteed by monoline insurers. The equivalent S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA-.

Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $5.5 million at December 31, 2009 and $7.6 million at December 31, 2008. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio.

The percentage of corporate securities associated with the financial services industry was 37.3% at December 31, 2009 and 41.7% at December 31, 2008.

Duration is indicative of the relationship between changes in market value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our debt securities to changes in interest rates. However, actual market values may differ significantly from estimates based on duration. The average duration of our debt securities was approximately 4.5 years at December 31, 2009. Including cash equivalents, the average duration was approximately 3.8 years. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $340 million.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2009 and 2008, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$301,843	$(2,425)	$2,970	$(109)	$304,813	$(2,534)
Mortgage-backed securities	823,365	(11,005)	6,834	(323)	830,199	(11,328)
Tax-exempt municipal securities	598,520	(14,286)	198,327	(9,131)	796,847	(23,417)
Mortgage-backed securities:
Residential	1,771	(5)	73,178	(10,994)	74,949	(10,999)
Commercial	31,941	(359)	142,944	(8,281)	174,885	(8,640)
Asset-backed securities	1,930	(19)	2,179	(88)	4,109	(107)
Corporate debt securities	636,833	(9,354)	99,830	(11,972)	736,663	(21,326)

Total debt securities	$2,396,203	$(37,453)	$526,262	$(40,898)	$2,922,465	$(78,351)

In April 2009, the Financial Accounting Standards Board, or the FASB, issued new guidance to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The new guidance highlights and expands on the factors that should be considered in estimating fair value when the volume and level of activity for a financial asset or liability has significantly decreased and requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). In addition, new guidance regarding recognition and presentation of other-than-temporary impairments changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. We adopted the provisions of the new guidance for the quarter ended June 30, 2009. Refer to Note 4 and Note 5 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for disclosures related to the implementation of the new guidance.

Under the new other-than-temporary impairment model for debt securities held, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value when we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis. However, if we do not intend to sell the debt security, we evaluate the expected cash flows to be received as compared to amortized cost and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized currently in income with the remainder of the loss recognized in other comprehensive income.

When we do not intend to sell a security in an unrealized loss position, potential OTTI is considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. For example, with respect to mortgage and asset-backed securities, such data includes underlying loan level data and structural features such as seniority and other forms of credit enhancements. A decline in fair value is considered other-than-temporary when we do not expect to recover the entire amortized cost basis of the security. We estimate the amount of the credit loss component of a debt security as the difference between the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our expectations, facts and circumstances factored into our assessment may change with the passage of time, or we may decide to subsequently sell the investment. The determination of whether a decline in the value of an investment is other than temporary requires us to exercise significant diligence and judgment. The discovery of new information and the passage of time can significantly change these judgments. The status of the general economic environment and significant changes in the national securities markets influence the determination of fair value and the assessment of investment impairment. There is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Approximately $19.6 million of our unrealized losses at December 31, 2009 relate to our residential and commercial mortgage-backed securities. Factors such as seniority, underlying collateral characteristics and credit enhancements support the recoverability of these securities. Residential and commercial mortgage-backed securities are primarily composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. All commercial mortgage-backed securities are rated AAA at December 31, 2009.

All issuers of securities we own trading at an unrealized loss remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of December 31, 2009, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of December 31, 2009.

There were no material other-than-temporary impairments in 2009 or 2007. Gross realized losses in 2008 included other-than-temporary impairments of $103.1 million, primarily due to investments in Lehman Brothers Holdings Inc. and certain of its subsidiaries, which filed for bankruptcy protection in 2008, as well as declines in the values of securities primarily associated with the financial services industry.

Goodwill and Long-lived Assets

At December 31, 2009, goodwill and other long-lived assets represented 21% of total assets and 50% of total stockholders’ equity, compared to 23% and 67%, respectively, at December 31, 2008.

We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable Commercial and Government segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and administrative cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the ultimate outcome of health care reform legislation, if any, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a margin ranging from approximately 33% to 83%. A 100 basis point increase in the discount rate would decrease this margin to a range of approximately 15% to 63%.

The ultimate loss of the TRICARE South Region contract would adversely affect $49.8 million of the military services reporting unit’s goodwill. In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the GAO in connection with the award to another contractor and in October 2009 we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. At this time, we are not able to determine what actions TMA will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

Our current TRICARE South Region contract covers benefits for healthcare services provided to beneficiaries through March 31, 2010. On December 16, 2009, we were notified by TMA that it intends to exercise its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods would effectively extend the TRICARE South Region contract through March 31, 2011. We will continue to assess the fair value of our military services reporting unit each reporting period based on our estimate of future discounted cash flows associated with the reporting unit, primarily derived from cash flows associated with the TRICARE South Region contract. We will recognize a goodwill impairment if and when our impairment test indicates that the carrying value of goodwill exceeds the implied fair value. We expect that as the ultimate March 31, 2011 contract end date nears, if our current contract is not extended further and we are not awarded the new third generation TRICARE program contract for the South Region, future cash flows will not be sufficient to warrant recoverability of all or a portion of the TRICARE goodwill. Given these facts, we would expect a goodwill impairment during the second half of 2010. Refer to Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for further discussion of the TRICARE South Region contract.

Long-lived assets consist of property and equipment and other finite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation or amortization for these assets. There were no impairment losses in the last three years. Long-lived assets associated with our military services business are not material.

Recently Issued Accounting Pronouncements

Financial Instruments

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. Under the new guidance, we will be required to disclose information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy and present separately (that is on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). In addition, the new guidance clarified that we are required to provide fair value measurement disclosures for each class of financial assets and liabilities and provide disclosures about inputs and valuation techniques for fair value measurements in either Level 2 or Level 3. These new disclosures and clarifications are effective for us beginning with the filing of our Form 10-Q for the three months ended March 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for us beginning with the filing of our Form 10-Q for the three months ended March 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Until October 7, 2008, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. As a result, changes in interest rates generally resulted in an increase or decrease to investment income partially offset by a corresponding decrease or increase to interest expense, partially hedging our exposure to interest rate risk. However, due to extreme volatility in the securities and credit markets, LIBOR increased while the interest rate we would earn on invested assets like cash and cash equivalents decreased. As a result, we terminated all of our interest rate swap agreements, fixing the average interest rate under our senior notes at 6.08%. In exchange for terminating our rights under the interest rate swap agreements, we received $93.0 million in cash from the counterparties representing the fair value of the swap assets. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2009 and $250.0 million in borrowings outstanding at December 31, 2008.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA+ at December 31, 2009. Our net unrealized position improved $301.3 million from a net unrealized loss position of $229.9 million at December 31, 2008 to a net unrealized gain position of $71.4 million at December 31, 2009. As of December 31, 2009, we had gross unrealized losses of $78.4 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2009. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.8 years as of December 31, 2009. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $340 million.

We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness as of December 31, 2009 and 2008. Our investment portfolio consists of cash, cash equivalents and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points twice, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points four times and have changed by less than 100 basis points four times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
As of December 31, 2009
Investment income	$(24,993)	$(17,443)	$(15,075)	$36,729	$68,447	$101,142
Interest expense(a)	—	—	—	—	—	—

Pretax	$(24,993)	$(17,443)	$(15,075)	$36,729	$68,447	$101,142

As of December 31, 2008
Investment income	$(23,748)	$(17,588)	$(15,483)	$25,773	$47,625	$70,225
Interest expense	2,128	2,128	2,128	(2,128)	(4,256)	(6,384)

Pretax	$(21,620)	$(15,460)	$(13,355)	$23,645	$43,369	$63,841

(a)	There were no borrowings outstanding under the credit agreement at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,613,588	$1,970,423
Investment securities	6,190,062	4,203,538
Receivables, less allowance for doubtful accounts of $50,832 in 2009 and $49,160 in 2008:
Premiums	811,800	777,672
Administrative services fees	11,820	12,010
Securities lending invested collateral	119,586	402,399
Other current assets	505,960	1,030,000

Total current assets	9,252,816	8,396,042

Property and equipment, net	679,142	711,492
Other assets:
Long-term investment securities	1,307,088	1,011,904
Goodwill	1,992,924	1,963,111
Other long-term assets	921,524	959,211

Total other assets	4,221,536	3,934,226

Total assets	$14,153,494	$13,041,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,222,574	$3,205,579
Trade accounts payable and accrued expenses	1,307,710	1,077,027
Book overdraft	374,464	224,542
Securities lending payable	126,427	438,699
Unearned revenues	228,817	238,098

Total current liabilities	5,259,992	5,183,945
Long-term debt	1,678,166	1,937,032
Future policy benefits payable	1,193,047	1,164,758
Other long-term liabilities	246,286	298,835

Total liabilities	8,377,491	8,584,570

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 189,801,119 shares issued in 2009 and 187,856,684 shares issued in 2008	31,634	31,309
Capital in excess of par value	1,658,521	1,574,245
Retained earnings	4,429,611	3,389,936
Accumulated other comprehensive income (loss)	42,135	(175,243)
Treasury stock, at cost, 19,621,069 shares in 2009 and 19,031,229 shares in 2008	(385,898)	(363,057)

Total stockholders’ equity	5,776,003	4,457,190

Total liabilities and stockholders’ equity	$14,153,494	$13,041,760

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2009	2008	2007
	(in thousands, except per share results)
Revenues:
Premiums	$29,926,751	$28,064,844	$24,434,347
Administrative services fees	496,135	451,879	391,515
Investment income	296,317	220,215	314,239
Other revenue	241,211	209,434	149,888

Total revenues	30,960,414	28,946,372	25,289,989

Operating expenses:
Benefits	24,775,002	23,708,233	20,270,531
Selling, general and administrative	4,227,535	3,944,652	3,476,468
Depreciation and amortization	250,274	220,350	184,812

Total operating expenses	29,252,811	27,873,235	23,931,811

Income from operations	1,707,603	1,073,137	1,358,178
Interest expense	105,843	80,289	68,878

Income before income taxes	1,601,760	992,848	1,289,300
Provision for income taxes	562,085	345,694	455,616

Net income	$1,039,675	$647,154	$833,684

Basic earnings per common share	$6.21	$3.87	$5.00

Diluted earnings per common share	$6.15	$3.83	$4.91

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(in thousands)
Balances, January 1, 2007	182,948	$30,491	$1,357,077	$1,909,098	$(13,205)	$(229,575)	$3,053,886
Comprehensive income:
Net income	—	—	—	833,684	—	—	833,684
Other comprehensive income:
Net unrealized investment gains, net of tax expense of $20,363	—	—	—	—	34,583	—	34,583
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $4,311	—	—	—	—	(7,357)	—	(7,357)

Comprehensive income							860,910
Common stock repurchases	—	—	—	—	—	(27,412)	(27,412)
Stock-based compensation	—	—	42,132	—	—	—	42,132
Restricted stock grants	852	142	—	—	—	—	142
Restricted stock forfeitures	(64)	(11)	8	—	—	—	(3)
Stock option exercises	3,003	501	61,528	—	—	—	62,029
Stock option and restricted stock tax benefit	—	—	37,253	—	—	—	37,253

Balances, December 31, 2007	186,739	31,123	1,497,998	2,742,782	14,021	(256,987)	4,028,937
Comprehensive income:
Net income	—	—	—	647,154	—	—	647,154
Other comprehensive loss:
Net unrealized investment losses, net of tax benefit of $136,967	—	—	—	—	(239,591)	—	(239,591)
Reclassification adjustment for net realized losses included in net earnings, net of tax benefit of $29,090	—	—	—	—	50,327	—	50,327

Comprehensive income							457,890
Common stock repurchases	—	—	—	—	—	(106,070)	(106,070)
Stock-based compensation	—	—	55,369	—	—	—	55,369
Restricted stock grants	667	111	—	—	—	—	111
Restricted stock forfeitures	(83)	(14)	12	—	—	—	(2)
Stock option exercises	534	89	11,331	—	—	—	11,420
Stock option and restricted stock tax benefit	—	—	9,535	—	—	—	9,535

Balances, December 31, 2008	187,857	31,309	1,574,245	3,389,936	(175,243)	(363,057)	4,457,190
Comprehensive income:
Net income	—	—	—	1,039,675	—	—	1,039,675
Other comprehensive income:
Net unrealized investment gains, net of tax expense of $131,229	—	—	—	—	229,724	—	229,724
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $7,137	—	—	—	—	(12,346)	—	(12,346)

Comprehensive income							1,257,053
Common stock repurchases	—	—	—	—	—	(22,841)	(22,841)
Stock-based compensation	—	—	65,870	—	—	—	65,870
Restricted stock grants	978	163	—	—	—	—	163
Restricted stock forfeitures	(87)	(14)	14	—	—	—	—
Stock option exercises	1,053	176	18,173	—	—	—	18,349
Stock option and restricted stock tax benefit	—	—	219	—	—	—	219

Balances, December 31, 2009	189,801	$31,634	$1,658,521	$4,429,611	$42,135	$(385,898)	$5,776,003

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$1,039,675	$647,154	$833,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,274	220,350	184,812
Stock-based compensation	65,870	55,369	42,132
Net realized capital (gains) losses	(19,483)	79,417	(11,668)
Loss (gain) on sale of property and equipment, net	228	(5)	(13,597)
Benefit from deferred income taxes	(26,792)	(22,005)	(32,736)
Provision for doubtful accounts	19,054	5,398	28,922
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(59,966)	(152,893)	60,745
Other assets	112,473	(100,887)	105,689
Benefits payable	16,995	412,725	245,397
Other liabilities	13,682	(170,140)	(317,855)
Unearned revenues	(9,281)	(10,280)	64,482
Other	18,853	18,107	34,255

Net cash provided by operating activities	1,421,582	982,310	1,224,262

Cash flows from investing activities
Acquisitions, net of cash acquired	(12,436)	(422,915)	(493,493)
Purchases of property and equipment	(185,450)	(261,572)	(239,244)
Proceeds from sales of property and equipment	1,509	6	26,514
Purchases of investment securities	(7,197,007)	(5,681,103)	(3,488,631)
Maturities of investment securities	1,270,525	498,650	1,387,967
Proceeds from sales of investment securities	3,951,326	4,496,929	1,670,555
Change in securities lending collateral	312,272	871,681	(709,059)

Net cash used in investing activities	(1,859,261)	(498,324)	(1,845,391)

Cash flows from financing activities
Receipts from CMS contract deposits	2,354,238	2,761,276	2,866,170
Withdrawals from CMS contract deposits	(1,860,748)	(2,572,624)	(3,051,241)
Borrowings under credit agreement	—	1,175,000	1,685,000
Repayments under credit agreement	(250,000)	(1,725,000)	(1,335,000)
Proceeds from issuance of senior notes	—	749,247	—
Debt issue costs	—	(6,696)	—
Proceeds from swap termination	—	93,008	—
Change in securities lending payable	(312,272)	(898,350)	709,059
Change in book overdraft	149,922	(44,684)	(24,379)
Common stock repurchases	(22,841)	(106,070)	(27,412)
Excess tax benefit from stock-based compensation	5,339	9,912	37,443
Proceeds from stock option exercises and other	17,206	10,965	61,638

Net cash provided by (used in) financing activities	80,844	(554,016)	921,278

(Decrease) increase in cash and cash equivalents	(356,835)	(70,030)	300,149
Cash and cash equivalents at beginning of year	1,970,423	2,040,453	1,740,304

Cash and cash equivalents at end of year	$1,613,588	$1,970,423	$2,040,453

Supplemental cash flow disclosures:
Interest payments	$112,532	$73,813	$67,954
Income tax payments, net	$627,227	$347,353	$443,904
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$12,436	$772,811	$1,315,492
Less: Fair value of liabilities assumed	—	(349,896)	(821,999)

Cash paid for acquired businesses, net of cash acquired	$12,436	$422,915	$493,493

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2009 revenues of approximately $31.0 billion. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. We derived approximately 73% of our premiums and administrative services fees from contracts with the federal government in 2009. Under our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare Advantage members in Florida, accounting for approximately 17% of our total premiums and administrative services fees in 2009. CMS is the federal government’s agency responsible for administering the Medicare program. Under federal government contracts with the Department of Defense we primarily provide health insurance coverage to TRICARE members, accounting for approximately 12% of our total premiums and administrative services fees in 2009.

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

The accounting policies of each segment are the same and are described in Note 2. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same medical provider networks, in some instances enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

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

Investment Securities

Investment securities, which consist primarily of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Investment securities available for current operations are classified as current assets. Investment securities available for our long-term insurance product and professional liability funding requirements, as well as restricted statutory deposits and venture capital investments, are classified as long-term assets. For the purpose of determining gross realized gains and losses, which are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other than temporary impairment, or OTTI.

In April 2009, the Financial Accounting Standards Board, or the FASB, issued new guidance to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. FASB also issued guidance to require disclosures of fair values of certain financial instruments in interim financial statements to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The new guidance highlights and expands on the factors that should be considered in estimating fair value when the volume and level of activity for a financial asset or liability has significantly decreased and requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). In addition, new guidance regarding recognition and presentation of other-than-temporary impairments changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. We adopted the provisions of the new guidance for the quarter ended June 30, 2009. Refer to Note 4 and Note 5.

Under the new other-than-temporary impairment model for debt securities held, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value when we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis. However, if we do not intend to sell the debt security, we evaluate the expected cash flows to be received as compared to amortized cost and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized currently in income with the remainder of the loss recognized in other comprehensive income. A transition adjustment to reclassify the non-credit portion of any previously recognized impairment from retained earnings to accumulated other comprehensive income was required upon adoption if we did not intend to sell and it was not more likely than not that we would be required to sell the security before recovery of its amortized cost basis. We did not record a transition adjustment for securities previously considered other-than-temporarily impaired because these securities were already sold or we had the intent to sell these securities.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We bill and collect premium and administrative fee remittances from employer groups and members in our Medicare and individual products monthly. We receive monthly premiums and administrative fees from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

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

Medicare Part D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts for providing prescription drug insurance coverage. We recognize premium revenues for

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

providing this insurance coverage ratably over the term of our annual contract. Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. In addition, receipts for reinsurance and low-income cost subsidies represent payments for prescription drug costs for which we are not at risk.

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

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or benefit expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.

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

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data.

Military services

Military services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense, or DoD. We allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, disease management and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Administrative services fees are recognized as revenue in the period services are performed. Our TRICARE South Region contract contains provisions to share the risk associated with financing the cost of health benefits with the federal government. We earn more revenue or incur additional costs based on the variance of actual health care costs versus a negotiated target cost. We defer the recognition of any contingent revenues for favorable variances until the end of the contract period when the amount is determinable and the collectibility is reasonably assured. We estimate and recognize contingent benefit expense for unfavorable variances currently in our results of operations. We continually review the contingent benefit expense estimates of future payments to the government for cost overruns relative to our negotiated target cost and make necessary adjustments to our reserves.

Revenues also may include change orders attributable to our military services contracts. Change orders represent equitable adjustments for services not originally specified in the contracts. Revenues for these adjustments are recognized when a settlement amount becomes determinable and the collectibility is reasonably assured.

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

Policy Acquisition Costs

Policy acquisition costs are those costs that vary with and primarily are related to the acquisition of new and renewal business. Such costs include commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred. These short-duration employer-group prepaid health services policies typically have a one-year term and may be cancelled upon 30 days notice by the employer group.

Life insurance, annuities, health and other supplemental policies sold to individuals are accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year due to contractual and regulatory requirements. As a result, we defer policy acquisition costs and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are reviewed annually to determine if they are recoverable from future income.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Property and equipment is recorded at cost. Gains and losses on sales or disposals of property and equipment are included in administrative expense. Certain costs related to the development or purchase of internal-use software are capitalized. Depreciation is computed using the straight-line method over estimated useful lives ranging from 3 to 10 years for equipment, 3 to 7 years for computer software, and 20 to 40 years for buildings. Improvements to leased facilities are depreciated over the shorter of the remaining lease term or the anticipated life of the improvement.

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

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable Commercial and Government segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2009, 2008 and 2007 did not result in an impairment loss.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We reassess the profitability of our contracts for providing insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contract without consideration of investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. Because the majority of our member contracts renew annually, we do not anticipate recording a material premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years’ tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes.

We record tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation. We classify interest and penalties associated with uncertain tax positions in our provision for income taxes.

Derivative Financial Instruments

At times, we may use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. Our interest-rate swap agreements convert the fixed interest rates on our senior notes to a variable rate and are accounted for as fair value hedges. Our interest-rate swap agreements, terminated in 2008, are more fully described in Note 12.

Stock-Based Compensation

We recognize stock-based compensation expense, as determined on the date of grant at fair value, straight-line over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. In addition, we report certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. Additional detail regarding our stock-based compensation plans is included in Note 13.

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

Fair Value

Assets and liabilities measured at fair value are categorized into a fair value hierarchy based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own assumptions about the assumptions market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market.

Level 2—Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments as well as debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

Fair value of actively traded debt and equity securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates using either a market or income valuation approach and are generally classified as Level 2. Fair value of privately held debt securities, including venture capital investments, as well as auction rate securities, are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately held debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in similar lines of business, and reviewing the underlying financial performance including estimating discounted cash flows. For auction rate securities, such methodologies include consideration of the quality of the sector and issuer, underlying collateral, underlying final maturity dates and liquidity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB codified existing accounting standards. The FASB Accounting Standards CodificationTM, or ASC, is the source of authoritative U.S. generally accepted accounting principles recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards. All ASC content carries the same level of authority and anything outside of the ASC is nonauthoritative. We adopted the new guidance in 2009, which changed the way we reference accounting standards in our disclosures.

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. Under the new guidance, we will be required to disclose information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy and present separately (that is on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). In addition, the new guidance clarified that we are required to provide fair value measurement disclosures for each class of financial assets and liabilities and provide disclosures about inputs and valuation techniques for fair value measurements in either Level 2 or Level 3. These new disclosures and clarifications are effective for us beginning with the filing of our Form 10-Q for the three months ended March 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for us beginning with the filing of our Form 10-Q for the three months ended March 31, 2011.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through February 19, 2010, the date these consolidated financial statements were issued.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITIONS

On October 31, 2008, we acquired PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, for cash consideration of approximately $256.1 million. The Cariten acquisition increased our commercial fully-insured and ASO presence as well as our Medicare HMO presence in eastern Tennessee. During 2009, we continued our review of the fair value estimate of certain other intangible and net tangible assets acquired. This review resulted in a decrease of $27.1 million in the fair value of other intangible assets, primarily related to the fair value assigned to the customer contracts acquired. There was a corresponding adjustment to goodwill and deferred income taxes. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $110.9 million of which we allocated $52.3 million to other intangible assets and $58.6 million to goodwill. The other intangible assets, which primarily consist of customer contracts, have a weighted-average useful life of 11.6 years. The acquired goodwill is not deductible for tax purposes.

On August 29, 2008, we acquired Metcare Health Plans, Inc., or Metcare, for cash consideration of approximately $14.9 million. The acquisition expanded our Medicare HMO membership in central Florida.

On May 22, 2008, we acquired OSF Health Plans, Inc., or OSF, a managed care company serving both Medicare and commercial members in central Illinois, for cash consideration of approximately $87.3 million, including the payment of $3.3 million during 2009 to settle a purchase price contingency. This acquisition expanded our presence in Illinois, broadening our ability to serve multi-location employers with a wider range of products including our specialty offerings. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $31.1 million of which we allocated $10.1 million to other intangible assets and $21.0 million to goodwill. The other intangible assets, which primarily consist of customer contracts, have a weighted-average useful life of 9.9 years. The acquired goodwill is not deductible for tax purposes.

On April 30, 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, or SecureHorizons, for cash consideration of approximately $185.3 million, plus subsidiary capital and surplus requirements of $40 million. The acquisition expanded our presence in the Las Vegas market. The total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $185.3 million of which we allocated $69.3 million to other intangible assets and $116.0 million to goodwill. The other intangible assets, which primarily consist of customer contracts, have a weighted-average useful life of 10.9 years. The acquired goodwill is not deductible for tax purposes.

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

The results of operations and financial condition of Cariten, Metcare, OSF, SecureHorizons, KMG, CompBenefits, and DefenseWeb have been included in our consolidated statements of income since the acquisition dates.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at December 31, 2009 and December 31, 2008, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,005,203	$6,683	$(2,534)	$1,009,352
Mortgage-backed securities	1,675,667	24,324	(11,328)	1,688,663
Tax-exempt municipal securities	2,195,077	52,381	(23,417)	2,224,041
Mortgage-backed securities:
Residential	106,191	220	(10,999)	95,412
Commercial	285,014	3,252	(8,640)	279,626
Asset-backed securities	106,471	824	(107)	107,188
Corporate debt securities	2,043,721	57,173	(21,326)	2,079,568
Redeemable preferred stock	8,400	4,900	—	13,300

Total debt securities	$7,425,744	$149,757	$(78,351)	$7,497,150

December 31, 2008
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$587,207	$12,759	$(68)	$599,898
Mortgage-backed securities	1,268,956	28,974	(225)	1,297,705
Tax-exempt municipal securities	1,702,026	27,649	(40,213)	1,689,462
Mortgage-backed securities:
Residential	450,867	1,565	(105,124)	347,308
Commercial	313,933	—	(53,634)	260,299
Asset-backed securities	156,618	27	(12,275)	144,370
Corporate debt securities	945,224	10,532	(99,929)	855,827
Redeemable preferred stock	8,400	1,650	—	10,050

Total debt securities	5,433,231	83,156	(311,468)	5,204,919
Equity securities	12,091	—	(1,568)	10,523

Total	$5,445,322	$83,156	$(313,036)	$5,215,442

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $126.1 million at December 31, 2009 and $437.1 million at December 31, 2008 were on loan. At December 31, 2009, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds, certificates of deposit, and short-term corporate and asset-backed securities with an average maturity of approximately 118 days at December 31, 2009 compared to approximately 250 days at December 31, 2008. These available for sale investment securities had an equivalent amortized cost basis and fair value of $119.6 million at December 31, 2009. At December 31, 2008, these available for sale investment securities had an amortized cost basis of $437.2 million and a fair value of $402.4 million.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2009 and 2008, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$301,843	$(2,425)	$2,970	$(109)	$304,813	$(2,534)
Mortgage-backed securities	823,365	(11,005)	6,834	(323)	830,199	(11,328)
Tax-exempt municipal securities	598,520	(14,286)	198,327	(9,131)	796,847	(23,417)
Mortgage-backed securities:
Residential	1,771	(5)	73,178	(10,994)	74,949	(10,999)
Commercial	31,941	(359)	142,944	(8,281)	174,885	(8,640)
Asset-backed securities	1,930	(19)	2,179	(88)	4,109	(107)
Corporate debt securities	636,833	(9,354)	99,830	(11,972)	736,663	(21,326)

Total debt securities	$2,396,203	$(37,453)	$526,262	$(40,898)	$2,922,465	$(78,351)

December 31, 2008
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$146,315	$(68)	$—	$—	$146,315	$(68)
Mortgage-backed securities	18,308	(168)	4,297	(57)	22,605	(225)
Tax-exempt municipal securities	409,787	(22,238)	141,730	(17,975)	551,517	(40,213)
Mortgage-backed securities:
Residential	246,144	(96,593)	18,092	(8,531)	264,236	(105,124)
Commercial	153,415	(28,404)	106,885	(25,230)	260,300	(53,634)
Asset-backed securities	141,495	(12,200)	1,377	(75)	142,872	(12,275)
Corporate debt securities	422,710	(64,873)	98,124	(35,056)	520,834	(99,929)

Total debt securities	1,538,174	(224,544)	370,505	(86,924)	1,908,679	(311,468)
Equity securities	6,683	(1,568)	—	—	6,683	(1,568)

Total	$1,544,857	$(226,112)	$370,505	$(86,924)	$1,915,362	$(313,036)

Approximately 99% of our debt securities were investment-grade quality, with an average credit rating of AA+ by S&P at December 31, 2009. Most of the debt securities that are below investment-grade are rated BB or better, the higher end of the below investment-grade rating scale. At December 31, 2009, 16% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities, and 26% of our tax-exempt securities were insured by bond insurers and have an equivalent S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $19.6 million of our unrealized losses at December 31, 2009 relate to our residential and commercial mortgage-backed securities. Factors such as seniority, underlying collateral characteristics and credit enhancements support the recoverability of these securities. Residential and commercial mortgage-backed securities are primarily composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. All commercial mortgage-backed securities are rated AAA at December 31, 2009.

All issuers of securities we own trading at an unrealized loss remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of December 31, 2009, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of December 31, 2009.

The detail of realized gains (losses) related to investment securities and included with investment income was as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(in thousands)
Gross realized gains	$123,361	$56,879	$20,501
Gross realized losses	(103,878)	(136,296)	(8,833)

Net realized gains (losses)	$19,483	$(79,417)	$11,668

There were no material other-than-temporary impairments in 2009 or 2007. Gross realized losses in 2008 included other-than-temporary impairments of $103.1 million, primarily due to investments in Lehman Brothers Holdings Inc. and certain of its subsidiaries, which filed for bankruptcy protection in 2008, as well as declines in the values of securities primarily associated with the financial services industry.

The contractual maturities of debt securities available for sale at December 31, 2009, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$367,245	$367,658
Due after one year through five years	1,699,943	1,726,641
Due after five years through ten years	1,381,100	1,408,322
Due after ten years	1,804,113	1,823,640
Mortgage and asset-backed securities	2,173,343	2,170,889

Total debt securities	$7,425,744	$7,497,150

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE

The following table summarizes our fair value measurements at December 31, 2009 and 2008, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2009
Cash equivalents	$1,507,490	$1,507,490	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,009,352	—	1,009,352	—
Mortgage-backed securities	1,688,663	—	1,688,663	—
Tax-exempt municipal securities	2,224,041	—	2,155,227	68,814
Mortgage-backed securities:
Residential	95,412	—	95,412	—
Commercial	279,626	—	279,626	—
Asset-backed securities	107,188	—	105,060	2,128
Corporate debt securities	2,079,568	—	2,071,087	8,481
Redeemable preferred stock	13,300	—	—	13,300

Total debt securities	7,497,150	—	7,404,427	92,723
Securities lending invested collateral	119,586	—	119,586	—

Total invested assets	$9,124,226	$1,507,490	$7,524,013	$92,723

December 31, 2008
Cash equivalents	$1,549,966	$1,549,966	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	599,898	—	599,898	—
Mortgage-backed securities	1,297,705	—	1,297,705	—
Tax-exempt municipal securities	1,689,462	—	1,615,808	73,654
Mortgage-backed securities:
Residential	347,308	—	347,308	—
Commercial	260,299	—	260,299	—
Asset-backed securities	144,370	—	144,370	—
Corporate debt securities	855,827	—	847,605	8,222
Redeemable preferred stock	10,050	—	—	10,050

Total debt securities	5,204,919	—	5,112,993	91,926
Equity securities	10,523	10,523	—	—
Securities lending invested collateral	402,399	—	402,399	—

Total invested assets	$7,167,807	$1,560,489	$5,515,392	$91,926

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2009 and 2008, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	2009	2008
	(in thousands)
Beginning balance at January 1	$91,926	$18,698
Total gains or losses:
Realized in earnings	90	(3,410)
Unrealized in other comprehensive income	4,651	1,080
Purchases, sales, issuances, and settlements, net	(7,227)	(19,965)
Transfers into Level 3	3,283	95,523

Balance at December 31	$92,723	$91,926

Level 3 assets primarily include auction rate securities. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $68.8 million at December 31, 2009, or less than 1% of our total invested assets, primarily consist of tax-exempt bonds rated AAA and AA and collateralized by federally guaranteed student loans. Liquidity issues in the global credit markets led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when (1) a successful auction occurs, (2) the securities are called or refinanced by the issuer, (3) a buyer is found outside the auction process, or (4) the security matures. We continue to receive income on all auction rate securities and from time to time full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices and as such unobservable inputs were used.

6. MEDICARE PART D

As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. In 2009, we received net proceeds of $59.6 million related to our reconciliation with CMS regarding the 2008 Medicare Part D risk corridor provisions compared to our estimate of $55.4 million at December 31, 2008. The consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2009 and 2008:

	2009		2008
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$2,165	$11,660	$78,728	$322,108
Trade accounts payable and accrued expenses	(146,750)	(402,854)	(23,311)	(219,676)

Net current (liability) asset	$(144,585)	$(391,194)	$55,417	$102,432

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Land	$16,206	$16,206
Buildings	368,341	360,655
Equipment and computer software	1,549,789	1,468,540

	1,934,336	1,845,401
Accumulated depreciation	(1,255,194)	(1,133,909)

Property and equipment, net	$679,142	$711,492

Depreciation expense was $213.0 million in 2009, $183.3 million in 2008, and $162.4 million in 2007.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2009 and 2008 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2007	$1,118,323	$545,616	$1,663,939
Acquisitions and subsequent payments/adjustments	150,576	148,596	299,172

Balance at December 31, 2008	1,268,899	694,212	1,963,111
Acquisitions and subsequent payments/adjustments	12,726	17,087	29,813

Balance at December 31, 2009	$1,281,625	$711,299	$1,992,924

Other intangible assets primarily relate to acquired customer contracts and are included with other long-term assets in the consolidated balance sheets. Amortization expense for other intangible assets was approximately $37.3 million in 2009, $37.1 million in 2008 and $22.4 million in 2007. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2010	$33,810
2011	32,101
2012	30,509
2013	27,035
2014	24,298

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2009 and 2008:

	Weighted Average Life	2009			2008
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	11.2 yrs	$314,885	$117,748	$197,137	$341,085	$86,288	$254,797
Provider contracts	16.0 yrs	42,753	8,281	34,472	36,253	4,903	31,350
Trade names and other	11.7 yrs	16,986	5,127	11,859	22,486	7,345	15,141

Total other intangible assets	11.8 yrs	$374,624	$131,156	$243,468	$399,824	$98,536	$301,288

9. BENEFITS PAYABLE

Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Balances at January 1	$2,898,782	$2,355,461	$1,979,733
Acquisitions	—	96,021	41,029
Incurred related to:
Current year	21,934,973	21,092,135	18,015,247
Prior years	(252,756)	(268,027)	(242,922)

Total incurred	21,682,217	20,824,108	17,772,325

Paid related to:
Current year	(19,572,740)	(18,579,247)	(15,847,574)
Prior years	(2,064,880)	(1,797,561)	(1,590,052)

Total paid	(21,637,620)	(20,376,808)	(17,437,626)

Balances at December 31	$2,943,379	$2,898,782	$2,355,461

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development). The favorable development experienced over the last three years primarily was attributable to lower than originally estimated utilization of hospital and physician services for both our Commercial and Medicare lines of business, rapid growth in our Medicare Advantage and Commercial high deductible products in new geographic areas which resulted in more limited historical information from which to base trend rate estimates, as well as a shortening of the cycle time associated with provider claim submissions and improved claim recovery patterns associated with system and process changes. In addition, first-year Medicare Part D enrollment and eligibility issues during 2006 led to actual claim settlements with other health plans and various state governments during 2007 for amounts less than originally estimated. Similar adjustments in 2009 and 2008 were not significant due to a lower volume of new enrollees and subsequent improvements in the program’s enrollment process.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Military services benefits payable of $279.2 million and $306.8 million at December 31, 2009 and 2008, respectively, primarily consisted of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government, as more fully described in Note 2. This amount is generally offset by a corresponding receivable due from the federal government.

Benefit expenses associated with military services and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Military services	$3,019,655	$2,819,787	$2,481,814
Future policy benefits	73,130	64,338	16,392

Total	$3,092,785	$2,884,125	$2,498,206

10. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Current provision:
Federal	$532,722	$336,870	$452,286
States and Puerto Rico	56,155	30,829	36,066

Total current provision	588,877	367,699	488,352
Deferred benefit	(26,792)	(22,005)	(32,736)

Provision for income taxes	$562,085	$345,694	$455,616

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2009, 2008 and 2007 due to the following:

	2009	2008	2007
	(in thousands)
Income tax provision at federal statutory rate	$560,616	$347,497	$451,255
States, net of federal benefit and Puerto Rico	28,968	12,412	23,377
Tax exempt investment income	(21,327)	(21,253)	(20,254)
Contingent tax benefits	(16,781)	—	—
Other, net	10,609	7,038	1,238

Provision for income taxes	$562,085	$345,694	$455,616

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2009 and 2008 were as follows:

	Assets (Liabilities)
	2009	2008
	(in thousands)
Compensation and other accrued expenses	$122,395	$117,037
Future policy benefits payable	103,941	121,259
Net operating loss carryforward	97,398	60,342
Benefits payable	36,996	1,543
Unearned premiums	25,528	25,203
Capital loss carryforward	13,169	9,272
Professional liability risks	6,751	10,331
Investment securities	—	113,854

Total deferred income tax assets	406,178	458,841

Valuation allowance	(30,093)	(28,063)

Total deferred income tax assets, net of valuation allowance	376,085	430,778

Depreciable property and intangible assets	(213,291)	(211,012)
Prepaid expenses and other	(69,104)	(68,612)
Investment securities	(25,077)	—

Total deferred income tax liabilities	(307,472)	(279,624)

Total net deferred income tax assets	$68,613	$151,154

Amounts recognized in the consolidated balance sheets:
Other current assets	$32,206	$96,349
Other long-term assets	36,407	54,805

Total net deferred income tax assets	$68,613	$151,154

At December 31, 2009, we had approximately $265.9 million of net operating losses to carry forward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2010 through 2026. A significant portion of these losses are in a subsidiary that will not be included in the Humana Inc. consolidated tax return until 2013, and, therefore, may not be used until that point. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $82.2 million of net operating loss carryforwards related to prior acquisitions. For the remainder of the net operating loss carryforwards, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

We file income tax returns in the United States and certain foreign jurisdictions. In 2009, the Internal Revenue Service (IRS) completed its examination of our U.S. income tax returns for 2005 and 2006 which did not result in any material adjustments. With few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations by tax authorities for years before 2007.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The IRS commenced an examination of our U.S. income tax returns for 2007 and 2008 during 2009. Beginning with the 2009 tax year, we entered into the Compliance Assurance Process (CAP) with the IRS. Under CAP, the IRS does advance reviews during the tax year and as the return is being prepared for filing, thereby eliminating the need for post-filing examinations. We expect the IRS will conclude its audits of the 2007, 2008, and 2009 tax years in 2010. As of December 31, 2009, we are not aware of any material adjustments the IRS may propose.

The liability for unrecognized tax benefits was $16.8 million and $16.0 million at December 31, 2008 and 2007, respectively. The only change to the liability during the twelve months ended December 31, 2008 was accrued interest. This liability, which was released in 2009 as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006, reduced tax expense $16.8 million in 2009. As of December 31, 2009, we do not have material uncertain tax positions reflected in our consolidated balance sheet.

11. DEBT

The carrying value of long-term debt outstanding was as follows at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	(in thousands)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$540,907	$546,206
$500 million, 7.20% due June 15, 2018	508,799	509,540
$300 million, 6.30% due August 1, 2018	323,862	325,984
$250 million, 8.15% due June 15, 2038	267,070	267,234

Total senior notes	1,640,638	1,648,964
Credit agreement	—	250,000
Other long-term borrowings	37,528	38,068

Total long-term debt	$1,678,166	$1,937,032

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

We had been parties to interest-rate swap agreements to exchange the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes had been adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103.4 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes, resulting in a weighted-average effective interest rate fixed at 6.08%. The unamortized carrying value adjustment was $92.9 million as of December 31, 2009 and $100.7 million as of December 31, 2008.

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

At December 31, 2009, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $3.5 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of December 31, 2009, we had $996.5 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.5 million at December 31, 2009 represent junior subordinated debt assumed in the 2007 KMG acquisition of $36.1 million and financing for the renovation of a building of $1.4 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

Fair Value

The fair value of our long-term debt was $1,596.4 million and $1,503.4 million at December 31, 2009 and 2008, respectively. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current rates estimated to be available to use for debt with similar terms and remaining maturities.

12. DERIVATIVE FINANCIAL INSTRUMENTS

Upon issuance of our senior notes, we entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on our senior notes from fixed rates to variable rates to more closely align interest costs with floating interest rates received on our cash equivalents and investment securities. Our swap agreements, which were considered derivative instruments, exchanged the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. The notional amount of the swap agreements was

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal to the par amount of our senior notes. These swap agreements were qualified and designated as a fair value hedge. The gain or loss on the swap agreements as well as the offsetting loss or gain on the senior notes was recognized in current earnings. We included the gain or loss on the swap agreements in interest expense, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for 2008 or 2007.

During 2008, we terminated all of our interest-rate swap agreements for cash consideration of $93.0 million. We recognized a $10.4 million impairment charge as a realized investment loss associated with the termination of a swap with a subsidiary of Lehman, which subsequently filed for bankruptcy protection.

13. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $102.5 million in 2009, $79.6 million in 2008, and $69.7 million in 2007, all of which was funded currently to the extent it was deductible for federal income tax purposes. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing stock price of $43.89 on December 31, 2009, approximately 15% of the retirement and savings plan’s assets were invested in our common stock, or approximately 4.5 million shares, representing 3% of the shares outstanding as of December 31, 2009. At December 31, 2009, approximately 7.9 million shares of our common stock were reserved for issuance under our defined contribution retirement and savings plans.

Stock-Based Compensation

We have plans under which options to purchase our common stock and restricted stock awards have been granted to executive officers, directors and key employees. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. For prospective grants of stock options or restricted stock awards on or after January 1, 2010, our equity award program includes a retirement provision that treats all employees with a combination of age and years of service with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock. The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(in thousands)
Stock-based compensation expense by type:
Stock options	$19,555	$18,202	$15,408
Restricted stock awards	46,315	37,167	26,724

Total stock-based compensation expense	65,870	55,369	42,132
Tax benefit recognized	(24,128)	(20,282)	(15,568)

Stock-based compensation expense, net of tax	$41,742	$35,087	$26,564

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $16.3 million in 2009, $16.9 million in 2008, and $48.0 million in 2007. There was no capitalized stock-based compensation expense.

The stock plans provide that one restricted share is equivalent to 1.7 stock options. At December 31, 2009, there were 12,818,855 shares reserved for stock award plans, including 4,797,304 shares of common stock available for future grants assuming all stock options or 2,821,944 shares available for future grants assuming all restricted shares.

Stock Options

Stock options are granted with an exercise price equal to the average market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define average market value as the average of the highest and lowest stock prices reported by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 to 10 years after grant. Upon grant, stock options are assigned a fair value based on the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the total requisite service period, generally the total vesting period, for the entire award. For stock options granted on or after January 1, 2010 to retirement eligible employees, the compensation expense is recognized on a straight-line basis over the shorter of the requisite service period or the period from the date of grant to an employee’s eligible retirement date.

The weighted-average fair value of each option granted during 2009, 2008, and 2007 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2009	2008	2007
Weighted-average fair value at grant date	$14.24	$17.95	$21.07
Expected option life (years)	4.6	5.1	4.8
Expected volatility	39.2%	28.2%	28.9%
Risk-free interest rate at grant date	1.9%	2.9%	4.5%
Dividend yield	None	None	None

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for our option plans was as follows for the year ended December 31, 2009:

	Shares Under Option	Weighted- Average Exercise Price
Options outstanding at December 31, 2008	5,777,115	$42.70
Granted	1,460,742	40.11
Exercised	(1,052,855)	17.43
Expired	(34,137)	60.48
Forfeited	(92,544)	60.67

Options outstanding at December 31, 2009	6,058,321	$46.10

Options exercisable at December 31, 2009	3,383,787	$44.09

As of December 31, 2009, outstanding stock options had an aggregate intrinsic value of $33.5 million, and a weighted-average remaining contractual term of 4.3 years. As of December 31, 2009, exercisable stock options had an aggregate intrinsic value of $27.3 million, and a weighted-average remaining contractual term of 3.2 years. The total intrinsic value of stock options exercised during 2009 was $23.7 million, compared with $18.3 million during 2008 and $133.9 million during 2007. Cash received from stock option exercises totaled $18.4 million in 2009, $12.1 million in 2008, and $62.7 million in 2007.

Total compensation expense not yet recognized related to nonvested options was $25.5 million at December 31, 2009. We expect to recognize this compensation expense over a weighted-average period of approximately 2.0 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally three years from the date of grant. For restricted stock awards granted on or after January 1, 2010 to retirement eligible employees, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the date of grant to an employee’s eligible retirement date.

The weighted-average grant date fair value of our restricted stock awards was $41.16 in 2009, $68.10 in 2008, and $63.59 in 2007. Activity for our restricted stock awards was as follows for the year ended December 31, 2009:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock at December 31, 2008	2,007,301	$62.12
Granted	978,064	41.16
Vested	(656,054)	54.34
Forfeited	(86,484)	57.46

Nonvested restricted stock at December 31, 2009	2,242,827	$55.44

The fair value of shares vested during the years ended was $35.6 million in 2009, $28.7 million in 2008, and $3.4 million in 2007. Beginning in 2005, a greater proportion of stock awards granted to employees, excluding executive officers, were restricted stock awards with a three-year vesting schedule as opposed to stock options,

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which resulted in an increase in the fair value of shares vested from 2007 to 2008. Total compensation expense not yet recognized related to nonvested restricted stock awards was $42.9 million at December 31, 2009. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

In addition to restricted stock awards, we granted 36,746 restricted stock units to directors in 2009 with a weighted-average grant date fair value of $33.95. As of December 31, 2009, 102,728 restricted stock units were outstanding, primarily associated with director compensation.

14. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands, except per share results)
Net income available for common stockholders	$1,039,675	$647,154	$833,684

Weighted-average outstanding shares of common stock used to compute basic earnings per common share	167,364	167,172	166,871
Dilutive effect of:
Employee stock options	677	1,173	2,251
Restricted stock	1,030	842	698

Shares used to compute diluted earnings per common share	169,071	169,187	169,820

Basic earnings per common share	$6.21	$3.87	$5.00

Diluted earnings per common share	$6.15	$3.83	$4.91

Restricted stock and stock options to purchase 5,675,241 shares in 2009, 3,243,933 shares in 2008, and 1,017,381 shares in 2007 were anti-dilutive and, therefore, were not included in the computations of diluted earnings per common share.

15. STOCKHOLDERS’ EQUITY

On February 22, 2008, the Board of Directors authorized the repurchase of up to $150 million of our common shares exclusive of shares repurchased in connection with employee stock plans. During the year ended December 31, 2008, we repurchased 2.1 million shares in open market transactions for $92.8 million at an average price of $44.19. On July 28, 2008 (announced August 4, 2008), the Board of Directors increased the authorized amount to $250 million, excluding the $92.8 million used prior to that time in connection with the initial February 2008 authorization. No shares were repurchased in 2008 or 2009 under the July 2008 authorization. The July authorization was set to expire on December 31, 2009. On December 10, 2009 (announced December 11, 2009), the Board of Directors renewed its $250 million authorization through December 31, 2011. Under this authorized share repurchase program, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. We have not yet repurchased any shares under the December 2009 authorization.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with employee stock plans, we acquired 0.6 million common shares for $22.8 million and 0.2 million common shares for $13.3 million during the years ended December 31, 2009 and 2008, respectively.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the statutory financial statements as of December 31, 2009, we maintained aggregate statutory capital and surplus of $3.6 billion in our state regulated subsidiaries, $1.2 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

16. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2019. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an administrative expense, for all operating leases were as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Rent expense	$160,927	$142,885	$121,163
Sublease rental income	(9,049)	(9,283)	(10,254)

Net rent expense	$151,878	$133,602	$110,909

Future annual minimum payments due subsequent to December 31, 2009 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
For the years ending December 31:
2010	$133,634	$(1,431)	$132,203
2011	119,680	(788)	118,892
2012	99,004	(439)	98,565
2013	76,540	(147)	76,393
2014	59,875	(114)	59,761
Thereafter	110,180	(721)	109,459

Total	$598,913	$(3,640)	$595,273

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $65.9 million in 2010, $41.8 million in 2011, $16.0 million in 2012, $11.6 million in 2013, and $4.1 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we are not involved in any SPE transactions.

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

Government Contracts

Our Medicare business, which accounted for approximately 62% of our total premiums and ASO fees for the year ended December 31, 2009, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2010.

CMS is continuing to perform audits of selected Medicare Advantage plans of various companies to validate the provider coding practices and resulting economics under the actuarial risk-adjustment model used to calculate the individual member capitation paid to Medicare Advantage plans. Several Humana contracts have been selected by CMS for audit and we expect that CMS will continue conducting audits for the 2007 contract year and beyond.

We generally rely on providers to appropriately document all medical data including risk-adjustment data in their medical records and appropriately code their claim submissions, which we generally send to CMS as the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CMS has not formally announced its audit payment adjustment methodology, nor has CMS formally indicated whether the audit payment adjustment methodology will be based on a comparison to original Medicare coding accuracy. CMS has further indicated that it may make retroactive contract-level payment adjustments. Any such payment adjustments could occur as early as 2010, and could be effected prior to our, or other Medicare Advantage plans, having the opportunity to appeal audit findings or the underlying payment adjustment methodology. We continue to work with CMS and our industry group to submit comments to CMS regarding its proposed audit and appeals process, which CMS has published in a proposed rule and has referenced in informal guidance documents. We are unable to estimate the financial impact of any audits that may be conducted related to 2007 revenue and beyond or whether any findings would cause a change to our method of estimating future premium revenue in bid submissions made to CMS for future contract years, or compromise premium rate assumptions made in our bids for prior contract years. At this time, we do not know whether CMS will require payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using its method of extrapolating findings to the entire contract. However, if CMS requires payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using a method of extrapolating findings to the entire contract, and if we are unable to obtain any relief preventing the payment adjustments from being implemented, we believe that such adjustments would have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2009, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Health Insurance Administration, or PRHIA, for the East and Southeast regions were extended through December 31, 2009 with no change in terms. The PRHIA has confirmed its intention to extend the current contracts until June 30, 2010, with no changes in terms, and is in the process of executing such extensions.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 12% of our total premiums and ASO fees for the year ended December 31, 2009, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired March 31, 2009. Through an Amendment of Solicitation/ Modification of Contract to the TRICARE South Region contract, an additional one-year option period, the sixth

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option period, which runs from April 1, 2009 through March 31, 2010, was exercised by the government. The Amendment also provides for two additional six-month option periods: the seventh option period runs from April 1, 2010 through September 30, 2010 and the eighth option period runs from October 1, 2010 through March 31, 2011. Exercise of each of the seventh and eighth option periods is at the government’s option. On December 16, 2009, we were notified by Department of Defense TRICARE Management Activity, or TMA, that it intends to exercise its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods would effectively extend the TRICARE South Region contract through March 31, 2011. The contract’s transition provisions require the continuation of certain activities, primarily claims processing, during a wind-down period lasting approximately six months following the expiration date. Claims incurred on or prior to the expiration date would continue to be processed during the wind-down period under the terms existing prior to the expiration date.

As required under the current contract, the target underwritten health care cost and underwriting fee amounts for each option period are negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. At this time, we are not able to determine what actions TMA will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

Legal Proceedings

Securities Litigation

In March and April of 2008, Humana’s directors and certain of its officers (collectively, the “Derivative Defendants”) were named as defendants in two substantially similar shareholder derivative actions filed in the Circuit Court for Jefferson County, Kentucky (Del Gaizo v. McCallister et al., No. 08-CI-003527, filed on March 27, 2008; and Regiec v. McCallister et al., No. 08-CI-04236, filed on April 16, 2008). Humana was named as a nominal defendant. On May 12, 2008, the Circuit Court entered an order that consolidated the state court derivative actions into a single action captioned In re Humana Inc. Derivative Litigation, No. 08-CI-003527, and stayed that consolidated action pending the outcome of a motion to dismiss a federal securities class action, which was premised on the same allegations and asserted that Humana and certain of its officers and directors made materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The federal case, styled In re Humana Inc. Securities Litigation,

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 3:08-CV-162-JHM-DW, was dismissed with prejudice on June 23, 2009, and no appeal was filed. On September 21, 2009, the plaintiffs filed in the state court action a consolidated shareholder derivative complaint (the “Consolidated Derivative Complaint”), which, as noted above, is premised on the same events underlying the related federal securities class action. The Consolidated Derivative Complaint alleges, among other things, that some or all of the Derivative Defendants (i) failed to correct Humana’s allegedly inadequate controls relating to its bids filed with respect to its stand-alone Medicare Part D prescription drug plans (PDPs) for 2008, (ii) caused Humana to misrepresent its business prospects, (iii) failed to correct Humana’s earnings guidance, and (iv) caused Humana to charge co-payments for its PDPs that were based on incorrect estimates. The Consolidated Derivative Complaint asserts claims against the Derivative Defendants for breach of fiduciary duty, corporate waste, and unjust enrichment. The Consolidated Derivative Complaint also asserts claims against certain directors and officers of Humana for allegedly breaching their fiduciary duties by engaging in insider sales of Humana common stock and misappropriating Humana information. The Consolidated Derivative Complaint seeks the following relief, among other things: (i) damages in favor of Humana; (ii) an order directing Humana to take actions to reform and improve its internal governance and procedures, including holding shareholder votes on certain corporate governance policies and resolutions to amend Humana’s Bylaws or Articles of Incorporation; (iii) restitution and disgorgement of the Derivative Defendants’ alleged profits, benefits, and other compensation; (iv) an award of plaintiffs’ legal costs and expenses; and (v) other relief that the court deems just and proper. Neither Humana nor the Derivative Defendants have, as of yet, answered or otherwise responded to the Consolidated Derivative Complaint.

Provider Litigation

Humana Military Healthcare Services, Inc. (“HMHS”) has been named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against HMHS. The Sacred Heart Complaint alleges, among other things, that, HMHS breached its network agreements with a class of hospitals, including the seven named plaintiffs, in six states that contracted for reimbursement of outpatient services provided to beneficiaries of the Department of Defense’s TRICARE health benefits program (“TRICARE”). The Complaint alleges that HMHS breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). HMHS denies that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint seeks, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by HMHS, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requests damages and other relief the court deems just and proper for its individual claim against HMHS for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of “all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with [HMHS] to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with [HMHS] to submit any such disputes with [HMHS] to arbitration.” HMHS is challenging the certification of this class action. On October 9, 2008, HMHS petitioned the U.S. Court of Appeals for the Eleventh Circuit pursuant to Federal Rule of Civil Procedure 23(f) for permission to appeal on an interlocutory basis. On November 14, 2008, the Court of Appeals granted HMHS’s petition. On November 21, 2008, the district court stayed proceedings in the case pending the result of the appeal on the class issue or until further notice. Oral argument before the Court of Appeals was held on January 14, 2010. On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. HMHS, the named plaintiffs filed an arbitration

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs are seeking certification of a class consisting of all institutional healthcare service providers who had contracts with HMHS to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. HMHS submitted its response to the demand for arbitration on May 1, 2009.

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

The outcome of the securities litigation, provider litigation, and other current or future suits or governmental investigations cannot be accurately predicted with certainty, and it is reasonably possible that their outcomes may have a material adverse effect on our results of operations, financial position, and cash flows.

17. SEGMENT INFORMATION

We manage our business with two segments: Government and Commercial. The Government segment consists of beneficiaries of government benefit programs, and includes three lines of business: Medicare, Military, and Medicaid. The Commercial segment consists of members enrolled in our medical and specialty

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products marketed to employer groups and individuals. When identifying our segments, we aggregated products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing, benefits, and underwriting requirements. These segment groupings are consistent with information used by our Chief Executive Officer.

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

Our segment results were as follows for the years ended December 31, 2009, 2008, and 2007:

	Government Segment
	2009	2008	2007
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$16,413,301	$13,777,999	$11,173,417
Medicare stand-alone PDP	2,327,418	3,380,400	3,668,425

Total Medicare	18,740,719	17,158,399	14,841,842
Military services	3,426,739	3,218,270	2,839,790
Medicaid	646,195	591,535	555,594

Total premiums	22,813,653	20,968,204	18,237,226
Administrative services fees	108,442	85,868	73,659
Investment income	179,141	115,162	182,616
Other revenue	3,709	1,782	1,705

Total revenues	23,104,945	21,171,016	18,495,206

Operating expenses:
Benefits	19,038,423	18,007,907	15,279,610
Selling, general and administrative	2,360,176	2,223,153	2,042,249
Depreciation and amortization	139,728	124,094	108,291

Total operating expenses	21,538,327	20,355,154	17,430,150

Income from operations	1,566,618	815,862	1,065,056
Interest expense	69,012	30,622	37,525

Income before income taxes	$1,497,606	$785,240	$1,027,531

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 73% for 2009, 72% for 2008 and 71% for 2007.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Segment
	2009	2008	2007
	(in thousands)
Revenues:
Premiums:
Fully-insured:
PPO	$3,188,598	$3,582,692	$3,664,019
HMO	2,996,560	2,586,711	1,998,981

Total fully-insured	6,185,158	6,169,403	5,663,000
Specialty	927,940	927,237	534,121

Total premiums	7,113,098	7,096,640	6,197,121
Administrative services fees	387,693	366,011	317,856
Investment income	117,176	105,053	131,623
Other revenue	237,502	207,652	148,183

Total revenues	7,855,469	7,775,356	6,794,783

Operating expenses:
Benefits	5,736,579	5,700,326	4,990,921
Selling, general and administrative	1,867,359	1,721,499	1,434,219
Depreciation and amortization	110,546	96,256	76,521

Total operating expenses	7,714,484	7,518,081	6,501,661

Income from operations	140,985	257,275	293,122
Interest expense	36,831	49,667	31,353

Income before income taxes	$104,154	$207,608	$261,769

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

Reinsurance recoverables represent the portion of future policy benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other long- term assets, were $378.3 million at December 31, 2009 and $365.8 million at December 31, 2008. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was 59% at December 31, 2009 and 63% at December 31, 2008. Premiums ceded were $33.0 million in 2009, $34.2 million in 2008 and $13.4 million in 2007.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2009 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2009
	(in thousands)
Protective Life Insurance Company	$204,853	A+ (superior)
All others	173,423	A++ to A-(superior to excellent)

	$378,276

The all other category represents approximately 20 reinsurers with individual balances less than $45 million. Two of these reinsurers have placed $27.1 million of cash and securities in trusts, an amount at least equal to the recoverable from the reinsurer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

    of Humana Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder’s equity and of cash flows, present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries (“Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 19, 2010

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2009 and 2008 follows:

	2009
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$7,711,661	$7,898,889	$7,716,819	$7,633,045
Income before income taxes	293,762	439,950	469,348	398,700
Net income	205,717	281,780	301,519	250,659
Basic earnings per common share	1.23	1.68	1.80	1.49
Diluted earnings per common share	1.22	1.67	1.78	1.48

	2008
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$6,959,704	$7,350,862	$7,148,170	$7,487,636
Income before income taxes	123,928	325,014	282,860	261,046
Net income	80,170	209,896	183,008	174,080
Basic earnings per common share	0.48	1.26	1.10	1.04
Diluted earnings per common share	0.47	1.24	1.09	1.03

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation as of December 31, 2009, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 107.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Michael B. McCallister

President and Chief Executive Officer

James H. Bloem

Senior Vice President, Chief Financial Officer and Treasurer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the caption “Election of Directors” of such Proxy Statement.

Executive Officers of the Registrant

Set forth below are names and ages of all of our current executive officers as of February 19, 2010, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	57	President and Chief Executive Officer	09/89	(1)
James E. Murray	56	Chief Operating Officer	08/90	(2)
James H. Bloem	59	Senior Vice President—Chief Financial Officer and Treasurer	02/01	(3)
Bruce J. Goodman	68	Senior Vice President—Chief Service and Information Officer	04/99	(4)
Bonita C. Hathcock	61	Senior Vice President—Chief Human Resources Officer	05/99	(5)
Paul B. Kusserow	48	Senior Vice President—Chief Strategy Officer	02/09	(6)
Thomas J. Liston	48	Senior Vice President—Senior Products	01/97	(7)
V. Rajamannar Madabhushi	48	Senior Vice President—Chief Innovation and Marketing Officer	04/09	(8)
Heidi S. Margulis	56	Senior Vice President—Government Relations	12/95	(9)
Christopher M. Todoroff	47	Senior Vice President and General Counsel	08/08	(10)
Steven E. McCulley	48	Vice President and Controller (Principal Accounting Officer)	08/04	(11)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000. Mr. McCallister joined the Company in June 1974.
(2)	Mr. Murray currently serves as Chief Operating Officer, having held this position since February 2006. Prior to that, Mr. Murray held the position of Chief Operating Officer—Market and Business Segment Operations from September 2002 to February 2006. Mr. Murray joined the Company in December 1989.
(3)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Mr. Bloem joined the Company in February 2001.
(4)	Mr. Goodman currently serves as Senior Vice President and Chief Service and Information Officer, having held this position since September 2002. Mr. Goodman joined the Company in April 1999.
(5)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer, having held this position since May 1999 when she joined the Company.
(6)	Mr. Kusserow currently serves as Senior Vice President and Chief Strategy Officer, having held this position since February 2009 when he joined the Company. Prior to joining the Company, Mr. Kusserow served as Managing Director of Private Equity at the Chicago-based investment firm B.C. Ziegler and Company. He also served as Managing Director and Chief Investment Officer of the Ziegler HealthVest Fund, where he focused on early-stage investments in health care services and health care IT. From 2004 to 2007, he was Managing Director of San Ysidro Capital Partners LLC, a health care services consulting and investment advisory firm.
(7)	Mr. Liston currently serves as Senior Vice President—Senior Products, having held this position since July 2008. Prior to that, Mr. Liston held the position of Senior Vice President—Strategy and Corporate Development from July 2000 to June 2008. Mr. Liston joined the Company in December 1994.

(8)	Mr. Madabhushi currently serves as Senior Vice President and Chief Innovation and Marketing Officer and manages Humana’s Government Relations and Corporate Communications organizations and international businesses, having held this position since April 2009 when he joined the Company. Prior to joining the Company, Mr. Madabhushi had 24 years of global business management experience, including 15 years with Citigroup, the New York-based banking conglomerate. Mr. Madabhushi most recently served as Executive Vice President and Chief Marketing Officer of the Global Cards division of Citigroup. As Executive Vice President of Citigroup’s Credit Cards Business from 2006 to 2008, he managed the bank’s value, cash and rewards businesses, as well as the automotive and telecommunications sectors. He also headed the new product development and new payment technologies groups. From 2003 to 2005 he was Chairman and Chief Executive Officer of Diners Club North America.
(9)	Ms. Margulis currently serves as Senior Vice President—Government Relations, having held this position since January 2000. Ms. Margulis joined the Company in November 1985.
(10)	Mr. Todoroff currently serves as Senior Vice President and General Counsel, having held this position since August 2008. Prior to joining the Company, Mr. Todoroff served as Vice President, Senior Corporate Counsel and Corporate Secretary for Aetna Inc. from 2006 through July 2008. Mr. Todoroff joined Aetna’s Legal Department in 1995 and held various positions of increasing responsibility.
(11)	Mr. McCulley currently serves as Vice President and Controller (Principal Accounting Officer), having held this position since August 2004. Prior to that, he served as Vice President and Controller from January 2001 to August 2004. Mr. McCulley joined the Company in May 1990.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

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

Code of Business Conduct and Ethics

Since 1995, we have operated under an omnibus Code of Ethics and Business Conduct, known as the Humana Inc. Principles of Business Ethics, which includes provisions ranging from restrictions on gifts to conflicts of interest. All employees and directors are required to annually affirm in writing their acceptance of the code. The Humana Inc. Principles of Business Ethics was adopted by our Board of Directors in February 2004 as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Principles of Business Ethics is available on our web site at www.humana.com. Any waiver of the application of the Humana Inc. Principles of Business Ethics to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.

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

•	a determination of independence for each member;

•	the name, membership, role, and charter of each of the various committees of our Board of Directors;

•	the name(s) of the directors designated as a financial expert under rules and regulations promulgated by the SEC;

•	the process for designating a lead director to act at executive sessions of the non-management directors;

•	the pre-approval process of non-audit services provided by our independent accountants;

•	our by-laws and Certificate of Incorporation;

•	our Majority Vote policy;

•	our Related Persons Transaction Policy;

•	the process by which interested parties can communicate with directors;

•	the process by which stockholders can make director nominations (pursuant to our By-laws);

•	our Corporate Governance Guidelines;

•	our Insider Trading Policy;

•	stock ownership guidelines for directors and for executive officers;

•	the Humana Inc. Principles of Business Ethics and any waivers thereto; and

•	the Code of Ethics for the Chief Executive Officer and Senior Financial Officers and any waivers thereto.

Any waivers or amendments for directors or executive officers to the Humana Inc. Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors

None.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the caption “Corporate Governance-Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the caption “Corporate Governance-Committee Composition” of such Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation of the Company” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the captions “Certain Transactions with Management and Others” and “Independent Directors” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2010 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

Schedule I Parent Company Financial Information

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(b)	First Supplemental Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(c)	Second Supplemental Indenture, dated as of May 31, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on May 31, 2006).

(d)	Third Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(e)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(f)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006).

(g)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 11 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

10(a)*	1996 Stock Incentive Plan for Employees (incorporated herein by reference to Annex A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 9, 1996).

(b)*	1996 Stock Incentive Plan for Employees as amended in 1998 (incorporated herein by reference to Exhibit C to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 14, 1998).

(c)*	Humana Inc. Non-Qualified Stock Option Plan for Employees (incorporated herein by reference to Exhibit 99 to Humana Inc.’s Registration Statement on Form S-8 (Registration Statement No. 333-86801), filed on September 9, 1999).

(d)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(e)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(f)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit), filed herewith.

(g)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit), filed herewith.

(h)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 27, 2006).

(i)*	Humana Inc. Executive Management Incentive Compensation Plan, as amended and restated February 1, 2008 (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 24, 2008).

(j)*	Form of Change of Control Agreement amended on October 23, 2008 (incorporated herein by reference to Exhibit 10(n) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(k)*	Employment Agreement, dated as of May 16, 2008, by and between Humana Inc. and Michael B. McCallister (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on May 21, 2008).

(l)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(m)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on August 28, 2008) (incorporated by reference to Exhibit 10(q) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(n)*	Severance policy as amended and restated on October 23, 2007 (incorporated herein by reference to Exhibit 10(r) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(o)*	Summary of Changes to Humana Inc. Retirement Plans, as amended (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(p)*	Humana Supplemental Executive Retirement and Savings Plan, as amended and restated on December 13, 2007, (incorporated herein by reference to Exhibit 10(u) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(q)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(r)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(s)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(t)*	Form of Company’s Restricted Stock Agreement under the 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(cc) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(u)*	Form of Company’s Restricted Stock Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan, filed herewith.

(v)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Humana Inc.’s Current Report on Form 8-K filed December 21, 2005).

(w)*	Form of Company’s Combined Option and Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan, filed herewith.

(x)*	Form of Company’s Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan, filed herewith.

(y)*	Form of Company’s Restricted Stock Unit Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan, filed herewith.

(z)	Five-Year Credit Agreement, dated as of July 14, 2006 (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on July 19, 2006).

(aa)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as September 1, 2003 (incorporated herein by reference to Exhibit 10(gg) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(bb)**	Amendment of Solicitation/Modification of Contract, dated as of January 16, 2009, by and between Humana Military Healthcare Services, Inc. and the United States Department of Defense TRICARE Management Activity (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K, filed on March 3, 2009).

(cc)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(dd)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ee)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ff)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(gg)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(hh)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ii)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

(jj)	Form of Company’s Restricted Stock Unit Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan, filed herewith.

(kk)	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options without Non-Compete/Non-Solicit), filed herewith.

12	Computation of ratio of earnings to fixed charges, filed herewith.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21	List of subsidiaries, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	CEO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	CFO certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, filed herewith.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits 10(a) through and including 10(y) are compensatory plans or management contracts.
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2008 and 2009; (ii) the Consolidated Statements of Income for the years ended December 31, 2007, 2008 and 2009; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$345,792	$249,061
Investment securities	319,792	1,406
Receivable from operating subsidiaries	469,635	328,665
Securities lending collateral	961	955
Other current assets	210,261	336,141

Total current assets	1,346,441	916,228

Property and equipment, net	471,671	489,843
Investments in subsidiaries	7,197,247	6,552,295
Other long-term assets	29,505	29,384

Total assets	$9,044,864	$7,987,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$1,169,445	$1,055,420
Current portion of notes payable to operating subsidiaries	27,600	27,600
Book overdraft	63,573	29,309
Other current liabilities	277,518	446,143
Securities lending payable	1,000	1,000

Total current liabilities	1,539,136	1,559,472
Long-term debt	1,642,083	1,900,949
Notes payable to operating subsidiaries	8,550	8,550
Other long-term liabilities	79,092	61,589

Total liabilities	3,268,861	3,530,560

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 189,801,119 shares issued in 2009 and 187,856,684 shares issued in 2008	31,634	31,309
Capital in excess of par value	1,658,521	1,574,245
Retained earnings	4,429,611	3,389,936
Accumulated other comprehensive income (loss)	42,135	(175,243)
Treasury stock, at cost, 19,621,069 shares in 2009 and 19,031,229 shares in 2008	(385,898)	(363,057)

Total stockholders’ equity	5,776,003	4,457,190

Total liabilities and stockholders’ equity	$9,044,864	$7,987,750

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$1,057,185	$947,635	$829,515
Investment and other income, net	3,741	(2,872)	22,403

	1,060,926	944,763	851,918
Expenses:
Selling, general and administrative	836,005	767,405	683,562
Depreciation	162,028	134,461	119,076
Interest	104,204	79,212	71,258

	1,102,237	981,078	873,896

Loss before income taxes and equity in net earnings of subsidiaries	(41,311)	(36,315)	(21,978)
Benefit for income taxes	(44,247)	(19,493)	(16,103)

Income (loss) before equity in net earnings of subsidiaries	2,936	(16,822)	(5,875)
Equity in net earnings of subsidiaries	1,036,739	663,976	839,559

Net income	$1,039,675	$647,154	$833,684

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$911,090	$547,813	$682,374

Cash flows from investing activities:
Acquisitions	(5,867)	(341,288)	(548,251)
Purchases of investment securities	(597,858)	(7,528)	(25,147)
Proceeds from sale of investment securities	2,309	28,868	100,001
Maturities of investment securities	278,443	2,489	15,213
Purchases of property and equipment, net	(142,931)	(195,517)	(139,962)
Capital contributions to operating subsidiaries	(132,257)	(467,750)	(307,340)
Change in securities lending collateral	—	400,292	(400,211)

Net cash used in investing activities	(598,161)	(580,434)	(1,305,697)

Cash flows from financing activities:
Borrowings under credit agreement	—	1,175,000	1,685,000
Repayments under credit agreement	(250,000)	(1,725,000)	(1,335,000)
Proceeds from issuance of senior notes	—	749,247	—
Debt issue costs	—	(6,696)	—
Proceeds from swap termination	—	93,008	—
Repayment of notes issued to operating subsidiaries	—	—	(9,450)
Change in book overdraft	34,264	(27,720)	876
Change in securities lending payable	—	(400,292)	400,211
Common stock repurchases	(22,841)	(106,070)	(27,412)
Tax benefit from stock-based compensation	5,339	9,912	37,443
Proceeds from stock option exercises and other	17,040	10,965	61,643

Net cash (used in) provided by financing activities	(216,198)	(227,646)	813,311

Increase (decrease) in cash and cash equivalents	96,731	(260,267)	189,988
Cash and cash equivalents at beginning of year	249,061	509,328	319,340

Cash and cash equivalents at end of year	$345,792	$249,061	$509,328

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $774.1 million in 2009, $296.0 million in 2008 and $377.0 million in 2007.

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

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 1.90% to 6.65% and are payable in 2010 and 2014. We recorded interest expense of $1.3 million, $1.9 million and $2.7 million related to these notes for the years ended December 31, 2009, 2008 and 2007, respectively. During 2007, we repaid a $9.5 million note payable to operating subsidiaries in connection with the sale of the underlying building.

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

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the statutory financial statements as of December 31, 2009, we maintained aggregate statutory capital and surplus of $3.6 billion in our state regulated subsidiaries, $1.2 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

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

5. INCOME TAXES

The release of the liability for unrecognized tax benefits in 2009 as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006, reduced tax expense $16.8 million in 2009. Refer to Note 10 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of income taxes.

6. DEBT

Refer to Note 11 of the notes to consolidated financial statements in the Annual Report on Form 10-K for a description of debt.

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2009	$49,160	$—	$19,054	$1,730	$(19,112)	$50,832
2008	68,260	—	5,398	(2,611)	(21,887)	49,160
2007	45,589	—	28,922	796	(7,047)	68,260

Deferred tax asset valuation allowance:
2009	(28,063)	—	(2,030)	—	—	(30,093)
2008	—	(28,063)	—	—	—	(28,063)
2007	—	—	—	—	—	—

(1)	Represents changes in retroactive membership adjustments to premium revenues as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2010

/s/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	February 19, 2010

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Chairman of the Board	February 19, 2010

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	February 19, 2010

/s/ W. ROY DUNBAR W. Roy Dunbar	Director	February 19, 2010

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Director	February 19, 2010

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Director, President and Chief Executive Officer	February 19, 2010

/s/ WILLIAM J. MCDONALD William J. McDonald	Director	February 19, 2010

/s/ WILLIAM E. MITCHELL William E. Mitchell	Director	February 19, 2010

/s/ DAVID B. NASH, M.D. David B. Nash, M.D.	Director	February 19, 2010

/s/ JAMES J. O’BRIEN James J. O’Brien	Director	February 19, 2010

/s/ MARISSA T. PETERSON Marissa T. Peterson	Director	February 19, 2010

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	February 19, 2010