Form 10-Q
period 2010-03-31
HUMANA INC
filed 2010-04-27
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2010
$0.16 2/3 par value	170,197,311 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2010

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,813,993	$1,613,588
Investment securities	6,764,833	6,190,062
Receivables, less allowance for doubtful accounts of $54,758 in 2010 and $50,832 in 2009:
Premiums	1,091,372	811,800
Administrative services fees	13,226	11,820
Securities lending invested collateral	62,013	119,586
Other current assets	514,549	505,960

Total current assets	10,259,986	9,252,816

Property and equipment, net	665,909	679,142
Long-term investment securities	1,333,659	1,307,088
Goodwill	1,992,924	1,992,924
Other long-term assets	956,658	921,524

Total assets	$15,209,136	$14,153,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,707,033	$3,222,574
Trade accounts payable and accrued expenses	1,658,985	1,307,710
Book overdraft	236,038	374,464
Securities lending payable	68,221	126,427
Unearned revenues	235,584	228,817

Total current liabilities	5,905,861	5,259,992
Long-term debt	1,675,880	1,678,166
Future policy benefits payable	1,213,179	1,193,047
Other long-term liabilities	328,979	246,286

Total liabilities	9,123,899	8,377,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 189,981,964 shares issued at March 31, 2010 and 189,801,119 shares issued at December 31, 2009	31,664	31,634
Capital in excess of par value	1,688,768	1,658,521
Retained earnings	4,688,379	4,429,611
Accumulated other comprehensive income	69,994	42,135
Treasury stock, at cost, 19,784,653 shares at March 31, 2010 and 19,621,069 shares at December 31, 2009	(393,568)	(385,898)

Total stockholders’ equity	6,085,237	5,776,003

Total liabilities and stockholders’ equity	$15,209,136	$14,153,494

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(in thousands, except per share results)
Revenues:
Premiums	$8,161,863	$7,471,294
Administrative services fees	125,882	115,882
Investment income	85,455	69,544
Other revenue	67,394	54,941

Total revenues	8,440,594	7,711,661

Operating expenses:
Benefits	6,807,555	6,269,310
Selling, general and administrative	1,127,043	1,063,803
Depreciation and amortization	62,756	58,014

Total operating expenses	7,997,354	7,391,127

Income from operations	443,240	320,534

Interest expense	26,314	26,772

Income before income taxes	416,926	293,762

Provision for income taxes	158,158	88,045

Net income	$258,768	$205,717

Basic earnings per common share	$1.54	$1.23

Diluted earnings per common share	$1.52	$1.22

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$258,768	$205,717
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(8,694)	(1,043)
Stock-based compensation	27,339	15,676
Depreciation and amortization	62,756	58,014
(Benefit) provision for deferred income taxes	(20,862)	19,687
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(280,978)	(255,098)
Other assets	(29,177)	(61,907)
Benefits payable	484,459	32,920
Other liabilities	246,068	22,375
Unearned revenues	6,767	3,364
Other, net	8,205	5,815

Net cash provided by operating activities	754,651	45,520

Cash flows from investing activities
Acquisitions, net of cash acquired	0	(12,367)
Purchases of property and equipment	(39,028)	(39,047)
Purchases of investment securities	(1,525,349)	(1,403,906)
Maturities of investment securities	433,788	404,951
Proceeds from sales of investment securities	545,166	722,288
Change in securities lending collateral	58,206	71,283

Net cash used in investing activities	(527,217)	(256,798)

Cash flows from financing activities
Receipts from CMS contract deposits	438,108	528,965
Withdrawals from CMS contract deposits	(266,649)	(334,528)
Change in securities lending payable	(58,206)	(71,283)
Change in book overdraft	(138,426)	33,520
Common stock repurchases	(7,670)	(5,999)
Excess tax benefit from stock-based compensation	734	148
Proceeds from stock option exercises and other	5,080	1,234

Net cash (used in) provided by financing activities	(27,029)	152,057

Increase (decrease) in cash and cash equivalents	200,405	(59,221)
Cash and cash equivalents at beginning of period	1,613,588	1,970,423

Cash and cash equivalents at end of period	$1,813,993	$1,911,202

Supplemental cash flow disclosures:
Interest payments	$10,486	$10,943
Income tax payments, net	$5,210	$26,147

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2009, that was filed with the Securities and Exchange Commission, or the SEC, on February 19, 2010. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2009 for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. Under the new guidance, we are required to disclose additional information about movements of assets among the three-tier fair value hierarchy, present separately (that is, on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), and expand disclosures regarding the determination of fair value measurements. We adopted the new disclosure provisions for the quarter ended March 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for us beginning with the filing of our Form 10-Q for the three months ended March 31, 2011.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

3. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at March 31, 2010 and December 31, 2009, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$962,351	$8,223	$(1,943)	$968,631
Mortgage-backed securities	1,851,452	32,783	(9,887)	1,874,348
Tax-exempt municipal securities	2,116,790	45,908	(20,462)	2,142,236
Mortgage-backed securities:
Residential	83,171	383	(7,163)	76,391
Commercial	282,759	7,341	(485)	289,615
Asset-backed securities	200,713	1,032	(387)	201,358
Corporate debt securities	2,484,253	71,584	(11,924)	2,543,913
Redeemable preferred stock	2,000	—	—	2,000

Total debt securities	$7,983,489	$167,254	$(52,251)	$8,098,492

December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,005,203	$6,683	$(2,534)	$1,009,352
Mortgage-backed securities	1,675,667	24,324	(11,328)	1,688,663
Tax-exempt municipal securities	2,195,077	52,381	(23,417)	2,224,041
Mortgage-backed securities:
Residential	106,191	220	(10,999)	95,412
Commercial	285,014	3,252	(8,640)	279,626
Asset-backed securities	106,471	824	(107)	107,188
Corporate debt securities	2,043,721	57,173	(21,326)	2,079,568
Redeemable preferred stock	8,400	4,900	—	13,300

Total debt securities	$7,425,744	$149,757	$(78,351)	$7,497,150

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $66.5 million at March 31, 2010 and $126.1 million at December 31, 2009 were on loan. At March 31, 2010, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds, certificates of deposit, and short-term corporate and asset-backed securities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2010 and December 31, 2009, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$339,588	$(1,401)	$7,215	$(542)	$346,803	$(1,943)
Mortgage-backed securities	789,287	(9,655)	6,621	(232)	795,908	(9,887)
Tax-exempt municipal securities	700,985	(13,537)	174,860	(6,925)	875,845	(20,462)
Mortgage-backed securities:
Residential	278	(2)	51,170	(7,161)	51,448	(7,163)
Commercial	—	—	46,025	(485)	46,025	(485)
Asset-backed securities	91,594	(294)	2,123	(93)	93,717	(387)
Corporate debt securities	466,776	(4,468)	97,882	(7,456)	564,658	(11,924)

Total debt securities	$2,388,508	$(29,357)	$385,896	$(22,894)	$2,774,404	$(52,251)

December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$301,843	$(2,425)	$2,970	$(109)	$304,813	$(2,534)
Mortgage-backed securities	823,365	(11,005)	6,834	(323)	830,199	(11,328)
Tax-exempt municipal securities	598,520	(14,286)	198,327	(9,131)	796,847	(23,417)
Mortgage-backed securities:
Residential	1,771	(5)	73,178	(10,994)	74,949	(10,999)
Commercial	31,941	(359)	142,944	(8,281)	174,885	(8,640)
Asset-backed securities	1,930	(19)	2,179	(88)	4,109	(107)
Corporate debt securities	636,833	(9,354)	99,830	(11,972)	736,663	(21,326)

Total debt securities	$2,396,203	$(37,453)	$526,262	$(40,898)	$2,922,465	$(78,351)

Approximately 98% of our debt securities were investment-grade quality, with an average credit rating of AA by S&P at March 31, 2010. Most of the debt securities that are below investment-grade are rated BB or better, the higher end of the below investment-grade rating scale. At March 31, 2010, 16% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities, and 27% of our tax-exempt securities were insured by bond insurers and have an equivalent S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Residential and commercial mortgage-backed securities are primarily composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. All commercial mortgage-backed securities are rated AAA at March 31, 2010.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

All issuers of securities we own trading at an unrealized loss remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of March 31, 2010, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of March 31, 2010.

The detail of realized gains (losses) related to investment securities and included with investment income was as follows for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Gross realized gains	$19,913	$15,637
Gross realized losses	(11,219)	(14,594)

Net realized gains	$8,694	$1,043

There were no material other-than-temporary impairments for the three months ended March 31, 2010 or 2009.

The contractual maturities of debt securities available for sale at March 31, 2010, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)

Due within one year	$260,265	$261,012
Due after one year through five years	2,078,781	2,113,515
Due after five years through ten years	1,557,797	1,596,201
Due after ten years	1,668,551	1,686,052
Mortgage and asset-backed securities	2,418,095	2,441,712

Total debt securities	$7,983,489	$8,098,492

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. FAIR VALUE

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

Fair value of actively traded debt securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. We generally obtain one quoted price for each security from a third party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third party pricing service may use quoted market prices of comparable securities or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third party investment advisor. Based on our internal price verification procedures and review of fair value methodology documentation provided by the third party pricing service, there were no adjustments to the prices obtained from the third party pricing service during the three months ended March 31, 2010 or 2009 that were material to the condensed consolidated financial statements.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table summarizes our fair value measurements at March 31, 2010 and December 31, 2009 for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2010
Cash equivalents	$1,799,573	$1,799,573	$—	$—

Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	968,631	—	968,631	—
Mortgage-backed securities	1,874,348	—	1,874,348	—
Tax-exempt municipal securities	2,142,236	—	2,078,334	63,902
Mortgage-backed securities:
Residential	76,391	—	76,391	—
Commercial	289,615	—	289,615	—
Asset-backed securities	201,358	—	199,235	2,123
Corporate debt securities	2,543,913	—	2,536,116	7,797
Redeemable preferred stock	2,000	—	—	2,000

Total debt securities	8,098,492	—	8,022,670	75,822
Securities lending invested collateral	62,013	28,823	33,190	—

Total invested assets	$9,960,078	$1,828,396	$8,055,860	$75,822

December 31, 2009
Cash equivalents	$1,507,490	$1,507,490	$—	$—

Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,009,352	—	1,009,352	—
Mortgage-backed securities	1,688,663	—	1,688,663	—
Tax-exempt municipal securities	2,224,041	—	2,155,227	68,814
Mortgage-backed securities:
Residential	95,412	—	95,412	—
Commercial	279,626	—	279,626	—
Asset-backed securities	107,188	—	105,060	2,128
Corporate debt securities	2,079,568	—	2,071,087	8,481
Redeemable preferred stock	13,300	—	—	13,300

Total debt securities	7,497,150	—	7,404,427	92,723
Securities lending invested collateral	119,586	53,569	66,017	—

Total invested assets	$9,124,226	$1,561,059	$7,470,444	$92,723

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

During the three months ended March 31, 2010 and 2009, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2010			2009
	Auction Rate Securities	Privates and Venture Capital	Total	Auction Rate Securities	Privates and Venture Capital	Total
	(in thousands)
Beginning balance at January 1	$68,814	$23,909	$92,723	$73,654	$18,272	$91,926
Total gains or losses:
Realized in earnings	16	6,178	6,194	16	23	39
Unrealized in other comprehensive income	547	(4,775)	(4,228)	(210)	381	171
Purchases, sales, issuances, and settlements, net	(5,475)	(13,392)	(18,867)	(25)	(777)	(802)
Transfers into Level 3	—	—	—	—	605	605

Balance at March 31	$63,902	$11,920	$75,822	$73,435	$18,504	$91,939

Level 3 assets primarily include auction rate securities. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $63.9 million at March 31, 2010, or less than 1% of our total invested assets, primarily consist of tax-exempt bonds rated AAA and AA and collateralized by federally guaranteed student loans. Liquidity issues in the global credit markets have led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher, interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when (1) a successful auction occurs, (2) the securities are called or refinanced by the issuer, (3) a buyer is found outside the auction process, or (4) the security matures. We continue to receive income on all auction rate securities and from time to time full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices, and as such, unobservable inputs were used.

Our long-term debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,675.9 million at March 31, 2010 and $1,678.2 million at December 31, 2009. The fair value of our long-term debt was $1,698.6 million at March 31, 2010 and $1,596.4 million at December 31, 2009. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current rates estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of March 31, 2010 and December 31, 2009. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2010 provision will exceed 12 months as of March 31, 2010.

	March 31, 2010		December 31, 2009
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$2,815	$14,295	$2,165	$11,660
Trade accounts payable and accrued expenses	(193,593)	(576,948)	(146,750)	(402,854)

Net current liability	(190,778)	(562,653)	(144,585)	(391,194)

Other long-term assets	1,390	—	—	—
Other long-term liabilities	(76,229)	—	—	—

Net long-term liability	(74,839)	—	—	—

Total net liability	$(265,617)	$(562,653)	$(144,585)	$(391,194)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2010. The carrying amount of goodwill by segment was as follows at March 31, 2010:

	Commercial	Government	Total
	(in thousands)
Balance at March 31, 2010	$1,281,625	$711,299	$1,992,924

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2010 and December 31, 2009:

	Weighted Average Life	March 31, 2010			December 31, 2009
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	11.2 yrs	$314,885	$125,974	$188,911	$314,885	$117,748	$197,137
Provider contracts	16.0 yrs	42,753	9,125	33,628	42,753	8,281	34,472
Trade names and other	11.6 yrs	16,986	5,624	11,362	16,986	5,127	11,859

Total other intangible assets	11.7 yrs	$374,624	$140,723	$233,901	$374,624	$131,156	$243,468

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $9.6 million for the three months ended March 31, 2010 and $9.3 million for the three months ended March 31, 2009. The following table presents our estimate of amortization expense for 2010 and each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2010	$34,960
2011	31,501
2012	29,959
2013	27,035
2014	24,298
2015	18,966

7. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income, net of tax, for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Net income	$258,768	$205,717
Net unrealized investment gains and other, net of tax	27,859	318

Comprehensive income, net of tax	$286,627	$206,035

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
	(in thousands, except per share results)
Net income available for common stockholders	$258,768	$205,717

Weighted average outstanding shares of common stock used to compute basic earnings per common share	168,200	167,043
Dilutive effect of:
Employee stock options	599	631
Restricted stock	1,281	984

Shares used to compute diluted earnings per common share	170,080	168,658

Basic earnings per common share	$1.54	$1.23

Diluted earnings per common share	$1.52	$1.22

Number of antidilutive stock options and restricted stock excluded from computation	5,038	7,064

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. STOCK REPURCHASE AUTHORIZATION

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. We have not yet repurchased any shares under the December 2009 authorization. The share repurchase authorization expires on December 31, 2011.

In connection with employee stock plans, we acquired 0.2 million common shares for $7.7 million and 0.2 million common shares for $6.0 million during the three months ended March 31, 2010 and 2009, respectively.

10. INCOME TAXES

The effective income tax rate was 37.9% for the three months ended March 31, 2010, compared to 30.0% for the three months ended March 31, 2009. The reduction of the $16.8 million liability for unrecognized tax benefits as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006 reduced the effective income tax rate by 5.7% during the first quarter of 2009. In addition, the tax rate for the three months ended March 31, 2010 reflects the estimated impact of new limitations on the deductibility of annual employee compensation in excess of $500,000 as mandated by health care reforms enacted in March 2010.

11. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare business, which accounted for approximately 65% of our total premiums and ASO fees for the three months ended March 31, 2010, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2010.

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

We generally rely on providers to appropriately document all medical data including risk-adjustment data in their medical records and appropriately code their claim submissions, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. The CMS audits involve a review of a sample of provider medical records for the contracts being audited. Rates paid to Medicare Advantage plans are established under a bid model, the actuarial process whereby our premium is based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. As a result, we believe that an actuarially sound adjustment of payments from these audits would need to take into account the level of coding accuracy and provider medical record documentation completeness under the government’s original Medicare program, since the risk adjustment system, bids, benefit structures and payment rates were premised on that data. This would help to ensure that the audit methodology applied to Medicare

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Advantage plans accurately calculates the economic impact of the audit findings. Additionally, our payment received from CMS, as well as benefits offered and premiums charged to members, is based on bids that did not, by CMS design, include any assumption of retroactive audit payment adjustments. We believe that applying a retroactive audit adjustment after CMS acceptance of bids would improperly alter this process of establishing member benefits and premiums.

CMS has not formally announced its audit payment adjustment methodology, nor has CMS formally indicated whether the audit payment adjustment methodology will be based on a comparison to original Medicare coding accuracy. CMS has further indicated that it may make retroactive contract-level payment adjustments. Any such payment adjustments could occur as early as 2010, and could be effected prior to our, or other Medicare Advantage plans, having the opportunity to appeal the underlying payment adjustment methodology. We are unable to estimate the financial impact of any audits that may be conducted related to 2007 revenue and beyond or whether any findings would cause a change to our method of estimating future premium revenue in bid submissions made to CMS for future contract years, or compromise premium rate assumptions made in our bids for prior contract years. At this time, we do not know whether CMS will require payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using its method of extrapolating findings to the entire contract. However, if CMS requires payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using a method of extrapolating findings to the entire contract, and if we are unable to obtain any relief preventing the payment adjustments from being implemented, we believe that such adjustments would have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the three months ended March 31, 2010, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts with the Puerto Rico Health Insurance Administration, or PRHIA, for the East and Southeast regions were extended through June 30, 2010, with no change in terms. Currently, we expect that the PRHIA will issue a request for proposal for new contracts to become effective July 1, 2010.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 11% of our total premiums and ASO fees for the three months ended March 31, 2010, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired March 31, 2009 and was extended through March 31, 2010. On March 3, 2010, we were notified that the Department of Defense TRICARE Management Activity, or TMA, exercised its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods extends the TRICARE South Region contract through March 31, 2011. The contract’s transition provisions require the continuation of certain activities, primarily claims processing, during a wind-down period lasting approximately six months following the expiration date. Claims incurred on or prior to the expiration date would continue to be processed during the wind-down period under the terms existing prior to the expiration date.

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

Legal Proceedings

Securities Litigation

In March and April of 2008, Humana’s directors and certain of its officers (collectively, the “Derivative Defendants”) were named as defendants in two substantially similar shareholder derivative actions filed in the Circuit Court for Jefferson County, Kentucky (Del Gaizo v. McCallister et al., No. 08-CI-003527, filed on March 27, 2008; and Regiec v. McCallister et al., No. 08-CI-04236, filed on April 16, 2008). Humana was named as a nominal defendant. On May 12, 2008, the Circuit Court entered an order that consolidated the state court derivative actions into a single action captioned In re Humana Inc. Derivative Litigation, No. 08-CI-003527, and stayed that consolidated action pending the outcome of a motion to dismiss a federal securities class action, which was premised on the same allegations and asserted that Humana and certain of its officers and directors made materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The federal case, styled In re Humana Inc. Securities Litigation, No. 3:08-CV-162-JHM-DW, was dismissed with prejudice on June 23, 2009, and no appeal was filed. On September 21, 2009, the plaintiffs filed in the state court action a consolidated shareholder derivative complaint (the “Consolidated Derivative Complaint”), which, as noted above, is premised on the same events underlying the related federal securities class action. The Consolidated Derivative Complaint alleges, among other things, that some or all of the Derivative Defendants (i) failed to correct Humana’s allegedly inadequate controls relating to its bids filed with respect to its stand-alone Medicare Part D prescription drug plans (PDPs) for 2008, (ii) caused Humana to misrepresent its business prospects, (iii) failed to correct Humana’s earnings guidance, and (iv) caused Humana to charge co-payments for its PDPs that were based on incorrect estimates. The Consolidated Derivative Complaint asserts claims against the Derivative Defendants for breach of fiduciary duty, corporate waste, and unjust enrichment. The Consolidated Derivative Complaint also asserts claims against certain directors and officers of Humana for allegedly breaching their fiduciary duties by engaging in insider sales of Humana common stock and misappropriating Humana information. The Consolidated Derivative Complaint seeks the following relief, among other things: (i) damages in favor of Humana; (ii) an order directing Humana to take actions to reform and improve its internal governance and procedures, including holding shareholder votes on certain corporate governance policies and resolutions to amend Humana’s Bylaws or Articles of Incorporation; (iii) restitution and disgorgement of the Derivative Defendants’ alleged profits, benefits, and other compensation; (iv) an award of plaintiffs’ legal costs and expenses; and (v) other relief that the court deems just and proper. Neither Humana nor the Derivative Defendants have, as of yet, answered or otherwise responded to the Consolidated Derivative Complaint.

Provider Litigation

Humana Military Healthcare Services, Inc. (“Humana Military”) has been named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against Humana Military. The Sacred Heart Complaint alleges, among other things, that, Humana Military breached its network agreements

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

with a class of hospitals, including the seven named plaintiffs, in six states that contracted for reimbursement of outpatient services provided to beneficiaries of the Department of Defense’s TRICARE health benefits program (“TRICARE”). The Complaint alleges that Humana Military breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). Humana Military denies that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint seeks, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by Humana Military, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requests damages and other relief the court deems just and proper for its individual claim against Humana Military for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with Humana Military to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with Humana Military to submit any such disputes with Humana Military to arbitration. On October 9, 2008, Humana Military petitioned the U.S. Court of Appeals for the Eleventh Circuit pursuant to Federal Rule of Civil Procedure 23(f) for permission to appeal on an interlocutory basis. On November 14, 2008, the Court of Appeals granted Humana Military’s petition. On November 21, 2008, the district court stayed proceedings in the case pending the result of the appeal on the class issue or until further notice. Oral argument before the Court of Appeals was held on January 14, 2010. On March 3, 2010, the Court of Appeals reversed the district court’s class certification order, and Humana Military is awaiting a trial schedule for the proceedings.

On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. Humana Military Healthcare Services, Inc., the named plaintiffs filed an arbitration demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs originally sought certification of a class consisting of all institutional healthcare service providers who had contracts with Humana Military to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. Humana Military submitted its response to the demand for arbitration on May 1, 2009. The plaintiffs have subsequently withdrawn their motion for class certification, and Humana Military is awaiting a trial schedule for the proceedings.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

12. SEGMENT INFORMATION

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

The accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2009. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other revenue, interest expense, and goodwill, but no other assets or liabilities, to our segments. Members served by our two segments often utilize the same provider networks, in some instances enabling us to obtain more favorable contract terms with providers. Our segments also share indirect overhead costs and assets. As a result, the profitability of each segment is interdependent.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three months ended March 31, 2010 and 2009:

	Government Segment
	For the three months ended March 31,
	2010	2009
	(in thousands)

Revenues:
Premiums:
Medicare Advantage	$4,816,980	$4,060,459
Medicare stand-alone PDP	579,025	595,683

Total Medicare	5,396,005	4,656,142
Military services	844,994	871,171
Medicaid	164,703	156,660

Total premiums	6,405,702	5,683,973
Administrative services fees	27,528	20,333
Investment income	56,169	40,782
Other revenue	1,446	1,194

Total revenues	6,490,845	5,746,282

Operating expenses:
Benefits	5,505,828	4,933,913
Selling, general and administrative	649,877	597,211
Depreciation and amortization	36,186	32,569

Total operating expenses	6,191,891	5,563,693

Income from operations	298,954	182,589

Interest expense	19,781	16,488

Income before income taxes	$279,173	$166,101

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	For the three months ended March 31,
	2010	2009
	(in thousands)

Revenues:
Premiums:
Fully-insured
PPO	$742,481	$820,639
HMO	764,337	738,030

Total fully-insured	1,506,818	1,558,669
Specialty	249,343	228,652

Total premiums	1,756,161	1,787,321
Administrative services fees	98,354	95,549
Investment income	29,286	28,762
Other revenue	65,948	53,747

Total revenues	1,949,749	1,965,379

Operating expenses:
Benefits	1,301,727	1,335,397
Selling, general and administrative	477,166	466,592
Depreciation and amortization	26,570	25,445

Total operating expenses	1,805,463	1,827,434

Income from operations	144,286	137,945
Interest expense	6,533	10,284

Income before income taxes	$137,753	$127,661

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2009 that was filed with the SEC on February 19, 2010, in each case, as modified by the changes to these risk factors included in this document and other reports we filed subsequent to February 19, 2010 and are incorporated by reference herein. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2009 revenues of approximately $31.0 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of March 31, 2010, we had approximately 10.4 million members in our medical benefit plans, as well as approximately 7.2 million members in our specialty products.

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

Health Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010.

The provisions of these new laws include, among others, imposing significant new non-deductible federal premium taxes and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, additional mandated benefits and guarantee issuance associated with Commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and additional regulations governing premium rate increase requests. Already these new laws have affected our current period’s results of operations with a higher effective tax rate due to the limitation of deductible annual compensation over $500,000 per employee. Implementation of other provisions generally vary from as early as six months from the date of enactment to as long as 2018.

There are numerous steps required to implement these laws including, for example, regulation necessary to determine the methodology of calculating minimum ratios for medical expenditures. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business. There is also considerable uncertainty of the impact of these reforms on the health insurance market as a whole and on our competitors’ actions. However, the enacted reforms as well as future legislative changes may have a material adverse effect on our results of operations, including lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax, financial position, including goodwill recoverability, and cash flows. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

Government Segment

Our strategy and commitment to the Medicare programs have led to significant growth. Medicare Advantage fully-insured membership increased to 1,713,300 members at March 31, 2010, up 244,400 members, or 16.6% from 1,468,900 members at March 31, 2009 and up 204,800 members, or 13.6%, since December 31, 2009, primarily due to sales of group Medicare Advantage products and preferred provider organization, or PPO products. Average fully-insured Medicare Advantage membership increased 17.2% in the first quarter of 2010 compared to the first quarter of 2009. Likewise, Medicare Advantage premium revenues have increased 18.6% to $4.8 billion for the first quarter of 2010 from $4.1 billion in the first quarter of 2009. The mix of sales has continued to shift increasingly to our network-based PPO offerings, which is particularly important given the enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Improvements Act, discussed more fully below. Fully-insured Medicare Advantage members enrolled in network-based products was approximately 72% at March 31, 2010 compared to 63% at December 31, 2009 and 61% at March 31, 2009, with our PPO membership increasing 92.4% from March 31, 2009 to March 31, 2010.

Due to the enactment of the Improvements Act in July 2008, beginning in 2011, sponsors of Medicare Advantage Private Fee-For-Service, or PFFS, plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. We have 480,900 PFFS members, or approximately 28% of our total Medicare Advantage membership at March 31, 2010, down from 37% at December 31, 2009. Approximately 85% of our PFFS members at March 31, 2010 resided in geographies where we have developed a provider network and offer a networked plan. We are continuing to implement various operational and strategic initiatives, including further developing our networks and building network-based plan offerings to address the adequate network requirement. We anticipate these initiatives, together with certain counties’ exemption from the network requirement, to result in more than 95% of our PFFS members having the choice of remaining in a Humana plan in 2011.

On April 5, 2010, CMS announced that Medicare Advantage payment rates will remain flat in 2011. We believe we can effectively design Medicare Advantage products that address the flat rates while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

We also offer Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. Our Medicare stand-alone PDP membership declined to 1,917,100 members at March 31, 2010, down 10,800 members, or less than 1%, from December 31, 2009 and down 161,800 members, or 7.8%, from March 31, 2009, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Our quarterly Government segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the Government segment’s benefit ratio generally decreases as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affect the quarterly benefit ratio pattern.

Our military services business primarily consists of the TRICARE South Region contract. On March 3, 2010, the TMA exercised its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods extends the TRICARE South Region contract through March 31, 2011. In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. At this time, we are not able to determine what actions TMA will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award. For the three months ended March 31, 2010, premiums and ASO fees associated with the TRICARE South Region contract were $840.8 million, or 10.1% of our total premiums and ASO fees. We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at March 31, 2010, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Military services goodwill was not impaired at March 31, 2010. We expect that as the ultimate March 31, 2011 contract end date nears, if our current contract is not extended further and we are not awarded the new third generation TRICARE program contract for the South Region, future cash flows will not be sufficient to warrant recoverability of all or a portion of the TRICARE goodwill. In this event, we expect a goodwill impairment could occur during the second half of 2010.

Commercial Segment

Commercial segment pretax earnings increased $10.1 million, or 7.9%, from March 31, 2009 to March 31, 2010 primarily due to prior year favorable reserve releases not in the ordinary course of business in the first quarter of 2010, partially offset by the continued impact of the highly competitive environment and economic conditions. Commercial segment medical membership at March 31, 2010 of 3,331,500 decreased 140,000 members, or 4.0% from March 31, 2009. The decline in membership primarily was a result of the highly competitive environment as well as economic conditions including high levels of unemployment. Due to the economic conditions, small groups have been dropping coverage and we have experienced increased in-group member attrition as employers reduce their workforce levels. The membership declines were partially offset by enrollment gains in our individual products. Individual membership at March 31, 2010 increased 10.2% from March 31, 2009. This increase in individual membership, together with administrative costs associated with increased specialty and mail-order pharmacy business, led to a higher Commercial segment SG&A expense ratio.

Financial Position

At March 31, 2010, cash, cash equivalents and our investment securities totaled $9.9 billion, or 65.2% of total assets, with 18.3% of the $9.9 billion invested in cash and cash equivalents. Investment securities consist of debt securities of investment-grade quality with an average credit rating by S&P of AA at March 31, 2010 and an average duration of approximately 4.3 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.6 years. We had $4.1 million of mortgage-backed securities associated with Alt-A or subprime loans at March 31, 2010 and no collateralized debt obligations.

Our net unrealized position improved $43.6 million from a net unrealized gain position of $71.4 million at December 31, 2009, to a net unrealized gain position of $115.0 million at March 31, 2010. Gross unrealized losses were $52.3 million at March 31, 2010 compared to $78.4 million at December 31, 2009. Gross unrealized gains were $167.3 million at March 31, 2010 compared to $149.8 million at December 31, 2009. All issuers of securities we own trading at an unrealized loss remain current on all contractual payments. We believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of March 31, 2010, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized costs basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of March 31, 2010.

There were no material other-than-temporary impairments for the three months ended March 31, 2010 or 2009. We continuously review our investment portfolios. There is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

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

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures in the foreseeable future, as well as to refinance or repay debt. Our long-term debt, consisting primarily of senior notes, of $1,675.9 million represented 21.6% of total capitalization at March 31, 2010 declining from 22.5% at December 31, 2009. The earliest maturity of our senior notes is in June 2016. We have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of March 31, 2010, there were no borrowings outstanding under this credit agreement.

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

Based on the most recently filed statutory financial statements as of December 31, 2009, we maintained aggregate statutory capital and surplus of $3.7 billion in our state regulated subsidiaries, $1.3 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Other Highlights

•

As more fully described on page 59 of our Form 10-K for the year ended December 31, 2009, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. During the three months ended March 31, 2010, we experienced prior year favorable reserve releases not in the ordinary course of business in both our Government and Commercial segments of approximately $100 million in the aggregate, or $0.37 per diluted common share. The favorable reserve development primarily resulted from improvements in the claims processing environment and to a lesser extent, better than originally estimated utilization in the fourth quarter of 2009. We believe we have consistently applied our methodology in determining our best estimate for benefits payable.

•

Operating cash flows increased $709.2 million to $754.7 million for the three months ended March 31, 2010 compared to $45.5 million for the three months ended March 31, 2009. The increase primarily was due to enrollment gains in our Medicare Advantage business in the 2010 quarter together with the impact of the payment of run-off claims associated with enrollment losses in our stand-alone PDP business in the 2009 quarter. Premiums generally are collected in advance of claim payments by a period of up to several months.

•

The number of employees decreased by 500, or 1.8%, to 27,600 at March 31, 2010 from 28,100 at December 31, 2009, as we align the size of our workforce with our membership. We expect continued workforce attrition during the remainder of 2010.

•

In April 2010, we announced that we formed an alliance with CIGNA Corporation to sell Group Medicare Advantage alliance products through large employers that are expected to be available beginning July 1, 2010, subject to regulatory approvals. Under the terms of the alliance, we and CIGNA will coordinate services and share financial results equally.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. Under the new guidance, we are required to disclose additional information about movements of assets among the three-tier fair value hierarchy, present separately (that is, on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), and expand disclosures regarding the determination of fair value measurements. We adopted the new disclosure provisions for the quarter ended March 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for us beginning with the filing of our Form 10-Q for the three months ended March 31, 2011.

Comparison of Results of Operations for 2010 and 2009

The following discussion primarily deals with our results of operations for the three months ended March 31, 2010, or the 2010 quarter, and the three months ended March 31, 2009, or the 2009 quarter.

The following table presents certain financial data for our two segments:

	For the three months ended March 31,		Change
	2010	2009	Dollars	Percentage
	(dollars in thousands)
Premium revenues:

Medicare Advantage	$4,816,980	$4,060,459	$756,521	18.6%
Medicare stand-alone PDP	579,025	595,683	(16,658)	(2.8)%

Total Medicare	5,396,005	4,656,142	739,863	15.9%
Military services	844,994	871,171	(26,177)	(3.0)%
Medicaid	164,703	156,660	8,043	5.1%

Total Government	6,405,702	5,683,973	721,729	12.7%

Fully-insured	1,506,818	1,558,669	(51,851)	(3.3)%
Specialty	249,343	228,652	20,691	9.0%

Total Commercial	1,756,161	1,787,321	(31,160)	(1.7)%

Total	$8,161,863	$7,471,294	$690,569	9.2%

Administrative services fees:
Government	$27,528	$20,333	$7,195	35.4%
Commercial	98,354	95,549	2,805	2.9%

Total	$125,882	$115,882	$10,000	8.6%

Income before income taxes:
Government	$279,173	$166,101	$113,072	68.1%
Commercial	137,753	127,661	10,092	7.9%

Total	$416,926	$293,762	$123,164	41.9%

Benefit ratios (a):
Government	86.0%	86.8%		(0.8)%
Commercial	74.1%	74.7%		(0.6)%

Total	83.4%	83.9%		(0.5)%

SG&A expense ratios (b):
Government	10.1%	10.5%		(0.4)%
Commercial	24.8%	24.1%		0.7%

Total	13.5%	13.9%		(0.4)%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses (SG&A) as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at March 31, 2010 and 2009:

	March 31,		Change
	2010	2009	Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,713,300	1,468,900	244,400	16.6%
Medicare Advantage ASO	29,000	—	29,000	100.0%

Total Medicare Advantage	1,742,300	1,468,900	273,400	18.6%

Medicare stand-alone PDP	1,917,100	2,078,900	(161,800)	(7.8)%

Total Medicare	3,659,400	3,547,800	111,600	3.1%

Military services	1,756,800	1,746,600	10,200	0.6%
Military services ASO	1,274,600	1,244,000	30,600	2.5%

Total military services	3,031,400	2,990,600	40,800	1.4%

Medicaid	398,600	385,200	13,400	3.5%

Total Government	7,089,400	6,923,600	165,800	2.4%

Commercial segment:
Fully-insured	1,743,000	1,893,700	(150,700)	(8.0)%
ASO	1,588,500	1,577,800	10,700	0.7%

Total Commercial	3,331,500	3,471,500	(140,000)	(4.0)%

Total medical membership	10,420,900	10,395,100	25,800	0.2%

Specialty Membership:
Commercial segment (a)	7,237,900	6,535,100	702,800	10.8%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $258.8 million, or $1.52 per diluted common share, in the 2010 quarter compared to $205.7 million, or $1.22 per diluted common share, in the 2009 quarter. The increase primarily was due to improved operating performance in the Government segment as a result of an increase in average Medicare Advantage membership as well as prior year favorable reserve releases not in the ordinary course of business in the 2010 quarter in both our Government and Commercial segments (approximately $0.37 per diluted common share). The favorable reserve development primarily resulted from improvements in the claims processing environment and to a lesser extent, better than originally estimated utilization in the fourth quarter of 2009. Net income for the 2009 quarter also included the favorable impact of the reduction of the liability for unrecognized tax benefits ($0.10 per diluted common share) as a result of audit settlements.

Premium Revenues and Medical Membership

Premium revenues increased $690.6 million, or 9.2%, to $8.2 billion for the 2010 quarter, compared to $7.5 billion for the 2009 quarter primarily due to higher premium revenues in the Government segment. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $721.7 million, or 12.7%, to $6.4 billion for the 2010 quarter compared to $5.7 billion for the 2009 quarter, primarily attributable to higher average Medicare Advantage membership and an increase in per member premiums. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average fully-insured Medicare Advantage membership increased 17.2% for the 2010 quarter compared to the 2009 quarter. Of the 244,400 increase in fully-insured Medicare Advantage members since March 31, 2009, approximately 108,000 members were associated with a new group Medicare Advantage contract added during the first quarter of 2010, with sales of our PPO products driving the majority of the increase in individual Medicare Advantage membership. Total fully-insured group Medicare Advantage membership was 267,200 at March 31, 2010, an increase of 176,300 members from 90,900 at March 31, 2009. Medicare Advantage per member premiums increased approximately 1.3% during the 2010 quarter compared to the 2009 quarter. Medicare stand-alone PDP premium revenues decreased $16.7 million, or 2.8%, during the 2010 quarter compared to the 2009 quarter primarily due to a 12.6% decrease in average PDP membership since March 31, 2009 partially offset by an 11.2% increase in Medicare stand-alone PDP per member premiums during the 2010 quarter compared to the 2009 quarter. The decline in stand-alone PDP membership principally resulted from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Commercial segment premium revenues decreased $31.2 million, or 1.7%, to $1.8 billion for the 2010 quarter primarily due to a decline in fully-insured membership, partially offset by an increase in per member premiums. Fully-insured membership decreased 8.0%, or 150,700 members, to 1,743,000 at March 31, 2010 compared to 1,893,700 at March 31, 2009 primarily due to the impact of the highly competitive environment and economic conditions including high levels of unemployment which have led to small groups dropping coverage and increased in-group member attrition as employers reduce their workforce levels. Per member premiums for fully-insured group accounts increased 7.5% during the 2010 quarter compared to the 2009 quarter.

Administrative Services Fees

Our administrative services fees were $125.9 million for the 2010 quarter, an increase of $10.0 million, or 8.6%, from $115.9 million for the 2009 quarter, primarily due to an increase in per member fees. We expect our ASO membership to decline by approximately 114,000 members on July 1, 2010 due to the loss of a large group account.

Investment Income

Investment income totaled $85.5 million for the 2010 quarter, an increase of $16.0 million from $69.5 million for the 2009 quarter, primarily reflecting higher average invested balances as a result of the reinvestment of operating cash flow as well as an increase in net realized gains.

Other Revenue

Other revenue totaled $67.4 million for the 2010 quarter, an increase of $12.5 million from $54.9 million for the 2009 quarter. The increase primarily was attributable to increased revenue from growth related to RightSourceRxSM , our mail-order pharmacy.

Benefit Expense

Consolidated benefit expense was $6.8 billion for the 2010 quarter, an increase of $538.2 million, or 8.6%, from $6.3 billion for the 2009 quarter. The increase primarily was driven by an increase in the average number of Medicare Advantage members, as described below.

The consolidated benefit ratio for the 2010 quarter was 83.4%, a 50 basis points decrease from 83.9% for the 2009 quarter. The decrease primarily was attributable to a decline in both the Government and Commercial segment benefit ratios, as described below.

The Government segment’s benefit expenses increased $571.9 million, or 11.6%, in the 2010 quarter compared to the 2009 quarter primarily due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for the 2010 quarter was 86.0%, an 80 basis point decrease from the 2009 quarter of 86.8%, primarily driven by a 70 basis point decline in the Medicare benefit ratio. The decline in the Medicare benefit ratio primarily resulted from prior year favorable reserve releases not in the ordinary course of business of an estimated $86 million in the 2010 quarter, which decreased the benefit ratio by approximately 130 basis points.

Excluding the impact of these favorable reserve releases, the increase in the benefit ratio resulted from growth in our Medicare Advantage group business which generally carries a higher benefit ratio than our individual Medicare Advantage business.

The Commercial segment’s benefit expenses decreased $33.7 million, or 2.5%, during the 2010 quarter compared to the 2009 quarter primarily due to a decline in fully-insured membership and prior year favorable reserve releases not in the ordinary course of business of an estimated $14 million in the 2010 quarter. Fully-insured membership decreased 8.0%, or 150,700 members, to 1,743,000 at March 31, 2010 compared to 1,893,700 at March 31, 2009 primarily due to the impact of the highly competitive environment and economic conditions including high levels of unemployment which have led to small groups dropping coverage and increased in-group member attrition as employers reduce their workforce levels. The benefit ratio for the Commercial segment of 74.1% for the 2010 quarter decreased 60 basis points from the 2009 quarter benefit ratio of 74.7% primarily due to prior year favorable reserve releases not in the ordinary course of business in the 2010 quarter, which decreased the benefit ratio by approximately 80 basis points.

SG&A Expense

Consolidated SG&A expenses increased $63.2 million, or 5.9%, during the 2010 quarter compared to the 2009 quarter. The increase primarily was due to administrative costs associated with servicing higher average Medicare Advantage membership, partially offset by a decrease in the number of employees as a result of our administrative cost reduction strategies including planned workforce reductions in 2010. The number of employees decreased by 1,500 to 27,600 at March 31, 2010 from 29,100 at March 31, 2009, or 5.2%, and decreased by 500, or 1.8%, from 28,100 at December 31, 2009, as we align the size of our workforce with our membership. We expect continued workforce attrition during the remainder of 2010.

The consolidated SG&A expense ratio for the 2010 quarter was 13.5%, decreasing 40 basis points from 13.9% for the 2009 quarter primarily due to a decrease in the Government SG&A expense ratio, as described below.

Our Government and Commercial segments incur both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $52.7 million, or 8.8%, during the 2010 quarter compared to the 2009 quarter primarily due to administrative costs associated with servicing higher average Medicare Advantage membership. The Government segment SG&A expense ratio decreased 40 basis points from 10.5% for the 2009 quarter to 10.1% for the 2010 quarter. The decrease primarily resulted from efficiency gains associated with servicing higher average Medicare Advantage membership as well as our continued focus on administrative cost reductions.

The Commercial segment SG&A expenses increased $10.6 million, or 2.3%, during the 2010 quarter compared to the 2009 quarter. The Commercial segment SG&A expense ratio increased 70 basis points from 24.1% for the 2009 quarter to 24.8% for the 2010 quarter. The increase primarily was due to administrative costs associated with increased specialty and mail-order pharmacy business, as well as higher average individual product membership, partially offset by our continued focus on administrative cost reductions. Average individual product membership increased 11.4% during the 2010 quarter compared to the 2009 quarter. Individual accounts bear a higher SG&A expense ratio due to higher distribution costs as compared to larger accounts.

Depreciation and Amortization

Depreciation and amortization for the 2010 quarter totaled $62.8 million compared to $58.0 million for the 2009 quarter, an increase of $4.8 million, or 8.3%, primarily reflecting depreciation expense associated with capital expenditures.

Interest Expense

Interest expense was $26.3 million for the 2010 quarter, compared to $26.8 million for the 2009 quarter, a decrease of $0.5 million, or 1.9%, primarily due to lower average outstanding debt, partially offset by higher interest rates. The weighted average effective interest rate for all of our long-term debt was 6.28% and 5.53% for the 2010 and 2009 quarters, respectively.

Income Taxes

Our effective tax rate during the 2010 quarter of 37.9% compared to the effective tax rate of 30.0% in the 2009 quarter. The increase year-over-year primarily is due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of audit settlements which reduced the effective income tax rate by 5.7% during the 2009 quarter. In addition, the tax rate for the 2010 quarter reflects the estimated impact of new limitations on the deductibility of annual employee compensation in excess of $500,000 as mandated by health care reforms enacted in March 2010.

Membership

The following table presents our medical and specialty membership at March 31, 2010, and at the end of each quarter in 2009:

	2010	2009
	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,713,300	1,508,500	1,514,800	1,499,800	1,468,900
Medicare Advantage ASO	29,000	—	—	—	—

Total Medicare Advantage	1,742,300	1,508,500	1,514,800	1,499,800	1,468,900

Medicare stand-alone PDP	1,917,100	1,927,900	1,960,400	1,992,000	2,078,900

Total Medicare	3,659,400	3,436,400	3,475,200	3,491,800	3,547,800

Military services	1,756,800	1,756,000	1,754,300	1,753,400	1,746,600
Military services ASO	1,274,600	1,278,400	1,260,800	1,254,900	1,244,000

Total military services	3,031,400	3,034,400	3,015,100	3,008,300	2,990,600

Medicaid	398,600	401,700	399,800	393,600	385,200

Total Government	7,089,400	6,872,500	6,890,100	6,893,700	6,923,600

Commercial segment:
Fully-insured	1,743,000	1,839,500	1,860,700	1,871,700	1,893,700
ASO	1,588,500	1,571,300	1,566,200	1,576,200	1,577,800

Total Commercial	3,331,500	3,410,800	3,426,900	3,447,900	3,471,500

Total medical members	10,420,900	10,283,300	10,317,000	10,341,600	10,395,100

Specialty Membership:
Commercial segment (a)	7,237,900	7,109,900	7,073,700	6,585,800	6,535,100

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members could be counted more than once since members have the ability to choose multiple products.

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

Cash and cash equivalents increased to $1,814.0 million at March 31, 2010 from $1,613.6 million at December 31, 2009. The change in cash and cash equivalents for the three months ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009
	(in thousands)
Net cash provided by operating activities	$754,651	$45,520
Net cash used in investing activities	(527,217)	(256,798)
Net cash (used in) provided by financing activities	(27,029)	152,057

Increase (decrease) in cash and cash equivalents	$200,405	$(59,221)

Cash Flow from Operating Activities

The increase in operating cash flows from the 2009 quarter to the 2010 quarter primarily results from enrollment gains in our Medicare Advantage business in the 2010 quarter together with the impact of enrollment losses in our stand-alone PDP business in the 2009 quarter. Cash flows were positively impacted by Medicare enrollment gains in the 2010 quarter because premiums generally are collected in advance of claim payments by a period of up to several months. Conversely, during the 2009 quarter, cash flows were negatively impacted by the payment of run-off claims associated with enrollment losses in our stand-alone PDP business.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and ASO fees and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009	2010 Quarter Change	2009 Quarter Change
	(in thousands)
Military services:
Base receivable	$455,664	$451,248	$4,416	$36,192
Change orders	1,627	2,024	(397)	828

Military services subtotal	457,291	453,272	4,019	37,020

Medicare	502,780	238,056	264,724	198,897
Commercial and other	199,285	183,124	16,161	10,541
Allowance for doubtful accounts	(54,758)	(50,832)	(3,926)	1,733

Total net receivables	$1,104,598	$823,620	280,978	248,191

Reconciliation to cash flow statement:
Receivables from acquisition			—	6,907

Change in receivables per cash flow statement			$280,978	$255,098

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $4.4 million increase in base receivables from December 31, 2009 to March 31, 2010 and the $36.2 million increase in base receivables from December 31, 2008 to March 31, 2009.

Medicare receivables increased $264.7 million from December 31, 2009 to March 31, 2010 compared to an increase of $198.9 million from December 31, 2008 to March 31, 2009. Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model, contractually scheduled for mid-year collection.

The detail of benefits payable was as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009	2010 Quarter Change	2009 Quarter Change
	(in thousands)
IBNR (1)	$2,205,780	$1,902,700	$303,080	$4,302
Military services benefits payable (2)	261,688	279,195	(17,507)	5,043
Reported claims in process (3)	402,635	357,718	44,917	(99,710)
Other benefits payable (4)	836,930	682,961	153,969	123,285

Total benefits payable	$3,707,033	$3,222,574	$484,459	$32,920

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2009 to March 31, 2010 primarily was due to an increase in IBNR as well as an increase in amounts owed to providers under capitated and risk sharing arrangements, both primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2008 to March 31, 2009 primarily was due to an increase in amounts owed to providers under capitated and risk sharing arrangements primarily as a result of Medicare Advantage membership growth, partially offset by a decrease in the amount of processed but unpaid claims, including pharmacy claims.

In addition to the timing of receipts for premiums and ASO fees and payments of benefit expenses, other working capital items impacting operating cash flows primarily resulted from the timing of payments for taxes and the Medicare Part D risk corridor provisions of our contracts with CMS.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $546.4 million in the 2010 quarter and $276.7 in the 2009 quarter. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $39.0 million in both the 2010 quarter and the 2009 quarter. Excluding acquisitions, we expect total capital expenditures in 2010 of approximately $200 million.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $171.5 million higher than claims payments during the 2010 quarter and $194.4 million higher than claim payments during the 2009 quarter.

The remainder of the cash used in or provided by financing activities in the 2010 and 2009 quarters primarily resulted from the change in the securities lending payable. The decrease in securities lending since 2008 resulted from lower margins earned under the program.

During the 2010 and 2009 quarters, there were no repurchases of common shares under the stock repurchase plan authorized by the Board of Directors.

Future Sources and Uses of Liquidity

Stock Repurchase Authorization

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. We have not yet repurchased any shares under the December 2009 authorization. The share repurchase authorization expires on December 31, 2011.

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

Credit Agreement

Our 5-year, $1.0 billion unsecured revolving credit agreement expires in July 2011. Under the credit agreement, at our option, we can borrow on either a revolving credit basis or a competitive advance basis. The revolving credit portion bears interest at either a fixed rate or floating rate based on LIBOR plus a spread. The spread, currently 50 basis points, varies depending on our credit ratings ranging from 27 to 80 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 12.5 basis points, may fluctuate between 8 and 20 basis points, depending upon our credit ratings. In addition, a utilization fee of 10 basis points is payable for each day in which borrowings under the facility exceed 50% of the total $1.0 billion commitment. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $3,517.3 million at March 31, 2010 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $6,085.2 million and a leverage ratio of 0.8:1, as measured in accordance with the credit agreement as of March 31, 2010.

At March 31, 2010, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $4.0 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of March 31, 2010, we had $996.0 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.4 million at March 31, 2010 represent junior subordinated debt assumed in an acquisition of $36.1 million and financing for the renovation of a building of $1.3 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2010 was BBB- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1.9 million, up to a maximum 100 basis points, or annual interest expense by $7.5 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company increased $64.2 million to $729.8 million at March 31, 2010 compared to $665.6 million at December 31, 2009. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2009, we maintained aggregate statutory capital and surplus of $3.7 billion in our state regulated subsidiaries, $1.3 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Until October 7, 2008, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. As a result, changes in interest rates generally resulted in an increase or decrease to investment income partially offset by a corresponding decrease or increase to interest expense, partially hedging our exposure to interest rate risk. However, due to extreme volatility in the securities and credit markets, LIBOR increased while the interest rate we would earn on invested assets like cash and cash equivalents decreased. As a result, we terminated all of our interest rate swap agreements, fixing the average interest rate under our senior notes at 6.08%. In exchange for terminating our rights under the interest rate swap agreements, we received $93.0 million in cash from the counterparties representing the fair value of the swap assets. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. There were no borrowings outstanding under our credit agreement at March 31, 2010.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA at March 31, 2010. Our net unrealized position improved $43.6 million from a net unrealized gain position of $71.4 million at December 31, 2009 to a net unrealized gain position of $115.0 million at March 31, 2010. As of March 31, 2010, we had gross unrealized losses of $52.3 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the three months ended March 31, 2010. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.6 years as of March 31, 2010. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $356 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2010.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 11 to the condensed consolidated financial statements beginning on page 15 of this Form 10-Q.

Item 1A.	Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on February 19, 2010:

•

Recently enacted health care reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, could have a material adverse effect on our results of operations, including lowering our Medicare payment rates and increasing our expenses associated with a non-deductible federal premium tax; financial position, including goodwill recoverability; and cash flows. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010.

The provisions of these new laws include, among others, imposing significant new non-deductible federal premium taxes and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, additional mandated benefits and guarantee issuance associated with Commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and additional regulations governing premium rate increase requests. Implementation of the provisions of these new laws generally vary from as early as six months from the date of enactment to as long as 2018.

There are numerous steps required to implement these laws including, for example, regulation necessary to determine the methodology of calculating minimum ratios for medical expenditures. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business. There is also considerable uncertainty of the impact of these reforms on the health insurance market as a whole and on our competitors’ actions. However, the enacted reforms as well as future legislative changes may have a material adverse affect on our results of operations, including lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax, financial position, including goodwill recoverability, and cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, our business may be materially adversely affected. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in our reports filed with the SEC from time to time, including our annual reports on Form 10-K and current reports on Form 8-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Reserved

Item 5:	Other Information

None.

Item 6:	Exhibits

3(i)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

3(ii)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and March 31, 2009, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009, respectively; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: April 27, 2010	By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: April 27, 2010	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)