Form 10-Q
period 2010-06-30
HUMANA INC
filed 2010-08-02
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2010
$0.16 2/3 par value	169,232,426 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2010

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,998,982	$1,613,588
Investment securities	6,882,063	6,190,062
Receivables, less allowance for doubtful accounts of $51,161 in 2010 and $50,832 in 2009:
Premiums	1,310,269	811,800
Administrative services fees	14,833	11,820
Securities lending invested collateral	45,234	119,586
Other current assets	535,708	505,960

Total current assets	10,787,089	9,252,816

Property and equipment, net	660,223	679,142
Long-term investment securities	1,405,734	1,307,088
Goodwill	1,994,593	1,992,924
Other long-term assets	842,931	921,524

Total assets	$15,690,570	$14,153,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,829,723	$3,222,574
Trade accounts payable and accrued expenses	1,666,386	1,307,710
Book overdraft	239,916	374,464
Securities lending payable	51,618	126,427
Unearned revenues	209,346	228,817

Total current liabilities	5,996,989	5,259,992
Long-term debt	1,673,565	1,678,166
Future policy benefits payable	1,227,348	1,193,047
Other long-term liabilities	313,843	246,286

Total liabilities	9,211,745	8,377,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 190,046,852 shares issued at June 30, 2010 and 189,801,119 shares issued at December 31, 2009	31,674	31,634
Capital in excess of par value	1,704,035	1,658,521
Retained earnings	5,028,455	4,429,611
Accumulated other comprehensive income	158,428	42,135
Treasury stock, at cost, 20,814,426 shares at June 30, 2010 and 19,621,069 shares at December 31, 2009	(443,767)	(385,898)

Total stockholders’ equity	6,478,825	5,776,003

Total liabilities and stockholders’ equity	$15,690,570	$14,153,494

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share results)
Revenues:
Premiums	$8,376,751	$7,642,527	$16,538,614	$15,113,821
Administrative services fees	126,744	118,694	252,626	234,576
Investment income	79,790	75,340	165,245	144,884
Other revenue	69,436	62,328	136,830	117,269

Total revenues	8,652,721	7,898,889	17,093,315	15,610,550

Operating expenses:
Benefits	6,859,565	6,367,545	13,667,120	12,636,855
Selling, general and administrative	1,161,790	1,004,342	2,288,833	2,068,145
Depreciation and amortization	69,290	60,478	132,046	118,492

Total operating expenses	8,090,645	7,432,365	16,087,999	14,823,492

Income from operations	562,076	466,524	1,005,316	787,058

Interest expense	26,222	26,574	52,536	53,346

Income before income taxes	535,854	439,950	952,780	733,712

Provision for income taxes	195,778	158,170	353,936	246,215

Net income	$340,076	$281,780	$598,844	$487,497

Basic earnings per common share	$2.02	$1.68	$3.56	$2.92

Diluted earnings per common share	$2.00	$1.67	$3.52	$2.89

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$598,844	$487,497
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(7,976)	(9,550)
Stock-based compensation	39,627	33,022
Depreciation and amortization	132,046	118,492
Benefit for deferred income taxes	(81,267)	(34,825)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(501,482)	(494,139)
Other assets	73,683	(18,827)
Benefits payable	607,149	205,618
Other liabilities	219,163	(98,447)
Unearned revenues	(19,471)	6,757
Other, net	19,646	11,782

Net cash provided by operating activities	1,079,962	207,380

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,669)	(12,367)
Purchases of property and equipment	(91,427)	(82,602)
Purchases of investment securities	(2,759,168)	(2,839,775)
Maturities of investment securities	1,014,032	604,535
Proceeds from sales of investment securities	1,091,282	1,751,441
Change in securities lending collateral	74,809	133,691

Net cash used in investing activities	(672,141)	(445,077)

Cash flows from financing activities
Receipts from CMS contract deposits	880,252	1,034,642
Withdrawals from CMS contract deposits	(643,976)	(723,413)
Repayments under credit agreement	0	(250,000)
Change in securities lending payable	(74,809)	(133,691)
Change in book overdraft	(134,548)	(70,689)
Common stock repurchases	(57,869)	(5,999)
Excess tax benefit from stock-based compensation	1,264	244
Proceeds from stock option exercises and other	7,259	1,289

Net cash used in financing activities	(22,427)	(147,617)

Increase (decrease) in cash and cash equivalents	385,394	(385,314)
Cash and cash equivalents at beginning of period	1,613,588	1,970,423

Cash and cash equivalents at end of period	$1,998,982	$1,585,109

Supplemental cash flow disclosures:
Interest payments	$55,855	$56,635
Income tax payments, net	$356,390	$260,380

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. Under the new guidance, we are required to disclose additional information about movements of assets among the three-tier fair value hierarchy, present separately (that is, on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), and expand disclosures regarding the determination of fair value measurements. We adopted the new disclosure provisions for the quarter ended March 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which will be effective for us beginning with the filing of our Form 10-Q for the three months ended March 31, 2011.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

3. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at June 30, 2010 and December 31, 2009, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$887,265	$18,356	$(90)	$905,531
Mortgage-backed securities	1,882,962	64,386	(878)	1,946,470
Tax-exempt municipal securities	2,113,807	61,456	(10,816)	2,164,447
Mortgage-backed securities:
Residential	79,861	667	(5,792)	74,736
Commercial	275,853	11,616	(159)	287,310
Asset-backed securities	226,316	1,778	(194)	227,900
Corporate debt securities	2,561,989	132,438	(18,024)	2,676,403
Redeemable preferred stock	5,000	0	0	5,000

Total debt securities	$8,033,053	$290,697	$(35,953)	$8,287,797

December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,005,203	$6,683	$(2,534)	$1,009,352
Mortgage-backed securities	1,675,667	24,324	(11,328)	1,688,663
Tax-exempt municipal securities	2,195,077	52,381	(23,417)	2,224,041
Mortgage-backed securities:
Residential	106,191	220	(10,999)	95,412
Commercial	285,014	3,252	(8,640)	279,626
Asset-backed securities	106,471	824	(107)	107,188
Corporate debt securities	2,043,721	57,173	(21,326)	2,079,568
Redeemable preferred stock	8,400	4,900	0	13,300

Total debt securities	$7,425,744	$149,757	$(78,351)	$7,497,150

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $50.4 million at June 30, 2010 and $126.1 million at December 31, 2009 were on loan. At June 30, 2010, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds and short-term asset-backed securities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2010 and December 31, 2009, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$43,795	$(90)	$0	$0	$43,795	$(90)
Mortgage-backed securities	98,349	(658)	5,982	(220)	104,331	(878)
Tax-exempt municipal securities	329,984	(6,202)	134,478	(4,614)	464,462	(10,816)
Mortgage-backed securities:
Residential	251	(1)	49,143	(5,791)	49,394	(5,792)
Commercial	0	0	3,551	(159)	3,551	(159)
Asset-backed securities	49,432	(194)	0	0	49,432	(194)
Corporate debt securities	346,290	(9,846)	69,934	(8,178)	416,224	(18,024)

Total debt securities	$868,101	$(16,991)	$263,088	$(18,962)	$1,131,189	$(35,953)

December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$301,843	$(2,425)	$2,970	$(109)	$304,813	$(2,534)
Mortgage-backed securities	823,365	(11,005)	6,834	(323)	830,199	(11,328)
Tax-exempt municipal securities	598,520	(14,286)	198,327	(9,131)	796,847	(23,417)
Mortgage-backed securities:
Residential	1,771	(5)	73,178	(10,994)	74,949	(10,999)
Commercial	31,941	(359)	142,944	(8,281)	174,885	(8,640)
Asset-backed securities	1,930	(19)	2,179	(88)	4,109	(107)
Corporate debt securities	636,833	(9,354)	99,830	(11,972)	736,663	(21,326)

Total debt securities	$2,396,203	$(37,453)	$526,262	$(40,898)	$2,922,465	$(78,351)

Approximately 97% of our debt securities were investment-grade quality, with an average credit rating of AA by S&P at June 30, 2010. Most of the debt securities that are below investment-grade are rated BB, the higher end of the below investment-grade rating scale. At June 30, 2010, 16% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities, and 27% of our tax-exempt securities were insured by bond insurers and have an equivalent S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Residential and commercial mortgage-backed securities are primarily composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. All commercial mortgage-backed securities are rated AAA at June 30, 2010.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

All issuers of securities we own trading at an unrealized loss remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of June 30, 2010, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, and as a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of June 30, 2010.

The detail of realized gains (losses) related to investment securities and included with investment income was as follows for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Gross realized gains	$3,840	$35,109	$23,753	$50,746
Gross realized losses	(4,558)	(26,602)	(15,777)	(41,196)

Net realized capital (losses) gains	$(718)	$8,507	$7,976	$9,550

There were no material other-than-temporary impairments for the three and six months ended June 30, 2010 or 2009.

The contractual maturities of debt securities available for sale at June 30, 2010, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$208,266	$208,805
Due after one year through five years	2,148,213	2,201,282
Due after five years through ten years	1,585,556	1,657,043
Due after ten years	1,626,026	1,684,251
Mortgage and asset-backed securities	2,464,992	2,536,416

Total debt securities	$8,033,053	$8,287,797

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

Fair value of actively traded debt securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. We generally obtain one quoted price for each security from a third party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third party pricing service may use quoted market prices of comparable securities or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third party investment advisor. Based on our internal price verification procedures and review of fair value methodology documentation provided by the third party pricing service, there were no material adjustments to the prices obtained from the third party pricing service during the three and six months ended June 30, 2010 or 2009.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table summarizes our fair value measurements at June 30, 2010 and December 31, 2009 for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2010
Cash equivalents	$1,958,693	$1,958,693	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	905,531	0	905,531	0
Mortgage-backed securities	1,946,470	0	1,946,470	0
Tax-exempt municipal securities	2,164,447	0	2,112,974	51,473
Mortgage-backed securities:
Residential	74,736	0	74,736	0
Commercial	287,310	0	287,310	0
Asset-backed securities	227,900	0	225,986	1,914
Corporate debt securities	2,676,403	0	2,668,776	7,627
Redeemable preferred stock	5,000	0	0	5,000

Total debt securities	8,287,797	0	8,221,783	66,014
Securities lending invested collateral	45,234	12,527	32,707	0

Total invested assets	$10,291,724	$1,971,220	$8,254,490	$66,014

December 31, 2009
Cash equivalents	$1,507,490	$1,507,490	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,009,352	0	1,009,352	0
Mortgage-backed securities	1,688,663	0	1,688,663	0
Tax-exempt municipal securities	2,224,041	0	2,155,227	68,814
Mortgage-backed securities:
Residential	95,412	0	95,412	0
Commercial	279,626	0	279,626	0
Asset-backed securities	107,188	0	105,060	2,128
Corporate debt securities	2,079,568	0	2,071,087	8,481
Redeemable preferred stock	13,300	0	0	13,300

Total debt securities	7,497,150	0	7,404,427	92,723
Securities lending invested collateral	119,586	53,569	66,017	0

Total invested assets	$9,124,226	$1,561,059	$7,470,444	$92,723

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

During the six months ended June 30, 2010 and 2009, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the six months ended June 30,
	2010			2009
	Auction Rate Securities	Privates and Venture Capital	Total	Auction Rate Securities	Privates and Venture Capital	Total
	(in thousands)

Beginning balance at January 1	$68,814	$23,909	$92,723	$73,654	$18,272	$91,926
Total gains or losses:
Realized in earnings	16	6,178	6,194	16	23	39
Unrealized in other comprehensive income	547	(4,775)	(4,228)	(210)	381	171
Purchases, sales, issuances, and settlements, net	(5,475)	(13,392)	(18,867)	(25)	(777)	(802)
Transfers into Level 3	0	0	0	0	605	605

Balance at March 31	63,902	11,920	75,822	73,435	18,504	91,939

Total gains or losses:
Realized in earnings	0	17	17	0	16	16
Unrealized in other comprehensive income	821	570	1,391	184	38	222
Purchases, sales, issuances, and settlements, net	(13,250)	2,034	(11,216)	(900)	(118)	(1,018)

Balance at June 30	$51,473	$14,541	$66,014	$72,719	$18,440	$91,159

Level 3 assets primarily include auction rate securities. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $51.5 million at June 30, 2010, or less than 1% of our total invested assets, primarily consist of tax-exempt bonds rated AAA and AA and are collateralized by federally guaranteed student loans. From time to time, liquidity issues in the credit markets have led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher, interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when (1) a successful auction occurs, (2) the securities are called or refinanced by the issuer, (3) a buyer is found outside the auction process, or (4) the security matures. We continue to receive income on all auction rate securities and periodic full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices, and as such, unobservable inputs were used.

Our long-term debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,673.6 million at June 30, 2010 and $1,678.2 million at December 31, 2009. The fair value of our long-term debt was $1,727.6 million at June 30, 2010 and $1,596.4 million at December 31, 2009. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current rates estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of June 30, 2010 and December 31, 2009. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2010 provision will exceed 12 months as of June 30, 2010.

	June 30, 2010		December 31, 2009
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$2,774	$16,015	$2,165	$11,660
Trade accounts payable and accrued expenses	(212,821)	(643,485)	(146,750)	(402,854)

Net current liability	(210,047)	(627,470)	(144,585)	(391,194)

Other long-term assets	1,223	0	0	0
Other long-term liabilities	(81,387)	0	0	0

Net long-term liability	(80,164)	0	0	0

Total net liability	$(290,211)	$(627,470)	$(144,585)	$(391,194)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2010 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2009	$1,281,625	$711,299	$1,992,924
Contingent purchase price settlements related to 2008 acquisitions	0	1,669	1,669

Balance at June 30, 2010	$1,281,625	$712,968	$1,994,593

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2010 and December 31, 2009:

	Weighted Average Life	June 30, 2010			December 31, 2009
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts	11.2 yrs	$314,885	$133,425	$181,460	$314,885	$117,748	$197,137
Provider contracts	16.0 yrs	42,753	9,969	32,784	42,753	8,281	34,472
Trade names and other	13.4 yrs	15,075	3,982	11,093	16,986	5,127	11,859

Total other intangible assets	11.8 yrs	$372,713	$147,376	$225,337	$374,624	$131,156	$243,468

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $18.1 million for the six months ended June 30, 2010 and $19.1 million for the six months ended June 30, 2009. The following table presents our estimate of amortization expense for 2010 and each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2010	$34,945
2011	31,501
2012	29,959
2013	27,035
2014	24,298
2015	18,966

7. INDIVIDUAL MAJOR MEDICAL DEFERRED ACQUISITION COSTS

Due to contractual and regulatory requirements, our guaranteed renewable major medical policies sold to individuals in the commercial market are accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year. As a result, we defer policy acquisition costs and amortize them over the estimated life of the policies in proportion to premiums earned, subject to a recoverability analysis. Further, reserves for future policy benefits are established for the portion of premium received in the earlier years that are intended to pay anticipated benefits to be incurred in future years.

In light of significant reforms to the U.S. health insurance industry, including mandating that 80% of premium revenues be expended on medical costs for individual major medical policies beginning in 2011, we completed a deferred acquisition cost recoverability analysis for our individual major medical policies at June 30, 2010. Our recoverability test indicated that a substantial portion of unamortized deferred acquisition costs associated with the individual major medical block of business were not recoverable from future income. As a result, we recorded a write-down of deferred acquisition costs of $147.5 million with a corresponding charge to selling, general and administrative expense during the three months ended June 30, 2010. Deferred acquisition costs included in other long-term assets in the consolidated balance sheets were $67.1 million and $201.4 million at June 30, 2010 and December 31, 2009, respectively, including $24.3 million and $165.7 million associated with our individual major medical policies at June 30, 2010 and December 31, 2009, respectively. Future policy benefits payable associated with our individual major medical policies were $132.4 million at June 30, 2010 and $128.3 million at December 31, 2009.

8. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income, net of tax, for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$340,076	$281,780	$598,844	$487,497
Net unrealized investment gains and other, net of tax	88,434	88,368	116,293	88,687

Comprehensive income, net of tax	$428,510	$370,148	$715,137	$576,184

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per common share results)

Net income available for common stockholders	$340,076	$281,780	$598,844	$487,497

Weighted average outstanding shares of common stock used to compute basic earnings per common share	168,472	167,301	168,336	167,172
Dilutive effect of:
Employee stock options	533	588	566	610
Restricted stock	1,224	780	1,252	882

Shares used to compute diluted earnings per common share	170,229	168,669	170,154	168,664

Basic earnings per common share	$2.02	$1.68	$3.56	$2.92

Diluted earnings per common share	$2.00	$1.67	$3.52	$2.89

Number of antidilutive stock options and restricted stock excluded from computation	4,770	6,635	4,904	6,850

10. STOCK REPURCHASE AUTHORIZATION

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2010, we repurchased 1.03 million shares in open market transactions for $50.0 million at an average price of $48.76. As of August 1, 2010, the remaining authorized amount totaled $200.0 million and the authorization expires on December 31, 2011.

In connection with employee stock plans, we acquired 0.2 million common shares for $7.9 million and 0.2 million common shares for $6.0 million during the six months ended June 30, 2010 and 2009, respectively.

11. INCOME TAXES

The effective income tax rate was 36.5% and 37.1% for the three and six months ended June 30, 2010, respectively, compared to 36.0% and 33.6% for the three and six months ended June 30, 2009, respectively. The effective income tax rate was reduced by 2.3% during the first half of 2009 due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006. In addition, the tax rates for the three and six months ended June 30, 2010 reflect the estimated impact of new limitations on the deductibility of annual employee compensation in excess of $500,000 as mandated by recent health insurance reforms.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

12. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare business, which accounted for approximately 65% of our total premiums and administrative services only, or ASO, fees for the six months ended June 30, 2010, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2011.

CMS is continuing to perform audits of selected Medicare Advantage plans of various companies to validate the provider coding practices and resulting economics under the actuarial risk-adjustment model used to calculate the individual member capitation paid to Medicare Advantage plans. Several Humana contracts have been selected by CMS for audit, and we expect that CMS will continue conducting audits for the 2007 contract year and beyond.

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

CMS has not formally announced its audit payment adjustment methodology, nor has CMS formally indicated whether the audit payment adjustment methodology will be based on a comparison to original Medicare coding accuracy. CMS has further indicated that it may make retroactive contract-level payment adjustments. Any such payment adjustments could occur as early as this year, and could be effected prior to our, or other Medicare Advantage plans, having the opportunity to appeal the underlying payment adjustment methodology. We are unable to estimate the financial impact of any audits that may be conducted related to 2007 revenue and beyond or whether any findings would cause a change to our method of estimating future premium revenue in bid submissions made to CMS for future contract years, or compromise premium rate assumptions made in our bids for prior contract years. At this time, we do not know whether CMS will require payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using its method of extrapolating findings to the entire contract. However, if CMS requires payment adjustments to be made using an audit methodology without comparison to original Medicare coding, and using a method of extrapolating findings to the entire contract, and if we are unable to obtain any relief preventing the payment adjustments from being implemented, we believe that such adjustments would have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the six months ended June 30, 2010, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We have been informed by the Puerto Rico Health Insurance Administration, or PRHIA, that our current Medicaid contracts for the East and Southeast regions will be extended through the end of September 2010, with the specific terms and conditions of that extension pending discussion. PRHIA has issued a request for proposals for new contracts to become effective as of October 1, 2010.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 11% of our total premiums and ASO fees for the six months ended June 30, 2010, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired March 31, 2009 and was extended through March 31, 2010. On March 3, 2010, we were notified that the Department of Defense TRICARE Management Activity, or TMA, exercised its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods extends the TRICARE South Region contract through March 31, 2011. The contract’s transition provisions require the continuation of certain activities, primarily claims processing, during a wind-down period lasting approximately six months following the expiration date. Claims incurred on or prior to the expiration date would continue to be processed during the wind-down period under the terms existing prior to the expiration date.

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

In July 2009, we were notified by the Department of Defense, or DOD, that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On July 15, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address health care cost savings resulting from provider network discounts in the South Region. On July 30, 2010, we submitted our proposal revisions.

Legal Proceedings

Securities Litigation

In March and April of 2008, Humana’s directors and certain of its officers (collectively, the “Derivative Defendants”) were named as defendants in two substantially similar shareholder derivative actions filed in the Circuit Court for Jefferson County, Kentucky (Del Gaizo v. McCallister et al., No. 08-CI-003527, filed on March 27, 2008; and Regiec v. McCallister et al., No. 08-CI-04236, filed on April 16, 2008). Humana was named as a nominal defendant. On May 12, 2008, the Circuit Court entered an order that consolidated the state court

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

derivative actions into a single action captioned In re Humana Inc. Derivative Litigation, No. 08-CI-003527 (the “Consolidated Derivative Action”), and stayed the Consolidated Derivative Action pending the outcome of a motion to dismiss a federal securities class action, which was premised on the same allegations. Those allegations asserted that Humana and certain of its officers and directors made materially false and misleading statements regarding Humana’s anticipated earnings per share for the first quarter of 2008 and for the fiscal year of 2008. The federal case, styled In re Humana Inc. Securities Litigation, No. 3:08-CV-162-JHM-DW, was dismissed with prejudice on June 23, 2009, and no appeal was filed. On September 21, 2009, the plaintiffs (the “Derivative Plaintiffs”) filed in the state court action a consolidated shareholder derivative complaint (the “Consolidated Derivative Complaint”), which, as noted above, is premised on the same events underlying the related federal securities class action. The Consolidated Derivative Complaint alleges, among other things, that some or all of the Derivative Defendants (i) failed to correct Humana’s allegedly inadequate controls relating to its bids filed with respect to its stand-alone Medicare Part D prescription drug plans (PDPs) for 2008, (ii) caused Humana to misrepresent its business prospects, (iii) failed to correct Humana’s earnings guidance, and (iv) caused Humana to charge co-payments for its PDPs that were based on incorrect estimates. The Consolidated Derivative Complaint asserts claims against the Derivative Defendants for breach of fiduciary duty, corporate waste, and unjust enrichment. The Consolidated Derivative Complaint also asserts claims against certain directors and officers of Humana for allegedly breaching their fiduciary duties by engaging in insider sales of Humana common stock and misappropriating Humana information. The Consolidated Derivative Complaint seeks the following relief, among other things: (i) damages in favor of Humana; (ii) an order directing Humana to take actions to reform and improve its internal governance and procedures, including holding shareholder votes on certain corporate governance policies and resolutions to amend Humana’s Bylaws or Articles of Incorporation; (iii) restitution and disgorgement of the Derivative Defendants’ alleged profits, benefits, and other compensation; (iv) an award of plaintiffs’ legal costs and expenses; and (v) other relief that the court deems just and proper. Neither Humana nor the Derivative Defendants have answered or otherwise responded to the Consolidated Derivative Complaint.

On June 25, 2010, the Derivative Plaintiffs, Humana, and the Derivative Defendants entered into a Stipulation of Settlement (the “Stipulation”), pursuant to which they have agreed to settle the Consolidated Derivative Action. As part of the Stipulation, Humana has agreed to implement certain governance measures, including with respect to its PDP program, and to pay the Derivative Plaintiffs’ attorneys fees up to $325,000. The Stipulation is subject to court approval, and upon such approval, the Consolidated Derivative Action will be dismissed. On July 22, 2010, the Derivative Plaintiffs filed a motion seeking court approval of the Stipulation. On July 26, 2010, the Court granted that motion and set a hearing date of September 21, 2010 to consider the fairness of the terms of the Stipulation.

Provider Litigation

Humana Military Healthcare Services, Inc. (“Humana Military”) was named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against Humana Military. The Sacred Heart Complaint alleged, among other things, that, Humana Military breached its network agreements with a class of hospitals in six states, including the seven named plaintiffs, that contracted for reimbursement of outpatient services provided to beneficiaries of the DoD’s TRICARE health benefits program (“TRICARE”). The Complaint alleged that Humana Military breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). Humana Military denied that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint sought, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by Humana Military, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requested damages and other relief for its individual claim against Humana Military for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Humana Military to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with Humana Military to submit any such disputes with Humana Military to arbitration. On March 3, 2010, the Court of Appeals reversed the district court’s class certification order and remanded the case to the district court for further proceeding. On June 28, 2010, the plaintiffs sought leave of the court to amend their complaint to join additional hospital plaintiffs. Humana Military filed its response to the motion on July 28, 2010.

On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. Humana Military Healthcare Services, Inc., the named plaintiffs filed an arbitration demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs originally sought certification of a class consisting of all institutional healthcare service providers that had contracts with Humana Military to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. Humana Military submitted its response to the demand for arbitration on May 1, 2009. The plaintiffs have subsequently withdrawn their motion for class certification. On June 18, 2010, plaintiffs submitted their amended arbitration complaint. Humana Military’s answer to the complaint was submitted on July 9, 2010. On June 24, 2010, the arbitrators issued a case management order and scheduled a hearing to begin on May 23, 2011.

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

On September 10, 2009, the Office of Inspector General, or OIG, of the United States Department of Health and Human Services issued subpoenas to us and our subsidiary, Humana Pharmacy, Inc., seeking documents related to our Medicare Part D prescription plans and the operation of RightSourceRxSM, our mail order pharmacy in Phoenix, Arizona. The government has informed us that no additional materials will be sought pursuant to the subpoena.

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, including employment litigation, claims of medical malpractice, bad faith, nonacceptance termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the new Medicare prescription drug program and other litigation.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The outcome of any current or future litigation or governmental investigations cannot be accurately predicted with certainty, and it is reasonably possible that their outcomes may have a material adverse effect on our results of operations, financial position, and cash flows.

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

Our segment results were as follows for the three and six months ended June 30, 2010 and 2009:

	Government Segment
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$4,885,209	$4,145,129	$9,702,189	$8,205,588
Medicare stand-alone PDP	700,222	638,813	1,279,247	1,234,496

Total Medicare	5,585,431	4,783,942	10,981,436	9,440,084
Military services	885,368	924,308	1,730,362	1,795,479
Medicaid	168,055	160,529	332,758	317,189

Total premiums	6,638,854	5,868,779	13,044,556	11,552,752
Administrative services fees	27,251	23,155	54,779	43,488
Investment income	51,519	47,176	107,688	87,958
Other revenue	1,694	522	3,140	1,716

Total revenues	6,719,318	5,939,632	13,210,163	11,685,914

Operating expenses:
Benefits	5,584,797	4,934,617	11,090,625	9,868,530
Selling, general and administrative	549,059	550,939	1,198,936	1,148,150
Depreciation and amortization	37,507	33,176	73,693	65,745

Total operating expenses	6,171,363	5,518,732	12,363,254	11,082,425

Income from operations	547,955	420,900	846,909	603,489
Interest expense	19,586	16,225	39,367	32,713

Income before income taxes	$528,369	$404,675	$807,542	$570,776

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$729,766	$797,027	$1,472,247	$1,617,666
HMO	754,254	747,066	1,518,591	1,485,096

Total fully-insured	1,484,020	1,544,093	2,990,838	3,102,762
Specialty	253,877	229,655	503,220	458,307

Total premiums	1,737,897	1,773,748	3,494,058	3,561,069
Administrative services fees	99,493	95,539	197,847	191,088
Investment income	28,271	28,164	57,557	56,926
Other revenue	67,742	61,806	133,690	115,553

Total revenues	1,933,403	1,959,257	3,883,152	3,924,636

Operating expenses:
Benefits	1,274,768	1,432,928	2,576,495	2,768,325
Selling, general and administrative	612,731	453,403	1,089,897	919,995
Depreciation and amortization	31,783	27,302	58,353	52,747

Total operating expenses	1,919,282	1,913,633	3,724,745	3,741,067

Income from operations	14,121	45,624	158,407	183,569
Interest expense	6,636	10,349	13,169	20,633

Income before income taxes	$7,485	$35,275	$145,238	$162,936

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2009 that was filed with the SEC on February 19, 2010, as modified by the changes to those risk factors included in this document and in other reports we filed subsequent to February 19, 2010, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2009 revenues of approximately $31.0 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of June 30, 2010, we had approximately 10.3 million members in our medical benefit plans, as well as approximately 7.3 million members in our specialty products.

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

Health Insurance Reform

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. Due to its complexity and the lack of comprehensive interpretive guidance or implementing regulations by The Department of Health and Human Services (HHS), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, the full impact of the Health Insurance Reform Legislation is not yet fully known.

Implementation dates of the Health Insurance Reform Legislation vary from as early as six months from the date of enactment, or September 23, 2010, to as late as 2018. The following outlines certain provisions of the Health Insurance Reform Legislation that will take effect in 2010 through 2014:

•

Changes effective for plan years beginning on or after September 23, 2010 include: elimination of pre-existing condition limits for enrollees under age 19, elimination of certain annual and lifetime caps on the dollar value of benefits, expansion of dependent coverage to include adult children until age 26, a requirement to provide coverage for preventive services without cost to members, new claim appeal requirements, and the establishment of an interim high risk program for those unable to obtain coverage due to a pre-existing condition or health status.

•

Effective January 1, 2011, minimum benefit ratios will be mandated for all commercial fully-insured health plans in the large group (85%), small group (80%), and individual (80%) markets, with rebates to policyholders if the actual benefit ratios do not meet these minimums. While there have been regulatory discussions, HHS has not yet issued formal regulations addressing several important aspects of measuring and applying these benefit ratios, including: distinguishing medical from non-medical expenses for purposes of the calculation; the exclusion of certain taxes, fees and assessments from premium calculations; the definition of large and small groups; the level of aggregation for these calculations; and how often and to which period the tests should be applied. Depending on the results of the calculation, there could be a broad range of potential business impacts both in the near and long term, and there could be meaningful disruption in local health care markets. Given the breadth of possible changes and the lack of comprehensive guidance from HHS, we are unable to fully project the impact these minimum benefit ratios will have on our results of operations, financial position, and cash flows.

•

As part of the Health Insurance Reform Legislation, Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels. Beginning in 2012, additional cuts to Medicare Advantage plans will take effect (plans will receive 95% in high-cost areas to 115% in low-cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county.

•

Beginning in 2014, the Health Insurance Reform Legislation requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain plans; the establishment of state-based exchanges for individuals and small employers (with up to 100 employees); the introduction of standardized plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and an annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes. If the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

The Health Insurance Reform Legislation also specifies required benefit designs, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and expands eligibility for Medicaid programs. In addition, the law has created a new federal Health Insurance Rate Authority that will significantly increase federal oversight of health plan premium rates beginning in 2010 and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described above.

Our current period’s results of operations have been affected by the Health Insurance Reform Legislation. During the three months ended June 30, 2010, we recorded a charge to write-down deferred acquisition costs associated with our guaranteed renewable individual major medical policies since these costs will not be recoverable from our estimates of future cash flows based on an analysis that considered, among others, our current understanding of the pertinent provisions of the Health Insurance Reform Legislation, including the 80% minimum benefit ratio requirement. In addition, our effective tax rate increased due to the limitation of deductible annual compensation over $500,000 per employee. Due to the complexity and the lack of comprehensive interpretive guidance or implementing regulations, we are unable to fully predict the ultimate impact these reforms will have on our results of operations, financial position, and cash flows. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate could have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, increasing our medical and administrative costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax; our financial position, including our ability to maintain the value of our goodwill; and our cash flows.

For additional information regarding our risks related to health insurance reforms, see “Item 1A. Risk Factors” in Part II of this Form 10-Q.

Government Segment

Our strategy and commitment to the Medicare programs have led to significant growth. Medicare Advantage fully-insured membership increased to 1,732,400 members at June 30, 2010, up 232,600 members, or 15.5% from 1,499,800 members at June 30, 2009 and up 223,900 members, or 14.8%, since December 31, 2009, primarily due to sales of group Medicare Advantage products and preferred provider organization, or PPO, products. Average fully-insured Medicare Advantage membership increased 16.5% in the first half of 2010 compared to the first half of 2009. Likewise, Medicare Advantage premium revenues have increased 18.2% to $9.7 billion for the six months ended June 30, 2010 from $8.2 billion for the six months ended June 30, 2009. The mix of sales has continued to shift increasingly to our network-based PPO offerings, which is particularly important given the enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Improvements Act, discussed more fully below. Approximately 72% of our fully-insured Medicare Advantage members were enrolled in network-based products at June 30, 2010 compared to 63% at December 31, 2009 and 62% at June 30, 2009, with our PPO membership increasing 82% from June 30, 2009 to June 30, 2010.

Due to the enactment of the Improvements Act in July 2008, beginning in 2011, sponsors of Medicare Advantage Private Fee-For-Service, or PFFS, plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. We have 479,300 PFFS members, which represent approximately 27% of our total Medicare Advantage membership at June 30, 2010, down from 37% at December 31, 2009. Approximately 85% of our PFFS members at June 30, 2010 resided in geographies where we have developed a provider network and offer a networked plan. We are continuing to implement various operational and strategic initiatives, including further developing our networks and building network-based plan offerings to address the adequate network requirement. We anticipate these initiatives, together with certain counties’ exemption from the network requirement, to result in more than 95% of our PFFS members having the choice of remaining in a Humana plan in 2011.

On April 5, 2010, CMS announced that Medicare Advantage payment rates will remain flat in 2011. Based on the information available at the time we filed our 2011 bids in June 2010, we believe we effectively designed Medicare Advantage products that address the flat rates while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

We also offer Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. Our Medicare stand-alone PDP membership declined to 1,793,400 members at June 30, 2010, down 134,500 members, or 7.0%, from December 31, 2009 and down 198,600 members, or 10.0%, from June 30, 2009, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

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

Our military services business primarily consists of the TRICARE South Region contract. For the six months ended June 30, 2010, premiums and ASO fees associated with the TRICARE South Region contract were $1,725.5 million, or 10.3% of our total premiums and ASO fees.

On March 3, 2010, the TMA exercised its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods extends the TRICARE South Region contract through March 31, 2011. In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the GAO in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On July 15, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address health care cost savings resulting from provider network discounts in the South Region. On July 30, 2010, we submitted our proposal revisions.

We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at June 30, 2010, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Military services goodwill was not impaired at June 30, 2010. We expect that as the ultimate March 31, 2011 contract end date nears, if our current contract is not extended further and we are not awarded the new third generation TRICARE program contract for the South Region, future cash flows will not be sufficient to warrant recoverability of all or a portion of the military services goodwill. In this event, we expect a goodwill impairment could occur during the fourth quarter of 2010.

Commercial Segment

Commercial segment pretax earnings decreased $17.7 million, or 10.9%, for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies in the 2010 period as well as a decline in fully-insured medical membership, partially offset by decreased utilization year-over-year and prior year favorable reserve releases not in the ordinary course of business in the first half of 2010. As a result of significant reforms to the U.S. health insurance industry discussed previously, a substantial portion of deferred acquisition costs associated with our individual major medical block of business were not recoverable from future income and we recorded a charge to selling, general, and administrative expense of $147.5 million during the three months ended June 30, 2010 as discussed in Note 7 to the condensed consolidated financial statements. Commercial segment fully-insured medical membership at June 30, 2010 of 1,702,500 decreased 169,200 members, or 9.0% from June 30, 2009. The decline in membership primarily was a result of continued pricing discipline, the highly competitive environment, and economic conditions including high levels of unemployment. Due to the economic conditions, small groups have been dropping coverage and we have experienced increased in-group member attrition as employers reduce their workforce levels. The decreased utilization year-over-year coupled with the favorable reserve releases in the 2010 period led to a lower Commercial segment benefit ratio for the three and six months ended June 30, 2010. The write-down of deferred acquisition costs, together with administrative costs associated with increased specialty and mail-order pharmacy business, led to a higher Commercial segment SG&A expense ratio for the three and six months ended June 30, 2010.

Financial Position

At June 30, 2010, cash, cash equivalents and our investment securities totaled $10.3 billion, or 65.6% of total assets, with 19.4% of the $10.3 billion invested in cash and cash equivalents. Investment securities consist of debt securities of investment-grade quality with an average credit rating by S&P of AA at June 30, 2010 and an average duration of approximately 4.2 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.4 years. We had no collateralized debt obligations and $3.8 million of mortgage-backed securities associated with Alt-A or subprime loans at June 30, 2010.

Our net unrealized position improved $183.3 million from a net unrealized gain position of $71.4 million at December 31, 2009, to a net unrealized gain position of $254.7 million at June 30, 2010. Gross unrealized losses were $36.0 million at June 30, 2010 compared to $78.4 million at December 31, 2009. Gross unrealized gains were $290.7 million at June 30, 2010 compared to $149.8 million at December 31, 2009. All issuers of securities we own trading at an unrealized loss remain current on all contractual payments. We believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of June 30, 2010, we do not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income and it is not likely that we will be required to sell these securities before recovery of their amortized costs basis. As a result, we believe that the securities with an unrealized loss are not other-than-temporarily impaired as of June 30, 2010.

We continuously review our investment portfolios. There were no material other-than-temporary impairments for the six months ended June 30, 2010 or 2009. There is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

In addition, in the fall of 2008 we terminated all fixed-to-variable interest-rate swap agreements outstanding associated with our senior notes based on changes in the credit market environment. In exchange for terminating these interest-rate swap agreements, we received cash of $93.0 million representing the fair value of the swap assets. This transaction also fixed the interest rate on our senior notes to a weighted-average rate of 6.08%. We may re-enter into swap agreements in the future depending on market conditions and other factors.

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to refinance or repay debt and repurchase shares. Our long-term debt, consisting primarily of senior notes, of $1,673.6 million represented 20.5% of total capitalization at June 30, 2010 declining from 22.5% at December 31, 2009. The earliest maturity of our senior notes is in June 2016. We have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of June 30, 2010, there were no borrowings outstanding under this credit agreement.

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

Based on the most recently filed statutory financial statements as of March 31, 2010, we maintained aggregate statutory capital and surplus of $4.0 billion in our state regulated subsidiaries, $1.6 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Other Highlights

•

As more fully described on page 59 of our Form 10-K for the year ended December 31, 2009, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We experienced prior year favorable reserve releases not in the ordinary course of business in both our Government and Commercial segments of approximately $37.5 million in the aggregate, or $0.14 per diluted common share, for the three months ended June 30, 2010 and $137.5 million in the aggregate, or $0.51 per diluted common share, for the six months ended June 30, 2010. This favorable reserve development primarily resulted from improvements in the claims processing environment and to a lesser extent, better than originally estimated utilization. In addition, during the three months ended June 30, 2010, we experienced first quarter 2010 favorable reserve releases not in the ordinary course of business in both our Government and Commercial segments of approximately $79.5 million in the aggregate, or $0.30 per diluted common share, that did not affect year-to-date results, primarily as a result of better than originally estimated utilization. We believe we have consistently applied our methodology in determining our best estimate of benefits payable.

•

Operating cash flows increased $872.6 million to $1,080.0 million for the six months ended June 30, 2010 compared to $207.4 million for the six months ended June 30, 2009. The increase primarily was due to earnings improvement, enrollment activity, and the timing of working capital items.

•

The number of employees decreased by 1,200, or 4.3%, to 26,900 at June 30, 2010 from 28,100 at December 31, 2009, as we align the size of our workforce with our membership. We expect continued workforce attrition during the remainder of 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. Under the new guidance, we are required to disclose additional information about movements of assets among the three-tier fair value hierarchy, present separately (that is, on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), and expand disclosures regarding the determination of fair value measurements. We adopted the new disclosure provisions for the quarter ended March 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which will be effective for us beginning with the filing of our Form 10-Q for the three months ended March 31, 2011.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes.

Comparison of Results of Operations for 2010 and 2009

The following discussion primarily deals with our results of operations for the three months ended June 30, 2010, or the 2010 quarter, the three months ended June 30, 2009, or the 2009 quarter, the six months ended June 30, 2010, or the 2010 period, and the six months ended June 30, 2009, or the 2009 period.

The following table presents certain financial data for our two segments:

	For the three months ended June 30,		Change
	2010	2009	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$4,885,209	$4,145,129	$740,080	17.9%
Medicare stand-alone PDP	700,222	638,813	61,409	9.6%

Total Medicare	5,585,431	4,783,942	801,489	16.8%
Military services	885,368	924,308	(38,940)	(4.2)%
Medicaid	168,055	160,529	7,526	4.7%

Total Government	6,638,854	5,868,779	770,075	13.1%

Fully-insured	1,484,020	1,544,093	(60,073)	(3.9)%
Specialty	253,877	229,655	24,222	10.5%

Total Commercial	1,737,897	1,773,748	(35,851)	(2.0)%

Total	$8,376,751	$7,642,527	$734,224	9.6%

Administrative services fees:
Government	$27,251	$23,155	$4,096	17.7%
Commercial	99,493	95,539	3,954	4.1%

Total	$126,744	$118,694	$8,050	6.8%

Income before income taxes:
Government	$528,369	$404,675	$123,694	30.6%
Commercial	7,485	35,275	(27,790)	(78.8)%

Total	$535,854	$439,950	$95,904	21.8%

Benefit ratios(a):
Government	84.1%	84.1%		0.0%
Commercial	73.4%	80.8%		(7.4)%

Total	81.9%	83.3%		(1.4)%

SG&A expense ratios(b):
Government	8.2%	9.3%		(1.1)%
Commercial	32.2%	23.5%		8.7%

Total	13.6%	12.8%		0.8%

	For the six months ended June 30,		Change
	2010	2009	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$9,702,189	$8,205,588	$1,496,601	18.2%
Medicare stand-alone PDP	1,279,247	1,234,496	44,751	3.6%

Total Medicare	10,981,436	9,440,084	1,541,352	16.3%
Military services	1,730,362	1,795,479	(65,117)	(3.6)%
Medicaid	332,758	317,189	15,569	4.9%

Total Government	13,044,556	11,552,752	1,491,804	12.9%

Fully-insured	2,990,838	3,102,762	(111,924)	(3.6)%
Specialty	503,220	458,307	44,913	9.8%

Total Commercial	3,494,058	3,561,069	(67,011)	(1.9)%

Total	$16,538,614	$15,113,821	$1,424,793	9.4%

Administrative services fees:
Government	$54,779	$43,488	$11,291	26.0%
Commercial	197,847	191,088	6,759	3.5%

Total	$252,626	$234,576	$18,050	7.7%

Income before income taxes:
Government	$807,542	$570,776	$236,766	41.5%
Commercial	145,238	162,936	(17,698)	(10.9)%

Total	$952,780	$733,712	$219,068	29.9%

Benefit ratios(a):
Government	85.0%	85.4%		(0.4)%
Commercial	73.7%	77.7%		(4.0)%

Total	82.6%	83.6%		(1.0)%

SG&A expense ratios(b):
Government	9.2%	9.9%		(0.7)%
Commercial	28.5%	23.8%		4.7%

Total	13.5%	13.4%		0.1%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses (SG&A) as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at June 30, 2010 and 2009:

	June 30,		Change
	2010	2009	Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,732,400	1,499,800	232,600	15.5%
Medicare Advantage ASO	28,700	0	28,700	100.0%

Total Medicare Advantage	1,761,100	1,499,800	261,300	17.4%

Medicare stand-alone PDP	1,793,400	1,992,000	(198,600)	(10.0)%

Total Medicare	3,554,500	3,491,800	62,700	1.8%

Military services	1,759,800	1,753,400	6,400	0.4%
Military services ASO	1,270,900	1,254,900	16,000	1.3%

Total military services	3,030,700	3,008,300	22,400	0.7%

Medicaid	404,000	393,600	10,400	2.6%

Total Government	6,989,200	6,893,700	95,500	1.4%

Commercial segment:
Fully-insured	1,702,500	1,871,700	(169,200)	(9.0)%
ASO	1,582,600	1,576,200	6,400	0.4%

Total Commercial	3,285,100	3,447,900	(162,800)	(4.7)%

Total medical membership	10,274,300	10,341,600	(67,300)	(0.7)%

Specialty Membership:
Commercial segment(a)	7,297,000	6,585,800	711,200	10.8%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $340.1 million, or $2.00 per diluted common share, in the 2010 quarter compared to $281.8 million, or $1.67 per diluted common share, in the 2009 quarter. Net income was $598.8 million, or $3.52 per diluted common share, in the 2010 period compared to $487.5 million, or $2.89 per diluted common share, in the 2009 period. The increase primarily was due to improved operating performance in the Government segment as a result of an increase in average Medicare Advantage membership as well as prior year favorable reserve releases not in the ordinary course of business in the first half of 2010 in both our Government and Commercial segments, partially offset by a $147.5 million ($0.55 per diluted common share) write-down of deferred acquisition costs associated with our individual major medical policies in our Commercial Segment in the 2010 quarter as discussed in Note 7 to the condensed consolidated financial statements. The prior year favorable reserve development (approximately $0.14 per diluted common share in the 2010 quarter and $0.51 per diluted common share in the 2010 period) primarily resulted from improvements in the claims processing environment and to a lesser extent, better than originally estimated utilization. The 2010 quarter also included first quarter 2010 favorable reserve releases not in the ordinary course of business in both our Government and Commercial segments ($0.30 per diluted common share) primarily as a result of better than originally estimated utilization. Net income for the 2009 period also included the favorable impact of the reduction of the liability for unrecognized tax benefits ($0.10 per diluted common share) as a result of audit settlements.

Premium Revenues and Medical Membership

Premium revenues increased $734.2 million, or 9.6%, to $8.4 billion for the 2010 quarter, compared to $7.6 billion for the 2009 quarter. For the 2010 period, premium revenues were $16.5 billion, an increase of $1.4 billion, or 9.4%, compared to $15.1 billion for the 2009 period. These increases primarily were due to higher premium revenues in the Government segment. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $770.1 million, or 13.1%, to $6.6 billion for the 2010 quarter compared to $5.9 billion for the 2009 quarter. For the 2010 period, Government segment premium revenues were $13.0 billion, an increase of $1.4 billion, or 12.9%, compared to $11.6 billion for the 2009 period. The increase primarily was attributable to higher average Medicare Advantage membership and an increase in per member premiums. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average fully-insured Medicare Advantage membership increased 15.9% for the 2010 quarter and 16.5% for the 2010 period compared to the 2009 quarter and period, respectively. Of the 232,600 increase in fully-insured Medicare Advantage members since June 30, 2009, approximately 108,000 members were associated with a new group Medicare Advantage contract added during the first quarter of 2010, with sales of our PPO products driving the majority of the increase in individual Medicare Advantage membership. Total fully-insured group Medicare Advantage membership was 269,500 at June 30, 2010, an increase of 171,400 members from 98,100 at June 30, 2009. Medicare Advantage per member premiums increased approximately 1.7% during the 2010 quarter and 1.5% during the 2010 period compared to the 2009 quarter and period, respectively. Medicare stand-alone PDP premium revenues increased $61.4 million, or 9.6%, during the 2010 quarter compared to the 2009 quarter and $44.8 million, or 3.6%, during the 2010 period compared to the 2009 period. These increases primarily were due to increases in Medicare stand-alone PDP per member premiums of 17.4% during the 2010 quarter and 14.8% during the 2010 period compared to the 2009 quarter and period, respectively, partially offset by declines in average PDP membership of 6.7% for the 2010 quarter and 9.7% for the 2010 period compared to the 2009 quarter and period, respectively. The decline in stand-alone PDP membership principally resulted from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Commercial segment premium revenues decreased $35.9 million, or 2.0%, to $1.7 billion for the 2010 quarter. For the 2010 period, Commercial segment premium revenues decreased $67.0 million, or 1.9% to $3.5 billion compared to $3.6 billion for the 2009 period. The decreases primarily were due to a decline in fully-insured membership, partially offset by an increase in per member premiums. Fully-insured membership decreased 9.0%, or 169,200 members, to 1,702,500 at June 30, 2010 compared to 1,871,700 at June 30, 2009 primarily due to the impact of the highly competitive environment and economic conditions including high levels of unemployment which have led to small groups dropping coverage and increased in-group member attrition as employers reduce their workforce levels. Per member premiums for fully-insured group accounts increased 8.0% during the 2010 quarter and 7.7% during the 2010 period compared to the 2009 quarter and period, respectively.

Administrative Services Fees

Our administrative services fees were $126.7 million for the 2010 quarter, an increase of $8.0 million, or 6.7%, from $118.7 million for the 2009 quarter. For the 2010 period, administrative services fees were $252.6 million, an increase of $18.0 million, or 7.7%, from $234.6 million for the 2009 period. The increases primarily were due to an increase in membership. Our ASO membership declined by approximately 114,000 members on July 1, 2010 due to the loss of a large group account.

Investment Income

Investment income totaled $79.8 million for the 2010 quarter, an increase of $4.5 million from $75.3 million for the 2009 quarter. For the 2010 period, investment income totaled $165.2 million, an increase of $20.3 million from the $144.9 million for the 2009 period. These increases primarily are reflecting higher average invested balances as a result of the reinvestment of operating cash flows, partially offset by lower interest rates.

Other Revenue

Other revenue totaled $69.4 million for the 2010 quarter, an increase of $7.1 million from $62.3 million for the 2009 quarter. Other revenue totaled $136.8 million for the 2010 period, an increase of $19.5 million from $117.3 million for the 2009 period. The increases primarily were attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expense

Consolidated benefit expense was $6.9 billion for the 2010 quarter, an increase of $492.0 million, or 7.7%, from $6.4 billion for the 2009 quarter. For the 2010 period, consolidated benefit expense was $13.7 billion, an increase of $1.1 billion, or 8.2%, from $12.6 billion for the 2009 period. The increases primarily were driven by an increase in the average number of Medicare Advantage members, as described below.

The consolidated benefit ratio for the 2010 quarter was 81.9%, a 140 basis points decrease from 83.3% for the 2009 quarter. For the 2010 period, the consolidated benefit ratio was 82.6%, a 100 basis point decrease from 83.6% for the 2009 period. The decreases primarily were attributable to a decline in the Commercial segment benefit ratio, as described below.

The Government segment’s benefit expenses increased $650.2 million, or 13.2%, in the 2010 quarter compared to the 2009 quarter. For the 2010 period, the Government segment’s benefit expenses increased $1.2 billion, or 12.4%, from the 2009 period. The increases primarily were due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for the 2010 quarter was 84.1%, equivalent to the benefit ratio for the 2009 quarter. For the 2010 period, the Government segment’s benefit ratio was 85.0%, a 40 basis point decrease from the 2009 period of 85.4%, primarily driven by a 40 basis point decline in the Medicare benefit ratio. The decline in the Medicare benefit ratio primarily resulted from prior year favorable reserve releases not in the ordinary course of business of an estimated $24.8 million in the 2010 quarter and $110.7 million in the 2010 period, as well as first quarter 2010 reserve releases not in the ordinary course of business of an estimated $52.4 million in the 2010 quarter. These favorable reserve releases decreased the Government segment benefit ratio by approximately 120 basis points in the 2010 quarter and 90 basis points in the 2010 period. Excluding the impact of these favorable reserve releases, the increase in the benefit ratio resulted from growth in our Medicare Advantage group business which generally carries a higher benefit ratio than our individual Medicare Advantage business.

The Commercial segment’s benefit expenses decreased $158.2 million, or 11.0%, during the 2010 quarter compared to the 2009 quarter. For the 2010 period, the Commercial segment’s benefit expenses decreased $191.8 million, or 6.9%, from the 2009 period. The decreases primarily were due to a decline in fully-insured membership and prior year favorable reserve releases not in the ordinary course of business of an estimated $12.7 million in the 2010 quarter and $26.8 million in the 2010 period, as well as first quarter 2010 reserve releases not in the ordinary course of business of an estimated $27.1 million in the 2010 quarter. Fully-insured membership decreased 9.0%, or 169,200 members, to 1,702,500 at June 30, 2010 compared to 1,871,700 at June 30, 2009 primarily due to continued pricing discipline as well as the impact of the highly competitive environment and economic conditions including high levels of unemployment which have led to small groups dropping coverage and increased in-group member attrition as employers reduce their workforce levels. The benefit ratio for the Commercial segment of 73.4% for the 2010 quarter decreased 740 basis points from the 2009 quarter benefit ratio of 80.8%. For the 2010 period, the Commercial segment’s benefit ratio of 73.7% decreased 400 basis points from the 2009 period’s benefit ratio of 77.7%. The decreases primarily were due to lower utilization year-over-year, prior period favorable reserve releases not in the ordinary course of business in the first half of 2010, and continued pricing discipline. Utilization trend levels were higher in the prior periods primarily from the effects of the economy including, for example, members utilizing more benefits ahead of actual or perceived layoffs, as well as the impact of the H1N1 virus. The favorable reserve releases decreased the Commercial segment benefit ratio by approximately 220 basis points in the 2010 quarter and 80 basis points in the 2010 period.

SG&A Expense

Consolidated SG&A expenses increased $157.4 million, or 15.7%, during the 2010 quarter compared to the 2009 quarter. For the 2010 period, consolidated SG&A expenses increased $220.7 million, or 10.7%, from the 2009 period. The increases primarily were due to the $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies in the 2010 quarter, as well as administrative costs associated with servicing higher average Medicare Advantage membership, partially offset by a decrease in the number of employees as a result of our administrative cost reduction strategies including planned workforce reductions in 2010. The number of employees decreased by 1,700 to 26,900 at June 30, 2010 from 28,600 at June 30, 2009, or 5.9%, and decreased by 1,200, or 4.3%, from 28,100 at December 31, 2009, as we align the size of our workforce with our membership. We expect continued workforce attrition during the remainder of 2010.

The consolidated SG&A expense ratio for the 2010 quarter was 13.6%, increasing 80 basis points from 12.8% for the 2009 quarter. For the 2010 period, the consolidated SG&A expense ratio was 13.5% compared to 13.4% for the 2009 period. The increases primarily were due to an increase in the Commercial segment SG&A expense ratio, as described below.

Our Government and Commercial segments incur both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment decreased $1.9 million, or 0.3%, during the 2010 quarter compared to the 2009 quarter. For the 2010 period, the SG&A expenses of $1,198.9 million increased $50.8 million, or 4.4%, from the 2009 period. The increase primarily was due to administrative costs associated with servicing higher average Medicare Advantage membership. The Government segment SG&A expense ratio decreased 110 basis points from 9.3% for the 2009 quarter to 8.2% for the 2010 quarter. For the 2010 period, the Government segment SG&A expense ratio of 9.2% decreased 70 basis points from 9.9% for the 2009 period. The decreases primarily resulted from efficiency gains associated with servicing higher average Medicare Advantage membership as well as our continued focus on administrative cost reductions.

The Commercial segment SG&A expenses increased $159.3 million, or 35.1%, during the 2010 quarter compared to the 2009 quarter. Commercial segment SG&A expenses increased $169.9 million, or 18.5%, during the 2010 period compared to the 2009 period. The Commercial segment SG&A expense ratio increased 870 basis points from 23.5% for the 2009 quarter to 32.2% for the 2010 quarter. For the 2010 period, the Commercial segment SG&A expense ratio of 28.5% increased 470 basis points from 23.8% for the 2009 period. The increases primarily were due to a $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies in the 2010 quarter, as well as administrative costs associated with increased specialty and mail-order pharmacy business, partially offset by our continued focus on administrative cost reductions. The $147.5 million write-down of deferred acquisition costs increased the SG&A expense ratio 780 basis points in the 2010 quarter and 390 basis points in the 2010 period.

Depreciation and Amortization

Depreciation and amortization for the 2010 quarter totaled $69.3 million compared to $60.5 million for the 2009 quarter, an increase of $8.8 million, or 14.5%. Depreciation and amortization for the 2010 period totaled $132.0 million compared to $118.5 million for the 2009 period. The increases primarily reflect depreciation expense associated with capital expenditures.

Interest Expense

Interest expense was $26.2 million for the 2010 quarter, compared to $26.6 million for the 2009 quarter, a decrease of $0.4 million, or 1.5%. Interest expense was $52.5 million for the 2010 period compared to $53.3 million for the 2009 period, a decrease of $0.8 million, or 1.5%. The decreases primarily were due to lower average outstanding debt, partially offset by higher interest rates.

Income Taxes

Our effective tax rate during the 2010 quarter of 36.5% compared to the effective tax rate of 36.0% in the 2009 quarter. The effective tax rate for the 2010 period of 37.1% was higher than the 2009 period of 33.6%. The increase from the 2009 period to the 2010 period primarily was due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of audit settlements which reduced the effective income tax rate by 2.3% during the 2009 period. In addition, the tax rates for the 2010 quarter and period reflect the estimated impact of new limitations on the deductibility of annual employee compensation in excess of $500,000 as mandated by recent health insurance reforms.

Membership

The following table presents our medical and specialty membership at June 30, 2010, March 31, 2010, and at the end of each quarter in 2009:

	2010		2009
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,732,400	1,713,300	1,508,500	1,514,800	1,499,800	1,468,900
Medicare Advantage ASO	28,700	29,000	0	0	0	0

Total Medicare Advantage	1,761,100	1,742,300	1,508,500	1,514,800	1,499,800	1,468,900

Medicare stand-alone PDP	1,793,400	1,917,100	1,927,900	1,960,400	1,992,000	2,078,900

Total Medicare	3,554,500	3,659,400	3,436,400	3,475,200	3,491,800	3,547,800

Military services	1,759,800	1,756,800	1,756,000	1,754,300	1,753,400	1,746,600
Military services ASO	1,270,900	1,274,600	1,278,400	1,260,800	1,254,900	1,244,000

Total military services	3,030,700	3,031,400	3,034,400	3,015,100	3,008,300	2,990,600

Medicaid	404,000	398,600	401,700	399,800	393,600	385,200

Total Government	6,989,200	7,089,400	6,872,500	6,890,100	6,893,700	6,923,600

Commercial segment:
Fully-insured	1,702,500	1,743,000	1,839,500	1,860,700	1,871,700	1,893,700
ASO	1,582,600	1,588,500	1,571,300	1,566,200	1,576,200	1,577,800

Total Commercial	3,285,100	3,331,500	3,410,800	3,426,900	3,447,900	3,471,500

Total medical members	10,274,300	10,420,900	10,283,300	10,317,000	10,341,600	10,395,100

Specialty Membership:
Commercial segment(a)	7,297,000	7,237,900	7,109,900	7,073,700	6,585,800	6,535,100

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members could be counted more than once since members have the ability to choose multiple products.

Liquidity

Our primary sources of cash include receipts of premiums, ASO fees, and investment income, as well as proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, SG&A expenses, interest on borrowings, taxes, purchases of investment securities, capital expenditures, acquisitions, repayments on borrowings, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital.

Cash and cash equivalents increased to $1,999.0 million at June 30, 2010 from $1,613.6 million at December 31, 2009. The change in cash and cash equivalents for the six months ended June 30, 2010 and 2009 is summarized as follows:

	2010	2009
	(in thousands)
Net cash provided by operating activities	$1,079,962	$207,380
Net cash used in investing activities	(672,141)	(445,077)
Net cash used in financing activities	(22,427)	(147,617)

Increase (decrease) in cash and cash equivalents	$385,394	$(385,314)

Cash Flow from Operating Activities

The increase in operating cash flows from the 2009 period to the 2010 period primarily results from earnings improvement, enrollment activity, and the timing of working capital items. Cash flows were positively impacted by Medicare enrollment gains in the 2010 period because premiums generally are collected in advance of claim payments by a period of up to several months. Conversely, during the 2009 period, cash flows were negatively impacted by the payment of run-off claims associated with enrollment losses in our stand-alone PDP business.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefit expenses and receipts for premiums and ASO fees. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009	2010 Period Change	2009 Period Change
	(in thousands)
IBNR(1)	$2,141,137	$1,902,700	$238,437	$96,574
Military services benefits payable(2)	301,731	279,195	22,536	36,589
Reported claims in process(3)	376,340	357,718	18,622	(60,490)
Other benefits payable(4)	1,010,515	682,961	327,554	132,945

Total benefits payable	$3,829,723	$3,222,574	$607,149	$205,618

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the receivables table on the following page.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increases in benefits payable from December 31, 2009 to June 30, 2010 and from December 31, 2008 to June 30, 2009 primarily were due to an increase in amounts owed to providers under capitated and risk sharing arrangements as well as an increase in IBNR, both primarily as a result of Medicare Advantage membership growth.

The detail of total net receivables was as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009	2010 Period Change	2009 Period Change
	(in thousands)
Military services:
Base receivable	$468,812	$451,248	$17,564	$86,513
Change orders	1,851	2,024	(173)	961

Military services subtotal	470,663	453,272	17,391	87,474

Medicare	638,100	238,056	400,044	397,881
Commercial and other	267,500	183,124	84,376	4,840
Allowance for doubtful accounts	(51,161)	(50,832)	(329)	(2,963)

Total net receivables	$1,325,102	$823,620	501,482	487,232

Reconciliation to cash flow statement:
Receivables from acquisition			0	6,907

Change in receivables per cash flow statement			$501,482	$494,139

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $17.6 million increase in base receivables from December 31, 2009 to June 30, 2010 and the $86.5 million increase in base receivables from December 31, 2008 to June 30, 2009.

Medicare receivables increased $400.0 million from December 31, 2009 to June 30, 2010 compared to an increase of $397.9 million from December 31, 2008 to June 30, 2009. Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model, contractually scheduled for mid-year collection. In connection with the July 2010 CMS receipt, we collected $418.6 million associated with the CMS risk-adjustment model. This is consistent with the collection pattern in 2009.

The timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid business resulted in the $84.4 million increase in commercial and other receivables from December 31, 2009 to June 30, 2010 and the $4.8 million increase from December 31, 2008 to June 30, 2009.

In addition to the timing of receipts for premiums and ASO fees and payments of benefit expenses, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS. Payment under the risk corridor provisions is made in the fourth quarter.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $653.9 million in the 2010 period and $483.8 in the 2009 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $91.4 million in the 2010 period compared to $82.6 million in the 2009 period. Excluding acquisitions, we expect total capital expenditures in 2010 of approximately $200 million.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $236.3 million higher than claims payments during the 2010 period and $311.2 million higher than claim payments during the 2009 period.

During the 2010 period, we repurchased approximately 1.03 million shares for $50.0 million under the stock repurchase plan authorized by the Board of Directors in December 2009. During the 2009 period, there were no repurchases of common shares under the stock repurchase plan authorized by the Board of Directors.

Net borrowings under our credit agreement decreased $250.0 million in the 2009 period primarily from the repayment of amounts borrowed to fund a 2008 acquisition.

The remainder of the cash used in or provided by financing activities in the 2010 and 2009 periods primarily resulted from the change in the securities lending payable. The decrease in securities lending since 2008 resulted from lower margins earned under the program.

Future Sources and Uses of Liquidity

Stock Repurchase Authorization

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing, and timing. During the 2010 period, we repurchased 1.03 million shares in open market transactions for $50.0 million at an average price of $48.76. As of August 1, 2010, the remaining authorized amount totaled $200.0 million and the authorization expires on December 31, 2011.

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $3,687.4 million at June 30, 2010 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $6,478.8 million and a leverage ratio of 0.7:1, as measured in accordance with the credit agreement as of June 30, 2010.

At June 30, 2010, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $3.5 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of June 30, 2010, we had $996.5 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.3 million at June 30, 2010 represent junior subordinated debt assumed in an acquisition of $36.1 million and financing for the renovation of a building of $1.2 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to refinance or repay debt and repurchase shares.

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2010 was BBB- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1.9 million, up to a maximum 100 basis points, or annual interest expense by $7.5 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company increased $335.9 million to $1,001.5 million at June 30, 2010 compared to $665.6 million at December 31, 2009. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2010, we maintained aggregate statutory capital and surplus of $4.0 billion in our state regulated subsidiaries, $1.6 billion above the aggregate $2.4 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Until October 7, 2008, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. As a result, changes in interest rates generally resulted in an increase or decrease to investment income partially offset by a corresponding decrease or increase to interest expense, partially hedging our exposure to interest rate risk. However, due to extreme volatility in the securities and credit markets, LIBOR increased while the interest rate we would earn on invested assets like cash and cash equivalents decreased. As a result, we terminated all of our interest rate swap agreements, fixing the average interest rate under our senior notes at 6.08%. In exchange for terminating our rights under the interest rate swap agreements, we received $93.0 million in cash from the counterparties representing the fair value of the swap assets. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. There were no borrowings outstanding under our credit agreement at June 30, 2010.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA at June 30, 2010. Our net unrealized position improved $183.3 million from a net unrealized gain position of $71.4 million at December 31, 2009 to a net unrealized gain position of $254.7 million at June 30, 2010. As of June 30, 2010, we had gross unrealized losses of $36.0 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the six months ended June 30, 2010. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.4 years as of June 30, 2010. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $344 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2010.

Based on our evaluation, our CEO, CFO, and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 12 to the condensed consolidated financial statements beginning on page 17 of this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 19, 2010, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to February 19, 2010:

•

Recently enacted health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, could have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, increasing our medical and administrative costs by, among other things, requiring a minimum benefit ratio, lowering our Medicare payment rates and increasing our expenses associated with a non-deductible federal premium tax; financial position, including our ability to maintain the value of our goodwill; and cash flows. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. Due to its complexity and the lack of comprehensive interpretive guidance or implementing regulations by The Department of Health and Human Services (HHS), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, the full impact of the Health Insurance Reform Legislation is not yet fully known.

The provisions of the Health Insurance Reform Legislation include, among others, imposing significant new non-deductible federal premium taxes and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, additional mandated benefits and guarantee issuance associated with Commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices, and additional regulations governing premium rate increase requests. Implementation dates of the provisions of the Health Insurance Reform Legislation generally vary from as early as six months from the date of enactment, or September 23, 2010, to as late as 2018.

There are numerous steps required to implement the Health Insurance Reform Legislation including, for example, additional regulations to be promulgated by HHS to address important aspects of measuring and applying the minimum required benefit ratios. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business. However, it is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate could have a material adverse affect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, increasing our medical and administrative costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax; financial position, including our ability to maintain the value of our goodwill; and cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Insurance Reform Legislation, our business may be materially adversely affected. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows. For more information on the Health Insurance Reform Legislation, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this Form 10-Q.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in our reports filed with the SEC from time to time, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended June 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2010	—	$—	—	$—
May 2010	—	—	—	—
June 2010	1,025,000	48.7589	1,025,000	200,052,918

Total	1,025,000	$48.7589	1,025,000	$200,052,918

(1)	As announced on December 11, 2009, in December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common stock shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing, and timing. As of August 1, 2010 the remaining authorized amount totaled $200.0 million and the authorization expires on December 31, 2011.
(2)	Excludes 168,357 shares repurchased in connection with employee stock plans.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Removed and Reserved

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three months ended June 30, 2010 and June 30, 2009, respectively, and for the six months ended June 30, 2010 and June 30, 2009, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009, respectively; and (iv) Notes to Condensed Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 2, 2010	By:	/S/ JAMES H. BLOEM
James H. Bloem Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 2, 2010	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley Vice President and Controller (Principal Accounting Officer)