Form 10-Q
period 2010-09-30
HUMANA INC
filed 2010-11-01
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2010
$0.16 2/3 par value	168,318,547 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2010

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,922,852	$1,613,588
Investment securities	7,142,395	6,190,062
Receivables, less allowance for doubtful accounts of $54,177 in 2010 and $50,832 in 2009:
Premiums	794,197	811,800
Administrative services fees	13,831	11,820
Securities lending invested collateral	31,921	119,586
Other current assets	479,417	505,960

Total current assets	11,384,613	9,252,816

Property and equipment, net	670,277	679,142
Long-term investment securities	1,477,147	1,307,088
Goodwill	1,997,277	1,992,924
Other long-term assets	861,038	921,524

Total assets	$16,390,352	$14,153,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,726,911	$3,222,574
Trade accounts payable and accrued expenses	2,041,101	1,307,710
Book overdraft	241,229	374,464
Securities lending payable	38,106	126,427
Unearned revenues	213,778	228,817

Total current liabilities	6,261,125	5,259,992
Long-term debt	1,671,222	1,678,166
Future policy benefits payable	1,279,168	1,193,047
Other long-term liabilities	239,868	246,286

Total liabilities	9,451,383	8,377,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 190,107,065 shares issued at September 30, 2010 and 189,801,119 shares issued at December 31, 2009	31,685	31,634
Capital in excess of par value	1,720,651	1,658,521
Retained earnings	5,421,676	4,429,611
Accumulated other comprehensive income	259,025	42,135
Treasury stock, at cost, 21,788,518 shares at September 30, 2010 and 19,621,069 shares at December 31, 2009	(494,068)	(385,898)

Total stockholders’ equity	6,938,969	5,776,003

Total liabilities and stockholders’ equity	$16,390,352	$14,153,494

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share results)
Revenues:
Premiums	$8,134,645	$7,444,122	$24,673,259	$22,557,943
Administrative services fees	121,815	133,732	374,441	368,308
Investment income	87,250	74,861	252,495	219,745
Other revenue	80,938	64,104	217,768	181,373

Total revenues	8,424,648	7,716,819	25,517,963	23,327,369

Operating expenses:
Benefits	6,637,470	6,111,351	20,304,590	18,748,206
Selling, general and administrative	1,074,188	1,047,773	3,363,021	3,115,918
Depreciation and amortization	64,557	62,088	196,603	180,580

Total operating expenses	7,776,215	7,221,212	23,864,214	22,044,704

Income from operations	648,433	495,607	1,653,749	1,282,665
Interest expense	26,143	26,259	78,679	79,605

Income before income taxes	622,290	469,348	1,575,070	1,203,060
Provision for income taxes	229,069	167,829	583,005	414,044

Net income	$393,221	$301,519	$992,065	$789,016

Basic earnings per common share	$2.35	$1.80	$5.90	$4.72

Diluted earnings per common share	$2.32	$1.78	$5.84	$4.67

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$992,065	$789,016
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(12,286)	(13,734)
Stock-based compensation	52,104	48,818
Depreciation and amortization	196,603	180,580
Benefit for deferred income taxes	(115,923)	(22,753)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	15,592	6,247
Other assets	119,728	11,718
Benefits payable	504,337	159,902
Other liabilities	520,771	(10,681)
Unearned revenues	(15,073)	(18,309)
Other, net	31,253	16,687

Net cash provided by operating activities	2,289,171	1,147,491

Cash flows from investing activities
Acquisitions, net of cash acquired	(10,120)	(12,436)
Purchases of property and equipment	(152,432)	(122,135)
Purchases of investment securities	(3,582,352)	(5,290,819)
Maturities of investment securities	1,492,601	802,331
Proceeds from sales of investment securities	1,298,912	2,903,936
Change in securities lending collateral	88,321	248,925

Net cash used in investing activities	(865,070)	(1,470,198)

Cash flows from financing activities
Receipts from CMS contract deposits	1,319,874	1,534,629
Withdrawals from CMS contract deposits	(1,117,655)	(1,204,536)
Repayments under credit agreement	0	(250,000)
Change in securities lending payable	(88,321)	(248,925)
Change in book overdraft	(133,235)	(25,158)
Common stock repurchases	(108,170)	(8,270)
Excess tax benefit from stock-based compensation	1,406	1,717
Proceeds from stock option exercises and other	11,264	4,833

Net cash used in financing activities	(114,837)	(195,710)

Increase (decrease) in cash and cash equivalents	1,309,264	(518,417)
Cash and cash equivalents at beginning of period	1,613,588	1,970,423

Cash and cash equivalents at end of period	$2,922,852	$1,452,006

Supplemental cash flow disclosures:
Interest payments	$66,403	$67,175
Income tax payments, net	$632,745	$478,051

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board, or FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. Under the new guidance, we are required to disclose additional information about movements of assets among the three-tier fair value hierarchy, present separately (that is, on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), and expand disclosures regarding the determination of fair value measurements. We adopted the new disclosure provisions for the quarter ended March 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which will be effective for us beginning with the filing of our Form 10-Q for the three months ending March 31, 2011.

In October 2010, the FASB issued new guidance that modifies the types of costs that can be capitalized in the acquisition of insurance contracts. We defer policy acquisition costs, primarily commissions, associated with our health, life insurance, annuities, and other supplemental policies sold to individuals and accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year. Premiums under our long-duration insurance products represented approximately 2% of our total premiums for the nine months ended September 30, 2010. The new guidance specifies that only costs that are related directly to the successful acquisition of insurance contracts qualify for deferral. Commissions representing direct costs of contract acquisitions will continue to qualify for capitalization. The new guidance is effective for us January 1, 2012 with early adoption permitted January 1, 2011. We are evaluating the impact of the new guidance on our results of operations and financial position.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

3. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at September 30, 2010 and December 31, 2009, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$723,472	$22,259	$(51)	$745,680
Mortgage-backed securities	1,858,893	62,962	(1,605)	1,920,250
Tax-exempt municipal securities	2,312,505	104,512	(5,116)	2,411,901
Mortgage-backed securities:
Residential	76,857	786	(3,892)	73,751
Commercial	273,759	17,993	(171)	291,581
Asset-backed securities	173,833	2,604	(12)	176,425
Corporate debt securities	2,781,843	218,268	(5,324)	2,994,787
Redeemable preferred stock	5,167	0	0	5,167

Total debt securities	$8,206,329	$429,384	$(16,171)	$8,619,542

December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,005,203	$6,683	$(2,534)	$1,009,352
Mortgage-backed securities	1,675,667	24,324	(11,328)	1,688,663
Tax-exempt municipal securities	2,195,077	52,381	(23,417)	2,224,041
Mortgage-backed securities:
Residential	106,191	220	(10,999)	95,412
Commercial	285,014	3,252	(8,640)	279,626
Asset-backed securities	106,471	824	(107)	107,188
Corporate debt securities	2,043,721	57,173	(21,326)	2,079,568
Redeemable preferred stock	8,400	4,900	0	13,300

Total debt securities	$7,425,744	$149,757	$(78,351)	$7,497,150

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $37.7 million at September 30, 2010 and $126.1 million at December 31, 2009 were on loan. At September 30, 2010, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds and short-term asset-backed securities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2010 and December 31, 2009, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$48,932	$(51)	$0	$0	$48,932	$(51)
Mortgage-backed securities	119,215	(1,399)	5,748	(206)	124,963	(1,605)
Tax-exempt municipal securities	150,389	(2,175)	55,684	(2,941)	206,073	(5,116)
Mortgage-backed securities:
Residential	0	0	49,209	(3,892)	49,209	(3,892)
Commercial	0	0	3,253	(171)	3,253	(171)
Asset-backed securities	10,052	(12)	0	0	10,052	(12)
Corporate debt securities	34,946	(389)	48,342	(4,935)	83,288	(5,324)

Total debt securities	$363,534	$(4,026)	$162,236	$(12,145)	$525,770	$(16,171)

December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$301,843	$(2,425)	$2,970	$(109)	$304,813	$(2,534)
Mortgage-backed securities	823,365	(11,005)	6,834	(323)	830,199	(11,328)
Tax-exempt municipal securities	598,520	(14,286)	198,327	(9,131)	796,847	(23,417)
Mortgage-backed securities:
Residential	1,771	(5)	73,178	(10,994)	74,949	(10,999)
Commercial	31,941	(359)	142,944	(8,281)	174,885	(8,640)
Asset-backed securities	1,930	(19)	2,179	(88)	4,109	(107)
Corporate debt securities	636,833	(9,354)	99,830	(11,972)	736,663	(21,326)

Total debt securities	$2,396,203	$(37,453)	$526,262	$(40,898)	$2,922,465	$(78,351)

Approximately 97% of our debt securities were investment-grade quality, with an average credit rating of AA by S&P at September 30, 2010. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At September 30, 2010, 14% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities, and 26% of our tax-exempt securities were insured by bond insurers and had an equivalent S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities as of September 30, 2010 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. All commercial mortgage-backed securities were rated AAA at September 30, 2010.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

All issuers of securities we own that were trading at an unrealized loss as of September 30, 2010 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of September 30, 2010, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired as of September 30, 2010.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Gross realized gains	$4,649	$41,428	$28,402	$92,173
Gross realized losses	(339)	(37,244)	(16,116)	(78,439)

Net realized capital gains	$4,310	$4,184	$12,286	$13,734

There were no material other-than-temporary impairments for the three and nine months ended September 30, 2010 or 2009.

The contractual maturities of debt securities available for sale at September 30, 2010, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$200,182	$201,218
Due after one year through five years	2,032,017	2,115,885
Due after five years through ten years	1,778,028	1,914,943
Due after ten years	1,812,760	1,925,489
Mortgage and asset-backed securities	2,383,342	2,462,007

Total debt securities	$8,206,329	$8,619,542

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

Fair value of actively traded debt securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. We generally obtain one quoted price for each security from a third party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third party pricing service may use quoted market prices of comparable securities or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third party investment advisor. Based on our internal price verification procedures and review of fair value methodology documentation provided by the third party pricing service, there were no material adjustments to the prices obtained from the third party pricing service during the three and nine months ended September 30, 2010 or 2009.

Fair value of privately held debt securities, including venture capital investments as well as auction rate securities (which are described below), are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately-held debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly-traded companies in similar lines of business, and reviewing the underlying financial performance including estimating discounted cash flows. For auction rate securities, such methodologies include consideration of the quality of the sector and issuer, underlying collateral, underlying final maturity dates, and liquidity.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table summarizes our fair value measurements at September 30, 2010 and December 31, 2009 for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2010
Cash equivalents	$2,845,814	$2,845,814	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	745,680	0	745,680	0
Mortgage-backed securities	1,920,250	0	1,920,250	0
Tax-exempt municipal securities	2,411,901	0	2,360,532	51,369
Mortgage-backed securities:
Residential	73,751	0	73,751	0
Commercial	291,581	0	291,581	0
Asset-backed securities	176,425	0	174,536	1,889
Corporate debt securities	2,994,787	0	2,987,180	7,607
Redeemable preferred stock	5,167	0	0	5,167

Total debt securities	8,619,542	0	8,553,510	66,032
Securities lending invested collateral	31,921	6,396	25,525	0

Total invested assets	$11,497,277	$2,852,210	$8,579,035	$66,032

December 31, 2009
Cash equivalents	$1,507,490	$1,507,490	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,009,352	0	1,009,352	0
Mortgage-backed securities	1,688,663	0	1,688,663	0
Tax-exempt municipal securities	2,224,041	0	2,155,227	68,814
Mortgage-backed securities:
Residential	95,412	0	95,412	0
Commercial	279,626	0	279,626	0
Asset-backed securities	107,188	0	105,060	2,128
Corporate debt securities	2,079,568	0	2,071,087	8,481
Redeemable preferred stock	13,300	0	0	13,300

Total debt securities	7,497,150	0	7,404,427	92,723
Securities lending invested collateral	119,586	53,569	66,017	0

Total invested assets	$9,124,226	$1,561,059	$7,470,444	$92,723

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

During the three and nine months ended September 30, 2010 and 2009, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended September 30,
	2010			2009
	Auction Rate Securities	Privates and Venture Capital	Total	Auction Rate Securities	Privates and Venture Capital	Total
	(in thousands)
Beginning balance at July 1	$51,473	$14,541	$66,014	$72,719	$18,440	$91,159
Total gains or losses:
Realized in earnings	0	19	19	0	19	19
Unrealized in other comprehensive income	(54)	(34)	(88)	(76)	272	196
Purchases, sales, issuances, and settlements, net	(50)	137	87	(850)	(96)	(946)

Balance at September 30	$51,369	$14,663	$66,032	$71,793	$18,635	$90,428

	For the nine months ended September 30,
	2010			2009
	Auction Rate Securities	Privates and Venture Capital	Total	Auction Rate Securities	Privates and Venture Capital	Total
	(in thousands)
Beginning balance at January 1	$68,814	$23,909	$92,723	$73,654	$18,272	$91,926
Total gains or losses:
Realized in earnings	16	6,214	6,230	16	58	74
Unrealized in other comprehensive income	1,314	(4,239)	(2,925)	(102)	691	589
Purchases, sales, issuances, and settlements, net	(18,775)	(11,221)	(29,996)	(1,775)	(991)	(2,766)
Transfers into Level 3	0	0	0	0	605	605

Balance at September 30	$51,369	$14,663	$66,032	$71,793	$18,635	$90,428

Our level 3 assets primarily included auction rate securities for the periods presented. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $51.4 million at September 30, 2010, or less than 0.5% of our total invested assets, primarily consisted of tax-exempt bonds rated AAA and AA and were collateralized by federally-guaranteed student loans. From time to time, liquidity issues in the credit markets have led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher, interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when (1) a successful auction occurs, (2) the securities are called or refinanced by the issuer, (3) a buyer is found outside the auction process, or (4) the security matures. We continue to receive income on all auction rate securities as well as periodic full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices, and as such, unobservable inputs were used.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our long-term debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,671.2 million at September 30, 2010 and $1,678.2 million at December 31, 2009. The fair value of our long-term debt was $1,779.6 million at September 30, 2010 and $1,596.4 million at December 31, 2009. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

5. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of September 30, 2010 and December 31, 2009. Amounts included below relating to the 2009 contract year for the net risk corridor payable of $180.2 million and the CMS subsidies payable of $348.5 million at September 30, 2010 are expected to be settled in the fourth quarter of 2010.

	September 30, 2010		December 31, 2009
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$1,573	$20,615	$2,165	$11,660
Trade accounts payable and accrued expenses	(379,601)	(614,028)	(146,750)	(402,854)

Net current liability	$(378,028)	$(593,413)	$(144,585)	$(391,194)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2010 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2009	$1,281,625	$711,299	$1,992,924
Acquisition	2,684	0	2,684
Contingent purchase price settlements related to 2008 acquisitions	0	1,669	1,669

Balance at September 30, 2010	$1,284,309	$712,968	$1,997,277

The acquisition amount of $2.7 million relates to the July 1, 2010 purchase of Hummingbird Coaching Systems LLC, a Cincinnati, Ohio based wellness company, for cash consideration of $8.5 million.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2010 and December 31, 2009:

	Weighted Average Life	September 30, 2010			December 31, 2009
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Customer contracts	11.1 yrs	$316,985	$140,865	$176,120	$314,885	$117,748	$197,137
Provider contracts	16.0 yrs	42,753	10,814	31,939	42,753	8,281	34,472
Trade names and other	12.6 yrs	18,375	6,139	12,236	16,986	5,127	11,859

Total other intangible assets	11.8 yrs	$378,113	$157,818	$220,295	$374,624	$131,156	$243,468

Amortization expense for other intangible assets was approximately $28.6 million for the nine months ended September 30, 2010 and $28.3 million for the nine months ended September 30, 2009. The following table presents our estimate of amortization expense for 2010 and each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2010	$37,260
2011	32,953
2012	31,400
2013	28,227
2014	25,272
2015	19,940

7. INDIVIDUAL MAJOR MEDICAL DEFERRED ACQUISITION COSTS

Due to contractual and regulatory requirements our guaranteed renewable major medical policies sold to individuals in the commercial market are accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year. As a result, we defer policy acquisition costs and amortize them over the estimated life of the policies in proportion to premiums earned, subject to a recoverability analysis. Further, reserves for future policy benefits are established for the portion of premium received in the earlier years which are intended to pay anticipated benefits to be incurred in future years.

In light of significant reforms to the U.S. health insurance industry, including mandating that 80% of premium revenues be expended on medical costs for individual major medical policies beginning in 2011, we completed a deferred acquisition cost recoverability analysis for our individual major medical policies at June 30, 2010. Our recoverability test indicated that a substantial portion of unamortized deferred acquisition costs associated with the individual major medical block of business were not recoverable from future income. As a result, we recorded a write-down of deferred acquisition costs of $147.5 million with a corresponding charge to selling, general and administrative expense during the second quarter of 2010. Deferred acquisition costs included in other long-term assets in the consolidated balance sheets were $78.0 million and $201.4 million at September 30, 2010 and December 31, 2009, respectively, including $31.5 million and $165.7 million associated with our individual major medical policies at September 30, 2010 and December 31, 2009, respectively. Future policy benefits payable associated with our individual major medical policies were $157.0 million at September 30, 2010 and $128.3 million at December 31, 2009.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

8. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income, net of tax, for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$393,221	$301,519	$992,065	$789,016
Net unrealized investment gains and other, net of tax	100,597	170,092	216,890	258,779

Comprehensive income, net of tax	$493,818	$471,611	$1,208,955	$1,047,795

9. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per common share results)
Net income available for common stockholders	$393,221	$301,519	$992,065	$789,016

Weighted average outstanding shares of common stock used to compute basic earnings per common share	167,574	167,404	168,082	167,250
Dilutive effect of:
Employee stock options	634	780	589	666
Restricted stock	1,374	1,062	1,293	942

Shares used to compute diluted earnings per common share	169,582	169,246	169,964	168,858

Basic earnings per common share	$2.35	$1.80	$5.90	$4.72

Diluted earnings per common share	$2.32	$1.78	$5.84	$4.67

Number of antidilutive stock options and restricted stock excluded from computation	3,256	4,615	4,355	6,105

10. STOCK REPURCHASE AUTHORIZATION

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing and timing. During the nine months ended September 30, 2010, we repurchased 1.99 million shares in open market transactions for $100.0 million at an average price of $50.17. As of November 1, 2010, the remaining authorized amount totaled $150.0 million and the authorization expires on December 31, 2011.

In connection with employee stock plans, we acquired 0.2 million common shares for $8.2 million and 0.2 million common shares for $8.3 million during the nine months ended September 30, 2010 and 2009, respectively.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

11. INCOME TAXES

The effective income tax rate was 36.8% for the three months ended September 30, 2010 compared to 35.8% for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the effective income tax rate was 37.0% compared to 34.4% for the nine months ended September 30, 2009. The effective income tax rate was reduced by 1.4% during the first nine months of 2009 due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006. In addition, the tax rates for the three and nine months ended September 30, 2010 reflect the estimated impact of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by recent health insurance reforms.

12. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare business, which accounted for approximately 65% of our total premiums and administrative services only, or ASO, fees for the nine months ended September 30, 2010, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2011.

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

We generally rely on providers to appropriately document all medical data including risk-adjustment data in their medical records and appropriately code their claim submissions, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. The CMS audits involve a review of a sample of provider medical records for the contracts being audited. Rates paid to Medicare Advantage plans are established under an actuarial bid model, including a process whereby our premium is based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. As a result, we believe that an actuarially sound adjustment of payments from these audits would need to take into account the level of coding accuracy and provider medical record documentation completeness under the government’s original Medicare program, since the risk adjustment system, bids, benefit structures and payment rates were premised on that data. This would help to ensure that the audit methodology applied to Medicare Advantage plans accurately calculates the economic impact of the audit findings. Additionally, our payment received from CMS, as well as benefits offered and premiums charged to members, is based on bids that did not, by CMS design, include any assumption of retroactive audit payment adjustments. We believe that applying a retroactive audit adjustment after CMS acceptance of bids would improperly alter this process of establishing member benefits and premiums.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the nine months ended September 30, 2010, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Our Medicaid contracts for the East and Southeast regions were extended by the Puerto Rico Health Insurance Administration, or PRHIA, through the end of September 2010. Effective October 1, 2010, the PRHIA awarded us three contracts for the East, Southeast, and Southwest regions for a one year term with two options to extend the contracts for an additional term of up to one year, exercisable at the sole discretion of the PRHIA.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 11% of our total premiums and ASO fees for the nine months ended September 30, 2010, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired March 31, 2009 and was extended through March 31, 2011. On October 5, 2010, we were notified that the Department of Defense TRICARE Management Activity, or TMA, intends to negotiate with us for an extension of our administration of the TRICARE South Region contract, comprised of a one year option period from April 1, 2011 through March 31, 2012. There can be no assurance, however, that the contract will be extended. The contract’s transition provisions require the continuation of certain activities, primarily claims processing, during a wind-down period lasting approximately six months following the expiration date. Claims incurred on or prior to the expiration date would continue to be processed during the wind-down period under the terms existing prior to the expiration date.

As required under the current contract, the target underwritten health care cost and underwriting fee amounts for each option period are negotiated. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, any failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the Department of Defense, or DoD, that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

discussion contained within the GAO’s decision with respect to our protest. On October 22, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address, among other things, health care cost savings resulting from provider network discounts in the South Region. The final proposal revisions are due on November 9, 2010.

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

On June 25, 2010, the Derivative Plaintiffs, Humana, and the Derivative Defendants entered into a Stipulation of Settlement (the “Stipulation”), pursuant to which they have agreed to settle the Consolidated Derivative Action. As part of the Stipulation, Humana has agreed to implement certain governance measures, including with respect to its PDP program, and to pay the Derivative Plaintiffs’ attorneys fees up to $325,000. On September 21, 2010, the Court entered a Final Judgment and Order of Dismissal with Prejudice (the “Judgment”), finding that the settlement was fair, reasonable, and adequate as to each of the parties and that it provided a substantial benefit to Humana and its stockholders. Pursuant to the Judgment, the Court approved the terms of the Stipulation, awarded counsel for the Derivative Plaintiffs attorneys’ fees of $325,000, and dismissed the Consolidated Derivative Action with prejudice.

Provider Litigation

Humana Military Healthcare Services, Inc. (“Humana Military”) was named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against Humana Military. The Sacred Heart Complaint alleged, among other things, that, Humana Military breached its network agreements with a class of hospitals in six states, including the seven named plaintiffs, that contracted for reimbursement of outpatient services provided to beneficiaries of the DoD’s TRICARE health benefits program (“TRICARE”). The Complaint alleged that Humana Military breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). Humana Military denied that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint sought, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by Humana Military, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requested damages and other relief for its individual claim against Humana Military for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with Humana Military to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with Humana Military to submit

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

any such disputes with Humana Military to arbitration. On March 3, 2010, the Court of Appeals reversed the district court’s class certification order and remanded the case to the district court for further proceeding. On June 28, 2010, the plaintiffs sought leave of the district court to amend their complaint to join additional hospital plaintiffs. Humana Military filed its response to the motion on July 28, 2010. The district court granted the plaintiffs’ motion to join 33 additional hospitals on September 24, 2010. On October 27, 2010, the plaintiffs filed their Fourth Amended Complaint claiming the U.S. District Court for the Northern District of Florida has subject matter jurisdiction over the case because the allegations in the complaint raise a substantial question under federal law. The amended complaint asserts no other material changes to the allegations or relief sought by the plaintiffs. Humana Military’s Answer to the Fourth Amended Complaint is due on November 26, 2010.

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

Other Lawsuits and Regulatory Matters

Our current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, provider contracting, competitive practices, commission payments, privacy issues, utilization management practices, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices. In addition, we have responded and are continuing to respond to requests for information regarding certain provider-payment practices from various states’ attorneys general and departments of insurance.

On September 10, 2009, the Office of Inspector General, or OIG, of the United States Department of Health and Human Services issued subpoenas to us and our subsidiary, Humana Pharmacy, Inc., seeking documents related to our Medicare Part D prescription plans and the operation of RightSourceRxSM, our mail order pharmacy in Phoenix, Arizona. The government has informed us that no additional materials will be sought pursuant to the subpoenas.

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

Our segment results were as follows for the three and nine months ended September 30, 2010 and 2009:

	Government Segment
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$4,798,910	$4,135,198	$14,501,099	$12,340,786
Medicare stand-alone PDP	579,583	578,142	1,858,830	1,812,638

Total Medicare	5,378,493	4,713,340	16,359,929	14,153,424
Military services	873,588	796,126	2,603,950	2,591,605
Medicaid	168,847	162,896	501,605	480,085

Total premiums	6,420,928	5,672,362	19,465,484	17,225,114
Administrative services fees	26,948	37,947	81,727	81,435
Investment income	56,857	44,936	164,545	132,894
Other revenue	1,418	997	4,558	2,713

Total revenues	6,506,151	5,756,242	19,716,314	17,442,156

Operating expenses:
Benefits	5,280,899	4,646,245	16,371,524	14,514,775
Selling, general and administrative	614,288	583,474	1,813,224	1,731,624
Depreciation and amortization	36,918	34,575	110,611	100,320

Total operating expenses	5,932,105	5,264,294	18,295,359	16,346,719

Income from operations	574,046	491,948	1,420,955	1,095,437
Interest expense	19,899	17,447	59,266	50,160

Income before income taxes	$554,147	$474,501	$1,361,689	$1,045,277

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Commercial Segment
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Premiums:
Fully-insured
PPO	$708,487	$785,388	$2,180,734	$2,403,054
HMO	756,961	755,054	2,275,552	2,240,150

Total fully-insured	1,465,448	1,540,442	4,456,286	4,643,204
Specialty	248,269	231,318	751,489	689,625

Total premiums	1,713,717	1,771,760	5,207,775	5,332,829
Administrative services fees	94,867	95,785	292,714	286,873
Investment income	30,393	29,925	87,950	86,851
Other revenue	79,520	63,107	213,210	178,660

Total revenues	1,918,497	1,960,577	5,801,649	5,885,213

Operating expenses:
Benefits	1,356,571	1,465,106	3,933,066	4,233,431
Selling, general and administrative	459,900	464,299	1,549,797	1,384,294
Depreciation and amortization	27,639	27,513	85,992	80,260

Total operating expenses	1,844,110	1,956,918	5,568,855	5,697,985

Income from operations	74,387	3,659	232,794	187,228
Interest expense	6,244	8,812	19,413	29,445

Income (loss) before income taxes	$68,143	$(5,153)	$213,381	$157,783

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2009 that was filed with the SEC on February 19, 2010, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 19, 2010, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Overview

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2009 revenues of approximately $31.0 billion. We are a full-service benefits solutions company, offering a wide array of health and supplemental benefit products for employer groups, government benefit programs, and individuals. As of September 30, 2010, we had approximately 10.1 million members in our medical benefit plans, as well as approximately 7.0 million members in our specialty products.

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

Effective January 1, 2011, minimum benefit ratios will be mandated for all commercial fully-insured health plans in the large group (85%), small group (80%), and individual (80%) markets, with rebates to policyholders if the actual benefit ratios do not meet these minimums. While there have been regulatory discussions and draft regulations, HHS has not yet issued final regulations addressing several important aspects of measuring and applying these benefit ratios, including: distinguishing medical from non-medical expenses for purposes of the calculation; the exclusion of certain taxes, fees and assessments from premium calculations; the definition of large and small groups; and the level of aggregation for these calculations. Depending on the results of the calculation, there could be a broad range of potential business impacts both in the near and long term, and there could be meaningful disruption in local health care markets.

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

Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, at this time we are unable to estimate the ultimate impact on our results of operations, financial position, and cash flows.

•

Beginning in 2014, the Health Insurance Reform Legislation requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain plans; the establishment of state-based exchanges for individuals and small employers (with up to 100 employees); the introduction of standardized plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and an annual insurance industry premium-based assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes. If the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

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

Our results of operations have been affected by the Health Insurance Reform Legislation. During the second quarter of 2010, we recorded a charge to write-down deferred acquisition costs associated with our guaranteed renewable individual major medical policies since these costs will not be recoverable from our estimates of future cash flows based on an analysis that considered, among others, our current understanding of the pertinent provisions of the Health Insurance Reform Legislation, including the 80% minimum benefit ratio requirement. In addition, our effective tax rate increased due to the limitation of deductible annual compensation over $500,000 per employee. Due to the complexity and the lack of comprehensive interpretive guidance or implementing regulations, we are unable to fully predict the ultimate impact these reforms will have on our results of operations, financial position, and cash flows. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate could have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, increasing our medical and administrative costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax; our financial position, including our ability to maintain the value of our goodwill; and our cash flows.

Government Segment

Our strategy and commitment to the Medicare programs have led to significant growth. Medicare Advantage fully-insured membership increased to 1,736,400 members at September 30, 2010, up 221,600 members, or 14.6%, from 1,514,800 members at September 30, 2009 and up 227,900 members, or 15.1%, since December 31, 2009, primarily due to sales of group Medicare Advantage products and preferred provider organization, or PPO, products. Average fully-insured Medicare Advantage membership increased 16.0% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Likewise, Medicare Advantage premium revenues have increased 17.5% to $14.5 billion for the nine months ended September 30, 2010 from $12.3 billion for the nine months ended September 30, 2009. The mix of sales has continued to shift increasingly to our network-based PPO offerings, which is particularly important given the enactment of the Medicare Improvements for Patients and Providers Act of 2008, or the Improvements Act, discussed more fully below. Approximately 74% of our fully-insured Medicare Advantage members were enrolled in network-based products at September 30, 2010 compared to 63% at December 31, 2009 and 62% at September 30, 2009, with our network-based PPO membership increasing 86% from September 30, 2009 to September 30, 2010.

Due to the enactment of the Improvements Act in July 2008, beginning in 2011, sponsors of Medicare Advantage Private Fee-For-Service, or PFFS, plans will be required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. We have 454,600 PFFS members, which represent approximately 26% of our total Medicare Advantage membership at September 30, 2010, down from 37% at December 31, 2009. Approximately 91% of our PFFS members at September 30, 2010 resided in geographies where we have developed a provider network and offer a networked plan. We are continuing to implement various operational and strategic initiatives, including further developing our networks and building network-based plan offerings, to address the adequate network requirement. We anticipate these initiatives, together with certain counties’ exemption from the network requirement, to result in more than 95% of our PFFS members having the choice of remaining in a Humana plan in 2011.

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

We also offer Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. Our Medicare stand-alone PDP membership declined to 1,785,600 members at September 30, 2010, down 142,300 members, or 7.4%, from December 31, 2009 and down 174,800 members, or 8.9%, from September 30, 2009, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

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

Our military services business primarily consists of the TRICARE South Region contract. For the nine months ended September 30, 2010, premiums and ASO fees associated with the TRICARE South Region contract were $2,597.9 million, or 10.4% of our total premiums and ASO fees.

On March 3, 2010, the TMA exercised its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods extends the TRICARE South Region contract through March 31, 2011. On October 5, 2010, we were notified that the TMA intends to negotiate with us for an extension of our administration of the TRICARE South Region contract, comprised of a one year option period from April 1, 2011 through March 31, 2012. There can be no assurance, however, that the contract will be extended. In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the GAO in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On October 22, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address, among other things, health care cost savings resulting from provider network discounts in the South Region. The final proposal revisions are due on November 9, 2010.

We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at September 30, 2010, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Military services goodwill was not impaired at September 30, 2010. If our current contract is extended through March 31, 2012 and we are not awarded the new third generation TRICARE program contract for the South Region, we expect that as the ultimate March 31, 2012 contract end date nears, future cash flows will not be sufficient to warrant recoverability of all or a portion of the military services goodwill. In this event, we expect a goodwill impairment could occur during 2011.

Commercial Segment

Commercial segment pretax earnings increased $55.6 million, or 35.2%, for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to decreased utilization, continued pricing discipline, administrative cost reductions, and prior year favorable reserve releases not in the ordinary course of business, partially offset by a $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies. As a result of significant reforms to the U.S. health insurance industry discussed previously, a substantial portion of deferred acquisition costs associated with our individual major medical block of business were not recoverable from future income and we recorded a charge to selling, general, and administrative expense of $147.5 million during the second quarter of 2010 as discussed in Note 7 to the condensed consolidated financial statements. Commercial segment fully-insured medical membership at September 30, 2010 of 1,670,600 decreased

190,100 members, or 10.2% from September 30, 2009 primarily as a result of continued pricing discipline. The decreased utilization year-over-year coupled with the favorable reserve releases led to a lower Commercial segment benefit ratio for the three and nine months ended September 30, 2010. The write-down of deferred acquisition costs, together with administrative costs associated with increased specialty and mail-order pharmacy business, led to a higher Commercial segment SG&A expense ratio for the nine months ended September 30, 2010.

Financial Position

At September 30, 2010, cash, cash equivalents and our investment securities totaled $11.5 billion, or 70.4% of total assets, with 25.3% of the $11.5 billion invested in cash and cash equivalents. Investment securities consist of debt securities of investment-grade quality with an average credit rating by S&P of AA at September 30, 2010 and an average duration of approximately 4.3 years. Including cash and cash equivalents, the average duration of our investment portfolio was approximately 3.3 years. We had no collateralized debt obligations and $3.7 million of mortgage-backed securities associated with Alt-A or subprime loans at September 30, 2010.

Our net unrealized position improved $341.8 million from a net unrealized gain position of $71.4 million at December 31, 2009, to a net unrealized gain position of $413.2 million at September 30, 2010. Gross unrealized losses were $16.2 million at September 30, 2010 compared to $78.4 million at December 31, 2009. Gross unrealized gains were $429.4 million at September 30, 2010 compared to $149.8 million at December 31, 2009. All issuers of securities we own that were trading at an unrealized loss as of September 30, 2010 remain current on all contractual payments. We believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. As of September 30, 2010, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired as of September 30, 2010.

We continuously review our investment portfolios. There were no material other-than-temporary impairments for the nine months ended September 30, 2010 or 2009. There is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

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

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to refinance or repay debt and repurchase shares. Our long-term debt, consisting primarily of senior notes, of $1,671.2 million represented 19.4% of total capitalization at September 30, 2010, declining from 22.5% at December 31, 2009. The earliest maturity of our senior notes is in June 2016. We have available a 5-year, $1.0 billion unsecured revolving credit agreement which expires in July 2011. As of September 30, 2010, there were no borrowings outstanding under this credit agreement.

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

Based on the most recently filed statutory financial statements as of June 30, 2010, we maintained aggregate statutory capital and surplus of $3.9 billion in our state regulated subsidiaries, $1.3 billion above the aggregate $2.6 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Other Highlights

•

As more fully described on page 59 of our Form 10-K for the year ended December 31, 2009, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We experienced prior year favorable reserve releases not in the ordinary course of business in both our Government and Commercial segments of approximately $55.9 million in the aggregate, or $0.21 per diluted common share, for the three months ended September 30, 2010 and $193.4 million in the aggregate, or $0.72 per diluted common share, for the nine months ended September 30, 2010. This favorable reserve development primarily resulted from improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization. In addition, during the three months ended September 30, 2010, we experienced favorable reserve releases related to the first half of 2010 not in the ordinary course of business in both our Government and Commercial segments of approximately $27.7 million in the aggregate, or $0.10 per diluted common share, that did not affect year-to-date results, primarily as a result of better than originally estimated utilization. We believe we have consistently applied our methodology in determining our best estimate of benefits payable.

•

Operating cash flows increased $1,141.7 million to $2,289.2 million for the nine months ended September 30, 2010 compared to $1,147.5 million for the nine months ended September 30, 2009. The increase primarily was due to earnings improvement, enrollment activity, and changes in working capital items.

•

In October 2010, we announced the lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan (PDP), to be offered for the 2011 plan year.

Recently Issued Accounting Pronouncements

In October 2010, the FASB issued new guidance that modifies the types of costs that can be capitalized in the acquisition of insurance contracts. We defer policy acquisition costs, primarily commissions, associated with our health, life insurance, annuities, and other supplemental policies sold to individuals and accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year. Premiums under our long-duration insurance products represented approximately 2% of our total premiums for the nine months ended September 30, 2010. The new guidance specifies that only costs that are related directly to the successful acquisition of insurance contracts qualify for deferral. Commissions representing direct costs of contract acquisitions will continue to qualify for capitalization. The new guidance is effective for us January 1, 2012 with early adoption permitted January 1, 2011. We are evaluating the impact of the new guidance on our results of operations and financial position.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes.

Comparison of Results of Operations for 2010 and 2009

The following discussion primarily deals with our results of operations for the three months ended September 30, 2010, or the 2010 quarter, the three months ended September 30, 2009, or the 2009 quarter, the nine months ended September 30, 2010, or the 2010 period, and the nine months ended September 30, 2009, or the 2009 period.

The following table presents certain financial data for our two segments:

	For the three months ended September 30,		Change
	2010	2009	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$4,798,910	$4,135,198	$663,712	16.1%
Medicare stand-alone PDP	579,583	578,142	1,441	0.2%

Total Medicare	5,378,493	4,713,340	665,153	14.1%
Military services	873,588	796,126	77,462	9.7%
Medicaid	168,847	162,896	5,951	3.7%

Total Government	6,420,928	5,672,362	748,566	13.2%

Fully-insured	1,465,448	1,540,442	(74,994)	(4.9)%
Specialty	248,269	231,318	16,951	7.3%

Total Commercial	1,713,717	1,771,760	(58,043)	(3.3)%

Total	$8,134,645	$7,444,122	$690,523	9.3%

Administrative services fees:
Government	$26,948	$37,947	$(10,999)	(29.0)%
Commercial	94,867	95,785	(918)	(1.0)%

Total	$121,815	$133,732	$(11,917)	(8.9)%

Income (loss) before income taxes:
Government	$554,147	$474,501	$79,646	16.8%
Commercial	68,143	(5,153)	73,296	1,422.4%

Total	$622,290	$469,348	$152,942	32.6%

Benefit ratios(a):
Government	82.2%	81.9%		0.3%
Commercial	79.2%	82.7%		(3.5)%

Total	81.6%	82.1%		(0.5)%

SG&A expense ratios(b):
Government	9.5%	10.2%		(0.7)%
Commercial	24.4%	24.0%		0.4%

Total	12.9%	13.7%		(0.8)%

	For the nine months ended September 30,		Change
	2010	2009	Dollars	Percentage
	(in thousands, except ratios)
Premium revenues:
Medicare Advantage	$14,501,099	$12,340,786	$2,160,313	17.5%
Medicare stand-alone PDP	1,858,830	1,812,638	46,192	2.5%

Total Medicare	16,359,929	14,153,424	2,206,505	15.6%
Military services	2,603,950	2,591,605	12,345	0.5%
Medicaid	501,605	480,085	21,520	4.5%

Total Government	19,465,484	17,225,114	2,240,370	13.0%

Fully-insured	4,456,286	4,643,204	(186,918)	(4.0)%
Specialty	751,489	689,625	61,864	9.0%

Total Commercial	5,207,775	5,332,829	(125,054)	(2.3)%

Total	$24,673,259	$22,557,943	$2,115,316	9.4%

Administrative services fees:
Government	$81,727	$81,435	$292	0.4%
Commercial	292,714	286,873	5,841	2.0%

Total	$374,441	$368,308	$6,133	1.7%

Income before income taxes:
Government	$1,361,689	$1,045,277	$316,412	30.3%
Commercial	213,381	157,783	55,598	35.2%

Total	$1,575,070	$1,203,060	$372,010	30.9%

Benefit ratios(a):
Government	84.1%	84.3%		(0.2)%
Commercial	75.5%	79.4%		(3.9)%

Total	82.3%	83.1%		(0.8)%

SG&A expense ratios(b):
Government	9.3%	10.0%		(0.7)%
Commercial	27.1%	23.9%		3.2%

Total	13.3%	13.5%		(0.2)%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses (SG&A) as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending medical membership was as follows at September 30, 2010 and 2009:

	September 30,		Change
	2010	2009	Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,736,400	1,514,800	221,600	14.6%
Medicare Advantage ASO	28,400	0	28,400	100.0%

Total Medicare Advantage	1,764,800	1,514,800	250,000	16.5%
Medicare stand-alone PDP	1,785,600	1,960,400	(174,800)	(8.9)%

Total Medicare	3,550,400	3,475,200	75,200	2.2%

Military services	1,762,600	1,754,300	8,300	0.5%
Military services ASO	1,268,500	1,260,800	7,700	0.6%

Total military services	3,031,100	3,015,100	16,000	0.5%

Medicaid	408,000	399,800	8,200	2.1%

Total Government	6,989,500	6,890,100	99,400	1.4%

Commercial segment:
Fully-insured	1,670,600	1,860,700	(190,100)	(10.2)%
ASO	1,460,300	1,566,200	(105,900)	(6.8)%

Total Commercial	3,130,900	3,426,900	(296,000)	(8.6)%

Total medical membership	10,120,400	10,317,000	(196,600)	(1.9)%

Specialty Membership:
Commercial segment(a)	7,038,800	7,073,700	(34,900)	(0.5)%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $393.2 million, or $2.32 per diluted common share, in the 2010 quarter compared to $301.5 million, or $1.78 per diluted common share, in the 2009 quarter. Net income was $992.1 million, or $5.84 per diluted common share, in the 2010 period compared to $789.0 million, or $4.67 per diluted common share, in the 2009 period. The increase primarily was due to improved operating performance in the Government segment as a result of an increase in average Medicare Advantage membership, improved operating performance in the Commercial segment due to lower utilization as well as our continued focus on pricing discipline and administrative cost reductions, and prior year favorable reserve releases not in the ordinary course of business in the 2010 period in both our Government and Commercial segments. These increases were partially offset by a $147.5 million ($0.55 per diluted common share) write-down of deferred acquisition costs associated with our individual major medical policies in our Commercial Segment in the second quarter of 2010 as discussed in Note 7 to the condensed consolidated financial statements. The prior year favorable reserve development (approximately $0.21 per diluted common share in the 2010 quarter and $0.72 per diluted common share in the 2010 period) primarily resulted from improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization. The 2010 quarter also included favorable reserve releases related to the first half of 2010 not in the ordinary course of business in both our Government and Commercial segments ($0.10 per diluted common share) primarily as a result of better than originally estimated utilization. Net income for the 2009 period also included the favorable impact of the reduction of the liability for unrecognized tax benefits ($0.10 per diluted common share) as a result of audit settlements.

Premium Revenues and Medical Membership

Premium revenues increased $690.5 million, or 9.3%, to $8.1 billion for the 2010 quarter, compared to $7.4 billion for the 2009 quarter. For the 2010 period, premium revenues were $24.7 billion, an increase of $2.1 billion, or 9.4%, compared to $22.6 billion for the 2009 period. These increases primarily were due to higher premium revenues in the Government segment. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $748.6 million, or 13.2%, to $6.4 billion for the 2010 quarter compared to $5.7 billion for the 2009 quarter. For the 2010 period, Government segment premium revenues were $19.5 billion, an increase of $2.3 billion, or 13.0%, compared to $17.2 billion for the 2009 period. The increase primarily was attributable to higher average Medicare Advantage membership and an increase in per member premiums. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average fully-insured Medicare Advantage membership increased 15.0% for the 2010 quarter and 16.0% for the 2010 period compared to the 2009 quarter and period, respectively. Of the 221,600 increase in fully-insured Medicare Advantage members since September 30, 2009, approximately 109,000 members were associated with a new group Medicare Advantage contract added during the first quarter of 2010, with sales of our PPO products driving the majority of the increase in individual Medicare Advantage membership. Total fully-insured group Medicare Advantage membership was 274,200 at September 30, 2010, an increase of 173,200 members from 101,000 at September 30, 2009. Medicare Advantage per member premiums increased approximately 0.9% during the 2010 quarter and 1.3% during the 2010 period compared to the 2009 quarter and period, respectively. Medicare stand-alone PDP premium revenues increased $1.4 million, or 0.2%, during the 2010 quarter compared to the 2009 quarter and $46.2 million, or 2.5%, during the 2010 period compared to the 2009 period. These increases primarily were due to increases in Medicare stand-alone PDP per member premiums of 10.4% during the 2010 quarter and 13.4% during the 2010 period compared to the 2009 quarter and period, respectively, partially offset by declines in average PDP membership of 9.2% for the 2010 quarter and 9.5% for the 2010 period compared to the 2009 quarter and period, respectively. The decline in stand-alone PDP membership principally resulted from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Commercial segment premium revenues decreased $58.0 million, or 3.3%, to $1.7 billion for the 2010 quarter. For the 2010 period, Commercial segment premium revenues decreased $125.1 million, or 2.3% to $5.2 billion compared to $5.3 billion for the 2009 period. The decreases primarily were due to a decline in fully-insured membership, partially offset by an increase in per member premiums. Fully-insured membership decreased 10.2%, or 190,100 members, to 1,670,600 at September 30, 2010 compared to 1,860,700 at September 30, 2009 primarily due to continued pricing discipline. Per member premiums for fully-insured group accounts increased 8.0% during the 2010 quarter and 7.8% during the 2010 period compared to the 2009 quarter and period, respectively.

Administrative Services Fees

Our administrative services fees were $121.8 million for the 2010 quarter, a decrease of $11.9 million, or 8.9%, from $133.7 million for the 2009 quarter, primarily due to a decline in ASO membership of 105,900 members from September 30, 2009 to September 30, 2010, reflecting the loss of a large group account on July 1, 2010. For the 2010 period, administrative services fees were $374.4 million, an increase of $6.1 million, or 1.7%, from $368.3 million for the 2009 period.

Investment Income

Investment income totaled $87.3 million for the 2010 quarter, an increase of $12.4 million from $74.9 million for the 2009 quarter. For the 2010 period, investment income totaled $252.5 million, an increase of $32.8 million from the $219.7 million for the 2009 period. These increases primarily are reflecting higher average invested balances as a result of the reinvestment of operating cash flows, partially offset by lower interest rates.

Other Revenue

Other revenue totaled $80.9 million for the 2010 quarter, an increase of $16.8 million from $64.1 million for the 2009 quarter. Other revenue totaled $217.8 million for the 2010 period, an increase of $36.4 million from $181.4 million for the 2009 period. The increases primarily were attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expense

Consolidated benefit expense was $6.6 billion for the 2010 quarter, an increase of $526.1 million, or 8.6%, from $6.1 billion for the 2009 quarter. For the 2010 period, consolidated benefit expense was $20.3 billion, an increase of $1.6 billion, or 8.3%, from $18.7 billion for the 2009 period. The increases primarily were driven by an increase in the average number of Medicare Advantage members.

The consolidated benefit ratio for the 2010 quarter was 81.6%, a 50 basis points decrease from 82.1% for the 2009 quarter. For the 2010 period, the consolidated benefit ratio was 82.3%, an 80 basis point decrease from 83.1% for the 2009 period. The decreases primarily were attributable to a decline in the Commercial segment benefit ratio, as described below.

The Government segment’s benefit expenses increased $634.7 million, or 13.7%, in the 2010 quarter compared to the 2009 quarter. For the 2010 period, the Government segment’s benefit expenses increased $1.9 billion, or 12.8%, from the 2009 period. The increases primarily were due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for the 2010 quarter was 82.2%, a 30 basis point increase from the 2009 period of 81.9%, primarily driven by a 40 basis point increase in the Medicare benefit ratio. For the 2010 period, the Government segment’s benefit ratio was 84.1%, a 20 basis point decrease from the 2009 period of 84.3%, primarily driven by a 20 basis point decline in the Medicare benefit ratio. The 2010 quarter and period Medicare benefit ratios were lowered by prior year favorable reserve releases not in the ordinary course of business of an estimated $40.7 million in the 2010 quarter and $151.4 million in the 2010 period, as well as reserve releases related to the first half of 2010 not in the ordinary course of business of an estimated $22.5 million in the 2010 quarter. These favorable reserve releases decreased the Government segment benefit ratio by approximately 100 basis points in the 2010 quarter and 80 basis points in the 2010 period. Excluding the impact of these favorable reserve releases, the increase in the benefit ratio resulted from growth in our Medicare Advantage group business which generally carries a higher benefit ratio than our individual Medicare Advantage business.

The Commercial segment’s benefit expenses decreased $108.5 million, or 7.4%, during the 2010 quarter compared to the 2009 quarter. For the 2010 period, the Commercial segment’s benefit expenses decreased $300.4 million, or 7.1%, from the 2009 period. The decreases primarily were due to lower utilization, a decline in fully-insured membership, and prior year favorable reserve releases not in the ordinary course of business of an estimated $15.2 million in the 2010 quarter and $42.1 million in the 2010 period, as well reserve releases related to the first half of 2010 not in the ordinary course of business of an estimated $5.3 million in the 2010 quarter. Fully-insured membership decreased 10.2%, or 190,100 members, to 1,670,600 at September 30, 2010 compared to 1,860,700 at September 30, 2009 primarily due to continued pricing discipline. The benefit ratio for the Commercial segment of 79.2% for the 2010 quarter decreased 350 basis points from the 2009 quarter benefit ratio of 82.7%. For the 2010 period, the Commercial segment’s benefit ratio of 75.5% decreased 390 basis points from the 2009 period’s benefit ratio of 79.4%. The decreases primarily were due to lower utilization year-over-year, continued pricing discipline, and prior period favorable reserve releases not in the ordinary course of business in the 2010 quarter and period. Utilization trend levels were higher in the prior periods primarily from the effects of the economy including, for example, members utilizing more benefits ahead of actual or perceived layoffs, as well as the impact of the H1N1 virus. The favorable reserve releases decreased the Commercial segment benefit ratio by approximately 120 basis points in the 2010 quarter and 80 basis points in the 2010 period.

SG&A Expense

Consolidated SG&A expenses increased $26.4 million, or 2.5%, during the 2010 quarter compared to the 2009 quarter. For the 2010 period, consolidated SG&A expenses increased $247.1 million, or 7.9%, from the 2009 period, primarily due to the $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies in the second quarter of 2010. In addition, the increases for both the 2010 quarter and period primarily reflect administrative costs associated with servicing higher average Medicare Advantage membership, partially offset by a decrease in the number of our employees as a result of our administrative cost reduction strategies including planned workforce reductions in 2010. The number of employees decreased by 1,900 to 26,600 at September 30, 2010 from 28,500 at September 30, 2009, or 6.7%, as we aligned the size of our workforce with our membership.

The consolidated SG&A expense ratio for the 2010 quarter was 12.9%, decreasing 80 basis points from 13.7% for the 2009 quarter. For the 2010 period, the consolidated SG&A expense ratio was 13.3% compared to 13.5% for the 2009 period. The decreases primarily were due to a decrease in the Government segment SG&A expense ratio, as described below.

Our Government and Commercial segments incur both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $30.8 million, or 5.3%, during the 2010 quarter compared to the 2009 quarter. For the 2010 period, the SG&A expenses of $1,813.2 million increased $81.6 million, or 4.7%, from the 2009 period. The increase primarily was due to administrative costs associated with servicing higher average Medicare Advantage membership. The Government segment SG&A expense ratio decreased 70 basis points from 10.2% for the 2009 quarter to 9.5% for the 2010 quarter. For the 2010 period, the Government segment SG&A expense ratio of 9.3% decreased 70 basis points from 10.0% for the 2009 period. The decreases primarily resulted from efficiency gains associated with servicing higher average Medicare Advantage membership as well as our continued focus on administrative cost reductions.

The Commercial segment SG&A expenses decreased $4.4 million, or 0.9%, during the 2010 quarter compared to the 2009 quarter. Commercial segment SG&A expenses increased $165.5 million, or 12.0%, during the 2010 period compared to the 2009 period. The Commercial segment SG&A expense ratio increased 40 basis points from 24.0% for the 2009 quarter to 24.4% for the 2010 quarter. For the 2010 period, the Commercial segment SG&A expense ratio of 27.1% increased 320 basis points from 23.9% for the 2009 period. The increase for the 2010 period primarily was due to a $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies in the second quarter of 2010 which increased the SG&A expense ratio 260 basis points in the 2010 period. In addition, the increases in the 2010 quarter and period primarily reflect administrative costs associated with increased specialty and mail-order pharmacy business, partially offset by our continued focus on administrative cost reductions.

Depreciation and Amortization

Depreciation and amortization for the 2010 quarter totaled $64.6 million compared to $62.1 million for the 2009 quarter, an increase of $2.5 million, or 4.0%. Depreciation and amortization for the 2010 period totaled $196.6 million compared to $180.6 million for the 2009 period. The increases primarily reflect depreciation expense associated with capital expenditures.

Interest Expense

Interest expense was $26.1 million for the 2010 quarter, compared to $26.3 million for the 2009 quarter, a decrease of $0.2 million, or 0.4%. Interest expense was $78.7 million for the 2010 period compared to $79.6 million for the 2009 period, a decrease of $0.9 million, or 1.1%. The decreases primarily were due to lower average outstanding debt, partially offset by higher interest rates.

Income Taxes

Our effective tax rate during the 2010 quarter was 36.8% compared to the effective tax rate of 35.8% in the 2009 quarter. The effective tax rate for the 2010 period of 37.0% was higher than the 2009 period of 34.4%. The increase from the 2009 period to the 2010 period primarily was due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of audit settlements which reduced the effective income tax rate by 1.4% during the 2009 period. In addition, the tax rates for the 2010 quarter and period reflect the estimated impact of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by recent health insurance reforms.

Membership

The following table presents our medical and specialty membership at September 30, 2010, June 30, 2010, March 31, 2010, and at the end of each quarter in 2009:

	2010			2009
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Medical Membership:
Government segment:
Medicare Advantage	1,736,400	1,732,400	1,713,300	1,508,500	1,514,800	1,499,800	1,468,900
Medicare Advantage ASO	28,400	28,700	29,000	0	0	0	0

Total Medicare Advantage	1,764,800	1,761,100	1,742,300	1,508,500	1,514,800	1,499,800	1,468,900

Medicare stand-alone PDP	1,785,600	1,793,400	1,917,100	1,927,900	1,960,400	1,992,000	2,078,900

Total Medicare	3,550,400	3,554,500	3,659,400	3,436,400	3,475,200	3,491,800	3,547,800

Military services	1,762,600	1,759,800	1,756,800	1,756,000	1,754,300	1,753,400	1,746,600
Military services ASO	1,268,500	1,270,900	1,274,600	1,278,400	1,260,800	1,254,900	1,244,000

Total military services	3,031,100	3,030,700	3,031,400	3,034,400	3,015,100	3,008,300	2,990,600

Medicaid	408,000	404,000	398,600	401,700	399,800	393,600	385,200

Total Government	6,989,500	6,989,200	7,089,400	6,872,500	6,890,100	6,893,700	6,923,600

Commercial segment:
Fully-insured	1,670,600	1,702,500	1,743,000	1,839,500	1,860,700	1,871,700	1,893,700
ASO	1,460,300	1,582,600	1,588,500	1,571,300	1,566,200	1,576,200	1,577,800

Total Commercial	3,130,900	3,285,100	3,331,500	3,410,800	3,426,900	3,447,900	3,471,500

Total medical members	10,120,400	10,274,300	10,420,900	10,283,300	10,317,000	10,341,600	10,395,100

Specialty Membership:
Commercial segment(a)	7,038,800	7,297,000	7,237,900	7,109,900	7,073,700	6,585,800	6,535,100

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members could be counted more than once since members have the ability to choose multiple products.

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

Cash and cash equivalents increased to $2,922.9 million at September 30, 2010 from $1,613.6 million at December 31, 2009. The change in cash and cash equivalents for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009
	(in thousands)
Net cash provided by operating activities	$2,289,171	$1,147,491
Net cash used in investing activities	(865,070)	(1,470,198)
Net cash used in financing activities	(114,837)	(195,710)

Increase (decrease) in cash and cash equivalents	$1,309,264	$(518,417)

Cash Flow from Operating Activities

The increase in operating cash flows from the 2009 period to the 2010 period primarily results from earnings improvement, enrollment activity, and changes in working capital items. Cash flows were positively impacted by Medicare enrollment gains in the 2010 period because premiums generally are collected in advance of claim payments by a period of up to several months. Conversely, during the 2009 period, cash flows were negatively impacted by the payment of run-off claims associated with enrollment losses in our stand-alone PDP business.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefit expenses and receipts for premiums and ASO fees. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009	2010 Period Change	2009 Period Change
	(in thousands)
IBNR(1)	$2,123,469	$1,902,700	$220,769	$187,458
Military services benefits payable(2)	315,466	279,195	36,271	4,076
Reported claims in process(3)	357,944	357,718	226	(105,590)
Other benefits payable(4)	930,032	682,961	247,071	73,958

Total benefits payable	$3,726,911	$3,222,574	$504,337	$159,902

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the receivables table on the following page.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increases in benefits payable from December 31, 2009 to September 30, 2010 and from December 31, 2008 to September 30, 2009 primarily were due to an increase in IBNR as well as an increase in amounts owed to providers under capitated and risk sharing arrangements, both primarily as a result of Medicare Advantage membership growth. The increase in the 2009 period was partially offset by a decrease in the amount of processed but unpaid claims, including pharmacy claims, which fluctuate due to the month-end cutoff.

The detail of total net receivables was as follows at September 30, 2010 and December 31, 2009:

	September 30,	December 31,	2010 Period	2009 Period
	2010	2009	Change	Change
	(in thousands)
Military services:
Base receivable	$455,633	$451,248	$4,385	$44,083
Change orders	1,776	2,024	(248)	(5,376)

Military services subtotal	457,409	453,272	4,137	38,707

Medicare	171,335	238,056	(66,721)	(72,700)
Commercial and other	233,461	183,124	50,337	19,750
Allowance for doubtful accounts	(54,177)	(50,832)	(3,345)	1,089

Total net receivables	$808,028	$823,620	(15,592)	(13,154)

Reconciliation to cash flow statement:
Receivables from acquisition			0	6,907

Change in receivables per cash flow statement			$(15,592)	$(6,247)

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $4.4 million increase in base receivables from December 31, 2009 to September 30, 2010 and the $44.1 million increase in base receivables from December 31, 2008 to September 30, 2009.

Medicare receivables decreased $66.7 million from December 31, 2009 to September 30, 2010 and $72.7 million from December 31, 2008 to September 30, 2009. Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

The timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid business resulted in the $50.3 million increase in commercial and other receivables from December 31, 2009 to September 30, 2010.

In addition to the timing of receipts for premiums and ASO fees and payments of benefit expenses, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS. Payment under the risk corridor provisions is made in the fourth quarter.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $790.8 million in the 2010 period and $1,584.6 million in the 2009 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, medical utilization review, and customer service. Total capital expenditures, excluding acquisitions, were $152.4 million in the 2010 period compared to $122.1 million in the 2009 period. Excluding acquisitions, we expect total capital expenditures in 2010 of approximately $205 million.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $202.2 million higher than claims payments during the 2010 period and $330.1 million higher than claim payments during the 2009 period.

During the 2010 period, we repurchased 1.99 million shares for $100.0 million under the stock repurchase plan authorized by the Board of Directors in December 2009. During the 2009 period, there were no repurchases of common shares under the stock repurchase plan authorized by the Board of Directors.

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

Future Sources and Uses of Liquidity

Stock Repurchase Authorization

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing, and timing. During the 2010 period, we repurchased 1.99 million shares in open market transactions for $100.0 million at an average price of $50.17. As of November 1, 2010, the remaining authorized amount totaled $150.0 million and the authorization expires on December 31, 2011.

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $3,884.0 million at September 30, 2010 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $6,939.0 million and a leverage ratio of 0.7:1, as measured in accordance with the credit agreement as of September 30, 2010.

At September 30, 2010, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $3.5 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of September 30, 2010, we had $996.5 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement.

We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.1 million at September 30, 2010 represent junior subordinated debt assumed in an acquisition of $36.1 million and financing for the renovation of a building of $1.0 million. The junior subordinated debt, which is due in 2037, may be called by us in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2010 was BBB- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1.9 million, up to a maximum 100 basis points, or annual interest expense by $7.5 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company increased $606.3 million to $1,271.9 million at September 30, 2010 compared to $665.6 million at December 31, 2009. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2010, we maintained aggregate statutory capital and surplus of $3.9 billion in our state regulated subsidiaries, $1.3 billion above the aggregate $2.6 billion in applicable statutory requirements which would trigger any regulatory action by the respective states.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Until October 7, 2008, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. As a result, changes in interest rates generally resulted in an increase or decrease to investment income partially offset by a corresponding decrease or increase to interest expense, partially hedging our exposure to interest rate risk. However, due to extreme volatility in the securities and credit markets, LIBOR increased while the interest rate we would earn on invested assets like cash and cash equivalents decreased. As a result, we terminated all of our interest rate swap agreements, fixing the average interest rate under our senior notes at 6.08%. In exchange for terminating our rights under the interest rate swap agreements, we received $93.0 million in cash from the counterparties representing the fair value of the swap assets. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either a fixed rate or floating rate based on LIBOR plus a spread. There were no borrowings outstanding under our credit agreement at September 30, 2010.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA at September 30, 2010. Our net unrealized position improved $341.8 million from a net unrealized gain position of $71.4 million at December 31, 2009 to a net unrealized gain position of $413.2 million at September 30, 2010. As of September 30, 2010, we had gross unrealized losses of $16.2 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the nine months ended September 30, 2010. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.3 years as of September 30, 2010. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $375 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2010.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings” in Note 12 to the condensed consolidated financial statements beginning on page 18 of this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 19, 2010, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to February 19, 2010:

•

On October 5, 2010, we were notified that the Department of Defense TRICARE Management Activity intends to negotiate with us for an extension of our administration of the TRICARE South Region contract, comprised of a one year option period from April 1, 2011 through March 31, 2012. As a result, we no longer expect that an impairment of certain assets associated with our military services business, primarily consisting of goodwill, will occur during 2010. There can be no assurance, however, that the contract will be extended.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in our reports filed with the SEC from time to time, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2010	0	$0	0	$200,052,918
August 2010	0	0	0	200,052,918
September 2010	968,000	51.6641	968,000	150,071,119

Total	968,000	$51.6641	968,000	$150,071,119

(1)	As announced on December 11, 2009, in December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common stock shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain restrictions on volume, pricing, and timing. As of November 1, 2010 the remaining authorized amount totaled $150.0 million and the authorization expires on December 31, 2011.
(2)	Excludes 6,092 shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and September 30, 2009, respectively, and for the nine months ended September 30, 2010 and September 30, 2009, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009, respectively; and (iv) Notes to Condensed Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 1, 2010	By:	/S/ JAMES H. BLOEM
James H. Bloem Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 1, 2010	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley Vice President and Controller (Principal Accounting Officer)