Form 10-K
period 2010-12-31
HUMANA INC
filed 2011-02-18
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $7,712,548,006 calculated using the average price on such date of $45.94.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2011 was 168,545,398.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held April 21, 2011.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

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

General

Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2010 revenues of approximately $33.9 billion. We provide full-service benefits and wellness solutions, offering a wide array of health, pharmacy and supplemental benefit products for employer groups, government benefit programs, and individuals, as well as primary and workplace care through our medical centers and worksite medical facilities. As of December 31, 2010, we had approximately 10.2 million members in our medical benefit plans, as well as approximately 7.1 million members in our specialty products. During 2010, 76% of our premiums and administrative services fees were derived from contracts with the federal government, including 17% related to our Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, and 11% related to our military services contracts. Under our Medicare Advantage CMS contracts in Florida, we provide health insurance coverage to approximately 378,700 members as of December 31, 2010.

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

Health Insurance Reform

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. There are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

Certain significant provisions of the Health Insurance Reform Legislation include, among others, mandated coverage requirements, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of state-based exchanges, and an annual insurance industry premium-based assessment. Implementation dates of the Health Insurance Reform Legislation vary from as early as six months from the date of enactment, or September 30, 2010, to as late as 2018. The Health Insurance Reform Legislation is discussed more fully beginning on page 40.

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

Our Products

As more fully described in the products discussion that follows, we provide health insurance benefits under health maintenance organization, or HMO, Private Fee-For-Service, or PFFS, and preferred provider organization, or PPO, plans. On January 1, 2011, most of our members enrolled in PFFS plans transitioned to networked-based PPO type plans. In addition, we provide other benefits with our specialty products including dental, vision, and other supplementary benefits. The following table presents our segment membership at December 31, 2010, and premiums and administrative services only, or ASO, fees by product for the year ended December 31, 2010:

	Medical Membership	Specialty Membership	Premiums	ASO Fees	Total Premiums and ASO Fees	Percent of Total Premiums and ASO Fees
	(dollars in thousands)
Government:
Medicare Advantage:
HMO	638,200	0	$8,288,434	$0	$8,288,434	25.0%
PPO	648,400	0	6,277,358	0	6,277,358	18.9%
PFFS	447,200	0	4,720,329	0	4,720,329	14.2%

Total Medicare Advantage	1,733,800	0	19,286,121	0	19,286,121	58.1%
Medicare ASO	28,200	0	0	16,111	16,111	0.0%
Medicare stand-alone PDP	1,758,800	0	2,320,060	0	2,320,060	7.0%

Total Medicare	3,520,800	0	21,606,181	16,111	21,622,292	65.1%

Medicaid insured	572,400	0	723,563	0	723,563	2.2%

Military services insured	1,755,200	0	3,462,544	0	3,462,544	10.4%
Military services ASO	1,272,600	0	0	99,081	99,081	0.3%

Total military services	3,027,800	0	3,462,544	99,081	3,561,625	10.7%

Total Government	7,121,000	0	25,792,288	115,192	25,907,480	78.0%

Commercial:
Fully-insured:
PPO	1,013,900	0	2,887,860	0	2,887,860	8.7%
HMO	649,500	0	3,026,182	0	3,026,182	9.1%

Total fully-insured	1,663,400	0	5,914,042	0	5,914,042	17.8%

ASO	1,453,600	0	0	376,513	376,513	1.1%
Specialty	0	7,076,100	1,005,993	16,539	1,022,532	3.1%

Total Commercial	3,117,000	7,076,100	6,920,035	393,052	7,313,087	22.0%

Total	10,238,000	7,076,100	$32,712,323	$508,244	$33,220,567	100.0%

Our Government Segment Products

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

Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain hospital and medical insurance benefits. CMS, an agency of the United States Department of

Health and Human Services, administers the Medicare program. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under original Medicare are still required to pay out-of-pocket deductibles and coinsurance. Throughout this document this program is referred to as original Medicare. As an alternative to original Medicare, in geographic areas where a managed care organization has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a Medicare Advantage organization under Medicare Part C. Pursuant to Medicare Part C, Medicare Advantage organizations contract with CMS to offer Medicare Advantage plans to provide benefits at least comparable to those offered under original Medicare. Our Medicare Advantage plans are discussed more fully below. Prescription drug benefits are provided under Part D.

Medicare Advantage Products

We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits, including wellness programs, to Medicare eligible persons under HMO, PPO, and PFFS plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. Medicare Advantage products may be sold to individuals or on a group basis. With each of these products, the beneficiary receives benefits in excess of original Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data analysis techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, disease management programs, wellness and prevention programs and, in some instances, a reduced monthly Part B premium. Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to most of our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Generally, Medicare-eligible individuals enroll in one of our plan choices between November 15 and December 31 for coverage that begins January 1. Beginning in 2011, individuals may enroll in one of our plan choices between October 15 and December 7 for coverage that begins on January 1, 2012.

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

Our Medicare PFFS plans generally have no preferred network. Individuals in these plans pay us a monthly premium to receive typical Medicare Advantage benefits along with the freedom to choose any health care provider that accepts individuals at rates equivalent to original Medicare payment rates. On January 1, 2011, most of our members enrolled in PFFS plans transitioned to networked-based PPO type products due to a requirement that Medicare Advantage organizations establish adequate provider networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans.

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

At December 31, 2010, we provided health insurance coverage under CMS contracts to approximately 1,762,000 Medicare Advantage members for which we received premium and ASO fees revenues of approximately $19.3 billion, or 58.1%, of our total premiums and ASO fees for the year ended December 31, 2010. Under our Medicare Advantage contracts with CMS in Florida, we provided health insurance coverage to approximately 378,700 members. These contracts accounted for premium revenues of approximately $5.5 billion, which represented approximately 28.5% of our Medicare Advantage premium revenues, or 16.5% of our total premiums and ASO fees for the year ended December 31, 2010.

Our HMO, PPO, and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage business have been renewed for 2011.

Medicare Stand-Alone Prescription Drug Products

We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D. Generally, Medicare-eligible individuals enroll in one of our plan choices between November 15 and December 31 for coverage that begins January 1. Beginning in 2011, individuals may enroll in one of our plan choices between October 15 and December 7 for coverage that begins on January 1, 2012. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. In October 2010, we announced the lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan, to be offered for the 2011 plan year. Our revenues from CMS and the beneficiary are determined from our bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described beginning on page 68. Our stand-alone PDP contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP business have been renewed for 2011.

Medicare stand-alone PDP premium revenues were approximately $2.3 billion, or 7.0% of our total premiums and ASO fees for the year ended December 31, 2010.

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

Our Medicaid business, which accounted for premium revenues of approximately $723.6 million, or 2.2%, of our total premiums and ASO fees for the year ended December 31, 2010, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico.

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

We have participated in the TRICARE program since 1996 under contracts with the Department of Defense. Our current TRICARE South Region contract, which we were awarded in 2003, covers approximately 3.0 million eligible beneficiaries as of December 31, 2010 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas, and Oklahoma. The South Region is one of the three regions in the United States as defined by the Department of Defense. Of these eligible beneficiaries, 1.3 million were TRICARE ASO members representing active duty beneficiaries and seniors over the age of 65 for which the Department of Defense retains all of the risk of financing the cost of their health benefit. We have subcontracted with third parties to provide selected administration and specialty services under the contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2011. On October 5, 2010, we were notified that the Department of Defense TRICARE Management Activity, or TMA, intended to negotiate with us for an extension of our administration of the TRICARE South Region contract, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, in the form of an undefinitized contract action, became effective. The Amendment adds one additional one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). The Amendment does not include the costs of the underwritten target health care cost and underwritten health care target fee, which will be negotiated separately. On January 21, 2011, the TMA notified us of their intent to exercise Option Period IX.

As required under the current contract, the target underwritten health care cost and underwriting fee amounts for Option Period IX will be negotiated separately. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments.

In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On October 22, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address, among other things, health care cost savings resulting from provider network discounts in the South Region. We submitted our final proposal revisions on November 9, 2010. At this time, we are not able to determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

For the year ended December 31, 2010, military services premium revenues were approximately $3.5 billion, or 10.4% of our total premiums and ASO fees, and military services ASO fees totaled $99.1 million, or 0.3% of our total premiums and ASO fees. The TRICARE South Region contract represents approximately 96% of total military services premiums and ASO fees.

Our Commercial Segment Products

We offer medical and specialty benefits, including primary and workplace care through our medical centers and worksite medical facilities, to employer groups and individuals in the commercial market. Our commercial medical products offered as HMO, PPO or ASO, are more fully described in the following sections, include offerings designed to promote wellness and engage consumers.

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

An HMO member, typically through the member’s employer, pays a monthly fee, which generally covers, together with some copayments, health care services received from, or approved by, the member’s primary care physician. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and spouses. For the year ended December 31, 2010, commercial HMO premium revenues totaled approximately $3.0 billion, or 9.1% of our total premiums and ASO fees.

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

For the year ended December 31, 2010, employer and individual commercial PPO premium revenues totaled approximately $2.9 billion, or 8.7% of our total premiums and ASO fees.

ASO

We also offer ASO products to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured PPO or HMO products described previously. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, most ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. For the year ended December 31, 2010, commercial ASO fees totaled $376.5 million, or 1.1% of our total premiums and ASO fees.

Specialty

We also offer various specialty products and services, including dental, vision, and other supplemental products as well as disease management services under Corphealth, Inc. (d/b/a LifeSynch), mail-order pharmacy benefit administration services for our members under Humana Pharmacy, Inc. (d/b/a RightSourceRxSM), and patient services under Concentra Inc. During 2007, we made investments which significantly expanded our specialty product offerings with the acquisitions of CompBenefits Corporation and KMG America Corporation. These acquisitions significantly increased our dental membership and added new product offerings, including vision and other supplemental health and life products. The supplemental health plans cover, for example, some of the costs associated with cancer and critical illness. Other supplemental health products also include a closed block of approximately 36,000 long-term care policies acquired in connection with the KMG acquisition. No new policies have been written since 2005 under this closed block. As a result of our December 21, 2010 acquisition of Concentra Inc., we provide patient services including primary and workplace care through our over 300 medical centers and 240 worksite medical facilities. At December 31, 2010, we had approximately 7.1 million specialty members, including 3.9 million dental members and 2.2 million vision members. For the year ended December 31, 2010, specialty product premiums and ASO fees were approximately $1,022.5 million, or 3.1% of our total premiums and ASO fees.

Membership

The following table summarizes our total medical membership at December 31, 2010, by market and product:

	Government					Commercial
	Medicare Advantage	Medicare ASO	Medicare stand- alone PDP	Medicaid	Military services	PPO	HMO	ASO	Total	Percent of Total
	(in thousands)
Kentucky	64.7	0	113.0	0	0	99.3	37.3	531.4	845.7	8.3%
Florida	378.7	0	73.7	53.6	0	95.9	164.5	66.6	833.0	8.1%
Texas	103.0	0	148.4	0	0	159.3	127.9	110.7	649.3	6.3%
Puerto Rico	18.6	0	0.2	518.8	0	37.6	12.7	34.8	622.7	6.1%
Ohio	170.4	0	53.3	0	0	16.4	52.5	178.7	471.3	4.6%
Illinois	65.1	28.2	51.2	0	0	144.3	67.1	101.2	457.1	4.6%
Wisconsin	52.1	0	34.1	0	0	62.0	40.4	143.4	332.0	3.2%
Tennessee	73.9	0	48.7	0	0	43.1	19.9	118.0	303.6	3.0%
Missouri/Kansas	68.4	0	90.9	0	0	57.0	10.1	9.7	236.1	2.3%
Georgia	47.0	0	34.9	0	0	24.7	67.5	41.7	215.8	2.1%
Louisiana	89.5	0	24.7	0	0	33.4	24.0	20.1	191.7	1.9%
Indiana	41.4	0	49.6	0	0	27.1	2.3	55.8	176.2	1.7%
Michigan	36.6	0	55.2	0	0	35.9	0	4.9	132.6	1.3%
North Carolina	58.8	0	59.6	0	0	6.5	0	0	124.9	1.2%
Arizona	35.4	0	25.5	0	0	30.2	14.9	11.3	117.3	1.1%
Virginia	53.9	0	53.8	0	0	3.3	0	0	111.0	1.1%
Military services	0	0	0	0	1,755.2	0	0	0	1,755.2	17.1%
Military services ASO	0	0	0	0	1,272.6	0	0	0	1,272.6	12.4%
Others	376.3	0	842.0	0	0	137.9	8.4	25.3	1,389.9	13.6%

Totals	1,733.8	28.2	1,758.8	572.4	3,027.8	1,013.9	649.5	1,453.6	10,238.0	100.0%

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

Capitation

For approximately 1.0% of our medical membership at December 31, 2010, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a benefit ratio. The benefit ratio measures underwriting profitability and is computed by taking total benefit expenses as a percentage of premium revenues. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and physicians for services rendered to their HMO membership.

For approximately 8.9% of our medical membership at December 31, 2010, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include physician capitation payments for services rendered, we share hospital and other benefit expenses and process substantially all of the claims under these arrangements.

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

Medical membership under these various arrangements was as follows at December 31, 2010 and 2009:

	Government Segment						Commercial Segment
	Medicare Advantage and Medicare ASO	Medicare stand-alone PDP	Military services	Military Services ASO	Medicaid	Total Segment	Fully- Insured	ASO	Total Segment	Total Medical
Medical Membership:
December 31, 2010
Capitated HMO hospital system based	13,900	0	0	0	0	13,900	20,800	0	20,800	34,700
Capitated HMO physician group based	44,800	0	0	0	0	44,800	25,200	0	25,200	70,000
Risk-sharing	322,800	0	0	0	564,600	887,400	23,300	0	23,300	910,700
Other	1,380,500	1,758,800	1,755,200	1,272,600	7,800	6,174,900	1,594,100	1,453,600	3,047,700	9,222,600

Total	1,762,000	1,758,800	1,755,200	1,272,600	572,400	7,121,000	1,663,400	1,453,600	3,117,000	10,238,000

December 31, 2009
Capitated HMO hospital system based	31,000	0	0	0	0	31,000	22,200	0	22,200	53,200
Capitated HMO physician group based	50,200	0	0	0	117,600	167,800	26,300	0	26,300	194,100
Risk-sharing	285,100	0	0	0	279,200	564,300	22,400	0	22,400	586,700
Other	1,142,200	1,927,900	1,756,000	1,278,400	4,900	6,109,400	1,768,600	1,571,300	3,339,900	9,449,300

Total	1,508,500	1,927,900	1,756,000	1,278,400	401,700	6,872,500	1,839,500	1,571,300	3,410,800	10,283,300

December 31, 2010
Capitated HMO hospital system based	0.8%	0.0%	0.0%	0.0%	0.0%	0.2%	1.3%	0.0%	0.7%	0.3%
Capitated HMO physician group based	2.5%	0.0%	0.0%	0.0%	0.0%	0.6%	1.5%	0.0%	0.8%	0.7%
Risk-sharing	18.3%	0.0%	0.0%	0.0%	98.6%	12.5%	1.4%	0.0%	0.7%	8.9%
All other membership	78.4%	100.0%	100.0%	100.0%	1.4%	86.7%	95.8%	100.0%	97.8%	90.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2009
Capitated HMO hospital system based	2.1%	0.0%	0.0%	0.0%	0.0%	0.5%	1.2%	0.0%	0.6%	0.5%
Capitated HMO physician group based	3.3%	0.0%	0.0%	0.0%	29.3%	2.4%	1.5%	0.0%	0.8%	1.9%
Risk-sharing	18.9%	0.0%	0.0%	0.0%	69.5%	8.2%	1.2%	0.0%	0.7%	5.7%
All other membership	75.7%	100.0%	100.0%	100.0%	1.2%	88.9%	96.1%	100.0%	97.9%	91.9%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Capitation expense as a percentage of total benefit expense was as follows for the years ended December 31, 2010, 2009, and 2008:

	2010		2009		2008
	(dollars in thousands)
Benefit Expenses:
Capitated HMO expense	$565,102	2.1%	$560,914	2.3%	$510,606	2.2%
Other benefit expense	26,522,772	97.9%	24,214,088	97.7%	23,197,627	97.8%

Consolidated benefit expense	$27,087,874	100.0%	$24,775,002	100.0%	$23,708,233	100.0%

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

We request accreditation for certain of our health plans and/or departments from NCQA, the Accreditation Association for Ambulatory Health Care, and the Utilization Review Accreditation Commission, or URAC. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Certain commercial businesses, like those impacted by a third-party labor agreement or those where a request is made by the employer, may require or prefer accredited health plans.

NCQA performs reviews of our compliance with standards for quality improvement, credentialing, utilization management, member connections, and member rights and responsibilities. We have achieved and maintained NCQA accreditation in all of our commercial, Medicare and Medicaid HMO/POS markets with enough history and membership, except Puerto Rico, and for many of our PPO markets.

Sales and Marketing

We use various methods to market our Medicare, Medicaid, and commercial products, including television, radio, the Internet, telemarketing, and direct mailings.

At December 31, 2010, we employed approximately 1,800 sales representatives, as well as approximately 800 telemarketing representatives who assisted in the marketing of Medicare products by making appointments for sales representatives with prospective members. We also market our Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations, and Neighborhood Markets across the country providing an opportunity to enroll Medicare eligible individuals in person. In addition, we market our Medicare products through licensed independent brokers and agents including strategic alliances with State Farm® and United Services Automobile Association, or USAA. Finally, we sell group Medicare Advantage products through large employers, including via an alliance with CIGNA Corporation. Under the terms of the alliance, we and CIGNA coordinate services and share financial results. Commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure approved by CMS.

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

At December 31, 2010, we used licensed independent brokers and agents and approximately 1,100 licensed employees to sell our commercial insurance products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics including certain other incentives for our commercial brokers. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

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

Employees

As of December 31, 2010, we had approximately 35,200 employees, including approximately 1,900 medical professionals working at the Concentra medical centers and 34 employees covered by collective bargaining agreements. We believe we have good relations with our employees and have not experienced any work stoppages.

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

We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers (predetermined amounts paid to cover services), and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	changes in the demographic characteristics of an account or market;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	changes in our pharmacy volume rebates received from drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. hurricanes and earthquakes);

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•

government mandated benefits or other regulatory changes, including any that result from CMS Medicare Advantage and Medicare Part D risk adjustment regulatory changes or Health Insurance Reform Legislation.

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

The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Future policy benefits payable include $824.6 million at December 31, 2010 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG America Corporation acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, to the extent premium rate increases or loss experience vary from our acquisition date assumptions, additional future adjustments to reserves could be required. During the fourth quarter of 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with lower interest rates and higher actual expenses as compared to acquisition date assumptions, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our long-term care policies were not adequate to provide for future policy benefits under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during the fourth quarter of 2010 we recorded $138.9 million of additional benefit expense, with a corresponding increase in future policy benefits payable of $170.3 million partially offset by a related reinsurance recoverable of $31.4 million included in other long-term assets.

Failure to adequately price our products or estimate sufficient benefits payable or future policy benefits payable may result in a material adverse effect on our results of operations, financial position, and cash flows.

We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program. We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs.

Premium increases, introduction of new product designs, and our relationships with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into Medicare or Commercial markets, or the termination of a large contract, including the possible termination of our TRICARE South Region contract.

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position us for the future. This strategy includes opportunities created by the expansion of our Medicare programs, including our HMO and PPO products, as well as our stand-alone PDP products. We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. Over the last few years we have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We are offering both the stand-alone Medicare prescription drug coverage and Medicare Advantage health plan with prescription drug coverage in addition to our other product offerings. We offer the Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia.

The growth of our Medicare business is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare business in relation to our other businesses may intensify the risks to us inherent in the Medicare business. There is significant concentration of our revenues in the Medicare business, with approximately 65% of our total premiums and ASO fees in 2010 generated from our Medicare business. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.

Additionally, our strategy includes the growth of our Commercial segment business, with emphasis on our ASO and individual products, introduction of new products and benefit designs, expansion of our specialty products such as dental, vision and other supplemental products, the adoption of new technologies, development of adjacent businesses, and the integration of acquired businesses and contracts, including the 2010 acquisition of Concentra Inc.

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

Our business may be materially adversely impacted by CMS’s adoption of the new coding set for diagnoses.

CMS has adopted a new coding set for diagnoses, commonly known as ICD-10, which significantly expands the number of codes utilized. The new coding set is currently required to be implemented by October 1, 2013. We may be required to incur significant expenses in implementing the new coding set. If we do not adequately implement the new coding set, our results of operations, financial position and cash flows may be materially adversely affected.

We are involved in various legal actions, which, if resolved unfavorably to us, could result in substantial monetary damages. Increased litigation and negative publicity could increase our cost of doing business.

We are or may become a party to a variety of legal actions that affect our business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, securities laws claims, and tort claims.

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	claims relating to our administration of our Medicare Part D offerings;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for providers’ alleged malpractice;

•	claims arising from any adverse medical consequences resulting from our recommendations about the appropriateness of providers’ proposed medical treatment plans for patients;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to ASO business, including actions alleging claim administration errors;

•	claims related to the failure to disclose some business practices;

•	claims relating to customer audits and contract performance;

•	claims relating to dispensing of drugs associated with our in-house mail-order pharmacy; and

•	professional liability claims arising out of the delivery of healthcare and related services to the public, including urgent care.

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

See “Legal Proceedings and Certain Regulatory Matters” in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, Military, and Medicaid programs. Our Government segment accounted for approximately 78% of our total premiums and ASO fees for the year ended December 31, 2010. These programs involve various risks, as described further below.

•

At December 31, 2010, under our contracts with CMS we provided health insurance coverage to approximately 378,700 Medicare Advantage members in Florida. These contracts accounted for approximately 17% of our total premiums and ASO fees for the year ended December 31, 2010. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us may have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2010, our military services business, which accounted for approximately 11% of our total premiums and ASO fees for the year ended December 31, 2010, primarily consisted of the TRICARE South Region contract which covers approximately 3.0 million beneficiaries. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2011. On October 5, 2010, we were notified that the Department of Defense TRICARE Management Activity, or TMA, intended to negotiate with us for an extension of our administration of the TRICARE South Region contract, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, in the form of an undefinitized contract action, became effective. The Amendment adds one additional one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). On January 21, 2011, the TMA notified us of their intent to exercise Option Period IX.

As required under the current contract, the target underwritten health care cost and underwriting fee amounts for Option Period IX will be negotiated separately. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the GAO in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On October 22, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address, among other things, health care cost savings resulting from provider network discounts in the South Region. We submitted our final proposal revisions on November 9, 2010. At this time, we are not able to determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

For the year ended December 31, 2010, premiums and ASO fees associated with the TRICARE South Region contract were $3.4 billion, or 10.3% of our total premiums and ASO fees. We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at December 31, 2010, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Goodwill was not impaired at December 31, 2010. If our current contract is extended through March 31, 2012 and we are not ultimately awarded the new third generation TRICARE program contract for the South Region, we expect that as the March 31, 2012 contract end date nears, future cash flows will not be sufficient to warrant recoverability of all or a portion of the military services goodwill. In this event, we expect a goodwill impairment would occur during the second half of 2011.

•	At December 31, 2010, under our contracts with the Puerto Rico Health Insurance Administration, or PRHIA, we provided health insurance coverage to approximately 518,800 Medicaid members in Puerto

Rico. These contracts accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2010.

Effective October 1, 2010, the PRHIA awarded us three contracts for the East, Southeast, and Southwest regions for a one year term with two options to extend the contracts for an additional term of up to one year, exercisable at the sole discretion of the PRHIA. The loss of these contracts or significant changes in the Puerto Rico Medicaid program as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us may have a material adverse effect on our results of operations, financial position, and cash flows.

•

There is a possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act.

•

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

CMS is continuing to perform audits of various companies’ selected Medicare Advantage contracts related to this risk adjustment diagnosis data. These audits are referred to herein as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. To date, six Humana contracts have been selected by CMS for RADV audits for the 2007 contract year, consisting of one “pilot” audit and five “targeted” audits for Humana plans.

On December 21, 2010, CMS posted a description of the agency’s proposed RADV sampling and payment adjustment calculation methodology to its website, and invited public comment, noting that CMS may revise its sampling and payment error calculation methodology based upon the comments received. We believe the audit and payment adjustment methodology proposed by CMS is fundamentally flawed and actuarially unsound. In essence, in making the comparison referred to above, CMS relies on two interdependent sets of data to set payment rates for Medicare Advantage (MA) plans: (1) fee for service (FFS) data from the government’s original Medicare program; and (2) MA data. The proposed methodology would review medical records for only one set of data (MA data), while not performing the same exercise on the other set (FFS data). However, because these two sets of data are inextricably linked, we believe CMS must audit and validate both of them before extrapolating any potential RADV audit results, in order to ensure that any resulting payment adjustment is accurate. We believe that the Social Security Act, under which the payment model was established, requires the consistent use of these data sets in determining risk-adjusted payments to MA plans. Furthermore, our payment received from CMS, as well as benefits offered and premiums charged to members, is based on bids that did not, by CMS design, include any assumption of retroactive audit payment adjustments. We believe that applying a retroactive audit adjustment after CMS acceptance of bids would improperly alter this process of establishing member benefits and premiums.

CMS has received public comments, including our comments and comments from other industry participants and the American Academy of Actuaries, which expressed concerns about the failure to appropriately compare the two sets of data. On February 3, 2011, CMS issued a statement that it was closely evaluating the comments it has received on this matter and anticipates making changes to the proposed methodology based on input it has received, although we are unable to predict the extent of changes that they may make.

We believe that the proposed methodology is actuarially unsound and in violation of the Social Security Act. We intend to defend that position vigorously. However, if CMS moves forward with implementation of the proposed methodology without changes to adequately address the data inconsistency issues described above, it would have a material adverse effect on our revenues derived from the Medicare Advantage program and, therefore, our results of operations, financial position, and cash flows.

•

Our CMS contracts which cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS.

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Beginning in 2008, the risk corridor thresholds increased which means we bear more risk. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $387.6 million at December 31, 2010.

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

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or payment which we would have otherwise received as a low-income or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS.

•

With the assistance of outside counsel, we are conducting an ongoing internal investigation related to certain aspects of our Florida subsidiary operations, and have voluntarily self-reported the existence of this investigation to CMS, the U.S. Department of Justice and the Florida Agency for Health Care Administration. Matters under review include, without limitation, the relationships between certain of our Florida-based employees and providers in our Medicaid and/or Medicare networks, practices related to the financial support of non-profit or provider access centers for Medicaid enrollment and related enrollment processes, and financial support of physician practices. We have reported to the regulatory authorities noted above on the progress of our investigation to date, and intend to continue to discuss with these authorities our factual findings as well as any remedial actions we may take.

•

We are also subject to various other governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations are also conducted by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, and the Defense Contract Audit Agency. All of these activities could result in the loss of licensure or the right to participate in various programs, including a limitation on our ability to market or sell products, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. The outcome of any current or future governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

Recently enacted health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, could have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and administrative costs by, among other things, requiring a minimum benefit ratio, lowering our Medicare payment rates and increasing our expenses associated with a non-deductible federal premium tax and other assessments; financial position, including our ability to maintain the value of our goodwill; and cash flows. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on some provisions of the Health Insurance Reform Legislation have been issued to date by the Department of Health and Human Services (HHS), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, there are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

The provisions of the Health Insurance Reform Legislation include, among others, imposing significant new non-deductible federal premium taxes and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, additional mandated benefits and guarantee issuance associated with Commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices. The Health Insurance Reform Legislation also specifies required benefit designs, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and expands eligibility for Medicaid programs. In addition, the law will significantly increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. Implementation dates of the provisions of the Health Insurance Reform Legislation generally vary from as early as six months from the date of enactment, or September 23, 2010, to as late as 2018.

Implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation, and it has been challenged in the judicial system. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse affect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and administrative costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; financial position, including our ability to maintain the value of our goodwill; and cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Insurance Reform Legislation, our business may be materially adversely affected. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

Our business activities are subject to substantial government regulation. New laws or regulations, or changes in existing laws or regulations or their manner of application, could increase our cost of doing business and may adversely affect our business, profitability, financial condition, and cash flows.

The health care industry in general and health insurance are subject to substantial federal and state government regulation:

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

American Recovery and Reinvestment Act of 2009 (ARRA)

On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, was enacted into law. In addition to including a temporary subsidy for health care continuation coverage issued pursuant to the

Consolidated Omnibus Budget Reconciliation Act, or COBRA, ARRA also expands and strengthens the privacy and security provisions of HIPAA and imposes additional limits on the use and disclosure of protected health information, or PHI. Among other things, ARRA requires us and other covered entities to report any unauthorized release or use of or access to PHI to any impacted individuals and to the U.S. Department of Health and Human Services in those instances where the unauthorized activity poses a significant risk of financial, reputational or other harm to the individuals, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI. ARRA also requires business associates to comply with certain HIPAA provisions. ARRA also establishes higher civil and criminal penalties for covered entities and business associates who fail to comply with HIPAA’s provisions and requires the U.S. Department of Health and Human Services to issue regulations implementing its privacy and security enhancements. We will continue to assess the impact of these regulations on us as they are issued.

Workers’ Compensation Laws and Regulations

In performing services for the workers’ compensation industry through our subsidiary Concentra Inc., we must comply with applicable state workers’ compensation laws. Workers’ compensation laws generally require employers to assume financial responsibility for medical costs, lost wages, and related legal costs of work-related illnesses and injuries. These laws generally establish the rights of workers to receive benefits and to appeal benefit denials, prohibit charging medical co-payments or deductibles to employees, may restrict employers’ rights to select healthcare providers or direct an injured employee to a specific provider to receive non-emergency workers’ compensation medical care, and may include special requirements for physicians providing non-emergency care for workers’ compensation patients, including requiring registration with the state agency governing workers’ compensation, as well as special continuing education and training, licensing and other regulatory requirements. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers.

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Many states in which we operate through our subsidiary Concentra Inc. limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. Under the management agreements with Concentra’s professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We believe that our health services operations, including arrangements with Concentra’s affiliated professional groups, comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, any enforcement actions by governmental officials alleging non-compliance with these statutes, which could subject us to penalties or restructuring or reorganization of our business, may result in a material adverse effect on our results of operations, financial position, or cash flows.

Anti-Kickback, Physician Self-Referral, and Other Fraud and Abuse Laws

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease, or order of items or services that are covered by Medicare or other federal governmental health programs. Because the prohibitions contained in the Anti-Kickback Statute apply to the furnishing of items or services for which payment is made in “whole or in part,” the Anti-Kickback Statute could be implicated if any portion of an item or service we provide is covered by any of the state or federal health benefit programs described above. Violation of these provisions constitutes a felony criminal offense and applicable sanctions could include exclusion from the Medicare and Medicaid programs.

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” amended prior federal physician self-referral legislation known as “Stark I” by expanding the list of designated health services to a total of 11 categories of health services. The professional groups with which we are affiliated provide one or more of these designated health services. Persons or entities found to be in violation of the Stark Law are subject to denial of payment for services furnished pursuant to an improper referral, civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

Many states also have enacted laws similar in scope and purpose to the Anti-Kickback Statute and, in more limited instances, the Stark Law, that are not limited to services for which Medicare or Medicaid payment is made. In addition, most states have statutes, regulations, or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. In states that have enacted these statutes, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Law as persuasive.

We believe that our operations comply with the Anti-Kickback Statute, the Stark Law, and similar federal or state laws addressing fraud and abuse. These laws are subject to modification and changes in interpretation, and are enforced by authorities vested with broad discretion. We continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to restructure our affected operations to maintain compliance with applicable law. There can be no assurances that any such restructuring will be possible or, if possible, would not have a material adverse effect on our results of operations, financial position, or cash flows.

Environmental

We are subject to various federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated at our subsidiary Concentra’s occupational healthcare centers and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. We could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our environmental practices, including waste handling and disposal practices, are in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have a material adverse effect on our results of operations, financial position or cash flows.

State Regulation of Insurance-Related Products

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.3 billion and $3.8 billion as of December 31, 2010 and 2009, respectively, which exceeded aggregate minimum regulatory requirements. The amount of dividends that may be paid to our parent company in 2011 without prior approval by state regulatory authorities is approximately $740 million in the aggregate. This compares to dividends that were able to be paid in 2010 without prior regulatory approval of approximately $720 million.

Any failure to manage administrative costs could hamper profitability.

The level of our administrative expenses impacts our profitability. While we proactively attempt to effectively manage such expenses, increases or decreases in staff-related expenses, additional investment in new products (including our opportunities in the Medicare programs), greater emphasis on small group and individual health insurance products, expansion into new specialty markets, acquisitions, new taxes and assessments, and implementation of regulatory requirements may occur from time to time.

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

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. In 2010, we acquired Concentra Inc., in 2008, we acquired UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business, OSF Health Plans, Inc., Metcare Health Plans, Inc., and PHP Companies, Inc. (d/b/a Cariten Healthcare), and in late 2007, we acquired KMG America Corporation and CompBenefits Corporation. The failure to successfully integrate these entities and businesses or failure to produce results consistent with the financial model used in the analysis of the acquisition may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. We may also be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position, and cash flows.

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

We believe that some of our customers place importance on our credit ratings, and we may lose customers and compete less successfully if our ratings were to be downgraded. In addition, our credit ratings affect our ability to obtain investment capital on favorable terms. If our credit ratings were to be lowered, our cost of borrowing likely would increase, our sales and earnings could decrease, and our results of operations, financial position, and cash flows may be materially adversely affected.

Changes in economic conditions may adversely affect our results of operations, financial position, and cash flows.

The U.S. economy continues to experience a period of slow economic growth and increased unemployment. We have closely monitored the impact that this volatile economy is having on our Commercial segment operations. Workforce reductions have caused corresponding membership losses in our fully-insured group business. Continued weakness in the U.S. economy, and any resulting increases in unemployment, may materially adversely affect our Commercial medical membership, results of operations, financial position, and cash flows.

Additionally, the continued weakness of the U.S. economy has adversely affected the budget of individual states and of the federal government. This could result in attempts to reduce payments in our federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs, and could result in an increase in taxes and assessments on our activities. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs which may have a material adverse effect on our results of operations, financial position, and cash flows.

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

Over the past three years, the stock markets have experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have contributed to this volatility. Our stock price has fluctuated and may continue to materially fluctuate in response to a number of events and factors, including:

•	the enactment of, and the potential for additional, health insurance reform;

•	general economic conditions;

•	quarterly variations in operating results;

•	natural disasters, terrorist attacks and epidemics;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in our markets;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our credit ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves, and other financial strength requirements; and

•	limitations on our ability to repurchase our common stock.

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

We own or lease these principal operating facilities in addition to other administrative market offices and medical centers. The following table lists the location of properties we owned or leased, including our principal operating facilities, at December 31, 2010:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	11	73	—	59	143
Texas	6	34	2	34	76
Georgia	1	14	—	17	32
California	—	19	—	11	30
Michigan	—	22	—	3	25
Ohio	—	8	—	17	25
Illinois	1	15	—	8	24
Colorado	—	15	—	8	23
Tennessee	—	8	—	15	23
Arizona	1	12	—	8	21
Kentucky	—	2	9	8	19
Pennsylvania	—	13	—	6	19
Louisiana	—	4	—	13	17
South Carolina	—	2	8	7	17
Missouri	—	12	—	4	16
New Jersey	—	13	—	3	16
Wisconsin	—	8	1	7	16
Nevada	—	10	—	5	15
Maryland	—	11	—	3	14
North Carolina	—	7	—	6	13
Puerto Rico	—	—	—	13	13
Oklahoma	—	7	—	5	12
Connecticut	—	10	—	1	11
Alabama	—	1	—	9	10
Indiana	—	3	—	7	10
Virginia	—	4	—	6	10
Others	—	42	—	43	85

Total	20	369	20	326	735

Of the medical centers included in the table above, we no longer operate approximately 60 of these facilities but rather lease or sublease them to their provider operators. The acquisition of Concentra Inc. on December 21, 2010 added over 300 medical centers which we operate and are included in the table above as discussed more fully in Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a variety of legal actions in the ordinary course of business, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. See “Legal Proceedings and Certain Regulatory Matters” in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)	Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2010 and 2009:

	High	Low
Year Ended December 31, 2010
First quarter	$51.94	$45.35
Second quarter	$49.49	$43.56
Third quarter	$52.78	$44.34
Fourth quarter	$60.64	$49.29
Year Ended December 31, 2009
First quarter	$45.80	$18.77
Second quarter	$32.62	$25.46
Third quarter	$40.67	$28.28
Fourth quarter	$45.75	$35.91

b)	Holders of our Capital Stock

As of January 31, 2011, there were approximately 4,200 holders of record of our common stock and approximately 80,400 beneficial holders of our common stock.

c)	Dividends

Since February 1993, we have not declared or paid any cash dividends on our common stock. We do not presently intend to pay dividends, and we currently plan to retain our earnings for future operations and growth of our businesses.

d)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

e)	Stock Performance

The following graph compares the performance of our common stock to the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Morgan Stanley Health Care Payer Index (“Peer Group”) for the five years ended December 31, 2010. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2005.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
HUM	$100	$102	$139	$69	$81	$101
S&P 500	$100	$114	$118	$72	$89	$101
Peer Group	$100	$107	$124	$56	$86	$99

f)	Issuer Purchases of Equity Securities

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During 2010, we repurchased 1.99 million common shares in open market transactions for $100.0 million at an average price of $50.17. No shares were repurchased in open market transactions during the fourth quarter of 2010. As of February 4, 2011, the remaining authorized amount totaled $150.0 million and the authorization expires on December 31, 2011.

In connection with employee stock plans, we acquired 0.2 million common shares for $8.5 million in 2010.

ITEM 6.	SELECTED FINANCIAL DATA

	2010 (a)	2009	2008 (b)	2007 (c)	2006 (d)
	(in thousands, except per common share results, membership and ratios)
Summary of Operations:
Revenues:
Premiums	$32,712,323	$29,926,751	$28,064,844	$24,434,347	$20,729,182
Administrative services fees	508,244	496,135	451,879	391,515	341,211
Investment income	329,332	296,317	220,215	314,239	291,880
Other revenue	318,309	241,211	209,434	149,888	54,264

Total revenues	33,868,208	30,960,414	28,946,372	25,289,989	21,416,537

Operating expenses:
Benefits	27,087,874	24,775,002	23,708,233	20,270,531	17,421,204
Selling, general and administrative	4,662,802	4,227,535	3,944,652	3,476,468	3,021,509
Depreciation and amortization	262,910	250,274	220,350	184,812	148,598

Total operating expenses	32,013,586	29,252,811	27,873,235	23,931,811	20,591,311

Income from operations	1,854,622	1,707,603	1,073,137	1,358,178	825,226
Interest expense	105,060	105,843	80,289	68,878	63,141

Income before income taxes	1,749,562	1,601,760	992,848	1,289,300	762,085
Provision for income taxes	650,172	562,085	345,694	455,616	274,662

Net income	$1,099,390	$1,039,675	$647,154	$833,684	$487,423

Basic earnings per common share	$6.55	$6.21	$3.87	$5.00	$2.97

Diluted earnings per common share	$6.47	$6.15	$3.83	$4.91	$2.90

Financial Position:
Cash and investments	$10,045,576	$9,110,738	$7,185,865	$6,690,820	$5,347,454
Total assets	16,103,253	14,153,494	13,041,760	12,879,074	10,098,486
Benefits payable	3,469,306	3,222,574	3,205,579	2,696,833	2,410,407
Debt	1,668,849	1,678,166	1,937,032	1,687,823	1,269,100
Stockholders’ equity	6,924,056	5,776,003	4,457,190	4,028,937	3,053,886
Key Financial Indicators:
Benefit ratio	82.8%	82.8%	84.5%	83.0%	84.0%
SG&A expense ratio	13.9%	13.8%	13.7%	13.9%	14.3%
Medical Membership by Segment:
Government:
Medicare Advantage	1,733,800	1,508,500	1,435,900	1,143,000	1,002,600
Medicare Advantage ASO	28,200	0	0	0	0

Total Medicare Advantage	1,762,000	1,508,500	1,435,900	1,143,000	1,002,600

Medicare stand-alone PDP	1,758,800	1,927,900	3,066,600	3,442,000	3,536,600

Total Medicare	3,520,800	3,436,400	4,502,500	4,585,000	4,539,200

Military services insured	1,755,200	1,756,000	1,736,400	1,719,100	1,716,400
Military services ASO	1,272,600	1,278,400	1,228,300	1,146,800	1,163,600

Total military services	3,027,800	3,034,400	2,964,700	2,865,900	2,880,000

Medicaid insured	572,400	401,700	385,400	384,400	390,700
Medicaid ASO	0	0	85,700	180,600	178,400

Total Medicaid	572,400	401,700	471,100	565,000	569,100

Total Government	7,121,000	6,872,500	7,938,300	8,015,900	7,988,300

Commercial:
Fully-insured	1,663,400	1,839,500	1,978,800	1,808,600	1,754,200
ASO	1,453,600	1,571,300	1,642,000	1,643,000	1,529,600

Total Commercial	3,117,000	3,410,800	3,620,800	3,451,600	3,283,800

Total medical membership	10,238,000	10,283,300	11,559,100	11,467,500	11,272,100

Specialty Membership:
Dental	3,880,700	3,832,900	3,633,400	3,639,800	1,452,000
Vision	2,186,400	2,369,400	2,141,600	2,272,800	0
Other supplemental benefits	1,009,000	907,600	846,800	731,200	450,800

Total specialty membership	7,076,100	7,109,900	6,621,800	6,643,800	1,902,800

(a)	Includes the acquired operations of Concentra Inc. from December 21, 2010. Also includes the benefit of $231.2 million ($146.5 million after tax, or $0.86 per diluted common share) of prior year favorable reserve releases not in the ordinary course of business, as well as an expense of $147.5 million ($93.4 million after tax, or $0.55 per diluted common share) for the write-down of deferred acquisition costs associated with our individual major medical policies and an expense of $138.9 million ($88.0 million after tax, or $0.52 per diluted common share) associated with reserve strengthening for our closed block of long-term care policies acquired in connection with the 2007 acquisition of KMG America Corporation.

(b)	Includes the acquired operations of United Health Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business from April 30, 2008, the acquired operations of OSF Health Plans, Inc. from May 22, 2008, the acquired operations of Metcare Health Plans, Inc. from August 29, 2008, and the acquired operations of PHP Companies, Inc. (d/b/a Cariten Healthcare) from October 31, 2008.
(c)	Includes the acquired operations of DefenseWeb Technologies, Inc. from March 1, 2007, the acquired operations of CompBenefits Corporation from October 1, 2007, and the acquired operations of KMG America Corporation from November 30, 2007. Also includes the benefit of $68.9 million ($43.0 million after tax, or $0.25 per diluted share) related to our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years.
(d)	Includes the acquired operations of CHA Service Company from May 1, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2010 revenues of approximately $33.9 billion. We provide full-service benefits and wellness solutions, offering a wide array of health, pharmacy and supplemental benefit products for employer groups, government benefit programs, and individuals, as well as primary and workplace care through our medical centers and worksite medical facilities. As of December 31, 2010, we had approximately 10.2 million members in our medical benefit plans, as well as approximately 7.1 million members in our specialty products.

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

Health Insurance Reform

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on some provisions of the Health Insurance Reform Legislation have been issued to date by the Department of Health and Human Services (HHS), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, there are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

Implementation dates of the Health Insurance Reform Legislation vary from as early as six months from the date of enactment, or September 23, 2010, to as late as 2018. The following outlines certain provisions of the Health Insurance Reform Legislation:

•

Changes effective for plan years beginning on or after September 23, 2010 included: elimination of pre-existing condition limits for enrollees under age 19, elimination of certain annual and lifetime caps on the dollar value of benefits, expansion of dependent coverage to include adult children until age 26, a requirement to provide coverage for preventive services without cost to members, new claim appeal requirements, and the establishment of an interim high risk program for those unable to obtain coverage due to a pre-existing condition or health status.

•

Effective January 1, 2011, minimum benefit ratios were mandated for all commercial fully-insured health plans in the large group (85%), small group (80%), and individual (80%) markets, with rebates to policyholders if the actual benefit ratios do not meet these minimums.

•

Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels and beginning in 2012, additional cuts to Medicare Advantage plan payments will take effect (plans will receive a range of 95% in high-cost areas to 115% in low-cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, beginning in 2011, the gap in coverage for Medicare Part D prescription drug coverage will incrementally close.

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

The Health Insurance Reform Legislation also specifies required benefit designs, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and expands eligibility for Medicaid programs. In addition, the law will significantly increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described above.

Our results of operations have been affected by the Health Insurance Reform Legislation. During 2010, we recorded a charge of $147.5 million to write-down deferred acquisition costs associated with our guaranteed renewable individual major medical policies since these costs will not be recoverable from our estimates of future cash flows based on an analysis that considered, among others, our current understanding of the pertinent provisions of the Health Insurance Reform Legislation, including the 80% minimum benefit ratio requirement. In addition, our effective tax rate increased due to the limitation of deductible annual compensation over $500,000 per employee.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation, and it has been challenged in the judicial system. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and administrative costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

Government Segment

Our strategy and commitment to the Medicare programs have led to significant growth. Medicare Advantage fully-insured membership increased to 1,733,800 members at December 31, 2010, up 225,300 members, or 14.9%, from 1,508,500 members at December 31, 2009, primarily due to sales of group Medicare Advantage products and preferred provider organization, or PPO, products. Average fully-insured Medicare Advantage membership increased 15.7% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Likewise, Medicare Advantage premium revenues have increased 17.5% to $19.3 billion for the year ended December 31, 2010 from $16.4 billion for the year ended December 31, 2009. We expect Medicare Advantage membership to increase by 90,000 to 110,000 members, or approximately 5% to 6% in 2011.

Beginning in 2011, sponsors of Medicare Advantage Private Fee-For-Service, or PFFS, plans are required to contract with providers to establish adequate networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. Our development of networks in multiple areas of the country over the past few years made it possible for many of our PFFS members to transition automatically to our network-based products.

On April 5, 2010, CMS announced that Medicare Advantage payment rates would remain flat in 2011. Based on the information available at the time we filed our 2011 bids in June 2010, we believe we effectively designed Medicare Advantage products that address the flat rates while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the negative rate changes on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

We also offer Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. Our Medicare stand-alone PDP membership declined to 1,758,800 members at December 31, 2010, down 169,100 members, or 8.8%, from December 31, 2009, resulting primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience. In October 2010, we announced the lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan, to be offered for the 2011 plan year. We expect Medicare stand-alone PDP membership to increase between 525,000 and 575,000 members, or approximately 30% to 33% in 2011 primarily due to increased sales, particularly for the Humana Walmart-Preferred Rx Plan.

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

CMS is conducting certain procedural Risk-Adjustment Data Validation Audits, or RADV audits, of us and various companies’ selected Medicare Advantage contracts to review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of rates paid to Medicare Advantage plans. The RADV audits are more fully described under “Government Contracts” beginning on page 61.

Our military services business primarily consists of the TRICARE South Region contract. For the year ended December 31, 2010, premiums and ASO fees associated with the TRICARE South Region contract were $3,435.1 million, or 10.3% of our total premiums and ASO fees.

On March 3, 2010, the TMA exercised its options to extend the TRICARE South Region contract for Option Period VII and Option Period VIII. The exercise of these option periods extends the TRICARE South Region contract through March 31, 2011. On October 5, 2010, we were notified that the TMA intended to negotiate with us for an extension of our administration of the TRICARE South Region contract, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, in the form of an undefinitized contract action, became effective. The Amendment adds one additional one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). On January 21, 2011, the TMA notified us of their intent to exercise Option Period IX.

In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the GAO in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On October 22, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address, among other things, health care cost savings resulting from provider network discounts in the South Region. We submitted our final proposal revisions on November 9, 2010. At this time, we are not able to determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

We are continuing to evaluate issues associated with our military services businesses such as potential impairment of certain assets primarily consisting of goodwill, which had a carrying value of $49.8 million at December 31, 2010, potential exit costs, possible asset sales, and a strategic assessment of ancillary businesses. Military services goodwill was not impaired at December 31, 2010. If our current contract is extended through March 31, 2012 and we are not ultimately awarded the new third generation TRICARE program contract for the South Region, we expect that as the March 31, 2012 contract end date nears, future cash flows will not be sufficient to warrant recoverability of all or a portion of the military services goodwill. In this event, we expect a goodwill impairment would occur during the second half of 2011.

Commercial Segment

Commercial segment pretax earnings decreased $2.6 million, or 2.5%, for 2010 compared to 2009. Commercial segment pretax earnings for 2010 were negatively impacted by a $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies and a net charge of $138.9 million due to reserve strengthening for our closed block of long-term care policies. Excluding these items, Commercial segment pretax earnings improved year over year due to medical trend that was lower than trend assumed in pricing, continued pricing discipline, administrative cost reductions, and prior year favorable reserve releases not in the ordinary course of business. As a result of significant reforms to the U.S. health insurance industry discussed previously, a substantial portion of deferred acquisition costs associated with our individual major medical block of business were not recoverable from future income and we recorded a charge to selling, general, and administrative expense of $147.5 million during 2010 as discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. During 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with the depressed interest rate environment and increased expenses, we recorded $138.9 million of additional benefit expense in the fourth quarter of 2010 as discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Commercial segment fully-insured medical membership at December 31, 2010 of 1,633,400 decreased 176,100 members, or 9.6% from December 31, 2009 primarily as a result of continued pricing discipline. The decreased utilization year-over-year coupled with the favorable reserve releases led to a lower Commercial segment benefit ratio for 2010. The write-down of deferred acquisition costs, together with administrative costs associated with increased specialty and mail-order pharmacy business, led to a higher Commercial segment SG&A expense ratio for 2010.

Other Highlights

•

As more fully described on page 66, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We experienced prior year favorable reserve releases not in the ordinary course of business in both our Government and Commercial segments of approximately $231.2 million in the aggregate, or $0.86 per diluted common share, for the year ended December 31, 2010. This favorable reserve development primarily resulted from improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization as well as a shortening of the cycle time associated with provider claim submissions. We believe we have consistently applied our methodology in determining our best estimate of benefits payable.

•

Operating cash flows increased $820.2 million to $2,241.8 million for the year ended December 31, 2010 compared to $1,421.6 million for the year ended December 31, 2009. The increase primarily was due to earnings improvement, enrollment activity, and changes in working capital items.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes.

Recent Acquisitions

On December 21, 2010, we acquired Concentra Inc., or Concentra, a health care company based in Addison, Texas, for cash consideration of $804.7 million. Through its affiliated clinicians, Concentra delivers occupational medicine, urgent care, physical therapy, and wellness services to workers and the general public through its operation of medical centers and worksite medical facilities. The Concentra acquisition provides entry into the primary care space on a national scale, offering additional means for achieving health and wellness solutions and providing an expandable platform for growth with a management team experienced in physician asset management and alternate site care.

On October 31, 2008 we acquired PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, for cash consideration of approximately $291.0 million. The Cariten acquisition increased our presence in eastern Tennessee, adding approximately 49,700 commercial fully-insured members, 21,600 commercial ASO members, and 46,900 Medicare HMO members. This acquisition also added approximately 85,700 Medicaid ASO members under a contract which expired on December 31, 2008 and was not renewed.

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

Certain of these transactions are more fully described in Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Comparison of Results of Operations for 2010 and 2009

Certain financial data for our two segments was as follows for the years ended December 31, 2010 and 2009:

			Change
	2010	2009	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$19,286,121	$16,413,301	$2,872,820	17.5%
Medicare stand-alone PDP	2,320,060	2,327,418	(7,358)	(0.3)%

Total Medicare	21,606,181	18,740,719	2,865,462	15.3%
Military services	3,462,544	3,426,739	35,805	1.0%
Medicaid	723,563	646,195	77,368	12.0%

Total Government	25,792,288	22,813,653	2,978,635	13.1%

Fully-insured	5,914,042	6,185,158	(271,116)	(4.4)%
Specialty	1,005,993	927,940	78,053	8.4%

Total Commercial	6,920,035	7,113,098	(193,063)	(2.7)%

Total	$32,712,323	$29,926,751	$2,785,572	9.3%

Administrative services fees:
Government	$115,192	$108,442	$6,750	6.2%
Commercial	393,052	387,693	5,359	1.4%

Total	$508,244	$496,135	$12,109	2.4%

Income before income taxes:
Government	$1,647,983	$1,497,606	$150,377	10.0%
Commercial	101,579	104,154	(2,575)	(2.5)%

Total	$1,749,562	$1,601,760	$147,802	9.2%

Benefit ratios (a):
Government	83.9%	83.5%		0.4%
Commercial	78.6%	80.6%		(2.0)%

Total	82.8%	82.8%		0.0%

SG&A expense ratios (b):
Government	10.0%	10.3%		(0.3)%
Commercial	27.0%	24.1%		2.9%

Total	13.9%	13.8%		0.1%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses (SG&A) as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending membership was as follows at December 31, 2010 and 2009:

			Change
	2010	2009	Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,733,800	1,508,500	225,300	14.9%
Medicare Advantage ASO	28,200	0	28,200	100.0%

Total Medicare Advantage	1,762,000	1,508,500	253,500	16.8%
Medicare stand-alone PDP	1,758,800	1,927,900	(169,100)	(8.8)%

Total Medicare	3,520,800	3,436,400	84,400	2.5%

Military services	1,755,200	1,756,000	(800)	0.0%
Military services ASO	1,272,600	1,278,400	(5,800)	(0.5)%

Total military services	3,027,800	3,034,400	(6,600)	(0.2)%

Medicaid	572,400	401,700	170,700	42.5%

Total Government	7,121,000	6,872,500	248,500	3.6%

Commercial segment:
Fully-insured	1,663,400	1,839,500	(176,100)	(9.6)%
ASO	1,453,600	1,571,300	(117,700)	(7.5)%

Total Commercial	3,117,000	3,410,800	(293,800)	(8.6)%

Total medical membership	10,238,000	10,283,300	(45,300)	(0.4)%

Specialty Membership:
Commercial segment (a)	7,076,100	7,109,900	(33,800)	(0.5)%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

These tables of financial data should be reviewed in connection with the discussion that follows.

Summary

Net income was $1,099.4 million, or $6.47 per diluted common share, in 2010 compared to $1,039.7 million, or $6.15 per diluted common share, in 2009. The increase primarily was due to improved operating performance in the Government segment as a result of an increase in average Medicare Advantage membership and prior year favorable reserve releases not in the ordinary course of business in 2010 in both our Government and Commercial segments. These increases were partially offset by a $147.5 million ($0.55 per diluted common share) write-down of deferred acquisition costs associated with our individual major medical policies and a net charge of $138.9 million ($0.52 per diluted common share) for reserve strengthening associated with our closed block of long-term care policies in our Commercial Segment in 2010 as discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Excluding these items, Commercial segment pretax earnings improved year over year due to decreased utilization, our continued focus on pricing discipline and administrative cost reductions, as well as the previously mentioned prior year favorable reserve releases. The prior year favorable reserve development in both our Government and Commercial segments (approximately $0.86 per diluted common share in 2010) primarily resulted from improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization as well as a shortening of the cycle time associated with provider claim submissions. Net income for 2009 also included the favorable impact of the reduction of the liability for unrecognized tax benefits ($0.10 per diluted common share) as a result of Internal Revenue Service audit settlements.

Premium Revenues and Medical Membership

Premium revenues increased $2.8 billion, or 9.3%, to $32.7 billion for 2010, compared to $29.9 billion for 2009. The increase primarily was due to higher premium revenues in the Government segment. Premium revenues reflect changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Government segment premium revenues increased $3.0 billion, or 13.1%, to $25.8 billion for 2010 compared to $22.8 billion for 2009. The increase primarily was attributable to higher average Medicare Advantage membership and an increase in per member premiums. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Average fully-insured Medicare Advantage membership increased 15.7% in 2010 compared to 2009. Of the 225,300 increase in fully-insured Medicare Advantage members since December 31, 2009, approximately 109,600 members were associated with a new group Medicare Advantage contract added during the first quarter of 2010, with sales of our PPO products driving the majority of the increase in individual Medicare Advantage membership. Total fully-insured group Medicare Advantage membership was 273,100 at December 31, 2010, an increase of 171,200 members from 101,900 at December 31, 2009. Medicare Advantage per member premiums increased approximately 1.5% during 2010 compared to 2009. Medicare stand-alone PDP premium revenues decreased $7.4 million, or 0.3%, during 2010 compared to 2009. The decrease primarily was due to declines in average PDP membership of 9.4% from December 31, 2009 to December 31, 2010, partially offset by increases in Medicare stand-alone PDP per member premiums of 10% during 2010 compared to 2009. The decline in stand-alone PDP membership principally resulted from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Commercial segment premium revenues decreased $193.1 million, or 2.7%, to $6.9 billion for 2010. The decrease primarily was due to a decline in fully-insured membership, partially offset by an increase in per member premiums. Fully-insured membership decreased 9.6%, or 176,100 members, to 1,663,400 at December 31, 2010 compared to 1,839,500 at December 31, 2009 primarily due to continued pricing discipline. Per member premiums for fully-insured group accounts increased 7.6% during 2010 compared to 2009.

Administrative Services Fees

Our administrative services fees were $508.2 million for 2010, an increase of $12.1 million, or 2.4%, from $496.1 million for 2009, primarily due to a new group Medicare ASO account in 2010 partially offset by a decline in Commercial ASO membership of 117,700 members from December 31, 2009 to December 31, 2010, primarily reflecting the loss of a large group account on July 1, 2010.

Investment Income

Investment income totaled $329.3 million for 2010, an increase of $33.0 million from $296.3 million for 2009, primarily reflecting higher average invested balances as a result of the reinvestment of operating cash flows, partially offset by lower interest rates.

Other Revenue

Other revenue totaled $318.3 million for 2010, an increase of $77.1 million from $241.2 million for 2009. The increase primarily was attributable to increased revenue from growth related to RightSourceRxSM, our mail-order pharmacy.

Benefit Expenses

Consolidated benefit expense was $27.1 billion for 2010, an increase of $2.3 billion, or 9.3%, from $24.8 billion for 2009. The increase primarily was driven by an increase in the average number of Medicare Advantage members.

The consolidated benefit ratio for 2010 was 82.8% which was equivalent to the 2009 ratio.

The Government segment’s benefit expenses increased $2.6 billion, or 13.7%, in 2010 compared to 2009 primarily due to an increase in the average number of Medicare Advantage members. The Government segment’s benefit ratio for 2010 was 83.9%, a 40 basis point increase from 83.5% for 2009, primarily driven by a 60 basis point increase in the Medicare benefit ratio. The increase in the benefit ratio resulted from growth in our Medicare Advantage group business which generally carries a higher benefit ratio than our individual Medicare Advantage business, partially offset by prior year favorable reserve releases not in the ordinary course of business of an estimated $182.4 million in 2010. These favorable reserve releases decreased the Government segment benefit ratio by approximately 70 basis points in 2010.

The Commercial segment’s benefit expenses decreased $294.5 million, or 5.1%, during 2010 compared to 2009. The decrease primarily was due to lower utilization, a decline in fully-insured membership, and prior year favorable reserve releases not in the ordinary course of business of an estimated $48.8 million in 2010, partially offset by a net charge of $138.9 million associated with reserve strengthening for our closed block of long-term care policies in 2010. Fully-insured membership decreased 9.6%, or 176,100 members, to 1,663,400 at December 31, 2010 compared to 1,839,500 at December 31, 2009 primarily due to continued pricing discipline. The benefit ratio for the Commercial segment of 78.6% for 2010 decreased 200 basis points from the 2009 benefit ratio of 80.6%. The decrease primarily was due to medical trend that was lower than trend assumed in pricing, continued pricing discipline, and prior year favorable reserve releases not in the ordinary course of business in 2010, partially offset by reserve strengthening for our closed block of long-term care policies in 2010. Medical trend was favorable, primarily affected by lower utilization of services as well as the use of services at lower levels of intensity than prior year. The favorable reserve releases decreased the Commercial segment benefit ratio by approximately 70 basis points in 2010 while the reserve strengthening for our closed block of long-term care policies increased the Commercial segment benefit ratio by 200 basis points in 2010.

SG&A Expense

Consolidated SG&A expenses increased $435.3 million, or 10.3%, during 2010 compared to 2009, primarily due to the $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies in 2010, increased Medicare investment spending for our 2011 offerings, and administrative costs associated with servicing higher average Medicare Advantage membership, partially offset by a decrease in the number of our employees as a result of our administrative cost reduction strategies, including planned workforce reductions in 2010. Excluding employees added with the acquisition of Concentra on December 21, 2010, the number of employees decreased by 800 to 27,300 at December 31, 2010 from 28,100 at December 31, 2009, or 2.8%, as we aligned the size of our workforce with our membership.

The consolidated SG&A expense ratio for 2010 was 13.9%, increasing 10 basis points from 13.8% for 2009. The increase primarily was due to an increase in the Commercial segment SG&A expense ratio, as described below.

Our Government and Commercial segments incur both direct and shared indirect overhead SG&A expenses. We allocate the indirect overhead expenses shared by the two segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

SG&A expenses in the Government segment increased $242.6 million, or 10.3%, during 2010 compared to 2009. The increase primarily was due to administrative costs associated with servicing higher average Medicare Advantage membership as well as increased Medicare investment spending for our 2011 offerings. The Government segment SG&A expense ratio decreased 30 basis points from 10.3% for 2009 to 10.0% for 2010, primarily due to efficiency gains associated with servicing higher average Medicare Advantage membership as well as our continued focus on administrative cost reductions.

The Commercial segment SG&A expenses increased $192.7 million, or 10.3%, during 2010 compared to 2009. The Commercial segment SG&A expense ratio increased 290 basis points from 24.1% for 2009 to 27.0% for 2010. The increase in SG&A expenses for 2010 primarily was due to a $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies which increased the SG&A expense ratio 190 basis points in 2010. In addition, the increases in 2010 primarily reflect administrative costs associated with increased specialty and mail-order pharmacy business, partially offset by our continued focus on administrative cost reductions.

Depreciation and Amortization

Depreciation and amortization for 2010 totaled $262.9 million compared to $250.3 million for 2009, an increase of $12.6 million, or 5.0%, primarily reflecting depreciation expense associated with capital expenditures.

Interest Expense

Interest expense was $105.1 million for 2010, compared to $105.8 million for 2009, a decrease of $0.7 million, or 0.7%.

Income Taxes

Our effective tax rate during 2010 was 37.2% compared to the effective tax rate of 35.1% in 2009. The increase from 2009 to 2010 primarily was due to the reduction of the $16.8 million liability for unrecognized tax benefits as a result of audit settlements which reduced the effective income tax rate by 1.0% during 2009. In addition, the tax rate for 2010 reflects the estimated impact of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by recent health insurance reforms. See Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate. We expect the 2011 effective tax rate to be approximately 37%.

Comparison of Results of Operations for 2009 and 2008

Certain financial data for our two segments was as follows for the years ended December 31, 2009 and 2008:

			Change
	2009	2008	Dollars	Percentage
	(dollars in thousands)
Premium revenues:
Medicare Advantage	$16,413,301	$13,777,999	$2,635,302	19.1%
Medicare stand-alone PDP	2,327,418	3,380,400	(1,052,982)	(31.1)%

Total Medicare	18,740,719	17,158,399	1,582,320	9.2%
Military services	3,426,739	3,218,270	208,469	6.5%
Medicaid	646,195	591,535	54,660	9.2%

Total Government	22,813,653	20,968,204	1,845,449	8.8%

Fully-insured	6,185,158	6,169,403	15,755	0.3%
Specialty	927,940	927,237	703	0.1%

Total Commercial	7,113,098	7,096,640	16,458	0.2%

Total	$29,926,751	$28,064,844	$1,861,907	6.6%

Administrative services fees:
Government	$108,442	$85,868	$22,574	26.3%
Commercial	387,693	366,011	21,682	5.9%

Total	$496,135	$451,879	$44,256	9.8%

Income before income taxes:
Government	$1,497,606	$785,240	$712,366	90.7%
Commercial	104,154	207,608	(103,454)	(49.8)%

Total	$1,601,760	$992,848	$608,912	61.3%

Benefit ratios (a):
Government	83.5%	85.9%		(2.4)%
Commercial	80.6%	80.3%		0.3%

Total	82.8%	84.5%		(1.7)%

SG&A expense ratios (b):
Government	10.3%	10.6%		(0.3)%
Commercial	24.1%	22.4%		1.7%

Total	13.8%	13.7%		0.1%

(a)	Represents total benefit expenses as a percentage of premium revenues. Also known as the benefit ratio.
(b)	Represents total selling, general, and administrative expenses (SG&A) as a percentage of premium revenues, administrative services fees, and other revenues. Also known as the SG&A expense ratio.

Ending membership was as follows at December 31, 2009 and 2008:

			Change
	2009	2008	Members	Percentage
Medical Membership:
Government segment:
Medicare Advantage	1,508,500	1,435,900	72,600	5.1%
Medicare stand-alone PDP	1,927,900	3,066,600	(1,138,700)	(37.1)%

Total Medicare	3,436,400	4,502,500	(1,066,100)	(23.7)%

Military services	1,756,000	1,736,400	19,600	1.1%
Military services ASO	1,278,400	1,228,300	50,100	4.1%

Total military services	3,034,400	2,964,700	69,700	2.4%

Medicaid	401,700	385,400	16,300	4.2%
Medicaid ASO	—	85,700	(85,700)	(100.0)%

Total Medicaid	401,700	471,100	(69,400)	(14.7)%

Total Government	6,872,500	7,938,300	(1,065,800)	(13.4)%

Commercial segment:
Fully-insured	1,839,500	1,978,800	(139,300)	(7.0)%
ASO	1,571,300	1,642,000	(70,700)	(4.3)%

Total Commercial	3,410,800	3,620,800	(210,000)	(5.8)%

Total medical membership	10,283,300	11,559,100	(1,275,800)	(11.0)%

Specialty Membership:
Commercial segment (a)	7,109,900	6,621,800	488,100	7.4%

(a)	The Commercial segment provides a full range of insured specialty products including dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

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

Premium Revenues and Medical Membership

Premium revenues increased $1.8 billion, or 6.6%, to $29.9 billion for 2009, compared to $28.1 billion for 2008 primarily due to higher premium revenues in the Government segment. Premium revenues reflected changes in membership and increases in average per member premiums. Items impacting average per member premiums included changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

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

Liquidity

Our primary sources of cash include receipts of premiums, ASO fees, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. Our primary uses of cash include disbursements for claims payments, SG&A expenses, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital.

Cash and cash equivalents increased to $1,673.1 million at December 31, 2010 from $1,613.6 million at December 31, 2009. The change in cash and cash equivalents for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$2,241,794	$1,421,582	$982,310
Net cash used in investing activities	(1,810,989)	(1,859,261)	(498,324)
Net cash (used in) provided by financing activities	(371,256)	80,844	(554,016)

Increase (decrease) in cash and cash equivalents	$59,549	$(356,835)	$(70,030)

Cash Flow from Operating Activities

The increase in operating cash flows over the three year period primarily results from the corresponding change in earnings, enrollment activity, and changes in working capital items. Cash flows were positively impacted by Medicare enrollment gains in 2010 because premiums generally are collected in advance of claim payments by a period of up to several months. Conversely, during 2009, cash flows were negatively impacted by the payment of run-off claims associated with enrollment losses in our stand-alone PDP business. Our 2008 operating cash flows and earnings were impacted by significantly higher prescription drug claim payments for our Medicare stand-alone PDPs.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefit expenses and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at December 31, 2010, 2009 and 2008:

				Change
	2010	2009	2008	2010	2009
	(in thousands)
IBNR (1)	$2,051,227	$1,902,700	$1,851,047	$148,527	$51,653
Military services benefits payable (2)	255,180	279,195	306,797	(24,015)	(27,602)
Reported claims in process (3)	136,803	357,718	486,514	(220,915)	(128,796)
Other benefits payable (4)	1,026,096	682,961	561,221	343,135	121,740

Total benefits payable	$3,469,306	$3,222,574	$3,205,579	$246,732	$16,995

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the receivables table that follows.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable in 2010 and 2009 primarily was due to an increase in amounts owed to providers under capitated and risk sharing arrangements as well as an increase in IBNR, both primarily as a result of Medicare Advantage membership growth, partially offset by a decrease in the amount of processed but unpaid claims, including pharmacy claims, which fluctuate due to the month-end cutoff. The increase in benefits payable in 2008 primarily was due to the increase in IBNR from growth in Medicare Advantage members and, to a lesser extent, benefit claims inflation, an increase in the amount of processed but unpaid claims, including pharmacy claims, which fluctuate due to month-end cutoff, and an increase in amounts owed to providers under capitated and risk sharing arrangements from Medicare Advantage membership growth.

The detail of total net receivables was as follows at December 31, 2010, 2009 and 2008:

				Change
	2010	2009	2008	2010	2009
	(in thousands)
Military services:
Base receivable	$424,786	$451,248	$436,009	$(26,462)	$15,239
Change orders	2,052	2,024	6,190	28	(4,166)

Military services subtotal	426,838	453,272	442,199	(26,434)	11,073
Medicare	216,080	238,056	232,608	(21,976)	5,448
Commercial and other	367,570	183,124	164,035	184,446	19,089
Allowance for doubtful accounts	(51,470)	(50,832)	(49,160)	(638)	(1,672)

Total net receivables	$959,018	$823,620	$789,682	135,398	33,938

Reconciliation to cash flow statement:
Provision for doubtful accounts				18,708	19,054
Receivables from acquisition				(108,571)	6,974

Change in receivables per cash flow statement resulting in cash from operations				$45,535	$59,966

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $26.5 million decrease in base receivables for 2010 as compared to 2009 and the $15.2 million and $31.4 million increase in base receivables for 2009 as compared to 2008 and 2008 as compared to 2007, respectively.

Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

Commercial and other receivables for 2010 include $108.6 million of patient services receivables acquired with the acquisition of Concentra in December 2010. Excluding the receivables acquired with Concentra, the timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid business resulted in the increase in commercial and other receivables for 2010 as compared to 2009.

In addition to the timing of receipts for premiums and payments of benefit expenses, other working capital items impacting operating cash flows over the past three years primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS as well as changes in the timing of collections of pharmacy rebates.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $827.0 million in 2010, $1,975.2 million in 2009, and $685.5 million in 2008. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $222.3 million in 2010, $185.5 million in 2009, and $261.6 million in 2008. Increased capital spending in 2008 included expenditures associated with constructing a new data center building and mail-order pharmacy warehouse. We expect total capital expenditures in 2011 of approximately $280 million reflecting increased spending due to the Concentra acquisition. Cash consideration paid for acquisitions, net of cash acquired, of $832.5 million in 2010, $12.4 million in 2009, and $422.9 million in 2008 primarily related to the Concentra acquisition in 2010 and the SecureHorizons, OSF, and Cariten acquisitions in 2008.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $237.2 million less than claims payments during 2010, $493.5 million higher than claim payments during 2009, and $188.7 million higher than claims payments during 2008. See Note 2 to the consolidated financial statements included in Item 8.-Financial Statements and Supplementary Data for further description.

During 2010, we repurchased 1.99 million shares for $100.0 million under the stock repurchase plan authorized by the Board of Directors in December 2009. During 2009, there were no repurchases of common shares under stock repurchase plans authorized by the Board of Directors. During 2008, we repurchased 2.10 million common shares for $92.8 million under a stock repurchase plan previously authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $8.5 million in 2010, $22.8 million in 2009, and $13.3 million in 2008.

In 2009, net borrowings under our then existing credit agreement decreased $250.0 million primarily from the repayment of amounts borrowed to fund the acquisition of Cariten. During 2008, the net repayment of $550 million under our credit agreement primarily related to amounts repaid from the issuance of $750 million in senior notes offset by the $250 million financing of the Cariten acquisition.

In June 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. Our net proceeds, reduced for the original issue discount and cost of the offering, were $742.6 million. We used the net proceeds from the offering for the repayment of the outstanding balance under our then existing credit agreement.

In exchange for terminating interest-rate swap agreements in 2008, we received cash of $93.0 million.

The remainder of the cash used in or provided by financing activities in 2010, 2009, and 2008 primarily resulted from the change in the securities lending payable. The decrease in securities lending since 2008 resulted from lower margins earned under the program.

Future Sources and Uses of Liquidity

Stock Repurchase Authorization

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During 2010, we repurchased 1.99 million shares in open market transactions for $100.0 million at an average price of $50.17. As of February 4, 2011, the remaining authorized amount totaled $150.0 million and the authorization expires on December 31, 2011.

Senior Notes

During 2008, we issued $500 million of 7.20% senior notes due June 15, 2018 and $250 million of 8.15% senior notes due June 15, 2038. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. We also previously issued $300 million of 6.30% senior notes due August 1, 2018 and $500 million of 6.45% senior notes due June 1, 2016. All four series of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. Concurrent with the senior notes issuances, we entered into interest-rate swap agreements to exchange the fixed interest rate under these senior notes for a variable interest rate based on LIBOR. During 2008, we terminated all of our swap agreements. We may re-enter into interest-rate swap agreements in the future depending on market conditions and other factors. Our senior notes and related swap agreements are more fully discussed in Notes 11 and 12 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.

Credit Agreement

In December 2010, we replaced our 5-year $1.0 billion unsecured revolving credit agreement which was set to expire in July 2011 with a 3-year $1.0 billion unsecured revolving agreement expiring December 2013. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR or the base rate plus a spread. The spread, currently 200 basis points, varies depending on our credit ratings ranging from 150 to 262.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 37.5 basis points, may fluctuate between 25 and 62.5 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the new credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $5,257.9 million at December 31, 2010 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $6,924.1 million and a leverage ratio of 0.8:1, as measured in accordance with the credit agreement as of December 31, 2010. In addition, the new credit agreement includes an uncommitted $250 million incremental loan facility.

At December 31, 2010, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $10.4 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of December 31, 2010, we had $989.6 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.0 million at December 31, 2010 represent junior subordinated debt of $36.1 million and financing for the renovation of a building of $0.9 million. The junior subordinated debt, which is due in 2037, may be called by us without penalty in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2010 was BBB- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1.9 million, up to a maximum 100 basis points, or annual interest expense by $7.5 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company decreased $112.0 million to $553.6 million at December 31, 2010 compared to $665.6 million at December 31, 2009, primarily due to cash paid for the Concentra acquisition partially offset by dividends from our subsidiaries. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. During 2010, our subsidiaries paid dividends of $746.6 million to the parent compared to $774.1 million in 2009 and $296.0 million in 2008. In addition, the parent made capital contributions to our subsidiaries of $230.0 million in 2010 compared to $132.3 million in 2009 and $242.8 million in 2008. The parent paid cash to fund acquisitions of $839.6 million in 2010, $5.9 million in 2009, and $566.3 million in 2008 primarily related to the Concentra acquisition in 2010 and the SecureHorizons, OSF, and Cariten acquisitions in 2008.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.3 billion and $3.8 billion as of December 31, 2010 and 2009, respectively, which exceeded aggregate minimum regulatory requirements. The amount of dividends that may be paid to our parent company in 2011 without prior approval by state regulatory authorities is approximately $740 million in the aggregate. This compares to dividends that were able to be paid in 2010 without prior regulatory approval of approximately $720 million.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2010 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt	$1,586,988	$447	$333	$125	$1,586,083
Interest (1)	1,203,133	114,226	225,342	217,507	646,058
Operating leases (2)	810,234	190,525	295,868	190,164	133,677
Purchase obligations (3)	148,169	81,376	63,050	3,743	0
Future policy benefits payable and other long-term liabilities (4)	1,818,658	52,936	249,311	138,078	1,378,333

Total	$5,567,182	$439,510	$833,904	$549,617	$3,744,151

(1)	Interest includes the estimated contractual interest payments under our debt agreements.
(2)	We lease facilities, computer hardware, and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data.
(3)	Purchase obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(4)	Includes future policy benefits payable ceded to third parties through 100% coinsurance agreements as more fully described in Note 19 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. We expect the assuming reinsurance carriers to fund these obligations and reflected these amounts as reinsurance recoverables included in other long-term assets on our consolidated balance sheet. Amounts payable in less than one year are included in trade accounts payable and accrued expenses in the consolidated balance sheet.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we are not involved in any SPE transactions.

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

Related Parties

No related party transactions had a material effect on our results of operations, financial position, or cash flows. Certain related party transactions not having a material effect are discussed in our Proxy Statement for the meeting to be held April 21, 2011 appearing under the caption “Certain Transactions with Management and Others” of such Proxy Statement.

Government Contracts

Our Medicare business, which accounted for approximately 65% of our total premiums and administrative services only, or ASO, fees for the year ended December 31, 2010, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2011.

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

CMS is continuing to perform audits of various companies’ selected Medicare Advantage contracts related to this risk adjustment diagnosis data. These audits are referred to herein as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. To date, six Humana contracts have been selected by CMS for RADV audits for the 2007 contract year, consisting of one “pilot” audit and five “targeted” audits for Humana plans.

On December 21, 2010, CMS posted a description of the agency’s proposed RADV sampling and payment adjustment calculation methodology to its website, and invited public comment, noting that CMS may revise its sampling and payment error calculation methodology based upon the comments received. We believe the audit and payment adjustment methodology proposed by CMS is fundamentally flawed and actuarially unsound. In essence, in making the comparison referred to above, CMS relies on two interdependent sets of data to set payment rates for Medicare Advantage (MA) plans: (1) fee for service (FFS) data from the government’s original Medicare program; and (2) MA data. The proposed methodology would review medical records for only one set of data (MA data), while not performing the same exercise on the other set (FFS data). However, because these two sets of data are inextricably linked, we believe CMS must audit and validate both of them before extrapolating any potential RADV audit results, in order to ensure that any resulting payment adjustment is accurate. We believe that the Social Security Act, under which the payment model was established, requires the consistent use of these data sets in determining risk-adjusted payments to MA plans. Furthermore, our payment received from CMS, as well as benefits offered and premiums charged to members, is based on bids that did not, by CMS design, include any assumption of retroactive audit payment adjustments. We believe that applying a retroactive audit adjustment after CMS acceptance of bids would improperly alter this process of establishing member benefits and premiums.

CMS has received public comments, including our comments and comments from other industry participants and the American Academy of Actuaries, which expressed concerns about the failure to appropriately compare the two sets of data. On February 3, 2011, CMS issued a statement that it was closely evaluating the comments it has received on this matter and anticipates making changes to the proposed methodology based on input it has received, although we are unable to predict the extent of changes that they may make.

We believe that the proposed methodology is actuarially unsound and in violation of the Social Security Act. We intend to defend that position vigorously. However, if CMS moves forward with implementation of the proposed methodology without changes to adequately address the data inconsistency issues described above, it would have a material adverse effect on our revenues derived from the Medicare Advantage program and, therefore, our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2010, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us three contracts for the East, Southeast, and Southwest regions for a one year term with two options to extend the contracts for an additional term of up to one year, exercisable at the sole discretion of the PRHIA.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 11% of our total premiums and ASO fees for the year ended December 31, 2010, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2011. On October 5, 2010, we were notified that the Department of Defense TRICARE Management Activity, or TMA,

intended to negotiate with us for an extension of our administration of the TRICARE South Region contract, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, in the form of an undefinitized contract action, became effective. The Amendment adds one additional one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). The Amendment does not include the costs of the underwritten target health care cost and underwritten health care target fee, which will be negotiated separately. On January 21, 2011, the TMA notified us of their intent to exercise Option Period IX.

As required under the current contract, the target underwritten health care cost and underwriting fee amounts for Option Period IX will be negotiated separately. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, any failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the Department of Defense, or DoD, that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On October 22, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address, among other things, health care cost savings resulting from provider network discounts in the South Region. We submitted our final proposal revisions on November 9, 2010. At this time, we are not able to determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

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

Benefit Expense Recognition

Benefit expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2010	Percentage of Total	December 31, 2009	Percentage of Total
	(dollars in thousands)
IBNR	$2,051,227	59.1%	$1,902,700	59.0%
Reported claims in process	136,803	3.9%	357,718	11.1%
Other benefits payable	1,026,096	29.6%	682,961	21.2%

Benefits payable, excluding military services	3,214,126	92.6%	2,943,379	91.3%
Military services benefits payable	255,180	7.4%	279,195	8.7%

Total benefits payable	$3,469,306	100.0%	$3,222,574	100.0%

Military services benefits payable primarily consists of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government as more fully described in Note 2 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data. This amount is generally offset by a corresponding receivable due from the federal government, as more fully-described beginning on page 56.

Estimating IBNR is complex and involves a significant amount of judgment. Changes in this estimate can materially affect, either favorably or unfavorably, our results of operations and overall financial position. Accordingly, it represents a critical accounting estimate. Most benefit claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”. As such, we expect that substantially all of the December 31, 2010 estimate of benefits payable will be known and paid during 2011.

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

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Changes in claim processes, including receipt cycle times, claim inventory levels, recoveries of overpayments, outsourcing, system conversions, and processing disruptions due to weather or other events affect views regarding the reasonable choice of completion factors. The receipt cycle time measures the average length of time between when a medical claim was initially incurred and when the claim form was received. Increased electronic claim submissions from providers have decreased the receipt cycle time over the last few years. For example, the average receipt cycle time has decreased from 15.0 days in 2008 to 13.8 days in 2010 which represents an 8.0% reduction in cycle time over the three year period. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claim may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required.

Medical cost trends potentially are more volatile than other segments of the economy. The drivers of medical cost trends include increases in the utilization of hospital facilities, physician services, new higher priced technologies and medical procedures, and new prescription drugs and therapies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, the tort liability system, increases in medical services capacity, direct to consumer advertising for prescription drugs and medical services, an aging population, lifestyle changes including diet and smoking, catastrophes, and epidemics also may impact medical cost trends. Internal factors such as system conversions, claims processing cycle times, changes in medical management practices and changes in provider contracts also may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. All of these factors are considered in estimating IBNR and in estimating the per member per month claims trend for purposes of determining the reserve for the most recent three months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. The results of these studies are also considered in determining the reserve for the most recent three months. Each of these factors requires significant judgment by management.

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2010 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in thousands)
1.25%	$(184,444)	(5.00)%	$(249,764)
1.10%	$(162,310)	(4.25)%	$(212,299)
0.95%	$(140,177)	(3.50)%	$(174,835)
0.80%	$(118,044)	(2.75)%	$(137,370)
0.65%	$(95,911)	(2.00)%	$(99,906)
0.50%	$(73,777)	(1.25)%	$(62,441)
0.35%	$(51,644)	(0.25)%	$(12,488)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2010 caused by changes in completion factors for incurred months prior to the most recent three months.

(b)	Reflects estimated potential changes in benefits payable at December 31, 2010 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

(c)	The factor change indicated represents the percentage point change.

The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefit expenses as well as adjustments to prior year estimated accruals.

	2010	2009	2008
	(in thousands)
Balances at January 1	$2,943,379	$2,898,782	$2,355,461
Acquisitions	0	0	96,021
Incurred related to:
Current year	24,156,522	21,934,973	21,092,135
Prior years	(434,015)	(252,756)	(268,027)

Total incurred	23,722,507	21,682,217	20,824,108

Paid related to:
Current year	(21,642,150)	(19,572,740)	(18,579,247)
Prior years	(1,809,610)	(2,064,880)	(1,797,561)

Total paid	(23,451,760)	(21,637,620)	(20,376,808)

Balances at December 31	$3,214,126	$2,943,379	$2,898,782

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

	Favorable Development by Changes in Key Assumptions
	2010		2009		2008
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in thousands)
Completion factors	$(220,653)	1.6%	$(101,585)	0.8%	$(92,759)	1.0%
Trend factors	(213,362)	(4.7)%	(151,171)	(3.5)%	(175,268)	(5.2)%

Total	$(434,015)		$(252,756)		$(268,027)

(a)	The factor change indicated represents the percentage point change.

As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. The amount of redundancy over the last three years primarily has been impacted by the growth in our Medicare business, coupled with the application of consistent reserving practices. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. During 2010, we experienced prior year favorable reserve releases not in the ordinary course of business of approximately $231.2 million. This favorable reserve development primarily resulted from improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization as well as a shortening of the cycle time associated with provider claim submissions. The improvements in the claims processing environment benefited all lines of business, but were most prominent in our Medicare PFFS line of business. These improvements resulted in recoveries from the identification of claims billed at higher cost codes than those documented in the medical records via audits, as well as an improved ability to collect overpayments due to the development of system enhancements to our Commercial claims processing platform. We believe we have consistently applied our methodology in determining our best estimate for benefits payable.

We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2010 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.

Benefit expenses associated with military services and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Military services	$3,059,492	$3,019,655	$2,819,787
Future policy benefits	305,875	73,130	64,338

Total	$3,365,367	$3,092,785	$2,884,125

Our TRICARE contract contains provisions whereby the federal government bears a substantial portion of the risk of financing health benefits. The federal government both reimburses us for our cost of providing health benefits and bears responsibility for 80% of any variance from the annual target health care cost and actual health care cost as more fully described beginning on page 70. Therefore, the impact on our income from operations from changes in estimate for TRICARE benefits payable is reduced substantially by corresponding adjustments to revenues. The net decrease to income from operations as determined retrospectively, after giving consideration to claim development occurring in the current period, was approximately $9.4 million for 2009 and $7.8 million for 2008. The impact from changes in estimates for 2010 is not yet determinable as the amount of prior period development recorded in 2011 will change as our December 31, 2010 benefits payable estimate develops throughout 2011.

Future policy benefits payable of $1,492.9 million and $1,193.0 million at December 31, 2010 and 2009, respectively, represent liabilities for long-duration insurance policies including long-term care, health, and life insurance policies and annuities sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Future policy benefits payable include $824.6 million at December 31, 2010 and $571.9 million at December 31, 2009 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases and/or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required. During the fourth quarter of 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with lower interest rates and higher actual expenses as compared to acquisition date assumptions, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our long-term care policies were not adequate to provide for future policy benefits under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during the fourth quarter of 2010 we recorded $138.9 million of additional benefit expense, with a corresponding increase in future policy benefits payable of $170.3 million partially offset by a related reinsurance recoverable of $31.4 million included in other long-term assets. In addition, future policy benefits payable include amounts of $218.9 million at December 31, 2010 and $225.0 million at December 31, 2009 which are subject to 100% coinsurance agreements as more fully described in Note 19 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.

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

Premium revenues and ASO fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for estimated changes in an employer’s enrollment and individuals that ultimately may fail to pay, and beginning January 1, 2011, for estimated rebates to policyholders under the minimum benefit ratios required under the Health Insurance Reform Legislation. Enrollment changes not yet processed or not yet reported by an employer group or the government, also known as retroactive membership adjustments, are estimated based on available data and historical trends. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.

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

The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain at period end, including member eligibility and risk adjustment score differences with CMS as well as pharmacy rebates from manufacturers. These factors have an offsetting effect on changes in the risk corridor estimate. In 2010, we paid $180.2 million related to our reconciliation with CMS regarding the 2009 Medicare Part D risk corridor provisions compared to our estimate of $144.6 million at December 31, 2009. In 2009, we received net proceeds of $59.6 million related to our reconciliation with CMS regarding the 2008 Medicare Part D risk corridor provisions compared to our estimate of $55.4 million at December 31, 2008. The net liability associated with the 2010 risk corridor estimate, which will be settled in 2011, was $387.6 million at December 31, 2010.

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or benefit expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period. Gross financing receipts were $1,757.2 million and gross financing withdrawals were $1,994.4 million during 2010. CMS subsidy activity recorded to the consolidated balance sheets at December 31, 2010 was $16.2 million to other current assets and $170.2 million to trade accounts payable and accrued expenses.

In order to allow plans offering enhanced benefits the maximum flexibility in designing alternative prescription drug coverage, CMS provided a demonstration payment option in lieu of the reinsurance subsidy for plans offering enhanced coverage, or coverage beyond CMS’s defined standard benefits. The demonstration payment option, available to plans through 2010, was an arrangement in which CMS agreed to pay a capitation amount to a plan for assuming the government’s portion of prescription drug costs in the catastrophic layer of coverage. The capitation amount represented a fixed monthly amount per member to provide prescription drug coverage in the catastrophic layer. We chose the demonstration payment option for some of our plans that offered enhanced coverage over the last three years. This capitation amount, derived from our annual bid submissions, was recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer was subject to risk sharing as part of the risk corridor settlement.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program.

Medicare Risk-Adjustment Provisions

CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. A risk-adjustment model pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. Rates paid to Medicare Advantage plans are established under an actuarial bid model, including a process whereby our payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. We estimate risk-adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. The risk-adjustment model is more fully described in Item 1.—Business beginning on page 6.

Military services

In 2010, military services revenues represented approximately 11% of total premiums and administrative services fees. Military services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense. The single TRICARE contract for the South Region includes multiple revenue generating activities. We allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed.

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

Investment Securities

Investment securities totaled $8,372.4 million, or 52% of total assets at December 31, 2010, and $7,497.2 million, or 53% of total assets at December 31, 2009. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2010 and at December 31, 2009. The fair value of debt securities were as follows at December 31, 2010 and 2009:

	December 31, 2010	Percentage of Total	December 31, 2009	Percentage of Total
	(dollars in thousands)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$711,613	8.5%	$1,009,352	13.5%
Mortgage-backed securities	1,663,179	19.9%	1,688,663	22.5%
Tax-exempt municipal securities	2,433,334	29.1%	2,224,041	29.7%
Mortgage-backed securities:
Residential	55,887	0.6%	95,412	1.3%
Commercial	321,031	3.8%	279,626	3.7%
Asset-backed securities	149,751	1.8%	107,188	1.4%
Corporate debt securities	3,032,311	36.2%	2,079,568	27.7%
Redeemable preferred stock	5,333	0.1%	13,300	0.2%

Total debt securities	$8,372,439	100.0%	$7,497,150	100.0%

Approximately 96% of our debt securities were investment-grade quality, with an average credit rating of AA by S&P at December 31, 2010. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Tax-exempt municipal securities included pre-refunded bonds of $343.9 million at December 31, 2010 and $346.9 million at December 31, 2009. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations (AAA by S&P) at the time the fund is established. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax-exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $597.2 million and $587.2 million at December 31, 2010 and 2009, respectively, of tax-exempt securities guaranteed by monoline insurers. The equivalent S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA.

Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $3.4 million at December 31, 2010 and $5.5 million at December 31, 2009. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio.

The percentage of corporate securities associated with the financial services industry was 29.4% at December 31, 2010 and 37.3% at December 31, 2009.

Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our debt securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our debt securities was approximately 4.6 years at December 31, 2010. Including cash equivalents, the average duration was approximately 4.0 years. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $395 million.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$141,766	$(615)	$0	$0	$141,766	$(615)
Mortgage-backed securities	110,358	(1,054)	5,557	(119)	115,915	(1,173)
Tax-exempt municipal securities	1,168,221	(33,218)	97,809	(10,401)	1,266,030	(43,619)
Mortgage-backed securities:
Residential	0	0	32,671	(2,675)	32,671	(2,675)
Commercial	0	0	2,752	(171)	2,752	(171)
Asset-backed securities	17,069	(42)	283	(2)	17,352	(44)
Corporate debt securities	383,677	(9,572)	31,464	(4,138)	415,141	(13,710)

Total debt securities	$1,821,091	$(44,501)	$170,536	$(17,506)	$1,991,627	$(62,007)

In April 2009, the Financial Accounting Standards Board, or the FASB, issued new guidance to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The new guidance highlighted and expanded on the factors that should be considered in estimating fair value when the volume and level of activity for a financial asset or liability has significantly decreased and required new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). In addition, new guidance regarding recognition and presentation of other-than-temporary impairments changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. We adopted the provisions of the new guidance for the quarter ended June 30, 2009. Refer to Note 4 and Note 5 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for disclosures related to the implementation of the new guidance.

Under the revised other-than-temporary impairment model for debt securities held, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value when we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis. However, if we do not intend to sell the debt security, we evaluate the expected cash flows to be received as compared to amortized cost and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized currently in income with the remainder of the loss recognized in other comprehensive income.

When we do not intend to sell a security in an unrealized loss position, potential other-than-temporary impairment is considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. For example, with respect to mortgage and asset-backed securities, such data includes underlying loan level data and structural features such as seniority and other forms of credit enhancements. A decline in fair value is considered other-than-temporary when we do not expect to recover the entire amortized cost basis of the security. We estimate the amount of the credit loss component of a debt security as the difference between the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our expectations, facts and circumstances factored into our assessment may change with the passage of time, or we may decide to subsequently sell the investment. The determination of whether a decline in the value of an investment is other than temporary requires us to exercise significant diligence and judgment. The discovery of new information and the passage of time can significantly change these judgments. The status of the general economic environment and significant changes in the national securities markets influence the determination of fair value and the assessment of investment impairment. There is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities at December 31, 2010 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. All commercial mortgage-backed securities were rated AA+ at December 31, 2010.

All issuers of securities we own that were trading at an unrealized loss at December 31, 2010 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At December 31, 2010, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2010.

There were no material other-than-temporary impairments in 2010 or 2009. Gross realized losses in 2008 included other-than-temporary impairments of $103.1 million, primarily due to investments in Lehman Brothers Holdings Inc. and certain of its subsidiaries, which filed for bankruptcy protection in 2008, as well as declines in the values of securities primarily associated with the financial services industry.

Goodwill and Long-lived Assets

At December 31, 2010, goodwill and other long-lived assets represented 23% of total assets and 55% of total stockholders’ equity, compared to 21% and 50%, respectively, at December 31, 2009.

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

Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and administrative cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the ultimate outcome of health care reform legislation the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a margin ranging from approximately 68% to 107%. A 100 basis point increase in the discount rate would decrease this margin to a range of approximately 43% to 84%.

The ultimate loss of the TRICARE South Region contract would adversely affect $49.8 million of the military services reporting unit’s goodwill. In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the GAO in connection with the award to another contractor and in October 2009 we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On October 22, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address, among other things, health care cost savings resulting from provider network discounts in the South Region. We submitted our final proposal revisions on November 9, 2010. At this time, we are not able to determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

On October 5, 2010, we were notified that the TMA intended to negotiate with us for an extension of our administration of the TRICARE South Region contract scheduled to end on March 31, 2011, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, in the form of an undefinitized contract action, became effective. The Amendment adds one additional one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). On January 21, 2011, the TMA notified us of their intent to exercise Option Period IX. We will continue to assess the fair value of our military services reporting unit each reporting period based on our estimate of future discounted cash flows associated with the reporting unit, primarily derived from cash flows associated with the TRICARE South Region contract. We will recognize a goodwill impairment if and when our impairment test indicates that the carrying value of goodwill exceeds the implied fair value. If we are not ultimately awarded the new third generation TRICARE program contract for the South Region, we expect that as the March 31, 2012 contract end date nears, future cash flows will not be sufficient to warrant recoverability of all or a portion of the military services goodwill. In this event, we expect a goodwill impairment would occur during the second half of 2011. Refer to Note 16 to the consolidated financial statements included in Item 8.—Financial Statements and Supplementary Data for further discussion of the TRICARE South Region contract.

Long-lived assets consist of property and equipment and other finite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation or amortization for these assets. There were no material impairment losses in the last three years. Long-lived assets associated with our military services business are not material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Until October 7, 2008, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. As a result, changes in interest rates generally resulted in an increase or decrease to investment income partially offset by a corresponding decrease or increase to interest expense, partially hedging our exposure to interest rate risk. However, due to extreme volatility in the securities and credit markets, LIBOR increased while the interest rate we would earn on invested assets like cash and cash equivalents decreased. As a result, we terminated all of our interest rate swap agreements, fixing the average interest rate under our senior notes at 6.08%. In exchange for terminating our rights under the interest rate swap agreements, we received $93.0 million in cash from the counterparties representing the fair value of the swap assets. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either LIBOR or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2010 or December 31, 2009.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA at December 31, 2010. Our net unrealized position improved $125.1 million from a net unrealized gain position of $71.4 million at December 31, 2009 to a net unrealized gain position of $196.5 million at December 31, 2010. At December 31, 2010, we had gross unrealized losses of $62.0 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2010. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.0 years as of December 31, 2010. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $395 million.

We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200 and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2010 and 2009. Our investment portfolio consists of cash, cash equivalents and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may effect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points twice, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points four times, and have changed by less than 100 basis points four times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in thousands)
As of December 31, 2010
Investment income	$(30,864)	$(20,498)	$(10,427)	$35,736	$71,236	$106,910
Interest expense (a)	0	0	0	0	0	0

Pretax	$(30,864)	$(20,498)	$(10,427)	$35,736	$71,236	$106,910

As of December 31, 2009
Investment income	$(24,993)	$(17,443)	$(15,075)	$36,729	$68,447	$101,142
Interest expense (a)	0	0	0	0	0	0

Pretax	$(24,993)	$(17,443)	$(15,075)	$36,729	$68,447	$101,142

(a)	The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2010 or December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,673,137	$1,613,588
Investment securities	6,872,767	6,190,062
Receivables, less allowance for doubtful accounts of $51,470 in 2010 and $50,832 in 2009:	959,018	823,620
Securities lending invested collateral	49,636	119,586
Other current assets	583,141	505,960

Total current assets	10,137,699	9,252,816

Property and equipment, net	815,337	679,142
Long-term investment securities	1,499,672	1,307,088
Goodwill	2,567,809	1,992,924
Other long-term assets	1,082,736	921,524

Total assets	$16,103,253	$14,153,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,469,306	$3,222,574
Trade accounts payable and accrued expenses	1,624,832	1,307,710
Book overdraft	409,385	374,464
Securities lending payable	55,693	126,427
Unearned revenues	185,410	228,817

Total current liabilities	5,744,626	5,259,992
Long-term debt	1,668,849	1,678,166
Future policy benefits payable	1,492,855	1,193,047
Other long-term liabilities	272,867	246,286

Total liabilities	9,179,197	8,377,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 190,244,741 shares issued in 2010 and 189,801,119 shares issued in 2009	31,707	31,634
Capital in excess of par value	1,737,207	1,658,521
Retained earnings	5,529,001	4,429,611
Accumulated other comprehensive income	120,584	42,135
Treasury stock, at cost, 21,795,051 shares in 2010 and 19,621,069 shares in 2009	(494,443)	(385,898)

Total stockholders’ equity	6,924,056	5,776,003

Total liabilities and stockholders’ equity	$16,103,253	$14,153,494

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2010	2009	2008
	(in thousands, except per share results)
Revenues:
Premiums	$32,712,323	$29,926,751	$28,064,844
Administrative services fees	508,244	496,135	451,879
Investment income	329,332	296,317	220,215
Other revenue	318,309	241,211	209,434

Total revenues	33,868,208	30,960,414	28,946,372

Operating expenses:
Benefits	27,087,874	24,775,002	23,708,233
Selling, general and administrative	4,662,802	4,227,535	3,944,652
Depreciation and amortization	262,910	250,274	220,350

Total operating expenses	32,013,586	29,252,811	27,873,235

Income from operations	1,854,622	1,707,603	1,073,137
Interest expense	105,060	105,843	80,289

Income before income taxes	1,749,562	1,601,760	992,848
Provision for income taxes	650,172	562,085	345,694

Net income	$1,099,390	$1,039,675	$647,154

Basic earnings per common share	$6.55	$6.21	$3.87

Diluted earnings per common share	$6.47	$6.15	$3.83

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Issued Shares	Amount
	(in thousands)
Balances, January 1, 2008	186,739	$31,123	$1,497,998	$2,742,782	$14,021	$(256,987)	$4,028,937
Comprehensive income:
Net income				647,154			647,154
Other comprehensive loss:
Net unrealized investment losses, net of tax benefit of $136,967					(239,591)		(239,591)
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $29,090					50,327		50,327

Comprehensive income							457,890
Common stock repurchases						(106,070)	(106,070)
Stock-based compensation			55,369				55,369
Restricted stock grants	667	111					111
Restricted stock forfeitures	(83)	(14)	12				(2)
Stock option exercises	534	89	11,331				11,420
Stock option and restricted stock tax benefit			9,535				9,535

Balances, December 31, 2008	187,857	31,309	1,574,245	3,389,936	(175,243)	(363,057)	4,457,190
Comprehensive income:
Net income				1,039,675			1,039,675
Other comprehensive income:
Net unrealized investment gains, net of tax expense of $131,229					229,724		229,724
Reclassification adjustment for net realized gains included in net income, net of tax expense of $7,137					(12,346)		(12,346)

Comprehensive income							1,257,053
Common stock repurchases						(22,841)	(22,841)
Stock-based compensation			65,870				65,870
Restricted stock grants	978	163					163
Restricted stock forfeitures	(87)	(14)	14				0
Stock option exercises	1,053	176	18,173				18,349
Stock option and restricted stock tax benefit			219				219

Balances, December 31, 2009	189,801	31,634	1,658,521	4,429,611	42,135	(385,898)	5,776,003
Comprehensive income:
Net income				1,099,390			1,099,390
Other comprehensive income:
Net unrealized investment gains, net of tax expense of $47,383					82,026		82,026
Reclassification adjustment for net realized gains included in net income, net of tax expense of $2,069					(3,577)		(3,577)

Comprehensive income							1,177,839
Common stock repurchases						(108,545)	(108,545)
Stock-based compensation			62,947				62,947
Restricted stock grants and restricted stock unit vesting	5	0					0
Restricted stock forfeitures	(127)	(21)	21				0
Stock option exercises	566	94	17,384				17,478
Stock option and restricted stock tax benefit			(1,666)				(1,666)

Balances, December 31, 2010	190,245	$31,707	$1,737,207	$5,529,001	$120,584	$(494,443)	$6,924,056

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities
Net income	$1,099,390	$1,039,675	$647,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,910	250,274	220,350
Stock-based compensation	62,947	65,870	55,369
Net realized capital (gains) losses	(5,646)	(19,483)	79,417
(Gain) loss on sale of property and equipment, net	(25)	228	(5)
Benefit from deferred income taxes	(198,978)	(26,792)	(22,005)
Provision for doubtful accounts	18,708	19,054	5,398
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(45,535)	(59,966)	(152,893)
Other assets	81,133	112,473	(100,887)
Benefits payable	246,732	16,995	412,725
Other liabilities	721,894	13,682	(170,140)
Unearned revenues	(46,233)	(9,281)	(10,280)
Other	44,497	18,853	18,107

Net cash provided by operating activities	2,241,794	1,421,582	982,310

Cash flows from investing activities
Acquisitions, net of cash acquired	(832,450)	(12,436)	(422,915)
Purchases of property and equipment	(222,302)	(185,450)	(261,572)
Proceeds from sales of property and equipment	66	1,509	6
Purchases of investment securities	(4,589,332)	(7,197,007)	(5,681,103)
Maturities of investment securities	1,749,801	1,270,525	498,650
Proceeds from sales of investment securities	2,012,494	3,951,326	4,496,929
Change in securities lending collateral	70,734	312,272	871,681

Net cash used in investing activities	(1,810,989)	(1,859,261)	(498,324)

Cash flows from financing activities
Receipts from CMS contract deposits	1,757,217	2,354,238	2,761,276
Withdrawals from CMS contract deposits	(1,994,391)	(1,860,748)	(2,572,624)
Borrowings under credit agreement	0	0	1,175,000
Repayments under credit agreement	0	(250,000)	(1,725,000)
Proceeds from issuance of senior notes	0	0	749,247
Debt issue costs	(7,777)	0	(6,696)
Proceeds from swap termination	0	0	93,008
Change in securities lending payable	(70,734)	(312,272)	(898,350)
Change in book overdraft	34,921	149,922	(44,684)
Common stock repurchases	(108,545)	(22,841)	(106,070)
Excess tax benefit from stock-based compensation	1,964	5,339	9,912
Proceeds from stock option exercises and other, net	16,089	17,206	10,965

Net cash (used in) provided by financing activities	(371,256)	80,844	(554,016)

Increase (decrease) in cash and cash equivalents	59,549	(356,835)	(70,030)
Cash and cash equivalents at beginning of year	1,613,588	1,970,423	2,040,453

Cash and cash equivalents at end of year	$1,673,137	$1,613,588	$1,970,423

Supplemental cash flow disclosures:
Interest payments	$111,848	$112,532	$73,813
Income tax payments, net	$784,924	$627,227	$347,353
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$1,043,455	$12,436	$772,811
Less: Fair value of liabilities assumed	(211,005)	0	(349,896)

Cash paid for acquired businesses, net of cash acquired	$832,450	$12,436	$422,915

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on our 2010 revenues of approximately $33.9 billion. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We provide full-service benefits and wellness solutions, offering a wide array of health, pharmacy and supplemental benefit products for employer groups, government benefit programs, and individuals, as well as primary and workplace care through our medical centers and worksite medical facilities. We derived approximately 76% of our premiums and administrative services fees from contracts with the federal government in 2010. Under our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare Advantage members in Florida, accounting for approximately 17% of our total premiums and administrative services fees in 2010. CMS is the federal government’s agency responsible for administering the Medicare program. Under federal government contracts with the Department of Defense we primarily provide health insurance coverage to TRICARE members, accounting for approximately 11% of our total premiums and administrative services fees in 2010.

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

Health Insurance Reform

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. There are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

Certain significant provisions of the Health Insurance Reform Legislation include, among others, mandated coverage requirements, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of state-based exchanges, and an annual insurance industry premium-based assessment. Implementation dates of the Health Insurance Reform Legislation vary from as early as six months from the date of enactment, or September 30, 2010, to as late as 2018.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc. and subsidiaries that the Company controls including variable interest entities associated with medical practices for which the Company is the primary beneficiary. Generally, we do not own medical practices but instead enter into exclusive long-term management agreements with the affiliated Professional Associations, or P.A.s, that operate the medical practices. Based upon the provisions of these agreements, these affiliated P.A.s are variable interest entities and we are the primary beneficiary, and accordingly we consolidated the affiliated P.A.s. All significant intercompany balances and transactions have been eliminated.

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

Investment Securities

Investment securities, which consist entirely of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Investment securities available for current operations are classified as current assets. Investment securities available for our long-term insurance product and professional liability funding requirements, as well as restricted statutory deposits and venture capital investments, are classified as long-term assets. For the purpose of determining gross realized gains and losses, which are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other- than-temporary impairment.

In April 2009, the Financial Accounting Standards Board, or the FASB, issued new guidance to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The new guidance highlighted and expanded on the factors that should be considered in estimating fair value when the volume and level of activity for a financial asset or liability has significantly decreased and required new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). In addition, new guidance regarding recognition and presentation of other-than-temporary impairments changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. We adopted the provisions of the new guidance for the quarter ended June 30, 2009. Refer to Note 4 and Note 5.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the revised other-than-temporary impairment model for debt securities held, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value when we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis. However, if we do not intend to sell the debt security, we evaluate the expected cash flows to be received as compared to amortized cost and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized currently in income with the remainder of the loss recognized in other comprehensive income. A transition adjustment to reclassify the non-credit portion of any previously recognized impairment from retained earnings to accumulated other comprehensive income was required upon adoption if we did not intend to sell and it was not more likely than not that we would be required to sell the security before recovery of its amortized cost basis. We did not record a transition adjustment for securities previously considered other-than-temporarily impaired because these securities were already sold or we had the intent to sell these securities.

When we do not intend to sell a security in an unrealized loss position, potential other-than-temporary impairment is considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. For example, with respect to mortgage and asset-backed securities, such data includes underlying loan level data and structural features such as seniority and other forms of credit enhancements. A decline in fair value is considered other-than-temporary when we do not expect to recover the entire amortized cost basis of the security. We estimate the amount of the credit loss component of a debt security as the difference between the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premiums

We bill and collect premium remittances from employer groups and members in our Medicare and individual products monthly. We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

Premium revenues are recognized as income in the period members are entitled to receive services, and are net of estimated uncollectible amounts, retroactive membership adjustments, and beginning January 1, 2011, adjustments to recognize rebates to policyholders under the minimum benefit ratios required under Health Insurance Reform Legislation. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.

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

For plans where we provide enhanced benefits and selected the alternative demonstration payment option in lieu of the reinsurance subsidy, we receive a monthly per member capitation amount from CMS determined from

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our annual bid submissions. The capitation amount we receive from CMS for assuming the government’s portion of prescription drug costs in the catastrophic layer of coverage is recorded as premium revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement. The demonstration provision terminated at the end of 2010. See Note 6 for detail regarding amounts recorded to the consolidated balance sheets related to the risk corridor settlement and subsidies from CMS.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data.

Military services

Military services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense, or DoD. We allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed. Our TRICARE South Region contract contains provisions to share the risk associated with financing the cost of health benefits with the federal government. We earn more revenue or incur additional costs based on the variance of actual health care costs versus a negotiated target cost. We defer the recognition of any contingent revenues for favorable variances until the end of the contract period when the amount is determinable and the collectibility is reasonably assured. We estimate and recognize contingent benefit expense for unfavorable variances currently in our results of operations. We continually review the contingent benefit expense estimates of future payments to the government for cost overruns relative to our negotiated target cost and make necessary adjustments to our reserves.

Revenues also may include change orders attributable to our military services contracts. Change orders represent equitable adjustments for services not originally specified in the contracts. Revenues for these adjustments are recognized when a settlement amount becomes determinable and the collectibility is reasonably assured.

Administrative Services Fees

Administrative services fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded groups. Revenues from providing administration services, also known as administrative services only, or ASO, are recognized in the period services are performed and are net of estimated uncollectible amounts. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, many ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. Accordingly, we have recorded premiums and benefit expenses related to these stop loss insurance contracts. We routinely monitor the collectibility of specific accounts, the aging of receivables, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. ASO fees received prior to the service period are recorded as unearned revenues.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Revenue

Other revenues primarily consist of copay revenues associated with our mail order pharmacy as well as patient services revenue associated with the December 21, 2010 acquisition of Concentra Inc. more fully described in Note 3.

Revenues associated with RightSourceRxSM, our mail-order pharmacy, are recognized in connection with the shipment of the prescriptions.

Patient services include workers’ compensation injury care and related services as well as other healthcare services related to employer needs or statutory requirements. Patient services revenues are recognized in the period services are provided to the customer when the sales price is fixed or determinable, and are net of estimated uncollectible accounts and contractual allowances.

Receivables

Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.

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

Life insurance, annuities, health and other supplemental policies sold to individuals are accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year due to contractual and regulatory requirements. As a result, we defer policy acquisition costs and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income. See Note 18.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. Impairment tests completed for 2010, 2009 and 2008 did not result in an impairment loss.

Other intangible assets primarily relate to acquired customer contracts/relationships and are included with other long-term assets in the consolidated balance sheets. Other intangible assets are amortized over the useful life, based upon the pattern of future cash flows attributable to the asset. This sometimes results in an accelerated method of amortization for customer contracts because the asset tends to dissipate at a more rapid rate in earlier periods. Other than customer contracts, other intangible assets generally are amortized using the straight-line method. We review other finite-lived intangible assets for impairment under our long-lived asset policy.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

We recognize stock-based compensation expense, as determined on the date of grant at fair value, straight-line over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock options using the Black-Scholes option- pricing model. In addition, we report certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. Additional detail regarding our stock-based compensation plans is included in Note 13.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value of privately held debt securities, including venture capital investments as well as auction rate securities, are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately-held debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly-traded companies in similar lines of business, and reviewing the underlying financial performance including estimating discounted cash flows. For auction rate securities, such methodologies include consideration of the quality of the sector and issuer, underlying collateral, underlying final maturity dates, and liquidity.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. Under the new guidance, we are required to disclose additional information about movements of assets among the three-tier fair value hierarchy, present separately (that is, on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), and expand disclosures regarding the determination of fair value measurements. We adopted the new disclosure provisions during the year ended December 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which will be effective for us beginning with the filing of our Form 10-Q for the three months ending March 31, 2011.

In October 2010, the FASB issued new guidance that modifies the types of costs that can be capitalized in the acquisition of insurance contracts. We defer policy acquisition costs, primarily commissions, associated with our health, life insurance, annuities, and other supplemental policies sold to individuals and accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year. Premiums under our long-duration insurance products represented approximately 2% of our total premiums and ASO fees for the year ended December 31, 2010. The new guidance specifies that only costs that are related directly to the successful acquisition of insurance contracts qualify for deferral. Commissions representing direct costs of contract acquisitions will continue to qualify for capitalization. The new guidance is effective for us January 1, 2012 with early adoption permitted January 1, 2011. We currently are evaluating the impact of the new guidance on our results of operations and financial position.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITIONS

On December 21, 2010, we acquired Concentra Inc., or Concentra, a health care company based in Addison, Texas, for cash consideration of $804.7 million. Through its affiliated clinicians, Concentra delivers occupational medicine, urgent care, physical therapy, and wellness services to workers and the general public through its operation of medical centers and worksite medical facilities. The Concentra acquisition provides entry into the primary care space on a national scale, offering additional means for achieving health and wellness solutions and providing an expandable platform for growth with a management team experienced in physician asset management and alternate site care. The preliminary fair values of Concentra’s assets acquired and liabilities assumed at the date of the acquisition are summarized as follows:

Concentra
(in thousands)
Cash and cash equivalents	$21,317
Receivables	108,571
Other current assets	20,589
Property and equipment	131,837
Goodwill	531,372
Other intangible assets	188,000
Other long-term assets	12,935

Total assets acquired	1,014,621

Current liabilities	(100,091)
Other long-term liabilities	(109,811)

Total liabilities assumed	(209,902)

Net assets acquired	$804,719

The other intangible assets, which primarily consist of customer relationships and trade name, have a weighted average useful life of 13.7 years. Approximately $57.9 million of the acquired goodwill is deductible for tax purposes. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets. The purchase agreement contains provisions under which there may be future consideration paid or received related to the subsequent determination of working capital that existed at the acquisition date. Any payments or receipts for provisional amounts for working capital will be recorded as an adjustment to goodwill when paid or received.

The results of operations and financial condition of Concentra have been included in our consolidated statements of income and consolidated balance sheets from the acquisition date. In connection with the acquisition, we recognized approximately $14.9 million of acquisition-related costs, primarily banker and other professional fees, in selling, general and administrative expense. The proforma financial information assuming the acquisition had occurred as of January 1, 2009 was not material to our results of operations.

On October 31, 2008, we acquired PHP Companies, Inc. (d/b/a Cariten Healthcare), or Cariten, for cash consideration of approximately $291.0 million, including the payment of $34.9 million during 2010 to settle a purchase price contingency. The Cariten acquisition increased our commercial fully-insured and ASO presence as well as our Medicare HMO presence in eastern Tennessee. During 2009, we continued our review of the fair value estimate of certain other intangible and net tangible assets acquired. This review resulted in a decrease of $27.1 million in the fair value of other intangible assets, primarily related to the fair value assigned to the customer contracts acquired. There was a corresponding adjustment to goodwill and deferred income taxes. The

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total consideration paid exceeded our estimated fair value of the net tangible assets acquired by approximately $145.8 million of which we allocated $52.3 million to other intangible assets and $93.5 million to goodwill. The other intangible assets, which primarily consist of customer contracts, have a weighted-average useful life of 11.6 years. The acquired goodwill is not deductible for tax purposes.

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

The purchase agreements for certain of the acquisitions discussed above occurring prior to January 1, 2009 contain provisions under which there may be future contingent consideration paid or received primarily associated with balance sheet settlements. Any contingent consideration paid or received will be recorded as an adjustment to goodwill when the contingencies are resolved. We do not expect these adjustments to be material.

The results of operations and financial condition of Cariten, Metcare, OSF, and SecureHorizons have been included in our consolidated statements of income and consolidated balance sheets since the acquisition dates.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at December 31, 2010 and 2009, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697,816	$14,412	$(615)	$711,613
Mortgage-backed securities	1,614,569	49,783	(1,173)	1,663,179
Tax-exempt municipal securities	2,439,659	37,294	(43,619)	2,433,334
Mortgage-backed securities:
Residential	58,017	545	(2,675)	55,887
Commercial	306,291	14,911	(171)	321,031
Asset-backed securities	148,068	1,727	(44)	149,751
Corporate debt securities	2,906,228	139,793	(13,710)	3,032,311
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	$8,175,981	$258,465	$(62,007)	$8,372,439

December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,005,203	$6,683	$(2,534)	$1,009,352
Mortgage-backed securities	1,675,667	24,324	(11,328)	1,688,663
Tax-exempt municipal securities	2,195,077	52,381	(23,417)	2,224,041
Mortgage-backed securities:
Residential	106,191	220	(10,999)	95,412
Commercial	285,014	3,252	(8,640)	279,626
Asset-backed securities	106,471	824	(107)	107,188
Corporate debt securities	2,043,721	57,173	(21,326)	2,079,568
Redeemable preferred stock	8,400	4,900	0	13,300

Total debt securities	$7,425,744	$149,757	$(78,351)	$7,497,150

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $54.0 million at December 31, 2010 and $126.1 million at December 31, 2009 were on loan. At December 31, 2010, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds and short-term asset-backed securities.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2010 and 2009, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$141,766	$(615)	$0	$0	$141,766	$(615)
Mortgage-backed securities	110,358	(1,054)	5,557	(119)	115,915	(1,173)
Tax-exempt municipal securities	1,168,221	(33,218)	97,809	(10,401)	1,266,030	(43,619)
Mortgage-backed securities:
Residential	0	0	32,671	(2,675)	32,671	(2,675)
Commercial	0	0	2,752	(171)	2,752	(171)
Asset-backed securities	17,069	(42)	283	(2)	17,352	(44)
Corporate debt securities	383,677	(9,572)	31,464	(4,138)	415,141	(13,710)

Total debt securities	$1,821,091	$(44,501)	$170,536	$(17,506)	$1,991,627	$(62,007)

December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$301,843	$(2,425)	$2,970	$(109)	$304,813	$(2,534)
Mortgage-backed securities	823,365	(11,005)	6,834	(323)	830,199	(11,328)
Tax-exempt municipal securities	598,520	(14,286)	198,327	(9,131)	796,847	(23,417)
Mortgage-backed securities:
Residential	1,771	(5)	73,178	(10,994)	74,949	(10,999)
Commercial	31,941	(359)	142,944	(8,281)	174,885	(8,640)
Asset-backed securities	1,930	(19)	2,179	(88)	4,109	(107)
Corporate debt securities	636,833	(9,354)	99,830	(11,972)	736,663	(21,326)

Total debt securities	$2,396,203	$(37,453)	$526,262	$(40,898)	$2,922,465	$(78,351)

Approximately 96% of our debt securities were investment-grade quality, with an average credit rating of AA by S&P at December 31, 2010. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At December 31, 2010, 14% of our tax-exempt

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

municipal securities were pre-refunded, generally with U.S. government and agency securities, and 25% of our tax-exempt securities were insured by bond insurers and had an equivalent S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities at December 31, 2010 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. All commercial mortgage-backed securities were rated AA+ at December 31, 2010.

All issuers of securities we own that were trading at an unrealized loss at December 31, 2010 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At December 31, 2010, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2010.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(in thousands)
Gross realized gains	$34,815	$123,361	$56,879
Gross realized losses	(29,169)	(103,878)	(136,296)

Net realized capital gains (losses)	$5,646	$19,483	$(79,417)

There were no material other-than-temporary impairments in 2010 or 2009. Gross realized losses in 2008 included other-than-temporary impairments of $103.1 million, primarily due to investments in Lehman Brothers Holdings Inc. and certain of its subsidiaries, which filed for bankruptcy protection in 2008, as well as declines in the values of securities primarily associated with the financial services industry.

The contractual maturities of debt securities available for sale at December 31, 2010, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$299,861	$301,630
Due after one year through five years	1,936,215	1,991,966
Due after five years through ten years	2,072,510	2,134,576
Due after ten years	1,740,450	1,754,419
Mortgage and asset-backed securities	2,126,945	2,189,848

Total debt securities	$8,175,981	$8,372,439

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at December 31, 2010 and 2009, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2010
Cash equivalents	$1,606,592	$1,606,592	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	711,613	0	711,613	0
Mortgage-backed securities	1,663,179	0	1,663,179	0
Tax-exempt municipal securities	2,433,334	0	2,381,528	51,806
Mortgage-backed securities:
Residential	55,887	0	55,887	0
Commercial	321,031	0	321,031	0
Asset-backed securities	149,751	0	148,545	1,206
Corporate debt securities	3,032,311	0	3,025,097	7,214
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	8,372,439	0	8,306,880	65,559
Securities lending invested collateral	49,636	24,639	24,997	0

Total invested assets	$10,028,667	$1,631,231	$8,331,877	$65,559

December 31, 2009
Cash equivalents	$1,507,490	$1,507,490	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,009,352	0	1,009,352	0
Mortgage-backed securities	1,688,663	0	1,688,663	0
Tax-exempt municipal securities	2,224,041	0	2,155,227	68,814
Mortgage-backed securities:
Residential	95,412	0	95,412	0
Commercial	279,626	0	279,626	0
Asset-backed securities	107,188	0	105,060	2,128
Corporate debt securities	2,079,568	0	2,071,087	8,481
Redeemable preferred stock	13,300	0	0	13,300

Total debt securities	7,497,150	0	7,404,427	92,723
Securities lending invested collateral	119,586	53,569	66,017	0

Total invested assets	$9,124,226	$1,561,059	$7,470,444	$92,723

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no material transfers between level 1 and level 2 during 2010 or 2009. During the years ended December 31, 2010 and 2009, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the year ended December 31,
	2010			2009
	Auction Rate Securities	Privates and Venture Capital	Total	Auction Rate Securities	Privates and Venture Capital	Total
	(in thousands)
Beginning balance at January 1	$68,814	$23,909	$92,723	$73,654	$18,272	$91,926
Total gains or losses:
Realized in earnings	16	6,244	6,260	16	74	90
Unrealized in other comprehensive income	1,901	(4,426)	(2,525)	269	4,382	4,651
Purchases, sales, issuances, and settlements, net	(18,925)	(11,974)	(30,899)	(5,125)	(2,102)	(7,227)
Transfers into Level 3	0	0	0	0	3,283	3,283

Balance at December 31	$51,806	$13,753	$65,559	$68,814	$23,909	$92,723

Our level 3 assets primarily included auction rate securities for the periods presented. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $51.8 million at December 31, 2010, or less than 1% of our total invested assets, primarily consisted of tax-exempt bonds rated AA and above and were collateralized by federally-guaranteed student loans. From time to time, liquidity issues in the credit markets have led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher, interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when (1) a successful auction occurs, (2) the securities are called or refinanced by the issuer, (3) a buyer is found outside the auction process, or (4) the security matures. We continue to receive income on all auction rate securities as well as periodic full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices, and as such, unobservable inputs were used.

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,668.8 million at December 31, 2010 and $1,678.2 million at December 31, 2009. The fair value of our long-term debt was $1,746.5 million at December 31, 2010 and $1,596.4 million at December 31, 2009. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. MEDICARE PART D

As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2010 and 2009:

	2010		2009
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$1,563	$16,211	$2,165	$11,660
Trade accounts payable and accrued expenses	(389,203)	(170,231)	(146,750)	(402,854)

Net current liability	$(387,640)	$(154,020)	$(144,585)	$(391,194)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Land	$18,405	$16,206
Buildings and leasehold improvements	476,057	368,341
Equipment	539,518	536,328
Computer software	1,025,468	1,013,461

	2,059,448	1,934,336
Accumulated depreciation	(1,244,111)	(1,255,194)

Property and equipment, net	$815,337	$679,142

Depreciation expense was $225.1 million in 2010, $213.0 million in 2009, and $183.3 million in 2008, including amortization expense for capitalized internally developed and purchased software of $135.5 million in 2010, $126.9 million in 2009, and $92.9 million in 2008. The table above includes $131.0 million of net property and equipment acquired in connection with the December 21, 2010 acquisition of Concentra more fully described in Note 3.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2010 and 2009 were as follows:

	Commercial	Government	Total
	(in thousands)
Balance at December 31, 2008	$1,268,899	$694,212	$1,963,111
Subsequent payments/adjustments related to 2008 acquisitions	12,726	17,087	29,813

Balance at December 31, 2009	1,281,625	711,299	1,992,924
Acquisitions	538,293	0	538,293
Subsequent payments/adjustments related to 2008 acquisitions	8,731	27,861	36,592

Balance at December 31, 2010	$1,828,649	$739,160	$2,567,809

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2010 and 2009:

	Weighted Average Life	2010			2009
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts/relationships	10.7 yrs	$413,855	$145,997	$267,858	$314,885	$117,748	$197,137
Trade names	19.6 yrs	87,400	2,268	85,132	5,200	567	4,633
Provider contracts	16.0 yrs	42,753	11,659	31,094	42,753	8,281	34,472
Noncompetes and other	9.5 yrs	19,475	4,085	15,390	11,786	4,560	7,226

Total other intangible assets	12.5 yrs	$563,483	$164,009	$399,474	$374,624	$131,156	$243,468

Amortization expense for other intangible assets was approximately $37.8 million in 2010, $37.3 million in 2009 and $37.1 million in 2008. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in thousands)
For the years ending December 31,:
2011	$50,421
2012	48,792
2013	45,537
2014	41,039
2015	35,707

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. BENEFITS PAYABLE

Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Balances at January 1	$2,943,379	$2,898,782	$2,355,461
Acquisitions	0	0	96,021
Incurred related to:
Current year	24,156,522	21,934,973	21,092,135
Prior years	(434,015)	(252,756)	(268,027)

Total incurred	23,722,507	21,682,217	20,824,108

Paid related to:
Current year	(21,642,150)	(19,572,740)	(18,579,247)
Prior years	(1,809,610)	(2,064,880)	(1,797,561)

Total paid	(23,451,760)	(21,637,620)	(20,376,808)

Balances at December 31	$3,214,126	$2,943,379	$2,898,782

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. The amount of redundancy over the last three years primarily has been impacted by the growth in our Medicare business, coupled with the application of consistent reserving practices. During 2010, we experienced prior year favorable reserve releases not in the ordinary course of business of approximately $231.2 million. This favorable reserve development primarily resulted from improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization as well as a shortening of the cycle time associated with provider claim submissions. The improvements in the claims processing environment benefited all lines of business, but were most prominent in our Medicare PFFS line of business. These improvements resulted in recoveries from the identification of claims billed at higher cost codes than those documented in the medical records via audits, as well as an improved ability to collect overpayments due to the development of system enhancements to our Commercial claims processing platform.

Military services benefits payable of $255.2 million and $279.2 million at December 31, 2010 and 2009, respectively, primarily consisted of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government, as more fully described in Note 2. This amount is generally offset by a corresponding receivable due from the federal government.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit expenses associated with military services and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Military services	$3,059,492	$3,019,655	$2,819,787
Future policy benefits	305,875	73,130	64,338

Total	$3,365,367	$3,092,785	$2,884,125

The increase in benefit expenses associated with future policy benefits payable during 2010 relates to reserve strengthening for our closed block of long-term care policies acquired in connection with the 2007 KMG America Corporation, or KMG, acquisition more fully described in Note 18.

10. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Current provision:
Federal	$785,888	$532,722	$336,870
States and Puerto Rico	63,262	56,155	30,829

Total current provision	849,150	588,877	367,699
Deferred benefit	(198,978)	(26,792)	(22,005)

Provision for income taxes	$650,172	$562,085	$345,694

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2010, 2009 and 2008 due to the following:

	2010	2009	2008
	(in thousands)
Income tax provision at federal statutory rate	$612,347	$560,616	$347,497
States, net of federal benefit and Puerto Rico	30,865	28,968	12,412
Tax exempt investment income	(23,776)	(21,327)	(21,253)
Nondeductible executive compensation	12,655	55	30
Contingent tax benefits	0	(16,781)	0
Other, net	18,081	10,554	7,008

Provision for income taxes	$650,172	$562,085	$345,694

The provision for income taxes for 2010 reflects a $12.7 million estimated impact from new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Insurance Reform Legislation.

The liability for unrecognized tax benefits was $16.8 million at December 31, 2008 and $16.0 million at December 31, 2007. This liability, which was released in 2009 as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006, reduced tax expense $16.8 million in 2009. As of December 31, 2010, we do not have material uncertain tax positions reflected in our consolidated balance sheet.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2010 and 2009 were as follows:

	Assets (Liabilities)
	2010	2009
	(in thousands)
Future policy benefits payable	$153,293	$103,941
Net operating loss carryforward	136,894	97,398
Compensation and other accrued expenses	127,442	121,516
Benefits payable	88,617	36,996
Deferred acquisition costs	34,044	0
Capital loss carryforward	13,032	13,169
Unearned premiums	9,813	25,528
Other	19,004	24,715

Total deferred income tax assets	582,139	423,263

Valuation allowance	(28,063)	(30,093)

Total deferred income tax assets, net of valuation allowance	554,076	393,170

Depreciable property and intangible assets	(275,569)	(213,291)
Investment securities	(65,921)	(25,077)
Prepaid expenses	(47,185)	(47,290)
Deferred acquisition costs	0	(38,899)

Total deferred income tax liabilities	(388,675)	(324,557)

Total net deferred income tax assets	$165,401	$68,613

Amounts recognized in the consolidated balance sheets:
Other current assets	$76,598	$32,206
Other long-term assets	88,803	36,407

Total net deferred income tax assets	$165,401	$68,613

At December 31, 2010, we had approximately $373.7 million of net operating losses to carry forward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2011 through 2030. A significant portion of these losses are in a subsidiary that will not be included in the Humana Inc. consolidated tax return until 2013, and, therefore, may not be used until that point. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $76.6 million of net operating loss carryforwards related to prior acquisitions. For the remainder of the net operating loss carryforwards, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

We file income tax returns in the United States and certain foreign jurisdictions. With few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations by tax authorities for years before 2008.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our U.S. income tax returns for 2007 and 2008 are currently under examination by the Internal Revenue Service (IRS). Beginning with the 2009 tax year, as well as 2010, we are participating in the Compliance Assurance Process (CAP) with the IRS. Under CAP, the IRS does advance reviews during the tax year and as the return is being prepared for filing, thereby reducing the need for post-filing examinations. We expect the IRS will conclude its audits of the 2007, 2008, 2009 and 2010 tax years during 2011. As of December 31, 2010, we are not aware of any material adjustments the IRS may propose.

11. DEBT

The carrying value of long-term debt outstanding was as follows at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$535,342	$540,907
$500 million, 7.20% due June 15, 2018	508,005	508,799
$300 million, 6.30% due August 1, 2018	321,622	323,862
$250 million, 8.15% due June 15, 2038	266,892	267,070

Total senior notes	1,631,861	1,640,638
Other long-term borrowings	36,988	37,528

Total long-term debt	$1,668,849	$1,678,166

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

We had been parties to interest-rate swap agreements to exchange the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes had been adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103.4 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes, resulting in a weighted-average effective interest rate fixed at 6.08%. The unamortized carrying value adjustment was $83.8 million as of December 31, 2010 and $92.9 million as of December 31, 2009.

Credit Agreement

In December 2010, we replaced our 5-year $1.0 billion unsecured revolving credit agreement which was set to expire in July 2011 with a 3-year $1.0 billion unsecured revolving agreement expiring December 2013. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR or the base rate plus a spread. The spread, currently 200 basis points, varies depending on our credit ratings ranging from 150 to 262.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 37.5 basis points, may fluctuate between 25 and 62.5 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the new credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $5,257.9 million at December 31, 2010 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $6,924.1 million and a leverage ratio of 0.8:1, as measured in accordance with the credit agreement as of December 31, 2010. In addition, the new credit agreement includes an uncommitted $250 million incremental loan facility.

At December 31, 2010, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $10.4 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of December 31, 2010, we had $989.6 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $37.0 million at December 31, 2010 represent junior subordinated debt of $36.1 million and financing for the renovation of a building of $0.9 million. The junior subordinated debt, which is due in 2037, may be called by us without penalty in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

12. DERIVATIVE FINANCIAL INSTRUMENTS

We entered into interest-rate swap agreements with major financial institutions upon issuance of our senior notes. These swap agreements, which were considered derivative instruments, exchanged the fixed interest rate under all our senior notes for a variable interest rate based on LIBOR. The notional amount of the swap agreements was equal to the par amount of our senior notes. These swap agreements were qualified and designated as a fair value hedge. The gain or loss on the swap agreements as well as the offsetting loss or gain on the senior notes was recognized in current earnings. We included the gain or loss on the swap agreements in interest expense, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for 2008.

During 2008, we terminated all of our interest-rate swap agreements for cash consideration of $93.0 million. We recognized a $10.4 million impairment charge as a realized investment loss associated with the termination of a swap with a subsidiary of Lehman, which subsequently filed for bankruptcy protection.

13. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement and savings plans covering eligible employees. Our contribution to these plans is based on various percentages of compensation, and in some instances, on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $108.6 million in 2010, $109.5 million in 2009, and $79.6 million in 2008, all of which was funded currently to the extent it was deductible for federal income tax purposes. The Company’s cash match is invested pursuant to the participant’s

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribution direction. Based on the closing price of our common stock of $54.74 on December 31, 2010, approximately 14% of the retirement and savings plan’s assets were invested in our common stock, or approximately 4.1 million shares, representing 2% of the shares outstanding as of December 31, 2010. At December 31, 2010, approximately 7.2 million shares of our common stock were reserved for issuance under our defined contribution retirement and savings plans.

Stock-Based Compensation

We have plans under which options to purchase our common stock and restricted stock awards have been granted to executive officers, directors and key employees. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. The stock awards of retirement-eligible participants granted on or after January 1, 2010 will continue to vest upon retirement from the Company. Our equity award program includes a retirement provision that treats all employees with a combination of age and years of service with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock. The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(in thousands)
Stock-based compensation expense by type:
Stock options	$21,757	$19,555	$18,202
Restricted stock awards	41,190	46,315	37,167

Total stock-based compensation expense	62,947	65,870	55,369
Tax benefit recognized	(23,057)	(24,128)	(20,282)

Stock-based compensation expense, net of tax	$39,890	$41,742	$35,087

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock award vesting totaled $14.9 million in 2010, $16.3 million in 2009, and $16.9 million in 2008. There was no capitalized stock-based compensation expense.

The stock plans provide that one restricted share is equivalent to 1.7 stock options. At December 31, 2010, there were 12,375,233 shares reserved for stock award plans, including 3,225,299 shares of common stock available for future grants assuming all stock options or 1,897,235 shares available for future grants assuming all restricted shares.

Stock Options

Stock options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define fair market value as the average of the highest and lowest composite stock prices reported by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 to 10 years after grant. Upon grant, stock options are assigned a fair value based on the Black-Scholes valuation model. Compensation expense is recognized on a straight-line basis over the total requisite service period, generally the total vesting period, for the entire award. For stock options granted on or after

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2010 to retirement eligible employees, the compensation expense is recognized on a straight-line basis over the shorter of the requisite service period or the period from the date of grant to an employee’s eligible retirement date.

The weighted-average fair value of each option granted during 2010, 2009, and 2008 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2010	2009	2008
Weighted-average fair value at grant date	$19.58	$14.24	$17.95
Expected option life (years)	5.2	4.6	5.1
Expected volatility	43.8%	39.2%	28.2%
Risk-free interest rate at grant date	2.7%	1.9%	2.9%
Dividend yield	None	None	None

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

Activity for our option plans was as follows for the year ended December 31, 2010:

	Shares Under Option	Weighted-Average Exercise Price
Options outstanding at December 31, 2009	6,058,321	$46.10
Granted	639,989	46.12
Exercised	(565,500)	30.91
Expired	(250,545)	62.10
Forfeited	(87,293)	48.24

Options outstanding at December 31, 2010	5,794,972	$46.86

Options exercisable at December 31, 2010	3,625,225	$47.46

As of December 31, 2010, outstanding stock options had an aggregate intrinsic value of $62.4 million, and a weighted-average remaining contractual term of 3.8 years. As of December 31, 2010, exercisable stock options had an aggregate intrinsic value of $39.8 million, and a weighted-average remaining contractual term of 2.9 years. The total intrinsic value of stock options exercised during 2010 was $11.3 million, compared with $23.7 million during 2009 and $18.3 million during 2008. Cash received from stock option exercises totaled $17.5 million in 2010, $18.3 million in 2009, and $12.1 million in 2008.

Total compensation expense not yet recognized related to nonvested options was $16.6 million at December 31, 2010. We expect to recognize this compensation expense over a weighted-average period of approximately 2.0 years.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

Restricted stock awards, including both restricted stock and restricted stock units, are granted with a fair value equal to the market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally three years from the date of grant. For restricted stock awards granted on or after January 1, 2010 to retirement eligible employees, the compensation expense is recognized on a straight-line basis over the shorter of the vesting period or the period from the date of grant to an employee’s eligible retirement date.

The weighted-average grant date fair value of our restricted stock awards was $49.29 in 2010, $41.16 in 2009, and $68.10 in 2008. Activity for our restricted stock awards was as follows for the year ended December 31, 2010:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock awards at December 31, 2009	2,345,555	$55.11
Granted	901,660	49.29
Vested	(634,202)	62.18
Forfeited	(150,154)	51.35
Expired	(3,899)	59.66

Nonvested restricted stock awards at December 31, 2010	2,458,960	$51.38

The fair value of shares vested during the years ended was $30.0 million in 2010, $22.3 million in 2009, and $28.7 million in 2008. Total compensation expense not yet recognized related to nonvested restricted stock awards was $38.4 million at December 31, 2010. We expect to recognize this compensation expense over a weighted-average period of approximately 2.0 years. There are no other contractual terms covering restricted stock awards once vested.

14. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands, except per share results)
Net income available for common stockholders	$1,099,390	$1,039,675	$647,154

Weighted-average outstanding shares of common stock used to compute basic earnings per common share	167,782	167,364	167,172
Dilutive effect of:
Employee stock options	676	677	1,173
Restricted stock awards	1,340	1,030	842

Shares used to compute diluted earnings per common share	169,798	169,071	169,187

Basic earnings per common share	$6.55	$6.21	$3.87

Diluted earnings per common share	$6.47	$6.15	$3.83

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock awards and stock options to purchase 3,819,511 shares in 2010, 5,675,241 shares in 2009, and 3,243,933 shares in 2008 were anti-dilutive and, therefore, were not included in the computations of diluted earnings per common share.

15. STOCKHOLDERS’ EQUITY

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During 2010, we repurchased 1.99 million common shares in open market transactions for $100.0 million at an average price of $50.17. As of February 4, 2011, the remaining authorized amount totaled $150.0 million and the authorization expires on December 31, 2011.

No shares were repurchased in open market transactions during 2009. During 2008, we repurchased 2.10 million common shares in open market transactions for $92.8 million at an average price of $44.19 under a stock repurchase plan previously authorized by the Board of Directors.

In connection with employee stock plans, we acquired 0.2 million common shares for $8.5 million in 2010, 0.6 million common shares for $22.8 million in 2009, and 0.2 million common shares for $13.3 million in 2008.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.3 billion and $3.8 billion as of December 31, 2010 and 2009, respectively, which exceeded aggregate minimum regulatory requirements. The amount of dividends that may be paid to our parent company in 2011 without prior approval by state regulatory authorities is approximately $740 million in the aggregate. This compares to dividends that were able to be paid in 2010 without prior regulatory approval of approximately $720 million.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an administrative expense, for all operating leases were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Rent expense	$155,206	$160,927	$142,885
Sublease rental income	(9,639)	(9,049)	(9,283)

Net rent expense	$145,567	$151,878	$133,602

Future annual minimum payments due subsequent to December 31, 2010 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in thousands)
For the years ending December 31:
2011	$190,525	$(963)	$189,562
2012	162,434	(433)	162,001
2013	133,434	(143)	133,291
2014	108,159	(110)	108,049
2015	82,005	(20)	81,985
Thereafter	133,677	0	133,677

Total	$810,234	$(1,669)	$808,565

The table above includes noncancelable operating leases acquired in connection with the acquisition of Concentra on December 21, 2010 as described further in Note 3, including leases for medical and operating facilities, certain corporate office space as well as office and medical equipment.

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $81.4 million in 2011, $44.6 million in 2012, $18.4 million in 2013, $3.7 million in 2014, and no material commitments thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we are not involved in any SPE transactions.

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

Government Contracts

Our Medicare business, which accounted for approximately 65% of our total premiums and administrative services only, or ASO, fees for the year ended December 31, 2010, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a one-year term each December 31 unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2011.

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

CMS is continuing to perform audits of various companies’ selected Medicare Advantage contracts related to this risk adjustment diagnosis data. These audits are referred to herein as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. To date, six Humana contracts have been selected by CMS for RADV audits for the 2007 contract year, consisting of one “pilot” audit and five “targeted” audits for Humana plans.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 21, 2010, CMS posted a description of the agency’s proposed RADV sampling and payment adjustment calculation methodology to its website, and invited public comment, noting that CMS may revise its sampling and payment error calculation methodology based upon the comments received. We believe the audit and payment adjustment methodology proposed by CMS is fundamentally flawed and actuarially unsound. In essence, in making the comparison referred to above, CMS relies on two interdependent sets of data to set payment rates for Medicare Advantage (MA) plans: (1) fee for service (FFS) data from the government’s original Medicare program; and (2) MA data. The proposed methodology would review medical records for only one set of data (MA data), while not performing the same exercise on the other set (FFS data). However, because these two sets of data are inextricably linked, we believe CMS must audit and validate both of them before extrapolating any potential RADV audit results, in order to ensure that any resulting payment adjustment is accurate. We believe that the Social Security Act, under which the payment model was established, requires the consistent use of these data sets in determining risk-adjusted payments to MA plans. Furthermore, our payment received from CMS, as well as benefits offered and premiums charged to members, is based on bids that did not, by CMS design, include any assumption of retroactive audit payment adjustments. We believe that applying a retroactive audit adjustment after CMS acceptance of bids would improperly alter this process of establishing member benefits and premiums.

CMS has received public comments, including our comments and comments from other industry participants and the American Academy of Actuaries, which expressed concerns about the failure to appropriately compare the two sets of data. On February 3, 2011, CMS issued a statement that it was closely evaluating the comments it has received on this matter and anticipates making changes to the proposed methodology based on input it has received, although we are unable to predict the extent of changes that they may make.

We believe that the proposed methodology is actuarially unsound and in violation of the Social Security Act. We intend to defend that position vigorously. However, if CMS moves forward with implementation of the proposed methodology without changes to adequately address the data inconsistency issues described above, it would have a material adverse effect on our revenues derived from the Medicare Advantage program and, therefore, our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2010, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us three contracts for the East, Southeast, and Southwest regions for a one year term with two options to extend the contracts for an additional term of up to one year, exercisable at the sole discretion of the PRHIA.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 11% of our total premiums and ASO fees for the year ended December 31, 2010, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2011. On October 5, 2010, we were notified that the Department of Defense TRICARE Management Activity, or TMA, intended to negotiate with us for an extension of our administration of the TRICARE South Region contract, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract, in the form of an undefinitized contract action, became effective. The Amendment adds one additional

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). The Amendment does not include the costs of the underwritten target health care cost and underwritten health care target fee, which will be negotiated separately. On January 21, 2011, the TMA notified us of their intent to exercise Option Period IX.

As required under the current contract, the target underwritten health care cost and underwriting fee amounts for Option Period IX will be negotiated separately. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, any failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the Department of Defense that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On December 22, 2009, we were advised that TMA notified the GAO of its intent to implement corrective action consistent with the discussion contained within the GAO’s decision with respect to our protest. On October 22, 2010, TMA issued its latest amendment to the request for proposal requesting from offerors final proposal revisions to address, among other things, health care cost savings resulting from provider network discounts in the South Region. We submitted our final proposal revisions on November 9, 2010. At this time, we are not able to determine whether or not the protest decision by the GAO will have any effect upon the ultimate disposition of the contract award.

Legal Proceedings and Certain Regulatory Matters

Provider Litigation

Humana Military Healthcare Services, Inc. (“Humana Military”) was named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against Humana Military. The Sacred Heart Complaint alleged, among other things, that, Humana Military breached its network agreements with a class of hospitals in six states, including the seven named plaintiffs, that contracted for reimbursement of outpatient services provided to beneficiaries of the DoD’s TRICARE health benefits program (“TRICARE”). The Complaint alleged that Humana Military breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). Humana Military denied that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint sought, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by Humana Military, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requested damages and other relief for its individual claim against Humana Military for fraud in the inducement to contract. On

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 25, 2008, the district court certified a class consisting of all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with Humana Military to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with Humana Military to submit any such disputes with Humana Military to arbitration. On March 3, 2010, the Court of Appeals reversed the district court’s class certification order and remanded the case to the district court for further proceeding. On June 28, 2010, the plaintiffs sought leave of the district court to amend their complaint to join additional hospital plaintiffs. Humana Military filed its response to the motion on July 28, 2010. The district court granted the plaintiffs’ motion to join 33 additional hospitals on September 24, 2010. On October 27, 2010, the plaintiffs filed their Fourth Amended Complaint claiming the U.S. District Court for the Northern District of Florida has subject matter jurisdiction over the case because the allegations in the complaint raise a substantial question under federal law. The amended complaint asserts no other material changes to the allegations or relief sought by the plaintiffs. Humana Military’s Answer to the Fourth Amended Complaint was filed on November 30, 2010.

On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. Humana Military Healthcare Services, Inc., the named plaintiffs filed an arbitration demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs originally sought certification of a class consisting of all institutional healthcare service providers that had contracts with Humana Military to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. Humana Military submitted its response to the demand for arbitration on May 1, 2009. The plaintiffs have subsequently withdrawn their motion for class certification. On June 18, 2010, plaintiffs submitted their amended arbitration complaint. Humana Military’s answer to the complaint was submitted on July 9, 2010. On June 24, 2010, the arbitrators issued a case management order and scheduled a hearing to begin on May 23, 2011. On November 12, 2010, the arbitrators issued a revised case management and scheduling order and scheduled a hearing to begin on September 26, 2011.

Humana intends to defend each of these actions vigorously.

Internal Investigations

With the assistance of outside counsel, we are conducting an ongoing internal investigation related to certain aspects of our Florida subsidiary operations, and have voluntarily self-reported the existence of this investigation to CMS, the U.S. Department of Justice and the Florida Agency for Health Care Administration. Matters under review include, without limitation, the relationships between certain of our Florida-based employees and providers in our Medicaid and/or Medicare networks, practices related to the financial support of non-profit or provider access centers for Medicaid enrollment and related enrollment processes, and financial support of physician practices. We have reported to the regulatory authorities noted above on the progress of our investigation to date, and intend to continue to discuss with these authorities our factual findings as well as any remedial actions we may take.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. Certain of these matters could also affect our reputation.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment results were as follows for the years ended December 31, 2010, 2009, and 2008:

	Government Segment
	2010	2009	2008
	(in thousands)
Revenues:
Premiums:
Medicare Advantage	$19,286,121	$16,413,301	$13,777,999
Medicare stand-alone PDP	2,320,060	2,327,418	3,380,400

Total Medicare	21,606,181	18,740,719	17,158,399
Military services	3,462,544	3,426,739	3,218,270
Medicaid	723,563	646,195	591,535

Total premiums	25,792,288	22,813,653	20,968,204
Administrative services fees	115,192	108,442	85,868
Investment income	213,314	179,141	115,162
Other revenue	5,946	3,709	1,782

Total revenues	26,126,740	23,104,945	21,171,016

Operating expenses:
Benefits	21,645,836	19,038,423	18,007,907
Selling, general and administrative	2,602,740	2,360,176	2,223,153
Depreciation and amortization	150,887	139,728	124,094

Total operating expenses	24,399,463	21,538,327	20,355,154

Income from operations	1,727,277	1,566,618	815,862
Interest expense	79,294	69,012	30,622

Income before income taxes	$1,647,983	$1,497,606	$785,240

Premium and administrative services revenues derived from our contracts with the federal government, as a percentage of our total premium and ASO revenues, were approximately 76% for 2010, 73% for 2009 and 72% for 2008.

Government segment benefits expense for 2010 includes $182.4 million related to prior year favorable reserve releases not in the ordinary course of business as discussed more fully in Note 9.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Segment
	2010	2009	2008
	(in thousands)
Revenues:
Premiums:
Fully-insured:
PPO	$2,887,860	$3,188,598	$3,582,692
HMO	3,026,182	2,996,560	2,586,711

Total fully-insured	5,914,042	6,185,158	6,169,403
Specialty	1,005,993	927,940	927,237

Total premiums	6,920,035	7,113,098	7,096,640
Administrative services fees	393,052	387,693	366,011
Investment income	116,018	117,176	105,053
Other revenue	312,363	237,502	207,652

Total revenues	7,741,468	7,855,469	7,775,356

Operating expenses:
Benefits	5,442,038	5,736,579	5,700,326
Selling, general and administrative	2,060,062	1,867,359	1,721,499
Depreciation and amortization	112,023	110,546	96,256

Total operating expenses	7,614,123	7,714,484	7,518,081

Income from operations	127,345	140,985	257,275
Interest expense	25,766	36,831	49,667

Income before income taxes	$101,579	$104,154	$207,608

Commercial segment benefit expense for 2010 includes $48.8 million related to prior year favorable reserve releases not in the ordinary course of business as discussed more fully in Note 9, as well as $138.9 million for reserve strengthening associated with our closed block of long-term care policies as discussed more fully in Note 18. In addition, Commercial segment selling, general and administrative expense includes $147.5 million for the write-down of deferred acquisition costs associated with our individual major medical policies as discussed more fully in Note 18.

18. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS

Premiums associated with our long-duration insurance products accounted for approximately 2% of our total premiums and ASO fees for the year ended December 31, 2010. We use long-duration accounting for products such as long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs and amortize them over the estimated life of the policies in proportion to premiums earned.

In addition, we establish reserves for future policy benefits in recognition of the fact that some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases and/or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required.

The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2010 and 2009.

	2010		2009
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in thousands)
Other long-term assets	$73,503	$0	$201,431	$0
Trade accounts payable and accrued expenses	0	(52,936)	0	(40,249)
Long-term liabilities	0	(1,492,855)	0	(1,193,047)

Total asset (liability)	$73,503	$(1,545,791)	$201,431	$(1,233,296)

In addition, future policy benefits payable include amounts of $218.9 million at December 31, 2010 and $225.0 million at December 31, 2009 which are subject to 100% coinsurance agreements as more fully described in Note 19.

Benefit expense associated with future policy benefits payable was $305.9 million in 2010, $73.1 million in 2009, and $64.3 million in 2008. Benefit expense for 2010 included a net charge of $138.9 million associated with our long-term care policies discussed further below. Amortization of deferred acquisition costs included in selling, general and administrative expense was $198.1 million in 2010, $52.4 million in 2009, and $43.0 million in 2008. Amortization expense for 2010 included a write-down of deferred acquisition costs of $147.5 million discussed further below.

Future policy benefits payable include $824.6 million at December 31, 2010 and $571.9 million at December 31, 2009 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG acquisition. During the fourth quarter of 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with lower interest rates and higher actual expenses as compared to acquisition date assumptions, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our long-term care policies were not adequate to provide for future policy benefits under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during the fourth quarter of 2010 we recorded $138.9 million of additional benefit expense, with a corresponding increase in future policy benefits payable of $170.3 million partially offset by a related reinsurance recoverable of $31.4 million included in other long-term assets.

Deferred acquisition costs included $36.2 million and $165.7 million associated with our individual major medical policies at December 31, 2010 and December 31, 2009, respectively. Future policy benefits payable

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with our individual major medical policies were $179.8 million at December 31, 2010 and $128.3 million at December 31, 2009. In light of the Health Insurance Reform Legislation, including mandating that 80% of premium revenues be expended on medical costs for individual major medical policies beginning in 2011, we completed a deferred acquisition cost recoverability analysis for our individual major medical policies during 2010. Our recoverability test indicated that a substantial portion of unamortized deferred acquisition costs associated with the individual major medical block of business were not recoverable from future income. As a result, during 2010 we recorded a write-down of deferred acquisition costs of $147.5 million with a corresponding charge to selling, general and administrative expense.

19. REINSURANCE

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

Reinsurance recoverables represent the portion of future policy benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other long-term assets, were $420.7 million at December 31, 2010 and $378.3 million at December 31, 2009. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was 52% at December 31, 2010 and 59% at December 31, 2009. Premiums ceded were $33.7 million in 2010, $33.0 million in 2009 and $34.2 million in 2008.

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2010 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2010
	(in thousands)
Protective Life Insurance Company	$200,833	A+ (superior)
All others	219,863	A++ to B++ (superior to good)

	$420,696

The all other category represents approximately 20 reinsurers with individual balances less than $60 million. Two of these reinsurers have placed $26.2 million of cash and securities in trusts, an amount at least equal to the recoverable from the reinsurer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

    of Humana Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries (“Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Concentra from its assessment of internal control over financial reporting as of December 31, 2010 because this entity was acquired by the Company in a purchase business combination during 2010. We have also excluded Concentra from our audit of internal control over financial reporting.

Concentra is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

February 17, 2011

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2010 and 2009 follows:

	2010
	First	Second(1)	Third	Fourth(2)
	(in thousands, except per share results)
Total revenues	$8,440,594	$8,652,721	$8,424,648	$8,350,245
Income before income taxes	416,926	535,854	622,290	174,492
Net income	258,768	340,076	393,221	107,325
Basic earnings per common share	1.54	2.02	2.35	0.64
Diluted earnings per common share	1.52	2.00	2.32	0.63

	2009
	First	Second	Third	Fourth
	(in thousands, except per share results)
Total revenues	$7,711,661	$7,898,889	$7,716,819	$7,633,045
Income before income taxes	293,762	439,950	469,348	398,700
Net income	205,717	281,780	301,519	250,659
Basic earnings per common share	1.23	1.68	1.80	1.49
Diluted earnings per common share	1.22	1.67	1.78	1.48

(1)	Includes an expense of $147.5 million ($93.4 million after tax, or $0.55 per diluted common share) for the write-down of deferred acquisition costs associated with our individual major medical policies as more fully described in Note 18 to the consolidated financial statements.

(2)	Includes an expense of $138.9 million ($88.0 million after tax, or $0.52 per diluted common share) associated with reserve strengthening for our closed block of long-term care policies acquired in connection with the 2007 acquisition of KMG America Corporation as more fully described in Note 18 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation as of December 31, 2010, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

In conducting management’s evaluation as described above, Concentra, acquired December 21, 2010, was excluded. We plan to complete our evaluation of Concentra’s internal control over financial reporting by the first anniversary of the acquisition as required by the Securities and Exchange Commission’s rules. The operations of Concentra, which are included in the 2010 consolidated financial statements of the Company, constituted approximately 0.1% of the Company’s consolidated revenues and income before income taxes for the year ended December 31, 2010, and approximately 6% of total assets as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 119.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Michael B. McCallister

Chairman and Chief Executive Officer

James H. Bloem

Senior Vice President, Chief Financial Officer and Treasurer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.

Executive Officers of the Registrant

Set forth below are names and ages of all of our current executive officers as of February 1, 2011, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	58	Chairman and Chief Executive Officer	09/89	(1)

James E. Murray	57	Chief Operating Officer	08/90	(2)

James H. Bloem	60	Senior Vice President—Chief Financial Officer and Treasurer	02/01	(3)

Bruce J. Goodman	69	Senior Vice President—Chief Service and Information Officer	04/99	(4)

Bonita C. Hathcock	62	Senior Vice President—Chief Human Resources Officer	05/99	(5)

Paul B. Kusserow	49	Senior Vice President—Chief Strategy & Corporate Development Officer	02/09	(6)

Thomas J. Liston	49	Senior Vice President—Senior Products	01/97	(7)

V. Rajamannar Madabhushi	49	Senior Vice President—Chief Innovation and Marketing Officer	04/09	(8)

Heidi S. Margulis	57	Senior Vice President—Public Affairs	12/95	(9)

Christopher M. Todoroff	48	Senior Vice President and General Counsel	08/08	(10)

Steven E. McCulley	49	Vice President and Controller (Principal Accounting Officer)	08/04	(11)

(1)	Mr. McCallister was elected President, Chief Executive Officer and a member of the Board of Directors in February 2000, and was elected Chairman of the Board of Directors in August 2010. Mr. McCallister joined the Company in June 1974.

(2)	Mr. Murray currently serves as Chief Operating Officer, having held this position since February 2006. Prior to that, Mr. Murray held the position of Chief Operating Officer—Market and Business Segment Operations from September 2002 to February 2006. Mr. Murray joined the Company in December 1989.

(3)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Mr. Bloem joined the Company in February 2001.

(4)	Mr. Goodman currently serves as Senior Vice President and Chief Service and Information Officer, having held this position since September 2002. Mr. Goodman joined the Company in April 1999.

(5)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer, having held this position since May 1999 when she joined the Company.

(6)	Mr. Kusserow currently serves as Senior Vice President and Chief Strategy & Corporate Development Officer, having held this position since February 2009 when he joined the Company. Prior to joining the Company, Mr. Kusserow served as Managing Director of Private Equity at the Chicago-based investment firm B.C. Ziegler and Company. He also served as Managing Director and Chief Investment Officer of the Ziegler HealthVest Fund, where he focused on early-stage investments in health care services and health care IT. From 2004 to 2007, he was Managing Director of San Ysidro Capital Partners LLC, a health care services consulting and investment advisory firm.

(7)	Mr. Liston currently serves as Senior Vice President—Senior Products, having held this position since July 2008. Prior to that, Mr. Liston held the position of Senior Vice President—Strategy and Corporate Development from July 2000 to June 2008. Mr. Liston joined the Company in December 1994.

(8)	Mr. Rajamannar currently serves as Senior Vice President and Chief Innovation and Marketing Officer and manages Humana’s Government Relations and Corporate Communications organizations and international businesses, having held this position since April 2009 when he joined the Company. Prior to joining the Company, Mr. Rajamannar had 24 years of global business management experience, including 15 years with Citigroup, the New York-based banking conglomerate. Mr. Rajamannar most recently served as Executive Vice President and Chief Marketing Officer of the Global Cards division of Citigroup. As Executive Vice President of Citigroup’s Credit Cards Business from 2006 to 2008, he managed the bank’s value, cash and rewards businesses, as well as the automotive and telecommunications sectors. He also headed the new product development and new payment technologies groups. From 2003 to 2005 he was Chairman and Chief Executive Officer of Diners Club North America.

(9)	Ms. Margulis currently serves as Senior Vice President—Public Affairs, having held this position since January 2000. Ms. Margulis joined the Company in November 1985.

(10)	Mr. Todoroff currently serves as Senior Vice President and General Counsel, having held this position since August 2008. Prior to joining the Company, Mr. Todoroff served as Vice President, Senior Corporate Counsel and Corporate Secretary for Aetna Inc. from 2006 through July 2008. Mr. Todoroff joined Aetna’s Legal Department in 1995 and held various positions of increasing responsibility.

(11)	Mr. McCulley currently serves as Vice President and Controller (Principal Accounting Officer), having held this position since August 2004. Prior to that, he served as Vice President and Controller from January 2001 to August 2004. Mr. McCulley joined the Company in May 1990.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

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

Corporate Governance Items

We have made available free of charge on or through the Investor Relations section of our web site at www.humana.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our corporate governance, including:

•	a determination of independence for each member of our Board of Directors;

•	the name, membership, role, and charter of each of the various committees of our Board of Directors;

•	the name(s) of the directors designated as a financial expert under rules and regulations promulgated by the SEC;

•	the responsibility of the Company’s Lead Independent Director to convene, set the agenda for, and lead executive sessions of the non-management directors;

•	the pre-approval process of non-audit services provided by our independent accountants;

•	our by-laws and Certificate of Incorporation;

•	our Majority Vote policy;

•	our Related Persons Transaction Policy;

•	the process by which interested parties can communicate with directors;

•	the process by which stockholders can make director nominations (pursuant to our By-laws);

•	our Corporate Governance Guidelines;

•	our Policy Regarding Transactions in Company Securities, Inside Information and Confidentiality;

•	stock ownership guidelines for directors and for executive officers;

•	the Humana Inc. Principles of Business Ethics and any waivers thereto; and

•	the Code of Ethics for the Chief Executive Officer and Senior Financial Officers and any waivers thereto.

Any waivers or amendments for directors or executive officers to the Humana Inc. Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors

None.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the caption “Corporate Governance—Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the caption “Corporate Governance—Committee Composition” of such Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the captions “Corporate Governance—Organization & Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the captions “Stock Ownership Information—Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance—Independent Directors” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2011 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Financial Information

	Schedule II	Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

	3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

	(b)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

	4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(b)	First Supplemental Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(c)	Second Supplemental Indenture, dated as of May 31, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on May 31, 2006).

	(d)	Third Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

	(e)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

	(f)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006).

	(g)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 11 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

10(a)*	1996 Stock Incentive Plan for Employees (incorporated herein by reference to Annex A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 9, 1996).

(b)*	1996 Stock Incentive Plan for Employees as amended in 1998 (incorporated herein by reference to Exhibit C to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 14, 1998).

(c)*	Humana Inc. Non-Qualified Stock Option Plan for Employees (incorporated herein by reference to Exhibit 99 to Humana Inc.’s Registration Statement on Form S-8 (Registration Statement No. 333-86801), filed on September 9, 1999).

(d)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(e)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(f)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(f) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(g)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(g) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(h)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 27, 2006).

(i)*	Humana Inc. Executive Management Incentive Compensation Plan, as amended and restated February 1, 2008 (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 24, 2008).

(j)*	Form of Change of Control Agreement amended on October 23, 2008 (incorporated herein by reference to Exhibit 10(n) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(k)*	Employment Agreement, dated as of May 16, 2008, by and between Humana Inc. and Michael B. McCallister (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on May 21, 2008).

(l)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(m)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on August 28, 2008) (incorporated by reference to Exhibit 10(q) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(n)*	Severance policy as amended and restated on October 23, 2007 (incorporated herein by reference to Exhibit 10(r) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(o)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(p) †*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011.

(q)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(r)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(s)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(t)*	Form of Company’s Restricted Stock Agreement under the 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(cc) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(u)*	Form of Company’s Restricted Stock Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(u) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(v)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Humana Inc.’s Current Report on Form 8-K filed December 21, 2005).

(w)*	Form of Company’s Combined Option and Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(w) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(x)*	Form of Company’s Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(x) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(y)*	Form of Company’s Restricted Stock Unit Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(y) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(z)	Three-Year Credit Agreement, dated as of December 21, 2010 (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on December 22, 2010).

(aa)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as September 1, 2003 (incorporated herein by reference to Exhibit 10(gg) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(bb)**	Amendment of Solicitation/Modification of Contract, dated as of January 16, 2009, by and between Humana Military Healthcare Services, Inc. and the United States Department of Defense TRICARE Management Activity (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K, filed on March 3, 2009).

(cc)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(dd)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ee)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ff)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(gg)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(hh)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ii)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

(jj)*	Form of Company’s Restricted Stock Unit Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(kk)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options without Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(ll) †**	Amendment of Solicitation/Modification of Contract, dated as of January 6, 2011, by and between Humana Military Healthcare Services, Inc. and the United States Department of Defense TRICARE Management Activity.

12 †	Computation of ratio of earnings to fixed charges.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21 †	List of subsidiaries.

23 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits 10(a) through and including 10(y), 10(jj), and 10(kk) are compensatory plans or management contracts.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

†	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2009 and 2010; (ii) the Consolidated Statements of Income for the years ended December 31, 2008, 2009 and 2010; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010; and (iv) Notes to Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$314,445	$345,792
Investment securities	239,132	319,792
Receivable from operating subsidiaries	379,406	469,635
Securities lending collateral	11	961
Other current assets	56,056	55,198

Total current assets	989,050	1,191,378
Property and equipment, net	478,615	471,671
Investments in subsidiaries	8,758,660	7,197,247
Other long-term assets	36,034	29,505

Total assets	$10,262,359	$8,889,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$1,365,874	$1,014,382
Current portion of notes payable to operating subsidiaries	27,600	27,600
Book overdraft	65,108	63,573
Other current liabilities	126,133	277,518
Securities lending payable	48	1,000

Total current liabilities	1,584,763	1,384,073
Long-term debt	1,632,766	1,642,083
Notes payable to operating subsidiaries	8,550	8,550
Other long-term liabilities	112,224	79,092

Total liabilities	3,338,303	3,113,798

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 190,244,741 shares issued in 2010 and 189,801,119 shares issued in 2009	31,707	31,634
Capital in excess of par value	1,737,207	1,658,521
Retained earnings	5,529,001	4,429,611
Accumulated other comprehensive income	120,584	42,135
Treasury stock, at cost, 21,795,051 shares in 2010 and 19,621,069 shares in 2009	(494,443)	(385,898)

Total stockholders’ equity	6,924,056	5,776,003

Total liabilities and stockholders’ equity	$10,262,359	$8,889,801

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Revenues:
Management fees charged to operating subsidiaries	$1,175,247	$1,057,185	$947,635
Investment and other income, net	14,210	3,741	(2,872)

	1,189,457	1,060,926	944,763
Expenses:
Selling, general and administrative	955,494	836,005	767,405
Depreciation	166,190	162,028	134,461
Interest	103,079	104,204	79,212

	1,224,763	1,102,237	981,078

Loss before income taxes and equity in net earnings of subsidiaries	(35,306)	(41,311)	(36,315)
Provision (benefit) for income taxes	35,012	(44,247)	(19,493)

(Loss) income before equity in net earnings of subsidiaries	(70,318)	2,936	(16,822)
Equity in net earnings of subsidiaries	1,169,708	1,036,739	663,976

Net income	$1,099,390	$1,039,675	$647,154

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$1,219,361	$911,090	$547,813
Cash flows from investing activities:
Acquisitions	(839,642)	(5,867)	(341,288)
Purchases of investment securities	(633,039)	(597,858)	(7,528)
Proceeds from sale of investment securities	15,585	2,309	28,868
Maturities of investment securities	697,284	278,443	2,489
Purchases of property and equipment, net	(165,864)	(142,931)	(195,517)
Capital contributions to operating subsidiaries	(230,000)	(132,257)	(467,750)
Change in securities lending collateral	952	0	400,292

Net cash used in investing activities	(1,154,724)	(598,161)	(580,434)

Cash flows from financing activities:
Borrowings under credit agreement	0	0	1,175,000
Repayments under credit agreement	0	(250,000)	(1,725,000)
Proceeds from issuance of senior notes	0	0	749,247
Debt issue costs	(7,777)	0	(6,696)
Proceeds from swap termination	0	0	93,008
Change in book overdraft	1,535	34,264	(27,720)
Change in securities lending payable	(952)	0	(400,292)
Common stock repurchases	(108,545)	(22,841)	(106,070)
Tax benefit from stock-based compensation	1,964	5,339	9,912
Proceeds from stock option exercises and other	17,791	17,040	10,965

Net cash used in financing activities	(95,984)	(216,198)	(227,646)

(Decrease) increase in cash and cash equivalents	(31,347)	96,731	(260,267)
Cash and cash equivalents at beginning of year	345,792	249,061	509,328

Cash and cash equivalents at end of year	$314,445	$345,792	$249,061

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $746.6 million in 2010, $774.1 million in 2009 and $296.0 million in 2008.

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

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 1.56% to 6.65% and are payable in 2011 and 2014. We recorded interest expense of $1.0 million, $1.3 million and $1.9 million related to these notes for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.3 billion and $3.8 billion as of December 31, 2010 and 2009, respectively, which exceeded aggregate minimum regulatory requirements. The amount of dividends that may be paid to our parent company in 2011 without prior approval by state regulatory authorities is approximately $740 million in the aggregate. This compares to dividends that were able to be paid in 2010 without prior regulatory approval of approximately $720 million.

4. ACQUISITIONS

Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of acquisitions. During 2008, we funded a subsidiary’s 2008 acquisition of UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business with contributions from Humana Inc., our parent company, of $225.0 million, included in capital contributions in the condensed statement of cash flows.

5. INCOME TAXES

Refer to Note 10 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of income taxes. The release of the liability for unrecognized tax benefits in 2009 as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006, reduced tax expense $16.8 million in 2009.

6. DEBT

Refer to Note 11 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of debt.

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009, and 2008

(in thousands)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2010	$50,832	$0	$18,708	$(963)	$(17,107)	$51,470
2009	49,160	0	19,054	1,730	(19,112)	50,832
2008	68,260	0	5,398	(2,611)	(21,887)	49,160

Deferred tax asset valuation allowance:
2010	(30,093)	0	2,030	0	0	(28,063)
2009	(28,063)	0	(2,030)	0	0	(30,093)
2008	0	(28,063)	0	0	0	(28,063)

(1)	Represents changes in retroactive membership adjustments to premium revenues as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JAMES H. BLOEM James H. Bloem	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 17, 2011

/S/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	February 17, 2011

/S/ MICHAEL B. MCCALLISTER Michael B. McCallister	Chairman and Chief Executive Officer	February 17, 2011

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	February 17, 2011

/S/ W. ROY DUNBAR W. Roy Dunbar	Director	February 17, 2011

/S/ KURT J. HILZINGER Kurt J. Hilzinger	Lead Director	February 17, 2011

/S/ DAVID A. JONES, JR. David A. Jones, Jr.	Director	February 17, 2011

/S/ WILLIAM J. MCDONALD William J. McDonald	Director	February 17, 2011

/S/ WILLIAM E. MITCHELL William E. Mitchell	Director	February 17, 2011

/S/ DAVID B. NASH, M.D. David B. Nash, M.D.	Director	February 17, 2011

/S/ JAMES J. O’BRIEN James J. O’Brien	Director	February 17, 2011

/S/ MARISSA T. PETERSON Marissa T. Peterson	Director	February 17, 2011

/S/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D.	Director	February 17, 2011