Form 10-Q
period 2011-03-31
HUMANA INC
filed 2011-05-03
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2011
$0.16 2/3 par value	168,394,377 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2011

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,756,041	$1,673,137
Investment securities	7,420,959	6,872,767
Receivables, less allowance for doubtful accounts of $75,337 in 2011 and $51,470 in 2010:	1,219,347	959,018
Securities lending invested collateral	31,139	49,636
Other current assets	669,288	583,141

Total current assets	11,096,774	10,137,699

Property and equipment, net	819,729	815,337
Long-term investment securities	1,568,090	1,499,672
Goodwill	2,576,208	2,567,809
Other long-term assets	1,099,259	1,082,736

Total assets	$17,160,060	$16,103,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,940,058	$3,469,306
Trade accounts payable and accrued expenses	1,916,602	1,624,832
Book overdraft	252,073	409,385
Securities lending payable	36,997	55,693
Unearned revenues	219,004	185,410

Total current liabilities	6,364,734	5,744,626
Long-term debt	1,666,447	1,668,849
Future policy benefits payable	1,530,064	1,492,855
Other long-term liabilities	371,837	272,867

Total liabilities	9,933,082	9,179,197

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 191,607,107 shares issued at March 31, 2011 and 190,244,741 shares issued at December 31, 2010	31,935	31,707
Capital in excess of par value	1,825,405	1,737,207
Retained earnings	5,844,177	5,529,001
Accumulated other comprehensive income	108,808	120,584
Treasury stock, at cost, 23,212,730 shares at March 31, 2011 and 21,795,051 shares at December 31, 2010	(583,347)	(494,443)

Total stockholders’ equity	7,226,978	6,924,056

Total liabilities and stockholders’ equity	$17,160,060	$16,103,253

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2011	2010
	(in thousands, except per share results)
Revenues:
Premiums	$8,766,291	$8,161,863
Services	334,942	133,020
Investment income	89,485	85,455

Total revenues	9,190,718	8,380,338

Operating expenses:
Benefits	7,344,754	6,817,382
Operating costs	1,255,843	1,060,857
Depreciation and amortization	66,109	58,859

Total operating expenses	8,666,706	7,937,098

Income from operations	524,012	443,240
Interest expense	27,228	26,314

Income before income taxes	496,784	416,926
Provision for income taxes	181,608	158,158

Net income	$315,176	$258,768

Basic earnings per common share	$1.88	$1.54

Diluted earnings per common share	$1.86	$1.52

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$315,176	$258,768
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(3,926)	(8,694)
Stock-based compensation	29,775	27,339
Depreciation and amortization	75,491	62,756
Provision (benefit) for deferred income taxes	27,352	(20,862)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(260,329)	(280,978)
Other assets	(110,920)	(29,177)
Benefits payable	470,752	484,459
Other liabilities	204,176	246,068
Unearned revenues	33,594	6,767
Other, net	14,311	8,205

Net cash provided by operating activities	795,452	754,651

Cash flows from investing activities
Acquisitions, net of cash acquired	(5,000)	0
Purchases of property and equipment	(70,481)	(39,028)
Purchases of investment securities	(1,186,574)	(1,525,349)
Maturities of investment securities	398,800	433,788
Proceeds from sales of investment securities	153,832	545,166
Change in securities lending collateral	18,696	58,206

Net cash used in investing activities	(690,727)	(527,217)

Cash flows from financing activities
Receipts from CMS contract deposits	613,909	438,108
Withdrawals from CMS contract deposits	(430,949)	(266,649)
Change in securities lending payable	(18,696)	(58,206)
Change in book overdraft	(157,312)	(138,426)
Common stock repurchases	(88,904)	(7,670)
Excess tax benefit from stock-based compensation	5,131	734
Proceeds from stock option exercises and other	55,000	5,080

Net cash used in financing activities	(21,821)	(27,029)

Increase in cash and cash equivalents	82,904	200,405
Cash and cash equivalents at beginning of period	1,673,137	1,613,588

Cash and cash equivalents at end of period	$1,756,041	$1,813,993

Supplemental cash flow disclosures:
Interest payments	$11,100	$10,486
Income tax payments, net	$76,215	$5,210

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2010, that was filed with the Securities and Exchange Commission, or the SEC, on February 17, 2011. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010 for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Realignment of Business Segments

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. We are managing and reporting our operating results using the following segments: Retail, Employer Group, and Health and Well-Being Services. We also disclose results for Other Businesses. Historical segment information has been restated to reflect the effect of this change. Our segment information is more fully described herein in Note 13.

As a result of changing our reportable segments, we also changed the classification of certain revenues and costs. Beginning January 1, 2011, costs of certain health and well-being services were reclassified as benefits expense including costs incurred by our wholly-owned home delivery pharmacy from transactions with our members that were historically classified as selling, general and administrative (and now titled operating costs), as well as depreciation and amortization expenses. The effect of this reclassification is to account for the cost of providing these benefits to our members similarly whether the services are provided via a third party provider or internally through a stand-alone subsidiary. Likewise, co-share amounts from our members associated with our wholly-owned home delivery pharmacy operations, historically classified as other revenue, are now classified as a reduction of benefits expense. The remaining items previously classified as other revenue, primarily consisting of patient service revenue associated with our newly acquired Concentra Inc. subsidiary, were combined with our previous administrative services fee revenue and are now classified as services revenue. Prior period amounts have been reclassified to conform to the new presentation. These adjustments had no impact on net income, cash flows or equity. Further, none of these adjustments impacted our regulated subsidiaries.

Depreciation and amortization expense associated with certain businesses in our Health and Well-Being Services segment delivering benefits to our members, primarily associated with our pharmacy operations are now included with benefits expense. The amount of this expense was $9.4 million and $3.9 million for the three months ended March 31, 2011 and 2010, respectively.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board, or FASB, issued new guidance that expanded and clarified existing disclosures about fair value measurements. Under the new guidance, we are required to disclose additional information about movements of assets among the three-tier fair value hierarchy, present separately (that is, on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), and expand disclosures regarding the determination of fair value measurements. We adopted the new disclosure provisions during the year ended December 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which we adopted with the filing of our Form 10-Q for the three months ended March 31, 2011 as provided herein in Note 5.

There are no other recently issued accounting standards that apply to us or that will have a material impact on our condensed consolidated financial statements.

3. ACQUISITIONS

On December 21, 2010, we acquired Concentra Inc., or Concentra, a health care company based in Addison, Texas, for cash consideration of $804.7 million. During the first quarter of 2011, we accrued $3.7 million related to the final determination of working capital that existed at the acquisition date and recorded immaterial adjustments to the acquisition date fair value of Concentra’s net tangible assets acquired with a corresponding adjustment to goodwill. The $3.7 million final working capital adjustment was paid to the sellers in April 2011. Through its affiliated clinicians, Concentra delivers occupational medicine, urgent care, physical therapy, and wellness services to workers and the general public through its operation of medical centers and worksite medical facilities. The Concentra acquisition provides us entry into the primary care space on a national scale, offering additional means for achieving health and wellness solutions and providing an expandable platform for growth with a management team experienced in physician asset management and alternate site care. The total consideration of $808.4 million exceeded our estimated fair value of the net tangible assets acquired by approximately $724.5 million, of which we allocated $188.0 million to other intangible assets and $536.5 million to goodwill. The goodwill was assigned to the Health and Well-Being Services segment. The other intangible assets, which primarily consist of customer relationships and trade name, have a weighted average useful life of 13.7 years. Approximately $57.9 million of the acquired goodwill is deductible for tax purposes. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

The results of operations and financial condition of Concentra have been included in our consolidated statements of income and consolidated balance sheets from the acquisition date. In connection with the acquisition, we recognized approximately $14.9 million of acquisition-related costs, primarily banker and other professional fees, as operating costs in the fourth quarter of 2010. The proforma financial information assuming the acquisition had occurred as of January 1, 2009 was not material to our results of operations.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at March 31, 2011 and December 31, 2010, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$750,015	$11,473	$(1,907)	$759,581
Mortgage-backed securities	1,902,967	44,091	(3,163)	1,943,895
Tax-exempt municipal securities	2,414,164	36,099	(42,353)	2,407,910
Mortgage-backed securities:
Residential	53,384	406	(1,519)	52,271
Commercial	366,018	15,017	(861)	380,174
Asset-backed securities	141,048	1,589	(32)	142,605
Corporate debt securities	3,178,491	133,507	(14,718)	3,297,280
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	$8,811,420	$242,182	$(64,553)	$8,989,049

December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697,816	$14,412	$(615)	$711,613
Mortgage-backed securities	1,614,569	49,783	(1,173)	1,663,179
Tax-exempt municipal securities	2,439,659	37,294	(43,619)	2,433,334
Mortgage-backed securities:
Residential	58,017	545	(2,675)	55,887
Commercial	306,291	14,911	(171)	321,031
Asset-backed securities	148,068	1,727	(44)	149,751
Corporate debt securities	2,906,228	139,793	(13,710)	3,032,311
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	$8,175,981	$258,465	$(62,007)	$8,372,439

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $35.9 million at March 31, 2011 and $54.0 million at December 31, 2010 were on loan as of those respective dates. At March 31, 2011, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2011 and December 31, 2010, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$210,233	$(1,907)	$0	$0	$210,233	$(1,907)
Mortgage-backed securities	420,312	(2,997)	5,841	(166)	426,153	(3,163)
Tax-exempt municipal securities	1,098,079	(32,622)	97,544	(9,731)	1,195,623	(42,353)
Mortgage-backed securities:
Residential	2,861	(37)	28,268	(1,482)	31,129	(1,519)
Commercial	66,207	(756)	1,479	(105)	67,686	(861)
Asset-backed securities	6,653	(7)	7,186	(25)	13,839	(32)
Corporate debt securities	606,688	(12,066)	20,936	(2,652)	627,624	(14,718)

Total debt securities	$2,411,033	$(50,392)	$161,254	$(14,161)	$2,572,287	$(64,553)

December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$141,766	$(615)	$0	$0	$141,766	$(615)
Mortgage-backed securities	110,358	(1,054)	5,557	(119)	115,915	(1,173)
Tax-exempt municipal securities	1,168,221	(33,218)	97,809	(10,401)	1,266,030	(43,619)
Mortgage-backed securities:
Residential	0	0	32,671	(2,675)	32,671	(2,675)
Commercial	0	0	2,752	(171)	2,752	(171)
Asset-backed securities	17,069	(42)	283	(2)	17,352	(44)
Corporate debt securities	383,677	(9,572)	31,464	(4,138)	415,141	(13,710)

Total debt securities	$1,821,091	$(44,501)	$170,536	$(17,506)	$1,991,627	$(62,007)

Approximately 96% of our debt securities were investment-grade quality at March 31, 2011, with an average credit rating of AA- by S&P. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At March 31, 2011, 14% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities, and 25% of our tax-exempt securities were insured by bond insurers and had an equivalent S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities at March 31, 2011 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. The average credit rating of all commercial mortgage-backed securities was AA+ at March 31, 2011.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

All issuers of securities we own that were trading at an unrealized loss at March 31, 2011 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At March 31, 2011, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2011.

The detail of realized gains (losses) related to investment securities and included with investment income was as follows for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
	(in thousands)
Gross realized gains	$4,576	$19,913
Gross realized losses	(650)	(11,219)

Net realized gains	$3,926	$8,694

There were no material other-than-temporary impairments for the three months ended March 31, 2011 or 2010.

The contractual maturities of debt securities available for sale at March 31, 2011, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$253,766	$255,623
Due after one year through five years	1,925,294	1,980,504
Due after five years through ten years	2,323,716	2,382,235
Due after ten years	1,845,227	1,851,742
Mortgage and asset-backed securities	2,463,417	2,518,945

Total debt securities	$8,811,420	$8,989,049

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at March 31, 2011 and December 31, 2010, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2011
Cash equivalents	$1,684,869	$1,684,869	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	759,581	0	759,581	0
Mortgage-backed securities	1,943,895	0	1,943,895	0
Tax-exempt municipal securities	2,407,910	0	2,356,587	51,323
Mortgage-backed securities:
Residential	52,271	0	52,271	0
Commercial	380,174	0	380,174	0
Asset-backed securities	142,605	0	141,388	1,217
Corporate debt securities	3,297,280	0	3,290,338	6,942
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	8,989,049	0	8,924,234	64,815
Securities lending invested collateral	31,139	31,139	0	0

Total invested assets	$10,705,057	$1,716,008	$8,924,234	$64,815

December 31, 2010
Cash equivalents	$1,606,592	$1,606,592	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	711,613	0	711,613	0
Mortgage-backed securities	1,663,179	0	1,663,179	0
Tax-exempt municipal securities	2,433,334	0	2,381,528	51,806
Mortgage-backed securities:
Residential	55,887	0	55,887	0
Commercial	321,031	0	321,031	0
Asset-backed securities	149,751	0	148,545	1,206
Corporate debt securities	3,032,311	0	3,025,097	7,214
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	8,372,439	0	8,306,880	65,559
Securities lending invested collateral	49,636	24,639	24,997	0

Total invested assets	$10,028,667	$1,631,231	$8,331,877	$65,559

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2011 or March 31, 2010. During the three months ended March 31, 2011 and 2010, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2011			2010
	Auction Rate Securities	Private Placements/ Venture Capital	Total	Auction Rate Securities	Private Placements/ Venture Capital	Total
	(in thousands)
Beginning balance at January 1	$51,806	$13,753	$65,559	$68,814	$23,909	$92,723
Total gains or losses:
Realized in earnings	16	167	183	16	6,178	6,194
Unrealized in other comprehensive income	(74)	(81)	(155)	547	(4,775)	(4,228)
Purchases	0	0	0	0	167	167
Sales	0	(253)	(253)	0	(12,720)	(12,720)
Settlements	(425)	(94)	(519)	(5,475)	(839)	(6,314)

Balance at March 31	$51,323	$13,492	$64,815	$63,902	$11,920	$75,822

Our level 3 assets primarily included auction rate securities for the periods presented. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The auction rate securities we own, which had a fair value of $51.3 million at March 31, 2011, or less than 0.5% of our total invested assets, primarily consisted of tax-exempt bonds rated AA and above and were collateralized by federally-guaranteed student loans. From time to time, liquidity issues in the credit markets have led to failed auctions. A failed auction is not a default of the debt instrument, but does set a new, generally higher, interest rate in accordance with the original terms of the debt instrument. Liquidation of auction rate securities results when (1) a successful auction occurs, (2) the securities are called or refinanced by the issuer, (3) a buyer is found outside the auction process, or (4) the security matures. We continue to receive income on all auction rate securities as well as periodic full and partial redemption calls. Given the liquidity issues, fair value could not be estimated based on observable market prices, and as such, unobservable inputs were used.

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,666.4 million at March 31, 2011 and $1,668.8 million at December 31, 2010. The fair value of our long-term debt was $1,761.1 million at March 31, 2011 and $1,746.5 million at December 31, 2010. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of March 31, 2011 and December 31, 2010. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2011 provision will exceed 12 months as of March 31, 2011.

	March 31, 2011		December 31, 2010
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$2,405	$29,762	$1,563	$16,211
Trade accounts payable and accrued expenses	(391,778)	(366,742)	(389,203)	(170,231)

Net current liability	(389,373)	(336,980)	(387,640)	(154,020)

Other long-term assets	1,843	0	0	0
Other long-term liabilities	(93,879)	0	0	0

Net long-term liability	(92,036)	0	0	0

Total net liability	$(481,409)	$(336,980)	$(387,640)	$(154,020)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The realignment of our business segments and corresponding change in our reportable segments, more fully described herein in Note 13, resulted in a change in the composition of our reporting units, the unit of accounting for goodwill. Accordingly, we reassigned goodwill to our reporting units as of January 1, 2011 using the relative fair value approach. Changes in the carrying amount of goodwill, by our new reportable segments, for the three months ended March 31, 2011 were as follows:

	Retail	Employer Group	Health & Well-Being Services	Other Businesses	Total
			(in thousands)
Balance at January 1, 2011	$590,606	$63,171	$1,856,780	$57,252	$2,567,809
Acquisition	0	0	3,183	0	3,183
Subsequent adjustments	0	0	5,216	0	5,216

Balance at March 31, 2011	$590,606	$63,171	$1,865,179	$57,252	$2,576,208

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2011 and December 31, 2010:

	Weighted Average Life	2011			2010
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Customer contracts/relationships	10.7 yrs	$416,535	$155,876	$260,659	$413,855	$145,997	$267,858
Trade names	19.6 yrs	87,400	3,416	83,984	87,400	2,268	85,132
Provider contracts	16.0 yrs	42,753	12,503	30,250	42,753	11,659	31,094
Noncompetes and other	9.3 yrs	20,225	4,986	15,239	19,475	4,085	15,390

Total other intangible assets	12.4 yrs	$566,913	$176,781	$390,132	$563,483	$164,009	$399,474

Amortization expense for other intangible assets was approximately $12.8 million for the three months ended March 31, 2011 and $9.6 million for the three months ended March 31, 2010. The following table presents our estimate of amortization expense for 2011 and each of the five next succeeding years:

(in thousands)
For the years ending December 31,:
2011	$51,083
2012	49,581
2013	46,326
2014	41,828
2015	36,496
2016	32,771

8. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income, net of tax, for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
	(in thousands)
Net income	$315,176	$258,768
Net unrealized investment (losses) gains and other, net of tax	(11,776)	27,859

Comprehensive income, net of tax	$303,400	$286,627

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
	(in thousands, except per share results)
Net income available for common stockholders	$315,176	$258,768

Weighted average outstanding shares of common stock used to compute basic earnings per common share	167,271	168,200
Dilutive effect of:
Employee stock options	918	599
Restricted stock	1,345	1,281

Shares used to compute diluted earnings per common share	169,534	170,080

Basic earnings per common share	$1.88	$1.54

Diluted earnings per common share	$1.86	$1.52

Number of antidilutive stock options and restricted stock excluded from computation	2,743	5,038

10. STOCK REPURCHASE AUTHORIZATION

In December 2009, the Board of Directors authorized the repurchase of up to $250 million of our common shares exclusive of shares repurchased in connection with employee stock plans. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the three months ended March 31, 2011, we repurchased 0.8 million shares in open market transactions for $52.6 million at an average price of $63.73. In April 2011, the remaining authorization was replaced with a new share repurchase authorization as more fully described herein in Note 14.

In connection with employee stock plans, we acquired 0.6 million common shares for $36.3 million and 0.2 million common shares for $7.7 million during the three months ended March 31, 2011 and 2010, respectively.

11. INCOME TAXES

The effective income tax rate was 36.6% for the three months ended March 31, 2011 compared to 37.9% for the three months ended March 31, 2010. The higher tax rate for the three months ended March 31, 2010 primarily was due to the cumulative adjustment associated with estimating the retrospective aspect of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the March 2010 health insurance reforms.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

12. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare business, which accounted for approximately 65% of our total premiums and services revenue for the three months ended March 31, 2011, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2011.

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

On December 21, 2010, CMS posted a description of the agency’s proposed RADV sampling and payment adjustment calculation methodology to its website, and invited public comment, noting that CMS may revise its sampling and payment error calculation methodology based upon the comments received. We believe the audit and payment adjustment methodology proposed by CMS is fundamentally flawed and actuarially unsound. In essence, in making the comparison referred to above, CMS relies on two interdependent sets of data to set payment rates for Medicare Advantage (MA) plans: (1) fee for service (FFS) data from the government’s original Medicare program; and (2) MA data. The proposed methodology would review medical records for only one set of data (MA data), while not performing the same exercise on the other set (FFS data). However, because these two sets of data are inextricably linked, we believe CMS must audit and validate both of them before determining the financial implications of any potential RADV audit results, in order to ensure that any resulting payment adjustment is accurate. We believe that the Social Security Act, under which the payment model was established, requires the consistent use of these data sets in determining risk-adjusted payments to MA plans. Furthermore, our payment received from CMS, as well as benefits offered and premiums charged to members, is based on bids that did not, by CMS design, include any assumption of retroactive audit payment adjustments. We believe that applying a retroactive audit adjustment after CMS acceptance of bids would improperly alter this process of establishing member benefits and premiums.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

To date, six Humana contracts have been selected by CMS for RADV audits for the 2007 contract year, consisting of one “pilot” audit and five “targeted” audits for Humana plans. We believe that the proposed methodology for these audits is actuarially unsound and in violation of the Social Security Act. We intend to defend that position vigorously. However, if CMS moves forward with implementation of the proposed methodology without changes to adequately address the data inconsistency issues described above, it would have a material adverse effect on our revenues derived from the Medicare Advantage program and, therefore, our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and services revenue for the three months ended March 31, 2011, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us three contracts for the East, Southeast, and Southwest regions for a one year term with two options to extend the contracts for an additional term of up to one year, exercisable at the sole discretion of the PRHIA.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 10% of our total premiums and services revenue for the three months ended March 31, 2011, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2011. On October 5, 2010, we were notified that the Department of Defense, or DoD, TRICARE Management Activity, or TMA, intended to negotiate with us for an extension of our administration of the TRICARE South Region contract, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract became effective. The Amendment added one additional one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). The TMA exercised Option Period IX on March 17, 2011.

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

In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On February 25, 2011, TMA awarded the South Region contract to us. On March 7, 2011, the competing offeror filed a protest of the award with the GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. Ultimate disposition of the contract award is subject to the resolution of the protest filed by the unsuccessful bidder.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Internal Investigation

With the assistance of outside counsel, we are conducting an ongoing internal investigation related to certain aspects of our Florida subsidiary operations, and have voluntarily self-reported the existence of this investigation to CMS, the U.S. Department of Justice and the Florida Agency for Health Care Administration. Matters under review

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

include, without limitation, the relationships between certain of our Florida-based employees and providers in our Medicaid and/or Medicare networks, practices related to the financial support of non-profit or provider access centers for Medicaid enrollment and related enrollment processes, and loans to or other financial support of physician practices. We have reported to the regulatory authorities noted above on the progress of our investigation to date, and intend to continue to discuss with these authorities our factual findings as well as any remedial actions we may take.

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

On September 10, 2009, the Office of Inspector General, or OIG, of the United States Department of Health and Human Services issued subpoenas to us and our subsidiary, Humana Pharmacy, Inc., seeking documents related to our Medicare Part D prescription plans and the operation of RightSourceRx®, our home delivery pharmacy in Phoenix, Arizona. In July 2010, the government informed us that no additional materials will be sought pursuant to the subpoenas.

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

We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.

The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows and may affect our reputation.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

13. SEGMENT INFORMATION

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect managements’ new view of the business and to align our external financial reporting with our new operating and internal financial reporting model. Historical segment information has been restated to reflect the effect of this change. Our new reportable segments and the basis for determining those segments are discussed below.

We now manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, we include other businesses that are not reportable because they do not meet the quantitative thresholds in an Other Businesses category. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products marketed to employer groups. The Health and Well-Being Services segment includes services offered to our health plan members as well as to third parties that promote health and wellness, including primary care, pharmacy, integrated wellness, and home care services. The Other Businesses category consists of our Military services, primarily our TRICARE South region contract, Medicaid, and closed-block long-term care businesses as well as our contract with CMS to administer the Limited Income Newly Eligible Transition (LI-NET) program.

Our Health and Well-Being Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of RightSourceRx®, our home delivery pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Service revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our home delivery pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, selecting and establishing prices charged by retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Health and Well-Being Services segment reports revenues on a gross basis including co-share amounts from members collected by third party retail pharmacies at the point of service.

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.0 billion and $0.8 billion for the three months ended March 31, 2011 and 2010, respectively.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

profitability of each segment is interdependent. We do not report total assets by segment since this is not a metric used to assess performance and allocate resources. We allocate most operating expenses to our segments. Certain corporate income and expenses are not allocated to the segments, including investment income not supporting segment operations, interest expense on corporate debt, and certain corporate expenses. These items are managed at a corporate level and are not the responsibility of segment management. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Our segment results were as follows for the three months ended March 31, 2011 and 2010, respectively:

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Three months ended March 31, 2011
Revenues - external customers
Premiums:
Medicare Advantage	$4,524,626	$796,754	$0	$0	$0	$5,321,380
Medicare stand-alone PDP	557,472	1,817	0	75,896	0	635,185

Total Medicare	5,082,098	798,571	0	75,896	0	5,956,565

Fully-insured	200,888	1,198,590	0	0	0	1,399,478
Specialty	25,775	229,651	0	0	0	255,426
Military services	0	0	0	923,277	0	923,277
Medicaid and other	0	0	0	231,545	0	231,545

Total premiums	5,308,761	2,226,812	0	1,230,718	0	8,766,291

Services revenue:
Provider	0	0	215,046	0	0	215,046
ASO and other	2,873	92,546	0	22,270	0	117,689
Pharmacy	0	0	2,207	0	0	2,207

Total services revenue	2,873	92,546	217,253	22,270	0	334,942

Total revenues - external customers	5,311,634	2,319,358	217,253	1,252,988	0	9,101,233

Intersegment revenues
Services	0	3,281	2,121,391	0	(2,124,672)	0
Products	0	0	434,640	0	(434,640)	0

Total intersegment revenues	0	3,281	2,556,031	0	(2,559,312)	0

Investment income	18,996	11,615	0	12,304	46,570	89,485

Total revenues	5,330,630	2,334,254	2,773,284	1,265,292	(2,512,742)	9,190,718

Operating expenses:
Benefits	4,554,243	1,751,404	0	1,109,439	(70,332)	7,344,754
Operating costs	532,412	423,907	2,656,282	118,954	(2,475,712)	1,255,843
Depreciation and amortization	26,985	20,188	20,629	1,708	(3,401)	66,109

Total operating expenses	5,113,640	2,195,499	2,676,911	1,230,101	(2,549,445)	8,666,706

Income from operations	216,990	138,755	96,373	35,191	36,703	524,012
Interest expense	0	0	0	0	27,228	27,228

Income before income taxes	$216,990	$138,755	$96,373	$35,191	$9,475	$496,784

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Three months ended March 31, 2010
Revenues - external customers
Premiums:
Medicare Advantage	$4,059,167	$757,813	$0	$0	$0	$4,816,980
Medicare stand-alone PDP	503,513	1,136	0	74,376	0	579,025

Total Medicare	4,562,680	758,949	0	74,376	0	5,396,005

Fully-insured	178,817	1,328,001	0	0	0	1,506,818
Specialty	17,522	222,148	0	0	0	239,670
Military services	0	0	0	844,994	0	844,994
Medicaid and other	0	0	0	174,376	0	174,376

Total premiums	4,759,019	2,309,098	0	1,093,746	0	8,161,863

Services revenue:
Provider	0	0	3,163	0	0	3,163
ASO and other	2,801	99,123	0	27,933	0	129,857
Pharmacy	0	0	0	0	0	0

Total services revenue	2,801	99,123	3,163	27,933	0	133,020

Total revenues - external customers	4,761,820	2,408,221	3,163	1,121,679	0	8,294,883

Intersegment revenues
Services	0	3,389	1,907,928	0	(1,911,317)	0
Products	0	0	286,913	0	(286,913)	0

Total intersegment revenues	0	3,389	2,194,841	0	(2,198,230)	0

Investment income	21,208	11,040	0	9,854	43,353	85,455

Total revenues	4,783,028	2,422,650	2,198,004	1,131,533	(2,154,877)	8,380,338

Operating expenses:
Benefits	3,994,049	1,896,931	0	976,606	(50,204)	6,817,382
Operating costs	496,706	428,824	2,144,696	114,812	(2,124,181)	1,060,857
Depreciation and amortization	27,491	23,418	5,081	2,891	(22)	58,859

Total operating expenses	4,518,246	2,349,173	2,149,777	1,094,309	(2,174,407)	7,937,098

Income from operations	264,782	73,477	48,227	37,224	19,530	443,240
Interest expense	0	0	0	0	26,314	26,314

Income before income taxes	$264,782	$73,477	$48,227	$37,224	$(6,784)	$416,926

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

14. SUBSEQUENT EVENTS

In April 2011, our Board of Directors approved a quarterly cash dividend policy and declared a cash dividend to stockholders of $0.25 per share payable on July 28, 2011 to stockholders of record on June 30, 2011.

In addition, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion. The new authorization will expire June 30, 2013. As of May 2, 2011, the remaining authorized amount under the new authorization totaled $1 billion.

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our Form 10-K for the year ended December 31, 2010 that was filed with the SEC on February 17, 2011, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 17, 2011, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Executive Overview

General

Headquartered in Louisville, Kentucky, Humana is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. By leveraging the strengths of our core businesses, we believe we can better explore opportunities for existing and emerging adjacencies in health care that can further enhance wellness opportunities for the millions of people across the nation with whom we have relationships.

Our industry relies on two key statistics to measure performance. The benefit ratio, which is computed by taking total benefits expense as a percentage of premiums revenue, represents a statistic used to measure underwriting profitability. The operating cost ratio, which is computed by taking total operating costs as a percentage of total revenue less investment income, represents a statistic used to measure administrative spending efficiency.

2011 Business Segment Realignment

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect managements’ new view of the business and to align our external financial reporting with our new operating and internal financial reporting model. Historical segment information has been restated to reflect the effect of this change. Our new reportable segments and the basis for determining those segments are discussed below.

Business Segments

We now manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, we include other businesses that are not reportable because they do not meet the quantitative thresholds in an Other Businesses category. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products marketed to employer groups. The Health and Well-Being Services segment includes services offered to our health plan members as well as to third parties that promote health and wellness, including primary care, pharmacy, integrated wellness, and home care services. The Other Businesses category consists of our Military services, primarily our TRICARE South region contract, Medicaid, and closed-block long-term care businesses as well as our contract with CMS to administer the Limited Income Newly Eligible Transition (LI-NET) program.

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We do not report total assets by segment since this is not a metric used to assess performance and allocate resources. We allocate most operating expenses to our segments. Certain corporate income and expenses are not allocated to the segments, including investment income not supporting segment operations, interest expense on corporate debt, and certain corporate expenses. These items are managed at a corporate level and are not the responsibility of segment management. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

Seasonality

Our Retail segment offers Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. Our quarterly Retail segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affect the quarterly benefit ratio pattern.

2011 Highlights

Consolidated

•

We experienced favorable prior-period medical claims reserve development of approximately $84 million, or $0.31 per diluted common share, for the three months ended March 31, 2011 and $100 million, or $0.37 per diluted common share, for the three months ended March 31, 2010.

•

In April 2011, our Board of Directors approved a quarterly cash dividend policy and declared a cash dividend to stockholders of $0.25 per share payable on July 28, 2011 to stockholders of record on June 30, 2011.

•

In addition, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion. The new authorization will expire June 30, 2013. As of May 2, 2011, the remaining authorized amount under the new authorization totaled $1 billion.

Retail

•

On April 4, 2011, CMS announced that Medicare Advantage payment rates will increase on average 0.4% in 2012. We believe we can effectively design Medicare Advantage products based upon this level of rate increase while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare

Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

Fully-insured individual Medicare Advantage membership of 1,594,800 at March 31, 2011 increased 134,100 members, or 9.2%, from 1,460,700 at December 31, 2010 and increased 148,700, or 10.3%, from 1,446,100 from March 31, 2010 primarily due to a successful enrollment season associated with the 2011 plan year.

•

Individual Medicare stand-alone PDP membership of 2,353,100 at March 31, 2011 increased 682,800 members, or 40.9%, from 1,670,300 at December 31, 2010 and increased 619,400, or 35.7%, from 1,733,700 from March 31, 2010, primarily due to sales of our new lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan, that we began offering in November 2010 for the 2011 plan year.

Other Businesses

•

As more fully discussed in Note 12 to the condensed consolidated financial statements, on February 25, 2011, the TMA awarded the TRICARE South Region contract to us. On March 7, 2011, the competing offeror filed a protest of the award with the GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. As a result of the award of the TRICARE South Region contract to us, we no longer expect a goodwill impairment to occur during the second half of 2011. Ultimate disposition of the contract award is, however, subject to the resolution of the protest filed by the unsuccessful bidder.

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

•

Effective January 1, 2011, minimum benefit ratios were mandated for all commercial fully-insured health plans in the large group (85%), small group (80%), and individual (80%) markets, with annual rebates to policyholders if the actual benefit ratios do not meet these minimums. Initial rebate payments will be made in mid-2012.

•

Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels and beginning in 2012, additional cuts to Medicare Advantage plan payments will take effect (plans will receive a range of 95% in high-cost areas to 115% in low-cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, beginning in 2011, the gap in coverage for Medicare Part D prescription drug coverage has begun to incrementally close.

•

Beginning in 2014, the Health Insurance Reform Legislation requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain plans; the establishment of state-based exchanges for individuals and small employers (with up to 100 employees); the introduction of standardized plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and insurance industry assessments, including an annual premium-based assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes.

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

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation, and certain aspects of the Health Insurance Reform Legislation are also being challenged in federal court, seeking to limit the scope of or have all or portions of the Health Insurance Reform Legislation declared unconstitutional. Judicial proceedings are subject to appeal and could last for an extended period of time, and we cannot predict the results of any of these proceedings. Congress may also withhold the funding necessary to implement the Health Insurance Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and administrative costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes.

Comparison of Results of Operations for 2011 and 2010

The following discussion primarily deals with our results of operations for the three months ended March 31, 2011, or the 2011 quarter, and the three months ended March 31, 2010, or the 2010 quarter.

Consolidated

	For the three months ended March 31,		Change
	2011	2010	Dollars	Percentage
	(dollars in thousands)
Revenues:
Premiums:
Retail	$5,308,761	$4,759,019	$549,742	11.6%
Employer Group	2,226,812	2,309,098	(82,286)	(3.6)%
Other Businesses	1,230,718	1,093,746	136,972	12.5%

Total premiums	8,766,291	8,161,863	604,428	7.4%

Services:
Retail	2,873	2,801	72	2.6%
Employer Group	92,546	99,123	(6,577)	(6.6)%
Health and Well-Being Services	217,253	3,163	214,090	6,768.6%
Other Businesses	22,270	27,933	(5,663)	(20.3)%

Total services	334,942	133,020	201,922	151.8%

Investment income	89,485	85,455	4,030	4.7%

Total revenues	9,190,718	8,380,338	810,380	9.7%

Operating expenses:
Benefits	7,344,754	6,817,382	527,372	7.7%
Operating costs	1,255,843	1,060,857	194,986	18.4%
Depreciation and amortization	66,109	58,859	7,250	12.3%

Total operating expenses	8,666,706	7,937,098	729,608	9.2%

Income from operations	524,012	443,240	80,772	18.2%
Interest expense	27,228	26,314	914	3.5%

Income before income taxes	496,784	416,926	79,858	19.2%
Provision for income taxes	181,608	158,158	23,450	14.8%

Net income	$315,176	$258,768	$56,408	21.8%

Diluted earnings per common share	$1.86	$1.52	$0.34	22.4%
Benefit ratio(a)	83.8%	83.5%		0.3%
Operating cost ratio(b)	13.8%	12.8%		1.0%
Effective tax rate	36.6%	37.9%		(1.3)%

(a)	Represents total benefit expenses as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $315.2 million, or $1.86 per diluted common share, in the 2011 quarter compared to $258.8 million, or $1.52 per diluted common share, in the 2010 quarter. The increase primarily was due to improved operating performance in the Employer Group and Health and Well-Being Services Segments partially offset by a decline in operating results in the Retail segment. Our diluted earnings per common share include the beneficial impact of favorable prior-period medical claims reserve development of approximately $0.31 per diluted common share for the 2011 quarter and $0.37 per diluted common share for the 2010 quarter.

Premiums

Consolidated premiums of $8.8 billion for the 2011 quarter increased $604.4 million, or 7.4%, from the 2010 quarter primarily due to a $549.7 million, or 11.6% increase in Retail segment premiums, partially offset by a decline in Employer Group segment premiums. The increase in Retail segment premiums primarily resulted from higher average individual Medicare Advantage membership. The decrease in Employer Group segment premiums primarily resulted from lower average fully-insured commercial group medical membership.

Services Revenue

Consolidated services revenue increased $201.9 million from the 2010 quarter to $334.9 million for the 2011 quarter primarily due to a $214.1 million increase in primary care services revenue in our Health and Well-Being Services segment primarily as a result of the acquisition of Concentra on December 21, 2010.

Investment Income

Investment income totaled $89.5 million for the 2011 quarter, an increase of $4.0 million from the 2010 quarter, primarily reflecting higher average invested balances as a result of the reinvestment of operating cash flow partially offset by a decrease in net realized gains.

Benefit Expenses

Consolidated benefit expenses were $7.3 billion for the 2011 quarter, an increase of $527.4 million, or 7.7%, from the 2010 quarter primarily due to a $560.2 million, or 14.0% increase in Retail segment benefit expenses primarily driven by an increase in the average number of Medicare members.

The consolidated benefit ratio for the 2011 quarter was 83.8%, a 30 basis point increase from the 2010 quarter primarily driven by a 190 basis point increase in the Retail segment benefit ratio partially offset by a 350 basis point decline in the Employer Group segment benefit ratio.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $195.0 million, or 18.4%, during the 2011 quarter compared to the 2010 quarter primarily due to an increase in operating costs in our Health and Well-Being Segment as a result of the acquisition of Concentra on December 21, 2010.

The consolidated operating cost ratio for the 2011 quarter was 13.8%, increasing 100 basis points from the 2010 quarter. This increase primarily reflects the greater percentage of our revenues derived from our Health and Well-Being Services segment, which carries a higher operating cost ratio than our other business segments.

Depreciation and Amortization

Depreciation and amortization for the 2011 quarter totaled $66.1 million, an increase of $7.3 million, or 12.3%, from the 2010 quarter primarily reflecting depreciation and amortization expense associated with our Concentra operations, acquired on December 21, 2010.

Interest Expense

Interest expense was $27.2 million for the 2011 quarter, compared to $26.3 million for the 2010 quarter, an increase of $0.9 million, or 3.5%.

Income Taxes

Our effective tax rate during the 2011 quarter was 36.6% compared to the effective tax rate of 37.9% in the 2010 quarter. The higher tax rate for the 2010 quarter primarily was due to the cumulative adjustment associated with estimating the retrospective aspect of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the March 2010 health insurance reforms.

Retail Segment

	For the three months ended March 31,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Membership:
Medical membership:
Medicare Advantage	1,594,800	1,446,100	148,700	10.3%
Medicare stand-alone PDP	2,353,100	1,733,700	619,400	35.7%

Total Medicare	3,947,900	3,179,800	768,100	24.2%
Individual	432,800	404,200	28,600	7.1%

Total medical members	4,380,700	3,584,000	796,700	22.2%

Specialty membership(a)	590,500	398,700	191,800	48.1%

Premiums and Services Revenue:
Premiums:
Medicare Advantage	$4,524,626	$4,059,167	$465,459	11.5%
Medicare stand-alone PDP	557,472	503,513	53,959	10.7%

Total Medicare	5,082,098	4,562,680	519,418	11.4%
Individual	200,888	178,817	22,071	12.3%
Specialty	25,775	17,522	8,253	47.1%

Total premiums	5,308,761	4,759,019	549,742	11.6%

Services	2,873	2,801	72	2.6%

Total premiums and services revenue	$5,311,634	$4,761,820	$549,814	11.5%

Income before income taxes	$216,990	$264,782	$(47,792)	(18.0)%
Benefit ratio	85.8%	83.9%		1.9%
Operating cost ratio	10.0%	10.4%		(0.4)%

(a)	Specialty products include dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

Pretax Results

•

Retail segment pretax income was $217.0 million in the 2011 quarter, a decrease of $47.8 million, or 18.0%, compared to $264.8 million in the 2010 quarter primarily driven by lower favorable prior-period medical claims reserve development in the 2011 quarter than in the 2010 quarter as well as the impact of health insurance reform on our HumanaOne individual commercial medical business. The Retail segment’s pretax income for the 2011 quarter included the beneficial effect of an estimated $40 million in favorable prior-period medical claims reserve development versus $92 million in the 2010 quarter.

Enrollment

•	Individual Medicare Advantage membership increased 148,700 members, or 10.3%, from the 2010 quarter to the 2011 quarter due to a successful enrollment season associated with the 2011 plan year.

•

Individual Medicare stand-alone PDP membership increased 619,400 members, or 35.7%, from the 2010 quarter to the 2011 quarter primarily from higher gross sales year over year particularly for our low-price-point Humana Walmart-Preferred Rx Plan offering.

•	Specialty membership increased 191,800, or 48.1%, from the 2010 quarter to the 2011 quarter primarily driven by increased sales in dental and vision offerings.

Premiums

•

Retail segment premiums increased $549.7 million, or 11.6%, from the 2010 quarter to the 2011 quarter primarily due to a 10.6% increase in average individual fully-insured Medicare Advantage membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Medicare stand-alone PDP premium revenues increased $54.0 million, or 10.7%, during the 2011 quarter compared to the 2010 quarter primarily due to a 33.3% increase in average PDP membership since March 31, 2010 partially offset by a decrease in Medicare stand-alone PDP per member premiums during the 2011 quarter compared to the 2010 quarter. This was primarily a result of sales of our new lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc. that we began offering in October 2010 for the 2011 plan year.

Benefit expenses

•

The Retail segment benefit ratio increased 190 basis points from 83.9% in the 2010 quarter to 85.8% in the 2011 quarter primarily due to lower favorable prior-period medical claims reserve development in the 2011 quarter than in the 2010 quarter as well as a higher benefit ratio for the HumanaOne product as a result of health insurance reform. This favorable reserve development decreased the Retail segment benefit ratio by approximately 70 basis points in the 2011 quarter versus approximately 200 basis points in the 2010 quarter.

Operating costs

•

The Retail segment operating cost ratio of 10.0% for the 2011 quarter decreased 40 basis points from 10.4% for the 2010 quarter primarily as a result of scale efficiencies associated with servicing higher year over year membership in every line of Retail business.

Employer Group Segment

	For the three months ended March 31,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Membership:
Medical membership:
Medicare Advantage	280,700	267,200	13,500	5.1%
Medicare Advantage ASO	27,900	29,000	(1,100)	(3.8)%

Total Medicare Advantage	308,600	296,200	12,400	4.2%

Medicare stand-alone PDP	4,100	2,400	1,700	70.8%

Total Medicare	312,700	298,600	14,100	4.7%
Fully-insured medical	1,178,500	1,338,800	(160,300)	(12.0)%
ASO	1,319,300	1,588,500	(269,200)	(16.9)%

Total medical members	2,810,500	3,225,900	(415,400)	(12.9)%

Specialty membership(a)	6,636,800	6,788,900	(152,100)	(2.2)%

Premiums and Services Revenue:
Premiums:
Medicare Advantage	$796,754	$757,813	$38,941	5.1%
Medicare stand-alone PDP	1,817	1,136	681	59.9%

Total Medicare	798,571	758,949	39,622	5.2%
Fully-insured medical	1,198,590	1,328,001	(129,411)	(9.7)%
Specialty	229,651	222,148	7,503	3.4%

Total premiums	2,226,812	2,309,098	(82,286)	(3.6)%

Services	92,546	99,123	(6,577)	(6.6)%

Total premiums and services revenue	$2,319,358	$2,408,221	$(88,863)	(3.7)%

Income before income taxes	$138,755	$73,477	$65,278	88.8%
Benefit ratio	78.7%	82.2%		(3.5)%
Operating cost ratio	18.3%	17.8%		0.5%

(a)	Specialty products include dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

Pretax Results

•

Employer Group segment pretax income increased $65.3 million, or 88.8%, from $73.5 million in the 2010 quarter to $138.8 million in the 2011 quarter primarily due to higher favorable prior-period medical claims reserve development in the 2011 quarter than in the 2010 quarter. The Employer Group segment’s pretax income for the 2011 quarter included the beneficial effect of an estimated $41 million in favorable prior-period medical claims reserve development versus only $8 million in the 2010 quarter.

Enrollment

•

Employer Group fully-insured commercial medical membership decreased 160,300, or 12.0%, from the 2010 quarter to the 2011 quarter primarily due to the continued pricing discipline in a highly competitive environment for large group business.

•

Employer Group ASO commercial medical membership decreased 269,200, or 16.9%, from the 2010 quarter to the 2011 quarter primarily due to the loss of a large ASO account in July 2010 and a continuation of discipline in pricing services for self-funded accounts amid a highly competitive environment.

Premiums

•

Employer Group segment premiums decreased $82.3 million, or 3.6%, to $2.2 billion for the 2011 quarter from $2.3 billion for the 2010 quarter primarily due to lower average commercial group medical membership year-over-year.

Benefit expenses

•

The Employer Group segment benefit ratio decreased 350 basis points from 82.2% in the 2010 quarter to 78.7% in the 2011 quarter primarily due to higher favorable prior-period medical claims reserve development in the 2011 quarter than in the 2010 quarter and lower utilization of benefits in the 2011 quarter combined with a higher percentage of the segment’s membership in small group accounts which generally have a lower benefit ratio than larger group accounts. This favorable reserve development decreased the Employer Group segment benefit ratio by approximately 180 basis points in the 2011 quarter versus only 30 basis points in the 2010 quarter.

Operating costs

•

The Employer Group segment operating cost ratio of 18.3% for the 2011 quarter increased 50 basis points from 17.8% for the 2010 quarter primarily reflecting a shift in the mix of business to a higher percentage of small group membership, which generally carries a higher operating cost ratio than that for larger group accounts.

Health and Well-Being Services Segment

	For the three months ended March 31,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Revenues:
Primary care services	$217,253	$3,163	$214,090	6,768.6%
Intersegment revenues:
Pharmacy solutions	2,454,859	2,111,226	343,633	16.3%
Primary care services	42,717	34,837	7,880	22.6%
Integrated wellness services	41,876	41,502	374	0.9%
Home care services	16,579	7,276	9,303	127.9%

Total intersegment revenues	2,556,031	2,194,841	361,190	16.5%

Total services and intersegment revenues	$2,773,284	$2,198,004	$575,280	26.2%

Income before income taxes	$96,373	$48,227	$48,146	99.8%
Operating cost ratio	95.8%	97.6%		(1.8)%

Pretax results

•

Health and Well-Being Services segment pretax income increased $48.1 million from the 2010 quarter to $96.4 million for the 2011 quarter primarily due to growth in our pharmacy solutions business together with the addition of the Concentra business, acquired on December 21, 2010.

Services revenue

•	Primary care services revenue increased $214.1 million from the 2010 quarter to $217.3 million for the 2011 quarter primarily due to the acquisition of Concentra on December 21, 2010.

Intersegment revenues

•	Intersegment revenues increased $361.2 million, or 16.5%, from the 2010 quarter to $2.6 billion for the 2011 quarter primarily due to growth in our pharmacy solutions business.

Operating costs

•

The Health and Well-Being Services segment operating cost ratio of 95.8% for the 2011 quarter decreased 180 basis points from the 2010 quarter primarily reflecting scale efficiencies associated with growth in our pharmacy solutions business together with the addition of operating costs for our newly acquired Concentra operations.

Other Businesses

Pretax income for our Other Businesses of $35.2 million for the 2011 quarter compares to $37.2 million for the 2010 quarter.

Liquidity

Our primary sources of cash include receipts of premiums, service revenues, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. Our primary uses of cash include disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital.

Cash and cash equivalents increased to $1,756.0 million at March 31, 2011 from $1,673.1 million at December 31, 2010. The change in cash and cash equivalents for the three months ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010
	(in thousands)
Net cash provided by operating activities	$795,452	$754,651
Net cash used in investing activities	(690,727)	(527,217)
Net cash used in financing activities	(21,821)	(27,029)

Increase in cash and cash equivalents	$82,904	$200,405

Cash Flow from Operating Activities

The increase in operating cash flows from the 2010 quarter to the 2011 quarter primarily results from an increase in earnings.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefit expenses and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	2011 Quarter Change	2010 Quarter Change
	(in thousands)
IBNR(1)	$2,142,932	$2,051,227	$91,705	$303,080
Military services benefits payable(2)	301,166	255,180	45,986	(17,507)
Reported claims in process(3)	386,901	136,803	250,098	44,917
Other benefits payable(4)	1,109,059	1,026,096	82,963	153,969

Total benefits payable	$3,940,058	$3,469,306	$470,752	$484,459

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2010 to March 31, 2011 primarily was due to an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2009 to March 31, 2010 primarily was due to an increase in IBNR as well as an increase in amounts owed to providers under capitated and risk sharing arrangements, both primarily as a result of Medicare Advantage membership growth.

The detail of total net receivables was as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	2011 Quarter Change	2010 Quarter Change
	(in thousands)
Military services:
Base receivables	$464,273	$424,786	$39,487	$4,416
Change orders	1,670	2,052	(382)	(397)

Military services subtotal	465,943	426,838	39,105	4,019
Medicare	439,986	216,080	223,906	264,724
Commercial and other	388,755	367,570	21,185	16,161
Allowance for doubtful accounts	(75,337)	(51,470)	(23,867)	(3,926)

Total net receivables	$1,219,347	$959,018	$260,329	$280,978

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $39.5 million increase in base receivables from December 31, 2010 to March 31, 2011 and the $4.4 million increase in base receivables from December 31, 2009 to March 31, 2010.

Medicare receivables increased $223.9 million from December 31, 2010 to March 31, 2011 and $264.7 million from December 31, 2009 to March 31, 2010. Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

The allowance for doubtful accounts increased $23.9 million from December 31, 2010 to March 31, 2011 primarily due to the December 21, 2010 Concentra acquisition.

In addition to the timing of receipts for premiums and ASO fees and payments of benefit expenses, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS. Payment under the risk corridor provisions is made in the fourth quarter.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $633.9 million in the 2011 quarter and $546.4 million in the 2010 quarter. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $70.5 million in the 2011 quarter compared to $39.0 million in the 2010 quarter. Excluding acquisitions, we expect total capital expenditures in 2011 of approximately $280 million.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $183.0 million higher than claims payments during the 2011 quarter and $171.5 million higher than claim payments during the 2010 quarter.

During the 2011 quarter, we repurchased 825,000 shares for $52.6 million under the stock repurchase plan authorized by the Board of Directors in December 2009. During the 2010 quarter, there were no repurchases of common shares under stock repurchase plans authorized by the Board of Directors. During the 2011 quarter, we also acquired 0.6 million common shares in connection with employee stock plans for an aggregate cost of $36.3 million compared to 0.2 million shares for an aggregate cost of $7.7 million in the 2010 quarter.

The remainder of the cash used in or provided by financing activities in the 2011 and 2010 quarters primarily resulted from the change in the book overdraft and proceeds from stock option exercises.

Future Sources and Uses of Liquidity

Dividends

In April 2011, our Board of Directors approved a quarterly cash dividend policy and declared a cash dividend to stockholders of $0.25 per share payable on July 28, 2011 to stockholders of record on June 30, 2011. Declaration and payment of future dividends is at the discretion of our Board of Directors, and may be adjusted as business needs or market conditions change.

Stock Repurchase Authorization

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of May 2, 2011, the remaining authorized amount under the new authorization totaled $1 billion.

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

Credit Agreement

Our 3-year $1.0 billion unsecured revolving agreement expires December 2013. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR or the base rate plus a spread. The spread, currently 170 basis points, varies depending on our credit ratings ranging from 150 to 262.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 30 basis points, may fluctuate between 25 and 62.5 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $5,415.5 million at March 31, 2011 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $7,227.0 million and a leverage ratio of 0.7:1, as measured in accordance with the credit agreement as of March 31, 2011. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At March 31, 2011, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $11.6 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of March 31, 2011, we had $988.4 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $36.9 million at March 31, 2011 represent junior subordinated debt of $36.1 million and financing for the renovation of a building of $0.8 million. The junior subordinated debt, which is due in 2037, may be called by us without penalty in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating was upgraded one notch by Standard & Poor’s Rating Services, or S&P, effective April 27, 2011 to BBB. Moody’s Investors Services, Inc., or Moody’s, also rates us investment-grade at Baa3. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1.9 million, up to a maximum 100 basis points, or annual interest expense by $7.5 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company decreased $185.8 million to $367.8 million at March 31, 2011 compared to $553.6 million at December 31, 2010 primarily reflecting the timing of subsidiary capital contributions in the first quarter of 2011 in advance of dividends from subsidiaries expected in the second quarter of 2011. The amount of dividends that we expect to be paid to our parent company in 2011 is approximately $1.1 billion in the aggregate. This compares to dividends that were paid in 2010 of approximately $747 million. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries.

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

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA- at March 31, 2011. Our net unrealized gain position fell $18.9 million from a net unrealized gain position of $196.5 million at December 31, 2010 to a net unrealized gain position of $177.6 million at March 31, 2011. At March 31, 2011, we had gross unrealized losses of $64.6 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the three months ended March 31, 2011. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.9 years as of March 31, 2011. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $414 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings and Certain Regulatory Matters” in Note 12 to the condensed consolidated financial statements beginning on page 18 of this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 17, 2011, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to February 17, 2011:

•

On February 25, 2011, the Department of Defense TRICARE Management Activity, or TMA, awarded the TRICARE South Region contract to us. On March 7, 2011, the competing offeror filed a protest of the award with the Government Accountability Office, or GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. As a result of the award of the TRICARE South Region contract to us, we no longer expect a goodwill impairment to occur during the second half of 2011. Ultimate disposition of the contract award is, however, subject to the resolution of the protest filed by the unsuccessful bidder.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in our reports filed with the SEC from time to time, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended March 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 2011	0	$0	0	$150,071,119
February 2011	0	0	0	150,071,119
March 2011	825,000	63.73	825,000	97,512,939

Total	825,000	$63.73	825,000	$97,512,939

(1)	As announced on April 26, 2011, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of May 2, 2011, the remaining authorized amount under the new authorization totaled $1 billion.
(2)	Excludes 592,679 shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2010, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010, respectively; and (iv) Notes to Condensed Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	May 3, 2011	By:	/S/ JAMES H. BLOEM
James H. Bloem Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 3, 2011	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley Vice President and Controller (Principal Accounting Officer)