Form 10-Q
period 2011-06-30
HUMANA INC
filed 2011-08-01
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2011
$0.16 2/3 par value	166,829,524 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2011

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,567,824	$1,673,137
Investment securities	7,609,737	6,872,767
Receivables, less allowance for doubtful accounts of $80,195 in 2011 and $51,470 in 2010:	1,546,392	959,018
Securities lending invested collateral	29,737	49,636
Other current assets	721,537	583,141

Total current assets	11,475,227	10,137,699

Property and equipment, net	822,611	815,337
Long-term investment securities	1,592,919	1,499,672
Goodwill	2,577,511	2,567,809
Other long-term assets	1,126,637	1,082,736

Total assets	$17,594,905	$16,103,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,953,185	$3,469,306
Trade accounts payable and accrued expenses	1,944,897	1,624,832
Book overdraft	217,287	409,385
Securities lending payable	35,536	55,693
Unearned revenues	204,859	185,410

Total current liabilities	6,355,764	5,744,626
Long-term debt	1,664,015	1,668,849
Future policy benefits payable	1,560,668	1,492,855
Other long-term liabilities	427,741	272,867

Total liabilities	10,008,188	9,179,197

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 192,739,787 shares issued at June 30, 2011 and 190,244,741 shares issued at December 31, 2010	32,123	31,707
Capital in excess of par value	1,897,852	1,737,207
Retained earnings	6,262,943	5,529,001
Accumulated other comprehensive income	189,030	120,584
Treasury stock, at cost, 25,910,263 shares at June 30, 2011 and 21,795,051 shares at December 31, 2010	(795,231)	(494,443)

Total stockholders’ equity	7,586,717	6,924,056

Total liabilities and stockholders’ equity	$17,594,905	$16,103,253

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share results)
Revenues:
Premiums	$8,849,376	$8,376,751	$17,615,667	$16,538,614
Services	343,509	132,702	678,451	265,722
Investment income	91,246	79,790	180,731	165,245

Total revenues	9,284,131	8,589,243	18,474,849	16,969,581

Operating expenses:
Benefits	7,269,768	6,869,096	14,614,522	13,686,478
Operating costs	1,192,405	1,093,690	2,448,248	2,154,547
Depreciation and amortization	67,781	64,381	133,890	123,240

Total operating expenses	8,529,954	8,027,167	17,196,660	15,964,265

Income from operations	754,177	562,076	1,278,189	1,005,316
Interest expense	27,663	26,222	54,891	52,536

Income before income taxes	726,514	535,854	1,223,298	952,780
Provision for income taxes	266,227	195,778	447,835	353,936

Net income	$460,287	$340,076	$775,463	$598,844

Basic earnings per common share	$2.76	$2.02	$4.64	$3.56

Diluted earnings per common share	$2.71	$2.00	$4.57	$3.52

Dividends declared per common share	$0.25	$0.00	$0.25	$0.00

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$775,463	$598,844
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(5,109)	(7,976)
Stock-based compensation	40,978	39,627
Depreciation and amortization	150,583	132,046
Provision (benefit) for deferred income taxes	21,418	(81,267)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(587,374)	(501,482)
Other assets	(174,800)	73,683
Benefits payable	483,879	607,149
Other liabilities	202,069	219,163
Unearned revenues	19,449	(19,471)
Other, net	30,109	19,646

Net cash provided by operating activities	956,665	1,079,962

Cash flows from investing activities
Acquisitions, net of cash acquired	(10,952)	(1,669)
Purchases of property and equipment	(129,181)	(91,427)
Purchases of investment securities	(1,902,083)	(2,759,168)
Maturities of investment securities	731,204	1,014,032
Proceeds from sales of investment securities	432,006	1,091,282
Change in securities lending collateral	20,157	74,809

Net cash used in investing activities	(858,849)	(672,141)

Cash flows from financing activities
Receipts from CMS contract deposits	1,254,847	880,252
Withdrawals from CMS contract deposits	(1,066,478)	(643,976)
Change in securities lending payable	(20,157)	(74,809)
Change in book overdraft	(192,098)	(134,548)
Common stock repurchases	(300,788)	(57,869)
Excess tax benefit from stock-based compensation	11,287	1,264
Proceeds from stock option exercises and other	110,258	7,259

Net cash used in financing activities	(203,129)	(22,427)

(Decrease) increase in cash and cash equivalents	(105,313)	385,394
Cash and cash equivalents at beginning of period	1,673,137	1,613,588

Cash and cash equivalents at end of period	$1,567,824	$1,998,982

Supplemental cash flow disclosures:
Interest payments	$56,958	$55,855
Income tax payments, net	$407,416	$356,390

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

Realignment of Business Segments

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. We manage and report our operating results using the following segments: Retail, Employer Group, and Health and Well-Being Services. We also disclose results for Other Businesses. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our segment information is more fully described in Note 13.

As a result of changing our reportable segments, we also changed the classification of certain revenues and costs. Beginning January 1, 2011, costs of certain health and well-being services were reclassified as benefits expense including costs incurred by our wholly-owned home delivery pharmacy from transactions with our members that were historically classified as selling, general and administrative (and now titled operating costs), as well as depreciation and amortization expenses. The effect of this reclassification is to account for the cost of providing these benefits to our members similarly whether the services are provided via a third party provider or internally through a stand-alone subsidiary. Likewise, co-share amounts from our members associated with our wholly-owned home delivery pharmacy operations, historically classified as other revenue, are now classified as a reduction of benefits expense. The remaining items previously classified as other revenue, primarily consisting of patient service revenue associated with our recently acquired Concentra Inc. subsidiary, were combined with our previous administrative services fee revenue and are now classified as services revenue. Prior period amounts have been reclassified to conform to the new presentation. These adjustments had no impact on net income, cash flows or equity. Further, none of these adjustments impacted our regulated subsidiaries.

Depreciation and amortization expense associated with certain businesses in our Health and Well-Being Services segment delivering benefits to our members, primarily associated with our pharmacy operations, are now included with benefits expense. The amount of this expense was $7.3 million and $4.9 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the amount of this expense was $16.7 million and $8.8 million, respectively.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2011, the Financial Accounting Standards Board, or FASB, issued new guidance regarding how health insurers should recognize and classify fees mandated by The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation). The Health Insurance Reform Legislation imposes a non-deductible annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The guidance requires that the liability for the fee should be estimated and recorded in full once we provide qualifying insurance coverage in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The new guidance is effective for us for calendar year 2014, when the fee initially becomes effective.

In June 2011, the FASB issued new guidance requiring the presentation of other comprehensive income in a statement presented with equal prominence to the other primary financial statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and requires one of two alternatives for the presentation of items of net income and other comprehensive income: (1) in a single continuous statement referred to as the statement of comprehensive income, or (2) in two separate, but consecutive statements. Under either alternative, each component of net income and each component of other comprehensive income, together with totals for each, as well as total comprehensive income would need to be displayed. The new guidance is effective for us, beginning with the filing of our Form 10-Q for the three months ending March 31, 2012, with retrospective application required. As the new guidance only affects the presentation of other comprehensive income, it will not have a material impact on our results of operations, financial condition, or cash flows.

In May 2011, the FASB issued new guidance intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and those prepared in accordance with international financial reporting standards. While the new guidance is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments which could change how existing fair value measurement guidance is applied. The new guidance will be effective for us beginning with the filing of our Form 10-Q for the three months ending March 31, 2012. We are currently evaluating the impact of the adoption of this new guidance on our results of operations, financial condition, or cash flows.

In January 2010, the FASB issued new guidance that expanded and clarified existing disclosures about fair value measurements. Under the new guidance, we are required to disclose additional information about movements of assets among the three-tier fair value hierarchy, present separately (that is, on a gross basis) information about purchases, sales, issuances, and settlements of financial instruments in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), and expand disclosures regarding the determination of fair value measurements. We adopted the new disclosure provisions during the year ended December 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which we adopted with the filing of our Form 10-Q for the three months ended March 31, 2011 as provided in Note 5.

There are no other recently issued accounting standards that apply to us or that will have a material impact on our condensed consolidated financial statements.

3. ACQUISITION

On December 21, 2010, we acquired Concentra Inc., or Concentra, a health care company based in Addison, Texas, for cash consideration of $804.7 million. During the first half of 2011, we accrued and paid $3.7 million related to the final determination of working capital that existed at the acquisition date and recorded immaterial adjustments to the acquisition date fair value of Concentra’s net tangible assets acquired with a corresponding adjustment to goodwill. Through its affiliated clinicians, Concentra delivers occupational medicine, urgent care, physical therapy, and wellness services to workers and the general public through its operation of medical centers and worksite medical facilities. The Concentra acquisition provides us entry into the primary care space on a national scale, offering additional means for achieving health and wellness solutions and providing an expandable platform for growth with a management team experienced in physician asset management and alternate site care. The total consideration of $808.4 million exceeded our estimated fair value of the net tangible assets acquired by approximately $724.5 million, of which we allocated $188.0 million to other intangible assets and $536.5 million to goodwill. The goodwill was assigned to the Health and Well-Being Services segment. The other intangible assets, which primarily consist of customer

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

relationships and trade name, have a weighted average useful life of 13.7 years. Approximately $57.9 million of the acquired goodwill is deductible for tax purposes. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

The results of operations and financial condition of Concentra have been included in our consolidated statements of income and consolidated balance sheets from the acquisition date. In connection with the acquisition, we recognized approximately $14.9 million of acquisition-related costs, primarily banker and other professional fees, as operating costs in the fourth quarter of 2010. The pro forma financial information assuming the acquisition had occurred as of January 1, 2009 was not material to our results of operations.

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at June 30, 2011 and December 31, 2010, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$808,985	$14,242	$(440)	$822,787
Mortgage-backed securities	1,761,438	63,358	(760)	1,824,036
Tax-exempt municipal securities	2,437,115	63,506	(10,738)	2,489,883
Mortgage-backed securities:
Residential	50,858	425	(1,534)	49,749
Commercial	397,262	18,618	(917)	414,963
Asset-backed securities	115,928	1,486	(29)	117,385
Corporate debt securities	3,321,621	165,184	(8,285)	3,478,520
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	$8,898,540	$326,819	$(22,703)	$9,202,656

December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697,816	$14,412	$(615)	$711,613
Mortgage-backed securities	1,614,569	49,783	(1,173)	1,663,179
Tax-exempt municipal securities	2,439,659	37,294	(43,619)	2,433,334
Mortgage-backed securities:
Residential	58,017	545	(2,675)	55,887
Commercial	306,291	14,911	(171)	321,031
Asset-backed securities	148,068	1,727	(44)	149,751
Corporate debt securities	2,906,228	139,793	(13,710)	3,032,311
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	$8,175,981	$258,465	$(62,007)	$8,372,439

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $34.1 million at June 30, 2011 and $54.0 million at December 31, 2010 were on loan as of those respective dates. At June 30, 2011, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2011 and December 31, 2010, respectively:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
June 30, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$74,009	$(440)	$0	$0	$74,009	$(440)
Mortgage-backed securities	40,023	(422)	21,650	(338)	61,673	(760)
Tax-exempt municipal securities	480,854	(6,930)	63,336	(3,808)	544,190	(10,738)
Mortgage-backed securities:
Residential	3,605	(59)	26,807	(1,475)	30,412	(1,534)
Commercial	96,425	(905)	156	(12)	96,581	(917)
Asset-backed securities	4,860	(9)	5,059	(20)	9,919	(29)
Corporate debt securities	398,311	(6,499)	14,548	(1,786)	412,859	(8,285)

Total debt securities	$1,098,087	$(15,264)	$131,556	$(7,439)	$1,229,643	$(22,703)

December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$141,766	$(615)	$0	$0	$141,766	$(615)
Mortgage-backed securities	110,358	(1,054)	5,557	(119)	115,915	(1,173)
Tax-exempt municipal securities	1,168,221	(33,218)	97,809	(10,401)	1,266,030	(43,619)
Mortgage-backed securities:
Residential	0	0	32,671	(2,675)	32,671	(2,675)
Commercial	0	0	2,752	(171)	2,752	(171)
Asset-backed securities	17,069	(42)	283	(2)	17,352	(44)
Corporate debt securities	383,677	(9,572)	31,464	(4,138)	415,141	(13,710)

Total debt securities	$1,821,091	$(44,501)	$170,536	$(17,506)	$1,991,627	$(62,007)

Approximately 95% of our debt securities were investment-grade quality at June 30, 2011, with an average credit rating of AA- by S&P. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At June 30, 2011, 13% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities, and 25% of our tax-exempt securities were insured by bond insurers and had an equivalent S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities at June 30, 2011 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. The average credit rating of all commercial mortgage-backed securities was AA at June 30, 2011.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

All issuers of securities we own that were trading at an unrealized loss at June 30, 2011 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At June 30, 2011, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2011.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Gross realized gains	$6,272	$3,840	$10,848	$23,753
Gross realized losses	(5,089)	(4,558)	(5,739)	(15,777)

Net realized capital gains (losses)	$1,183	$(718)	$5,109	$7,976

There were no material other-than-temporary impairments for the three and six months ended June 30, 2011 or 2010.

The contractual maturities of debt securities available for sale at June 30, 2011, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$410,307	$412,900
Due after one year through five years	1,993,459	2,066,110
Due after five years through ten years	2,450,596	2,547,202
Due after ten years	1,718,692	1,770,311
Mortgage and asset-backed securities	2,325,486	2,406,133

Total debt securities	$8,898,540	$9,202,656

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at June 30, 2011 and December 31, 2010, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2011
Cash equivalents	$1,470,957	$1,470,957	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	822,787	0	822,787	0
Mortgage-backed securities	1,824,036	0	1,824,036	0
Tax-exempt municipal securities	2,489,883	0	2,468,830	21,053
Mortgage-backed securities:
Residential	49,749	0	49,749	0
Commercial	414,963	0	414,963	0
Asset-backed securities	117,385	0	116,286	1,099
Corporate debt securities	3,478,520	0	3,454,422	24,098
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	9,202,656	0	9,151,073	51,583
Securities lending invested collateral	29,737	29,737	0	0

Total invested assets	$10,703,350	$1,500,694	$9,151,073	$51,583

December 31, 2010
Cash equivalents	$1,606,592	$1,606,592	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	711,613	0	711,613	0
Mortgage-backed securities	1,663,179	0	1,663,179	0
Tax-exempt municipal securities	2,433,334	0	2,381,528	51,806
Mortgage-backed securities:
Residential	55,887	0	55,887	0
Commercial	321,031	0	321,031	0
Asset-backed securities	149,751	0	148,545	1,206
Corporate debt securities	3,032,311	0	3,025,097	7,214
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	8,372,439	0	8,306,880	65,559
Securities lending invested collateral	49,636	24,639	24,997	0

Total invested assets	$10,028,667	$1,631,231	$8,331,877	$65,559

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Level 3 assets had a fair value of $51.6 million at June 30, 2011, or less than 0.5% of our total invested assets. During the three and six months ended June 30, 2011 and 2010, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended June 30,
	2011			2010
	Auction Rate Securities	Private Placements/ Venture Capital	Total	Auction Rate Securities	Private Placements/ Venture Capital	Total
	(in thousands)
Beginning balance at April 1	$51,323	$13,492	$64,815	$63,902	$11,920	$75,822
Total gains or losses:
Realized in earnings	0	(380)	(380)	0	17	17
Unrealized in other comprehensive income	1,831	696	2,527	821	570	1,391
Purchases	0	17,000	17,000	0	3,000	3,000
Sales/calls	(32,525)	(373)	(32,898)	(2,500)	(500)	(3,000)
Settlements	425	94	519	(10,750)	(466)	(11,216)

Balance at June 30	$21,054	$30,529	$51,583	$51,473	$14,541	$66,014

	For the six months ended June 30,
	2011			2010
	Auction Rate Securities	Private Placements/ Venture Capital	Total	Auction Rate Securities	Private Placements/ Venture Capital	Total
	(in thousands)
Beginning balance at January 1	$51,806	$13,753	$65,559	$68,814	$23,909	$92,723
Total gains or losses:
Realized in earnings	16	(213)	(197)	16	6,195	6,211
Unrealized in other comprehensive income	1,757	615	2,372	1,368	(4,205)	(2,837)
Purchases	0	17,000	17,000	0	3,167	3,167
Sales/calls	(32,525)	(626)	(33,151)	(2,500)	(13,220)	(15,720)
Settlements	0	0	0	(16,225)	(1,305)	(17,530)

Balance at June 30	$21,054	$30,529	$51,583	$51,473	$14,541	$66,014

There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011 or June 30, 2010.

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,664.0 million at June 30, 2011 and $1,668.8 million at December 31, 2010. The fair value of our long-term debt was $1,824.3 million at June 30, 2011 and $1,746.5 million at December 31, 2010. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of June 30, 2011 and December 31, 2010. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2011 provision will exceed 12 months as of June 30, 2011.

	June 30, 2011		December 31, 2010
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$1,507	$77,686	$1,563	$16,211
Trade accounts payable and accrued expenses	(400,806)	(420,075)	(389,203)	(170,231)

Net current liability	(399,299)	(342,389)	(387,640)	(154,020)

Other long-term assets	4,349	0	0	0
Other long-term liabilities	(147,235)	0	0	0

Net long-term liability	(142,886)	0	0	0

Total net liability	$(542,185)	$(342,389)	$(387,640)	$(154,020)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The realignment of our business segments and corresponding change in our reportable segments, more fully described herein in Note 13, resulted in a change in the composition of our reporting units, the unit of accounting for goodwill. Accordingly, we reassigned goodwill to our reporting units as of January 1, 2011 using the relative fair value approach. Changes in the carrying amount of goodwill, by our new reportable segments, for the six months ended June 30, 2011 were as follows:

	Retail	Employer Group	Health & Well-Being Services	Other Businesses	Total
	(in thousands)
Balance at January 1, 2011	$592,844	$61,990	$1,855,522	$57,453	$2,567,809
Acquisitions	0	0	4,022	0	4,022
Subsequent adjustments	0	0	5,680	0	5,680

Balance at June 30, 2011	$592,844	$61,990	$1,865,224	$57,453	$2,577,511

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2011 and December 31, 2010:

	Weighted	June 30, 2011			December 31, 2010
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
	(in thousands)
Other intangible assets:
Customer contracts/relationships	10.7 yrs	$417,285	$165,807	$251,478	$413,855	$145,997	$267,858
Trade names	19.6 yrs	87,400	4,565	82,835	87,400	2,268	85,132
Provider contracts	16.0 yrs	42,753	13,347	29,406	42,753	11,659	31,094
Noncompetes and other	7.4 yrs	36,937	6,331	30,606	19,475	4,085	15,390

Total other intangible assets	12.2 yrs	$584,375	$190,050	$394,325	$563,483	$164,009	$399,474

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $26.0 million for the six months ended June 30, 2011 and $18.1 million for the six months ended June 30, 2010. The following table presents our estimate of amortization expense for 2011 and each of the five next succeeding years:

(in thousands)
For the years ending December 31,:
2011	$53,280
2012	53,102
2013	49,847
2014	45,349
2015	40,017
2016	34,342

8. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income, net of tax, for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$460,287	$340,076	$775,463	$598,844
Net unrealized investment gains and other, net of tax	80,222	88,434	68,446	116,293

Comprehensive income, net of tax	$540,509	$428,510	$843,909	$715,137

9. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per common share results)
Net income available for common stockholders	$460,287	$340,076	$775,463	$598,844

Weighted average outstanding shares of common stock used to compute basic earnings per common share	167,021	168,472	167,146	168,336
Dilutive effect of:
Employee stock options	1,073	533	996	566
Restricted stock	1,466	1,224	1,405	1,252

Shares used to compute diluted earnings per common share	169,560	170,229	169,547	170,154

Basic earnings per common share	$2.76	$2.02	$4.64	$3.56

Diluted earnings per common share	$2.71	$2.00	$4.57	$3.52

Number of antidilutive stock options and restricted stock excluded from computation	139	4,770	1,441	4,904

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

10. STOCKHOLDERS’ EQUITY

In April 2011, our Board of Directors approved a quarterly cash dividend policy and declared a cash dividend to stockholders of $0.25 per share payable on July 28, 2011 to stockholders of record on June 30, 2011. Accordingly, on July 28, 2011, we paid dividends aggregating $41.5 million. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

In addition, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the six months ended June 30, 2010, we repurchased 1.03 million shares in open market transactions for $50.0 million at an average price of $48.76 under the previously approved share repurchase authorization. During the six months ended June 30, 2011, we repurchased 0.8 million shares in open market transactions for $52.6 million at an average price of $63.73 under the previously approved share repurchase authorization and we repurchased 2.5 million shares in open market transactions for $200.1 million at an average price of $78.51 under the new authorization. As of August 1, 2011, the remaining authorized amount under the new authorization totaled $799.9 million.

In connection with employee stock plans, we acquired 0.7 million common shares for $48.1 million and 0.2 million common shares for $7.9 million during the six months ended June 30, 2011 and 2010, respectively.

11. INCOME TAXES

The effective income tax rate was 36.6% for the three months ended June 30, 2011 compared to 36.5% for the three months ended June 30, 2010. For the six months ended June 30, 2011, the effective tax rate was 36.6% compared to 37.1% for the six months ended June 30, 2010. The higher tax rate for the six months ended June 30, 2010 primarily was due to the cumulative adjustment associated with estimating the retrospective aspect of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the March 2010 health insurance reforms.

12. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare business, which accounted for approximately 65% of our total premiums and services revenue for the six months ended June 30, 2011, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare business have been renewed for 2012 and we expect to learn in the Fall of 2011 the status of our product offerings filed with CMS for 2012.

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

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

Our Medicaid business, which accounted for approximately 2% of our total premiums and services revenue for the six months ended June 30, 2011, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us three contracts for the East, Southeast, and Southwest regions for a three year term through June 30, 2013.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our military services business, which accounted for approximately 10% of our total premiums and services revenue for the six months ended June 30, 2011, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2011. On October 5, 2010, we were notified that the Department of Defense, or DoD, TRICARE Management Activity, or TMA, intended to negotiate with us for an extension of our administration of the TRICARE South Region contract, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract became effective. The Amendment added one additional one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). The TMA exercised Option Period IX on March 17, 2011.

As required under the current contract, the target underwritten health care cost and underwriting fee amounts are negotiated separately. Any variance from the target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, any failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another bidder citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On February 25, 2011, TMA awarded the South Region contract to us. On March 7, 2011, the competing bidder filed a protest of the award with the GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. On June 14, 2011, the GAO upheld the award of the contract to us and TMA subsequently lifted the stop work order. On June 21, 2011, the competing bidder filed a complaint in the United States Court of Federal Claims objecting to the award of the contract to us. That case is currently pending before the Court. Ultimate disposition of the contract award is subject to the resolution of the complaint filed by the unsuccessful bidder.

Legal Proceedings and Certain Regulatory Matters

Provider Litigation

Humana Military Healthcare Services, Inc. (“Humana Military”) was named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a purported class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against Humana Military. The Sacred Heart Complaint alleged, among other things, that, Humana Military breached its network agreements with a class of hospitals in six states, including the seven named plaintiffs, that contracted for reimbursement of outpatient services provided to beneficiaries of the DoD’s TRICARE health benefits program (“TRICARE”). The Complaint alleged that Humana Military breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). Humana Military denied that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint sought, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by Humana Military, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requested damages and other relief for its individual claim against

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Humana Military for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with Humana Military to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with Humana Military to submit any such disputes with Humana Military to arbitration. On March 3, 2010, the Court of Appeals reversed the district court’s class certification order and remanded the case to the district court for further proceeding. On June 28, 2010, the plaintiffs sought leave of the district court to amend their complaint to join additional hospital plaintiffs. Humana Military filed its response to the motion on July 28, 2010. The district court granted the plaintiffs’ motion to join 33 additional hospitals on September 24, 2010. On October 27, 2010, the plaintiffs filed their Fourth Amended Complaint claiming the U.S. District Court for the Northern District of Florida has subject matter jurisdiction over the case because the allegations in the complaint raise a substantial question under federal law. The amended complaint asserts no other material changes to the allegations or relief sought by the plaintiffs. Humana Military’s Answer to the Fourth Amended Complaint was filed on November 30, 2010.

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

Internal Investigation

With the assistance of outside counsel, we are conducting an ongoing internal investigation related to certain aspects of our Florida subsidiary operations, and have voluntarily self-reported the existence of this investigation to CMS, the U.S. Department of Justice and the Florida Agency for Health Care Administration. Matters under review include, without limitation, the relationships between certain of our Florida-based employees and providers in our Medicaid and/or Medicare networks, practices related to the financial support of non-profit or provider access centers for Medicaid enrollment and related enrollment processes, and loans to or other financial support of physician practices. We have reported to the regulatory authorities noted above on the progress of our investigation to date, and intend to continue to discuss with these authorities our factual findings as well as any remedial actions we have taken or may take.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

our Medicare Part D prescription plans and the operation of RightSourceRx®, our home delivery pharmacy in Phoenix, Arizona. In July 2010, the government informed us that no additional materials will be sought pursuant to the subpoenas.

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices, certain of which may be styled as class-action lawsuits. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

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

13. SEGMENT INFORMATION

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect managements’ new view of the business and to align our external financial reporting with our new operating and internal financial reporting model. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our new reportable segments and the basis for determining those segments are discussed below.

We manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, we include businesses that are not individually reportable because they do not meet the quantitative thresholds in an Other Businesses category. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Our Health and Well-Being Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of RightSourceRx®, our home delivery pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Service revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed. Product revenues from dispensing prescriptions from our home delivery pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, selecting and establishing prices charged by retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Health and Well-Being Services segment reports revenues on a gross basis including co-share amounts from members collected by third party retail pharmacies at the point of service.

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.0 billion and $0.9 billion for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, these amounts were $2.0 billion and $1.7 billion, respectively.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We do not report total assets by segment since this is not a metric used to assess performance and allocate resources. We allocate most operating expenses to our segments. Certain corporate income and expenses are not allocated to the segments, including investment income not supporting segment operations, interest expense on corporate debt, and certain corporate expenses. These items are managed at the corporate level and are not the responsibility of segment management. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and six months ended June 30, 2011 and 2010, respectively:

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Three months ended June 30, 2011
Revenues - external customers
Premiums:
Medicare Advantage	$4,555,163	$764,595	$0	$0	$0	$5,319,758
Medicare stand-alone PDP	601,345	1,911	0	77,184	0	680,440

Total Medicare	5,156,508	766,506	0	77,184	0	6,000,198

Fully-insured	206,291	1,216,601	0	0	0	1,422,892
Specialty	29,580	233,233	0	0	0	262,813
Military services	0	0	0	934,738	0	934,738
Medicaid and other	0	0	0	228,735	0	228,735

Total premiums	5,392,379	2,216,340	0	1,240,657	0	8,849,376

Services revenue:
Provider	0	0	222,401	0	0	222,401
ASO and other	3,894	86,657	0	27,945	0	118,496
Pharmacy	0	0	2,612	0	0	2,612

Total services revenue	3,894	86,657	225,013	27,945	0	343,509

Total revenues - external customers	5,396,273	2,302,997	225,013	1,268,602	0	9,192,885

Intersegment revenues
Services	0	3,317	2,073,686	0	(2,077,003)	0
Products	0	0	433,869	0	(433,869)	0

Total intersegment revenues	0	3,317	2,507,555	0	(2,510,872)	0

Investment income	18,949	11,793	0	13,371	47,133	91,246

Total revenues	5,415,222	2,318,107	2,732,568	1,281,973	(2,463,739)	9,284,131

Operating expenses:
Benefits	4,390,146	1,799,711	0	1,149,320	(69,409)	7,269,768
Operating costs	490,133	386,925	2,625,168	110,617	(2,420,438)	1,192,405
Depreciation and amortization	31,875	23,062	19,597	2,644	(9,397)	67,781

Total operating expenses	4,912,154	2,209,698	2,644,765	1,262,581	(2,499,244)	8,529,954

Income from operations	503,068	108,409	87,803	19,392	35,505	754,177
Interest expense	0	0	0	0	27,663	27,663

Income before income taxes	$503,068	$108,409	$87,803	$19,392	$7,842	$726,514

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Three months ended June 30, 2010
Revenues - external customers
Premiums:
Medicare Advantage	$4,106,667	$778,542	$0	$0	$0	$4,885,209
Medicare stand-alone PDP	504,296	1,154	0	194,772	0	700,222

Total Medicare	4,610,963	779,696	0	194,772	0	5,585,431

Fully-insured	183,261	1,300,759	0	0	0	1,484,020
Specialty	19,668	224,093	0	0	0	243,761
Military services	0	0	0	885,368	0	885,368
Medicaid and other	0	0	0	178,171	0	178,171

Total premiums	4,813,892	2,304,548	0	1,258,311	0	8,376,751

Services revenue:
Provider	0	0	2,891	0	0	2,891
ASO and other	2,540	100,234	0	27,037	0	129,811
Pharmacy	0	0	0	0	0	0

Total services revenue	2,540	100,234	2,891	27,037	0	132,702

Total revenues - external customers	4,816,432	2,404,782	2,891	1,285,348	0	8,509,453

Intersegment revenues
Services	0	3,279	1,923,802	0	(1,927,081)	0
Products	0	0	306,983	0	(306,983)	0

Total intersegment revenues	0	3,279	2,230,785	0	(2,234,064)	0

Investment income	19,529	10,207	0	10,027	40,027	79,790

Total revenues	4,835,961	2,418,268	2,233,676	1,295,375	(2,194,037)	8,589,243

Operating expenses:
Benefits	3,923,278	1,870,910	0	1,127,876	(52,968)	6,869,096
Operating costs	555,035	414,505	2,176,392	115,248	(2,167,490)	1,093,690
Depreciation and amortization	31,710	25,097	6,411	3,129	(1,966)	64,381

Total operating expenses	4,510,023	2,310,512	2,182,803	1,246,253	(2,222,424)	8,027,167

Income from operations	325,938	107,756	50,873	49,122	28,387	562,076
Interest expense	0	0	0	0	26,222	26,222

Income before income taxes	$325,938	$107,756	$50,873	$49,122	$2,165	$535,854

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Six months ended June 30, 2011
Revenues - external customers
Premiums:
Medicare Advantage	$9,079,789	$1,561,349	$0	$0	$0	$10,641,138
Medicare stand-alone PDP	1,158,817	3,728	0	153,080	0	1,315,625

Total Medicare	10,238,606	1,565,077	0	153,080	0	11,956,763

Fully-insured	407,179	2,415,191	0	0	0	2,822,370
Specialty	55,355	462,884	0	0	0	518,239
Military services	0	0	0	1,858,015	0	1,858,015
Medicaid and other	0	0	0	460,280	0	460,280

Total premiums	10,701,140	4,443,152	0	2,471,375	0	17,615,667

Services revenue:
Provider	0	0	437,447	0	0	437,447
ASO and other	6,767	179,203	0	50,215	0	236,185
Pharmacy	0	0	4,819	0	0	4,819

Total services revenue	6,767	179,203	442,266	50,215	0	678,451

Total revenues - external customers	10,707,907	4,622,355	442,266	2,521,590	0	18,294,118

Intersegment revenues
Services	0	6,598	4,195,077	0	(4,201,675)	0
Products	0	0	868,509	0	(868,509)	0

Total intersegment revenues	0	6,598	5,063,586	0	(5,070,184)	0

Investment income	37,945	23,408	0	25,675	93,703	180,731

Total revenues	10,745,852	4,652,361	5,505,852	2,547,265	(4,976,481)	18,474,849

Operating expenses:
Benefits	8,944,389	3,551,115	0	2,258,759	(139,741)	14,614,522
Operating costs	1,022,545	810,832	5,281,450	229,571	(4,896,150)	2,448,248
Depreciation and amortization	58,860	43,250	40,226	4,352	(12,798)	133,890

Total operating expenses	10,025,794	4,405,197	5,321,676	2,492,682	(5,048,689)	17,196,660

Income from operations	720,058	247,164	184,176	54,583	72,208	1,278,189
Interest expense	0	0	0	0	54,891	54,891

Income before income taxes	$720,058	$247,164	$184,176	$54,583	$17,317	$1,223,298

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Six months ended June 30, 2010
Revenues - external customers
Premiums:
Medicare Advantage	$8,165,834	$1,536,355	$0	$0	$0	$9,702,189
Medicare stand-alone PDP	1,007,809	2,290	0	269,148	0	1,279,247

Total Medicare	9,173,643	1,538,645	0	269,148	0	10,981,436

Fully-insured	362,078	2,628,760	0	0	0	2,990,838
Specialty	37,190	446,241	0	0	0	483,431
Military services	0	0	0	1,730,362	0	1,730,362
Medicaid and other	0	0	0	352,547	0	352,547

Total premiums	9,572,911	4,613,646	0	2,352,057	0	16,538,614

Services revenue:
Provider	0	0	6,054	0	0	6,054
ASO and other	5,341	199,357	0	54,970	0	259,668
Pharmacy	0	0	0	0	0	0

Total services revenue	5,341	199,357	6,054	54,970	0	265,722

Total revenues - external customers	9,578,252	4,813,003	6,054	2,407,027	0	16,804,336

Intersegment revenues
Services	0	6,668	3,831,730	0	(3,838,398)	0
Products	0	0	593,896	0	(593,896)	0

Total intersegment revenues	0	6,668	4,425,626	0	(4,432,294)	0

Investment income	40,737	21,247	0	19,881	83,380	165,245

Total revenues	9,618,989	4,840,918	4,431,680	2,426,908	(4,348,914)	16,969,581

Operating expenses:
Benefits	7,917,327	3,767,841	0	2,104,482	(103,172)	13,686,478
Operating costs	1,051,741	843,329	4,321,088	230,060	(4,291,671)	2,154,547
Depreciation and amortization	59,201	48,515	11,492	6,020	(1,988)	123,240

Total operating expenses	9,028,269	4,659,685	4,332,580	2,340,562	(4,396,831)	15,964,265

Income from operations	590,720	181,233	99,100	86,346	47,917	1,005,316
Interest expense	0	0	0	0	52,536	52,536

Income before income taxes	$590,720	$181,233	$99,100	$86,346	$(4,619)	$952,780

Retail segment operating costs for the three and six months ended June 30, 2010 include $147.5 million for the write-down of deferred acquisition costs associated with our individual major medical policies as discussed more fully in Note 18 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010.

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

Executive Overview

General

Headquartered in Louisville, Kentucky, Humana is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. By leveraging the strengths of our core businesses, we believe that we can better explore opportunities for existing and emerging adjacencies in health care that can further enhance wellness opportunities for the millions of people across the nation with whom we have relationships.

Our industry relies on two key statistics to measure performance. The benefit ratio, which is computed by taking total benefit expenses as a percentage of premiums revenue, represents a statistic used to measure underwriting profitability. The operating cost ratio, which is computed by taking total operating costs as a percentage of total revenue less investment income, represents a statistic used to measure administrative spending efficiency.

2011 Business Segment Realignment

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect managements’ new view of the business and to align our external financial reporting with our new operating and internal financial reporting model. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our new reportable segments and the basis for determining those segments are discussed below.

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

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We do not report total assets by segment since this is not a metric used to assess performance and allocate resources. We allocate most operating expenses to our segments. Certain corporate income and expenses are not allocated to the segments, including investment income not supporting segment operations, interest expense on corporate debt, and certain corporate expenses. These items are managed at the corporate level and are not the responsibility of segment management. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

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

2011 Highlights

Consolidated

•

We experienced favorable prior-period medical claims reserve development of approximately $55.1 million, or $0.21 per diluted common share, for the three months ended June 30, 2011 and $117.0 million, or $0.44 per diluted common share, for the three months ended June 30, 2010. For the six months ended June 30, 2011, we experienced favorable prior-period development of approximately $116.8 million, or $0.44 per diluted common share, compared to $137.5 million, or $0.51 per diluted common share, for the six months ended June 30, 2010.

•

In April 2011, our Board of Directors approved a quarterly cash dividend policy and declared a cash dividend to stockholders of $0.25 per share. The dividend aggregating $41.5 million was paid on July 28, 2011 to stockholders of record on June 30, 2011.

•

In addition, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion. The new authorization will expire June 30, 2013. As of August 1, 2011, the remaining authorized amount under the new authorization totaled $799.9 million.

•

Our year-over-year quarterly and year-to-date comparisons are impacted by the $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies during the three months ended June 30, 2010 as discussed more fully in Note 18 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010.

Retail

•

On April 4, 2011, CMS announced that Medicare Advantage payment rates will increase on average 0.4% sector-wide in 2012. We believe that we can effectively design Medicare Advantage products based upon this level of rate increase while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

Individual Medicare Advantage membership of 1,602,500 at June 30, 2011 increased 141,800 members, or 9.7%, from 1,460,700 at December 31, 2010 and increased 139,600, or 9.5%, from 1,462,900 at June 30, 2010 primarily due to a successful enrollment season associated with the 2011 plan year.

•

Individual Medicare stand-alone PDP membership of 2,408,700 at June 30, 2011 increased 738,400 members, or 44.2%, from 1,670,300 at December 31, 2010 and increased 700,700, or 41.0%, from 1,708,000 at June 30, 2010, primarily due to sales of our new lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan, that we began offering for the 2011 plan year.

•

Our year-over-year quarterly and year-to-date Retail segment comparisons are impacted by the $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies during the three months ended June 30, 2010 as discussed above.

Other Businesses

•

As more fully discussed in Note 12 to the condensed consolidated financial statements, on February 25, 2011, the TMA awarded the TRICARE South Region contract to us. On March 7, 2011, the competing bidder filed a protest of the award with the GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. On June 14, 2011, the GAO upheld the award of the contract to us and TMA subsequently lifted the stop work order. On June 21, 2011, the competing bidder filed a complaint in the United States Court of Federal Claims objecting to the award of the contract to us. That case is currently pending before the Court. As a result of the award of the TRICARE South Region contract to us, we no longer expect a goodwill impairment to occur during the second half of 2011. Ultimate disposition of the contract award is, however, subject to the resolution of the complaint filed by the unsuccessful bidder.

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

•

Effective January 1, 2011, minimum benefit ratios were mandated for all commercial fully-insured medical plans in the large group (85%), small group (80%), and individual (80%) markets, with annual rebates to policyholders if the actual benefit ratios do not meet these minimums. Initial rebate payments will be made in mid-2012.

•

Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels and beginning in 2012, additional cuts to Medicare Advantage plan payments will begin to take effect (plans will receive a range of 95% in high-cost areas to 115% in low-cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, beginning in 2011, the gap in coverage for Medicare Part D prescription drug coverage has begun to incrementally close.

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

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation, and certain aspects of the Health Insurance Reform Legislation are also being challenged in federal court, seeking to limit the scope of or have all or portions of the Health Insurance Reform Legislation declared unconstitutional. Judicial proceedings are subject to appeal and could last for an extended period of time, and we cannot predict the results of any of these proceedings. Congress may also withhold the funding necessary to implement the Health Insurance Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and administrative costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, there can be no assurance that the non-deductible federal premium tax would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes.

Comparison of Results of Operations for 2011 and 2010

The following discussion primarily deals with our results of operations for the three months ended June 30, 2011, or the 2011 quarter, the three months ended June 30, 2010, or the 2010 quarter, the six months ended June 30, 2011, or the 2011 period, and the six months ended June 30, 2010, or the 2010 period.

Consolidated

	For the three months ended June 30,		Change
	2011	2010	Dollars	Percentage
	(dollars in thousands)
Revenues:
Premiums:
Retail	$5,392,379	$4,813,892	$578,487	12.0%
Employer Group	2,216,340	2,304,548	(88,208)	(3.8)%
Other Businesses	1,240,657	1,258,311	(17,654)	(1.4)%

Total premiums	8,849,376	8,376,751	472,625	5.6%

Services:
Retail	3,894	2,540	1,354	53.3%
Employer Group	86,657	100,234	(13,577)	(13.5)%
Health and Well-Being Services	225,013	2,891	222,122	nm
Other Businesses	27,945	27,037	908	3.4%

Total services	343,509	132,702	210,807	158.9%

Investment income	91,246	79,790	11,456	14.4%

Total revenues	9,284,131	8,589,243	694,888	8.1%

Operating expenses:
Benefits	7,269,768	6,869,096	400,672	5.8%
Operating costs	1,192,405	1,093,690	98,715	9.0%
Depreciation and amortization	67,781	64,381	3,400	5.3%

Total operating expenses	8,529,954	8,027,167	502,787	6.3%

Income from operations	754,177	562,076	192,101	34.2%
Interest expense	27,663	26,222	1,441	5.5%

Income before income taxes	726,514	535,854	190,660	35.6%
Provision for income taxes	266,227	195,778	70,449	36.0%

Net income	$460,287	$340,076	$120,211	35.3%

Diluted earnings per common share	$2.71	$2.00	$0.71	35.5%
Benefit ratio(a)	82.2%	82.0%		0.2%
Operating cost ratio(b)	13.0%	12.9%		0.1%
Effective tax rate	36.6%	36.5%		0.1%

	For the six months ended June 30,		Change
	2011	2010	Dollars	Percentage
	(dollars in thousands)
Revenues:
Premiums:
Retail	$10,701,140	$9,572,911	$1,128,229	11.8%
Employer Group	4,443,152	4,613,646	(170,494)	(3.7)%
Other Businesses	2,471,375	2,352,057	119,318	5.1%

Total premiums	17,615,667	16,538,614	1,077,053	6.5%

Services:
Retail	6,767	5,341	1,426	26.7%
Employer Group	179,203	199,357	(20,154)	(10.1)%
Health and Well-Being Services	442,266	6,054	436,212	nm
Other Businesses	50,215	54,970	(4,755)	(8.7)%

Total services	678,451	265,722	412,729	155.3%

Investment income	180,731	165,245	15,486	9.4%

Total revenues	18,474,849	16,969,581	1,505,268	8.9%

Operating expenses:
Benefits	14,614,522	13,686,478	928,044	6.8%
Operating costs	2,448,248	2,154,547	293,701	13.6%
Depreciation and amortization	133,890	123,240	10,650	8.6%

Total operating expenses	17,196,660	15,964,265	1,232,395	7.7%

Income from operations	1,278,189	1,005,316	272,873	27.1%
Interest expense	54,891	52,536	2,355	4.5%

Income before income taxes	1,223,298	952,780	270,518	28.4%
Provision for income taxes	447,835	353,936	93,899	26.5%

Net income	$775,463	$598,844	$176,619	29.5%

Diluted earnings per common share	$4.57	$3.52	$1.05	29.8%
Benefit ratio(a)	83.0%	82.8%		0.2%
Operating cost ratio(b)	13.4%	12.8%		0.6%
Effective tax rate	36.6%	37.1%		(0.5)%

(a)	Represents total benefit expenses as a percentage of premium revenues.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

nm – not meaningful

Summary

Net income was $460.3 million, or $2.71 per diluted common share, in the 2011 quarter compared to $340.1 million, or $2.00 per diluted common share, in the 2010 quarter. Net income was $775.5 million, or $4.57 per diluted common share, in the 2011 period compared to $598.8 million, or $3.52 per diluted common share, in the 2010 period. The increases during the 2011 quarter and period primarily were due to improved operating performance in the Retail, Health and Well-Being Services, and Employer Group Segments. Our diluted earnings per common share include the beneficial impact of favorable prior-period medical claims reserve development of approximately $0.21 per diluted common share for the 2011 quarter compared to $0.44 per diluted common share for the 2010 quarter and $0.44 per diluted common share for the 2011 period compared to $0.51 per diluted common share for the 2010 period. Net income for the 2010 quarter and period also included the negative impact of a $147.5 million ($0.55 per diluted common share) write-down of deferred acquisition costs associated with our individual major medical policies in our Retail Segment.

Premiums

Consolidated premiums increased $472.6 million, or 5.6%, from the 2010 quarter to $8.8 billion for the 2011 quarter, and increased $1.1 billion, or 6.5%, from 2010 period to $17.6 billion for the 2011 period. The increases primarily were due to a $578.5 million, or 12.0%, and $1.1 billion, or 11.8%, year-over-year increase in Retail segment premiums for the 2011 quarter and period, respectively, partially offset by a decline in Employer Group segment premiums. The increase in Retail segment premiums primarily resulted from higher average individual Medicare Advantage membership. The decrease in Employer Group segment premiums primarily resulted from lower average fully-insured commercial group medical membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period.

Services Revenue

Consolidated services revenue increased $210.8 million from the 2010 quarter to $343.5 million for the 2011 quarter. For the 2011 period, services revenue was $678.5 million, an increase of $412.7 million, or 155.3%, compared to the 2010 period. The increases during the 2011 quarter and period were primarily the result of the increase in primary care services revenue in our Health and Well-Being Services segment primarily as a result of the acquisition of Concentra on December 21, 2010.

Investment Income

Investment income totaled $91.2 million for the 2011 quarter, an increase of $11.5 million from the 2010 quarter. For the 2011 period, investment income totaled $180.7 million, an increase of $15.5 million from the 2010 period. These increases primarily reflect higher average invested balances as a result of the reinvestment of operating cash flow.

Benefit Expenses

Consolidated benefit expenses were $7.3 billion for the 2011 quarter, an increase of $400.7 million, or 5.8%, from the 2010 quarter. For the 2011 period, consolidated benefit expenses increased by $928.0 million, or 6.8%, from the 2010 period to $14.6 billion. The increases were primarily due to a $466.9 million, or 11.9%, and $1.0 billion, or 13.0%, year-over-year increase in Retail segment benefit expenses in the 2011 quarter and period, respectively, primarily driven by an increase in the average number of Medicare members.

The consolidated benefit ratio was 82.2% for the 2011 quarter and 83.0% for the 2011 period, each representing a 20 basis point increase from the comparable 2010 quarter and period primarily driven by lower favorable prior-period medical claims reserve development in the 2011 quarter and period than in the 2010 quarter and period.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $98.7 million, or 9.0%, during the 2011 quarter compared to the 2010 quarter. For the 2011 period, consolidated operating costs increased $293.7 million, or 13.6%, compared to the 2010 period. The increases primarily were due to an increase in operating costs in our Health and Well-Being Segment as a result of the acquisition of Concentra on December 21, 2010. The 2010 quarter and period include $147.5 million of operating costs for the write-down of deferred acquisition costs associated with our individual major medical policies in our Retail Segment.

The consolidated operating cost ratio for the 2011 quarter was 13.0%, an increase of 10 basis points from the 2010 quarter. For the 2011 period, the consolidated operating cost ratio was 13.4%, a 60 basis point increase from the 2010 period. The $147.5 million write-down of deferred acquisition costs in the 2010 quarter and period increased the operating cost ratio 180 basis points for the 2010 quarter and 90 basis points for the 2010 period. Excluding the impact of the write-down of deferred acquisition costs in 2010, the increases primarily reflect the greater percentage of our revenues derived from our Health and Well-Being Services segment, which carries a higher operating cost ratio than our other business segments.

Depreciation and Amortization

Depreciation and amortization for the 2011 quarter totaled $67.8 million, an increase of $3.4 million, or 5.3%, from the 2010 quarter. Depreciation and amortization for the 2011 period totaled $133.9 million, an increase of $10.7 million or 8.6% from the 2010 period. The increases primarily reflect depreciation and amortization expense associated with our Concentra operations, acquired on December 21, 2010.

Interest Expense

Interest expense was $27.7 million for the 2011 quarter, increasing $1.4 million, or 5.5% from the 2010 quarter, and $54.9 million for the 2011 period, increasing $2.4 million, or 4.5%, from the 2010 period.

Income Taxes

Our effective tax rate during the 2011 quarter was 36.6% compared to the effective tax rate of 36.5% in the 2010 quarter. The effective tax rate for the 2011 period of 36.6% declined from 37.1% for the 2010 period. The higher tax rate for the 2010 period primarily was due to the cumulative adjustment associated with estimating the retrospective aspect of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Insurance Reform Legislation.

Retail Segment

	June 30,		Change
	2011	2010	Members	Percentage
Membership:
Medical membership:
Medicare Advantage	1,602,500	1,462,900	139,600	9.5%
Medicare stand-alone PDP	2,408,700	1,708,000	700,700	41.0%

Total Medicare	4,011,200	3,170,900	840,300	26.5%
Individual	456,600	407,100	49,500	12.2%

Total medical members	4,467,800	3,578,000	889,800	24.9%

Specialty membership(a)	680,500	440,400	240,100	54.5%

(a)    Specialty products include dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Premiums and Services Revenue:
Premiums:
Medicare Advantage	$4,555,163	$4,106,667	$448,496	10.9%
Medicare stand-alone PDP	601,345	504,296	97,049	19.2%

Total Medicare	5,156,508	4,610,963	545,545	11.8%
Individual	206,291	183,261	23,030	12.6%
Specialty	29,580	19,668	9,912	50.4%

Total premiums	5,392,379	4,813,892	578,487	12.0%

Services	3,894	2,540	1,354	53.3%

Total premiums and services revenue	$5,396,273	$4,816,432	$579,841	12.0%

Income before income taxes	$503,068	$325,938	$177,130	54.3%
Benefit ratio	81.4%	81.5%		(0.1)%
Operating cost ratio	9.1%	11.5%		(2.4)%

	For the six months ended June 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Premiums and Services Revenue:
Premiums:
Medicare Advantage	$9,079,789	$8,165,834	$913,955	11.2%
Medicare stand-alone PDP	1,158,817	1,007,809	151,008	15.0%

Total Medicare	10,238,606	9,173,643	1,064,963	11.6%
Individual	407,179	362,078	45,101	12.5%
Specialty	55,355	37,190	18,165	48.8%

Total premiums	10,701,140	9,572,911	1,128,229	11.8%

Services	6,767	5,341	1,426	26.7%

Total premiums and services revenue	$10,707,907	$9,578,252	$1,129,655	11.8%

Income before income taxes	$720,058	$590,720	$129,338	21.9%
Benefit ratio	83.6%	82.7%		0.9%
Operating cost ratio	9.5%	11.0%		(1.5)%

Pretax Results

•

Retail segment pretax income was $503.1 million in the 2011 quarter, an increase of $177.1 million, or 54.3%, compared to $325.9 million in the 2010 quarter. For the 2011 period, the Retail segment’s pretax income was $720.1 million compared to $590.7 million in the 2010 period, an increase of $129.3 million, or 21.9%. Pretax income for the 2010 quarter and period included the negative impact of a $147.5 million write-down of deferred acquisition costs associated with our individual major medical policies. In addition, the Retail segment’s pretax income for the 2011 quarter and period included the beneficial effect of an estimated $38 million and $72 million, respectively, in favorable prior-period medical claims reserve development versus $40 million and $120 million in the 2010 quarter and period, respectively. Excluding these items, the increase in pretax income for the 2011 quarter and period primarily was driven by higher average Medicare membership.

Enrollment

•	Individual Medicare Advantage membership increased 139,600 members, or 9.5%, from June 30, 2010 to June 30, 2011 due to a successful enrollment season associated with the 2011 plan year.

•

Individual Medicare stand-alone PDP membership increased 700,700 members, or 41.0%, from June 30, 2010 to June 30, 2011 primarily from higher gross sales year-over-year, particularly due to our low-price-point Humana Walmart-Preferred Rx Plan that we began offering for the 2011 plan year.

•	Specialty membership increased 240,100, or 54.5%, from June 30, 2010 to June 30, 2011 primarily driven by increased sales in dental and vision offerings.

Premiums

•

Retail segment premiums increased $578.5 million, or 12.0%, from the 2010 quarter to the 2011 quarter and increased $1.1 billion, or 11.8%, from the 2010 period to the 2011 period. The increases primarily were due to a 9.4% and 10.0% increase for the 2011 quarter and period, respectively, in average individual Medicare Advantage membership compared to the 2010 quarter and period. Medicare stand-alone PDP premium revenues increased $97.0 million, or 19.2%, during the 2011 quarter compared to the 2010 quarter and increased $151.0 million, or 15.0%, during the 2011 period compared to the 2010 period. These increases primarily were due to a 39.5% and 36.4% increase in average PDP membership for the 2011 quarter and period, respectively, compared to the 2010 quarter and period, partially offset by decreases in Medicare stand-alone PDP per member premiums for the same periods. This was primarily a result of sales of our low-price-point Humana Walmart-Preferred Rx Plan that we began offering for the 2011 plan year.

Benefit expenses

•

The Retail segment benefit ratio decreased 10 basis points from 81.5% in the 2010 quarter to 81.4% in the 2011 quarter. For the 2011 period, the Retail segment benefit ratio increased 90 basis points to 83.6% from 82.7% for the 2010 period, primarily due to lower favorable prior-period medical claims reserve development in the 2011 period than in the 2010 period. This favorable reserve development decreased the Retail segment benefit ratio by approximately 70 basis points in both the 2011 quarter and period versus approximately 80 basis points and 130 basis points in the 2010 quarter and period, respectively. Excluding the impact of the favorable development, the increase in the benefit ratio in the 2011 period compared to the 2010 period reflects a significant increase in our Medicare stand-alone PDP membership in the 2011 period. As discussed previously, the Medicare stand-alone PDP product design carries a higher benefit ratio in the first quarter and the benefit ratio generally decreases as the year progresses.

Operating costs

•

The Retail segment operating cost ratio of 9.1% for the 2011 quarter decreased 240 basis points from 11.5% for the 2010 quarter. The Retail segment operating cost ratio of 9.5% for the 2011 period decreased 150 basis points from 11.0% for the 2010 period. The $147.5 million write-down of deferred acquisition costs in the 2010 quarter and period increased the operating cost ratio 300 basis points for the 2010 quarter and 160 basis points for the 2010 period. Excluding the impact of the write-down of deferred acquisition costs, the increase in the operating cost ratio year-over-year primarily reflects a higher percentage of membership in the Humana Walmart-Preferred Rx Plan which carries a higher operating cost ratio than other Medicare stand-alone PDP products.

Employer Group Segment

	June 30,		Change
	2011	2010	Members	Percentage
Membership:
Medical membership:
Medicare Advantage	282,000	269,500	12,500	4.6%
Medicare Advantage ASO	27,700	28,700	(1,000)	(3.5)%

Total Medicare Advantage	309,700	298,200	11,500	3.9%

Medicare stand-alone PDP	4,100	2,400	1,700	70.8%

Total Medicare	313,800	300,600	13,200	4.4%
Fully-insured medical	1,186,200	1,295,400	(109,200)	(8.4)%
ASO	1,313,600	1,582,600	(269,000)	(17.0)%

Total medical members	2,813,600	3,178,600	(365,000)	(11.5)%

Specialty membership(a)	6,669,600	6,806,900	(137,300)	(2.0)%

(a)	Specialty products include dental, vision, and other supplemental products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Premiums and Services Revenue:
Premiums:
Medicare Advantage	$764,595	$778,542	$(13,947)	(1.8)%
Medicare stand-alone PDP	1,911	1,154	757	65.6%

Total Medicare	766,506	779,696	(13,190)	(1.7)%
Fully-insured medical	1,216,601	1,300,759	(84,158)	(6.5)%
Specialty	233,233	224,093	9,140	4.1%

Total premiums	2,216,340	2,304,548	(88,208)	(3.8)%

Services	86,657	100,234	(13,577)	(13.5)%

Total premiums and services revenue	$2,302,997	$2,404,782	$(101,785)	(4.2)%

Income before income taxes	$108,409	$107,756	$653	0.6%
Benefit ratio	81.2%	81.2%		0.0%
Operating cost ratio	16.8%	17.2%		(0.4)%

	For the six months ended June 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Premiums and Services Revenue:
Premiums:
Medicare Advantage	$1,561,349	$1,536,355	$24,994	1.6%
Medicare stand-alone PDP	3,728	2,290	1,438	62.8%

Total Medicare	1,565,077	1,538,645	26,432	1.7%
Fully-insured medical	2,415,191	2,628,760	(213,569)	(8.1)%
Specialty	462,884	446,241	16,643	3.7%

Total premiums	4,443,152	4,613,646	(170,494)	(3.7)%

Services	179,203	199,357	(20,154)	(10.1)%

Total premiums and services revenue	$4,622,355	$4,813,003	$(190,648)	(4.0)%

Income before income taxes	$247,164	$181,233	$65,931	36.4%
Benefit ratio	79.9%	81.7%		(1.8)%
Operating cost ratio	17.5%	17.5%		0.0%

Pretax Results

•

Employer Group segment pretax income increased $0.7 million, or 0.6%, from the 2010 quarter to $108.4 million in the 2011 quarter, and increased $65.9 million, or 36.4%, from the 2010 period to $247.2 million for the 2011 period primarily due to a shift to a more profitable mix of membership. In addition, the quarterly comparison reflects lower favorable prior-period medical claims reserve development in the 2011 quarter than in the 2010 quarter. The Employer Group segment’s pretax income for the 2011 quarter and period included the beneficial effect of an estimated $17 million and $33 million, respectively, in favorable prior-period medical claims reserve development versus $77 million and $18 million in the 2010 quarter and period, respectively.

Enrollment

•

Employer Group fully-insured commercial medical membership decreased 109,200, or 8.4%, from June 30, 2010 to June 30, 2011 primarily due to the continued pricing discipline in a highly competitive environment for large group business partially offset by small group business membership gains.

•

Employer Group ASO commercial medical membership decreased 269,000, or 17.0%, from June 30, 2010 to June 30, 2011 primarily due to the loss of a large ASO account in July 2010 and continued pricing discipline in a highly competitive environment for self-funded accounts.

Premiums

•

Employer Group segment premiums decreased $88.2 million, or 3.8%, to $2.2 billion for the 2011 quarter from $2.3 billion for the 2010 quarter. For the 2011 period, Employer Group segment premiums decreased by $170.5 million, or 3.7%, from the 2010 period to $4.4 billion. These declines primarily were due to lower average commercial group medical membership year-over-year.

Benefit expenses

•

The Employer Group segment benefit ratio of 81.2% for the 2011 quarter was unchanged from the 2010 quarter. The Employer Group segment benefit ratio decreased 180 basis points from 81.7% in the 2010 period to 79.9% in the 2011 period. These ratios primarily reflect lower utilization of benefits year-over-year, particularly in our commercial business, combined with a higher percentage of the segment’s membership in small group accounts which generally have a lower benefit ratio than larger group accounts, with the quarter comparison offset by lower favorable prior-period medical claims reserve development in the 2011 quarter versus the 2010 quarter. This favorable reserve development decreased the Employer Group segment benefit ratio by approximately 80 basis points in both the 2011 quarter and period, respectively, versus 330 basis points and 30 basis points in the 2010 quarter and period, respectively.

Operating costs

•

The Employer Group segment operating cost ratio of 16.8% for the 2011 quarter decreased 40 basis points from 17.2% for the 2010 quarter primarily reflecting administrative scale efficiencies associated with an increase in average fully-insured Medicare Advantage group membership. The Employer Group segment operating cost ratio of 17.5% for the 2011 period was unchanged from the 2010 period.

Health and Well-Being Services Segment

	For the three months ended June 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Revenues:
Services:
Primary care services	$219,509	$417	$219,092	nm
Integrated wellness services	2,892	2,474	418	16.9%
Pharmacy solutions	2,612	0	2,612	100.0%

Total services revenues	225,013	2,891	222,122	nm

Intersegment revenues:
Pharmacy solutions	2,402,697	2,146,170	256,527	12.0%
Primary care services	44,707	34,245	10,462	30.6%
Integrated wellness services	41,805	42,407	(602)	(1.4)%
Home care services	18,346	7,963	10,383	130.4%

Total intersegment revenues	2,507,555	2,230,785	276,770	12.4%

Total services and intersegment revenues	$2,732,568	$2,233,676	$498,892	22.3%

Income before income taxes	$87,803	$50,873	$36,930	72.6%
Operating cost ratio	96.1%	97.4%		(1.3)%

	For the six months ended June 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Revenues:
Services:
Primary care services	$431,498	$908	$430,590	nm
Integrated wellness services	5,949	5,146	803	15.6%
Pharmacy solutions	4,819	0	4,819	100.0%

Total services revenues	442,266	6,054	436,212	nm

Intersegment revenues:
Pharmacy solutions	4,857,556	4,257,396	600,160	14.1%
Primary care services	87,424	69,082	18,342	26.6%
Integrated wellness services	83,681	83,909	(228)	(0.3)%
Home care services	34,925	15,239	19,686	129.2%

Total intersegment revenues	5,063,586	4,425,626	637,960	14.4%

Total services and intersegment revenues	$5,505,852	$4,431,680	$1,074,172	24.2%

Income before income taxes	$184,176	$99,100	$85,076	85.8%
Operating cost ratio	95.9%	97.5%		(1.6)%

nm – not meaningful

Pretax results

•

Health and Well-Being Services segment pretax income increased $36.9 million, or 72.6%, from the 2010 quarter to $87.8 million for the 2011 quarter. The segment’s pretax income for the 2011 period increased $85.1 million, or 85.8%, from the 2010 period to $184.2 million. The increases primarily were due to growth in our pharmacy solutions business together with the addition of the Concentra business, acquired on December 21, 2010.

Services revenue

•

Primary care services revenue increased $219.1 million and $430.6 million from the 2010 quarter and period, respectively, to $219.5 million and $431.5 million for the 2011 quarter and period, respectively, primarily due to the acquisition of Concentra on December 21, 2010.

Intersegment revenues

•

Intersegment revenues increased $276.8 million, or 12.4%, from the 2010 quarter to $2.5 billion for the 2011 quarter and increased $638.0 million, or 14.4%, from the 2010 period to $5.1 billion for the 2011 period. The increases primarily were due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•

The Health and Well-Being Services segment operating cost ratio of 96.1% for the 2011 quarter decreased 130 basis points from the 2010 quarter. The operating cost ratio for the 2011 period was 95.9%, decreasing 160 basis points from the 2010 period. These declines primarily reflect scale efficiencies associated with growth in our pharmacy solutions business together with the addition of our recently acquired Concentra operations which carry a lower operating cost ratio than other lines of business in this segment.

Other Businesses

Pretax income for our Other Businesses of $19.4 million for the 2011 quarter compares to $49.1 million for the 2010 quarter. The pretax income for our Other Businesses for the 2011 period decreased $31.8 million compared to the 2010 pretax income. The declines were primarily due to a decrease in pretax income associated with our contract with CMS to administer the Limited Income Newly Eligible Transition (LI-NET) program.

Liquidity

Our primary sources of cash include receipts of premiums, service revenues, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. Our primary uses of cash include disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital.

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Cash and cash equivalents decreased to $1,567.8 million at June 30, 2011 from $1,673.1 million at December 31, 2010. The change in cash and cash equivalents for the six months ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
	(in thousands)
Net cash provided by operating activities	$956,665	$1,079,962
Net cash used in investing activities	(858,849)	(672,141)
Net cash used in financing activities	(203,129)	(22,427)

(Decrease) increase in cash and cash equivalents	$(105,313)	$385,394

Cash Flow from Operating Activities

The decrease in operating cash flows from the 2010 period to the 2011 period primarily results from the timing of working capital items, partially offset by an increase in earnings.

Comparisons of our operating cash flows are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	2011 Period Change	2010 Period Change

	(in thousands)
Military services:
Base receivables	$483,606	$424,786	$58,820	$17,564
Change orders	3,035	2,052	983	(173)

Military services subtotal	486,641	426,838	59,803	17,391
Medicare	725,252	216,080	509,172	400,044
Commercial and other	414,694	367,570	47,124	84,376
Allowance for doubtful accounts	(80,195)	(51,470)	(28,725)	(329)

Total net receivables	$1,546,392	$959,018	$587,374	$501,482

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $58.8 million increase in base receivables from December 31, 2010 to June 30, 2011 and the $17.6 million increase in base receivables from December 31, 2009 to June 30, 2010.

Medicare receivables increased $509.2 million from December 31, 2010 to June 30, 2011, as compared to an increase of $400.0 million from December 31, 2009 to June 30, 2010. Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model. In connection with our July 2011 payment from CMS, we collected $385.9 million associated with the risk-adjustment model. This is consistent with the collection pattern in 2010.

Commercial and other receivables increased $47.1 million and the allowance for doubtful accounts increased $28.7 million from December 31, 2010 to June 30, 2011 primarily due to the Concentra acquisition. The $84.4 million increase in commercial and other receivables from December 31, 2009 to June 30, 2010 primarily resulted from the timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid business.

The detail of benefits payable was as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	2011 Period Change	2010 Period Change

	(in thousands)
IBNR(1)	$2,057,165	$2,051,227	$5,938	$238,437
Military services benefits payable(2)	331,998	255,180	76,818	22,536
Reported claims in process(3)	416,665	136,803	279,862	18,622
Other benefits payable(4)	1,147,357	1,026,096	121,261	327,554

Total benefits payable	$3,953,185	$3,469,306	$483,879	$607,149

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2010 to June 30, 2011 primarily was due to an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff as well as an increase in amounts owed to providers under capitated and risk sharing arrangements primarily due to Medicare Advantage membership growth. The increase in benefits payable from December 31, 2009 to June 30, 2010 primarily was due to an increase in IBNR as well as an increase in amounts owed to providers under capitated and risk sharing arrangements, both primarily as a result of Medicare Advantage membership growth.

In addition to the timing of receipts for premiums and ASO fees and payments of benefit expenses, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS. Payment under the risk corridor provisions is made in the fourth quarter of each year.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $738.9 million in the 2011 period and $653.9 million in the 2010 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $129.2 million in the 2011 period compared to $91.4 million in the 2010 period. Excluding acquisitions, we expect total capital expenditures in 2011 of approximately $280 million versus $222 million for the full year 2010.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $188.4 million higher than claims payments during the 2011 period and $236.3 million higher than claim payments during the 2010 period.

During the 2011 period, we repurchased 3.4 million shares for $252.7 million under the stock repurchase plans authorized by the Board of Directors in December 2009 and April 2011. During the 2010 period, we repurchased 1.03 million shares for $50.0 million under the stock repurchase plan authorized by the Board of Directors in December 2009. During the 2011 period, we also acquired 0.7 million common shares in connection with employee stock plans for an aggregate cost of $48.1 million compared to 0.2 million shares for an aggregate cost of $7.9 million in the 2010 period.

The remainder of the cash used in or provided by financing activities in the 2011 and 2010 periods primarily resulted from the change in the book overdraft and proceeds from stock option exercises.

Future Sources and Uses of Liquidity

Dividends

In April 2011, our Board of Directors approved a quarterly cash dividend policy and declared a cash dividend to stockholders of $0.25 per share. The dividend aggregating $41.5 million was paid on July 28, 2011 to stockholders of record on June 30, 2011. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Repurchase Authorization

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of August 1, 2011, the remaining authorized amount under the new authorization totaled $799.9 million.

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $5,645.6 million at June 30, 2011 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $7,586.7 million and a leverage ratio of 0.7:1, as measured in accordance with the credit agreement as of June 30, 2011. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At June 30, 2011, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $11.6 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of June 30, 2011, we had $988.4 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $36.7 million at June 30, 2011 represent junior subordinated debt of $36.1 million and financing for the renovation of a building of $0.6 million. The junior subordinated debt, which is due in 2037, may be called by us without penalty in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2011 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1.9 million, up to a maximum 100 basis points, or annual interest expense by $7.5 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Cash, cash equivalents and short-term investments at the parent company increased $436.8 million to $990.4 million at June 30, 2011 compared to $553.6 million at December 31, 2010 primarily due to dividends to our parent company from our operating subsidiaries partially offset by share repurchases. Such dividends were approximately $1.0 billion in the 2011 period compared to approximately $747 million in 2010. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2011, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.7 billion, which exceeded aggregate minimum regulatory requirements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with an average S&P credit rating of AA- at June 30, 2011. Our net unrealized gain position increased $107.6 million from a net unrealized gain position of $196.5 million at December 31, 2010 to a net unrealized gain position of $304.1 million at June 30, 2011. At June 30, 2011, we had gross unrealized losses of $22.7 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the three and six months ended June 30, 2011. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.8 years as of June 30, 2011. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $410 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2011.

Based on our evaluation, our CEO, CFO, and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 17, 2011, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to February 17, 2011:

•

On February 25, 2011, the Department of Defense TRICARE Management Activity, or TMA, awarded the TRICARE South Region contract to us. On March 7, 2011, the competing bidder filed a protest of the award with the Government Accountability Office, or GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. On June 14, 2011, the GAO upheld the award of the contract to us and TMA subsequently lifted the stop work order. On June 21, 2011, the competing bidder filed a complaint in the United States Court of Federal Claims objecting to the award of the contract to us. That case is currently pending before the Court. As a result of the award of the TRICARE South Region contract to us, we no longer expect a goodwill impairment to occur during the second half of 2011. Ultimate disposition of the contract award is, however, subject to the resolution of the complaint filed by the unsuccessful bidder.

•	Our business activities are subject to extensive government regulation relating to the privacy of individually identifiable information.

The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act – which was one part of the American Recovery and Reinvestment Act of 2009 – significantly broadened the scope of the privacy and security regulations of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Among other requirements, the HITECH Act mandates individual notification in the event of a breach of unsecured, individually identifiable health information, provides enhanced penalties for HIPAA violations, and grants enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights. On October 30, 2009, HHS issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA. On July 14, 2010, HHS issued a Proposed Rule containing modifications to privacy standards, security standards and enforcement actions. In addition, HHS is currently in the process of finalizing regulations addressing security breach notification requirements. HHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009. HHS then drafted a Final Rule which was submitted to OMB but subsequently withdrawn by HHS on July 29, 2010. Currently, the Interim Final Rule remains in effect but the withdrawal suggests that when HHS issues the Final Rule, which it has indicated it intends to do in the next several months, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information are likely to be more onerous than those contained in the Interim Final Rule. On May 31, 2011, HHS issued a Proposed Rule on Accounting of Disclosures greatly expanding the scope of the technical logging requirements to mandate inclusion of the names, dates and times when a record was accessed even if no action is taken on the record.

In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. Violations of HIPAA or applicable federal or state laws or regulations could subject us to significant criminal or civil penalties, including significant monetary penalties. Compliance with HIPAA and other privacy regulations requires significant systems enhancements, training and administrative effort. An investigation or initiation of civil or criminal actions could have a material adverse effect on our results of operations, financial position and cash flows, and our business reputation could suffer significantly.

•

Federal government contracts account for a substantial portion of our revenue and earnings. A delay by Congress in raising the federal government’s debt ceiling, should it occur, could lead to a reduction, suspension or cancellation of federal government spending that could, in turn, have a material adverse effect on our business and profitability.

Since 1917, the federal government’s debt ceiling, or the amount of debt the federal government is permitted to borrow, has been limited by statute and can only be raised by an act of Congress. If the federal government should approach its debt ceiling, and if Congress does not act at that time to raise the debt ceiling, federal government spending may be subject to reduction, suspension or cancellation. Because a significant portion of our revenues relates to federal government health care coverage programs, including the Medicare, Military and Medicaid programs, failure to raise the debt ceiling under these circumstances could have a material adverse effect on our results of operations, financial position and cash flows.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in our reports filed with the SEC from time to time, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended June 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2011	0	0	0	1,000,000,000
May 2011	1,918,494	78.41	1,918,494	849,621,501
June 2011	630,671	78.79	630,671	799,947,644

Total	2,549,165	$78.51	2,549,165	$799,947,644

(1)	As announced on April 26, 2011, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of August 1, 2011, the remaining authorized amount under the new authorization totaled $799.9 million.
(2)	Excludes 741,047 shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, respectively; and (iv) Notes to Condensed Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 1, 2011	By:	/S/ JAMES H. BLOEM
James H. Bloem Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 1, 2011	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley Vice President and Controller (Principal Accounting Officer)