Form 10-Q
period 2011-09-30
HUMANA INC
filed 2011-10-31
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2011
$0.16 2/3 par value	163,503,806 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2011

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,019,405	$1,673,137
Investment securities	7,864,637	6,872,767
Receivables, less allowance for doubtful accounts of $85,015 in 2011 and $51,470 in 2010:	1,036,317	959,018
Securities lending invested collateral	5,486	49,636
Other current assets	706,493	583,141

Total current assets	13,632,338	10,137,699

Property and equipment, net	850,888	815,337
Long-term investment securities	1,695,943	1,499,672
Goodwill	2,579,916	2,567,809
Other long-term assets	1,140,644	1,082,736

Total assets	$19,899,729	$16,103,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,868,428	$3,469,306
Trade accounts payable and accrued expenses	2,332,638	1,624,832
Book overdraft	298,587	409,385
Securities lending payable	11,482	55,693
Unearned revenues	2,005,366	185,410

Total current liabilities	8,516,501	5,744,626
Long-term debt	1,661,552	1,668,849
Future policy benefits payable	1,580,585	1,492,855
Other long-term liabilities	283,121	272,867

Total liabilities	12,041,759	9,179,197

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 192,804,649 shares issued at September 30, 2011 and 190,244,741 shares issued at December 31, 2010	32,133	31,707
Capital in excess of par value	1,913,665	1,737,207
Retained earnings	6,667,005	5,529,001
Accumulated other comprehensive income	279,844	120,584
Treasury stock, at cost, 29,300,843 shares at September 30, 2011 and 21,795,051 shares at December 31, 2010	(1,034,677)	(494,443)

Total stockholders’ equity	7,857,970	6,924,056

Total liabilities and stockholders’ equity	$19,899,729	$16,103,253

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share results)
Revenues:
Premiums	$8,852,536	$8,134,645	$26,468,203	$24,673,259
Services	356,212	128,917	1,034,663	394,639
Investment income	91,895	87,250	272,626	252,495

Total revenues	9,300,643	8,350,812	27,775,492	25,320,393

Operating expenses:
Benefits	7,146,530	6,641,264	21,761,052	20,327,742
Operating costs	1,361,657	1,002,398	3,809,905	3,156,945
Depreciation and amortization	66,671	58,717	200,561	181,957

Total operating expenses	8,574,858	7,702,379	25,771,518	23,666,644

Income from operations	725,785	648,433	2,003,974	1,653,749
Interest expense	27,065	26,143	81,956	78,679

Income before income taxes	698,720	622,290	1,922,018	1,575,070
Provision for income taxes	253,960	229,069	701,795	583,005

Net income	$444,760	$393,221	$1,220,223	$992,065

Basic earnings per common share	$2.71	$2.35	$7.34	$5.90

Diluted earnings per common share	$2.67	$2.32	$7.24	$5.84

Dividends declared per common share	$0.25	$0.00	$0.50	$0.00

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$1,220,223	$992,065
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(7,255)	(12,286)
Stock-based compensation	52,778	52,104
Depreciation and amortization	225,164	196,603
Provision (benefit) for deferred income taxes	12,102	(115,923)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(77,299)	15,592
Other assets	(205,092)	119,728
Benefits payable	399,122	504,337
Other liabilities	391,892	520,771
Unearned revenues	1,819,931	(15,073)
Other, net	44,414	31,253

Net cash provided by operating activities	3,875,980	2,289,171

Cash flows from investing activities
Acquisitions, net of cash acquired	(13,652)	(10,120)
Purchases of property and equipment	(215,926)	(152,432)
Purchases of investment securities	(2,667,353)	(3,582,352)
Maturities of investment securities	1,084,062	1,492,601
Proceeds from sales of investment securities	625,461	1,298,912
Change in securities lending collateral	44,211	88,321

Net cash used in investing activities	(1,143,197)	(865,070)

Cash flows from financing activities
Receipts from CMS contract deposits	2,135,321	1,319,874
Withdrawals from CMS contract deposits	(1,909,875)	(1,117,655)
Change in securities lending payable	(44,211)	(88,321)
Change in book overdraft	(110,798)	(133,235)
Common stock repurchases	(540,234)	(108,170)
Dividends paid	(41,494)	0
Excess tax benefit from stock-based compensation	12,246	1,406
Proceeds from stock option exercises and other	112,530	11,264

Net cash used in financing activities	(386,515)	(114,837)

Increase in cash and cash equivalents	2,346,268	1,309,264
Cash and cash equivalents at beginning of period	1,673,137	1,613,588

Cash and cash equivalents at end of period	$4,019,405	$2,922,852

Supplemental cash flow disclosures:
Interest payments	$67,894	$66,403
Income tax payments, net	$717,654	$632,745

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2010, that was filed with the Securities and Exchange Commission, or the SEC, on February 17, 2011 as retrospectively adjusted in our current report on Form 8-K filed with the SEC on October 20, 2011. We refer to the Form 10-K and Form 8-K collectively as the “2010 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare and TRICARE contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2010 Form 10-K for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Realignment of Business Segments

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. We manage and report our operating results using the following segments: Retail, Employer Group, and Health and Well-Being Services. We also disclose results for Other Businesses. All respective amounts related to the segment change have been retrospectively adjusted throughout the financial statements. Our segment information is more fully described in Note 13.

As a result of changing our reportable segments, we also changed the classification of certain revenues and costs. Beginning January 1, 2011, costs of certain health and well-being services were reclassified as benefits expense including costs incurred by our wholly-owned mail order pharmacy from transactions with our members that were historically classified as selling, general and administrative (and now titled operating costs), as well as depreciation and amortization expenses. The effect of this reclassification is to account for the cost of providing these benefits to our members similarly whether the services are provided via a third party provider or internally through a stand-alone subsidiary. Likewise, co-share amounts from our members associated with our wholly-owned mail order pharmacy operations, historically classified as other revenue, are now classified as a reduction of benefits expense. The remaining items previously classified as other revenue, primarily consisting of patient service revenue associated with our Concentra Inc. subsidiary, which was acquired in December 2010, were combined with our previous administrative services fee revenue and are now classified as services revenue. Prior period amounts have been reclassified to conform to the new presentation. These adjustments had no impact on net income, cash flows or equity. Further, none of these adjustments impacted our regulated subsidiaries.

Depreciation and amortization expense associated with certain businesses in our Health and Well-Being Services segment delivering benefits to our members, primarily associated with our pharmacy operations, are now included with benefits expense. The amount of this expense was $7.9 million and $5.8 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the amount of this expense was $24.6 million and $14.6 million, respectively.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board, or FASB, issued new guidance that will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The new guidance is effective, for us, beginning with annual and interim impairment tests performed in 2012. Early adoption is permitted, including for our 2011 annual impairment test which will be performed in the fourth quarter of 2011. We are currently evaluating the new guidance.

In July 2011, the FASB issued new guidance regarding how health insurers should recognize and classify fees mandated by The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation). The Health Insurance Reform Legislation imposes a non-deductible annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The guidance requires that the liability for the fee be estimated and recorded in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The new guidance is effective for us when the fee is initially imposed in calendar year 2014.

In June 2011, the FASB issued new guidance requiring the presentation of other comprehensive income in a statement presented with equal prominence to the other primary financial statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and requires one of two alternatives for the presentation of items of net income and other comprehensive income: (1) in a single continuous statement referred to as the statement of comprehensive income, or (2) in two separate, but consecutive statements. Under either alternative, each component of net income and each component of other comprehensive income, together with totals for each, as well as total comprehensive income would need to be displayed. The new guidance is effective for us, beginning with the filing of our Form 10-Q for the three months ending March 31, 2012, with retrospective application required. Early adoption is permitted. As the new guidance only affects the presentation of other comprehensive income, it will not have a material impact on our results of operations, financial condition, or cash flows.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

There are no other recently issued accounting standards that apply to us or that will have a material impact on our results of operations, financial condition, or cash flows.

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

During the third quarter of 2011, we entered into definitive agreements to acquire the California-based Medicare Advantage health maintenance organizations (HMO) Arcadian Management Services, Inc. and MD Care, Inc. These companies, on a combined basis, serve Medicare Advantage HMO members in 15 U.S. states, and offer us an opportunity to expand our Medicare footprint and grow our Medicare enrollment. The closings of these acquisitions are subject to federal and/or state regulatory approvals.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at September 30, 2011 and December 31, 2010, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$859,543	$21,656	$(480)	$880,719
Mortgage-backed securities	1,711,452	91,379	(1,179)	1,801,652
Tax-exempt municipal securities	2,617,120	112,228	(3,659)	2,725,689
Mortgage-backed securities:
Residential	48,557	512	(1,641)	47,428
Commercial	371,278	17,798	(1,165)	387,911
Asset-backed securities	106,186	1,397	(130)	107,453
Corporate debt securities	3,393,537	238,427	(27,569)	3,604,395
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	$9,113,006	$483,397	$(35,823)	$9,560,580

December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697,816	$14,412	$(615)	$711,613
Mortgage-backed securities	1,614,569	49,783	(1,173)	1,663,179
Tax-exempt municipal securities	2,439,659	37,294	(43,619)	2,433,334
Mortgage-backed securities:
Residential	58,017	545	(2,675)	55,887
Commercial	306,291	14,911	(171)	321,031
Asset-backed securities	148,068	1,727	(44)	149,751
Corporate debt securities	2,906,228	139,793	(13,710)	3,032,311
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	$8,175,981	$258,465	$(62,007)	$8,372,439

We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Investment securities with a fair value of $8.1 million at September 30, 2011 and $54.0 million at December 31, 2010 were on loan as of those respective dates. At September 30, 2011, all collateral from lending our investment securities was in the form of cash which has been reinvested in money market funds.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2011 and December 31, 2010, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$168,248	$(480)	$0	$0	$168,248	$(480)
Mortgage-backed securities	23,462	(517)	19,428	(662)	42,890	(1,179)
Tax-exempt municipal securities	140,105	(1,634)	66,439	(2,025)	206,544	(3,659)
Mortgage-backed securities:
Residential	4,911	(104)	25,560	(1,537)	30,471	(1,641)
Commercial	42,559	(1,165)	0	0	42,559	(1,165)
Asset-backed securities	18,932	(112)	3,656	(18)	22,588	(130)
Corporate debt securities	681,567	(25,344)	16,505	(2,225)	698,072	(27,569)

Total debt securities	$1,079,784	$(29,356)	$131,588	$(6,467)	$1,211,372	$(35,823)

December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$141,766	$(615)	$0	$0	$141,766	$(615)
Mortgage-backed securities	110,358	(1,054)	5,557	(119)	115,915	(1,173)
Tax-exempt municipal securities	1,168,221	(33,218)	97,809	(10,401)	1,266,030	(43,619)
Mortgage-backed securities:
Residential	0	0	32,671	(2,675)	32,671	(2,675)
Commercial	0	0	2,752	(171)	2,752	(171)
Asset-backed securities	17,069	(42)	283	(2)	17,352	(44)
Corporate debt securities	383,677	(9,572)	31,464	(4,138)	415,141	(13,710)

Total debt securities	$1,821,091	$(44,501)	$170,536	$(17,506)	$1,991,627	$(62,007)

Approximately 96% of our debt securities were investment-grade quality at September 30, 2011, with a weighted average credit rating of AA by S&P. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At September 30, 2011, 12% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities, and 23% of our tax-exempt securities were insured by bond insurers and had an equivalent S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities at September 30, 2011 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at September 30, 2011.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

All issuers of securities we own that were trading at an unrealized loss at September 30, 2011 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At September 30, 2011, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2011.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Gross realized gains	$4,894	$4,649	$15,742	$28,402
Gross realized losses	(2,748)	(339)	(8,487)	(16,116)

Net realized capital gains	$2,146	$4,310	$7,255	$12,286

There were no material other-than-temporary impairments for the three and nine months ended September 30, 2011 or 2010.

The contractual maturities of debt securities available for sale at September 30, 2011, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$513,749	$517,127
Due after one year through five years	1,966,077	2,029,429
Due after five years through ten years	2,602,607	2,729,133
Due after ten years	1,793,100	1,940,447
Mortgage and asset-backed securities	2,237,473	2,344,444

Total debt securities	$9,113,006	$9,560,580

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at September 30, 2011 and December 31, 2010, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2011
Cash equivalents	$3,937,536	$3,937,536	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	880,719	0	880,719	0
Mortgage-backed securities	1,801,652	0	1,801,652	0
Tax-exempt municipal securities	2,725,689	0	2,704,249	21,440
Mortgage-backed securities:
Residential	47,428	0	47,428	0
Commercial	387,911	0	387,911	0
Asset-backed securities	107,453	0	106,388	1,065
Corporate debt securities	3,604,395	0	3,579,918	24,477
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	9,560,580	0	9,508,265	52,315
Securities lending invested collateral	5,486	5,486	0	0

Total invested assets	$13,503,602	$3,943,022	$9,508,265	$52,315

December 31, 2010
Cash equivalents	$1,606,592	$1,606,592	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	711,613	0	711,613	0
Mortgage-backed securities	1,663,179	0	1,663,179	0
Tax-exempt municipal securities	2,433,334	0	2,381,528	51,806
Mortgage-backed securities:
Residential	55,887	0	55,887	0
Commercial	321,031	0	321,031	0
Asset-backed securities	149,751	0	148,545	1,206
Corporate debt securities	3,032,311	0	3,025,097	7,214
Redeemable preferred stock	5,333	0	0	5,333

Total debt securities	8,372,439	0	8,306,880	65,559
Securities lending invested collateral	49,636	24,639	24,997	0

Total invested assets	$10,028,667	$1,631,231	$8,331,877	$65,559

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Level 3 assets had a fair value of $52.3 million at September 30, 2011, or less than 0.5% of our total invested assets. During the three and nine months ended September 30, 2011 and 2010, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended September 30,
	2011			2010
	Auction Rate Securities	Private Placements/ Venture Capital	Total	Auction Rate Securities	Private Placements/ Venture Capital	Total
	(in thousands)
Beginning balance at July 1	$21,054	$30,529	$51,583	$51,473	$14,541	$66,014
Total gains or losses:
Realized in earnings	0	11	11	0	19	19
Unrealized in other comprehensive income	486	381	867	(54)	(34)	(88)
Purchases	0	0	0	0	167	167
Sales/calls	(100)	(46)	(146)	0	0	0
Settlements	0	0	0	(50)	(30)	(80)

Balance at September 30	$21,440	$30,875	$52,315	$51,369	$14,663	$66,032

	For the nine months ended September 30,
	2011			2010
	Auction Rate Securities	Private Placements/ Venture Capital	Total	Auction Rate Securities	Private Placements/ Venture Capital	Total
	(in thousands)
Beginning balance at January 1	$51,806	$13,753	$65,559	$68,814	$23,909	$92,723
Total gains or losses:
Realized in earnings	16	(202)	(186)	16	6,214	6,230
Unrealized in other comprehensive income	2,243	996	3,239	1,314	(4,239)	(2,925)
Purchases	0	17,000	17,000	0	3,334	3,334
Sales/calls	(32,625)	(672)	(33,297)	(2,500)	(13,220)	(15,720)
Settlements	0	0	0	(16,275)	(1,335)	(17,610)

Balance at September 30	$21,440	$30,875	$52,315	$51,369	$14,663	$66,032

There were no material transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011 or September 30, 2010.

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,661.6 million at September 30, 2011 and $1,668.8 million at December 31, 2010. The fair value of our long-term debt was $1,837.5 million at September 30, 2011 and $1,746.5 million at December 31, 2010. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of September 30, 2011 and December 31, 2010. Amounts included below relating to the 2010 contract year for the net risk corridor payable of $380.0 million and the CMS subsidies payable of $98.3 million at September 30, 2011 are expected to be settled in the fourth quarter of 2011.

	September 30, 2011		December 31, 2010
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in thousands)
Other current assets	$2,840	$26,691	$1,563	$16,211
Trade accounts payable and accrued expenses	(623,572)	(406,157)	(389,203)	(170,231)

Net current liability	$(620,732)	$(379,466)	$(387,640)	$(154,020)

As disclosed in Note 2 to the consolidated financial statements included in our 2010 Form 10-K, reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Beginning in 2011, the Health Reform Legislation mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or benefit expense for these discounts or subsidies. We have included the payable associated with the funding of these discounts with CMS subsidies in the table above.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The realignment of our business segments and corresponding change in our reportable segments, more fully described herein in Note 13, resulted in a change in the composition of our reporting units, the unit of accounting for goodwill. Accordingly, we reassigned goodwill to our reporting units as of January 1, 2011 using the relative fair value approach. Changes in the carrying amount of goodwill, by our new reportable segments, for the nine months ended September 30, 2011 were as follows:

	Retail	Employer Group	Health & Well-Being Services	Other Businesses	Total
	(in thousands)
Balance at January 1, 2011	$592,844	$61,990	$1,855,522	$57,453	$2,567,809
Acquisitions	0	0	6,427	0	6,427
Subsequent adjustments	0	0	5,680	0	5,680

Balance at September 30, 2011	$592,844	$61,990	$1,867,629	$57,453	$2,579,916

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010:

	Weighted Average Life	September 30, 2011			December 31, 2010
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Other intangible assets:
Customer contracts/relationships	10.7 yrs	$417,290	$175,714	$241,576	$413,855	$145,997	$267,858
Trade names	19.6 yrs	87,400	5,713	81,687	87,400	2,268	85,132
Provider contracts	16.0 yrs	42,753	14,192	28,561	42,753	11,659	31,094
Noncompetes and other	7.4 yrs	36,940	8,094	28,846	19,475	4,085	15,390

Total other intangible assets	12.2 yrs	$584,383	$203,713	$380,670	$563,483	$164,009	$399,474

Amortization expense for other intangible assets was approximately $39.7 million for the nine months ended September 30, 2011 and $28.6 million for the nine months ended September 30, 2010. The following table presents our estimate of amortization expense for 2011 and each of the five next succeeding years:

(in thousands)
For the years ending December 31,:
2011	$53,294
2012	53,104
2013	49,849
2014	45,351
2015	40,019
2016	34,343

8. COMPREHENSIVE INCOME

The following table presents details supporting the computation of comprehensive income, net of tax, for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$444,760	$393,221	$1,220,223	$992,065
Net unrealized investment gains and other, net of tax	92,174	103,328	163,859	224,675
Reclassification adjustment for net realized gains included in net income, net of tax	(1,360)	(2,731)	(4,599)	(7,785)

Comprehensive income, net of tax	$535,574	$493,818	$1,379,483	$1,208,955

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per common share results)
Net income available for common stockholders	$444,760	$393,221	$1,220,223	$992,065

Weighted average outstanding shares of common stock used to compute basic earnings per common share	164,121	167,574	166,138	168,082
Dilutive effect of:
Employee stock options	895	634	962	589
Restricted stock	1,564	1,374	1,458	1,293

Shares used to compute diluted earnings per common share	166,580	169,582	168,558	169,964

Basic earnings per common share	$2.71	$2.35	$7.34	$5.90

Diluted earnings per common share	$2.67	$2.32	$7.24	$5.84

Number of antidilutive stock options and restricted stock excluded from computation	168	3,256	1,017	4,355

10. STOCKHOLDERS’ EQUITY

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2011:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
6/30/2011	7/28/2011	$0.25	$41.5
9/30/2011	10/28/2011	$0.25	$40.7

In addition, in October 2011, our Board of Directors declared a cash dividend to stockholders of $0.25 per share payable on January 31, 2012 to stockholders of record on December 30, 2011.

Stock Repurchases

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the nine months ended September 30, 2010, we repurchased 1.99 million shares in open market transactions for $100.0 million at an average price of $50.17 under the previously approved share repurchase authorization. During the nine months ended September 30, 2011, we repurchased 0.8 million shares in open market transactions for $52.6 million at an average price of $63.73 under the previously

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

approved share repurchase authorization and we repurchased 5.9 million shares in open market transactions for $438.9 million at an average price of $74.01 under the new authorization. As of October 31, 2011, the remaining authorized amount under the new authorization totaled $561.3 million.

In connection with employee stock plans, we acquired 0.8 million common shares for $48.7 million and 0.2 million common shares for $8.2 million during the nine months ended September 30, 2011 and 2010, respectively.

11. INCOME TAXES

The effective income tax rate was 36.3% for the three months ended September 30, 2011 compared to 36.8% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the effective tax rate was 36.5% compared to 37.0% for the nine months ended September 30, 2010. The higher tax rate for the nine months ended September 30, 2010 primarily was due to the cumulative adjustment associated with estimating the retrospective aspect of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Insurance Reform Legislation.

12. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 65% of our total premiums and services revenue for the nine months ended September 30, 2011, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2012, and all of our product offerings filed with CMS for 2012 have been approved.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Our Medicaid business, which accounted for approximately 2% of our total premiums and services revenue for the nine months ended September 30, 2011, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us three contracts for the East, Southeast, and Southwest regions for a three year term through June 30, 2013.

The loss of any of the contracts above or significant changes in these programs as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our military services business, which accounted for approximately 10% of our total premiums and services revenue for the nine months ended September 30, 2011, primarily consists of the TRICARE South Region contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2011. On October 5, 2010, we were notified that the Department of Defense, or DoD, TRICARE Management Activity, or TMA, intended to negotiate with us for an extension of our administration of the TRICARE South Region contract, and on January 6, 2011, an Amendment of Solicitation/Modification of Contract to the TRICARE South Region contract became effective. The Amendment added one additional one-year option period, Option Period IX (which runs from April 1, 2011 through March 31, 2012). The TMA exercised Option Period IX on March 17, 2011.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

the event government reimbursements were to decline from projected amounts, any failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

In July 2009, we were notified by the DoD that we were not awarded the third generation TRICARE program contract for the South Region which had been subject to competing bids. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another bidder citing discrepancies between the award criteria and procedures prescribed in the request for proposals issued by the DoD and those that appear to have been used by the DoD in making its contractor selection. In October 2009, we learned that the GAO had upheld our protest, determining that the TMA evaluation of our proposal had unreasonably failed to fully recognize and reasonably account for the likely cost savings associated with our record of obtaining network provider discounts from our established network in the South Region. On February 25, 2011, TMA awarded the South Region contract to us. On March 7, 2011, the competing bidder filed a protest of the award with the GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. On June 14, 2011, the GAO upheld the award of the contract to us and TMA subsequently lifted the stop work order. On June 21, 2011, the competing bidder filed a complaint in the United States Court of Federal Claims objecting to the award of the contract to us. On October 14, 2011, the Court upheld the award of the contract to us, and the competing bidder has until December 13, 2011 to appeal it to the Court of Appeals for the Federal Circuit. Ultimate disposition of the contract award is subject to the resolution of any additional actions the unsuccessful bidder may take.

Legal Proceedings and Certain Regulatory Matters

Provider Litigation

Humana Military Healthcare Services, Inc. (“Humana Military”) was named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint), a purported class action lawsuit filed on February 5, 2007 in the U.S. District Court for the Northern District of Florida asserting contract and fraud claims against Humana Military. The Sacred Heart Complaint alleged, among other things, that, Humana Military breached its network agreements with a class of hospitals in six states, including the seven named plaintiffs, that contracted for reimbursement of outpatient services provided to beneficiaries of the DoD’s TRICARE health benefits program (“TRICARE”). The Complaint alleged that Humana Military breached its network agreements when it failed to reimburse the hospitals based on negotiated discounts for non-surgical outpatient services performed on or after October 1, 1999, and instead reimbursed them based on published CHAMPUS Maximum Allowable Charges (so-called “CMAC rates”). Humana Military denied that it breached the network agreements with the hospitals and asserted a number of defenses to these claims. The Complaint sought, among other things, the following relief for the purported class members: (i) damages as a result of the alleged breach of contract by Humana Military, (ii) taxable costs of the litigation, (iii) attorneys fees, and (iv) any other relief the court deems just and proper. Separate and apart from the class relief, named plaintiff Sacred Heart Health System Inc. requested damages and other relief for its individual claim against Humana Military for fraud in the inducement to contract. On September 25, 2008, the district court certified a class consisting of all institutional healthcare service providers in TRICARE former Regions 3 and 4 which had network agreements with Humana Military to provide outpatient non-surgical services to CHAMPUS/TRICARE beneficiaries as of November 18, 1999, excluding those network providers who contractually agreed with Humana Military to submit any such disputes with Humana Military to arbitration. On March 3, 2010, the Court of Appeals reversed the district court’s class certification order and remanded the case to the district court for further proceeding. On June 28, 2010, the plaintiffs sought leave of the district court to amend their complaint to join additional hospital plaintiffs. Humana Military filed its response to the motion on July 28, 2010. The district court granted the plaintiffs’ motion to join 33 additional hospitals on September 24, 2010. On October 27, 2010, the plaintiffs filed their Fourth Amended Complaint claiming the U.S. District Court for the Northern District of Florida has subject matter jurisdiction over the case because the allegations in the complaint raise a substantial question under federal law. The amended complaint asserts no other material changes to the allegations or relief sought by the plaintiffs. Humana Military’s Answer to the Fourth Amended Complaint was filed on November 30, 2010. We are currently involved in discovery on this matter, with trial currently scheduled for October 2012.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. Humana Military Healthcare Services, Inc., the named plaintiffs filed an arbitration demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs originally sought certification of a class consisting of all institutional healthcare service providers that had contracts with Humana Military to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. Humana Military submitted its response to the demand for arbitration on May 1, 2009. The plaintiffs have subsequently withdrawn their motion for class certification. On June 18, 2010, plaintiffs submitted their amended arbitration complaint. Humana Military’s answer to the complaint was submitted on July 9, 2010. An arbitration trial was held from September 26, 2011 to October 7, 2011, and the parties are waiting for a decision.

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

On September 10, 2009, the Office of Inspector General, or OIG, of the United States Department of Health and Human Services issued subpoenas to us and our subsidiary, Humana Pharmacy, Inc., seeking documents related to our Medicare Part D prescription plans and the operation of RightSourceRx®, our mail order pharmacy in Phoenix, Arizona. In July 2010, the government informed us that no additional materials will be sought pursuant to the subpoenas.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices, certain of which may be styled as class-action lawsuits. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation. Under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.

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

13. SEGMENT INFORMATION

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect management’s new view of the business and to align our external financial reporting with our new operating and internal financial reporting model. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our new reportable segments and the basis for determining those segments are discussed below.

We currently manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, we include businesses that are not individually reportable because they do not meet the quantitative thresholds in an Other Businesses category. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Our Health and Well-Being Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of RightSourceRx®, our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Service revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed. Product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, selecting and establishing prices charged by retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Health and Well-Being Services segment reports revenues on a gross basis including co-share amounts from members collected by third party retail pharmacies at the point of service.

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.1 billion and $0.9 billion for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, these amounts were $3.1 billion and $2.6 billion, respectively.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2010 Form 10-K. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We do not report total assets by segment since this is not a metric used to assess performance and allocate resources. We allocate most operating expenses to our segments. Certain corporate income and expenses are not allocated to the segments, including investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at the corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and nine months ended September 30, 2011 and 2010, respectively:

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Three months ended September 30, 2011
Revenues - external customers
Premiums:
Medicare Advantage	$4,566,087	$802,957	$0	$0	$0	$5,369,044
Medicare stand-alone PDP	578,786	1,910	0	42,524	0	623,220

Total Medicare	5,144,873	804,867	0	42,524	0	5,992,264

Fully-insured	221,632	1,185,285	0	0	0	1,406,917
Specialty	33,149	235,050	0	0	0	268,199
Military services	0	0	0	943,984	0	943,984
Medicaid and other	0	0	0	241,172	0	241,172

Total premiums	5,399,654	2,225,202	0	1,227,680	0	8,852,536

Services revenue:
Provider	0	0	233,608	0	0	233,608
ASO and other	4,597	88,699	0	26,444	0	119,740
Pharmacy	0	0	2,864	0	0	2,864

Total services revenue	4,597	88,699	236,472	26,444	0	356,212

Total revenues - external customers	5,404,251	2,313,901	236,472	1,254,124	0	9,208,748

Intersegment revenues
Services	0	3,715	2,129,915	0	(2,133,630)	0
Products	0	0	461,213	0	(461,213)	0

Total intersegment revenues	0	3,715	2,591,128	0	(2,594,843)	0

Investment income	19,023	11,879	0	14,324	46,669	91,895

Total revenues	5,423,274	2,329,495	2,827,600	1,268,448	(2,548,174)	9,300,643

Operating expenses:
Benefits	4,249,209	1,856,934	0	1,116,702	(76,315)	7,146,530
Operating costs	602,878	405,853	2,723,334	121,574	(2,491,982)	1,361,657
Depreciation and amortization	29,738	20,851	20,701	2,450	(7,069)	66,671

Total operating expenses	4,881,825	2,283,638	2,744,035	1,240,726	(2,575,366)	8,574,858

Income from operations	541,449	45,857	83,565	27,722	27,192	725,785
Interest expense	0	0	0	0	27,065	27,065

Income before income taxes	$541,449	$45,857	$83,565	$27,722	$127	$698,720

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Three months ended September 30, 2010
Revenues - external customers
Premiums:
Medicare Advantage	$4,075,532	$723,378	$0	$0	$0	$4,798,910
Medicare stand-alone PDP	504,929	1,153	0	73,501	0	579,583

Total Medicare	4,580,461	724,531	0	73,501	0	5,378,493

Fully-insured	189,503	1,275,945	0	0	0	1,465,448
Specialty	21,663	216,814	0	0	0	238,477
Military services	0	0	0	873,588	0	873,588
Medicaid and other	0	0	0	178,639	0	178,639

Total premiums	4,791,627	2,217,290	0	1,125,728	0	8,134,645

Services revenue:
Provider	0	0	3,815	0	0	3,815
ASO and other	3,116	94,884	0	27,102	0	125,102
Pharmacy	0	0	0	0	0	0

Total services revenue	3,116	94,884	3,815	27,102	0	128,917

Total revenues - external customers	4,794,743	2,312,174	3,815	1,152,830	0	8,263,562

Intersegment revenues
Services	0	3,224	1,843,235	0	(1,846,459)	0
Products	0	0	342,777	0	(342,777)	0

Total intersegment revenues	0	3,224	2,186,012	0	(2,189,236)	0

Investment income	21,265	11,165	0	11,482	43,338	87,250

Total revenues	4,816,008	2,326,563	2,189,827	1,164,312	(2,145,898)	8,350,812

Operating expenses:
Benefits	3,879,424	1,818,752	0	1,021,082	(77,994)	6,641,264
Operating costs	461,038	407,117	2,106,079	118,551	(2,090,387)	1,002,398
Depreciation and amortization	27,625	21,704	8,211	2,664	(1,487)	58,717

Total operating expenses	4,368,087	2,247,573	2,114,290	1,142,297	(2,169,868)	7,702,379

Income from operations	447,921	78,990	75,537	22,015	23,970	648,433
Interest expense	0	0	0	0	26,143	26,143

Income (loss) before income taxes	$447,921	$78,990	$75,537	$22,015	$(2,173)	$622,290

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Nine months ended September 30, 2011
Revenues - external customers
Premiums:
Medicare Advantage	$13,645,876	$2,364,306	$0	$0	$0	$16,010,182
Medicare stand-alone PDP	1,737,603	5,638	0	195,604	0	1,938,845

Total Medicare	15,383,479	2,369,944	0	195,604	0	17,949,027

Fully-insured	628,811	3,600,476	0	0	0	4,229,287
Specialty	88,504	697,934	0	0	0	786,438
Military services	0	0	0	2,801,999	0	2,801,999
Medicaid and other	0	0	0	701,452	0	701,452

Total premiums	16,100,794	6,668,354	0	3,699,055	0	26,468,203

Services revenue:
Provider	0	0	671,055	0	0	671,055
ASO and other	11,364	267,902	0	76,659	0	355,925
Pharmacy	0	0	7,683	0	0	7,683

Total services revenue	11,364	267,902	678,738	76,659	0	1,034,663

Total revenues - external customers	16,112,158	6,936,256	678,738	3,775,714	0	27,502,866

Intersegment revenues
Services	0	10,313	6,324,992	0	(6,335,305)	0
Products	0	0	1,329,722	0	(1,329,722)	0

Total intersegment revenues	0	10,313	7,654,714	0	(7,665,027)	0

Investment income	56,968	35,287	0	39,999	140,372	272,626

Total revenues	16,169,126	6,981,856	8,333,452	3,815,713	(7,524,655)	27,775,492

Operating expenses:
Benefits	13,193,598	5,408,049	0	3,375,461	(216,056)	21,761,052
Operating costs	1,625,423	1,216,685	8,004,784	351,145	(7,388,132)	3,809,905
Depreciation and amortization	88,598	64,101	60,927	6,802	(19,867)	200,561

Total operating expenses	14,907,619	6,688,835	8,065,711	3,733,408	(7,624,055)	25,771,518

Income from operations	1,261,507	293,021	267,741	82,305	99,400	2,003,974
Interest expense	0	0	0	0	81,956	81,956

Income before income taxes	$1,261,507	$293,021	$267,741	$82,305	$17,444	$1,922,018

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in thousands)
Nine months ended September 30, 2010
Revenues - external customers
Premiums:
Medicare Advantage	$12,241,366	$2,259,733	$0	$0	$0	$14,501,099
Medicare stand-alone PDP	1,512,738	3,443	0	342,649	0	1,858,830

Total Medicare	13,754,104	2,263,176	0	342,649	0	16,359,929

Fully-insured	551,581	3,904,705	0	0	0	4,456,286
Specialty	58,853	663,055	0	0	0	721,908
Military services	0	0	0	2,603,950	0	2,603,950
Medicaid and other	0	0	0	531,186	0	531,186

Total premiums	14,364,538	6,830,936	0	3,477,785	0	24,673,259

Services revenue:
Provider	0	0	9,869	0	0	9,869
ASO and other	8,457	294,241	0	82,072	0	384,770
Pharmacy	0	0	0	0	0	0

Total services revenue	8,457	294,241	9,869	82,072	0	394,639

Total revenues - external customers	14,372,995	7,125,177	9,869	3,559,857	0	25,067,898

Intersegment revenues
Services	0	9,892	5,674,965	0	(5,684,857)	0
Products	0	0	936,673	0	(936,673)	0

Total intersegment revenues	0	9,892	6,611,638	0	(6,621,530)	0

Investment income	62,002	32,412	0	31,363	126,718	252,495

Total revenues	14,434,997	7,167,481	6,621,507	3,591,220	(6,494,812)	25,320,393

Operating expenses:
Benefits	11,796,751	5,586,593	0	3,125,564	(181,166)	20,327,742
Operating costs	1,512,779	1,250,446	6,427,167	348,611	(6,382,058)	3,156,945
Depreciation and amortization	86,826	70,219	19,703	8,684	(3,475)	181,957

Total operating expenses	13,396,356	6,907,258	6,446,870	3,482,859	(6,566,699)	23,666,644

Income from operations	1,038,641	260,223	174,637	108,361	71,887	1,653,749
Interest expense	0	0	0	0	78,679	78,679

Income (loss) before income taxes	$1,038,641	$260,223	$174,637	$108,361	$(6,792)	$1,575,070

Retail segment operating costs for the nine months ended September 30, 2010 include $147.5 million for the write-down of deferred acquisition costs associated with our individual commercial medical policies as discussed more fully in Note 18 to the consolidated financial statements included in our 2010 Form 10-K.

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2010 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 17, 2011, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

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

2011 Business Segment Realignment

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect management’s new view of the business and to align our external financial reporting with our new operating and internal financial reporting model. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our new reportable segments and the basis for determining those segments are discussed below.

Business Segments

We currently manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, we include other businesses that are not reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles in an Other Businesses category. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products marketed to employer groups. The Health and Well-Being Services segment includes services offered to our health plan members as well as to third parties that promote health and wellness, including primary care, pharmacy, integrated wellness, and home care services. The Other Businesses category consists of our Military services, primarily our TRICARE South Region contract, Medicaid, and closed-block long-term care businesses as well as our contract with CMS to administer the LI-NET program.

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We do not report total assets by segment since this is not a metric used to assess performance and allocate resources. We allocate most operating expenses to our segments. Certain corporate income and expenses are not allocated to the segments, including investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at the corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

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

2011 Highlights

Consolidated

•

We experienced favorable prior-period medical claims reserve development of approximately $34 million, or $0.13 per diluted common share, for the three months ended September 30, 2011 as compared to $84 million, or $0.31 per diluted common share, for the three months ended September 30, 2010. For the nine months ended September 30, 2011, we experienced favorable prior-period development of approximately $151 million, or $0.57 per diluted common share, compared to $194 million, or $0.72 per diluted common share, for the nine months ended September 30, 2010.

•

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy and we subsequently paid a cash dividend of $0.25 per share to stockholders of record on each of June 30, 2011 and September 30, 2011.

•

In addition, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion. The new authorization will expire June 30, 2013. As of October 31, 2011, the remaining authorized amount under the new authorization totaled $561.3 million.

•

Our year-to-date comparisons are impacted by the $147.5 million write-down of deferred acquisition costs associated with our individual commercial medical policies during the nine months ended September 30, 2010 as discussed more fully in Note 18 to the consolidated financial statements included in our 2010 Form 10-K.

Retail

•

On April 4, 2011, CMS announced that Medicare Advantage payment rates will increase on average 0.4% sector-wide in 2012. We believe we effectively designed Medicare Advantage products based upon this level of rate increase while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

Individual Medicare Advantage membership of 1,613,400 at September 30, 2011 increased 152,700 members, or 10.5%, from 1,460,700 at December 31, 2010 and increased 151,200, or 10.3%, from 1,462,200 at September 30, 2010 primarily due to a successful enrollment season associated with the 2011 plan year.

•

Individual Medicare stand-alone PDP membership of 2,478,100 at September 30, 2011 increased 807,800 members, or 48.4%, from 1,670,300 at December 31, 2010 and increased 789,900, or 46.8%, from 1,688,200 at September 30, 2010, primarily due to sales of our new lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan, that we began offering for the 2011 plan year.

•

Our year-to-date Retail segment comparisons are impacted by the $147.5 million write-down of deferred acquisition costs associated with our individual commercial medical policies during the nine months ended September 30, 2010 as discussed above.

•

During the third quarter of 2011, we entered into definitive agreements to acquire the California-based Medicare Advantage health maintenance organizations (HMO) Arcadian Management Services, Inc. and MD Care, Inc. These companies, on a combined basis, serve approximately 79,000 Medicare Advantage HMO members in 15 U.S. states, and offer us an opportunity to expand our Medicare footprint and grow our Medicare enrollment. The closings of these acquisitions are subject to federal and/or state regulatory approvals.

Other Businesses

•

As more fully discussed in Note 12 to the condensed consolidated financial statements, on February 25, 2011, the TMA awarded the TRICARE South Region contract to us. On March 7, 2011, the competing bidder filed a protest of the award with the GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. On June 14, 2011, the GAO upheld the award of the contract to us and TMA subsequently lifted the stop work order. On June 21, 2011, the competing bidder filed a complaint in the United States Court of Federal Claims objecting to the award of the contract to us. On October 14, 2011, the Court upheld the award of the contract to us, and the competing bidder has until December 13, 2011 to appeal it in the Court of Appeals for the Federal Circuit. As a result of the award of the TRICARE South Region contract to us, we no longer expect a goodwill impairment to occur during the second half of 2011. Ultimate disposition of the contract award is, however, subject to the resolution of any additional actions the unsuccessful bidder may take.

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

•

Effective January 1, 2011, minimum benefit ratios were mandated for all commercial fully-insured medical plans in the large group (85%), small group (80%), and individual (80%) markets, with annual rebates to policyholders if the actual benefit ratios, calculated in a manner prescribed by HHS, do not meet these minimums. Beginning in 2011, we accrued for rebates, based on the manner prescribed by HHS, with initial rebate payments to be made in mid-2012. Our benefit ratios reported herein, calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, differ from the benefit ratios calculated as prescribed by HHS under the Health Insurance Reform Legislation. The more noteworthy differences include the fact that the benefit ratio calculations prescribed by HHS are calculated separately by state and legal entity; reflect actuarial adjustments where the membership levels are not large enough to create credible size; exclude some of our health insurance products; include taxes and fees as reductions of premium; treat changes in reserves differently than GAAP; and classify rebate amounts as additions to incurred claims as opposed to adjustments to premiums for GAAP reporting.

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

In addition, certain provisions in the Health Insurance Reform Legislation tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) will be eligible for a quality bonus in their basic premium rates. Initially quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three Star plans for a three year period through 2014.

Notwithstanding successful efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

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

Comparison of Results of Operations for 2011 and 2010

The following discussion primarily deals with our results of operations for the three months ended September 30, 2011, or the 2011 quarter, the three months ended September 30, 2010, or the 2010 quarter, the nine months ended September 30, 2011, or the 2011 period, and the nine months ended September 30, 2010, or the 2010 period.

Consolidated

	For the three months ended September 30,		Change
	2011	2010	Dollars	Percentage
	(dollars in thousands)
Revenues:
Premiums:
Retail	$5,399,654	$4,791,627	$608,027	12.7%
Employer Group	2,225,202	2,217,290	7,912	0.4%
Other Businesses	1,227,680	1,125,728	101,952	9.1%

Total premiums	8,852,536	8,134,645	717,891	8.8%

Services:
Retail	4,597	3,116	1,481	47.5%
Employer Group	88,699	94,884	(6,185)	(6.5)%
Health and Well-Being Services	236,472	3,815	232,657	nm
Other Businesses	26,444	27,102	(658)	(2.4)%

Total services	356,212	128,917	227,295	176.3%

Investment income	91,895	87,250	4,645	5.3%

Total revenues	9,300,643	8,350,812	949,831	11.4%

Operating expenses:
Benefits	7,146,530	6,641,264	505,266	7.6%
Operating costs	1,361,657	1,002,398	359,259	35.8%
Depreciation and amortization	66,671	58,717	7,954	13.5%

Total operating expenses	8,574,858	7,702,379	872,479	11.3%

Income from operations	725,785	648,433	77,352	11.9%
Interest expense	27,065	26,143	922	3.5%

Income before income taxes	698,720	622,290	76,430	12.3%
Provision for income taxes	253,960	229,069	24,891	10.9%

Net income	$444,760	$393,221	$51,539	13.1%

Diluted earnings per common share	$2.67	$2.32	$0.35	15.1%
Benefit ratio(a)	80.7%	81.6%		(0.9)%
Operating cost ratio(b)	14.8%	12.1%		2.7%
Effective tax rate	36.3%	36.8%		(0.5)%

	For the nine months ended September 30,		Change
	2011	2010	Dollars	Percentage
	(dollars in thousands)
Revenues:
Premiums:
Retail	$16,100,794	$14,364,538	$1,736,256	12.1%
Employer Group	6,668,354	6,830,936	(162,582)	(2.4)%
Other Businesses	3,699,055	3,477,785	221,270	6.4%

Total premiums	26,468,203	24,673,259	1,794,944	7.3%

Services:
Retail	11,364	8,457	2,907	34.4%
Employer Group	267,902	294,241	(26,339)	(9.0)%
Health and Well-Being Services	678,738	9,869	668,869	nm
Other Businesses	76,659	82,072	(5,413)	(6.6)%

Total services	1,034,663	394,639	640,024	162.2%

Investment income	272,626	252,495	20,131	8.0%

Total revenues	27,775,492	25,320,393	2,455,099	9.7%

Operating expenses:
Benefits	21,761,052	20,327,742	1,433,310	7.1%
Operating costs	3,809,905	3,156,945	652,960	20.7%
Depreciation and amortization	200,561	181,957	18,604	10.2%

Total operating expenses	25,771,518	23,666,644	2,104,874	8.9%

Income from operations	2,003,974	1,653,749	350,225	21.2%
Interest expense	81,956	78,679	3,277	4.2%

Income before income taxes	1,922,018	1,575,070	346,948	22.0%
Provision for income taxes	701,795	583,005	118,790	20.4%

Net income	$1,220,223	$992,065	$228,158	23.0%

Diluted earnings per common share	$7.24	$5.84	$1.40	24.0%
Benefit ratio(a)	82.2%	82.4%		(0.2)%
Operating cost ratio(b)	13.9%	12.6%		1.3%
Effective tax rate	36.5%	37.0%		(0.5)%

(a)	Represents total benefit expenses as a percentage of premium revenues.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

nm – not meaningful

Summary

Net income was $444.8 million, or $2.67 per diluted common share, in the 2011 quarter compared to $393.2 million, or $2.32 per diluted common share, in the 2010 quarter. Net income was $1.2 billion, or $7.24 per diluted common share, in the 2011 period compared to $992.1 million, or $5.84 per diluted common share, in the 2010 period. The increases during the 2011 quarter and period primarily were due to improved operating performance in the Retail and Health and Well-Being Services segments. Our diluted earnings per common share include the beneficial impact of favorable prior-period medical claims reserve development of approximately $0.13 per diluted common share for the 2011 quarter compared to $0.31 per diluted common share for the 2010 quarter and $0.57 per diluted common share for the 2011 period compared to $0.72 per diluted common share for the 2010 period. Net income for the 2010 period also included the negative impact of a $147.5 million ($0.55 per diluted common share) write-down of deferred acquisition costs associated with our individual commercial medical policies in our Retail Segment.

Premiums

Consolidated premiums increased $717.9 million, or 8.8%, from the 2010 quarter to $8.9 billion for the 2011 quarter, and increased $1.8 billion, or 7.3%, from the 2010 period to $26.5 billion for the 2011 period. The increases primarily were due to a $608.0 million, or 12.7%, and $1.7 billion, or 12.1%, year-over-year increase in Retail segment premiums for the 2011 quarter and period, respectively, partially offset by a decline in Employer Group segment premiums in the 2011 period. The increase in Retail segment premiums primarily resulted from higher average individual Medicare Advantage membership. The decrease in Employer Group segment premiums primarily resulted from lower average fully-insured commercial group medical membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period.

Services Revenue

Consolidated services revenue increased $227.3 million from the 2010 quarter to $356.2 million for the 2011 quarter. For the 2011 period, services revenue was $1.0 billion, an increase of $640.0 million, or 162.2%, compared to the 2010 period. The increases during the 2011 quarter and period were primarily the result of the increase in primary care services revenue in our Health and Well-Being Services segment, primarily as a result of the acquisition of Concentra on December 21, 2010.

Investment Income

Investment income totaled $91.9 million for the 2011 quarter, an increase of $4.6 million from the 2010 quarter, primarily due to higher interest rates. For the 2011 period, investment income totaled $272.6 million, an increase of $20.1 million from the 2010 period primarily reflecting higher interest rates as well as higher average invested balances as a result of the reinvestment of operating cash flow.

Benefit Expenses

Consolidated benefit expenses were $7.1 billion for the 2011 quarter, an increase of $505.3 million, or 7.6%, from the 2010 quarter. For the 2011 period, consolidated benefit expenses increased by $1.4 billion, or 7.1%, from the 2010 period to $21.8 billion. The increases were primarily due to a $369.8 million, or 9.5%, and $1.4 billion, or 11.8%, year-over-year increase in Retail segment benefit expenses in the 2011 quarter and period, respectively, primarily driven by an increase in the average number of Medicare members.

The consolidated benefit ratio was 80.7% for the 2011 quarter, decreasing 90 basis points from the 2010 period, and 82.2% for the 2011 period, decreasing 20 basis points from the comparable 2010 period primarily driven by a decline in the Retail segment benefit ratio, particularly for our individual Medicare Advantage products, partially offset by lower favorable prior-period medical claims reserve development in the 2011 quarter and period than in the 2010 quarter and period on a consolidated basis.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $359.3 million, or 35.8%, during the 2011 quarter compared to the 2010 quarter. For the 2011 period, consolidated operating costs increased $653.0 million, or 20.7%, compared to the 2010 period. The increases primarily were due to an increase in operating costs in our Health and Well-Being Segment as a result of the acquisition of Concentra on December 21, 2010, as well as an increase in operating costs in our Retail segment as a result of increased expenses associated with the Medicare sales season for 2012 offerings which began a month earlier than in the prior year. The 2010 period includes $147.5 million of operating costs for the write-down of deferred acquisition costs associated with our individual commercial medical policies in our Retail Segment.

The consolidated operating cost ratio for the 2011 quarter was 14.8%, an increase of 270 basis points from the 2010 quarter. For the 2011 period, the consolidated operating cost ratio was 13.9%, a 130 basis point increase from the 2010 period. The $147.5 million write-down of deferred acquisition costs in the 2010 period increased the operating cost ratio 60 basis points for the 2010 period. Excluding the impact of the write-down of deferred acquisition costs in 2010, the increases primarily reflect the greater percentage of our revenues derived from Concentra, acquired December 21, 2010, in our Health and Well-Being Services segment, which carries a higher operating cost ratio on external revenues than our other business segments, as well as an increase in the Retail segment operating cost ratio.

Depreciation and Amortization

Depreciation and amortization for the 2011 quarter totaled $66.7 million, an increase of $8.0 million, or 13.5%, from the 2010 quarter. Depreciation and amortization for the 2011 period totaled $200.6 million, an increase of $18.6 million or 10.2% from the 2010 period. The increases primarily reflect depreciation and amortization expense associated with our Concentra operations, acquired on December 21, 2010.

Interest Expense

Interest expense was $27.1 million for the 2011 quarter, increasing $0.9 million, or 3.5% from the 2010 quarter, and $82.0 million for the 2011 period, increasing $3.3 million, or 4.2%, from the 2010 period.

Income Taxes

Our effective tax rate during the 2011 quarter was 36.3% compared to the effective tax rate of 36.8% in the 2010 quarter. The effective tax rate for the 2011 period of 36.5% declined from 37.0% for the 2010 period. The higher tax rate for the 2010 period primarily was due to the cumulative adjustment associated with estimating the retrospective aspect of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Insurance Reform Legislation.

Retail Segment

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	September 30,		Change
	2011	2010	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	1,613,400	1,462,200	151,200	10.3%
Individual Medicare stand-alone PDP	2,478,100	1,688,200	789,900	46.8%

Total individual Medicare	4,091,500	3,150,400	941,100	29.9%
Individual commercial	480,700	412,700	68,000	16.5%

Total medical members	4,572,200	3,563,100	1,009,100	28.3%

Individual specialty membership(a)	755,600	487,000	268,600	55.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$4,566,087	$4,075,532	$490,555	12.0%
Individual Medicare stand-alone PDP	578,786	504,929	73,857	14.6%

Total individual Medicare	5,144,873	4,580,461	564,412	12.3%
Individual commercial	221,632	189,503	32,129	17.0%
Individual specialty	33,149	21,663	11,486	53.0%

Total premiums	5,399,654	4,791,627	608,027	12.7%

Services	4,597	3,116	1,481	47.5%

Total premiums and services revenue	$5,404,251	$4,794,743	$609,508	12.7%

Income before income taxes	$541,449	$447,921	$93,528	20.9%
Benefit ratio	78.7%	81.0%		(2.3)%
Operating cost ratio	11.2%	9.6%		1.6%

	For the nine months ended September 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$13,645,876	$12,241,366	$1,404,510	11.5%
Individual Medicare stand-alone PDP	1,737,603	1,512,738	224,865	14.9%

Total individual Medicare	15,383,479	13,754,104	1,629,375	11.8%
Individual commercial	628,811	551,581	77,230	14.0%
Individual specialty	88,504	58,853	29,651	50.4%

Total premiums	16,100,794	14,364,538	1,736,256	12.1%

Services	11,364	8,457	2,907	34.4%

Total premiums and services revenue	$16,112,158	$14,372,995	$1,739,163	12.1%

Income before income taxes	$1,261,507	$1,038,641	$222,866	21.5%
Benefit ratio	81.9%	82.1%		(0.2)%
Operating cost ratio	10.1%	10.5%		(0.4)%

Pretax Results

•

Retail segment pretax income was $541.4 million in the 2011 quarter, an increase of $93.5 million, or 20.9%, compared to $447.9 million in the 2010 quarter. For the 2011 period, the Retail segment’s pretax income was $1.3 billion compared to $1.0 billion in the 2010 period, an increase of $0.3 billion, or 21.5%. These increases were primarily driven by higher average individual Medicare membership and a lower benefit ratio, discussed below, partially offset by increased expenses associated with the Medicare sales season for 2012 offerings which began a month earlier than in the prior year. Pretax income for the 2010 period included the negative impact of a $147.5 million write-down of deferred acquisition costs associated with our individual commercial medical policies. In addition, the Retail segment’s pretax income for the 2011 quarter and period included the beneficial effect of an estimated $32 million and $104 million, respectively, in favorable prior-period medical claims reserve development versus $63 million and $165 million in the 2010 quarter and period, respectively.

Enrollment

•	Individual Medicare Advantage membership increased 151,200 members, or 10.3%, from September 30, 2010 to September 30, 2011 due to a successful enrollment season associated with the 2011 plan year.

•

Individual Medicare stand-alone PDP membership increased 789,900 members, or 46.8%, from September 30, 2010 to September 30, 2011 primarily from higher gross sales year-over-year, particularly due to our low-price-point Humana Walmart-Preferred Rx Plan that we began offering for the 2011 plan year.

•	Individual specialty membership increased 268,600, or 55.2%, from September 30, 2010 to September 30, 2011 primarily driven by increased sales in dental and vision offerings.

Premiums

•

Retail segment premiums increased $608.0 million, or 12.7%, from the 2010 quarter to the 2011 quarter and increased $1.7 billion, or 12.1%, from the 2010 period to the 2011 period. The increases primarily were due to a 10.0% increase for both the 2011 quarter and period in average individual Medicare Advantage membership compared to the 2010 quarter and period. Individual Medicare stand-alone PDP premium revenues increased $73.9 million, or 14.6%, during the 2011 quarter compared to the 2010 quarter and increased $224.9 million, or 14.9%, during the 2011 period compared to the 2010 period. These increases primarily were due to a 44.9% and 39.2% increase in average individual PDP membership for the 2011 quarter and period, respectively, compared to the 2010 quarter and period, partially offset by decreases in individual Medicare stand-alone PDP per member premiums for the same periods. This was primarily a result of sales of our low-price-point Humana Walmart-Preferred Rx Plan that we began offering for the 2011 plan year.

Benefit expenses

•

The Retail segment benefit ratio decreased 230 basis points from 81.0% in the 2010 quarter to 78.7% in the 2011 quarter. For the 2011 period, the Retail segment benefit ratio decreased 20 basis points to 81.9% from 82.1% for the 2010 period. The declines primarily reflect a lower Medicare Advantage benefit ratio due to lower cost trends arising out of our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, as well as a significant increase in our individual Medicare stand-alone PDP membership in the 2011 quarter and period, partially offset by lower favorable prior-period medical claims reserve development in the 2011 quarter and period than in the 2010 quarter and period, respectively. As discussed previously, the individual Medicare stand-alone PDP product design carries a higher benefit ratio in the first quarter and the benefit ratio generally decreases as the year progresses. Favorable reserve development decreased the Retail segment benefit ratio by approximately 60 basis points and 70 basis points in the 2011 quarter and period, respectively, versus approximately 130 basis points and 120 basis points in the 2010 quarter and period, respectively.

Operating costs

•

The Retail segment operating cost ratio of 11.2% for the 2011 quarter increased 160 basis points from 9.6% for the 2010 quarter primarily reflecting increased expenses associated with the Medicare sales season for 2012 offerings which began a month earlier than in the prior year as well as a higher percentage of membership in individual Medicare stand-alone PDP products in light of the Humana Walmart-Preferred Rx Plan, first offered in 2011, which carry a higher operating cost ratio than other

Medicare products. The Retail segment operating cost ratio of 10.1% for the 2011 period decreased 40 basis points from 10.5% for the 2010 period. The $147.5 million write-down of deferred acquisition costs in the 2010 period increased the operating cost ratio 100 basis points for the 2010 period. Excluding the impact of the write-down of deferred acquisition costs, the increase in the operating cost ratio year-over-year primarily reflects the same factors impacting the quarter-over-quarter comparisons.

Employer Group Segment

	September 30,		Change
	2011	2010	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,181,300	1,257,900	(76,600)	(6.1)%
ASO	1,287,000	1,460,300	(173,300)	(11.9)%
Group Medicare Advantage	287,900	274,200	13,700	5.0%
Group Medicare Advantage ASO	27,600	28,400	(800)	(2.8)%

Total group Medicare Advantage	315,500	302,600	12,900	4.3%

Group Medicare stand-alone PDP	4,200	2,400	1,800	75.0%

Total group Medicare	319,700	305,000	14,700	4.8%

Total group medical members	2,788,000	3,023,200	(235,200)	(7.8)%

Group specialty membership(a)	6,419,300	6,502,700	(83,400)	(1.3)%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,185,285	$1,275,945	$(90,660)	(7.1)%
Group Medicare Advantage	802,957	723,378	79,579	11.0%
Group Medicare stand-alone PDP	1,910	1,153	757	65.7%

Total group Medicare	804,867	724,531	80,336	11.1%
Group specialty	235,050	216,814	18,236	8.4%

Total premiums	2,225,202	2,217,290	7,912	0.4%

Services	88,699	94,884	(6,185)	(6.5)%

Total premiums and services revenue	$2,313,901	$2,312,174	$1,727	0.1%

Income before income taxes	$45,857	$78,990	$(33,133)	(41.9)%
Benefit ratio	83.5%	82.0%		1.5%
Operating cost ratio	17.5%	17.6%		(0.1)%

	For the nine months ended September 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$3,600,476	$3,904,705	$(304,229)	(7.8)%
Group Medicare Advantage	2,364,306	2,259,733	104,573	4.6%
Group Medicare stand-alone PDP	5,638	3,443	2,195	63.8%

Total group Medicare	2,369,944	2,263,176	106,768	4.7%
Group specialty	697,934	663,055	34,879	5.3%

Total premiums	6,668,354	6,830,936	(162,582)	(2.4)%

Services	267,902	294,241	(26,339)	(9.0)%

Total premiums and services revenue	$6,936,256	$7,125,177	$(188,921)	(2.7)%

Income before income taxes	$293,021	$260,223	$32,798	12.6%
Benefit ratio	81.1%	81.8%		(0.7)%
Operating cost ratio	17.5%	17.5%		0.0%

Pretax Results

•

Employer Group segment pretax income decreased $33.1 million, or 41.9%, from the 2010 quarter to $45.9 million in the 2011 quarter primarily due to a higher benefit ratio in the 2011 quarter as compared to the 2010 quarter. Employer Group segment pretax income increased $32.8 million, or 12.6%, from the 2010 period to $293.0 million for the 2011 period primarily due to a shift to a more profitable mix of membership. The Employer Group segment’s pretax income for the 2011 quarter and period included the beneficial effect of an estimated $9 million and $42 million, respectively, in favorable prior-period medical claims reserve development versus $21 million and $29 million in the 2010 quarter and period, respectively.

Enrollment

•

Fully-insured commercial group medical membership decreased 76,600 members, or 6.1%, from September 30, 2010 to September 30, 2011 primarily due to continued pricing discipline in a highly competitive environment for large group business partially offset by small group business membership gains.

•

Group ASO commercial medical membership decreased 173,300 members, or 11.9%, from September 30, 2010 to September 30, 2011 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership decreased 83,400 members, or 1.3%, from September 30, 2010 to September 30, 2011 primarily due to the loss of dental ASO membership, partially offset by increased sales of vision and other supplemental benefit offerings.

Premiums

•

Employer Group segment premiums increased $7.9 million, or 0.4%, to $2.2 billion for the 2011 quarter, primarily due to an increase in fully-insured group Medicare Advantage membership, partially offset by lower average commercial group medical membership. For the 2011 period, Employer Group segment premiums decreased by $162.6 million, or 2.4%, from the 2010 period to $6.7 billion primarily due to lower average commercial group medical membership year-over-year, partially offset by an increase in group Medicare Advantage membership.

Benefit expenses

•

The Employer Group segment benefit ratio of 83.5% for the 2011 quarter increased 150 basis points from 82.0% for the 2010 quarter, primarily reflecting lower favorable prior-period medical claims reserve development in the 2011 quarter versus the 2010 quarter, growth in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products, and the effect of rebates accrued in the 2011 quarter associated with the minimum benefit ratios required under the Health Insurance Reform Legislation. The Employer Group segment benefit ratio decreased 70 basis points from 81.8% in the 2010 period to 81.1% in the 2011 period primarily due to lower utilization of benefits year-over-year in our commercial group products. Favorable reserve development decreased the Employer Group segment benefit ratio by approximately 30 basis points and 60 basis points in the 2011 quarter and period, respectively, versus 100 basis points and 40 basis points in the 2010 quarter and period, respectively.

Operating costs

•

The Employer Group segment operating cost ratio of 17.5% for the 2011 quarter decreased 10 basis points from 17.6% for the 2010 quarter primarily reflecting administrative scale efficiencies associated with an increase in average fully-insured group Medicare Advantage membership. The Employer Group segment operating cost ratio of 17.5% for the 2011 period was unchanged from the 2010 period.

Health and Well-Being Services Segment

	For the three months ended September 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Revenues:
Services:
Primary care services	$230,497	$401	$230,096	nm
Integrated wellness services	3,111	3,414	(303)	(8.9)%
Pharmacy solutions	2,864	0	2,864	100.0%

Total services revenues	236,472	3,815	232,657	nm

Intersegment revenues:
Pharmacy solutions	2,481,322	2,079,329	401,993	19.3%
Primary care services	46,533	56,345	(9,812)	(17.4)%
Integrated wellness services	42,369	40,925	1,444	3.5%
Home care services	20,904	9,413	11,491	122.1%

Total intersegment revenues	2,591,128	2,186,012	405,116	18.5%

Total services and intersegment revenues	$2,827,600	$2,189,827	$637,773	29.1%

Income before income taxes	$83,565	$75,537	$8,028	10.6%
Operating cost ratio	96.3%	96.2%		0.1%

	For the nine months ended September 30,		Change
	2011	2010	Dollars	Percentage
	(in thousands)
Revenues:
Services:
Primary care services	$661,995	$1,309	$660,686	nm
Integrated wellness services	9,060	8,560	500	5.8%
Pharmacy solutions	7,683	0	7,683	100.0%

Total services revenues	678,738	9,869	668,869	nm

Intersegment revenues:
Pharmacy solutions	7,338,878	6,336,725	1,002,153	15.8%
Primary care services	133,957	125,427	8,530	6.8%
Integrated wellness services	126,050	124,834	1,216	1.0%
Home care services	55,829	24,652	31,177	126.5%

Total intersegment revenues	7,654,714	6,611,638	1,043,076	15.8%

Total services and intersegment revenues	$8,333,452	$6,621,507	$1,711,945	25.9%

Income before income taxes	$267,741	$174,637	$93,104	53.3%
Operating cost ratio	96.1%	97.1%		(1.0)%

nm – not meaningful

Pretax results

•

Health and Well-Being Services segment pretax income increased $8.0 million, or 10.6%, from the 2010 quarter to $83.6 million for the 2011 quarter. The segment’s pretax income for the 2011 period increased $93.1 million, or 53.3%, from the 2010 period to $267.7 million. The 2010 quarter was favorably impacted by a $22.3 million risk share adjustment to intersegment revenues associated with our CAC medical centers in connection with the Medicare risk adjustment settlement. Excluding the impact of the CAC medical centers adjustment, the increases in our quarterly and year-to-date comparisons primarily were due to growth in our pharmacy solutions business together with the addition of the Concentra business, acquired on December 21, 2010.

Services revenue

•

Primary care services revenue increased $230.1 million and $660.7 million from the 2010 quarter and period, respectively, to $230.5 million and $662.0 million for the 2011 quarter and period, respectively, primarily due to the acquisition of Concentra on December 21, 2010.

Intersegment revenues

•

Intersegment revenues increased $405.1 million, or 18.5%, from the 2010 quarter to $2.6 billion for the 2011 quarter and increased $1.0 billion, or 15.8%, from the 2010 period to $7.7 billion for the 2011 period. The increases primarily were due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•

The Health and Well-Being Services segment operating cost ratio of 96.3% for the 2011 quarter increased 10 basis points from the 2010 quarter. The CAC medical centers adjustment discussed above reduced the operating cost ratio 100 basis points in the 2010 quarter. The operating cost ratio for the 2011 period was 96.1%, decreasing 100 basis points from the 2010 period. Excluding the impact of the CAC medical centers adjustment, the decreases in our quarterly and year-to-date comparisons primarily reflect scale efficiencies associated with growth in our pharmacy solutions business together with the addition of our acquired Concentra operations which carry a lower operating cost ratio than other lines of business in this segment.

Other Businesses

Pretax income for our Other Businesses of $27.7 million for the 2011 quarter compares to $22.0 million for the 2010 quarter. Pretax income for our Other Businesses for the 2011 period of $82.3 million decreased $26.1 million from the 2010 period primarily due to a decrease in pretax income associated with our contract with CMS to administer the Limited Income Newly Eligible Transition (LI-NET) program.

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

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in this report and in our 2010 Form 10-K.

Cash and cash equivalents increased to $4,019.4 million at September 30, 2011 from $1,673.1 million at December 31, 2010. The change in cash and cash equivalents for the nine months ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
	(in thousands)
Net cash provided by operating activities	$3,875,980	$2,289,171
Net cash used in investing activities	(1,143,197)	(865,070)
Net cash used in financing activities	(386,515)	(114,837)

Increase in cash and cash equivalents	$2,346,268	$1,309,264

Cash Flow from Operating Activities

Our operating cash flows for the 2011 period were significantly impacted by the early receipt of the Medicare premium remittance for October 2011 of $1,795.6 million in September 2011 because the payment date of October 1, 2011 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. Therefore, the 2011 period included ten monthly Medicare payments compared to only nine monthly Medicare payments during the 2010 period. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at September 30, 2011.

Excluding the impact from the timing of the Medicare premium receipt, the decrease in operating cash flows from the 2010 period to the 2011 period primarily results from the timing of other working capital items, partially offset by an increase in earnings.

Comparisons of our operating cash flows are impacted by changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and payments of benefit expenses. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31,	2011 Period	2010 Period
	2011	2010	Change	Change
	(in thousands)
Military services:
Base receivables	$531,894	$424,786	$107,108	$4,385
Change orders	497	2,052	(1,555)	(248)

Military services subtotal	532,391	426,838	105,553	4,137
Medicare	183,879	216,080	(32,201)	(66,721)
Commercial and other	405,062	367,570	37,492	50,337
Allowance for doubtful accounts	(85,015)	(51,470)	(33,545)	(3,345)

Total net receivables	$1,036,317	$959,018	$77,299	$(15,592)

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $107.1 million increase in base receivables from December 31, 2010 to September 30, 2011 and the $4.4 million increase in base receivables from December 31, 2009 to September 30, 2010.

Medicare receivables decreased $32.2 million from December 31, 2010 to September 30, 2011 and decreased $66.7 million from December 31, 2009 to September 30, 2010. Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

Commercial and other receivables increased $37.5 million and the allowance for doubtful accounts increased $33.5 million from December 31, 2010 to September 30, 2011 primarily due to the Concentra acquisition. The $50.3 million increase in commercial and other receivables from December 31, 2009 to September 30, 2010 primarily resulted from the timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid business.

The detail of benefits payable was as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31,	2011 Period	2010 Period
	2011	2010	Change	Change
	(in thousands)
IBNR(1)	$2,131,410	$2,051,227	$80,183	$220,769
Military services benefits payable(2)	375,865	255,180	120,685	36,271
Reported claims in process(3)	331,045	136,803	194,242	226
Other benefits payable(4)	1,030,108	1,026,096	4,012	247,071

Total benefits payable	$3,868,428	$3,469,306	$399,122	$504,337

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the previous receivables table.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2010 to September 30, 2011 primarily was due to an increase in amounts due to our pharmacy benefit administrator which fluctuate due to month-end cutoff, an increase in Military services benefits payable, and an increase in IBNR as a result of Medicare Advantage membership growth. The increase in benefits payable from December 31, 2009 to September 30, 2010 primarily was due to an increase in IBNR as well as an increase in amounts owed to providers under capitated and risk sharing arrangements, both primarily as a result of Medicare Advantage membership growth.

In addition to the timing of receipts for premiums and ASO fees and payments of benefit expenses, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS. Payment under the risk corridor provisions is made in the fourth quarter of each year.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily fixed income securities, totaling $957.8 million in the 2011 period and $790.8 million in the 2010 period. Our ongoing capital expenditures primarily relate to our information technology initiatives and administrative facilities necessary for activities such as claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service as well as patient services in our Concentra medical centers. Total capital expenditures, excluding acquisitions, were $215.9 million in the 2011 period compared to $152.4 million in the 2010 period. Excluding acquisitions, we expect total capital expenditures in 2011 of approximately $305 million versus $222 million for the full year 2010, primarily due to increased capital expenditures associated with growth in our pharmacy and primary care services businesses in our Health and Well-Being Services segment.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $225.4 million higher than claims payments during the 2011 period and $202.2 million higher than claim payments during the 2010 period.

During the 2011 period, we repurchased 6.7 million shares for $491.5 million under the stock repurchase plans authorized by the Board of Directors in December 2009 and April 2011. During the 2010 period, we repurchased 1.99 million shares for $100.0 million under the stock repurchase plan authorized by the Board of Directors in December 2009. During the 2011 period, we also acquired 0.8 million common shares in connection with employee stock plans for an aggregate cost of $48.7 million compared to 0.2 million shares for an aggregate cost of $8.2 million in the 2010 period.

During the 2011 period, we paid dividends to stockholders of $41.5 million as discussed further below. No dividends were paid during 2010.

The remainder of the cash used in or provided by financing activities in the 2011 and 2010 periods primarily resulted from the change in the book overdraft and proceeds from stock option exercises.

Future Sources and Uses of Liquidity

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2011:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
6/30/2011	7/28/2011	$0.25	$41.5
9/30/2011	10/28/2011	$0.25	$40.7

In addition, in October 2011, our Board of Directors declared a cash dividend to stockholders of $0.25 per share payable on January 31, 2012 to stockholders of record on December 30, 2011.

Stock Repurchase Authorization

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of October 31, 2011, the remaining authorized amount under the new authorization totaled $561.3 million.

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse event clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $5,868.0 million at September 30, 2011 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $7,858.0 million and a leverage ratio of 0.6:1, as measured in accordance with the credit agreement as of September 30, 2011. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At September 30, 2011, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $11.6 million secured under the credit agreement. No amounts have ever been drawn on these letters of credit. Accordingly, as of September 30, 2011, we had $988.4 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $36.6 million at September 30, 2011 represent junior subordinated debt of $36.1 million and financing for the renovation of a building of $0.5 million. The junior subordinated debt, which is due in 2037, may be called by us without penalty in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points. The debt associated with the building renovation bears interest at 2.00%, is collateralized by the building, and is payable in various installments through 2014.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2011 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1.9 million, up to a maximum 100 basis points, or annual interest expense by $7.5 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. Dividends to our parent company from our operating subsidiaries were approximately $1.1 billion in the 2011 period compared to approximately $747 million in 2010. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2011, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.1 billion, which exceeded aggregate minimum regulatory requirements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at September 30, 2011. Our net unrealized gain position increased $251.1 million from a net unrealized gain position of $196.5 million at December 31, 2010 to a net unrealized gain position of $447.6 million at September 30, 2011. At September 30, 2011, we had gross unrealized losses of $35.8 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the three and nine months ended September 30, 2011. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.1 years as of September 30, 2011. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $418 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2011.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings and Certain Regulatory Matters” in Note 12 to the condensed consolidated financial statements beginning on page 19 of this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our 2010 Form 10-K, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to February 17, 2011:

•

On February 25, 2011, the Department of Defense TRICARE Management Activity, or TMA, awarded the TRICARE South Region contract to us. On March 7, 2011, the competing bidder filed a protest of the award with the Government Accountability Office, or GAO. Also on March 7, 2011, as provided in the Federal Acquisition Regulations, TMA issued a stop work order to us in connection with the award. On June 14, 2011, the GAO upheld the award of the contract to us and TMA subsequently lifted the stop work order. On June 21, 2011, the competing bidder filed a complaint in the United States Court of Federal Claims objecting to the award of the contract to us. On October 14, 2011, the Court upheld the award of the contract to us, and the competing bidder has until December 13, 2011 to appeal it in the Court of Appeals for the Federal Circuit. As a result of the award of the TRICARE South Region contract to us, we no longer expect a goodwill impairment to occur during the second half of 2011. Ultimate disposition of the contract award is, however, subject to the resolution of any additional actions the unsuccessful bidder may take.

•	As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, Military, and Medicaid programs. These programs accounted for approximately 77% of our total premiums and services revenue for the nine months ended September 30, 2011. These programs involve various risks, as described in our 2010 Form 10-K and supplemented as follows:

•

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also establishes a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. Reductions in Medicare and Medicaid spending could be included as part of these deficit reduction measures. Moreover, if such legislation is not enacted by December 23, 2011, approximately $1.2 trillion in domestic and defense spending reductions will automatically begin January 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers would be subject to these automatic spending reductions, subject to a 2% cap. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs. We expect that if such reductions were to occur, there would be a corresponding substantial reduction in our obligations to providers, however there can be no assurances that this would completely offset any reductions to the Medicare healthcare programs applied by the Budget Control Act of 2011.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in our reports filed with the SEC from time to time, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended September 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2011	0	$0	0	$799,947,644
August 2011	3,381,216	70.62	3,381,216	561,274,880
September 2011	0	0	0	561,274,880

Total	3,381,216	$70.62	3,381,216	$561,274,880

(1)	As announced on April 26, 2011, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of October 31, 2011, the remaining authorized amount under the new authorization totaled $561.3 million.
(2)	Excludes 9,364 shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, respectively; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	October 31, 2011	By:	/S/ JAMES H. BLOEM
James H. Bloem Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	October 31, 2011	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley Vice President and Controller (Principal Accounting Officer)