Form 10-K
period 2011-12-31
HUMANA INC
filed 2012-02-24
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $13,491,060,746 calculated using the average price on such date of $81.39.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2012 was 164,050,846.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held April 26, 2012.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

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

Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. As of December 31, 2011, we had approximately 11.2 million members in our medical benefit plans, as well as approximately 7.3 million members in our specialty products. During 2011, 76% of our premiums and services revenue were derived from contracts with the federal government, including 16% related to our Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, and 10% related to our military services contracts. Under our Medicare Advantage CMS contracts in Florida, we provide health insurance coverage to approximately 381,300 members as of December 31, 2011.

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

This Annual Report on Form 10-K, or 2011 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2011 Form 10-K for a description of a number of factors that may adversely affect our results or business.

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

Certain significant provisions of the Health Insurance Reform Legislation include, among others, mandated coverage requirements, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare

Advantage premiums, the establishment of state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. Implementation dates of the Health Insurance Reform Legislation vary from September 30, 2010 to as late as 2018. The Health Insurance Reform Legislation is discussed more fully in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Insurance Reform.”

2011 Business Segment Realignment

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect management’s view of the business and to align our external financial reporting with our new operating and internal financial reporting model. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our new reportable segments and the basis for determining those segments are discussed below.

Business Segments

We currently manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, we include businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles in an Other Businesses category. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products marketed to employer groups. The Health and Well-Being Services segment includes services offered to our health plan members as well as to third parties that promote health and wellness, including primary care, pharmacy, integrated wellness, and home care services. The Other Businesses category consists of our Military services, primarily our TRICARE South Region contract, Medicaid, and closed-block long-term care businesses as well as our contract with CMS to administer the Limited Income Newly Eligible Transition program, or the LI-NET program.

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at the corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

Our Products

Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, generally require a referral from the member’s primary care physician before seeing certain specialty physicians. Preferred provider organizations, or PPOs, provide members the freedom to choose a health care provider without requiring a referral. However PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy, primary care, integrated wellness, and home care services. The discussion that follows describes the products offered by each of our segments.

Our Retail Segment Products

This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2011:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$18,100	49.6%
Individual Medicare stand-alone PDP	2,317	6.4%

Total individual Medicare	20,417	56.0%
Individual commercial	861	2.4%
Individual specialty	124	0.3%

Total premiums	21,402	58.7%

Services	16	0.0%

Total premiums and services revenue	$21,418	58.7%

Individual Medicare

We have participated in the Medicare program for private health plans for over 25 years and have established a national presence, offering at least one type of Medicare plan in all 50 states. We have a geographically diverse membership base that provides us with greater ability to expand our network of PPO and HMO providers. We employ strategies including health assessments and clinical guidance programs such as lifestyle and fitness programs for seniors to guide Medicare beneficiaries in making cost-effective decisions with respect to their health care. We believe these strategies result in cost savings that occur from making positive behavior changes.

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

Individual Medicare Advantage Products

We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits, including wellness programs, to Medicare eligible persons under HMO, PPO, and Private Fee-For-Service, or PFFS, plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. With each of these products, the beneficiary receives benefits in excess of original Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data analysis techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, disease management programs, wellness and prevention programs and, in some instances, a reduced monthly Part B premium. Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to most of our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on January 1.

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

CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits and Improvement Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits) to establish the risk-adjustment payments. Under the risk-adjustment methodology, all health benefit organizations must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines.

At December 31, 2011, we provided health insurance coverage under CMS contracts to approximately 1,640,300 individual Medicare Advantage members. Under our individual Medicare Advantage contracts with CMS in Florida, we provided health insurance coverage to approximately 362,100 members. These Florida contracts accounted for premiums revenue of approximately $5.6 billion, which represented approximately 31% of our individual Medicare Advantage premiums revenue, or 15% of our consolidated premiums and services revenue for the year ended December 31, 2011.

Our HMO, PPO, and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2012, and all of our product offerings filed with CMS for 2012 have been approved.

Individual Medicare Stand-Alone Prescription Drug Products

We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. In October 2010, we announced the lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan. This plan was first offered for the 2011 plan year. Our revenues from CMS and the beneficiary are determined from our bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Medicare Part D Provisions.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2012, and all of our product offerings filed with CMS for 2012 have been approved.

Medicare and Medicaid Dual Eligible

Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. There were approximately 9 million dual eligible enrollees in 2011. These dual eligibles may enroll in a privately-offered Medicare Advantage product, but may also receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. As of December 31, 2011, we served approximately 242,000 dual eligible members in our Medicare Advantage plans and approximately 482,000 dual eligible members in our stand-alone prescription drug plans.

Individual Commercial Coverage

Our individual health plans, marketed under the HumanaOne® brand include offerings designed to promote wellness and engage consumers. HumanaOne plans are designed specifically for self-employed entrepreneurs, small-business employees, part-time workers, students, and early retirees and include a broad spectrum of major medical benefits with multiple in-network coinsurance levels and annual deductible choices, as well as HumanaVitality®, our wellness and loyalty rewards program.

Our HumanaOne plans primarily are offered as PPO plans in select markets where we can generally underwrite risk and utilize our existing networks and distribution channels. This individual product includes provisions mandated by law to guarantee renewal of coverage for as long as the individual chooses.

The HumanaOne plans can be further customized with optional benefits such as dental, vision, life, and a broad portfolio of financial protection products.

Our Employer Group Segment Products

This segment is comprised of products sold to employer groups including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Employer Group segment by product for the year ended December 31, 2011:

	Employer Group Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Fully-insured commercial group	$4,782	13.1%
Group Medicare Advantage	3,152	8.6%
Group Medicare stand-alone PDP	8	0.0%

Total group Medicare	3,160	8.6%
Group specialty	935	2.6%

Total premiums	8,877	24.3%

Services	356	1.0%

Total premiums and services revenue	$9,233	25.3%

Employer Group Commercial Coverage

Our commercial products sold to employer groups include a broad spectrum of major medical benefits with multiple in-network coinsurance levels and annual deductible choices that employers of all sizes can offer to their employees on either a fully-insured, through HMO, PPO, or POS plans, or self-funded basis. Our plans integrate clinical programs, plan designs, communication tools, and spending accounts. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and spouses. As with our individual commercial products, the employer group offerings include HumanaVitality’s wellness offerings.

Our administrative services only, or ASO, products are offered to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured HMO, PPO, or POS products described previously. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, more than half of our ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs.

As with individual commercial policies, employers can customize their offerings with optional benefits such as dental, vision, life, and a broad portfolio of financial protection products.

Group Medicare Advantage and Medicare stand-alone PDP

We offer products that enable employers that provide post-retirement health care benefits to replace Medicare wrap or Medicare supplement products with Medicare Advantage or stand-alone PDPs from Humana. These products offer the same types of benefits and services available to members in our individual Medicare plans discussed previously and can be tailored to closely match an employer’s post-retirement benefit structure.

Our Health and Well-Being Services Segment Products

This segment is comprised of stand-alone businesses that promote health and well-being. These services are sold primarily to other Humana businesses, as well as external health plan members and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Health and Well-Being Services segment by line of business for the year ended December 31, 2011:

	Health and Well- Being Services Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$9,886	n/a
Primary care services	185	n/a
Integrated wellness services	175	n/a
Home care services	84	n/a

Total intersegment revenue	$10,330

External services revenue:
Primary care services	$880	2.5%
Integrated wellness services	12	0.0%
Pharmacy solutions	11	0.0%

Total external services revenue	$903	2.5%

n/a – not applicable

Pharmacy solutions

Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand and generic drugs, specialty drugs and diabetic supplies through RightSourceRx®, as well as research services.

Primary care services

Our subsidiary, Concentra Inc.®, acquired in December 2010, delivers occupational medicine, urgent care, physical therapy, and wellness services to employees and the general public through its operation of medical centers and worksite medical facilities.

In addition to Concentra, our primary care services also include our CAC Medical Centers, or CAC, in South Florida. CAC operates full-service, multi-specialty medical centers staffed by primary care physicians and medical specialists practicing cardiology, endocrinology, geriatric medicine, internal medicine, ophthalmology, neurology, and podiatry.

Integrated wellness services

Corphealth, Inc. (d/b/a LifeSynch®), a Humana subsidiary, offers disease management services through an innovative suite of integrated products, integrating behavioral health services with wellness programs, and employee assistance programs and work-life services. LifeSynch’s integrated wellness services include Hummingbird Coaching®, a wellness coaching company that offers a comprehensive turn-key coaching program, an enhancement to a medically based coaching protocol and a platform that makes coaching programs more efficient.

HumanaVitality, LLC, a joint venture with Discovery Holdings Ltd., provides our members with access to a science-based, actuarially driven wellness and loyalty program that features a wide range of well-being tools and rewards that are customized to an individual’s needs and wants. HumanaVitality® became available to certain of our members in mid-2011. A key element of the program includes a sophisticated health-behavior-change model supported by an actuarially sound incentive program.

Home care services

Humana Cares® provides innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers.

Other Businesses

Products and services offered by our Other Businesses are described in the discussion that follows. The following table presents our premiums and services revenue for our Other Businesses for the year ended December 31, 2011:

	Other Businesses Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Military services	$3,616	9.9%
Medicaid	919	2.5%
LI-NET	253	0.7%
Closed-block long-term care	39	0.1%

Total premiums	4,827	13.2%

Services	85	0.3%

Total premiums and services revenue	$4,912	13.5%

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

We have participated in the TRICARE program since 1996 under contracts with the Department of Defense. Our current TRICARE South Region contract, which we were awarded in 2003, covers approximately 3.0 million eligible beneficiaries as of December 31, 2011 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas, and Oklahoma. The South Region is one of the three regions in the United States as defined by the Department of Defense. Of these eligible beneficiaries, 1.3 million were TRICARE ASO members representing active duty beneficiaries and seniors over the age of 65 for which the Department of Defense retains all of the risk of financing the cost of their health benefit. We have subcontracted with third parties to provide selected administration and specialty services under the contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2012. On February 25, 2011, the Department of Defense TRICARE Management Activity, or TMA, awarded the new TRICARE South Region contract to us, which we expect to take effect on April 1, 2012. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option.

Under the current TRICARE South Region contract, any variance from the negotiated target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments.

The TRICARE South Region contract represents approximately 97% of total military services premiums and services revenue.

Medicaid

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

Our Medicaid business consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico.

LI-NET

In 2010, we began to administer CMS’s LI-NET program. This program allows individuals who receive Medicare’s low-income subsidy to also receive immediate prescription drug coverage at the point of sale if they are not already enrolled in a Medicare Part D plan. CMS temporarily enrolls newly identified individuals with both Medicare and Medicaid into the LI-NET program, and subsequently transitions each member into a Medicare Part D plan that may or may not be a Humana Medicare plan.

Closed Block of Long-Term Care Insurance

We acquired a closed block of approximately 35,000 long-term care policies in connection with our acquisition of KMG America Corporation in 2007. Long-term care policies are intended to protect the insured from the cost of long-term care services including those provided by nursing homes, assisted living facilities, and adult day care as well as home health care services. No new policies have been written since 2005 under this closed block.

Membership

The following table summarizes our total medical membership at December 31, 2011, by market and product:

	Retail Segment			Employer Group Segment
	(in thousands)
	Individual Medicare Advantage	Individual Medicare stand- alone PDP	Individual Commercial	Fully- insured commercial Group	Group Medicare Advantage and stand- alone PDP	ASO		Other Businesses	Total	Percent of Total
Florida	362.1	169.9	80.5	149.7	19.2	70.1		0	851.5	7.6%
Texas	118.6	204.1	74.7	266.8	5.1	108.7		0	778.0	7.0%
Kentucky	43.1	46.0	21.4	99.0	29.4	513.1		0	752.0	6.7%
Illinois	64.5	82.7	37.8	170.7	5.6	118.9	(a)	0	480.2	4.3%
Ohio	51.0	83.7	6.3	52.0	122.4	152.8		0	468.2	4.2%
Wisconsin	44.4	48.8	15.4	82.8	12.3	142.9		0	346.6	3.1%
Georgia	53.7	53.4	41.6	82.3	6.6	44.6		0	282.2	2.5%
Missouri/Kansas	69.9	134.0	14.1	43.6	6.0	8.9		0	276.5	2.5%
Tennessee	87.8	70.1	17.5	36.6	2.7	31.8		0	246.5	2.2%
California	17.2	215.9	3.1	0.2	0	0		0	236.4	2.1%
Louisiana	91.3	32.7	14.0	43.6	7.2	24.1		0	212.9	1.9%
Indiana	42.1	67.9	5.9	20.3	3.5	47.9		0	187.6	1.7%
North Carolina	62.1	91.4	6.4	0.2	1.9	0		0	162.0	1.5%
Michigan	35.1	80.9	12.5	15.4	6.2	9.3		0	159.4	1.4%
Virginia	57.8	72.9	3.7	0	2.5	0		0	136.9	1.2%
Arizona	36.2	39.8	16.3	24.5	3.5	6.7		0	127.0	1.1%
Colorado	21.8	35.4	34.1	19.2	5.1	0.4		0	116.0	1.0%
Military services	0	0	0	0	0	0		1,722.9	1,722.9	15.4%
Military services ASO	0	0	0	0	0	0		1,305.2	1,305.2	11.7%
Medicaid and other	0	0	0	0	0	0		614.2	614.2	5.5%
LI-NET	0	0	0	0	0	0		73.5	73.5	0.7%
Others	381.6	1,010.8	87.9	73.3	55.6	39.7		0	1,648.9	14.7%

Totals	1,640.3	2,540.4	493.2	1,180.2	294.8	1,319.9		3,715.8	11,184.6	100.0%

(a)	Includes 27,600 Medicare Advantage ASO members.

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care physicians, specialist physicians, dentists, and providers of ancillary health care services and facilities. These ancillary services and facilities include ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services, and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

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

The Budget Control Act of 2011 established a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. The failure of the Joint Select Committee on Deficit Reduction to achieve a targeted deficit reduction by December 23, 2011 triggered an automatic reduction, including aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs or the timing when such reductions may begin. We expect that if such reductions were to occur, there would be a corresponding substantial reduction in our obligations to providers. Due to the uncertainty around the timing or application of any such reductions, there can be no assurances that we could completely offset any reductions to the Medicare healthcare programs applied by the Budget Control Act of 2011.

Capitation

For approximately 1.0% of our medical membership, including 3.3% of our total Medicare Advantage membership, at December 31, 2011, we contract with hospitals and physicians to accept financial risk for a defined set of HMO membership. In transferring this risk, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to coordinate substantially all of the medical care for their capitated HMO membership, including some health benefit administrative functions and claims processing. For these capitated HMO arrangements, we generally agree to reimbursement rates that target a benefit ratio. The benefit ratio measures underwriting profitability and is computed by taking total benefit expenses as a percentage of premiums revenue. Providers participating in hospital-based capitated HMO arrangements generally receive a monthly payment for all of the services within their system for their HMO membership. Providers participating in physician-based capitated HMO arrangements generally have subcontracted directly with hospitals and specialist physicians, and are responsible for reimbursing such hospitals and specialist physicians for services rendered to their HMO membership.

For approximately 8.6% of our medical membership, including 19.0% of our total Medicare Advantage membership, at December 31, 2011, we contract with physicians under risk-sharing arrangements whereby physicians have assumed some level of risk for all or a portion of the medical costs of their HMO membership. Although these arrangements do include physician capitation payments for services rendered, we share hospital and other benefit expenses and process substantially all of the claims under these arrangements.

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

Medical membership under these various arrangements was as follows at December 31, 2011 and 2010:

	Medical Membership
	December 31, 2011		December 31, 2010
Capitated HMO hospital system based	34,400	0.3%	34,800	0.3%
Capitated HMO physician group based	75,100	0.7%	52,500	0.5%
Risk-sharing	963,600	8.6%	910,700	8.9%
Other	10,111,500	90.4%	9,288,600	90.3%

Total	11,184,600	100.0%	10,286,600	100.0%

Capitation expense as a percentage of total benefit expense was as follows for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
	(dollars in millions)
Benefit Expenses:
Capitated HMO expense	$505	1.8%	$436	1.6%	$459	1.9%
Other benefit expense	28,318	98.2%	26,681	98.4%	24,325	98.1%

Consolidated benefit expense	$28,823	100.0%	$27,117	100.0%	$24,784	100.0%

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

Recredentialing of participating providers occurs every two to three years, depending on applicable state laws. Recredentialing of participating physicians includes verification of their medical licenses; review of their malpractice liability claims histories; review of their board certifications, if applicable; and review of applicable quality information. A committee, composed of a peer group of physicians, reviews the applications of physicians being considered for credentialing and recredentialing.

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

Sales and Marketing

We use various methods to market our products, including television, radio, the Internet, telemarketing, and direct mailings.

At December 31, 2011, we employed approximately 2,000 sales representatives, as well as approximately 900 telemarketing representatives who assisted in the marketing of Medicare products in our Retail segment by making appointments for sales representatives with prospective members. We also market our Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations, and Neighborhood Markets across the country providing an opportunity to enroll Medicare eligible individuals in person. In addition, we market our Medicare products through licensed independent brokers and agents including strategic alliances with State Farm® and United Services Automobile Association, or USAA. Commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure approved by CMS. For our Retail segment, we also offer commercial health insurance and specialty products directly to individuals.

In our Employer Group segment, individuals may become members of our commercial HMOs and PPOs through their employers or other groups, which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. We also sell group Medicare Advantage products through large employers.

For both our Retail and Employer Group segments, at December 31, 2011, we used licensed independent brokers and agents and approximately 1,100 licensed employees to sell our commercial insurance products. Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

Underwriting

Through the use of internally developed underwriting criteria, we determine the risk we are willing to assume and the amount of premium to charge for our commercial products. In most instances, employer and other groups must meet our underwriting standards in order to qualify to contract with us for coverage. Small group laws in some states have imposed regulations which provide for guaranteed issue of certain health insurance products and prescribe certain limitations on the variation in rates charged based upon assessment of health conditions. Beginning in 2014, the Health Insurance Reform Legislation requires all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments.

Underwriting techniques are not employed in connection with our Medicare, military services, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or prior medical history.

Competition

The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled “Risk Factors” in this 2011 Form 10-K.

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

For a description of certain material current activities in the federal and state legislative areas, see the section entitled “Risk Factors” in this 2011 Form 10-K.

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

Centralized Management Services

We provide centralized management services to each of our health plans and to our business segments from our headquarters and service centers. These services include management information systems, product development and administration, finance, human resources, accounting, law, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, and customer service.

Employees

As of December 31, 2011, we had approximately 40,000 employees, including approximately 2,050 medical professionals working under management agreements between Concentra and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

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

In addition, we also estimate costs associated with long-duration insurance policies including life insurance, annuities, health, and long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, as modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Future policy benefits payable include $938 million at December 31, 2011 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG America Corporation acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, to the extent premium rate increases or loss experience vary from our acquisition date assumptions, additional future adjustments to reserves could be required. During the fourth quarter of 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with lower interest rates and higher actual expenses as compared to acquisition date assumptions, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our long-term care policies were not adequate to provide for future policy benefits under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during the fourth quarter of 2010 we recorded $139 million of additional benefit expense, with a corresponding increase in future policy benefits payable of $170 million partially offset by a related reinsurance recoverable of $31 million included in other long-term assets.

Failure to adequately price our products or estimate sufficient benefits payable or future policy benefits payable may result in a material adverse effect on our results of operations, financial position, and cash flows.

We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program. We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform, and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs.

Premium increases, introduction of new product designs, and our relationships with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into Medicare or commercial markets, or the termination of a large contract.

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

If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our business may be materially adversely affected, which is of particular importance given the concentration of our revenues in Medicare products.

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

The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 65% of our total premiums and services revenue in 2011 generated from our Medicare products. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.

Recently enacted Health Insurance Reform Legislation created a federal Medicare-Medicaid Coordination Office to serve dual eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state demonstration projects to experiment with better coordination of care between Medicare and Medicaid. Depending upon the results of those demonstration projects, CMS may change the way in which dual eligibles are serviced. If we are unable to implement our strategic initiatives to address the dual eligibles opportunity, or if our initiatives are not successful at attracting or retaining dual eligible members, our business may be materially adversely affected.

Additionally, our strategy includes the growth of our commercial products, such as ASO and individual products, introduction of new products and benefit designs, including HumanaVitality and other wellness products, expansion of our specialty products such as dental, vision and other supplemental products, the adoption of new technologies, development of adjacent businesses, and the integration of acquired businesses and contracts, including the 2010 acquisition of Concentra Inc.

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

If we fail to properly maintain the integrity of our data, to strategically implement new information systems, to protect our proprietary rights to our systems, or to defend against cybersecurity attacks, our business may be materially adversely affected.

Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to timely and accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our past and on-going acquisition activities, we have acquired additional information systems. We took steps to reduce the number of systems we operate, have upgraded and expanded our information systems capabilities, and are gradually migrating existing business to fewer systems. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory or other legal problems, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences.

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

A cybersecurity attack that bypasses our information technology, or IT, security systems causing a security breach may lead to a material disruption of our information technology business systems and/or the loss of business information. If a cybersecurity attack were to be successful, we could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of our IT systems, or negative publicity resulting in reputation or brand damage with our customers, brokers, agents, providers, and other stakeholders.

There can be no assurance that our IT process will successfully improve existing systems, develop new systems to support our expanding operations, integrate new systems, protect our proprietary information, defend against cybersecurity attacks, or improve service levels. In addition, there can be no assurance that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data, or to defend against cybersecurity attacks, may result in a material adverse effect on our results of operations, financial position, and cash flows.

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

We are involved in various legal actions and governmental and internal investigations, including, without limitation, an ongoing internal investigation and litigation and government requests for information related to certain aspects of our Florida subsidiary operations, any of which, if resolved unfavorably to us, could result in substantial monetary damages. Increased litigation and negative publicity could increase our cost of doing business.

We are or may become a party to a variety of legal actions that affect our business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, securities laws claims, and tort claims.

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management, and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	claims relating to our administration of our Medicare Part D offerings;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for providers’ alleged malpractice;

•	claims arising from any adverse medical consequences resulting from our recommendations about the appropriateness of providers’ proposed medical treatment plans for patients;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to ASO business, including actions alleging claim administration errors;

•	qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that we, as a government contractor, submitted false claims to the government;

•	claims related to the failure to disclose some business practices;

•	claims relating to customer audits and contract performance;

•	claims relating to dispensing of drugs associated with our in-house mail-order pharmacy; and

•	professional liability claims arising out of the delivery of healthcare and related services to the public, including urgent care.

In some cases, substantial non-economic or punitive damages as well as treble damages under the federal False Claims Act, Racketeer Influenced and Corrupt Organizations Act and other statutes may be sought.

While we currently have insurance coverage for some of these potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of our insurance may not be enough to cover the damages awarded. In addition, some types of damages, like punitive damages, may not be covered by insurance. In some jurisdictions, coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

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

See “Legal Proceedings and Certain Regulatory Matters” in Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, Military, and Medicaid programs. These programs accounted for approximately 78% of our total premiums and services revenue for the year ended December 31, 2011. These programs involve various risks, as described further below.

•

At December 31, 2011, under our contracts with CMS we provided health insurance coverage to approximately 381,300 Medicare Advantage members in Florida. These contracts accounted for approximately 16% of our total premiums and services revenues for the year ended December 31, 2011. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us may have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2011, our military services business primarily consisted of the TRICARE South Region contract which covers approximately 3.0 million beneficiaries. For the year ended December 31, 2011, premiums and services revenue associated with the TRICARE South Region contract accounted for approximately 9.8% of our total premiums and services revenue. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2012. On February 25, 2011, the Department of Defense TRICARE Management Activity, or TMA, awarded the new TRICARE South Region contract to us, which we expect to take effect on April 1, 2012. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. We expect to account for revenues under the new TRICARE South contract net of estimated health care costs similar to an administrative services fee only agreement. As such, we expect a decline in TRICARE revenues for 2012 and an increase in our operating cost ratio as compared to 2011. Under the current TRICARE South Region contract, any variance from the negotiated target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. The loss of the TRICARE South Region contract or, in the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs, may have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2011, under our contracts with the Puerto Rico Health Insurance Administration, or PRHIA, we provided health insurance coverage to approximately 529,300 Medicaid members in Puerto Rico. These contracts accounted for approximately 2% of our total premiums and services revenue for the year ended December 31, 2011.

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

•

There is a possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act. As a government contractor, we may be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. Litigation of this nature is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own.

•

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process that bases our prospective payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

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

•

Our CMS contracts which cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS.

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $329 million at December 31, 2011.

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

•

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling conditioned on deficit reductions to be achieved over the next ten years. The Budget Control Act of 2011 also established a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. The failure of the Joint Select Committee on Deficit Reduction to achieve a targeted deficit reduction by December 23, 2011 triggered an automatic reduction, including aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs or the timing when such reductions may begin. We expect that if such reductions were to occur, there would be a corresponding substantial reduction in our obligations to providers. Due to the uncertainty around the timing or application of any such reductions, there can be no assurances that we could completely offset any reductions to the Medicare healthcare programs applied by the Budget Control Act of 2011.

•

With the assistance of outside counsel, we are conducting an ongoing internal investigation related to certain aspects of our Florida subsidiary operations, and have voluntarily self-reported the existence of this investigation to CMS, the U.S. Department of Justice and the Florida Agency for Health Care Administration. Matters under review include, without limitation, the relationships between certain of our Florida-based employees and providers in our Medicaid and/or Medicare networks, practices related to the financial support of non-profit or provider access centers for Medicaid enrollment and related enrollment processes, and loans to or other financial support of physician practices. We have reported to the regulatory authorities noted above on the progress of our investigation to date, and intend to continue to discuss with these authorities our factual findings as well as any remedial actions we may take. We may also face litigation or further government inquiry regarding certain aspects of the Medicare and Medicaid operations of certain of our Florida subsidiaries.

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

Recently enacted health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, could have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs by, among other things, requiring a minimum benefit ratio on insured products (and particularly how the ratio may apply to Medicare plans), lowering our Medicare payment rates and increasing our expenses associated with a non-deductible federal premium tax and other assessments; financial position, including our ability to maintain the value of our goodwill; and cash flows. In addition, if the new non-deductible federal premium tax and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs, there can be no assurance that the non-deductible federal premium tax and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

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

The provisions of the Health Insurance Reform Legislation include, among others, imposing significant new non-deductible federal premium taxes and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premiums revenue to be expended on medical costs for insured products (and particularly how the ratio may apply to Medicare Advantage and possibly prescription drug plans), additional mandated benefits and guarantee issuance associated with commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices. The Health Insurance Reform Legislation also specifies required benefit designs, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), establishes state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers, and expands eligibility for Medicaid programs. In addition, the law will significantly increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. Implementation dates of the provisions of the Health Insurance Reform Legislation generally vary from September 23, 2010 to as late as 2018.

Implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation. The implementation of the individual mandate as well as Medicaid expansion in the Health Insurance Reform Legislation are also being considered by the U.S. Supreme Court, seeking to have all or portions of the Health Insurance Reform Legislation declared unconstitutional. We cannot predict the results of these proceedings. Congress may also withhold the funding necessary to implement the Health Insurance Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In particular, implementing regulations and related guidance are forthcoming on various aspects of the minimum benefit ratio requirement’s applicability to Medicare, including aggregation, credibility thresholds, and its possible application to prescription drug plans. The response of other companies to Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Insurance Reform Legislation, our business may be materially adversely affected. In addition, if the new non-deductible federal premium tax and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs, there can be no assurance that the non-deductible federal premium tax and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

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

The health care industry in general and health insurance are subject to substantial federal and state government regulation:

Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH Act)

The use of individually identifiable health data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers, and seeking protections for confidentiality and security of patient data. The rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent.

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

The HITECH Act, one part of the American Recovery and Reinvestment Act of 2009, significantly broadened the scope of the privacy and security regulations of HIPAA. Among other requirements, the HITECH Act mandates individual notification in the event of a breach of unsecured, individually identifiable health information, provides enhanced penalties for HIPAA violations, and grants enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights. On October 30, 2009, HHS issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA. On July 14, 2010, HHS issued a Proposed Rule containing modifications to privacy standards, security standards, and enforcement actions. In addition, HHS is currently in the process of finalizing regulations addressing security breach notification requirements. HHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009. HHS then drafted a Final Rule which was submitted to Office of Management and Budget but subsequently withdrawn by HHS on July 29, 2010. Currently, the Interim Final Rule remains in effect but the withdrawal suggests that when HHS issues the Final Rule, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information are likely to be more onerous than those contained in the Interim Final Rule.

In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. Violations of HIPAA or applicable federal or state laws or regulations could subject us to significant criminal or civil penalties, including significant monetary penalties. Compliance with HIPAA and other privacy regulations requires significant systems enhancements, training and administrative effort. An investigation or initiation of civil or criminal actions could have a material adverse effect on our business reputation.

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

Corporate Practice of Medicine and Other Laws

As a corporate entity, Humana Inc. is not licensed to practice medicine. Many states in which we operate through our subsidiary Concentra Inc. limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. Under management agreements between Concentra and its affiliated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We believe that our health services operations, including arrangements with Concentra’s affiliated professional groups, comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, any enforcement actions by governmental officials alleging non-compliance with these statutes, which could subject us to penalties or restructuring or reorganization of our business, may result in a material adverse effect on our results of operations, financial position, or cash flows.

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

State Regulation of Insurance-Related Products

Laws in each of the states (and Puerto Rico) in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations including: licensing requirements, policy language describing benefits, mandated benefits and processes, entry, withdrawal or re-entry into a state or market, rate increases, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. The HMO, PPO, and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.7 billion and $4.3 billion as of December 31, 2011 and 2010, respectively, which exceeded aggregate minimum regulatory requirements. The amount of dividends that may be paid to our parent company in 2012 without prior approval by state regulatory authorities is approximately $970 million in the aggregate. This compares to dividends that were able to be paid in 2011 without prior regulatory approval of approximately $740 million.

Any failure to manage operating costs could hamper profitability.

The level of our operating costs impacts our profitability. While we proactively attempt to effectively manage such expenses, increases or decreases in staff-related expenses, additional investment in new products (including our opportunities in the Medicare programs), greater emphasis on small group and individual health insurance products, investments in health and well-being product offerings, expansion into new specialty markets, acquisitions, new taxes and assessments, including the new non-deductible federal premium tax and other assessments under Health Insurance Reform Legislation, such as the three-year commercial reinsurance fee, and implementation of regulatory requirements may occur from time to time.

There can be no assurance that we will be able to successfully contain our operating costs in line with our membership and this may result in a material adverse effect on our results of operations, financial position, and cash flows.

Any failure by us to manage acquisitions and other significant transactions successfully may have a material adverse effect on our results of operations, financial position, and cash flows.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. In 2011, we acquired MD Care, Inc. and Anvita, Inc., and in 2010, we acquired Concentra Inc. The failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our acquisitions may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. We may also be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position, and cash flows.

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

In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations, or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas may be adversely affected.

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

Our pharmacy business competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, and Internet companies as well as other mail-order and long-term care pharmacies. Our pharmacy business also subjects us to extensive federal, state, and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed. Federal agencies further regulate our pharmacy operations. Pharmacies must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service, or USPS, has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations. In addition, we are subject to CMS rules regarding the administration of our PDP plans and intercompany pricing between our PDP plans and our pharmacy business.

We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, and the application of state laws related to the operation of internet and mail-order pharmacies. The failure to adhere to these laws and regulations may expose our pharmacy subsidiary to civil and criminal penalties.

Changes in the prescription drug industry pricing benchmarks may adversely affect our financial performance.

Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price, which is referred to as “AWP,” average selling price, which is referred to as “ASP,” and wholesale acquisition cost. Recent events have raised uncertainties as to whether payors, pharmacy providers, pharmacy benefit managers, or PBMs, and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of AWP for federal program payment, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. Adoption of ASP in lieu of AWP as the measure for determining payment by Medicare or Medicaid programs for the drugs sold in our mail-order pharmacy business may reduce the revenues and gross margins of this business which may result in a material adverse effect on our results of operations, financial position, and cash flows.

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

The U.S. economy continues to experience a period of slow economic growth and high unemployment. We have closely monitored the impact that this volatile economy is having on our operations. Workforce reductions have caused corresponding membership losses in our fully-insured commercial group business. Continued weakness in the U.S. economy, and any continued high unemployment, may materially adversely affect our medical membership, results of operations, financial position, and cash flows.

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

Volatility or disruption in the securities and credit markets could impact our investment portfolio. We evaluate our investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For the purpose of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification. For debt securities held, we recognize an impairment loss in income when the fair value of the debt security is less than the carrying value and we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis, or if a credit loss has occurred. When we do not intend to sell a security in an unrealized loss position, potential other-than-temporary impairments are considered using variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. We continuously review our investment portfolios and there is a continuing risk that declines in fair value may occur and additional material realized losses from sales or other-than- temporary impairments may be recorded in future periods.

Certain European Union member states have total fiscal obligations greater than their respective gross domestic products. This imbalance has caused investor concern over such countries ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused credit spreads to widen and liquidity to tighten in the fixed income debt markets. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise adversely affect U.S.-based financial institutions, the stability of the global financial markets, and the U.S. economy. We have no direct exposure to sovereign issuances of Spain, Italy, Ireland, Portugal, or Greece.

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

We own or lease these principal operating facilities in addition to other administrative market offices and medical centers. The following table lists the location of properties we owned or leased, including our principal operating facilities, at December 31, 2011:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	9	69	2	68	148
Texas	6	38	2	36	82
California	—	21	—	14	35
Georgia	1	16	—	16	33
Colorado	—	17	—	8	25
Michigan	—	22	—	3	25
Ohio	—	8	—	17	25
Arizona	1	14	—	7	22
Illinois	—	14	—	8	22
Kentucky	—	2	9	11	22
Tennessee	—	9	—	11	20
Missouri	—	14	—	5	19
New Jersey	—	16	—	3	19
Pennsylvania	—	13	—	5	18
South Carolina	—	2	8	8	18
Maryland	—	11	—	5	16
Nevada	—	10	—	6	16
Louisiana	—	4	—	11	15
Wisconsin	—	8	1	6	15
North Carolina	—	8	—	6	14
Puerto Rico	—	—	—	14	14
Virginia	—	9	—	5	14
Oklahoma	—	7	—	5	12
Alabama	—	1	—	10	11
Connecticut	—	10	—	—	10
Indiana	—	3	—	7	10
Others	—	47	—	52	99

Total	17	393	22	347	779

Of the medical centers included in the table above, we no longer operate approximately 60 of these facilities but rather lease or sublease them to their provider operators.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a variety of legal actions in the ordinary course of business, certain of which may be styled as class-action lawsuits, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. See “Legal Proceedings and Certain Regulatory Matters” in Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)	Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2011 and 2010:

	High	Low
Year Ended December 31, 2011
First quarter	$69.94	$55.04
Second quarter	$82.55	$69.35
Third quarter	$83.55	$65.65
Fourth quarter	$89.83	$68.43
Year Ended December 31, 2010
First quarter	$51.94	$45.35
Second quarter	$49.49	$43.56
Third quarter	$52.78	$44.34
Fourth quarter	$60.64	$49.29

b)	Holders of our Capital Stock

As of January 31, 2012, there were approximately 4,100 holders of record of our common stock and approximately 22,600 beneficial holders of our common stock.

c)	Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future dividends is at the discretion of our Board of Directors, and may be adjusted as business or market conditions change.

The following table provides details of dividends declared in 2011:

Record Date	Payment Date	Amount per Share	Total Amount

			(in millions)
6/30/2011	7/28/2011	$0.25	$41
9/30/2011	10/28/2011	$0.25	$41
12/30/2011	1/31/2012	$0.25	$41

d)	Equity Compensation Plan

The information required by this part of Item 5 is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the caption “Equity Compensation Plan Information” of such Proxy Statement.

e)	Stock Performance

The following graph compares the performance of our common stock to the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Morgan Stanley Health Care Payer Index (“Peer Group”) for the five years ended December 31, 2011. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2006.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
HUM	$100	$136	$67	$79	$99	$158
S&P 500	$100	$104	$64	$79	$89	$89
Peer Group	$100	$116	$53	$81	$93	$125

f)	Issuer Purchases of Equity Securities

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During 2011, we repurchased 0.8 million shares in open market transactions for $53 million at an average price of $63.73 under the previously approved share repurchase authorization and we repurchased 5.9 million shares in open market transactions for $439 million at an average price of $74.01 under the new authorization. As of February 6, 2012, the remaining authorized amount under the new authorization totaled $561 million.

In connection with employee stock plans, we acquired 0.8 million common shares for $49 million in 2011.

ITEM 6.	SELECTED FINANCIAL DATA

	2011 (a)	2010 (b)	2009	2008 (c)	2007 (d)
	(dollars in millions, except per common share results)
Summary of Operating Results:
Revenues:
Premiums	$35,106	$32,712	$29,927	$ 28,065	$24,434
Services	1,360	555	520	468	405
Investment income	366	329	296	220	314

Total revenues	36,832	33,596	30,743	28,753	25,153

Operating expenses:
Benefits	28,823	27,117	24,784	23,730	20,246
Operating costs	5,395	4,380	4,014	3,740	3,372
Depreciation and amortization	270	245	237	210	177

Total operating expenses	34,488	31,742	29,035	27,680	23,795

Income from operations	2,344	1,854	1,708	1,073	1,358
Interest expense	109	105	106	80	69

Income before income taxes	2,235	1,749	1,602	993	1,289
Provision for income taxes	816	650	562	346	455

Net income	$1,419	$1,099	$1,040	$647	$834

Basic earnings per common share	$8.58	$6.55	$6.21	$3.87	$5.00

Diluted earnings per common share	$8.46	$6.47	$6.15	$3.83	$4.91

Dividends declared per common share	$0.75	$0.00	$0.00	$0.00	$0.00

Financial Position:
Cash and investments	$10,830	$10,046	$9,111	$7,186	$6,691
Total assets	17,708	16,103	14,153	13,042	12,879
Benefits payable	3,754	3,469	3,222	3,206	2,697
Debt	1,659	1,669	1,678	1,937	1,688
Stockholders’ equity	8,063	6,924	5,776	4,457	4,029
Cash flows from operations	$2,079	$2,242	$1,422	$982	$1,224
Key Financial Indicators:
Benefit ratio	82.1%	82.9%	82.8%	84.6%	82.9%
Operating cost ratio	14.8%	13.2%	13.2%	13.1%	13.6%
Membership by Segment:
Retail segment:
Medical membership	4,673,900	3,542,200	3,729,400	4,764,900	4,780,200
Specialty membership	782,500	510,000	297,300	324,600	299,400
Employer Group segment:
Medical membership	2,794,900	3,009,500	3,117,800	3,358,400	3,256,400
Specialty membership	6,532,600	6,517,500	6,761,900	6,244,100	6,305,200
Other Businesses:
Medical membership	3,715,800	3,734,900	3,486,800	3,488,900	3,470,100
Consolidated:
Total medical membership	11,184,600	10,286,600	10,334,000	11,612,200	11,506,700
Total specialty membership	7,315,100	7,027,500	7,059,200	6,568,700	6,604,600

(a)	Includes the acquired operations of Anvita, Inc. from December 6, 2011 and MD Care, Inc. from December 30, 2011. Also includes the benefit of $205 million ($130 million after tax, or $0.77 per diluted common share) of favorable prior-period medical claims reserve development.

(b)	Includes the acquired operations of Concentra Inc. from December 21, 2010. Also includes the benefit of $231 million ($146 million after tax, or $0.86 per diluted common share) of favorable prior-period medical claims reserve development, as well as an expense of $147 million ($93 million after tax, or $0.55 per diluted common share) for the write-down of deferred acquisition costs associated with our individual commercial medical policies and an expense of $139 million ($88 million after tax, or $0.52 per diluted common share) associated with reserve strengthening for our closed block of long-term care policies acquired in connection with the 2007 acquisition of KMG America Corporation.
(c)	Includes the acquired operations of UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business from April 30, 2008, the acquired operations of OSF Health Plans, Inc. from May 22, 2008, the acquired operations of Metcare Health Plans, Inc. from August 29, 2008, and the acquired operations of PHP Companies, Inc. (d/b/a Cariten Healthcare) from October 31, 2008.
(d)	Includes the acquired operations of DefenseWeb Technologies, Inc. from March 1, 2007, the acquired operations of CompBenefits Corporation from October 1, 2007, and the acquired operations of KMG America Corporation from November 30, 2007. Also includes the benefit of $69 million ($43 million after tax, or $0.25 per diluted share) related to our 2006 Medicare Part D reconciliation with CMS and the settlement of some TRICARE contractual provisions related to prior years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2011 Business Segment Realignment

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect management’s view of the business and to align our external financial reporting with our new operating and internal financial reporting model. Historical segment information has been retrospectively adjusted to reflect the effect of this change. Our new reportable segments and the basis for determining those segments are discussed below.

Business Segments

We currently manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, we include businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles in an Other Businesses category. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

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

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at the corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

Seasonality

Our Retail segment offers Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. Our quarterly Retail segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affects the quarterly benefit ratio pattern.

Our Employer Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of the Retail segment, with the Employer Group’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses.

2011 Highlights

Consolidated

•	Our strategy and commitment to the Medicare programs have led to significant growth as discussed in our Retail segment discussion below.

•

As more fully described herein under the section titled “Benefit Expense Recognition” actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We experienced favorable prior-period medical claims reserve development not in the ordinary course of business, primarily in our Retail and Employer Group segments, of approximately $205 million in the aggregate, or $0.77 per diluted common share, for the year ended December 31, 2011 as compared to $231 million in the aggregate, or $0.86 per diluted common share, for the year ended December 31, 2010. Any discussion of favorable prior-period medical claims reserve development in our results of operation discussion that follows refers to amounts that were not in the ordinary course of business.

•

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy and we subsequently declared cash dividends of $0.25 per share to stockholders of record on each of June 30, 2011, September 30, 2011, and December 30, 2011.

•

In addition, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion. The new authorization will expire June 30, 2013. As of February 6, 2012, the remaining authorized amount under the new authorization totaled $561 million.

•	Comparisons to 2010 are impacted by the $147 million write-down of deferred acquisition costs associated with our individual commercial medical policies during the year ended December 31, 2010 as well as the net charge of $139 million due to reserve strengthening for our closed block of long-term care policies as discussed more fully in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Retail Segment

•

On February 17, 2012, CMS issued its Advance Notice for methodological changes for 2013 Medicare Advantage capitation rates and Part C and Part D payment policies. We believe the Advance Notice indicates our payment rates from CMS will remain relatively unchanged from those for 2012, with the exception of the impact of any automatic rate reductions that would occur as a result of the Budget Control Act of 2011. These potential automatic rate reductions were not addressed in the Advance notice, but we believe they would be primarily passed through as provider payment reductions from us. (For additional information, please refer to the risk factor entitled, “As a government contractor, we are exposed to risks that may materially affect our business or our willingness or ability to participate in government health care programs.”) However, the Advance Notice is subject to comment, and the final rates will not be published until the first Monday in April 2012. Nevertheless, we believe we can effectively design Medicare Advantage products based upon this level of rate increase while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as other Medicare Advantage competitors within our industry. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

Individual Medicare Advantage membership of 1,640,300 at December 31, 2011 increased 179,600 members, or 12.3%, from 1,460,700 at December 31, 2010 primarily due to a successful enrollment season associated with the 2011 plan year. January 2012 individual Medicare Advantage membership of approximately 1,813,000 increased nearly 173,000 members, or approximately 11%, from December 31, 2011, reflecting another successful enrollment season.

•

Individual Medicare stand-alone PDP membership of 2,540,400 at December 31, 2011 increased 870,100 members, or 52.1%, from 1,670,300 at December 31, 2010 primarily due to sales of our new lowest premium national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan, that we began offering for the 2011 plan year. January 2012 individual Medicare stand-alone PDP membership grew to approximately 2,825,000, increasing nearly 285,000 members, or approximately 11%, from December 31, 2011, also reflecting another successful selling season for the co-branded Humana Walmart-Preferred Rx Plan.

•

Comparisons to 2010 within the Retail segment are impacted by the $147 million write-down of deferred acquisition costs associated with our individual commercial medical policies during the year ended December 31, 2010 as discussed above.

•

On December 6, 2011, we acquired Anvita, Inc., or Anvita, a San Diego-based health care analytics company. The Anvita acquisition provides scalable analytics solutions that produce clinical insights which we believe will enhance our ability to improve the quality and lower the cost of health care for our members and customers.

•

Effective December 30, 2011, we acquired the California-based Medicare Advantage HMO MD Care, Inc., or MD Care. This acquisition expanded our Medicare footprint in California and grew our Medicare enrollment by approximately 12,100 members.

•	During the second half of 2011, we entered into a definitive agreement to acquire Arcadian Management Services, Inc., which serves Medicare Advantage HMO members in 15 U.S. states,

offering us an opportunity to further expand our Medicare footprint and grow our Medicare enrollment. The closing of this acquisition is subject to regulatory approval.

Health and Well-Being Services Segment

•

During the second half of 2011, we entered into a definitive agreement to acquire SeniorBridge, a chronic-care provider providing in-home care for seniors that will expand our existing clinical and home health capabilities and strengthen our offerings for members with complex chronic-care needs. The closing of this acquisition is subject to regulatory approval.

•

In 2011, we launched HumanaVitality, a joint venture with Discovery Holdings Ltd., providing our members with access to a science-based, actuarially driven wellness and loyalty program that features a wide range of well-being tools and rewards that are customized to an individual’s needs and wants.

Other Businesses

•

Comparisons to 2010 within Other Businesses are impacted by the net charge of $139 million due to reserve strengthening for our closed block of long-term care policies during the year ended December 31, 2010 as discussed above.

•

As more fully discussed in Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. On February 25, 2011, the Department of Defense TRICARE Management Activity, or TMA, awarded the new TRICARE South Region contract to us, which we expect to take effect on April 1, 2012. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option.

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

Implementation dates of the Health Insurance Reform Legislation vary from September 23, 2010 to as late as 2018. The following outlines certain provisions of the Health Insurance Reform Legislation:

•

Changes effective for plan years which began on or after September 23, 2010 included: elimination of pre-existing condition limits for enrollees under age 19, elimination of certain annual and lifetime caps on the dollar value of benefits, expansion of dependent coverage to include adult children until age 26, a requirement to provide coverage for preventive services without cost to members, new claim appeal requirements, and the establishment of an interim high risk program for those unable to obtain coverage due to a pre-existing condition or health status.

•

Effective January 1, 2011, minimum benefit ratios were mandated for all commercial fully-insured medical plans in the large group (85%), small group (80%), and individual (80%) markets, with annual rebates to policyholders if the actual benefit ratios, calculated in a manner prescribed by HHS, do not meet these minimums. Certain states were approved to apply an individual threshold lower than the 80% requirement temporarily to avoid market disruption. In 2011, we accrued for rebates, based on the manner prescribed by HHS, with initial rebate payments to be made in mid-2012. Our benefit ratios reported herein, calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, differ from the benefit ratios calculated as prescribed by HHS under the Health Insurance Reform Legislation. The more noteworthy differences include the fact that the benefit ratio calculations prescribed by HHS are calculated separately by state and legal entity; reflect actuarial adjustments where the membership levels are not large enough to create credible size; exclude some of our health insurance products; include taxes and fees as reductions of premium; treat changes in reserves differently than GAAP; and classify rebate amounts as additions to incurred claims as opposed to adjustments to premiums for GAAP reporting.

•

Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels and beginning in 2012, additional cuts to Medicare Advantage plan payments will begin to take effect (plans will receive a range of 95% in high-cost areas to 115% in low-cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, beginning in 2011, the gap in coverage for Medicare Part D prescription drug coverage began to incrementally close.

•

Beginning in 2014, the Health Insurance Reform Legislation requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain plans; the establishment of state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of standardized plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare plans; and insurance industry assessments, including an annual premium-based assessment and a three-year commercial reinsurance fee. The annual premium-based assessment levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014. In December 2011, the National Association of Insurance Commissioners, or NAIC, issued proposed guidance indicating the insurance industry premium-based assessment may require accrual and associated subsidiary funding consideration in 2013 instead of 2014. This proposed NAIC guidance is contradictory to final GAAP guidance issued by the Financial Accounting Standards Board, or FASB, in July 2011, which indicates the insurance industry premium-based assessment should be accrued beginning in 2014, the year in which it is payable. Refer to Recently Issued Accounting Pronouncements in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

The Health Insurance Reform Legislation also specifies required benefit designs, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and expands eligibility for Medicaid programs. In addition, the law will significantly increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described herein.

In addition, certain provisions in the Health Insurance Reform Legislation tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) will be eligible for a quality bonus in their basic premium rates. Initially quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three Star plans for a three year period through 2014. Recent Star Ratings issued by CMS indicated that 98% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2013. Notwithstanding successful efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation. The implementation of the individual mandate as well as Medicaid expansion in the Health Insurance Reform Legislation are also being considered by the U.S. Supreme Court, seeking to have all or portions of the Health Insurance Reform Legislation declared unconstitutional. We cannot predict the results of these proceedings. Congress may also withhold the funding necessary to implement the Health Insurance Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In particular, implementing regulations and related guidance are forthcoming on various aspects of the minimum benefit ratio requirement’s applicability to Medicare, including aggregation, credibility thresholds, and its possible application to prescription drug plans. The response of other companies to the Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible federal premium tax and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs, there can be no assurance that the non-deductible federal premium tax and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers and are described in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Comparison of Results of Operations for 2011 and 2010

Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2011 and 2010:

Consolidated

			Change
	2011	2010	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$21,402	$19,052	$2,350	12.3%
Employer Group	8,877	9,080	(203)	(2.2)%
Other Businesses	4,827	4,580	247	5.4%

Total premiums	35,106	32,712	2,394	7.3%

Services:
Retail	16	11	5	45.5%
Employer Group	356	395	(39)	(9.9)%
Health and Well-Being Services	903	34	869	nm
Other Businesses	85	115	(30)	(26.1)%

Total services	1,360	555	805	145.0%

Investment income	366	329	37	11.2%

Total revenues	36,832	33,596	3,236	9.6%

Operating expenses:
Benefits	28,823	27,117	1,706	6.3%
Operating costs	5,395	4,380	1,015	23.2%
Depreciation and amortization	270	245	25	10.2%

Total operating expenses	34,488	31,742	2,746	8.7%

Income from operations	2,344	1,854	490	26.4%
Interest expense	109	105	4	3.8%

Income before income taxes	2,235	1,749	486	27.8%
Provision for income taxes	816	650	166	25.5%

Net income	$1,419	$1,099	$320	29.1%

Diluted earnings per common share	$8.46	$6.47	$1.99	30.8%
Benefit ratio (a)	82.1%	82.9%		(0.8)%
Operating cost ratio (b)	14.8%	13.2%		1.6%
Effective tax rate	36.5%	37.2%		(0.7)%

(a)	Represents total benefit expenses as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

nm – not meaningful

Summary

Net income was $1.4 billion, or $8.46 per diluted common share, in 2011 compared to $1.1 billion, or $6.47 per diluted common share, in 2010 primarily due to improved operating performance in the Retail and Health and Well-Being Services segments and the negative impact of certain charges described below on 2010 results that did not recur in 2011. Share repurchase activity also contributed to the year-over-year increase in diluted earnings per common share. Our diluted earnings per common share include the beneficial impact of favorable prior-period medical claims reserve development of approximately $0.77 per diluted common share for 2011 compared to $0.86 per diluted common share for 2010. Net income for the 2010 period also included the negative impact of a $147 million ($0.55 per diluted common share) write-down of deferred acquisition costs associated with our individual commercial medical policies in our Retail Segment, and a net charge of $139 million ($0.52 per diluted common share) for reserve strengthening associated with our closed block of long-term care policies in our Other Businesses as discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Premiums Revenue

Consolidated premiums increased $2.4 billion, or 7.3%, from 2010 to $35.1 billion for 2011, primarily due to an increase in Retail segment premiums, partially offset by a decline in Employer Group segment premiums. The increase in Retail segment premiums primarily resulted from higher average individual Medicare Advantage membership. The decrease in Employer Group segment premiums primarily resulted from lower average fully-insured commercial group medical membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services Revenue

Consolidated services revenue increased $805 million, or 145.0%, from 2010 to $1.4 billion for 2011, primarily due to an increase in primary care services revenue in our Health and Well-Being Services segment, primarily as a result of the acquisition of Concentra on December 21, 2010.

Investment Income

Investment income totaled $366 million for 2011, an increase of $37 million from 2010, primarily reflecting higher interest rates as well as higher average invested balances as a result of the reinvestment of operating cash flows.

Benefit Expenses

Consolidated benefit expenses were $28.8 billion for 2011, an increase of $1.7 billion, or 6.3%, from 2010. The increases were primarily due to a $1.8 billion, or 11.3%, year-over-year increase in Retail segment benefit expenses in 2011, primarily driven by an increase in the average number of Medicare members, partially offset by a decline in Employer Group segment benefit expenses.

The consolidated benefit ratio for 2011 was 82.1%, declining 80 basis points from the 2010 benefit ratio of 82.9%, primarily driven by a decline in the Retail segment benefit ratio and a net charge for reserve strengthening associated with our closed block of long-term care policies in our Other Businesses in 2010 that did not recur in 2011.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $1.0 billion, or 23.2%, during 2011 compared to 2010, primarily due an increase in operating costs in our Health and Well-Being Segment as a result of the acquisition of Concentra on December 21, 2010, as well as an increase in operating costs in our Retail segment as a result of increased expenses associated with servicing higher average Medicare Advantage membership. Operating costs for 2010 include $147 million for the write-down of deferred acquisition costs associated with our individual commercial medical policies in our Retail Segment.

The consolidated operating cost ratio for 2011 was 14.8%, increasing 160 basis points from the 2010 operating cost ratio of 13.2%. The $147 million write-down of deferred acquisition costs in 2010 increased the operating cost ratio 50 basis points for 2010. Excluding the impact of the write-down of deferred acquisition costs in 2010, the increase primarily reflects the greater percentage of our revenues derived from Concentra, acquired December 21, 2010, in our Health and Well-Being Services segment, which carries a higher operating cost ratio on external revenues than our other segments, as well as an increase in the Retail and Employer Group segment operating cost ratios.

Depreciation and Amortization

Depreciation and amortization for 2011 totaled $270 million, an increase of $25 million, or 10.2%, from 2010, primarily reflecting depreciation and amortization expense associated with our Concentra operations, acquired on December 21, 2010.

Interest Expense

Interest expense was $109 million for 2011, compared to $105 million for 2010, an increase of $4 million, or 3.8%.

Income Taxes

Our effective tax rate during 2011 was 36.5% compared to the effective tax rate of 37.2% in 2010. The higher tax rate for 2010 primarily was due to the cumulative adjustment associated with estimating the retrospective aspect of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Insurance Reform Legislation. See Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Retail Segment

			Change
	2011	2010	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	1,640,300	1,460,700	179,600	12.3%
Individual Medicare stand-alone PDP	2,540,400	1,670,300	870,100	52.1%

Total individual Medicare	4,180,700	3,131,000	1,049,700	33.5%
Individual commercial	493,200	411,200	82,000	19.9%

Total individual medical members	4,673,900	3,542,200	1,131,700	31.9%

Individual specialty membership (a)	782,500	510,000	272,500	53.4%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2011	2010	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$18,100	$16,265	$1,835	11.3%
Individual Medicare stand-alone PDP	2,317	1,959	358	18.3%

Total individual Medicare	20,417	18,224	2,193	12.0%
Individual commercial	861	746	115	15.4%
Individual specialty	124	82	42	51.2%

Total premiums	21,402	19,052	2,350	12.3%

Services	16	11	5	45.5%

Total premiums and services revenue	$21,418	$19,063	$2,355	12.4%

Income before income taxes	$1,587	$1,289	$298	23.1%
Benefit ratio	81.2%	82.0%		(0.8)%
Operating cost ratio	11.2%	11.1%		0.1%

Pretax Results

•

Retail segment pretax income was $1.6 billion in 2011, an increase of $298 million, or 23.1%, from $1.3 billion in 2010, primarily driven by higher average individual Medicare membership and a lower benefit ratio, partially offset by a higher operating cost ratio, discussed below. Pretax income for 2010 included the negative impact of a $147 million write-down of deferred acquisition costs associated with our individual commercial medical policies. In addition, the Retail segment’s pretax income for 2011 included the beneficial effect of an estimated $147 million in favorable prior-period medical claims reserve development versus $198 million in 2010.

Enrollment

•

Individual Medicare Advantage membership increased 179,600 members, or 12.3%, from December 31, 2010 to December 31, 2011 due to a successful enrollment season associated with the 2011 plan year as well as age-in enrollment throughout the year. Individual Medicare Advantage membership at December 31, 2011 included approximately 12,100 members acquired with our acquisition of MD Care as of December 30, 2011.

•

Individual Medicare stand-alone PDP membership increased 870,100 members, or 52.1%, from December 31, 2010 to December 31, 2011 primarily from higher gross sales year-over-year, particularly due to our low-price-point Humana Walmart-Preferred Rx Plan that we began offering for the 2011 plan year, supplemented by dual eligible and age-in enrollments throughout the year.

•	Individual specialty membership increased 272,500, or 53.4%, from December 31, 2010 to December 31, 2011 primarily driven by increased sales in dental offerings.

Premiums revenue

•

Retail segment premiums increased $2.4 billion, or 12.3%, from 2010 to 2011 primarily due to a 10.3% increase in average individual Medicare Advantage membership. Individual Medicare stand-alone PDP premiums revenue increased $358 million, or 18.3%, in 2011 compared to 2010 primarily due to a 41.9% increase in average individual PDP membership, partially offset by a decrease in individual Medicare stand-alone PDP per member premiums. This was primarily a result of sales of our low-price-point Humana Walmart-Preferred Rx Plan that we began offering for the 2011 plan year.

Benefit expenses

•

The Retail segment benefit ratio decreased 80 basis points from 82.0% in 2010 to 81.2% in 2011. The decline primarily reflects a lower Medicare Advantage benefit ratio due to lower cost trends arising out of our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, as well as a significant increase in our individual Medicare stand-alone PDP membership in 2011 that carries a lower benefit ratio, partially offset by lower favorable prior-period medical claims reserve development in 2011 than in 2010. Favorable reserve development decreased the Retail segment benefit ratio by approximately 70 basis points in 2011 versus approximately 100 basis points in 2010.

Operating costs

•

The Retail segment operating cost ratio of 11.2% for 2011 increased 10 basis points from 11.1% for 2010. The $147 million write-down of deferred acquisition costs in 2010 increased the operating cost ratio 80 basis points in 2010. Excluding the impact of the write-down of deferred acquisition costs, the increase in the operating cost ratio year-over-year primarily reflects increased expenses associated with the Medicare sales season for 2012 offerings which began a month earlier than in the prior year and staffing necessary to service anticipated Medicare membership additions. Further, a higher percentage of membership in individual Medicare stand-alone PDP products contributed to the higher operating cost ratio, in light of the Humana Walmart-Preferred Rx Plan, first offered in 2011, which carries a higher operating cost ratio than other Medicare products.

Employer Group Segment

			Change
	2011	2010	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,180,200	1,252,200	(72,000)	(5.7)%
ASO	1,292,300	1,453,600	(161,300)	(11.1)%
Group Medicare Advantage	290,600	273,100	17,500	6.4%
Medicare Advantage ASO	27,600	28,200	(600)	(2.1)%

Total group Medicare Advantage	318,200	301,300	16,900	5.6%

Group Medicare stand-alone PDP	4,200	2,400	1,800	75.0%

Total group Medicare	322,400	303,700	18,700	6.2%

Total group medical members	2,794,900	3,009,500	(214,600)	(7.1)%

Group specialty membership (a)	6,532,600	6,517,500	15,100	0.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2011	2010	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,782	$5,169	$(387)	(7.5)%
Group Medicare Advantage	3,152	3,021	131	4.3%
Group Medicare stand-alone PDP	8	5	3	60.0%

Total group Medicare	3,160	3,026	134	4.4%
Group specialty	935	885	50	5.6%

Total premiums	8,877	9,080	(203)	(2.2)%

Services	356	395	(39)	(9.9)%

Total premiums and services revenue	$9,233	$9,475	$(242)	(2.6)%

Income before income taxes	$242	$288	$(46)	(16.0)%
Benefit ratio	82.4%	82.4%		0.0%
Operating cost ratio	17.8%	17.5%		0.3%

Pretax Results

•

Employer Group segment pretax income decreased $46 million, or 16%, to $242 million in 2011 primarily due to the impact of minimum benefit ratios required under the Health Insurance Reform Legislation which became effective in 2011. The Employer Group segment’s pretax income for 2011 included the beneficial effect of an estimated $52 million in favorable prior-period medical claims reserve development versus $33 million in 2010.

Enrollment

•

Fully-insured commercial group medical membership decreased 72,000 members, or 5.7%, from December 31, 2010 to December 31, 2011 primarily due to continued pricing discipline in a highly competitive environment for large group business partially offset by small group business membership gains.

•

Group ASO commercial medical membership decreased 161,300 members, or 11.1%, from December 31, 2010 to December 31, 2011 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

Premiums revenue

•

Employer Group segment premiums decreased by $203 million, or 2.2%, from 2010 to $8.9 billion for 2011 primarily due to lower average commercial group medical membership year-over-year and rebates associated with minimum benefit ratios required under the Health Insurance Reform Legislation which became effective in 2011, partially offset by an increase in group Medicare Advantage membership. Rebates result in the recognition of lower premiums revenue, as amounts are set aside for payments to commercial customers during the following year.

Benefit expenses

•

The Employer Group segment benefit ratio of 82.4% for 2011 was unchanged from 2010 due to offsetting factors. Factors increasing the 2011 ratio compared to the 2010 ratio include growth in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products and the effect of rebates accrued in 2011 associated with the minimum benefit ratios required under the Health Insurance Reform Legislation. Factors decreasing the 2011 ratio compared to the 2010 ratio include the beneficial effect of higher favorable prior-period medical claims reserve development in 2011 versus 2010 and lower utilization of benefits in our commercial group products in 2011. Fully-insured group Medicare Advantage members represented 10.4% of total Employer Group segment medical membership at December 31, 2011 compared to 9.1% at December 31, 2010. Favorable reserve development decreased the Employer Group segment benefit ratio by approximately 60 basis points in 2011 versus 40 basis points in 2010.

Operating costs

•

The Employer Group segment operating cost ratio of 17.8% for 2011 increased 30 basis points from 17.5% for 2010 primarily reflecting the impact of lower premiums revenue due to the minimum benefit ratio regulatory requirements which became effective in 2011.

Health and Well-Being Services Segment

			Change
	2011	2010	Dollars	Percentage
	(in millions)
Revenues:
Services:
Primary care services	$880	$21	$859	nm
Integrated wellness services	12	13	(1)	(7.7)%
Pharmacy solutions	11	0	11	100%

Total services revenues	903	34	869	nm

Intersegment revenues:
Pharmacy solutions	9,886	8,410	1,476	17.6%
Primary care services	185	170	15	8.8%
Integrated wellness services	175	167	8	4.8%
Home care services	84	39	45	115.4%

Total intersegment revenues	10,330	8,786	1,544	17.6%

Total services and intersegment revenues	$11,233	$8,820	$2,413	27.4%

Income before income taxes	$353	$219	$134	61.2%
Operating cost ratio	96.1%	97.2%		(1.1)%

nm – not meaningful

Pretax results

•

Health and Well-Being Services segment pretax income increased $134 million, or 61.2%, from 2010 to $353 million in 2011 primarily due to growth in our pharmacy solutions business together with the addition of the Concentra business, acquired on December 21, 2010.

Services revenue

•	Primary care services revenue increased $859 million from 2010 to $880 million in 2011 primarily due to the acquisition of Concentra on December 21, 2010.

Intersegment revenues

•

Intersegment revenues increased $1.5 billion, or 17.6%, from 2010 to $10.3 billion for 2011 primarily due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•

The Health and Well-Being Services segment operating cost ratio decreased 110 basis points from 2010 to 96.1% for 2011 reflecting scale efficiencies associated with growth in our pharmacy solutions business together with the addition of our acquired Concentra operations which carry a lower operating cost ratio than other lines of business in this segment.

Other Businesses

Pretax income for our Other Businesses of $84 million for 2011 compared to pretax losses of $2 million for 2010. Pretax losses for 2010 include the impact of a net charge of $139 million associated with reserve strengthening for our closed block of long-term care policies. Excluding this charge, the year-over-year decline primarily reflects a decrease in pretax income associated with our contract with CMS to administer the LI-NET program.

Comparison of Results of Operations for 2010 and 2009

Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2010 and 2009:

Consolidated

			Change
	2010	2009	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$19,052	$18,349	$703	3.8%
Employer Group	9,080	7,466	1,614	21.6%
Other Businesses	4,580	4,112	468	11.4%

Total premiums	32,712	29,927	2,785	9.3%

Services:
Retail	11	10	1	10.0%
Employer Group	395	370	25	6.8%
Health and Well-Being Services	34	17	17	100.0%
Other Businesses	115	123	(8)	(6.5)%

Total services	555	520	35	6.7%

Investment income	329	296	33	11.1%

Total revenues	33,596	30,743	2,853	9.3%

Operating expenses:
Benefits	27,117	24,784	2,333	9.4%
Operating costs	4,380	4,014	366	9.1%
Depreciation and amortization	245	237	8	3.4%

Total operating expenses	31,742	29,035	2,707	9.3%

Income from operations	1,854	1,708	146	8.5%
Interest expense	105	106	(1)	(0.9)%

Income before income taxes	1,749	1,602	147	9.2%
Provision for income taxes	650	562	88	15.7%

Net income	$1,099	$1,040	$59	5.7%

Diluted earnings per common share	$6.47	$6.15	$0.32	5.2%
Benefit ratio (a)	82.9%	82.8%		0.1%
Operating cost ratio (b)	13.2%	13.2%		0.0%
Effective tax rate	37.2%	35.1%		2.1%

(a)	Represents total benefit expenses as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $1.1 billion, or $6.47 per diluted common share, in 2010 compared to $1.0 billion, or $6.15 per diluted common share, in 2009 primarily as a result of an increase in average Medicare Advantage membership and favorable prior-period medical claims reserve development in 2010 in both our Retail and Employer Group segments. Our diluted earnings per common share for 2010 include the beneficial impact of favorable prior-period medical claims reserve development of approximately $0.86 per diluted common share. These increases were partially offset by a $147 million ($0.55 per diluted common share) write-down of deferred acquisition costs associated with our individual commercial medical policies in our Retail segment and a net charge of $139 million ($0.52 per diluted common share) for reserve strengthening associated with our closed block of long-term care policies in our Other Businesses in 2010 as discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Net income for 2009 also included the favorable impact of the reduction of the liability for unrecognized tax benefits ($0.10 per diluted common share) as a result of Internal Revenue Service audit settlements.

Premiums revenue

Consolidated premiums increased $2.8 billion, or 9.3%, from 2009 to $32.7 billion for 2010. The increase primarily was due to higher premiums revenue in the Employer Group and Retail segments primarily as a result of higher average Medicare Advantage membership and an increase in per member premiums, as well as increased premiums for Other Businesses as a result of our new contract with CMS to administer the LI-NET program in 2010.

Services Revenue

Consolidated services revenue increased $35 million, or 6.7%, from 2009 to $555 million for 2010, primarily due to an increase in services revenue in our Employer Group segment primarily as a result of a new group Medicare ASO account in 2010 partially offset by a decline in commercial ASO membership, as well as an increase in primary care services revenue in our Health and Well-Being Services segment primarily as a result of the acquisition of Concentra on December 21, 2010.

Investment Income

Investment income totaled $329 million for 2010, an increase of $33 million from $296 million for 2009, primarily reflecting higher average invested balances as a result of the reinvestment of operating cash flows, partially offset by lower interest rates.

Benefit Expenses

Consolidated benefit expenses were $27.1 billion for 2010, an increase of $2.3 billion, or 9.4%, from $24.8 billion for 2009. The increase primarily was driven by an increase in the average number of Medicare Advantage members.

The consolidated benefit ratio for 2010 was 82.9%, essentially unchanged, increasing only 10 basis points from the 2009 benefit ratio of 82.8%.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $366 million, or 9.1%, during 2010 compared to 2009, primarily due to the $147 million write-down of deferred acquisition costs associated with our individual commercial medical policies in 2010, increased Medicare investment spending for our 2011 offerings, and operating costs associated with servicing higher average Medicare Advantage membership, partially offset by a decrease in the number of our employees as a result of our administrative cost reduction strategies, including planned workforce reductions in 2010. Excluding employees added with the acquisition of Concentra on December 21, 2010, the number of employees decreased by 800 to 27,300 at December 31, 2010 from 28,100 at December 31, 2009, or 2.8%, as we aligned the size of our workforce with our membership.

The consolidated operating cost ratio for 2010 of 13.2% remained unchanged from the 2009 ratio as an increase in the Retail segment operating cost ratio was offset by declines in the Employer Group and Health and Well-Being Services segment operating cost ratios.

Depreciation and Amortization

Depreciation and amortization for 2010 totaled $245 million compared to $237 million for 2009, an increase of $8 million, or 3.4%, primarily reflecting depreciation expense associated with capital expenditures.

Interest Expense

Interest expense was $105 million for 2010, compared to $106 million for 2009, a decrease of $1 million, or 0.9%.

Income Taxes

Our effective tax rate during 2010 was 37.2% compared to the effective tax rate of 35.1% in 2009. The increase from 2009 to 2010 primarily was due to the reduction of the $17 million liability for unrecognized tax benefits as a result of audit settlements which reduced the effective income tax rate by 1.0% during 2009. In addition, the tax rate for 2010 reflects the estimated impact of new limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by recent health insurance reforms. See Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Retail Segment

			Change
	2010	2009	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	1,460,700	1,406,600	54,100	3.8%
Individual Medicare stand-alone PDP	1,670,300	1,925,400	(255,100)	(13.2)%

Total individual Medicare	3,131,000	3,332,000	(201,000)	(6.0)%
Individual commercial	411,200	397,400	13,800	3.5%

Total individual medical members	3,542,200	3,729,400	(187,200)	(5.0)%

Individual specialty membership (a)	510,000	297,300	212,700	71.5%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2010	2009	Dollars	Percentage
	(dollars in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$16,265	$15,333	$932	6.1%
Individual Medicare stand-alone PDP	1,959	2,323	(364)	(15.7)%

Total individual Medicare	18,224	17,656	568	3.2%
Individual commercial	746	638	108	16.9%
Individual specialty	82	55	27	49.1%

Total premiums	19,052	18,349	703	3.8%

Services	11	10	1	10.0%

Total premiums and services revenue	$19,063	$18,359	$704	3.8%

Income before income taxes	$1,289	$1,359	$(70)	(5.2)%
Benefit ratio	82.0%	81.7%		0.3%
Operating cost ratio	11.1%	10.8%		0.3%

Pretax Results

•

Retail segment pretax income was $1.3 billion in 2010, a decrease of $70 million, or 5.2%, from 2009 primarily due to the negative impact of a $147 million write-down of deferred acquisition costs associated with our individual commercial medical policies in 2010 and a decline in average individual Medicare stand-alone PDP membership from 2009 to 2010, partially offset by the beneficial impact of an estimated $198 million in favorable prior-period medical claims reserve development in 2010.

Enrollment

•	Individual Medicare Advantage membership increased 54,100 members, or 3.8%, from December 31, 2009 to December 31, 2010, with sales of our PPO products driving the majority of the increase.

•

Individual Medicare stand-alone PDP membership decreased 255,100 members, or 13.2%, from December 31, 2009 to December 31, 2010 primarily from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

•	Individual specialty membership increased 212,700, or 71.5%, from December 31, 2009 to December 31, 2010, primarily driven by increased sales in dental and vision offerings.

Premiums revenue

•

Retail segment premiums increased $703 million, or 3.8%, from 2009 to 2010 primarily due to higher average individual Medicare Advantage membership and an increase in per member premiums, partially offset by a decline in average individual stand-alone PDP membership. Individual Medicare Advantage premiums revenue increased $932 million, or 6.1%, from 2009 to 2010. Average individual Medicare Advantage membership increased 4.4% in 2010 compared to 2009. Individual Medicare Advantage per member premiums increased approximately 1.6% during 2010 compared to 2009. Individual Medicare stand-alone PDP premiums revenue decreased $364 million, or 15.7%, from 2009 to 2010 primarily due to a 14.8% decrease in average individual PDP membership.

Benefit expenses

•	The Retail segment benefit ratio increased 30 basis points from 81.7% in 2009 to 82.0% in 2010 primarily driven by a 40 basis point increase in the Medicare benefit ratio primarily as a result of higher average membership in products that generally carry higher benefit ratios, partially offset by favorable prior-period medical claims reserve development. This favorable development decreased the Retail segment benefit ratio by approximately 100 basis points in 2010.

Operating costs

•

The Retail segment operating cost ratio of 11.1% for 2010 increased 30 basis points from 10.8% for 2009. The $147 million write-down of deferred acquisition costs in 2010 increased the operating cost ratio 80 basis points. Excluding the impact of the write-down of deferred acquisition costs, the decrease in the operating cost ratio year-over-year primarily reflects efficiency gains associated with servicing higher average individual Medicare Advantage membership as well as our continued focus on administrative cost reductions, partially offset by increased Medicare investment spending for our 2011 offerings.

Employer Group Segment

			Change
	2010	2009	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,252,200	1,442,100	(189,900)	(13.2)%
ASO	1,453,600	1,571,300	(117,700)	(7.5)%
Group Medicare Advantage	273,100	101,900	171,200	168.0%
Medicare Advantage ASO	28,200	0	28,200	100.0%

Total group Medicare Advantage	301,300	101,900	199,400	195.7%

Group Medicare stand-alone PDP	2,400	2,500	(100)	(4.0)%

Total group Medicare	303,700	104,400	199,300	190.9%

Total group medical members	3,009,500	3,117,800	(108,300)	(3.5)%

Group specialty membership (a)	6,517,500	6,761,900	(244,400)	(3.6)%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2010	2009	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,169	$5,547	$(378)	(6.8)%
Group Medicare Advantage	3,021	1,080	1,941	179.7%
Group Medicare stand-alone PDP	5	5	0	0.0%

Total group Medicare	3,026	1,085	1,941	178.9%
Group specialty	885	834	51	6.1%

Total premiums	9,080	7,466	1,614	21.6%

Services	395	370	25	6.8%

Total premiums and services revenue	$9,475	$7,836	$1,639	20.9%

Income (loss) before income taxes	$288	$(13)	$301	nm
Benefit ratio	82.4%	84.2%		(1.8)%
Operating cost ratio	17.5%	19.5%		(2.0)%

nm – not meaningful

Pretax Results

•

Employer Group segment pretax income of $288 million in 2010 increased $301 million from 2009 primarily due to an increase in group Medicare Advantage membership, decreased utilization and our continued focus on pricing discipline primarily associated with our fully-insured commercial group products, as well as administrative cost reductions and the previously mentioned favorable prior-period medical claims reserve development. The Employer Group segment’s pretax income for 2010 included the beneficial effect of an estimated $33 million in favorable prior-period medical claims reserve development.

Enrollment

•

Fully-insured group Medicare Advantage membership increased 171,200 members from December 31, 2009 to December 31, 2010. Approximately 109,600 of the members were associated with a new contract added during the first quarter of 2010.

•	During 2010, we added 28,200 group Medicare Advantage ASO members due to a new account in 2010.

•	Fully-insured commercial group medical membership decreased 189,900 members, or 13.2%, from December 31, 2009 to December 31, 2010 primarily due to continued pricing discipline.

•	Group ASO commercial medical membership decreased 117,700 members, or 7.5%, from December 31, 2009 to December 31, 2010 primarily reflecting the loss of a large group account on July 1, 2010.

Premiums revenue

•

Employer Group segment premiums increased $1.6 billion, or 21.6%, from 2009 to 2010 primarily due to increased fully-insured group Medicare Advantage membership and an increase in fully-insured commercial group per member premiums, partially offset by a decline in fully-insured commercial group medical membership year-over-year. Per member premiums for commercial fully-insured group accounts increased 7.6% during 2010 compared to 2009.

Benefit expenses

•

The Employer Group segment benefit ratio of 82.4% for 2010 decreased 180 basis points from 84.2% for 2009 primarily due to medical trend that was lower than trend assumed in pricing as well as continued pricing discipline, in each case particularly for our commercial business, and favorable prior-period medical claims reserve development in 2010. These decreases were partially offset by growth in our group Medicare Advantage business which generally carries a higher benefit ratio than our fully-insured commercial group business. Medical trend was favorable, primarily affected by lower utilization of services as well as the use of services at lower levels of intensity than in the prior year. The favorable development decreased the Employer Group segment benefit ratio by approximately 40 basis points in 2010. Fully-insured group Medicare Advantage members represented 9.1% of total Employer Group segment medical membership at December 31, 2010 compared to 3.3% at December 31, 2009.

Operating costs

•

The Employer Group segment operating cost ratio of 17.5% for 2010 decreased 200 basis points from 19.5% for 2009 primarily reflecting administrative scale efficiencies associated with an increase in average fully-insured group Medicare Advantage membership and our continued focus on administrative cost reductions.

Health and Well-Being Services Segment

			Change
	2010	2009	Dollars	Percentage
	(in millions)
Revenues:
Services:
Primary care services	$21	$3	$18	600.0%
Integrated wellness services	13	14	(1)	(7.1)%

Total services revenues	34	17	17	100.0%

Intersegment revenues:
Pharmacy solutions	8,410	8,630	(220)	(2.5)%
Primary care services	170	149	21	14.1%
Integrated wellness services	167	150	17	11.3%
Home care services	39	23	16	69.6%

Total intersegment revenues	8,786	8,952	(166)	(1.9)%

Total services and intersegment revenues	$8,820	$8,969	$(149)	(1.7)%

Income before income taxes	$219	$183	$36	19.7%
Operating cost ratio	97.2%	97.8%		(0.6)%

Pretax results

•

Health and Well-Being Services segment pretax income increased $36 million, or 19.7%, from 2009 to $219 million in 2010 primarily due to growth in both our mail order pharmacy business and our CAC medical centers. The opening of our new facility for processing specialty prescription drugs in late 2009 and continued growth from our processing facility opened in 2008 contributed to the growth in our mail order business in 2010.

Services revenue

•

Services revenue increased $17 million, or 100.0%, from 2009 to $34 million in 2010 primarily due to an increase in primary care services revenue primarily as a result of the acquisition of Concentra on December 21, 2010.

Intersegment revenues

•

Intersegment revenues decreased $166 million, or 1.9%, from 2009 to $8.8 billion for 2010 primarily due to a decline in our pharmacy solutions business primarily as a result of a decrease in average Medicare stand-alone PDP membership from our competitive positioning as we realigned stand-alone PDP premium and benefit designs to correspond with our historical prescription drug claims experience.

Operating costs

•

The Health and Well-Being Services segment operating cost ratio decreased 60 basis points from 2009 to 97.2% for 2010 reflecting growth in our CAC medical centers as well as LifeSynch, our integrated behavioral health and wellness business, which carry lower operating cost ratios than other lines of business in this segment.

Other Businesses

Pretax losses for our Other Businesses of $2 million for 2010 compared to pretax income of $97 million for 2009. The decline in operating performance from 2009 to 2010 primarily resulted from a net charge of $139 million associated with reserve strengthening for our closed block of long-term care policies in 2010, partially offset by pretax income in 2010 associated with our new contract with CMS to administer the LI-NET program, under which we began providing services in the first quarter of 2010.

Liquidity

Our primary sources of cash include receipts of premiums, services revenues, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. Our primary uses of cash include disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent.

Cash and cash equivalents decreased to $1.4 billion at December 31, 2011 from $1.7 billion at December 31, 2010. The change in cash and cash equivalents for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
	(in millions)
Net cash provided by operating activities	$2,079	$2,242	$1,422
Net cash used in investing activities	(1,358)	(1,811)	(1,859)
Net cash (used in) provided by financing activities	(1,017)	(371)	80

(Decrease) increase in cash and cash equivalents	$(296)	$60	$(357)

Cash Flow from Operating Activities

The change in operating cash flows over the three year period primarily results from the corresponding change in earnings, enrollment activity, and changes in working capital items as discussed below. Cash flows were positively impacted by Medicare enrollment gains in 2011 and 2010 because premiums generally are collected in advance of claim payments by a period of up to several months. Conversely, during 2009, cash flows were negatively impacted by the payment of run-off claims associated with enrollment losses in our stand-alone PDP business.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefit expenses and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at December 31, 2011, 2010 and 2009:

				Change
	2011	2010	2009	2011	2010
	(in millions)
IBNR (1)	$2,056	$2,051	$1,903	$5	$148
Military services benefits payable (2)	339	255	279	84	(24)
Reported claims in process (3)	376	137	358	239	(221)
Other benefits payable (4)	983	1,026	682	(43)	344

Total benefits payable	$3,754	$3,469	$3,222	285	247

Payables from acquisition				(29)	0

Total benefits payable				$256	$247

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the receivables table that follows.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable in 2011 primarily was due to an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff, and an increase in Military services benefits payable. The increase in benefits payable in 2010 and 2009 primarily was due to an increase in amounts owed to providers under capitated and risk sharing arrangements as well as an increase in IBNR, both primarily as a result of Medicare Advantage membership growth, partially offset by a decrease in the amount of processed but unpaid claims, including pharmacy claims, which fluctuate due to the month-end cutoff.

The detail of total net receivables was as follows at December 31, 2011, 2010 and 2009:

				Change
	2011	2010	2009	2011	2010
	(in millions)
Military services:
Base receivable	$467	$425	$451	$42	$(26)
Change orders	1	2	2	(1)	0

Military services subtotal	468	427	453	41	(26)
Medicare	336	216	238	120	(22)
Commercial and other	315	368	183	(53)	185
Allowance for doubtful accounts	(85)	(52)	(51)	(33)	(1)

Total net receivables	$1,034	$959	$823	75	136

Reconciliation to cash flow statement:
Provision for doubtful accounts				31	19
Receivables from acquisition				0	(109)

Change in receivables per cash flow statement resulting in cash from operations				$106	$46

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $42 million increase in base receivables for 2011 as compared to 2010, the $26 million decrease in base receivables for 2010 as compared to 2009, and the $15 million increase in base receivables for 2009 as compared to 2008.

Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

Commercial and other receivables for 2011 and 2010 include $144 million and $109 million, respectively, of patient services receivables acquired with the acquisition of Concentra in December 2010. In addition, the allowance for doubtful accounts increased $33 million from 2010 to 2011 primarily due to the Concentra acquisition. The increase in Concentra receivables and the related allowance in 2011 result from the requirement to record acquired balances at fair value at the acquisition date. Excluding the receivables acquired with Concentra, the timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid business primarily resulted in the increase in commercial and other receivables for 2010 as compared to 2009 followed by a decrease from 2010 to 2011.

In addition to the timing of receipts for premiums and services fees and payments of benefit expenses, other working capital items impacting operating cash flows over the past three years primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS as well as changes in the timing of collections of pharmacy rebates.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $850 million in 2011, $827 million in 2010, and $2.0 billion in 2009. Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our Concentra and other medical facilities and administrative facilities necessary for activities such as claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $346 million in 2011, $222 million in 2010, and $185 million in 2009, with 2011 reflecting increased spending associated with growth in our primary care services and pharmacy businesses in our Health and Well-Being Services segment. Excluding acquisitions, we expect total capital expenditures in 2012 of approximately $350 million. Cash consideration paid for acquisitions, net of cash acquired, of $226 million in 2011, $833 million in 2010, and $12 million in 2009 primarily related to the Anvita and MD Care acquisitions in 2011 and the Concentra acquisition in 2010.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $378 million less than claims payments during 2011, $237 million less than claim payments during 2010, and $493 million higher than claims payments during 2009. See Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for further description.

During 2011, we repurchased 6.7 million shares for $492 million under the stock repurchase plans authorized by the Board of Directors in December 2009 and April 2011. During 2010, we repurchased 1.99 million shares for $100 million under the stock repurchase plan authorized by the Board of Directors in December 2009. We also acquired common shares in connection with employee stock plans for an aggregate cost of $49 million in 2011, $8 million in 2010, and $23 million in 2009.

During 2011, we paid dividends to stockholders of $82 million as discussed further below. No dividends were paid during 2010 or 2009.

In 2009, net borrowings under our then existing credit agreement decreased $250 million primarily from the repayment of amounts borrowed to fund a 2008 acquisition.

The remainder of the cash used in or provided by financing activities in 2011, 2010, and 2009 primarily resulted from proceeds from stock option exercises, the change in the book overdraft, and the change in the securities lending payable. The decrease in securities lending since 2009 resulted from lower margins earned under the program which terminated in the fourth quarter of 2011.

Future Sources and Uses of Liquidity

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of dividends declared in 2011:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
6/30/2011	7/28/2011	$0.25	$41
9/30/2011	10/28/2011	$0.25	$41
12/30/2011	1/31/2012	$0.25	$41

Stock Repurchase Authorization

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under the new share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of February 6, 2012, the remaining authorized amount under the new authorization totaled $561 million.

Senior Notes

We previously issued $500 million of 6.45% senior notes due June 1, 2016, $500 million of 7.20% senior notes due June 15, 2018, $300 million of 6.30% senior notes due August 1, 2018, and $250 million of 8.15% senior notes due June 15, 2038. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded) and contain a change of control provision that may require us to purchase the notes under certain circumstances. All four series of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. Our senior notes are more fully discussed in Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Credit Agreement

In November 2011, we amended and restated our 3-year $1.0 billion unsecured revolving credit agreement which was set to expire in December 2013 and replaced it with a 5-year $1.0 billion unsecured revolving agreement expiring November 2016. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 120 basis points, varies depending on our credit ratings ranging from 87.5 to 147.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 17.5 basis points, may fluctuate between 12.5 and 27.5 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the new credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the new credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $6.0 billion at December 31, 2011 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $8.1 billion and actual leverage ratio of 0.6:1, as measured in accordance with the new credit agreement as of December 31, 2011. In addition, the new credit agreement includes an uncommitted $250 million incremental loan facility.

At December 31, 2011, we had no borrowings outstanding under the new credit agreement. We have outstanding letters of credit of $14 million secured under the new credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2011, we had $986 million of remaining borrowing capacity under the new credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $36 million at December 31, 2011 represent junior subordinated debt. The junior subordinated debt, which is due in 2037, may be called by us without penalty in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2011 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. The parent company is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $494 million at December 31, 2011 and $553 million at December 31, 2010. During 2011, our subsidiaries paid dividends of $1.1 billion to the parent compared to $747 million in 2010 and $774 million in 2009. Refer to our parent company financial statements and accompanying notes in Schedule I – Parent Company Financial Information. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Insurance Reform,” in December 2011, the NAIC issued proposed guidance indicating the insurance industry premium-based assessment may require accrual and associated subsidiary funding consideration in 2013 instead of 2014. This proposed NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which indicates the insurance industry premium-based assessment should be accrued beginning in 2014, the year in which it is payable.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.7 billion and $4.3 billion as of December 31, 2011 and 2010, respectively, which exceeded aggregate minimum regulatory requirements. The amount of dividends that may be paid to our parent company in 2012 without prior approval by state regulatory authorities is approximately $970 million in the aggregate. This compares to dividends that were able to be paid in 2011 without prior regulatory approval of approximately $740 million.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2011 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$1,585	$0	$0	$500	$1,085
Interest (1)	1,094	111	221	205	557
Operating leases (2)	850	207	332	188	123
Purchase obligations (3)	245	117	95	18	15
Future policy benefits payable and other long-term liabilities (4)	1,987	68	237	162	1,520

Total (5)	$5,761	$503	$885	$1,073	$3,300

(1)	Interest includes the estimated contractual interest payments under our debt agreements.
(2)	We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
(3)	Purchase obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(4)	Includes future policy benefits payable ceded to third parties through 100% coinsurance agreements as more fully described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We expect the assuming reinsurance carriers to fund these obligations and reflected these amounts as reinsurance recoverables included in other long-term assets on our consolidated balance sheet. Amounts payable in less than one year are included in trade accounts payable and accrued expenses in the consolidated balance sheet.
(5)	Excludes the pending acquisitions of Arcadian Management Services, Inc. and SeniorBridge, both announced in the second half of 2011 and subject to regulatory approval. Refer to Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, we were not involved in any SPE transactions.

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

Government Contracts

Our Medicare products, which accounted for approximately 65% of our total premiums and services revenue for the year ended December 31, 2011, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2012, and all of our product offerings filed with CMS for 2012 have been approved.

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process that bases our prospective payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

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

At December 31, 2011, our military services business, which accounted for approximately 10% of our total premiums and services revenue for the year ended December 31, 2011, primarily consisted of the TRICARE South Region contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2012. On February 25, 2011, the Department of Defense TRICARE Management Activity, or TMA, awarded the new TRICARE South Region contract to us, which we expect to take effect on April 1, 2012. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option.

Under the current TRICARE South Region contract, any variance from the negotiated target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 3% of our total premiums and services revenue for the year ended December 31, 2011, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us three contracts for the East, Southeast, and Southwest regions for a three year term through June 30, 2013.

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

Benefit Expense Recognition

Benefit expenses are recognized in the period in which services are provided and include an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total
	(dollars in millions)
IBNR	$2,056	54.8%	$2,051	59.1%
Reported claims in process	376	10.0%	137	3.9%
Other benefits payable	983	26.2%	1,026	29.6%

Benefits payable, excluding military services	3,415	91.0%	3,214	92.6%
Military services benefits payable	339	9.0%	255	7.4%

Total benefits payable	$3,754	100.0%	$3,469	100.0%

Military services benefits payable primarily consists of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. This amount is generally offset by a corresponding receivable due from the federal government, as more fully-described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Cash Flow from Operating Activities.”

Estimating IBNR is complex and involves a significant amount of judgment. Changes in this estimate can materially affect, either favorably or unfavorably, our results of operations and overall financial position. Accordingly, it represents a critical accounting estimate. Most benefit claims are paid within a few months of the member receiving service from a physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”. As such, we expect that substantially all of the December 31, 2011 estimate of benefits payable will be known and paid during 2012.

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

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Changes in claim processes, including recoveries of overpayments, receipt cycle times, claim inventory levels, outsourcing, system conversions, and processing disruptions due to weather or other events affect views regarding the reasonable choice of completion factors. Claim payments to providers for services rendered are often net of overpayment recoveries for claims paid previously, as contractually allowed. Claim overpayment recoveries can result from many different factors, including retroactive enrollment activity, audits of provider billings and/or payment errors. Changes in patterns of claim overpayment recoveries can be unpredictable and result in completion factor volatility, as they often impact older dates of service. The receipt cycle time measures the average length of time between when a medical claim was initially incurred and when the claim form was received. Increased electronic claim submissions from providers have decreased the receipt cycle time over the last several years. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claim may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required.

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2011 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
1.60%	$(263)	(4.75)%	$(269)
1.20%	$(198)	(4.25)%	$(241)
0.80%	$(132)	(3.50)%	$(198)
0.40%	$ (66)	(3.00)%	$(170)
0.30%	$ (49)	(2.50)%	$(142)
0.20%	$ (33)	(2.00)%	$(113)
0.10%	$ (16)	(1.50)%	$ (85)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2011 caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in benefits payable at December 31, 2011 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.
(c)	The factor change indicated represents the percentage point change.

The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefit expenses as well as adjustments to prior year estimated accruals.

	2011	2010	2009
	(in millions)
Balances at January 1	$3,214	$2,943	$2,898
Acquisitions	29	0	0
Incurred related to:
Current year	25,821	24,186	21,944
Prior years	(372)	(434)	(253)

Total incurred	25,449	23,752	21,691

Paid related to:
Current year	(22,729)	(21,269)	(19,211)
Prior years	(2,548)	(2,212)	(2,435)

Total paid	(25,277)	(23,481)	(21,646)

Balances at December 31	$3,415	$3,214	$2,943

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

	Favorable Development by Changes in Key Assumptions
	2011		2010		2009
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(189)	(3.8)%	$(213)	(4.7)%	$(151)	(3.5)%
Completion factors	(183)	1.2%	(221)	1.6%	(102)	0.8%

Total	$(372)		$(434)		$(253)

(a)	The factor change indicated represents the percentage point change.

As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. The amount of redundancy over the last three years primarily has been impacted by the growth in our Medicare products, coupled with the application of consistent reserving practices. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.

During 2011 and 2010, we experienced prior year favorable reserve releases not in the ordinary course of business of approximately $205 million and $231 million, respectively. This favorable reserve development primarily resulted from improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization. In addition, in 2010, a shortening of the cycle time associated with provider claim submissions was a contributing factor. The improvements in the claims processing environment benefited all lines of business during 2011, but were most prominent in our Medicare PFFS line of business in 2010. As a result of these improvements, we experienced a significant increase in claim overpayment recoveries during 2011 for claims with 2010 and 2009 dates of service and during 2010 for claims with 2009 and 2008 dates of service, primarily as a result of increased audits of provider billings, as well as system enhancements that improved the claim recovery functionality. This increase resulted in our historical completion factors being understated for those periods since they had been developed using our previous historical experience. The remaining reserve redundancy primarily resulted from our consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions as described above. We believe we have consistently applied our methodology in determining our best estimate for benefits payable.

We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2011 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.

Benefit expenses associated with military services and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Military services	$3,247	$3,059	$3,020
Future policy benefits	127	306	73

Total	$3,374	$3,365	$3,093

Our current TRICARE contract contains provisions whereby the federal government bears a substantial portion of the risk of financing health benefits. The federal government both reimburses us for our cost of providing health benefits and bears responsibility for 80% of any variance from the annual targeted health care cost and actual health care cost as more fully described in Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations under the section titled “Military Services.” Therefore, the impact on our income from operations from changes in estimate for TRICARE benefits payable is reduced substantially by corresponding adjustments to revenues. The net change in income from operations as determined retrospectively, after giving consideration to claim development occurring in the current period, was a decrease of approximately $14 million for 2010 and an increase of approximately $9 million for 2009. The impact from changes in estimates for 2011 is not yet determinable as the amount of prior period development recorded in 2012 will change as our December 31, 2011 benefits payable estimate develops throughout 2012.

Future policy benefits payable of $1.7 billion and $1.5 billion at December 31, 2011 and 2010, respectively, represent liabilities for long-duration insurance policies including long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits.

Future policy benefits payable include $938 million at December 31, 2011 and $825 million at December 31, 2010 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases and/or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required. During the fourth quarter of 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with lower interest rates and higher actual expenses as compared to acquisition date assumptions, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our long-term care policies were not adequate to provide for future policy benefits under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during the fourth quarter of 2010 we recorded $139 million of additional benefit expense, with a corresponding increase in future policy benefits payable of $170 million partially offset by a related reinsurance recoverable of $31 million included in other long-term assets. In addition, future policy benefits payable include amounts of $224 million at December 31, 2011 and $229 million at December 31, 2010 which are subject to 100% coinsurance agreements as more fully described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.

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

Premiums revenue and administrative services only, or ASO, fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for estimated changes in an employer’s enrollment and individuals that ultimately may fail to pay, and beginning January 1, 2011, for estimated rebates to policyholders under the minimum benefit ratios required under the Health Insurance Reform Legislation. Enrollment changes not yet processed or not yet reported by an employer group or the government, also known as retroactive membership adjustments, are estimated based on available data and historical trends. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.

We bill and collect premium remittances from employer groups and members in our Medicare and other individual products monthly. We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores for our membership are recognized when the amounts become determinable, based on the submission of diagnosis data to CMS, and the collectibility is reasonably assured.

Medicare Part D Provisions

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts for providing prescription drug insurance coverage. We recognize premiums revenue for providing this insurance coverage ratably over the term of our annual contract. Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. In addition, receipts for reinsurance and low-income cost subsidies as well as receipts for certain discounts on brand name prescription drugs in the coverage gap represent payments for prescription drug costs for which we are not at risk.

The risk corridor provisions compare costs targeted in our bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premiums revenue related to these risk corridor provisions based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in the consolidated balance sheets based on the timing of expected settlement.

The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain at period end, including member eligibility and risk adjustment score differences with CMS as well as pharmacy rebates from manufacturers. These factors have an offsetting effect on changes in the risk corridor estimate. In 2011, we paid $380 million related to our reconciliation with CMS regarding the 2010 Medicare Part D risk corridor provisions compared to our estimate of $388 million at December 31, 2010. In 2010, we paid $180 million related to our reconciliation with CMS regarding the 2009 Medicare Part D risk corridor provisions compared to our estimate of $145 million at December 31, 2009. The net liability associated with the 2011 risk corridor estimate, which will be settled in 2012, was $329 million at December 31, 2011.

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. Beginning in 2011, the Health Reform Legislation mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period. Gross financing receipts were $2.5 billion and gross financing withdrawals were $2.9 billion during 2011. CMS subsidy and brand name prescription drug discount activity recorded to the consolidated balance sheets at December 31, 2011 was $363 million to other current assets and $139 million to trade accounts payable and accrued expenses.

In order to allow plans offering enhanced benefits the maximum flexibility in designing alternative prescription drug coverage, CMS provided a demonstration payment option in lieu of the reinsurance subsidy for plans offering enhanced coverage, or coverage beyond CMS’s defined standard benefits. The demonstration payment option, available to plans through 2010, was an arrangement in which CMS agreed to pay a capitation amount to a plan for assuming the government’s portion of prescription drug costs in the catastrophic layer of coverage. The capitation amount represented a fixed monthly amount per member to provide prescription drug coverage in the catastrophic layer. We chose the demonstration payment option for some of our plans that offered enhanced coverage for plan years through 2010. This capitation amount, derived from our annual bid submissions, was recorded as premiums revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer was subject to risk sharing as part of the risk corridor settlement.

Settlement of the reinsurance and low-income cost subsidies as well as the brand name prescription drug discounts and risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data.

Medicare Risk-Adjustment Provisions

CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans. Rates paid to Medicare Advantage plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. We estimate risk-adjustment revenues based on the submission of diagnosis data to CMS. The risk-adjustment model is more fully described in Item 1. – Business under the section titled “Individual Medicare.”

Military services

In 2011, revenues derived from our military services business represented approximately 10% of consolidated premiums and services revenue. Military services premiums and services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense. The current TRICARE contract for the South Region includes multiple revenue generating activities. We allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed.

The current TRICARE South Region contract contains provisions whereby the federal government bears a substantial portion of the risk associated with financing the cost of health benefits. Annually, we negotiate a target health care cost amount, or target cost, with the federal government and determine an underwriting fee. Any variance from the target cost is shared. We earn more revenue or incur additional costs based on the variance of actual health care costs versus the negotiated target cost. We receive 20% for any cost underrun, subject to a ceiling that limits the underwriting profit to 10% of the target cost. We pay 20% for any cost overrun, subject to a floor that limits the underwriting loss to negative 4% of the target cost. A final settlement occurs 12 to 18 months after the end of each contract year to which it applies. We defer the recognition of any revenues for favorable contingent underwriting fee adjustments related to cost underruns until the amount is determinable and the collectibility is reasonably assured. We estimate and recognize unfavorable contingent underwriting fee adjustments related to cost overruns currently in operations as an increase in benefit expenses. We continually review these benefit expense estimates of future payments to the government for cost overruns and make necessary adjustments to our reserves.

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

Patient Services

Patient services revenue associated with the December 21, 2010 acquisition of Concentra includes (1) workers’ compensation injury care and related services and (2) other healthcare services related to employer needs or statutory requirements. Patient services revenues are recognized in the period services are provided to the customer when the sales price is fixed or determinable, and are net of contractual allowances.

The provider reimbursement methods for workers’ compensation injury care and related services vary on a state-by-state basis. Most states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are provided. We include billings for services in revenue net of allowance for estimated differences between list prices and allowable fee schedule rates or amounts allowed as usual, customary and reasonable, as applicable.

Revenue for other healthcare services is recognized on a fee-for-service basis at estimated collectible amounts at the time services are rendered. Our fees are determined in advance for each type of service performed.

Investment Securities

Investment securities totaled $9.5 billion, or 53% of total assets at December 31, 2011, and $8.4 billion, or 52% of total assets at December 31, 2010. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2011 and at December 31, 2010. The fair value of debt securities were as follows at December 31, 2011 and 2010:

	December 31, 2011	Percentage of Total	December 31, 2010	Percentage of Total
	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$725	7.7%	$712	8.5%
Mortgage-backed securities	1,784	18.9%	1,664	19.9%
Tax-exempt municipal securities	2,856	30.2%	2,433	29.1%
Mortgage-backed securities:
Residential	44	0.4%	56	0.6%
Commercial	381	4.0%	321	3.8%
Asset-backed securities	83	0.9%	150	1.8%
Corporate debt securities	3,580	37.9%	3,032	36.2%
Redeemable preferred stock	0	0.0%	5	0.1%

Total debt securities	$9,453	100.0%	$8,373	100.0%

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2011. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Tax-exempt municipal securities included pre-refunded bonds of $332 million at December 31, 2011 and $344 million at December 31, 2010. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations at the time the fund is established. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities and special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for $1.1 billion of these municipals in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, and education, and supported by the revenues of that project, accounted for $1.4 billion of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax-exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $634 million and $597 million at December 31, 2011 and 2010, respectively, of tax-exempt securities guaranteed by monoline insurers. The equivalent weighted average S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA.

Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $3 million at December 31, 2011 and December 31, 2010. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio.

The percentage of corporate securities associated with the financial services industry was 19.3% at December 31, 2011 and 29.4% at December 31, 2010.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$117	$0	$0	$0	$117	$0
Mortgage-backed securities	67	(1)	18	(1)	85	(2)
Tax-exempt municipal securities	53	0	48	(2)	101	(2)
Mortgage-backed securities:
Residential	3	0	24	(2)	27	(2)
Commercial	14	0	0	0	14	0
Asset-backed securities	16	0	4	0	20	0
Corporate debt securities	355	(10)	41	(1)	396	(11)

Total debt securities	$625	$(11)	$135	$(6)	$760	$(17)

Under the other-than-temporary impairment model for debt securities held, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value when we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis. However, if we do not intend to sell the debt security, we evaluate the expected cash flows to be received as compared to amortized cost and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized currently in income with the remainder of the loss recognized in other comprehensive income.

When we do not intend to sell a security in an unrealized loss position, potential other-than-temporary impairment is considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. For example, with respect to mortgage and asset-backed securities, such data includes underlying loan level data and structural features such as seniority and other forms of credit enhancements. A decline in fair value is considered other-than-temporary when we do not expect to recover the entire amortized cost basis of the security. We estimate the amount of the credit loss component of a debt security as the difference between the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our expectations, facts and circumstances factored into our assessment may change with the passage of time, or we may decide to subsequently sell the investment. The determination of whether a decline in the value of an investment is other than temporary requires us to exercise significant diligence and judgment. The discovery of new information and the passage of time can significantly change these judgments. The status of the general economic environment and significant changes in the national securities markets influence the determination of fair value and the assessment of investment impairment. There is a continuing risk that declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities at December 31, 2011 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at December 31, 2011.

Several European countries, including Spain, Italy, Ireland, Portugal, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these five countries.

All issuers of securities we own that were trading at an unrealized loss at December 31, 2011 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At December 31, 2011, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2011.

There were no material other-than-temporary impairments in 2011, 2010, or 2009.

Goodwill and Long-lived Assets

At December 31, 2011, goodwill and other long-lived assets represented 23% of total assets and 51% of total stockholders’ equity, compared to 23% and 55%, respectively, at December 31, 2010.

We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition. The realignment of our business segments and corresponding change in our reportable segments, more fully described in Note 16 to the consolidated financial statements included in Item 8.-Financial Statements and Supplementary Data, resulted in a change in the composition of our reporting units. Accordingly, we reassigned goodwill to our reporting units as of January 1, 2011 using the relative fair value approach based on an evaluation of future discounted cash flows as discussed in Note 8 to the consolidated financial statements included in Item 8.-Financial Statements and Supplementary Data. A significant portion of our historical goodwill was supported by future cash flows associated with our mail-order pharmacy and behavioral health businesses now grouped with our Health & Well-Being Services businesses. This, in addition with the Concentra acquisition on December 21, 2010, resulted in the allocation of a substantial portion of our goodwill to the Health & Well-Being Services segment. We completed an interim impairment test as of January 1, 2011 based on the new reporting units which did not result in an impairment loss.

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the ultimate outcome of the Health Insurance Reform Legislation the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill.

Beginning in 2012, we are allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Refer to Recently Issued Accounting Pronouncements in Note 2 to the consolidated financial statements included in Item 8.-Financial Statements and Supplementary Data.

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

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Prior to 2009, under interest rate swap agreements, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. We terminated all of our interest rate swap agreements in 2008, fixing the average interest rate under our senior notes at 6.08%. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2011 or December 31, 2010.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2011. Our net unrealized position improved $328 million from a net unrealized gain position of $197 million at December 31, 2010 to a net unrealized gain position of $525 million at December 31, 2011. At December 31, 2011, we had gross unrealized losses of $17 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2011. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.9 years as of December 31, 2011 and 4.0 years as of December 31, 2010. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $420 million.

We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2011 and 2010. Our investment portfolio consists of cash, cash equivalents and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points four times, and have changed by less than 100 basis points five times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2011
Investment income	$(26)	$(21)	$(11)	$35	$69	$104
Interest expense (a)	0	0	0	0	0	0

Pretax	$(26)	$(21)	$(11)	$35	$69	$104

As of December 31, 2010
Investment income	$(31)	$(20)	$(10)	$36	$71	$107
Interest expense (a)	0	0	0	0	0	0

Pretax	$(31)	$(20)	$(10)	$36	$71	$107

(a)	The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2011 or December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,377	$1,673
Investment securities	7,743	6,873
Receivables, less allowance for doubtful accounts of $85 in 2011 and $52 in 2010:	1,034	959
Other current assets	1,027	632

Total current assets	11,181	10,137

Property and equipment, net	912	815
Long-term investment securities	1,710	1,500
Goodwill	2,740	2,568
Other long-term assets	1,165	1,083

Total assets	$17,708	$16,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,754	$3,469
Trade accounts payable and accrued expenses	1,783	1,681
Book overdraft	306	409
Unearned revenues	213	185

Total current liabilities	6,056	5,744
Long-term debt	1,659	1,669
Future policy benefits payable	1,663	1,493
Other long-term liabilities	267	273

Total liabilities	9,645	9,179

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 193,230,310 shares issued in 2011 and 190,244,741 shares issued in 2010	32	32
Capital in excess of par value	1,938	1,737
Retained earnings	6,825	5,529
Accumulated other comprehensive income	303	120
Treasury stock, at cost, 29,225,996 shares in 2011 and 21,795,051 shares in 2010	(1,035)	(494)

Total stockholders’ equity	8,063	6,924

Total liabilities and stockholders’ equity	$17,708	$16,103

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2011	2010	2009
	(in millions, except per share results)
Revenues:
Premiums	$35,106	$32,712	$29,927
Services	1,360	555	520
Investment income	366	329	296

Total revenues	36,832	33,596	30,743

Operating expenses:
Benefits	28,823	27,117	24,784
Operating costs	5,395	4,380	4,014
Depreciation and amortization	270	245	237

Total operating expenses	34,488	31,742	29,035

Income from operations	2,344	1,854	1,708
Interest expense	109	105	106

Income before income taxes	2,235	1,749	1,602
Provision for income taxes	816	650	562

Net income	$1,419	$1,099	$1,040

Basic earnings per common share	$8.58	$6.55	$6.21

Diluted earnings per common share	$8.46	$6.47	$6.15

Other comprehensive income, net of tax:
Net unrealized investment gains, net of tax expense of $109 million in 2011, $47 million in 2010, and $131 million in 2009	$190	$82	$230
Less: Reclassification adjustment for net realized gains included in net income, net of tax expense of $4 million in 2011, $2 million in 2010, and $7 million in 2009	(7)	(4)	(13)

Other comprehensive income, net of tax	183	78	217

Comprehensive income	$1,602	$1,177	$1,257

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2009	187,857	$31	$1,574	$3,390	$(175)	$(363)	$4,457
Net income				1,040			1,040
Net unrealized investment gains, net of tax expense of $131 million					230		230
Reclassification adjustment for net realized gains included in net income, net of tax expense of $7 million					(13)		(13)
Common stock repurchases						(23)	(23)
Stock-based compensation			66				66
Restricted stock grants	978	0					0
Restricted stock forfeitures	(87)	0	0				0
Stock option exercises	1,053	1	18				19
Stock option and restricted stock tax benefit			0				0

Balances, December 31, 2009	189,801	32	1,658	4,430	42	(386)	5,776
Net income				1,099			1,099
Net unrealized investment gains, net of tax expense of $47 million					82		82
Reclassification adjustment for net realized gains included in net income, net of tax expense of $2 million					(4)		(4)
Common stock repurchases						(108)	(108)
Stock-based compensation			63				63
Restricted stock grants and restricted stock unit vesting	5	0					0
Restricted stock forfeitures	(127)	0	0				0
Stock option exercises	566	0	17				17
Stock option and restricted stock tax benefit			(1)				(1)

Balances, December 31, 2010	190,245	32	1,737	5,529	120	(494)	6,924
Net income				1,419			1,419
Net unrealized investment gains, net of tax expense of $109 million					190		190
Reclassification adjustment for net realized gains included in net income, net of tax expense of $4 million					(7)		(7)
Common stock repurchases						(541)	(541)
Dividends declared			0	(123)			(123)
Stock-based compensation			67				67
Restricted stock grants and restricted stock unit vesting	11	0					0
Restricted stock forfeitures	(105)	0	0				0
Stock option exercises	3,079	0	134				134
Stock option and restricted stock tax benefit			0				0

Balances, December 31, 2011	193,230	$32	$1,938	$6,825	$303	$(1,035)	$8,063

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Cash flows from operating activities
Net income	$1,419	$1,099	$1,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	263	250
Stock-based compensation	67	63	66
Net realized capital gains	(11)	(6)	(20)
Provision (benefit) from deferred income taxes	22	(199)	(27)
Provision for doubtful accounts	31	19	19
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(106)	(46)	(60)
Other assets	(183)	81	113
Benefits payable	256	247	17
Other liabilities	194	722	14
Unearned revenues	26	(46)	(9)
Other	61	45	19

Net cash provided by operating activities	2,079	2,242	1,422

Cash flows from investing activities
Acquisitions, net of cash acquired	(226)	(833)	(12)
Purchases of property and equipment	(346)	(222)	(185)
Proceeds from sales of property and equipment	10	0	1
Purchases of investment securities	(3,678)	(4,589)	(7,197)
Maturities of investment securities	1,569	1,750	1,271
Proceeds from sales of investment securities	1,259	2,012	3,951
Change in securities lending collateral	54	71	312

Net cash used in investing activities	(1,358)	(1,811)	(1,859)

Cash flows from financing activities
Receipts from CMS contract deposits	2,517	1,757	2,354
Withdrawals from CMS contract deposits	(2,895)	(1,994)	(1,861)
Repayments under credit agreement	0	0	(250)
Change in securities lending payable	(56)	(71)	(312)
Change in book overdraft	(103)	35	150
Common stock repurchases	(541)	(108)	(23)
Dividends paid	(82)	0	0
Excess tax benefit from stock-based compensation	15	2	5
Proceeds from stock option exercises and other, net	128	8	17

Net cash (used in) provided by financing activities	(1,017)	(371)	80

(Decrease) increase in cash and cash equivalents	(296)	60	(357)
Cash and cash equivalents at beginning of year	1,673	1,613	1,970

Cash and cash equivalents at end of year	$1,377	$1,673	$1,613

Supplemental cash flow disclosures:
Interest payments	$114	$112	$113
Income tax payments, net	$874	$785	$627
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$266	$1,044	$12
Less: Fair value of liabilities assumed	(40)	(211)	0

Cash paid for acquired businesses, net of cash acquired	$226	$833	$12

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 76% of our premiums and services revenue from contracts with the federal government in 2011. Under our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, we provide health insurance coverage for Medicare Advantage members in Florida, accounting for approximately 16% of our consolidated premiums and services revenue in 2011. CMS is the federal government’s agency responsible for administering the Medicare program. Under federal government contracts with the Department of Defense we primarily provide health insurance coverage to TRICARE members, accounting for approximately 10% of our consolidated premiums and services revenue in 2011.

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

Certain significant provisions of the Health Insurance Reform Legislation include, among others, mandated coverage requirements, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. Implementation dates of the Health Insurance Reform Legislation vary from September 30, 2010 to as late as 2018.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Beginning with the filing of this Form 10-K for year ended December 31, 2011, we adopted new guidance requiring the presentation of other comprehensive income in a statement presented with equal prominence to the other primary financial statements. As a result, we present net income, other comprehensive income, and total comprehensive income in a single continuous statement referred to as the consolidated statement of comprehensive income. The adoption of this guidance had no impact on our results of operations, including diluted earnings per share common share, financial condition or cash flows. See Recently Issued Accounting Pronouncements within this note.

Realignment of Business Segments

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. We currently manage and report our operating results using the following segments: Retail, Employer Group, and Health and Well-Being Services. We also disclose results for Other Businesses. All respective amounts related to the segment change have been retrospectively adjusted throughout the financial statements. Our segment information is more fully described in Note 16.

As a result of changing our reportable segments, we also changed the classification of certain revenues and costs in our consolidated statements of comprehensive income. Beginning January 1, 2011, costs of certain health and well-being services were reclassified as benefits expense including costs incurred by our wholly-owned mail order pharmacy from transactions with our members that were historically classified as selling, general and administrative (and now titled operating costs), as well as depreciation and amortization expenses. The effect of this reclassification is to account for the cost of providing these benefits to our members similarly whether the services are provided via a third party provider or internally through a stand-alone subsidiary. Likewise, co-share amounts from our members associated with our wholly-owned mail order pharmacy operations, historically classified as other revenue, are now classified as a reduction of benefits expense. The remaining items previously classified as other revenue, primarily consisting of patient service revenue associated with our Concentra Inc. subsidiary, which was acquired in December 2010, were combined with our previous administrative services fee revenue and are now classified as services revenue. Prior period amounts have been reclassified to conform to the new presentation. These adjustments had no impact on net income, cash flows or equity. Further, none of these adjustments impacted our regulated subsidiaries.

After giving effect to this reclassification, consolidated benefit expenses include depreciation and amortization expenses primarily from the delivery of pharmacy services by our wholly-owned pharmacy business included in our Health and Well-Being Services segment. The amount of this expense was $33 million in 2011, $18 million in 2010, and $13 million in 2009.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, money market funds, commercial paper, other money market instruments, and certain U.S. Government securities with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the investments.

Investment Securities

Investment securities, which consist entirely of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Investment securities available for current operations are classified as

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current assets. Investment securities available for our long-term insurance products and professional liability funding requirements, as well as restricted statutory deposits and venture capital investments, are classified as long-term assets. For the purpose of determining gross realized gains and losses, which are included as a component of investment income in the consolidated statements of comprehensive income, the cost of investment securities sold is based upon specific identification. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other-than-temporary impairment.

Under the other-than-temporary impairment model for debt securities held, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value when we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis. However, if we do not intend to sell the debt security, we evaluate the expected cash flows to be received as compared to amortized cost and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized currently in income with the remainder of the loss recognized in other comprehensive income.

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

We participated in a securities lending program to optimize investment income. The program was terminated in the fourth quarter of 2011. We loaned certain investment securities for short periods of time in exchange for collateral initially equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities was monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuated. The collateral, which may have been in the form of cash or U.S. Government securities, was deposited by the borrower with an independent lending agent. Any cash collateral was recorded on our consolidated balance sheets in other current assets, along with a liability to reflect our obligation to return the collateral included with trade accounts payable and accrued expenses. The cash collateral was invested by the lending agent according to our investment guidelines, primarily in money market funds, certificates of deposit, and short-term corporate and asset-backed securities, and accounted for consistent with our investment securities. Collateral received in the form of securities was not recorded in our consolidated balance sheets because, absent default by the borrower, we did not have the right to sell, pledge or otherwise reinvest securities collateral. Loaned securities continued to be carried as investment securities on the consolidated balance sheets. Earnings on the invested cash collateral, net of expense, associated with the securities lending payable were recorded as investment income.

Receivables and Revenue Recognition

We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our Medicare contracts with CMS renew annually.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our military services contracts with the federal government and our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions.

Premiums Revenue

We bill and collect premium remittances from employer groups and members in our Medicare and other individual products monthly. We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores for our membership are recognized when the amounts become determinable, based on the submission of diagnosis data to CMS, and the collectibility is reasonably assured.

Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and beginning January 1, 2011, adjustments to recognize rebates to policyholders under the minimum benefit ratios required under Health Insurance Reform Legislation. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.

Medicare Part D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts for providing prescription drug insurance coverage. We recognize premiums revenue for providing this insurance coverage ratably over the term of our annual contract. Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. In addition, receipts for reinsurance and low-income cost subsidies as well as receipts for certain discounts on brand name prescription drugs in the coverage gap represent payments for prescription drug costs for which we are not at risk.

The risk corridor provisions compare costs targeted in our bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premiums revenue related to these risk corridor provisions based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in the consolidated balance sheets based on the timing of expected settlement.

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. Beginning in 2011, the Health Reform Legislation mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.

For plans where we provide enhanced benefits and selected the alternative demonstration payment option in lieu of the reinsurance subsidy, we receive a monthly per member capitation amount from CMS determined from our annual bid submissions. The capitation amount we receive from CMS for assuming the government’s portion of prescription drug costs in the catastrophic layer of coverage is recorded as premiums revenue. The variance between the capitation amount and actual drug costs in the catastrophic layer is subject to risk sharing as part of the risk corridor settlement. The demonstration provision terminated at the end of 2010. See Note 6 for detail regarding amounts recorded to the consolidated balance sheets related to the risk corridor settlement and subsidies from CMS.

Settlement of the reinsurance and low-income cost subsidies as well as the brand name prescription drug discounts and risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data.

Military services

Military services premiums and services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense, or DoD. We allocate the consideration to the various components of the contract based on the relative fair value of the components. TRICARE revenues consist generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which are in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, and other services. We recognize the insurance premium as revenue ratably over the period coverage is provided. Health care services reimbursements are recognized as revenue in the period health services are provided. Administrative services fees are recognized as revenue in the period services are performed. Our TRICARE South Region contract contains provisions to share the risk associated with financing the cost of health benefits with the federal government. We earn more revenue or incur additional costs based on the variance of actual health care costs versus a negotiated target cost. We defer the recognition of any contingent revenues for favorable variances until the end of the contract period when the amount is determinable and the collectibility is reasonably assured. We estimate and recognize contingent benefit expense for unfavorable variances currently in our results of operations. We continually review the contingent benefit expense estimates of future payments to the government for cost overruns relative to our negotiated target cost and make necessary adjustments to our reserves.

Revenues also may include change orders attributable to our military services contracts. Change orders represent equitable adjustments for services not originally specified in the contracts. Revenues for these adjustments are recognized when a settlement amount becomes determinable and the collectibility is reasonably assured.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services Revenue

Patient services revenue

Patient services include workers’ compensation injury care and related services as well as other healthcare services related to employer needs or statutory requirements. Patient services revenues are recognized in the period services are provided to the customer when the sales price is fixed or determinable, and are net of contractual allowances.

Administrative services fees

Administrative services fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded groups. Revenues from providing administration services, also known as administrative services only, or ASO, are recognized in the period services are performed and are net of estimated uncollectible amounts. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, many ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. Accordingly, we have recorded premiums revenue and benefit expenses related to these stop loss insurance contracts. We routinely monitor the collectibility of specific accounts, the aging of receivables, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. ASO fees received prior to the service period are recorded as unearned revenues.

Receivables

Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.

Policy Acquisition Costs

Policy acquisition costs are those costs that relate directly to the successful acquisition of new and renewal business. Such costs include commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred. These short-duration employer-group prepaid health services policies typically have a one-year term and may be cancelled upon 30 days notice by the employer group.

Life insurance, annuities, health and other supplemental policies sold to individuals are accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year due to contractual and regulatory requirements. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income. See Note 17.

Long-Lived Assets

Property and equipment is recorded at cost. Gains and losses on sales or disposals of property and equipment are included in operating costs. Certain costs related to the development or purchase of internal-use software are capitalized. Depreciation is computed using the straight-line method over estimated useful lives

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ranging from 3 to 10 years for equipment, 3 to 7 years for computer software, and 20 to 40 years for buildings. Improvements to leased facilities are depreciated over the shorter of the remaining lease term or the anticipated life of the improvement.

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

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition. As discussed previously under Realignment of Business Segments within this Note 2, during the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassigned goodwill to our new reporting units as of January 1, 2011 using the relative fair value approach based on an evaluation of future discounted cash flows as discussed in Note 8.

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. Impairment tests completed for 2011, including an interim test completed January 1 in connection with the segment realignment, 2010 and 2009 did not result in an impairment loss. Beginning in 2012, we are allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. See Recently Issued Accounting Pronouncements within this note.

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

Benefits Payable and Benefit Expense Recognition

Benefit expenses include claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in the consolidated balance sheets. Other supplemental benefits include dental, vision, and other supplemental health and financial protection products.

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

We reassess the profitability of our contracts for providing insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency liability in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts without consideration of investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. Because the majority of our member contracts renew annually, we do not anticipate recording a material premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments

At times, we may use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of comprehensive income. We were not party to any interest-rate swap agreements in 2011, 2010, or 2009. Prior to 2009, we were parties to interest-rate swap agreements that converted the fixed interest rates on our senior notes to a variable rate and were accounted for as fair value hedges.

Stock-Based Compensation

We generally recognize stock-based compensation expense, as determined on the date of grant at fair value, on a straight-line basis over the period during which an employee is required to provide service in exchange for the award (the vesting period). However, for awards granted to retirement eligible employees, the compensation expense is recognized on a straight-line basis over the shorter of the requisite service period or the period from the date of grant to an employee’s eligible retirement date. We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. In addition, we report certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. Additional detail regarding our stock-based compensation plans is included in Note 12.

Earnings Per Common Share

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares, or units, using the treasury stock method.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt securities that are traded in an active exchange market.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 – Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments as well as debt securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

Fair value of actively traded debt securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. We obtain a quoted price for each security from a third party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third party pricing service may use quoted market prices of comparable securities or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates, and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third party investment advisor. In addition, on a quarterly basis we examine the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels, and various durations.

Fair value of privately held debt securities, including venture capital investments as well as auction rate securities, are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately-held debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly-traded companies in similar lines of business, and reviewing the underlying financial performance including estimating discounted cash flows. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. From time to time, liquidity issues in the credit markets have led to failed auctions. Given the liquidity issues, fair value could not be estimated based on observable market prices, and as such, unobservable inputs were used. For auction rate securities, valuation methodologies include consideration of the quality of the sector and issuer, underlying collateral, underlying final maturity dates, and liquidity.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued new guidance that will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

jamount of the impairment loss, if any. Under the new guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The new guidance is effective, for us, beginning with annual and interim impairment tests performed in 2012. As the new guidance only affects the manner of assessment of goodwill for impairment, it will not have a material impact on our results of operations, financial condition, or cash flows.

In July 2011, the FASB issued new guidance regarding how health insurers should recognize and classify fees mandated by the Health Insurance Reform Legislation. The Health Insurance Reform Legislation imposes a non-deductible annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The guidance requires that the liability for the fee be estimated and recorded in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The new guidance is effective for us when the fee is initially imposed in calendar year 2014.

In June 2011, the FASB issued new guidance requiring the presentation of other comprehensive income in a statement presented with equal prominence to the other primary financial statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and requires one of two alternatives for the presentation of items of net income and other comprehensive income: (1) in a single continuous statement referred to as the statement of comprehensive income, or (2) in two separate, but consecutive statements. Under either alternative, each component of net income and each component of other comprehensive income, together with totals for each, as well as total comprehensive income would need to be displayed. The new guidance is effective for us, beginning with the filing of our Form 10-Q for the three months ending March 31, 2012, with retrospective application required. As permitted, we early adopted the new guidance with the filing of this Form 10-K for year ended December 31, 2011, electing to present net income and other comprehensive income in a single continuous statement of comprehensive income. As the new guidance only affects the presentation of other comprehensive income, it did not have a material impact on our results of operations, financial condition, or cash flows.

In May 2011, the FASB issued new guidance intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and those prepared in accordance with international financial reporting standards. While the new guidance is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments which could change how existing fair value measurement guidance is applied. The new guidance will be effective for us beginning with the filing of our Form 10-Q for the three months ending March 31, 2012. The adoption of the new guidance will not have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS

Effective December 30, 2011, we acquired the California-based Medicare Advantage health maintenance organization (HMO) MD Care, Inc., or MD Care. This acquisition expanded our Medicare footprint in California and grew our Medicare enrollment.

On December 6, 2011, we acquired Anvita, Inc., or Anvita, a San Diego-based health care analytics company. The Anvita acquisition provides scalable analytics solutions that produce clinical insights which we expect to enhance our ability to improve the quality and lower the cost of health care for our members and

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers. The preliminary allocation of the purchase price resulted in goodwill of $117 million and other intangible assets of $60 million. The goodwill was assigned to the Retail segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of technology and customer contracts, have a weighted average useful life of 6.5 years. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

On December 21, 2010, we acquired Concentra Inc., or Concentra, a health care company based in Addison, Texas, for $805 million. During 2011, we accrued and paid $6 million related to the final determination of working capital that existed at the acquisition date and recorded immaterial adjustments to the acquisition date fair value of Concentra’s net tangible assets acquired with a corresponding adjustment to goodwill. Through its affiliated clinicians, Concentra delivers occupational medicine, urgent care, physical therapy, and wellness services to workers and the general public through its operation of medical centers and worksite medical facilities. The Concentra acquisition provides us entry into the primary care space on a national scale, offering additional means for achieving health and wellness solutions and providing an expandable platform for growth with a management team experienced in physician asset management and alternate site care. The total consideration of $811 million exceeded our estimated fair value of the net tangible assets acquired by approximately $725 million, of which we allocated $188 million to other intangible assets and $537 million to goodwill. The goodwill was assigned to the Health and Well-Being Services segment. The other intangible assets, which primarily consist of customer relationships and trade name, have a weighted average useful life of 13.7 years. Approximately $58 million of the acquired goodwill is deductible for tax purposes.

The results of operations and financial condition of MD Care, Anvita, and Concentra have been included in our consolidated statements of comprehensive income and consolidated balance sheets from the acquisition dates. Acquisition-related costs recognized in connection with these acquisitions were not material. The pro forma financial information assuming the acquisitions had occurred as of January 1, 2010 was not material to our results of operations.

During the second half of 2011, we entered into definitive agreements to acquire Arcadian Management Services, Inc., or Arcadian, a Medicare Advantage HMO, and SeniorBridge, a chronic-care provider providing in-home care for seniors. Arcadian serves Medicare Advantage HMO members in 15 U.S. states, offering us an opportunity to expand our Medicare footprint and grow our Medicare enrollment. SeniorBridge will expand our existing clinical and home health capabilities and strengthen our offerings for members with complex chronic-care needs. The closings of these acquisitions are subject to federal and/or state regulatory approvals.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at December 31, 2011 and 2010, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$705	$20	$0	$725
Mortgage-backed securities	1,701	85	(2)	1,784
Tax-exempt municipal securities	2,709	149	(2)	2,856
Mortgage-backed securities:
Residential	46	0	(2)	44
Commercial	356	25	0	381
Asset-backed securities	82	1	0	83
Corporate debt securities	3,329	262	(11)	3,580

Total debt securities	$8,928	$542	$(17)	$9,453

December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$698	$14	$0	$712
Mortgage-backed securities	1,615	50	(1)	1,664
Tax-exempt municipal securities	2,440	37	(44)	2,433
Mortgage-backed securities:
Residential	58	1	(3)	56
Commercial	306	15	0	321
Asset-backed securities	148	2	0	150
Corporate debt securities	2,906	140	(14)	3,032
Redeemable preferred stock	5	0	0	5

Total debt securities	$8,176	$259	$(62)	$8,373

We participated in a securities lending program where we loaned certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. We terminated the securities lending program in the fourth quarter of 2011. Investment securities with a fair value of $54 million at December 31, 2010 were on loan.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2011 and 2010, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$117	$0	$0	$0	$117	$0
Mortgage-backed securities	67	(1)	18	(1)	85	(2)
Tax-exempt municipal securities	53	0	48	(2)	101	(2)
Mortgage-backed securities:
Residential	3	0	24	(2)	27	(2)
Commercial	14	0	0	0	14	0
Asset-backed securities	16	0	4	0	20	0
Corporate debt securities	355	(10)	41	(1)	396	(11)

Total debt securities	$625	$(11)	$135	$(6)	$760	$(17)

December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$142	$0	$0	$0	$142	$0
Mortgage-backed securities	110	(1)	6	0	116	(1)
Tax-exempt municipal securities	1,168	(33)	98	(11)	1,266	(44)
Mortgage-backed securities:
Residential	0	0	33	(3)	33	(3)
Commercial	0	0	3	0	3	0
Asset-backed securities	17	0	0	0	17	0
Corporate debt securities	384	(10)	31	(4)	415	(14)

Total debt securities	$1,821	$(44)	$171	$(18)	$1,992	$(62)

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2011. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At December 31, 2011, 12% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 45% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, and education, and supported by the revenues of that project, accounted for the remaining 55% of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. Our investment policy limits investments in a single issuer and requires diversification among various asset types. In addition, 22% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities at December 31, 2011 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at December 31, 2011.

The percentage of corporate securities associated with the financial services industry was 19.3% at December 31, 2011 and 29.4% at December 31, 2010.

Several European countries, including Spain, Italy, Ireland, Portugal, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these five countries.

All issuers of securities we own that were trading at an unrealized loss at December 31, 2011 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At December 31, 2011, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2011.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(in millions)
Gross realized gains	$33	$35	$123
Gross realized losses	(22)	(29)	(103)

Net realized capital gains	$11	$6	$20

There were no material other-than-temporary impairments in 2011, 2010, or 2009.

The contractual maturities of debt securities available for sale at December 31, 2011, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$427	$431
Due after one year through five years	1,841	1,905
Due after five years through ten years	2,688	2,863
Due after ten years	1,787	1,962
Mortgage and asset-backed securities	2,185	2,292

Total debt securities	$8,928	$9,453

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at December 31, 2011 and 2010, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2011
Cash equivalents	$1,205	$1,205	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	725	0	725	0
Mortgage-backed securities	1,784	0	1,784	0
Tax-exempt municipal securities	2,856	0	2,840	16
Mortgage-backed securities:
Residential	44	0	44	0
Commercial	381	0	381	0
Asset-backed securities	83	0	82	1
Corporate debt securities	3,580	0	3,556	24
Redeemable preferred stock	0	0	0	0

Total debt securities	9,453	0	9,412	41
Securities lending invested collateral	0	0	0	0

Total invested assets	$10,658	$1,205	$9,412	$41

December 31, 2010
Cash equivalents	$1,606	$1,606	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	712	0	712	0
Mortgage-backed securities	1,664	0	1,664	0
Tax-exempt municipal securities	2,433	0	2,381	52
Mortgage-backed securities:
Residential	56	0	56	0
Commercial	321	0	321	0
Asset-backed securities	150	0	148	2
Corporate debt securities	3,032	0	3,025	7
Redeemable preferred stock	5	0	0	5

Total debt securities	8,373	0	8,307	66
Securities lending invested collateral	50	25	25	0

Total invested assets	$10,029	$1,631	$8,332	$66

There were no material transfers between Level 1 and Level 2 during 2011, 2010, or 2009.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 3 assets had a fair value of $41 million at December 31, 2011, or less than 0.5% of our total invested assets. During the years ended December 31, 2011, 2010, and 2009, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the years ended December 31,
	2011			2010			2009
	Auction Rate Securities	Private Placements/ Venture Capital	Total	Auction Rate Securities	Private Placements/ Venture Capital	Total	Auction Rate Securities	Private Placements/ Venture Capital	Total
	(in millions)
Beginning balance at January 1	$52	$14	$66	$69	$24	$93	$74	$18	$92
Total gains or losses:
Realized in earnings	1	1	2	0	6	6	0	0	0
Unrealized in other comprehensive income	1	0	1	2	(4)	(2)	0	5	5
Purchases	0	17	17	0	3	3	0	0	0
Sales	(38)	(7)	(45)	(3)	(13)	(16)	(1)	0	(1)
Settlements	0	0	0	(16)	(2)	(18)	(4)	(2)	(6)
Transfers into Level 3	0	0	0	0	0	0	0	3	3

Balance at December 31	$16	$25	$41	$52	$14	$66	$69	$24	$93

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,659 million at December 31, 2011 and $1,669 million at December 31, 2010. The fair value of our long-term debt was $1,834 million at December 31, 2011 and $1,746 million at December 31, 2010. The fair value of our long-term debt is determined based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

6. MEDICARE PART D

As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2011 and 2010:

	2011		2010
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$2	$363	$1	$16
Trade accounts payable and accrued expenses	(331)	(139)	(389)	(170)

Net current (liability) asset	$(329)	$224	$(388)	$(154)

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2011 and 2010:

	2011	2010
	(in millions)
Land	$18	$18
Buildings and leasehold improvements	523	476
Equipment	606	540
Computer software	935	1,025

	2,082	2,059
Accumulated depreciation	(1,170)	(1,244)

Property and equipment, net	$912	$815

Depreciation expense was $249 million in 2011, $225 million in 2010, and $213 million in 2009, including amortization expense for capitalized internally developed and purchased software of $139 million in 2011, $136 million in 2010, and $127 million in 2009.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The realignment of our business segments and corresponding change in our reportable segments, more fully described in Note 16, resulted in a change in the composition of our reporting units, the unit of accounting for goodwill. Accordingly, we reassigned goodwill to our reporting units as of January 1, 2011 using the relative fair value approach based on an evaluation of future discounted cash flows. A significant portion of our historical goodwill was supported by future cash flows associated with our mail-order pharmacy and behavioral health businesses now grouped with our Health & Well-Being Services businesses. This, in addition with the Concentra acquisition on December 21, 2010, resulted in the allocation of a substantial portion of our goodwill to the Health & Well-Being Services segment as outlined in the table below. Changes in the carrying amount of goodwill for our new reportable segments for the years ended December 31, 2011 and 2010 (retrospectively adjusted) were as follows:

	Retail	Employer Group	Health & Well-Being Services	Other Businesses	Total
	(in millions)
Balance at December 31, 2009	$565	$53	$1,318	$57	$1,993
Acquisitions	0	0	538	0	538
Subsequent payments/adjustments	28	9	0	0	37

Balance at December 31, 2010	593	62	1,856	57	2,568
Acquisitions	161	0	8	0	169
Subsequent payments/adjustments	0	0	3	0	3

Balance at December 31, 2011	$754	$62	$1,867	$57	$2,740

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2011 and 2010:

	Weighted Average Life	2011			2010
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/relationships	10.6 yrs	$429	$182	$247	$414	$146	$268
Trade names and technology	15.1 yrs	135	6	129	87	2	85
Provider contracts	15.9 yrs	44	15	29	43	12	31
Noncompetes and other	6.9 yrs	40	10	30	19	4	15

Total other intangible assets	11.7 yrs	$648	$213	$435	$563	$164	$399

Amortization expense for other intangible assets was approximately $54 million in 2011, $38 million in 2010 and $37 million in 2009. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,:
2012	$64
2013	60
2014	56
2015	49
2016	43

9. BENEFITS PAYABLE

Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Balances at January 1	$3,214	$2,943	$2,898
Acquisitions	29	0	0
Incurred related to:
Current year	25,821	24,186	21,944
Prior years	(372)	(434)	(253)

Total incurred	25,449	23,752	21,691

Paid related to:
Current year	(22,729)	(21,269)	(19,211)
Prior years	(2,548)	(2,212)	(2,435)

Total paid	(25,277)	(23,481)	(21,646)

Balances at December 31	$3,415	$3,214	$2,943

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. The amount of redundancy over the last three years primarily has been impacted by the growth in our Medicare products, coupled with the application of consistent reserving practices. During 2011 and 2010, we experienced prior year favorable reserve releases not in the ordinary course of business of approximately $205 million and $231 million, respectively. This favorable reserve development primarily resulted from improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization. In addition, in 2010, a shortening of the cycle time associated with provider claim submissions was a contributing factor. The improvements in the claims processing environment benefited all lines of business during 2011, but were most prominent in our Medicare PFFS line of business in 2010. As a result of these improvements, we experienced a significant increase in claim overpayment recoveries during 2011 for claims with 2010 and 2009 dates of service and during 2010 for claims with 2009 and 2008 dates of service, primarily as a result of increased audits of provider billings, as well as system enhancements that improved the claim recovery functionality. This increase resulted in our historical completion factors being understated for those periods since they had been developed using our previous historical experience. The remaining reserve redundancy primarily resulted from our consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions as described above.

Military services benefits payable of $339 million and $255 million at December 31, 2011 and 2010, respectively, primarily consisted of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government, as more fully described in Note 2. This amount is generally offset by a corresponding receivable due from the federal government.

Benefit expenses associated with military services and provisions associated with future policy benefits excluded from the previous table were as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Military services	$3,247	$3,059	$3,020
Future policy benefits	127	306	73

Total	$3,374	$3,365	$3,093

The increase in benefit expenses associated with future policy benefits payable during 2010 relates to reserve strengthening for our closed block of long-term care policies acquired in connection with the 2007 KMG America Corporation, or KMG, acquisition more fully described in Note 17.

10. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Current provision:
Federal	$732	$786	$533
States and Puerto Rico	62	63	56

Total current provision	794	849	589
Deferred provision (benefit)	22	(199)	(27)

Provision for income taxes	$816	$650	$562

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2011, 2010 and 2009 due to the following:

	2011	2010	2009
	(in millions)
Income tax provision at federal statutory rate	$782	$612	$561
States, net of federal benefit and Puerto Rico	35	31	29
Tax exempt investment income	(25)	(24)	(21)
Nondeductible executive compensation	11	13	0
Contingent tax benefits	0	0	(17)
Other, net	13	18	10

Provision for income taxes	$816	$650	$562

The provision for income taxes for 2011 and 2010 reflects an $11 million and $13 million, respectively, estimated impact from limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Insurance Reform Legislation.

The liability for unrecognized tax benefits was $17 million at December 31, 2008. This liability, which was released in 2009 as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006, reduced tax expense $17 million in 2009. As of December 31, 2011, we do not have material uncertain tax positions reflected in our consolidated balance sheet.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2011 and 2010 were as follows:

	Assets (Liabilities)
	2011	2010
	(in millions)
Net operating loss carryforward	$181	$137
Future policy benefits payable	179	153
Benefits payable	111	89
Compensation and other accrued expenses	95	127
Deferred acquisition costs	35	34
Capital loss carryforward	13	13
Unearned premiums	11	10
Other	20	19

Total deferred income tax assets	645	582

Valuation allowance	(28)	(28)

Total deferred income tax assets, net of valuation allowance	617	554

Depreciable property and intangible assets	(347)	(276)
Investment securities	(191)	(66)
Prepaid expenses	(49)	(47)

Total deferred income tax liabilities	(587)	(389)

Total net deferred income tax assets	$30	$165

Amounts recognized in the consolidated balance sheets:
Other current assets	$0	$76
Other long-term assets	46	89
Trade accounts payable and accrued expenses	(16)	0

Total net deferred income tax assets	$30	$165

At December 31, 2011, we had approximately $494 million of net operating losses to carry forward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2012 through 2031. A significant portion of these losses are in a subsidiary that will not be included in the Humana Inc. consolidated tax return until 2013, and, therefore, may not be used until that point. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $77 million of net operating loss carryforwards related to prior acquisitions. For the remainder of the net operating loss carryforwards, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

We file income tax returns in the United States and certain foreign jurisdictions. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2010 and prior years. Our 2011 tax returns are under advance review by the IRS under its Compliance Assurance Process, or CAP. With few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2008. As of December 31, 2011, we are not aware of any material adjustments that may be proposed.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. DEBT

The carrying value of long-term debt outstanding was as follows at December 31, 2011 and 2010:

	2011	2010
	(in millions)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$530	$535
$500 million, 7.20% due June 15, 2018	507	508
$300 million, 6.30% due August 1, 2018	319	322
$250 million, 8.15% due June 15, 2038	267	267

Total senior notes	1,623	1,632
Other long-term borrowings	36	37

Total long-term debt	$1,659	$1,669

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

Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes, resulting in a weighted-average effective interest rate fixed at 6.08%. The unamortized carrying value adjustment was $74 million as of December 31, 2011 and $84 million as of December 31, 2010.

Credit Agreement

In November 2011, we amended and restated our 3-year $1.0 billion unsecured revolving credit agreement which was set to expire in December 2013 and replaced it with a 5-year $1.0 billion unsecured revolving agreement expiring November 2016. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 120 basis points, varies depending on our credit ratings ranging from 87.5 to 147.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 17.5 basis points, may fluctuate between 12.5 and 27.5 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the new credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the new credit agreement contains customary restrictive and financial covenants as well as customary

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $6.0 billion at December 31, 2011 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $8.1 billion and actual leverage ratio of 0.6:1, as measured in accordance with the new credit agreement as of December 31, 2011. In addition, the new credit agreement includes an uncommitted $250 million incremental loan facility.

At December 31, 2011, we had no borrowings outstanding under the new credit agreement. We have outstanding letters of credit of $14 million secured under the new credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2011, we had $986 million of remaining borrowing capacity under the new credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

Other long-term borrowings of $36 million at December 31, 2011 represent junior subordinated debt. The junior subordinated debt, which is due in 2037, may be called by us without penalty in 2012 and bears a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points.

12. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement savings plans covering eligible employees. Prior to 2011, our contribution to these plans included contributions to our employees’ retirement accounts based on a percentage of compensation as well as matching contributions based on the amount of our employees’ contributions to the plans. Beginning in 2011, we ceased making retirement account contributions and increased our matching contributions. The cost of these plans amounted to approximately $126 million in 2011, $113 million in 2010, and $109 million in 2009, all of which was funded currently to the extent it was deductible for federal income tax purposes. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $87.61 on December 30, 2011, approximately 17% of the retirement and savings plan’s assets were invested in our common stock, or approximately 3.7 million shares, representing 2% of the shares outstanding as of December 31, 2011. At December 31, 2011, approximately 6.1 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.

Stock-Based Compensation

We have plans under which options to purchase our common stock and restricted stock awards, including restricted stock units, have been granted to executive officers, directors and key employees. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. The stock awards of retirement-eligible participants will continue to vest upon retirement from the Company. Our equity award program includes a retirement provision that treats all employees with a combination of age and years of service with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock or treasury stock. The

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(in millions)
Stock-based compensation expense by type:
Stock options	$16	$22	$20
Restricted stock awards	51	41	46

Total stock-based compensation expense	67	63	66
Tax benefit recognized	(25)	(23)	(24)

Stock-based compensation expense, net of tax	$42	$40	$42

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock award vesting totaled $44 million in 2011, $15 million in 2010, and $16 million in 2009. There was no capitalized stock-based compensation expense during these years.

At December 31, 2011, there were 27.8 million shares reserved for stock award plans, including 19.5 million shares of common stock available for future grants assuming all stock options or 8.7 million shares available for future grants assuming all restricted stock awards.

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

The weighted-average fair value of each option granted during 2011, 2010, and 2009 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2011	2010	2009
Weighted-average fair value at grant date	$28.29	$19.58	$14.24
Expected option life (years)	4.8	5.2	4.6
Expected volatility	46.8%	43.8%	39.2%
Risk-free interest rate at grant date	1.7%	2.7%	1.9%
Dividend yield(1)	0.5%	None	None

(1)	As discussed in Note 14, in April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy.

When valuing employee stock options, we stratify the employee population into three homogenous groups that historically have exhibited similar exercise behaviors. These groups are executive officers, directors, and all other employees. We value the stock options based on the unique assumptions for each of these employee groups.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Activity for our option plans was as follows for the year ended December 31, 2011:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2010	5,795	$46.86
Granted	448	71.79
Exercised	(3,079)	43.63
Forfeited	(20)	43.66

Options outstanding at December 31, 2011	3,144	$53.60

Options exercisable at December 31, 2011	1,552	$55.68

As of December 31, 2011, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $108 million, and a weighted-average remaining contractual term of 3.7 years. As of December 31, 2011, exercisable stock options had an aggregate intrinsic value of $50 million, and a weighted-average remaining contractual term of 2.5 years. The total intrinsic value of stock options exercised during 2011 was $88 million, compared with $11 million during 2010 and $24 million during 2009. Cash received from stock option exercises totaled $134 million in 2011, $17 million in 2010, and $18 million in 2009.

Total compensation expense not yet recognized related to nonvested options was $13 million at December 31, 2011. We expect to recognize this compensation expense over a weighted-average period of approximately 2.1 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant and generally vest three years from the date of grant. The weighted-average grant date fair value of our restricted stock awards was $67.70 in 2011, $49.29 in 2010, and $41.16 in 2009. Activity for our restricted stock awards was as follows for the year ended December 31, 2011:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock awards at December 31, 2010	2,459	$51.38
Granted	1,291	67.70
Vested	(584)	67.87
Forfeited	(250)	56.70

Nonvested restricted stock awards at December 31, 2011	2,916	$53.93

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of shares vested during the years ended was $36 million in 2011, $30 million in 2010, and $22 million in 2009. Total compensation expense not yet recognized related to nonvested restricted stock awards was $63 million at December 31, 2011. We expect to recognize this compensation expense over a weighted-average period of approximately 2.0 years. There are no other contractual terms covering restricted stock awards once vested.

13. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(dollars in millions, share amounts in thousands)
Net income available for common stockholders	$1,419	$1,099	$1,040

Weighted-average outstanding shares of common stock used to compute basic earnings per common share	165,413	167,782	167,364
Dilutive effect of:
Employee stock options	959	676	677
Restricted stock awards	1,455	1,340	1,030

Shares used to compute diluted earnings per common share	167,827	169,798	169,071

Basic earnings per common share	$8.58	$6.55	$6.21

Diluted earnings per common share	$8.46	$6.47	$6.15

Number of antidilutive stock options and restricted stock awards excluded from computation	864	3,820	5,675

14. STOCKHOLDERS’ EQUITY

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of dividends declared in 2011:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
6/30/2011	7/28/2011	$0.25	$41
9/30/2011	10/28/2011	$0.25	$41
12/30/2011	1/31/2012	$0.25	$41

Stock Repurchases

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2013. Under the new share repurchase authorization, shares could be purchased from time to time at prevailing prices

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During 2011, we repurchased 0.8 million shares in open market transactions for $53 million at an average price of $63.73 under the previously approved share repurchase authorization and we repurchased 5.9 million shares in open market transactions for $439 million at an average price of $74.01 under the new authorization. During 2010, we repurchased 1.99 million shares for $100 million under the old stock repurchase plan authorized by the Board of Directors in December 2009 at an average price of $50.17. No shares were repurchased in open market transactions during 2009. As of February 6, 2012, the remaining authorized amount under the new authorization totaled $561 million.

In connection with employee stock plans, we acquired 0.8 million common shares for $49 million in 2011, 0.2 million common shares for $8 million in 2010, and 0.6 million common shares for $23 million in 2009.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.7 billion and $4.3 billion as of December 31, 2011 and 2010, respectively, which exceeded aggregate minimum regulatory requirements. The amount of dividends that may be paid to our parent company in 2012 without prior approval by state regulatory authorities is approximately $970 million in the aggregate. This compares to dividends that were able to be paid in 2011 without prior regulatory approval of approximately $740 million.

15. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Rent expense	$207	$155	$161
Sublease rental income	(10)	(9)	(9)

Net rent expense	$197	$146	$152

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual minimum payments due subsequent to December 31, 2011 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in millions)
For the years ending December 31:
2012	$207	$(1)	$206
2013	182	(1)	181
2014	150	0	150
2015	112	0	112
2016	76	0	76
Thereafter	123	0	123

Total	$850	$(2)	$848

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $117 million in 2012, $60 million in 2013, $35 million in 2014, $11 million in 2015, and $22 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, we were not involved in any SPE transactions.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Government Contracts

Our Medicare products, which accounted for approximately 65% of our total premiums and services revenue for the year ended December 31, 2011, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2012, and all of our product offerings filed with CMS for 2012 have been approved.

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process that bases our prospective payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2011, our military services business, which accounted for approximately 10% of our total premiums and services revenue for the year ended December 31, 2011, primarily consisted of the TRICARE South Region contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2012. On February 25, 2011, the Department of Defense TRICARE Management Activity, or TMA, awarded the new TRICARE South Region contract to us, which we expect to take effect on April 1, 2012. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option.

Under the current TRICARE South Region contract, any variance from the negotiated target health care cost is shared with the federal government. Accordingly, events and circumstances not contemplated in the negotiated target health care cost amount may have a material adverse effect on us. These changes may include an increase or reduction in the number of persons enrolled or eligible to enroll due to the federal government’s decision to increase or decrease U.S. military deployments. In the event government reimbursements were to decline from projected amounts, our failure to reduce the health care costs associated with these programs may have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 3% of our total premiums and services revenue for the year ended December 31, 2011, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us three contracts for the East, Southeast, and Southwest regions for a three year term through June 30, 2013.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. Humana Military Healthcare Services, Inc., the named plaintiffs filed an arbitration demand, seeking relief on the same grounds as the plaintiffs in the Sacred Heart litigation. The arbitration plaintiffs originally sought certification of a class consisting of all institutional healthcare service providers that had contracts with Humana Military to provide outpatient non-surgical services and whose agreements provided for dispute resolution through arbitration. Humana Military submitted its response to the demand for arbitration on May 1, 2009. The plaintiffs have subsequently withdrawn their motion for class certification. On June 18, 2010, plaintiffs submitted their amended arbitration complaint. Humana Military’s answer to the complaint was submitted on July 9, 2010. An arbitration trial was held from September 26, 2011 to October 7, 2011. On January 20, 2012, the Arbitration Panel issued an Interim Award granting relief in favor of the plaintiffs on their claims for breach of contract and in favor of Humana Military on its counterclaim for recoupment based upon improper coding and billing for services on the part of the plaintiffs. The Arbitration Panel reserved decision on the award of damages pending submission of additional evidence and argument by the parties.

Florida Matters

As previously disclosed, with the assistance of outside counsel, we are conducting an ongoing internal investigation related to certain aspects of our Florida subsidiary operations. We have voluntarily self-reported the existence of this investigation to CMS, the U.S. Department of Justice, and the Florida Agency for Health Care Administration. Matters under review include, without limitation, the relationships between certain of our Florida-based employees and providers in our Medicaid and/or Medicare networks, practices related to the financial support of non-profit or provider access centers for Medicaid enrollment and related enrollment processes, and loans to or other financial support of physician practices. We have reported to these regulatory authorities on the progress of our investigation to date, and intend to continue to discuss with these authorities

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our factual findings as well as any remedial actions we have taken or may take. We also may face litigation or further government inquiry regarding certain aspects of the Medicare and Medicaid operations of certain of our Florida subsidiaries.

On December 16, 2010, an individual filed a qui tam suit captioned United States of America ex rel. Marc Osheroff v. Humana et al. in the Southern District of Florida, against us, several of our health plan subsidiaries, and certain other companies that operate medical centers in Miami-Dade County, Florida. After the U.S. government declined to intervene, the Court ordered the complaint unsealed, and the individual plaintiff amended his complaint and served the Company on December 8, 2011. The Amended Complaint alleges certain civil violations by our CAC Medical Centers in Florida, including offering various amenities such as transportation and meals, to Medicare and dual eligible individuals in our community center settings. The Amended Complaint seeks damages and penalties on behalf of the United States under the Anti-Inducement and Anti-Kickback Statutes and the False Claims Act. We expect to file motions to dismiss on behalf of Humana and our subsidiaries.

On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised our legal counsel that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices.

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

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. Litigation of this nature is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own. We also are subject to claims relating to performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation. Under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.

Personal injury claims and claims for extracontractual damages arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. SEGMENT INFORMATION

During the first quarter of 2011, we realigned our business segments to reflect our evolving business model. As a result, we reassessed and changed our operating and reportable segments in the first quarter of 2011 to reflect management’s view of the business and to align our external financial reporting with our new operating and internal financial reporting model. All respective amounts related to the segment change have been retrospectively adjusted throughout the financial statements as discussed in Note 2. Our new reportable segments and the basis for determining those segments are discussed below.

We currently manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, we include businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles in an Other Businesses category. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

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

Our Health and Well-Being Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations of RightSourceRx®, our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Services revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, selecting and establishing prices charged by retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Health and Well-Being Services segment reports revenues on a gross basis including co-share amounts from members collected by third party retail pharmacies at the point of service.

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.2 billion, $3.5 billion, and $3.5 billion for years ended December 31, 2011, 2010, and 2009, respectively.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment results were as follows for the years ended December 31, 2011, 2010, and 2009:

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2011
Revenues—external customers
Premiums:
Medicare Advantage	$18,100	$3,152	$0	$0	$0	$21,252
Medicare stand-alone PDP	2,317	8	0	253	0	2,578

Total Medicare	20,417	3,160	0	253	0	23,830

Fully-insured	861	4,782	0	0	0	5,643
Specialty	124	935	0	0	0	1,059
Military services	0	0	0	3,616	0	3,616
Medicaid and other	0	0	0	958	0	958

Total premiums	21,402	8,877	0	4,827	0	35,106

Services revenue:
Provider	0	0	892	0	0	892
ASO and other	16	356	0	85	0	457
Pharmacy	0	0	11	0	0	11

Total services revenue	16	356	903	85	0	1,360

Total revenues—external customers	21,418	9,233	903	4,912	0	36,466

Intersegment revenues
Services	0	14	8,510	0	(8,524)	0
Products	0	0	1,820	0	(1,820)	0

Total intersegment revenues	0	14	10,330	0	(10,344)	0

Investment income	76	48	0	54	188	366

Total revenues	21,494	9,295	11,233	4,966	(10,156)	36,832

Operating expenses:
Benefits	17,383	7,318	0	4,411	(289)	28,823
Operating costs	2,405	1,650	10,798	461	(9,919)	5,395
Depreciation and amortization	119	85	82	10	(26)	270

Total operating expenses	19,907	9,053	10,880	4,882	(10,234)	34,488

Income from operations	1,587	242	353	84	78	2,344
Interest expense	0	0	0	0	109	109

Income (loss) before income taxes	$1,587	$242	$353	$84	$(31)	$2,235

Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 76% for 2011, 76% for 2010 and 73% for 2009.

Retail segment benefit expenses for 2011 and 2010 include $147 million and $198 million, respectively, related to prior year favorable reserve releases not in the ordinary course of business as discussed more fully in Note 9. Retail segment operating costs for 2010 include $147 million for the write-down of deferred acquisition costs associated with our individual commercial medical policies as discussed more fully in Note 17.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer Group segment benefit expenses for 2011 and 2010 include $52 million and $33 million, respectively, related to prior year favorable reserve releases not in the ordinary course of business as discussed more fully in Note 9.

Benefit expenses for Other Businesses for 2010 include $139 million for reserve strengthening associated with our closed block of long-term care policies as discussed more fully in Note 17.

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2010
Revenues—external customers
Premiums:
Medicare Advantage	$16,265	$3,021	$0	$0	$0	$19,286
Medicare stand-alone PDP	1,959	5	0	355	0	2,319

Total Medicare	18,224	3,026	0	355	0	21,605

Fully-insured	746	5,169	0	0	0	5,915
Specialty	82	885	0	0	0	967
Military services	0	0	0	3,462	0	3,462
Medicaid and other	0	0	0	763	0	763

Total premiums	19,052	9,080	0	4,580	0	32,712

Services revenue:
Provider	0	0	34	0	0	34
ASO and other	11	395	0	115	0	521
Pharmacy	0	0	0	0	0	0

Total services revenue	11	395	34	115	0	555

Total revenues—external customers	19,063	9,475	34	4,695	0	33,267

Intersegment revenues
Services	0	12	7,494	0	(7,506)	0
Products	0	0	1,292	0	(1,292)	0

Total intersegment revenues	0	12	8,786	0	(8,798)	0

Investment income	80	42	0	43	164	329

Total revenues	19,143	9,529	8,820	4,738	(8,634)	33,596

Operating expenses:
Benefits	15,624	7,486	0	4,253	(246)	27,117
Operating costs	2,113	1,662	8,575	475	(8,445)	4,380
Depreciation and amortization	117	93	26	12	(3)	245

Total operating expenses	17,854	9,241	8,601	4,740	(8,694)	31,742

Income (loss) from operations	1,289	288	219	(2)	60	1,854
Interest expense	0	0	0	0	105	105

Income (loss) before income taxes	$1,289	$288	$219	$(2)	$(45)	$1,749

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2009
Revenues—external customers
Premiums:
Medicare Advantage	$15,333	$1,080	$0	$0	$0	$16,413
Medicare stand-alone PDP	2,323	5	0	0	0	2,328

Total Medicare	17,656	1,085	0	0	0	18,741

Fully-insured	638	5,547	0	0	0	6,185
Specialty	55	834	0	0	0	889
Military services	0	0	0	3,427	0	3,427
Medicaid and other	0	0	0	685	0	685

Total premiums	18,349	7,466	0	4,112	0	29,927

Services revenue:
Provider	0	0	17	0	0	17
ASO and other	10	370	0	123	0	503
Pharmacy	0	0	0	0	0	0

Total services revenue	10	370	17	123	0	520

Total revenues—external customers	18,359	7,836	17	4,235	0	30,447

Intersegment revenues
Services	0	14	8,003	0	(8,017)	0
Products	0	0	949	0	(949)	0

Total intersegment revenues	0	14	8,952	0	(8,966)	0

Investment income	88	48	0	23	137	296

Total revenues	18,447	7,898	8,969	4,258	(8,829)	30,743

Operating expenses:
Benefits	14,988	6,289	0	3,705	(198)	24,784
Operating costs	1,985	1,533	8,768	431	(8,703)	4,014
Depreciation and amortization	115	89	18	25	(10)	237

Total operating expenses	17,088	7,911	8,786	4,161	(8,911)	29,035

Income (loss) from operations	1,359	(13)	183	97	82	1,708
Interest expense	0	0	0	0	106	106

Income (loss) before income taxes	$1,359	$(13)	$183	$97	$(24)	$1,602

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS

Premiums associated with our long-duration insurance products accounted for approximately 2% of our consolidated premiums and services revenue for the year ended December 31, 2011. We use long-duration accounting for products such as long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned.

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

The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2011 and 2010.

	2011		2010
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in millions)
Other long-term assets	$114	$0	$74	$0
Trade accounts payable and accrued expenses	0	(58)	0	(53)
Long-term liabilities	0	(1,663)	0	(1,493)

Total asset (liability)	$114	$(1,721)	$74	$(1,546)

In addition, future policy benefits payable include amounts of $224 million at December 31, 2011 and $229 million at December 31, 2010 which are subject to 100% coinsurance agreements as more fully described in Note 18.

Benefit expense associated with future policy benefits payable was $127 million in 2011, $306 million in 2010, and $73 million in 2009. Benefit expense for 2010 included a net charge of $139 million associated with our long-term care policies discussed further below. Amortization of deferred acquisition costs included in operating costs was $34 million in 2011, $198 million in 2010, and $52 million in 2009. Amortization expense for 2010 included a write-down of deferred acquisition costs of $147 million discussed further below.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future policy benefits payable include $938 million at December 31, 2011 and $825 million at December 31, 2010 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 acquisition of KMG . During the fourth quarter of 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with lower interest rates and higher actual expenses as compared to acquisition date assumptions, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our long-term care policies were not adequate to provide for future policy benefits under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during the fourth quarter of 2010 we recorded $139 million of additional benefit expense, with a corresponding increase in future policy benefits payable of $170 million partially offset by a related reinsurance recoverable of $31 million included in other long-term assets.

Deferred acquisition costs included $54 million and $36 million associated with our individual commercial medical policies at December 31, 2011 and December 31, 2010, respectively. Future policy benefits payable associated with our individual commercial medical policies were $233 million at December 31, 2011 and $180 million at December 31, 2010. In light of the Health Insurance Reform Legislation, including mandating that 80% of premiums revenue be expended on medical costs for individual commercial medical policies beginning in 2011, we completed a deferred acquisition cost recoverability analysis for our individual commercial medical policies during 2010. Our recoverability test indicated that a substantial portion of unamortized deferred acquisition costs associated with the individual commercial medical block of business were not recoverable from future income. As a result, during 2010 we recorded a write-down of deferred acquisition costs of $147 million with a corresponding charge to operating costs.

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

Reinsurance recoverables represent the portion of future policy benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other long-term assets, were $436 million at December 31, 2011 and $421 million at December 31, 2010. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately 51% at December 31, 2011 and approximately 54% at December 31, 2010. Premiums ceded were $34 million in 2011, $34 million in 2010 and $33 million in 2009.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2011 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2011
	(in millions)
Protective Life Insurance Company	$198	A+ (superior)
All others	238	A++ to B++ (superior to good)

	$436

The all other category represents approximately 20 reinsurers with individual balances less than $70 million. Two of these reinsurers have placed $25 million of cash and securities in trusts, an amount at least equal to the recoverable from the reinsurer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Humana Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries (“Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

February 24, 2012

Humana Inc .

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2011 and 2010 follows:

	2011
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$9,191	$9,284	$9,301	$9,056
Income before income taxes	497	726	699	313
Net income	315	460	445	199
Basic earnings per common share	1.88	2.76	2.71	1.22
Diluted earnings per common share	1.86	2.71	2.67	1.20

	2010
	First	Second (1)	Third	Fourth (2)
	(in millions, except per share results)
Total revenues	$8,380	$8,589	$8,351	$8,276
Income before income taxes	417	536	622	174
Net income	259	340	393	107
Basic earnings per common share	1.54	2.02	2.35	0.64
Diluted earnings per common share	1.52	2.00	2.32	0.63

(1)	Includes an expense of $147 million ($93 million after tax, or $0.55 per diluted common share) for the write-down of deferred acquisition costs associated with our individual commercial medical policies as more fully described in Note 17 to the consolidated financial statements.

(2)	Includes an expense of $139 million ($88 million after tax, or $0.52 per diluted common share) associated with reserve strengthening for our closed block of long-term care policies acquired in connection with the 2007 acquisition of KMG America Corporation as more fully described in Note 17 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation as of December 31, 2011, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 127.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Michael B. McCallister

Chairman and Chief Executive Officer

James H. Bloem

Senior Vice President, Chief Financial Officer and Treasurer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.

Executive Officers of the Registrant

Set forth below are names and ages of all of our current executive officers as of February 24, 2012, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Michael B. McCallister	59	Chairman and Chief Executive Officer	09/89	(1)

Bruce D. Broussard	49	President	12/11	(2)

James E. Murray	58	Executive Vice President and Chief Operating Officer	08/90	(3)

James H. Bloem	61	Senior Vice President and Chief Financial Officer and Treasurer	02/01	(4)

Bonita C. Hathcock	63	Senior Vice President and Chief Human Resources Officer	05/99	(5)

Paul B. Kusserow	50	Senior Vice President and Chief Strategy & Corporate Development Officer	02/09	(6)

Brian P. LeClaire	51	Senior Vice President and Chief Service & Information Officer	08/11	(7)

Thomas J. Liston	50	Senior Vice President – Senior Products	01/97	(8)

V. Rajamannar Madabhushi	50	Senior Vice President and Chief Innovation and Marketing Officer	04/09	(9)

Heidi S. Margulis	58	Senior Vice President – Public Affairs	12/95	(10)

Christopher M. Todoroff	49	Senior Vice President and General Counsel	08/08	(11)

Steven E. McCulley	50	Vice President and Controller (Principal Accounting Officer)	08/04	(12)

(1)	Mr. McCallister has served as the Chairman of the Board since August 2010, and as Chief Executive Officer and a member of the Board of Directors since February 2000. Mr. McCallister joined the Company in June 1974.

(2)	Mr. Broussard was elected President in December 2011. Prior to joining the Company, Mr. Broussard was Chief Executive Officer of McKesson Specialty/US Oncology, Inc. US Oncology was purchased by McKesson in December 2010. At US Oncology, Mr. Broussard served in a number of senior executive roles, including Chief Financial Officer, Chief Executive Officer and Chairman of the Board.

(3)	Mr. Murray currently serves as Executive Vice President and Chief Operating Officer, having held this position since December 2011. Mr. Murray has held the position of Chief Operating Officer since February 2006, and was the Chief Operating Officer – Market and Business Segment Operations from September 2002 to February 2006. Mr. Murray joined the Company in December 1989.

(4)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Mr. Bloem joined the Company in February 2001.

(5)	Ms. Hathcock currently serves as Senior Vice President and Chief Human Resources Officer, having held this position since May 1999 when she joined the Company.

(6)	Mr. Kusserow currently serves as Senior Vice President and Chief Strategy and Corporate Development Officer, having held this position since February 2009 when he joined the Company. Prior to joining the Company, Mr. Kusserow served as Managing Director of Private Equity at the Chicago-based investment firm B.C. Ziegler and Company. He also served as Managing Director and Chief Investment Officer of the Ziegler HealthVest Fund, where he focused on early-stage investments in health care services and health care IT. From 2004 to 2007, he was Managing Director of San Ysidro Capital Partners LLC, a health care services consulting and investment advisory firm.

(7)	Mr. LeClaire currently serves as Senior Vice President and Chief Service and Information Officer, having held this position since August 2011. Prior to that, he served as Chief Technology Officer from 2002 to August 2011. Mr. LeClaire joined the Company in August 1999.

(8)	Mr. Liston currently serves as Senior Vice President – Senior Products, having held this position since July 2008. Prior to that, Mr. Liston held the position of Senior Vice President – Strategy and Corporate Development from July 2000 to June 2008. Mr. Liston joined the Company in December 1994.

(9)	Mr. Rajamannar currently serves as Senior Vice President and Chief Innovation and Marketing Officer having held this position since April 2009 when he joined the Company. Prior to joining the Company, Mr. Rajamannar had 24 years of global business management experience, including 15 years with Citigroup, the New York-based banking conglomerate. Mr. Rajamannar most recently served as Executive Vice President and Chief Marketing Officer of the Global Cards division of Citigroup. As Executive Vice President of Citigroup’s Credit Cards Business from 2006 to 2008, he managed the bank’s value, cash and rewards businesses, as well as the automotive and telecommunications sectors. He also headed the new product development and new payment technologies groups. From 2003 to 2005 he was Chairman and Chief Executive Officer of Diners Club North America.

(10)	Ms. Margulis currently serves as Senior Vice President—Public Affairs, having held this position since January 2000. Ms. Margulis joined the Company in November 1985.

(11)	Mr. Todoroff currently serves as Senior Vice President and General Counsel, having held this position since August 2008. Prior to joining the Company, Mr. Todoroff served as Vice President, Senior Corporate Counsel and Corporate Secretary for Aetna Inc. from 2006 through July 2008. Mr. Todoroff joined Aetna’s Legal Department in 1995 and held various positions of increasing responsibility.

(12)	Mr. McCulley currently serves as Vice President and Controller (Principal Accounting Officer), having held this position since August 2004. Prior to that, he served as Vice President and Controller from January 2001 to August 2004. Mr. McCulley joined the Company in May 1990.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

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

Any waivers or amendments for directors or executive officers to the Humana Inc. Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors

None.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the caption “Corporate Governance—Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the caption “Corporate Governance—Committee Composition” of such Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the captions “Corporate Governance – Organization & Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the captions “Stock Ownership Information – Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Equity Compensation Plan Information” of such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Independent Directors” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 2012 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements—The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Financial Information

	Schedule II	Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(b)	First Supplemental Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(c)	Second Supplemental Indenture, dated as of May 31, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on May 31, 2006).

(d)	Third Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(e)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(f)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006).

(g)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 11 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

10(a)*	1996 Stock Incentive Plan for Employees (incorporated herein by reference to Annex A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 9, 1996).

(b)*	1996 Stock Incentive Plan for Employees as amended in 1998 (incorporated herein by reference to Exhibit C to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 14, 1998).

(c)*	Humana Inc. Non-Qualified Stock Option Plan for Employees (incorporated herein by reference to Exhibit 99 to Humana Inc.’s Registration Statement on Form S-8 (Registration Statement No. 333-86801), filed on September 9, 1999).

(d)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(e)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(f)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(f) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(g)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(g) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(h)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 27, 2006).

(i)*	Humana Inc. Executive Management Incentive Compensation Plan, as amended and restated February 1, 2008 (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 24, 2008).

(j)*	Form of Change of Control Agreement amended on October 23, 2008 (incorporated herein by reference to Exhibit 10(n) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(k)*	Employment Agreement, dated as of May 16, 2008, by and between Humana Inc. and Michael B. McCallister (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on May 21, 2008).

(l)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(m)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on August 28, 2008) (incorporated by reference to Exhibit 10(q) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(n)*	Severance policy as amended and restated on October 23, 2007 (incorporated herein by reference to Exhibit 10(r) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(o)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(p)*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 17, 2011).

(q)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(r)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(s)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(t)*	Form of Company’s Restricted Stock Agreement under the 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(cc) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(u)*	Form of Company’s Restricted Stock Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(u) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(v)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Humana Inc.’s Current Report on Form 8-K filed December 21, 2005).

(w)*	Form of Company’s Combined Option and Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(w) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(x)*	Form of Company’s Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(x) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(y) †*	Form of Company’s Restricted Stock Unit Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan.

(z)	Five-Year Credit Agreement, dated as of November 22, 2011 (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on November 28, 2011).

(aa)	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as September 1, 2003 (incorporated herein by reference to Exhibit 10(gg) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(bb)**	Amendment of Solicitation/Modification of Contract, dated as of January 16, 2009, by and between Humana Military Healthcare Services, Inc. and the United States Department of Defense TRICARE Management Activity (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K, filed on March 3, 2009).

(cc)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(dd)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ee)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ff)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(gg)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(hh)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ii)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

(jj)*	Form of Company’s Restricted Stock Unit Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(kk)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options without Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(ll) **	Amendment of Solicitation/Modification of Contract, dated as of January 6, 2011, by and between Humana Military Healthcare Services, Inc. and the United States Department of Defense TRICARE Management Activity (incorporated herein by reference to Exhibit 10(ll) to Humana Inc.’s Annual Report on Form 10-K filed on February 17, 2011).

(mm) †**	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as March 3, 2011.

(nn) *	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(oo) †*	Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit).

(pp) †*	Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit).

(qq) †*	Form of Company’s Restricted Stock Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan

(rr) †*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan

(ss) *	Form of Company’s Restricted Stock Agreement and Agreement not to Compete or Solicit under the Amended and Restated 2003 Stock Incentive Plan.

(tt) *	Employment Agreement, dated as of November 2, 2011, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana’s Current Report on Form 8-K, filed on November 4, 2011).

12 †	Computation of ratio of earnings to fixed charges.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21 †	List of subsidiaries.

23 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits 10(a) through and including 10(y), 10(jj), 10(kk) and 10(nn) through and including 10(ss) are compensatory plans or management contracts.
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

†	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2010 and 2011; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2010 and 2011; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011; and (iv) Notes to Consolidated Financial Statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$187	$314
Investment securities	307	239
Receivable from operating subsidiaries	572	494
Other current assets	75	56

Total current assets	1,141	1,103
Property and equipment, net	543	479
Investments in subsidiaries	9,971	8,759
Other long-term assets	55	36

Total assets	$11,710	$10,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$1,364	$1,241
Current portion of notes payable to operating subsidiaries	28	28
Book overdraft	44	65
Other current liabilities	400	366

Total current liabilities	1,836	1,700
Long-term debt	1,623	1,633
Notes payable to operating subsidiaries	9	9
Other long-term liabilities	179	111

Total liabilities	3,647	3,453

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 193,230,310 shares issued in 2011 and 190,244,741 shares issued in 2010	32	32
Capital in excess of par value	1,938	1,737
Retained earnings	6,825	5,529
Accumulated other comprehensive income	303	120
Treasury stock, at cost, 29,225,996 shares in 2011 and 21,795,051 shares in 2010	(1,035)	(494)

Total stockholders’ equity	8,063	6,924

Total liabilities and stockholders’ equity	$11,710	$10,377

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,272	$1,175	$1,057
Investment and other income, net	8	14	4

	1,280	1,189	1,061
Expenses:
Operating costs	1,270	956	836
Depreciation	164	166	162
Interest	107	103	104

	1,541	1,225	1,102

Loss before income taxes and equity in net earnings of subsidiaries	(261)	(36)	(41)
(Benefit) provision for income taxes	(81)	35	(44)

(Loss) income before equity in net earnings of subsidiaries	(180)	(71)	3
Equity in net earnings of subsidiaries	1,599	1,170	1,037

Net income	$1,419	$1,099	$1,040

Other comprehensive income, net of tax:
Net unrealized investment gains, net of tax expense of $109 million in 2011, $47 million in 2010, and $131 million in 2009	$190	$82	$230
Less: Reclassification adjustment for net realized gains included in net income, net of tax expense of $4 million in 2011, $2 million in 2010, and $7 million in 2009	(7)	(4)	(13)

Other comprehensive income, net of tax	183	78	217

Comprehensive income	$1,602	$1,177	$1,257

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Net cash provided by operating activities	$1,106	$1,219	$911
Cash flows from investing activities:
Acquisitions	(223)	(840)	(6)
Purchases of investment securities	(632)	(633)	(597)
Proceeds from sale of investment securities	10	16	2
Maturities of investment securities	548	697	278
Purchases of property and equipment, net	(225)	(166)	(143)
Capital contributions to operating subsidiaries	(214)	(230)	(132)
Change in securities lending collateral	0	1	0

Net cash used in investing activities	(736)	(1,155)	(598)

Cash flows from financing activities:
Repayments under credit agreement	0	0	(250)
Change in book overdraft	(21)	2	35
Change in securities lending payable	0	(1)	0
Common stock repurchases	(541)	(108)	(23)
Dividends paid	(82)	0	0
Tax benefit from stock-based compensation	15	2	5
Proceeds from stock option exercises and other	132	9	17

Net cash used in financing activities	(497)	(96)	(216)

(Decrease) increase in cash and cash equivalents	(127)	(32)	97
Cash and cash equivalents at beginning of year	314	346	249

Cash and cash equivalents at end of year	$187	$314	$346

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Parent company financial information has been derived from our consolidated financial statements and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with our consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.1 billion in 2011, $747 million in 2010, and $774 million in 2009.

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

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 1.11% to 6.65% and are payable in 2012 and 2014. We recorded interest expense of $1 million related to these notes for each of the years ended December 31, 2011, 2010 and 2009.

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

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.7 billion and $4.3 billion as of December 31, 2011 and 2010, respectively, which exceeded aggregate minimum regulatory requirements. The amount of dividends that may be paid to our parent company in 2012 without prior approval by state regulatory authorities is approximately $970 million in the aggregate. This compares to dividends that were able to be paid in 2011 without prior regulatory approval of approximately $740 million.

4. ACQUISITIONS

Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of acquisitions.

5. INCOME TAXES

Refer to Note 10 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of income taxes. The release of the liability for unrecognized tax benefits in 2009 as a result of settlements associated with the completion of the audit of our U.S. income tax returns for 2005 and 2006, reduced tax expense $17 million in 2009.

6. DEBT

Refer to Note 11 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of debt.

7. STOCKHOLDER’S EQUITY

Refer to Note 14 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of stockholders’ equity, including stock repurchases and the April 2011 approval by our Board of Directors of the initiation of a quarterly cash dividend policy.

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010, and 2009

(in millions)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2011	$52	$0	$31	$22	$(20)	$85
2010	51	0	19	(1)	(17)	52
2009	49	0	19	2	(19)	51

Deferred tax asset valuation allowance:
2011	(28)	0	0	0	0	(28)
2010	(30)	0	2	0	0	(28)
2009	(28)	0	(2)	0	0	(30)

(1)	Represents changes in retroactive membership adjustments to premiums revenue and contractual allowances adjustments to services revenue as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES H. BLOEM James H. Bloem	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2012

/s/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	February 24, 2012

/s/ MICHAEL B. MCCALLISTER Michael B. McCallister	Chairman and Chief Executive Officer	February 24, 2012

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	February 24, 2012

/s/ W. ROY DUNBAR W. Roy Dunbar	Director	February 24, 2012

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Lead Director	February 24, 2012

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Director	February 24, 2012

/s/ WILLIAM J. MCDONALD William J. McDonald	Director	February 24, 2012

/s/ WILLIAM E. MITCHELL William E. Mitchell	Director	February 24, 2012

/s/ DAVID B. NASH, M.D. David B. Nash, M.D.	Director	February 24, 2012

/s/ JAMES J. O’BRIEN James J. O’Brien	Director	February 24, 2012

/s/ MARISSA T. PETERSON Marissa T. Peterson	Director	February 24, 2012