Form 10-Q
period 2012-03-31
HUMANA INC
filed 2012-04-30
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock $0.16 2/3 par value	Outstanding at March 31, 2012 163,179,240 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2012

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,656	$1,377
Investment securities	7,889	7,743
Receivables, less allowance for doubtful accounts of $89 in 2012 and $85 in 2011:	1,330	1,034
Other current assets	1,181	1,027

Total current assets	14,056	11,181

Property and equipment, net	939	912
Long-term investment securities	1,704	1,710
Goodwill	2,785	2,740
Other long-term assets	1,216	1,165

Total assets	$20,700	$17,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,108	$3,754
Trade accounts payable and accrued expenses	2,123	1,783
Book overdraft	294	306
Unearned revenues	2,298	213

Total current liabilities	8,823	6,056
Long-term debt	1,621	1,659
Future policy benefits payable	1,690	1,663
Other long-term liabilities	332	267

Total liabilities	12,466	9,645

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 194,119,768 shares issued at March 31, 2012 and 193,230,310 shares issued at December 31, 2011	32	32
Capital in excess of par value	2,043	1,938
Retained earnings	7,032	6,825
Accumulated other comprehensive income	313	303
Treasury stock, at cost, 30,940,528 shares at March 31, 2012 and 29,225,996 shares at December 31, 2011	(1,186)	(1,035)

Total stockholders’ equity	8,234	8,063

Total liabilities and stockholders’ equity	$20,700	$17,708

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2012	2011
	(in millions, except per share results)
Revenues:
Premiums	$9,775	$8,767
Services	350	335
Investment income	94	89

Total revenues	10,219	9,191

Operating expenses:
Benefits	8,350	7,345
Operating costs	1,383	1,256
Depreciation and amortization	70	66

Total operating expenses	9,803	8,667

Income from operations	416	524
Interest expense	26	27

Income before income taxes	390	497
Provision for income taxes	142	182

Net income	$248	$315

Basic earnings per common share	$1.51	$1.88

Diluted earnings per common share	$1.49	$1.86

Dividends per common share	$0.25	$0.00

Other comprehensive income, net of tax:
Net unrealized investment gain (loss), net of tax expense (benefit) of $8 million and ($5) million for the three months ended March 31, 2012 and 2011, respectively	$13	$(9)
Less: Reclassification adjustment for net realized gains included in net income, net of tax expense of $1 million for each of the three months ended March 31, 2012 and 2011, respectively	(3)	(3)

Other comprehensive income (loss), net of tax	10	(12)

Comprehensive income	$258	$303

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in millions)
Cash flows from operating activities
Net income	$248	$315
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(4)	(4)
Stock-based compensation	40	30
Depreciation and amortization	78	76
(Benefit) provision for deferred income taxes	(9)	27
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(255)	(260)
Other assets	(138)	(111)
Benefits payable	284	471
Other liabilities	52	204
Unearned revenues	2,034	34
Other, net	16	14

Net cash provided by operating activities	2,346	796

Cash flows from investing activities
Acquisitions, net of cash acquired	(56)	(5)
Purchases of property and equipment	(86)	(71)
Purchases of investment securities	(714)	(1,187)
Maturities of investment securities	424	418
Proceeds from sales of investment securities	242	154

Net cash used in investing activities	(190)	(691)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	298	183
Repayment of long-term debt	(36)	0
Change in book overdraft	(12)	(157)
Common stock repurchases	(151)	(89)
Dividends paid	(41)	0
Excess tax benefit from stock-based compensation	20	5
Proceeds from stock option exercises and other	45	36

Net cash provided by (used in) financing activities	123	(22)

Increase in cash and cash equivalents	2,279	83
Cash and cash equivalents at beginning of period	1,377	1,673

Cash and cash equivalents at end of period	$3,656	1,756

Supplemental cash flow disclosures:
Interest payments	$11	$11
Income tax payments, net	$5	$76

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2011, that was filed with the Securities and Exchange Commission, or the SEC, on February 24, 2012. We refer to the Form 10-K as the “2011 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2011 Form 10-K for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Military Services

On April 1, 2012, we began delivering services under a new TRICARE South Region contract with the Department of Defense, or DoD, as more fully described in Note 11. Under the new contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services. Under the terms of the new TRICARE South Region contract, we do not record premiums revenue or benefit expenses in our consolidated statements of comprehensive income related to these health care costs and related reimbursements. Instead, we account for revenues under the new contract net of estimated healthcare costs similar to an administrative services fee only agreement.

As described in Note 2 to the consolidated financial statements included in our 2011 Form 10-K, our previous TRICARE South Region contract that expired on March 31, 2012 contained provisions to share the risk associated with financing the cost of health benefits with the federal government. We earned more revenue or incurred additional costs based on the variance of actual health care costs versus a negotiated target cost. Under our previous contract, revenues, reported on a gross basis, consisted generally of (1) an insurance premium for assuming underwriting risk for the cost of health care services delivered to beneficiaries; (2) health care services provided to beneficiaries which were in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, and other services.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2011, the FASB issued new guidance regarding how health insurers should recognize and classify fees mandated by The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation).The Health Insurance Reform Legislation imposes a non-deductible annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The guidance requires that the liability for the fee be estimated and recorded in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The new guidance is effective for us when the fee is initially imposed in calendar year 2014.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

In May 2011, the FASB issued new guidance intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and those prepared in accordance with international financial reporting standards. While the new guidance is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments which could change how existing fair value measurement guidance is applied. The new guidance was effective for us beginning with the filing of this Form 10-Q. The adoption of the new guidance did not have a material impact on our results of operations, financial condition, or cash flows.

There are no other recently issued accounting standards that apply to us or that will have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS

Effective March 31, 2012, we acquired Arcadian Management Services, Inc., or Arcadian, a Medicare Advantage health maintenance organization (HMO) serving members in 15 U.S. states, increasing Medicare membership and expanding our Medicare footprint and future growth opportunities in these areas. The preliminary allocation of the purchase price resulted in goodwill of $43 million and other intangible assets of $38 million. The goodwill was assigned to the Retail segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and provider contracts, have a weighted average useful life of 9.7 years. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

Effective December 30, 2011, we acquired the California-based Medicare Advantage HMO MD Care, Inc., or MD Care, increasing Medicare membership and expanding our Medicare footprint and future growth opportunity in California. The purchase price was not material.

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

The results of operations and financial condition of Arcadian, MD Care, and Anvita have been included in our condensed consolidated statements of comprehensive income and condensed consolidated balance sheets from the acquisition dates. Acquisition-related costs recognized in connection with these acquisitions were not material. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition was not material to our results of operations.

During the second half of 2011, we entered into a definitive agreement to acquire SeniorBridge, a chronic-care provider providing in-home care for seniors. Once the transaction has closed, we expect that SeniorBridge will expand our existing clinical and home health capabilities and strengthen our offerings for members with complex chronic-care needs. The closing of this acquisition is subject to state regulatory approval.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at March 31, 2012 and December 31, 2011, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$535	$15	$0	$550
Mortgage-backed securities	1,676	84	(2)	1,758
Tax-exempt municipal securities	2,750	145	(3)	2,892
Mortgage-backed securities:
Residential	41	1	(1)	41
Commercial	405	32	0	437
Asset-backed securities	73	1	0	74
Corporate debt securities	3,571	277	(7)	3,841

Total debt securities	$9,051	$555	$(13)	$9,593

December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$705	$20	$0	$725
Mortgage-backed securities	1,701	85	(2)	1,784
Tax-exempt municipal securities	2,709	149	(2)	2,856
Mortgage-backed securities:
Residential	46	0	(2)	44
Commercial	356	25	0	381
Asset-backed securities	82	1	0	83
Corporate debt securities	3,329	262	(11)	3,580

Total debt securities	$8,928	$542	$(17)	$9,453

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2012 and December 31, 2011, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$70	$0	$0	$0	$70	$0
Mortgage-backed securities	103	(1)	27	(1)	130	(2)
Tax-exempt municipal securities	159	(2)	25	(1)	184	(3)
Mortgage-backed securities:
Residential	1	0	23	(1)	24	(1)
Commercial	0	0	0	0	0	0
Asset-backed securities	14	0	1	0	15	0
Corporate debt securities	280	(7)	5	0	285	(7)

Total debt securities	$627	$(10)	$81	$(3)	$708	$(13)

December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$117	$0	$0	$0	$117	$0
Mortgage-backed securities	67	(1)	18	(1)	85	(2)
Tax-exempt municipal securities	53	0	48	(2)	101	(2)
Mortgage-backed securities:
Residential	3	0	24	(2)	27	(2)
Commercial	14	0	0	0	14	0
Asset-backed securities	16	0	4	0	20	0
Corporate debt securities	355	(10)	41	(1)	396	(11)

Total debt securities	$625	$(11)	$135	$(6)	$760	$(17)

Approximately 94% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at March 31, 2012. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At March 31, 2012, 11% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 44% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, and education, and supported by the revenues of that project, accounted for the remaining 56% of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, 22% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The recoverability of our residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. Our residential and commercial mortgage-backed securities at March 31, 2012 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at March 31, 2012.

The percentage of corporate securities associated with the financial services industry was 22.6% at March 31, 2012 and 19.3% at December 31, 2011.

Several European countries, including Spain, Italy, Ireland, Portugal, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these five countries.

All issuers of securities we own that were trading at an unrealized loss at March 31, 2012 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At March 31, 2012, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2012.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
	(in millions)
Gross realized gains	$5	$5
Gross realized losses	(1)	(1)

Net realized capital gains	$4	$4

There were no material other-than-temporary impairments for the three months ended March 31, 2012 or 2011.

The contractual maturities of debt securities available for sale at March 31, 2012, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(in millions)
Due within one year	$361	$365
Due after one year through five years	1,832	1,903
Due after five years through ten years	2,882	3,069
Due after ten years	1,781	1,946
Mortgage and asset-backed securities	2,195	2,310

Total debt securities	$9,051	$9,593

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at March 31, 2012 and December 31, 2011, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2012
Cash equivalents	$3,431	$3,431	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	550	0	550	0
Mortgage-backed securities	1,758	0	1,758	0
Tax-exempt municipal securities	2,892	0	2,877	15
Mortgage-backed securities:
Residential	41	0	41	0
Commercial	437	0	437	0
Asset-backed securities	74	0	73	1
Corporate debt securities	3,841	0	3,817	24

Total debt securities	9,593	0	9,553	40

Total invested assets	$13,024	$3,431	$9,553	$40

December 31, 2011
Cash equivalents	$1,205	$1,205	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	725	0	725	0
Mortgage-backed securities	1,784	0	1,784	0
Tax-exempt municipal securities	2,856	0	2,840	16
Mortgage-backed securities:
Residential	44	0	44	0
Commercial	381	0	381	0
Asset-backed securities	83	0	82	1
Corporate debt securities	3,580	0	3,556	24

Total debt securities	9,453	0	9,412	41

Total invested assets	$10,658	$1,205	$9,412	$41

There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or March 31, 2011.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Level 3 assets had a fair value of $40 million at March 31, 2012, or less than 0.5% of our total invested assets. During the three months ended March 31, 2012 and 2011, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2012			2011
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$25	$16	$41	$14	$52	$66
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	0	0	0	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	(1)	(1)	0	0	0
Settlements	0	0	0	0	(1)	(1)

Balance at March 31	$25	$15	$40	$14	$51	$65

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $1,621 million at March 31, 2012 and $1,659 million at December 31, 2011. The fair value of our long-term debt was $1,835 million at March 31, 2012 and $1,834 million at December 31, 2011. The fair value of our long-term debt is determined based on level 2 inputs including quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2012 and December 31, 2011. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2012 provision will exceed 12 months at March 31, 2012.

	March 31, 2012		December 31, 2011
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$36	$428	$2	$363
Trade accounts payable and accrued expenses	(324)	(509)	(331)	(139)

Net current (liability) asset	(288)	(81)	(329)	224

Other long-term assets	9	0	0	0
Other long-term liabilities	(60)	0	0	0

Net long-term liability	(51)	0	0	0

Total net (liability) asset	$(339)	$(81)	$(329)	$224

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2012 were as follows:

	Retail	Employer Group	Health & Well-Being Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2012	$754	$62	$1,867	$57	$2,740
Acquisitions	43	0	2	0	45

Balance at March 31, 2012	$797	$62	$1,869	$57	$2,785

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2012 and December 31, 2011:

	Weighted Average Life	March 31, 2012			December 31, 2011
			Accumulated			Accumulated
		Cost	Amortization	Net	Cost	Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	10.5 yrs	$459	$193	$266	$429	$182	$247
Trade names and technology	15.0 yrs	136	9	127	135	6	129
Provider contracts	15.1 yrs	51	16	35	44	15	29
Noncompetes and other	7.1 yrs	40	12	28	40	10	30

Total other intangible assets	11.6 yrs	$686	$230	$456	$648	$213	$435

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $17 million for the three months ended March 31, 2012 and $13 million for the three months ended March 31, 2011. The following table presents our estimate of amortization expense for 2012 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2012	$68
2013	64
2014	59
2015	53
2016	47
2017	39

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
	(dollars in millions, number of shares in thousands)
Net income available for common stockholders	$248	$315

Weighted average outstanding shares of common stock used to compute basic earnings per common share	163,717	167,271
Dilutive effect of:
Employee stock options	884	918
Restricted stock	1,487	1,345

Shares used to compute diluted earnings per common share	166,088	169,534

Basic earnings per common share	$1.51	$1.88

Diluted earnings per common share	$1.49	$1.86

Number of antidilutive stock options and restricted stock excluded from computation	1,077	2,743

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. STOCKHOLDERS’ EQUITY

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2012:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41

In April 2012, the Board of Directors declared a cash dividend of $0.26 per share payable on July 27, 2012 to stockholders of record on June 29, 2012, an increase of $0.01 from previous dividend declarations.

Stock Repurchases

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2013. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the three months ended March 31, 2011, we repurchased 0.8 million shares in open market transactions for $53 million at an average price of $63.73 under the previously approved share repurchase authorization. During the three months ended March 31, 2012, we repurchased 1.15 million shares in open market transactions for $100 million at an average price of $86.95 under this authorization. As of April 30, 2012, the remaining authorized amount under this authorization totaled $461 million.

In April 2012, the Board of Directors replaced the 2011 share repurchase authorization with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. This new authorization will expire on June 30, 2014.

In connection with employee stock plans, we acquired 0.6 million common shares for $51 million and 0.6 million common shares for $36 million during the three months ended March 31, 2012 and 2011, respectively.

10. INCOME TAXES

The effective income tax rate was 36.5% for the three months ended March 31, 2012, comparable to 36.6% for the three months ended March 31, 2011.

11. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 68% of our total premiums and services revenue for the three months ended March 31, 2012, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products were renewed for 2012, and all of our product offerings filed with CMS for 2012 were approved.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits”. The final payment error calculation methodology provides that, in calculating the economic impact of audit results for a Medicare Advantage contract, if any, the results of the audit sample will be extrapolated to the entire Medicare Advantage contract based upon a comparison to “benchmark” audit data in the government fee-for-service program. This comparison to the government program benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program experience provides the basis for Medicare Advantage plans risk adjustment to payment rates.

Additionally, the computation of a 99 percent confidence interval will be applied to the payment error estimate for the entire Medicare Advantage contract, which mitigates the potential for sampling error adversely impacting the extrapolated result for the entire contract.

The final methodology, including the first application of extrapolated audit results to determine audit settlements, will be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. Medicare Advantage contracts will be selected for audit after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year.

Estimated audit settlements, if any, are recorded as a reduction of premium revenue in our consolidated statements of comprehensive income, based upon available information. However, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program and the identification of our specific Medicare Advantage contracts that will be selected for audit. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

At March 31, 2012, our military services business, which accounted for approximately 9% of our total premiums and services revenue for the three months ended March 31, 2012, primarily consisted of the TRICARE South Region contract. The original 5-year South Region contract expired on March 31, 2009 and was extended through March 31, 2012. On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Medicaid business, which accounted for approximately 2% of our total premiums and services revenue for the three months ended March 31, 2012, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us contracts for the East, Southeast, and Southwest regions for a three year term through June 30, 2013.

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

On March 2, 2009, in a case styled Southeast Georgia Regional Medical Center, et al. v. Humana Military Healthcare Services, Inc., the named claimants filed an arbitration demand on the same grounds as the plaintiffs in the Sacred Heart litigation. The named claimants’ total damage claim was $29.2 million. An arbitration trial was held from September 26, 2011 to October 7, 2011. On January 20, 2012, the Arbitration Panel issued an Interim Award granting relief in favor of the claimants on their claims for breach of contract and in favor of Humana Military on its counterclaim for recoupment based upon improper coding and billing for services on the part of the claimants. On March 6, 2012, the Arbitration Panel issued a final award adopting damage stipulations submitted by the parties, with recovery to the claimants of approximately $2.2 million, net of a $1.1 million recovery by Humana Military on its counterclaim.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits, including employment litigation, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. Litigation of this nature is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own. We also are subject to allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation. Under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.

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

12. SEGMENT INFORMATION

We manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.2 billion and $1.0 billion for the three months ended March 31, 2012 and 2011, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Health and Well-Being Services segment delivering benefits to our members, primarily associated with our pharmacy operations, are included with benefits expense. The amount of this expense was $8 million and $10 million for the three months ended March 31, 2012 and 2011, respectively.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2011 Form 10-K. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three months ended March 31, 2012 and 2011, respectively:

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$5,093	$1,025	$0	$0	$0	$6,118
Medicare stand-alone PDP	660	2	0	66	0	728

Total Medicare	5,753	1,027	0	66	0	6,846

Fully-insured	244	1,242	0	0	0	1,486
Specialty	38	260	0	0	0	298
Military services	0	0	0	893	0	893
Medicaid and other	0	0	0	252	0	252

Total premiums	6,035	2,529	0	1,211	0	9,775

Services revenue:
Provider	0	0	233	0	0	233
ASO and other	6	89	0	18	0	113
Pharmacy	0	0	4	0	0	4

Total services revenue	6	89	237	18	0	350

Total revenues—external customers	6,041	2,618	237	1,229	0	10,125

Intersegment revenues
Services	0	4	2,486	0	(2,490)	0
Products	0	0	584	0	(584)	0

Total intersegment revenues	0	4	3,070	0	(3,074)	0

Investment income	19	10	0	14	51	94

Total revenues	6,060	2,632	3,307	1,243	(3,023)	10,219

Operating expenses:
Benefits	5,287	2,064	0	1,106	(107)	8,350
Operating costs	628	427	3,154	116	(2,942)	1,383
Depreciation and amortization	30	20	21	4	(5)	70

Total operating expenses	5,945	2,511	3,175	1,226	(3,054)	9,803

Income from operations	115	121	132	17	31	416
Interest expense	0	0	0	0	26	26

Income before income taxes	$115	$121	$132	$17	$5	$390

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2011
Revenues—external customers
Premiums:
Medicare Advantage	$4,525	$796	$0	$0	$0	$5,321
Medicare stand-alone PDP	557	2	0	76	0	635

Total Medicare	5,082	798	0	76	0	5,956

Fully-insured	201	1,199	0	0	0	1,400
Specialty	26	230	0	0	0	256
Military services	0	0	0	923	0	923
Medicaid and other	0	0	0	232	0	232

Total premiums	5,309	2,227	0	1,231	0	8,767

Services revenue:
Provider	0	0	215	0	0	215
ASO and other	3	93	0	22	0	118
Pharmacy	0	0	2	0	0	2

Total services revenue	3	93	217	22	0	335

Total revenues—external customers	5,312	2,320	217	1,253	0	9,102

Intersegment revenues
Services	0	3	2,121	0	(2,124)	0
Products	0	0	435	0	(435)	0

Total intersegment revenues	0	3	2,556	0	(2,559)	0

Investment income	19	12	0	12	46	89

Total revenues	5,331	2,335	2,773	1,265	(2,513)	9,191

Operating expenses:
Benefits	4,554	1,752	0	1,109	(70)	7,345
Operating costs	533	424	2,656	119	(2,476)	1,256
Depreciation and amortization	27	20	20	2	(3)	66

Total operating expenses	5,114	2,196	2,676	1,230	(2,549)	8,667

Income from operations	217	139	97	35	36	524
Interest expense	0	0	0	0	27	27

Income before income taxes	$217	$139	$97	$35	$9	$497

Humana Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2011 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 24, 2012, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

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

Business Segments

We manage our business with three reportable segments: Retail, Employer Group, and Health and Well-Being Services. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

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

Seasonality

One of the product offerings of our Retail segment is Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. Our quarterly Retail segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affects the quarterly benefit ratio pattern.

Our Employer Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of the Retail segment, with the Employer Group’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses.

2012 Highlights

Consolidated

•	Our strategy and commitment to the Medicare programs have led to significant growth as discussed in our Retail segment discussion below.

•

Comparisons to 2011 are adversely impacted by the seasonal impact of one extra day’s claims for leap year in 2012 as well as favorable prior-period medical claims reserve development not in the ordinary course of business that was lower in the 2012 quarter than in the 2011 quarter. We experienced favorable prior-period medical claims reserve development not in the ordinary course of business, primarily in our Retail segment, partially offset by unfavorable development in our Employer Group segment, of approximately $8 million in the aggregate, or $0.03 per diluted common share, for the three months ended March 31, 2012. This compared to favorable prior-period medical claims reserve development not in the ordinary course of business, primarily in our Retail and Employer Group segments, of approximately $84 million in the aggregate, or $0.31 per diluted common share, for the three months ended March 31, 2011. Any discussion of favorable prior-period medical claims reserve development in our results of operation discussion that follows refers to amounts that were not in the ordinary course of business.

•

In April 2012, our Board of Directors declared a cash dividend of $0.26 per share payable on July 27, 2012 to stockholders of record on June 29, 2012, an increase of $0.01 from previous dividend declarations.

•

In April 2012, our Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion of our common shares (of which $461 million remained as of April 30, 2012) with a new authorization for repurchases of up to $1 billion of our common shares, such authorization to expire on June 30, 2014.

Retail

•	On April 2, 2012, CMS announced that payment rates will increase on average 3.07% in 2013. We believe we can effectively design Medicare Advantage products based upon this level of rate increase while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

Individual Medicare Advantage membership of 1,883,800 at March 31, 2012 increased 243,500 members, or 14.8%, from 1,640,300 at December 31, 2011 and increased 289,000, or 18.1%, from 1,594,800 at March 31, 2011 primarily due to a successful enrollment season associated with the 2012 plan year. In addition, membership at March 31, 2012 included approximately 62,600 members acquired with Arcadian Management Services, Inc., or Arcadian, effective March 31, 2012 and 12,100 members acquired with MD Care, Inc., or MD Care, effective December 30, 2011, discussed below.

•

Individual Medicare stand-alone PDP membership of 2,863,900 at March 31, 2012 increased 323,500 members, or 12.7%, from 2,540,400 at December 31, 2011 and increased 510,800, or 21.7%, from 2,353,100 at March 31, 2011, primarily due to growth in our national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan.

•

Effective March 31, 2012, we acquired Arcadian, a Medicare Advantage HMO serving members in 15 U.S. states. Effective December 30, 2011, we acquired the California-based Medicare Advantage HMO MD Care. These acquisitions increased Medicare membership by approximately 74,700 members and expanded our Medicare footprint and future growth opportunities. To resolve antitrust concerns, we entered into a consent agreement with the United States Department of Justice that will require divestiture of overlapping Medicare Advantage health plan business in eight areas within Arizona, Arkansas, Louisiana, Oklahoma, and Texas. We anticipate that the divestitures, anticipated to include approximately 12,600 members, would be effective January 1, 2013.

Employer Group Segment

•

Fully-insured group Medicare Advantage membership of 357,700 at March 31, 2012 increased 67,100 members, or 23.1%, from 290,600 at December 31, 2011 and increased 77,000 members, or 27.4%, from 280,700 at March 31, 2011 primarily due to the January 2012 addition of a new large group account.

Health and Well-Being Services Segment

•

During the second half of 2011, we entered into a definitive agreement to acquire SeniorBridge, a chronic-care provider providing in-home care for seniors that, once the transaction has closed, we expect will expand our existing clinical and home health capabilities and strengthen our offerings for members with complex chronic-care needs. The closing of this acquisition is subject to state regulatory approval.

Other Businesses

•

On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. We account for revenues under the new contract net of estimated healthcare costs similar to an administrative services fee only agreement.

Health Insurance Reform

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on some provisions of the Health Insurance Reform Legislation have been issued to date by the Department of Health and Human Services (HHS), the Department of Labor, the Treasury

Department, and the National Association of Insurance Commissioners, there are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

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

•

Effective January 1, 2011, minimum benefit ratios were mandated for all commercial fully-insured medical plans in the large group (85%), small group (80%), and individual (80%) markets, with annual rebates to policyholders if the actual benefit ratios, calculated in a manner prescribed by HHS, do not meet these minimums. Certain states were approved to apply an individual threshold lower than the 80% requirement temporarily to avoid market disruption. We began accruing for rebates in 2011, based on the manner prescribed by HHS, with initial rebate payments to be made by August 1, 2012. Our benefit ratios reported herein, calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, differ from the benefit ratios calculated as prescribed by HHS under the Health Insurance Reform Legislation. The more noteworthy differences include the fact that the benefit ratio calculations prescribed by HHS are calculated separately by state and legal entity; reflect actuarial adjustments where the membership levels are not large enough to create credible size; exclude some of our health insurance products; include taxes and fees as reductions of premium; treat changes in reserves differently than GAAP; and classify rebate amounts as additions to incurred claims as opposed to adjustments to premiums for GAAP reporting.

•

Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels and in 2012, additional cuts to Medicare Advantage plan payments took effect (plans receive a range of 95% in high-cost areas to 115% in low-cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, in 2011 the gap in coverage for Medicare Part D prescription drug coverage began to incrementally close.

•

Beginning in 2014, the Health Insurance Reform Legislation requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain plans; the establishment of state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of standardized plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare plans; and insurance industry assessments, including an annual premium-based assessment and a three-year commercial reinsurance fee. The annual premium-based assessment levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014. In December 2011, the National Association of Insurance Commissioners, or NAIC, issued proposed guidance indicating the insurance industry premium-based assessment may require accrual and associated subsidiary funding consideration in 2013 instead of 2014. This proposed NAIC guidance is contradictory to final GAAP guidance issued by the Financial Accounting Standards Board, or FASB, in July 2011, which indicates the insurance industry premium-based assessment should be accrued beginning in 2014, the year in which it is payable. Refer to Recently Issued Accounting Pronouncements in Note 2 to the condensed consolidated financial statements. Until this accrual and funding matter is resolved by the NAIC, we cannot determine whether the premium-based assessment will have an impact in 2013 on our parent cash or our pricing actions for commercial and Medicare products.

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

In addition, certain provisions in the Health Insurance Reform Legislation tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Initially quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three Star plans for a three year period through 2014. Recent Star Ratings issued by CMS indicated that 98% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2013, exclusive of those recently acquired with Arcadian and MD Care. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation. The U.S. Supreme Court is also considering whether the requirement in the Health Insurance Reform Legislation for Americans to have insurance (termed the individual mandate) is constitutional, whether other pieces of the Health Insurance Reform Legislation should stand if the individual mandate is found unconstitutional, whether the courts have jurisdiction to consider the case before the individual mandate takes effect in 2014, and whether the Health Insurance Reform Legislation’s expansion of Medicaid unconstitutionally encroaches on states’ autonomy. A ruling from the Court is expected in late June or early July. We cannot predict the results of these proceedings. Congress may also withhold the funding necessary to implement the Health Insurance Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In particular, implementing regulations and related guidance are forthcoming on various aspects of the minimum benefit ratio requirement’s applicability to Medicare, including aggregation, credibility thresholds, and its possible application to prescription drug plans. The response of other companies to the Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible federal premium tax and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs or inclusion in premium pricing, there can be no assurance that the non-deductible federal premium tax and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers and are described in Note 12 to the condensed consolidated financial statements.

Comparison of Results of Operations for 2012 and 2011

The following discussion primarily deals with our results of operations for the three months ended March 31, 2012, or the 2012 quarter, and the three months ended March 31, 2011, or the 2011 quarter.

Consolidated

	For the three months ended March 31,		Change
	2012	2011	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$6,035	$5,309	$726	13.7%
Employer Group	2,529	2,227	302	13.6%
Other Businesses	1,211	1,231	(20)	(1.6)%

Total premiums	9,775	8,767	1,008	11.5%

Services:
Retail	6	3	3	100.0%
Employer Group	89	93	(4)	(4.3)%
Health and Well-Being Services	237	217	20	9.2%
Other Businesses	18	22	(4)	(18.2)%

Total services	350	335	15	4.5%

Investment income	94	89	5	5.6%

Total revenues	10,219	9,191	1,028	11.2%

Operating expenses:
Benefits	8,350	7,345	1,005	13.7%
Operating costs	1,383	1,256	127	10.1%
Depreciation and amortization	70	66	4	6.1%

Total operating expenses	9,803	8,667	1,136	13.1%

Income from operations	416	524	(108)	(20.6)%
Interest expense	26	27	(1)	(3.7)%

Income before income taxes	390	497	(107)	(21.5)%
Provision for income taxes	142	182	(40)	(22.0)%

Net income	$248	$315	$(67)	(21.3)%

Diluted earnings per common share	$1.49	$1.86	$(0.37)	(19.9)%

Benefit ratio(a)	85.4%	83.8%		1.6%
Operating cost ratio(b)	13.7%	13.8%		(0.1)%
Effective tax rate	36.5%	36.6%		(0.1)%

(a)	Represents total benefit expenses as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $248 million, or $1.49 per diluted common share, in the 2012 quarter compared to $315 million, or $1.86 per diluted common share, in the 2011 quarter. The decrease primarily was due to lower operating results in the Retail and Employer Group segments partially offset by improved operating results in the Health and Well-Being Services segment. Our diluted earnings per common share included the beneficial impact of favorable prior-period medical claims reserve development of approximately $0.03 per diluted common share for the 2012 quarter compared to $0.31 per diluted common share for the 2011 quarter.

Premiums

Consolidated premiums increased $1.0 billion, or 11.5%, from the 2011 quarter to $9.8 billion for the 2012 quarter primarily due to increases in both Retail and Employer Group segment premiums primarily driven by higher average individual and group Medicare Advantage membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services Revenue

Consolidated services revenue increased $15 million, or 4.5%, from the 2011 quarter to $350 million for the 2012 quarter primarily due to an increase in primary care services revenue in our Health and Well-Being Services segment from growth in our Concentra operations.

Investment Income

Investment income totaled $94 million for the 2012 quarter, an increase of $5 million from the 2011 quarter, primarily reflecting higher average invested balances as a result of the reinvestment of operating cash flows.

Benefit Expenses

Consolidated benefit expenses were $8.4 billion for the 2012 quarter, an increase of $1.0 billion, or 13.7%, from the 2011 quarter primarily due to a $733 million, or 16.1% increase in Retail segment benefit expenses primarily driven by an increase in the average number of Medicare members.

The consolidated benefit ratio for the 2012 quarter was 85.4%, a 160 basis point increase from the 2011 quarter primarily due to increases in both the Retail and Employer Group segments benefit ratios as described further in our segment results discussion that follows.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $127 million, or 10.1%, during the 2012 quarter compared to the 2011 quarter primarily due to an increase in operating costs in our Retail Segment as a result of Medicare Advantage growth.

The consolidated operating cost ratio for the 2012 quarter was 13.7%, decreasing 10 basis points from the 2011 quarter. This decrease primarily reflects improvement in our Employer Group segment operating cost ratio, partially offset by an increase in our Retail segment operating cost ratio as described further in our segment results discussion that follows.

Depreciation and Amortization

Depreciation and amortization for the 2012 quarter totaled $70 million, an increase of $4 million, or 6.1%, from the 2011 quarter primarily due to increased amortization expense in the 2012 quarter as a result of the acquisitions of Anvita and MD Care in the fourth quarter of 2011.

Interest Expense

Interest expense was $26 million for the 2012 quarter, comparable to $27 million for the 2011 quarter. In March 2012, we repaid $36 million of junior subordinated debt that carried a higher interest rate than our senior notes.

Income Taxes

Our effective tax rate during the 2012 quarter was 36.5%, comparable to the effective tax rate of 36.6% in the 2011 quarter.

Retail Segment

	For the threem	For the threem	For the threem	For the threem
	March 31,		Change
	2012	2011	Members	Percentage
Membership:

Medical membership:
Individual Medicare Advantage	1,883,800	1,594,800	289,000	18.1%
Individual Medicare stand-alone PDP	2,863,900	2,353,100	510,800	21.7%

Total individual Medicare	4,747,700	3,947,900	799,800	20.3%
Individual commercial	509,300	432,800	76,500	17.7%

Total individual medical members	5,257,000	4,380,700	876,300	20.0%

Individual specialty membership (a)	847,900	590,500	257,400	43.6%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three	For the three	For the three	For the three
	For the three months ended March 31,		Change
	2012	2011	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:

Premiums:
Individual Medicare Advantage	$5,093	$4,525	$568	12.6%
Individual Medicare stand-alone PDP	660	557	103	18.5%

Total individual Medicare	5,753	5,082	671	13.2%
Individual commercial	244	201	43	21.4%
Individual specialty	38	26	12	46.2%

Total premiums	6,035	5,309	726	13.7%

Services	6	3	3	100.0%

Total premiums and services revenue	$6,041	$5,312	$729	13.7%

Income before income taxes	$115	$217	$(102)	(47.0)%
Benefit ratio	87.6%	85.8%		1.8%
Operating cost ratio	10.4%	10.0%		0.4%

Pretax Results

•

Retail segment pretax income was $115 million in the 2012 quarter, a decrease of $102 million, or 47.0%, compared to $217 million in the 2011 quarter primarily driven by a 180 basis point increase in the benefit ratio together with a 40 basis point increase in the operating cost ratio, both described below.

Enrollment

•

Individual Medicare Advantage membership increased 289,000 members, or 18.1%, from March 31, 2011 to March 31, 2012 primarily due to a successful enrollment season associated with the 2012 plan year. In addition, membership at March 31, 2012 included approximately 74,700 members acquired with Arcadian and MD Care, As discussed previously, we expect to divest approximately 12,600 members acquired with Arcadian effective January 1, 2013 in accordance with our agreement with the United States Department of Justice.

•

Individual Medicare stand-alone PDP membership increased 510,800 members, or 21.7%, from March 31, 2011 to March 31, 2012 primarily from growth in our low-price-point Humana Walmart-Preferred Rx Plan offering.

•	Individual commercial medical membership increased 76,500 members, or 17.7%, from March 31, 2011 to March 31, 2012.

•	Individual specialty membership increased 257,400 members, or 43.6%, from March 31, 2011 to March 31, 2012 primarily driven by increased sales in dental offerings.

Premiums

•

Retail segment premiums increased $726 million, or 13.7%, from the 2011 quarter to the 2012 quarter primarily due to a 15.4% increase in average individual Medicare Advantage membership. Individual Medicare Advantage per member premiums decreased approximately 2% in the 2012 quarter compared to the 2011 quarter primarily driven by higher membership from the Arcadian acquisition effective March 31, 2012 and geographic expansion into lower premium counties. In addition, individual Medicare stand-alone PDP premiums revenue increased $103 million, or 18.5%, during the 2012 quarter compared to the 2011 quarter primarily due to a 22.2% increase in average individual PDP membership since March 31, 2011.

Benefit expenses

•

The Retail segment benefit ratio increased 180 basis points from 85.8% in the 2011 quarter to 87.6% in the 2012 quarter primarily due to the planned increase associated with positioning for Health Insurance Reform Legislation minimum benefit ratio requirements, the seasonal impact of an extra day’s claims from leap year in the 2012 quarter, and a year-over-year increase in clinicians and other health care quality expenditures given our continuing growth in membership.

•

The Retail segment’s benefit expenses included the beneficial effect of an estimated $33 million in favorable prior-period medical claims reserve development in the 2012 quarter compared to $40 million in the 2011 quarter. Favorable reserve development decreased the Retail segment benefit ratio by approximately 50 basis points in the 2012 quarter and 80 basis points in the 2011 quarter.

Operating costs

•

The Retail segment operating cost ratio of 10.4% for the 2012 quarter increased 40 basis points from 10.0% for the 2011 quarter reflecting higher year-over-year clinical, provider and technological infrastructure spending and growth in our individual Medicare stand-alone PDP products which carry a higher operating cost ratio than our individual Medicare Advantage products.

Employer Group Segment

	March 31,		Change
	2012	2011	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,182,800	1,178,500	4,300	0.4%
ASO	1,236,600	1,319,300	(82,700)	(6.3)%

Group Medicare Advantage	357,700	280,700	77,000	27.4%
Medicare Advantage ASO	28,100	27,900	200	0.7%

Total group Medicare Advantage	385,800	308,600	77,200	25.0%

Group Medicare stand-alone PDP	4,200	4,100	100	2.4%

Total group Medicare	390,000	312,700	77,300	24.7%

Total group medical members	2,809,400	2,810,500	(1,100)	0.0%

Group specialty membership (a)	6,849,300	6,636,800	212,500	3.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:

Premiums:
Fully-insured commercial group	$1,242	$1,199	$43	3.6%

Group Medicare Advantage	1,025	796	229	28.8%
Group Medicare stand-alone PDP	2	2	0	0.0%

Total group Medicare	1,027	798	229	28.7%
Group specialty	260	230	30	13.0%

Total premiums	2,529	2,227	302	13.6%

Services	89	93	(4)	(4.3)%

Total premiums and services revenue	$2,618	$2,320	$298	12.8%

Income before income taxes	$121	$139	$(18)	(12.9)%
Benefit ratio	81.6%	78.7%		2.9%
Operating cost ratio	16.3%	18.3%		(2.0)%

Pretax Results

•

Employer Group segment pretax income decreased $18 million, or 12.9%, to $121 million in the 2012 quarter primarily due to a 290 basis point increase in the benefit ratio partially offset by a 200 basis point improvement in the operating cost ratio as described below.

Enrollment

•	Fully-insured commercial group medical membership remained relatively unchanged, increasing 4,300 members, or 0.4%, from March 31, 2011 to March 31, 2012.

•	Fully-insured group Medicare Advantage membership increased 77,000 members, or 27.4%, from March 31, 2011 to March 31, 2012 primarily due to the January 2012 addition of a new large group account.

•

Group ASO commercial medical membership decreased 82,700 members, or 6.3%, from March 31, 2011 to March 31, 2012 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership increased 212,500 members, or 3.2%, from March 31, 2011 to March 31, 2012 as continued cross-selling of these products to employer groups more than offset the loss of a large dental ASO account.

Premiums

•

Employer Group segment premiums increased $302 million, or 13.6%, to $2.5 billion for the 2012 quarter from $2.2 billion for the 2011 quarter primarily due to higher average group Medicare Advantage membership. In addition, the 2012 quarter included the beneficial effect of approximately $13 million associated with updating estimates regarding calculations of 2011 premium rebates payable associated with minimum benefit ratios required under the Health Insurance Reform Legislation. This change in estimate was attributable to the refinement of the state-level calculations based on the first quarter run out of claims.

Benefit expenses

•

The Employer Group segment benefit ratio increased 290 basis points from 78.7% in the 2011 quarter to 81.6% in the 2012 quarter primarily due to the change in impact of prior-period medical claims reserve development in the 2012 quarter versus the 2011 quarter, higher membership in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products, and the seasonal impact of an extra day’s claims from leap year in the 2012 quarter, partially offset by a reduction in prior-year premium rebate estimates discussed above.

•

The Employer Group segment’s benefit expenses included the negative impact of $30 million in unfavorable prior-period medical claims reserve development in the 2012 quarter, and the beneficial effect of an estimated $41 million in favorable prior-period medical claims reserve development in the 2011 quarter. In the 2012 quarter, we experienced unfavorable prior-period medical claims reserve development primarily as a result of the timing of certain claims processing changes and a plan design change for one group Medicare Advantage account. The unfavorable development increased the Employer Group segment benefit ratio by approximately 120 basis points in the 2012 quarter. In the 2011 quarter, favorable reserve development decreased the Employer Group segment benefit ratio by approximately 180 basis points.

Operating costs

•

The Employer Group segment operating cost ratio of 16.3% for the 2012 quarter decreased 200 basis points from 18.3% for the 2011 quarter primarily reflecting growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products and continued savings as a result of our operating cost reduction initiatives.

Health and Well-Being Services Segment

	For the three months ended March 31,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Revenues:
Services:
Primary care services	$231	$212	$19	9.0%
Integrated wellness services	2	3	(1)	(33.3)%
Pharmacy solutions	4	2	2	100.0%

Total services revenues	237	217	20	9.2%

Intersegment revenues:
Pharmacy solutions	2,929	2,455	474	19.3%
Primary care services	50	43	7	16.3%
Integrated wellness services	55	42	13	31.0%
Home care services	36	16	20	125.0%

Total intersegment revenues	3,070	2,556	514	20.1%

Total services and intersegment revenues	$3,307	$2,773	$534	19.3%

Income before income taxes	$132	$97	$35	36.1%
Operating cost ratio	95.4%	95.8%		(0.4)%

Pretax results

•

Health and Well-Being Services segment pretax income increased $35 million from the 2011 quarter to $132 million for the 2012 quarter primarily due to growth in our pharmacy solutions business, including higher utilization of our mail-order pharmacy by our members.

Script Volume

•

Script volumes for the Retail and Employer Group segment membership increased to approximately 58 million in the 2012 quarter, up approximately 19% versus scripts of approximately 49 million in the 2011 quarter. The year-over-year increase primarily reflects growth associated with higher average medical membership for the 2012 quarter than in the 2011 quarter.

Services revenue

•	Primary care services revenue increased $19 million, or 9.0%, from the 2011 quarter to $231 million for the 2012 quarter primarily due to growth in our Concentra operations.

Intersegment revenues

•

Intersegment revenues increased $514 million, or 20.1%, from the 2011 quarter to $3.1 billion for the 2012 quarter primarily due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•

The Health and Well-Being Services segment operating cost ratio of 95.4% for the 2012 quarter decreased 40 basis points from 95.8% for the 2011 quarter primarily reflecting scale efficiencies associated with growth in our pharmacy solutions business.

Other Businesses

Pretax income for our Other Businesses of $17 million for the 2012 quarter compares to $35 million for the 2011 quarter primarily due to a decrease in pretax income associated with our TRICARE South Region contract.

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

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in this report and in our 2011 Form 10-K.

Cash and cash equivalents increased to $3.7 billion at March 31, 2012 from $1.4 billion at December 31, 2011. The change in cash and cash equivalents for the three months ended March 31, 2012 and 2011 is summarized as follows:

	2012	2011
	(in millions)
Net cash provided by operating activities	$2,346	$796
Net cash used in investing activities	(190)	(691)
Net cash provided by (used in) financing activities	123	(22)

Increase in cash and cash equivalents	$2,279	$83

Cash Flow from Operating Activities

Our operating cash flows for the 2012 quarter were significantly impacted by the early receipt of the Medicare premium remittance for April 2012 of $2.0 billion in March 2012 because the payment date of April 1, 2012 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. Therefore, the 2012 quarter included four monthly Medicare payments compared to only three monthly Medicare payments during the 2011 quarter. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at March 31, 2012.

Excluding the impact from the timing of the Medicare premium receipt, the decrease in operating cash flows from the 2011 quarter to the 2012 quarter primarily results from the timing of working capital items and lower earnings, including the impact of an extra day’s claims for leap year in the 2012 quarter.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefit expenses and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	2012 Quarter Change	2011 Quarter Change
	(in millions)
IBNR (1)	$2,291	$2,056	$235	$92
Military services benefits payable (2)	353	339	14	46
Reported claims in process (3)	461	376	85	250
Other benefits payable (4)	1,003	983	20	83

Total benefits payable	$4,108	$3,754	354	471

Reconciliation to cash flow statement:
Payables from acquisition			(70)	0

Change in benefits payable per cash flow statement resulting in cash from operations			$284	$471

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily results from the timing of the cost of providing health care services to beneficiaries and the payment to the provider. A corresponding receivable for reimbursement by the federal government is included in the base receivable in the receivables table that follows. Effective April 1, 2012, the recognition of IBNR and the related receivable under the new administrative services only TRICARE contract will not be required as the federal government retains the risk of the cost of health benefits and related benefit obligation.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2011 to March 31, 2012 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2010 to March 31, 2011 primarily was due to an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff.

The detail of total net receivables was as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	2012 Quarter Change	2011 Quarter Change
	(in millions)
Military services:
Base receivable	$484	$467	$17	$39
Change orders	1	1	0	0

Military services subtotal	485	468	17	39
Medicare	559	336	223	224
Commercial and other	375	315	60	21
Allowance for doubtful accounts	(89)	(85)	(4)	(24)

Total net receivables	$1,330	$1,034	296	260

Reconciliation to cash flow statement:
Receivables from acquisition			(41)	0

Change in receivables per cash flow statement resulting in cash from operations			$255	$260

Military services base receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $17 million increase in base receivables from December 31, 2011 to March 31, 2012 and the $39 million increase in base receivables from December 31, 2010 to March 31, 2011. Effective April 1, 2012, the claim reimbursement component associated with IBNR under the new administrative services only TRICARE contract will not be required as the federal government retains the risk of the cost of health benefits and related benefit obligation. Further, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements are classified with receipts (withdrawals) from contract deposits as a financing item in our condensed consolidated statements of cash flows.

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

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $48 million in the 2012 quarter and $615 million in the 2011 quarter. Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our Concentra and other medical facilities and administrative facilities necessary for activities such as claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $86 million in the 2012 quarter and $71 million in the 2011 quarter reflecting increased spending associated with growth in our primary care services and pharmacy businesses in our Health and Well-Being Services segment. Excluding acquisitions, we expect total capital expenditures in 2012 of approximately $350 million, comparable to $346 million for the full year 2011. Cash consideration paid for acquisitions, net of cash acquired, of $56 million in the 2012 quarter primarily relates to the acquisition of Arcadian.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $298 million higher than claims payments during the 2012 quarter and $183 million higher than claim payments during the 2011 quarter.

In March 2012, we repaid, without penalty, junior subordinated long-term debt of $36 million.

During the 2012 quarter, we repurchased 1.15 million shares for $100 million under the stock repurchase plan authorized by the Board of Directors in April 2011. During the 2011 quarter, we repurchased 0.8 million shares for $53 million under the stock repurchase plan authorized by the Board of Directors in December 2009. During the 2012 quarter, we also acquired 0.6 million common shares in connection with employee stock plans for an aggregate cost of $51 million compared to 0.6 million shares for an aggregate cost of $36 million in the 2011 quarter.

During the 2012 quarter, we paid dividends to stockholders of $41 million as discussed further below. No dividends were paid during the 2011 quarter.

The remainder of the cash used in or provided by financing activities in the 2012 and 2011 quarters primarily resulted from proceeds from stock option exercises.

Future Sources and Uses of Liquidity

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2012:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41

In April 2012, the Board of Directors declared a cash dividend of $0.26 per share payable on July 27, 2012 to stockholders of record on June 29, 2012, an increase of $0.01 from previous dividend declarations.

Stock Repurchase Authorization

In April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2013. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of April 30, 2012, the remaining authorized amount under this authorization totaled $461 million.

In April 2012, the Board of Directors replaced the 2011 share repurchase authorization with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. This new authorization will expire on June 30, 2014.

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

The terms of the new credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the new credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $6.1 billion at March 31, 2012 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $8.2 billion and actual leverage ratio of 0.6:1, as measured in accordance with the new credit agreement as of March 31, 2012. In addition, the new credit agreement includes an uncommitted $250 million incremental loan facility.

At March 31, 2012, we had no borrowings outstanding under the new credit agreement. We have outstanding letters of credit of $14 million secured under the new credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of March 31, 2012, we had $986 million of remaining borrowing capacity under the new credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

In March 2012, we called, without penalty, junior subordinated debt of $36 million. Prior to repayment, the junior subordinated debt bore a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points.

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to refinance or repay debt, and repurchase shares.

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2012 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $225 million at March 31, 2012 compared to $494 million at December 31, 2011 primarily reflecting the acquisition of Arcadian, share repurchases, and the payment of dividends to stockholders. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Insurance Reform,” in December 2011, the NAIC issued proposed guidance indicating the insurance industry premium-based assessment may require accrual and associated subsidiary funding consideration in 2013 instead of 2014. This proposed NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which indicates the insurance industry premium-based assessment should be accrued beginning in 2014, the year in which it is payable.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2011, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.7 billion, which exceeded aggregate minimum regulatory requirements. The amount of dividends that we expect to be paid to our parent company in 2012 is approximately $1.2 billion in the aggregate, subject to state regulatory approval. This compares to dividends that were paid in 2011 of approximately $1.1 billion.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at March 31, 2012. Our net unrealized position improved $17 million from a net unrealized gain position of $525 million at December 31, 2011 to a net unrealized gain position of $542 million at March 31, 2012. At March 31, 2012, we had gross unrealized losses of $13 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2012. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.3 years as of March 31, 2012 and 3.9 years as of December 31, 2011. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $434 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2012.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings and Certain Regulatory Matters” in Note 11 to the condensed consolidated financial statements beginning on page 17 of this Form 10-Q.

Item 1A.	Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our 2011 Form 10-K, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to February 24, 2012:

•

The following replaces, in its entirety, the fifth bullet under the risk factor “As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs” appearing in our 2011 Form 10-K:

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage (MA) plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process that bases our prospective payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

CMS is continuing to perform audits of various companies’ selected MA contracts related to this risk adjustment diagnosis data. These audits are referred to herein as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to MA plans.

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits”. The final payment error calculation methodology provides that, in calculating the economic impact of audit results for an MA contract, if any, the results of the audit sample will be extrapolated to the entire MA contract based upon a comparison to “benchmark” audit data in the government fee-for-service program. This comparison to the government program benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program experience provides the basis for MA plans’ risk adjustment to payment rates.

Additionally, the computation of a 99 percent confidence interval will be applied to the payment error estimate for the entire MA contract, which mitigates the potential for sampling error adversely impacting the extrapolated result for the entire contract.

The final methodology, including the first application of extrapolated audit results to determine audit settlements, will be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. MA contracts will be selected for audit after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year.

Estimated audit settlements, if any, are recorded as a reduction of premium revenue in our consolidated statements of comprehensive income, based upon available information. However, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program and the identification of our specific MA contracts that will be selected for audit. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

This list of important factors is not intended to be exhaustive, and should be read in conjunction with the more detailed description of these risks that may be found in our reports filed with the SEC from time to time, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended March 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2012	0	$0	0	$561,274,880
February 2012	0	0	0	561,274,880
March 2012	1,150,000	86.95	1,150,000	461,318,520

Total	1,150,000	$86.95	1,150,000	$461,318,520

(1)	As announced on April 26, 2011, in April 2011, the Board of Directors replaced its previously approved share repurchase authorization of up to $250 million with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2013. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of April 30, 2012, the remaining authorized amount under this authorization totaled $461 million.

As announced on April 30, 2012, in April 2012, the Board of Directors replaced the 2011 share repurchase authorization with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. This new authorization will expire on June 30, 2014.

(2)	Excludes 0.6 million shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

None.

Item 6:	Exhibits

3(i)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

3(ii)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011, respectively; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, respectively; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC. (Registrant)

Date: April 30, 2012	By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2012	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)