Form 10-Q
period 2012-06-30
HUMANA INC
filed 2012-08-01
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock $0.16 2/3 par value	Outstanding at June 30, 2012 161,712,439 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2012

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,869	$1,377
Investment securities	7,882	7,743
Receivables, less allowance for doubtful accounts of $89 in 2012 and $85 in 2011:	898	1,034
Other current assets	1,422	1,027

Total current assets	14,071	11,181

Property and equipment, net	976	912
Long-term investment securities	1,783	1,710
Goodwill	2,792	2,740
Other long-term assets	1,233	1,165

Total assets	$20,855	$17,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,994	$3,754
Trade accounts payable and accrued expenses	2,081	1,783
Book overdraft	260	306
Unearned revenues	2,341	213

Total current liabilities	8,676	6,056
Long-term debt	1,618	1,659
Future policy benefits payable	1,785	1,663
Other long-term liabilities	321	267

Total liabilities	12,400	9,645

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 194,250,130 shares issued at June 30, 2012 and 193,230,310 shares issued at December 31, 2011	32	32
Capital in excess of par value	2,063	1,938
Retained earnings	7,346	6,825
Accumulated other comprehensive income	327	303
Treasury stock, at cost, 32,537,691shares at June 30, 2012 and 29,225,996 shares at December 31, 2011	(1,313)	(1,035)

Total stockholders’ equity	8,455	8,063

Total liabilities and stockholders’ equity	$20,855	$17,708

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions, except per share results)
Revenues:
Premiums	$9,166	$8,849	$18,941	$17,616
Services	434	344	784	679
Investment income	99	91	193	180

Total revenues	9,699	9,284	19,918	18,475

Operating expenses:
Benefits	7,652	7,269	16,002	14,614
Operating costs	1,384	1,193	2,767	2,449
Depreciation and amortization	73	68	143	134

Total operating expenses	9,109	8,530	18,912	17,197

Income from operations	590	754	1,006	1,278
Interest expense	26	28	52	55

Income before income taxes	564	726	954	1,223
Provision for income taxes	208	266	350	448

Net income	$356	$460	$604	$775

Basic earnings per common share	$2.19	$2.76	$3.70	$4.64

Diluted earnings per common share	$2.16	$2.71	$3.65	$4.57

Dividends declared per common share	$0.26	$0.25	$0.51	$0.25

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Net income	$356	$460	$604	$775
Other comprehensive income:
Gross unrealized investment gain	31	127	52	113
Effect of income taxes	(11)	(46)	(19)	(41)

Total unrealized investment gain, net of tax	20	81	33	72

Reclassification adjustment for net realized gains included in net income	(10)	(1)	(14)	(5)
Effect of income taxes	4	1	5	2

Total reclassification adjustment, net of tax	(6)	0	(9)	(3)

Other comprehensive income, net of tax	14	81	24	69

Comprehensive income	$370	$541	$628	$844

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2012	2011
	(in millions)
Cash flows from operating activities
Net income	$604	$775
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(14)	(5)
Stock-based compensation	54	41
Depreciation and amortization	160	151
(Benefit) provision for deferred income taxes	(9)	21
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	177	(587)
Other assets	(250)	(175)
Benefits payable	170	484
Other liabilities	51	202
Unearned revenues	2,077	20
Other, net	32	30

Net cash provided by operating activities	3,052	957

Cash flows from investing activities
Acquisitions, net of cash acquired	(76)	(11)
Purchases of property and equipment	(185)	(129)
Purchases of investment securities	(1,364)	(1,902)
Maturities of investment securities	757	751
Proceeds from sales of investment securities	529	432

Net cash used in investing activities	(339)	(859)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	152	188
Repayment of long-term debt	(36)	0
Change in book overdraft	(46)	(192)
Common stock repurchases	(278)	(301)
Dividends paid	(82)	0
Excess tax benefit from stock-based compensation	21	11
Proceeds from stock option exercises and other	48	91

Net cash used in financing activities	(221)	(203)

Increase (decrease) in cash and cash equivalents	2,492	(105)
Cash and cash equivalents at beginning of period	1,377	1,673

Cash and cash equivalents at end of period	$3,869	$1,568

Supplemental cash flow disclosures:
Interest payments	$55	$57
Income tax payments, net	$293	$407

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

Military Services

On April 1, 2012, we began delivering services under a new TRICARE South Region contract with the Department of Defense, or DoD. Under the new contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. Under the terms of the new TRICARE South Region contract, we do not record premiums revenue or benefit expenses in our condensed consolidated statements of income related to these health care costs and related reimbursements. Instead, we account for revenues under the new contract net of estimated health care costs similar to an administrative services fee only agreement. The new contract includes fixed administrative services fees and incentive fees and penalties. Administrative services fees are recognized as services are performed.

Our TRICARE members are served by both in-network and out-of-network providers in accordance with the new TRICARE South Region contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments associated with these health care costs and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For the three months ended June 30, 2012, health care cost payments were $515 million, exceeding reimbursements of $459 million by $56 million.

As described in Note 2 to the consolidated financial statements included in our 2011 Form 10-K, our previous TRICARE South Region contract that expired on March 31, 2012 provided a financial interest in the underlying health care cost; therefore, we reported revenues on a gross basis. We shared the risk with the federal government for the cost of health benefits in our previous contract, earning more revenue or incurring additional cost based on the variance of actual health care costs versus an annually negotiated target health care cost.

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

3. ACQUISITIONS

Effective March 31, 2012, we acquired Arcadian Management Services, Inc., or Arcadian, a Medicare Advantage health maintenance organization (HMO) serving members in 15 U.S. states, increasing Medicare membership and expanding our Medicare footprint and future growth opportunities in these areas. The preliminary allocation of the purchase price resulted in goodwill of $48 million and other intangible assets of $38 million. The goodwill was assigned to the Retail segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and provider contracts, have a weighted average useful life of 9.7 years. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

On December 6, 2011, we acquired Anvita, Inc., or Anvita, a San Diego-based health care analytics company. The Anvita acquisition provides scalable analytics solutions that produce clinical insights which we expect to enhance our ability to improve the quality and lower the cost of health care for our members and customers. The preliminary allocation of the purchase price resulted in goodwill of $118 million and other intangible assets of $60 million. The goodwill was assigned to the Retail segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of technology and customer contracts, have a weighted average useful life of 6.5 years. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

The results of operations and financial condition of Arcadian and Anvita have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. Acquisition-related costs recognized in connection with these acquisitions were not material. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition was not material to our results of operations.

On July 6, 2012, we acquired SeniorBridge Family Companies, Inc., a chronic-care provider providing in-home care for seniors, expanding our existing clinical and home health capabilities and strengthening our offerings for members with complex chronic-care needs.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at June 30, 2012 and December 31, 2011, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$536	$17	$0	$553
Mortgage-backed securities	1,865	91	(1)	1,955
Tax-exempt municipal securities	2,722	166	(2)	2,886
Mortgage-backed securities:
Residential	38	1	(1)	38
Commercial	414	34	0	448
Asset-backed securities	43	1	0	44
Corporate debt securities	3,425	325	(9)	3,741

Total debt securities	$9,043	$635	$(13)	$9,665

December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$705	$20	$0	$725
Mortgage-backed securities	1,701	85	(2)	1,784
Tax-exempt municipal securities	2,709	149	(2)	2,856
Mortgage-backed securities:
Residential	46	0	(2)	44
Commercial	356	25	0	381
Asset-backed securities	82	1	0	83
Corporate debt securities	3,329	262	(11)	3,580

Total debt securities	$8,928	$542	$(17)	$9,453

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2012 and December 31, 2011, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$94	$0	$0	$0	$94	$0
Mortgage-backed securities	244	0	22	(1)	266	(1)
Tax-exempt municipal securities	100	(1)	26	(1)	126	(2)
Mortgage-backed securities:
Residential	0	0	22	(1)	22	(1)
Commercial	9	0	0	0	9	0
Asset-backed securities	10	0	0	0	10	0
Corporate debt securities	206	(9)	14	0	220	(9)

Total debt securities	$663	$(10)	$84	$(3)	$747	$(13)

December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$117	$0	$0	$0	$117	$0
Mortgage-backed securities	67	(1)	18	(1)	85	(2)
Tax-exempt municipal securities	53	0	48	(2)	101	(2)
Mortgage-backed securities:
Residential	3	0	24	(2)	27	(2)
Commercial	14	0	0	0	14	0
Asset-backed securities	16	0	4	0	20	0
Corporate debt securities	355	(10)	41	(1)	396	(11)

Total debt securities	$625	$(11)	$135	$(6)	$760	$(17)

Approximately 94% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at June 30, 2012. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At June 30, 2012, 10% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 44% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, and education, and supported by the revenues of that project, accounted for the remaining 56% of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, 22% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at June 30, 2012 primarily were composed of senior tranches having high credit support, with 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at June 30, 2012.

The percentage of corporate securities associated with the financial services industry was 21.9% at June 30, 2012 and 19.3% at December 31, 2011.

Several European countries, including Spain, Italy, Ireland, Portugal, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these five countries.

All issuers of securities we own that were trading at an unrealized loss at June 30, 2012 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At June 30, 2012, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2012.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Gross realized gains	$11	$6	$16	$11
Gross realized losses	(1)	(5)	(2)	(6)

Net realized capital gains	$10	$1	$14	$5

There were no material other-than-temporary impairments for the three and six months ended June 30, 2012 or 2011.

The contractual maturities of debt securities available for sale at June 30, 2012, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$374	$377
Due after one year through five years	1,844	1,917
Due after five years through ten years	2,754	2,968
Due after ten years	1,711	1,918
Mortgage and asset-backed securities	2,360	2,485

Total debt securities	$9,043	$9,665

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at June 30, 2012 and December 31, 2011, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2012
Cash equivalents	$3,646	$3,646	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	553	0	553	0
Mortgage-backed securities	1,955	0	1,955	0
Tax-exempt municipal securities	2,886	0	2,871	15
Mortgage-backed securities:
Residential	38	0	38	0
Commercial	448	0	448	0
Asset-backed securities	44	0	43	1
Corporate debt securities	3,741	0	3,717	24

Total debt securities	9,665	0	9,625	40

Total invested assets	$13,311	$3,646	$9,625	$40

December 31, 2011
Cash equivalents	$1,205	$1,205	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	725	0	725	0
Mortgage-backed securities	1,784	0	1,784	0
Tax-exempt municipal securities	2,856	0	2,840	16
Mortgage-backed securities:
Residential	44	0	44	0
Commercial	381	0	381	0
Asset-backed securities	83	0	82	1
Corporate debt securities	3,580	0	3,556	24

Total debt securities	9,453	0	9,412	41

Total invested assets	$10,658	$1,205	$9,412	$41

There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012 or June 30, 2011.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Level 3 assets had a fair value of $40 million at June 30, 2012, or less than 0.5% of our total invested assets. During the three and six months ended June 30, 2012 and 2011, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended June 30,
	2012			2011
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Beginning balance at April 1	$25	$15	$40	$14	$51	$65
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	0	0	0	0	2	2
Purchases	0	0	0	17	0	17
Sales	0	0	0	0	(33)	(33)
Settlements	0	0	0	0	1	1

Balance at June 30	$25	$15	$40	$31	$21	$52

	For the six months ended June 30,
	2012			2011
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$25	$16	$41	$14	$52	$66
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	0	0	0	0	2	2
Purchases	0	0	0	17	0	17
Sales	0	(1)	(1)	0	(33)	(33)
Settlements	0	0	0	0	0	0

Balance at June 30	$25	$15	$40	$31	$21	$52

Financial Liabilities

Our long-term debt, recorded at carrying value in our consolidated balance sheets, was $1,618 million at June 30, 2012 and $1,659 million at December 31, 2011. The fair value of our long-term debt was $1,867 million at June 30, 2012 and $1,834 million at December 31, 2011. The fair value of our long-term debt is determined based on Level 2 inputs including quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of June 30, 2012 and December 31, 2011. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2012 provision will exceed 12 months as of June 30, 2012.

	June 30, 2012		December 31, 2011
	Risk Corridor Settlement	CMS Subsidies	Risk Corridor Settlement	CMS Subsidies
	(in millions)
Other current assets	$37	$437	$2	$363
Trade accounts payable and accrued expenses	(328)	(428)	(331)	(139)

Net current (liability) asset	(291)	9	(329)	224

Other long-term assets	8	0	0	0
Other long-term liabilities	(50)	0	0	0

Net long-term liability	(42)	0	0	0

Total net (liability) asset	$(333)	$9	$(329)	$224

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2012 were as follows:

	Retail	Employer Group	Health & Well-Being Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2012	$754	$62	$1,867	$57	$2,740
Acquisitions	43	0	9	0	52

Balance at June 30, 2012	$797	$62	$1,876	$57	$2,792

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2012 and December 31, 2011:

	Weighted Average Life	June 30, 2012			December 31, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/relationships	10.5 yrs	$459	$204	$255	$429	$182	$247
Trade names and technology	15.0 yrs	136	12	124	135	6	129
Provider contracts	15.1 yrs	51	17	34	44	15	29
Noncompetes and other	7.1 yrs	41	14	27	40	10	30

Total other intangible assets	11.6 yrs	$687	$247	$440	$648	$213	$435

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $34 million for the six months ended June 30, 2012 and $26 million for the six months ended June 30, 2011. The following table presents our estimate of amortization expense for 2012 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2012	$68
2013	64
2014	59
2015	53
2016	47
2017	39

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in millions except per common share results, number of shares in thousands)
Net income available for common stockholders	$356	$460	$604	$775

Weighted average outstanding shares of common stock used to compute basic earnings per common share	162,816	167,021	163,267	167,146
Dilutive effect of:
Employee stock options	572	1,073	727	996
Restricted stock	1,251	1,466	1,369	1,405

Shares used to compute diluted earnings per common share	164,639	169,560	165,363	169,547

Basic earnings per common share	$2.19	$2.76	$3.70	$4.64

Diluted earnings per common share	$2.16	$2.71	$3.65	$4.57

Number of antidilutive stock options and restricted stock excluded from computation	562	139	819	1,441

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. STOCKHOLDERS’ EQUITY

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2012:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42

Stock Repurchases

In April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2014. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the six months ended June 30, 2011, we repurchased 3.37 million shares in open market transactions for $253 million at an average price of $74.89 under previously approved share repurchase authorizations. During the six months ended June 30, 2012, we repurchased 1.15 million shares in open market transactions for $100 million at an average price of $86.95 under a previously approved share repurchase authorization and we repurchased 1.58 million shares in open market transactions for $126 million at an average price of $79.94 under the new authorization. As of July 31, 2012, the remaining authorized amount under the new authorization totaled $874 million.

In connection with employee stock plans, we acquired 0.6 million common shares for $52 million and 0.7 million common shares for $48 million during the six months ended June 30, 2012 and 2011, respectively.

10. INCOME TAXES

The effective income tax rate was 36.8% for the three months ended June 30, 2012, compared to 36.6% for the three months ended June 30, 2011. For the six months ended June 30, 2012 the effective tax rate was 36.7%, compared to 36.6% for the six months ended June 30, 2011.

11. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 71% of our total premiums and services revenue for the six months ended June 30, 2012, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2013. However, our offerings of products under those contracts are subject to approval by CMS, which we expect in the Fall of 2012.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to document appropriately all medical data, including the diagnosis data submitted with claims.

CMS is continuing to perform audits of various companies’ selected Medicare Advantage contracts related to this risk adjustment diagnosis data. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans.

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for a Medicare Advantage contract, if any, the results of the audit sample will be extrapolated to the entire Medicare Advantage contract based upon a comparison to “benchmark” audit data in the government fee-for-service program. This comparison to the government program benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set provides the basis for Medicare Advantage plans risk adjustment to payment rates.

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

Estimated audit settlements, if any, are recorded as a reduction of premium revenue in our condensed consolidated statements of income, based upon available information. However, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program and the identification of our specific Medicare Advantage contracts that will be selected for audit. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

At June 30, 2012, our Military services business, which accounted for approximately 5% of our total premiums and services revenue for the six months ended June 30, 2012, primarily consisted of the TRICARE South Region contract. On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Medicaid business, which accounted for approximately 2% of our total premiums and services revenue for the six months ended June 30, 2012, consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us contracts for the East, Southeast, and Southwest regions for a three-year term through June 30, 2013.

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

Legal Proceedings and Certain Regulatory Matters

Provider Litigation

As previously disclosed, Humana Military Healthcare Services, Inc. (“Humana Military”) was named as a defendant in Sacred Heart Health System, Inc., et al. v. Humana Military Healthcare Services Inc., Case No. 3:07-cv-00062 MCR/EMT (the “Sacred Heart” Complaint). During the three months ended June 30, 2012, following a mediated negotiation, Humana Military reached settlement agreements with all of the plaintiffs in the Sacred Heart Complaint, and the court has dismissed, with prejudice, all causes of action, claims and counterclaims that were asserted by the plaintiffs and Humana Military in the case. As a result, we incurred additional benefit expenses of approximately $46 million during the three months ended June 30, 2012.

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

On December 16, 2010, an individual filed a qui tam suit captioned United States of America ex rel. Marc Osheroff v. Humana et al. in the Southern District of Florida, against us, several of our health plan subsidiaries, and certain other companies that operate medical centers in Miami-Dade County, Florida. After the U.S. government declined to intervene, the Court ordered the complaint unsealed, and the individual plaintiff amended his complaint and served the Company on December 8, 2011. The amended complaint alleges certain civil violations by our CAC Medical Centers in Florida, including offering various amenities such as transportation and meals, to Medicare and dual eligible individuals in our community center settings. The amended complaint also alleges civil violations by our Medicare Advantage health plans in Florida, arising from the alleged activities of our CAC Medical Centers and the codefendants in the complaint. The amended complaint seeks damages and penalties on behalf of the United States under the Anti-Inducement and Anti-Kickback Statutes and the False Claims Act. We have filed motions to dismiss on behalf of Humana and our subsidiaries.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. Under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own. We also are subject to allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

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

We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because of the inherently unpredictable nature of legal proceedings which also may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.

The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows, and may also affect our reputation.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.2 billion and $1.0 billion for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, these amounts were $2.4 billion and $2.0 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Health and Well-Being Services segment delivering benefits to our members, primarily associated with our pharmacy operations, are included with benefits expense. The amount of this expense was $9 million and $7 million for the three months ended June 30, 2012 and 2011, respectively. For each of the six months ended June 30, 2012 and 2011, the amount of this expense was $17 million.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Our segment results were as follows for the three and six months ended June 30, 2012 and 2011:

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$5,308	$1,011	$0	$0	$0	$6,319
Medicare stand-alone PDP	672	2	0	73	0	747

Total Medicare	5,980	1,013	0	73	0	7,066

Fully-insured	250	1,247	0	0	0	1,497
Specialty	42	262	0	0	0	304
Military services	0	0	0	44	0	44
Medicaid and other	0	0	0	255	0	255

Total premiums	6,272	2,522	0	372	0	9,166

Services revenue:
Provider	0	0	245	0	0	245
ASO and other	5	89	0	91	0	185
Pharmacy	0	0	4	0	0	4

Total services revenue	5	89	249	91	0	434

Total revenues—external customers	6,277	2,611	249	463	0	9,600

Intersegment revenues
Services	1	4	2,377	0	(2,382)	0
Products	0	0	591	0	(591)	0

Total intersegment revenues	1	4	2,968	0	(2,973)	0

Investment income	20	10	0	15	54	99

Total revenues	6,298	2,625	3,217	478	(2,919)	9,699

Operating expenses:
Benefits	5,273	2,074	0	406	(101)	7,652
Operating costs	625	417	3,064	123	(2,845)	1,384
Depreciation and amortization	33	20	22	4	(6)	73

Total operating expenses	5,931	2,511	3,086	533	(2,952)	9,109

Income (loss) from operations	367	114	131	(55)	33	590
Interest expense	0	0	0	0	26	26

Income (loss) before income taxes	$367	$114	$131	$(55)	$7	$564

Benefit expenses for the three months ended June 30, 2012 included favorable prior-year medical claims reserve development not in the ordinary course of business of an estimated $24 million in our Retail segment, $12 million in our Employer Group segment, and $4 million for our Other Businesses. In addition, benefit expenses for our Other Businesses for the three months ended June 30, 2012 included expense of approximately $46 million for a litigation settlement associated with our Military services business.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2011
Revenues—external customers
Premiums:
Medicare Advantage	$4,555	$764	$0	$0	$0	$5,319
Medicare stand-alone PDP	601	2	0	77	0	680

Total Medicare	5,156	766	0	77	0	5,999

Fully-insured	206	1,217	0	0	0	1,423
Specialty	30	233	0	0	0	263
Military services	0	0	0	935	0	935
Medicaid and other	0	0	0	229	0	229

Total premiums	5,392	2,216	0	1,241	0	8,849

Services revenue:
Provider	0	0	222	0	0	222
ASO and other	4	87	0	28	0	119
Pharmacy	0	0	3	0	0	3

Total services revenue	4	87	225	28	0	344

Total revenues—external customers	5,396	2,303	225	1,269	0	9,193

Intersegment revenues
Services	0	3	2,074	0	(2,077)	0
Products	0	0	434	0	(434)	0

Total intersegment revenues	0	3	2,508	0	(2,511)	0

Investment income	19	12	0	13	47	91

Total revenues	5,415	2,318	2,733	1,282	(2,464)	9,284

Operating expenses:
Benefits	4,390	1,800	0	1,149	(70)	7,269
Operating costs	490	387	2,625	111	(2,420)	1,193
Depreciation and amortization	32	23	20	3	(10)	68

Total operating expenses	4,912	2,210	2,645	1,263	(2,500)	8,530

Income from operations	503	108	88	19	36	754
Interest expense	0	0	0	0	28	28

Income before income taxes	$503	$108	$88	$19	$8	$726

Benefit expenses for the three months ended June 30, 2011 included favorable prior-year medical claims reserve development not in the ordinary course of business of an estimated $32 million in our Retail segment and $9 million for our Other Businesses, partially offset by unfavorable prior-year medical claims reserve development of approximately $8 million in our Employer Group segment.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$10,401	$2,036	$0	$0	$0	$12,437
Medicare stand-alone PDP	1,332	4	0	139	0	1,475

Total Medicare	11,733	2,040	0	139	0	13,912

Fully-insured	494	2,489	0	0	0	2,983
Specialty	80	522	0	0	0	602
Military services	0	0	0	937	0	937
Medicaid and other	0	0	0	507	0	507

Total premiums	12,307	5,051	0	1,583	0	18,941

Services revenue:
Provider	0	0	478	0	0	478
ASO and other	11	178	0	109	0	298
Pharmacy	0	0	8	0	0	8

Total services revenue	11	178	486	109	0	784

Total revenues—external customers	12,318	5,229	486	1,692	0	19,725

Intersegment revenues
Services	1	8	4,863	0	(4,872)	0
Products	0	0	1,175	0	(1,175)	0

Total intersegment revenues	1	8	6,038	0	(6,047)	0

Investment income	39	20	0	29	105	193

Total revenues	12,358	5,257	6,524	1,721	(5,942)	19,918

Operating expenses:
Benefits	10,560	4,138	0	1,512	(208)	16,002
Operating costs	1,253	844	6,218	239	(5,787)	2,767
Depreciation and amortization	63	40	43	8	(11)	143

Total operating expenses	11,876	5,022	6,261	1,759	(6,006)	18,912

Income (loss) from operations	482	235	263	(38)	64	1,006
Interest expense	0	0	0	0	52	52

Income (loss) before income taxes	$482	$235	$263	$(38)	$12	$954

Benefit expenses for the six months ended June 30, 2012 included favorable prior-year medical claims reserve development not in the ordinary course of business of approximately $57 million in our Retail segment and $9 million for our Other Businesses, partially offset by unfavorable prior-year medical claims reserve development of approximately $18 million in our Employer Group segment. In addition, benefit expenses for our Other Businesses for the six months ended June 30, 2012 included expense of approximately $46 million for a litigation settlement associated with our Military services business.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2011
Revenues—external customers
Premiums:
Medicare Advantage	$9,080	$1,560	$0	$0	$0	$10,640
Medicare stand-alone PDP	1,158	4	0	153	0	1,315

Total Medicare	10,238	1,564	0	153	0	11,955

Fully-insured	407	2,416	0	0	0	2,823
Specialty	56	463	0	0	0	519
Military services	0	0	0	1,858	0	1,858
Medicaid and other	0	0	0	461	0	461

Total premiums	10,701	4,443	0	2,472	0	17,616

Services revenue:
Provider	0	0	437	0	0	437
ASO and other	7	180	0	50	0	237
Pharmacy	0	0	5	0	0	5

Total services revenue	7	180	442	50	0	679

Total revenues—external customers	10,708	4,623	442	2,522	0	18,295

Intersegment revenues
Services	0	6	4,195	0	(4,201)	0
Products	0	0	869	0	(869)	0

Total intersegment revenues	0	6	5,064	0	(5,070)	0

Investment income	38	24	0	25	93	180

Total revenues	10,746	4,653	5,506	2,547	(4,977)	18,475

Operating expenses:
Benefits	8,944	3,552	0	2,258	(140)	14,614
Operating costs	1,023	811	5,281	230	(4,896)	2,449
Depreciation and amortization	59	43	40	5	(13)	134

Total operating expenses	10,026	4,406	5,321	2,493	(5,049)	17,197

Income from operations	720	247	185	54	72	1,278
Interest expense	0	0	0	0	55	55

Income before income taxes	$720	$247	$185	$54	$17	$1,223

Benefit expenses for the six months ended June 30, 2011 included favorable prior-year medical claims reserve development not in the ordinary course of business of approximately $72 million in our Retail segment, $33 million in our Employer Group segment, and $12 million for our Other Businesses.

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

2012 Highlights

Consolidated

•

Our results for the three and six months ended June 30, 2012, were significantly impacted by a higher benefit ratio. The consolidated benefit ratio increased 140 basis points to 83.5% for the three months ended June 30, 2012 and increased 150 basis points to 84.5% for the six months ended June 30, 2012 compared to the same periods in 2011. The increases primarily were due to increases in the Retail segment benefit ratios primarily associated with our individual Medicare Advantage products discussed in our Retail segment highlights that follow.

•

Comparisons to 2011 are impacted by benefit expenses incurred related to the settlement of litigation associated with our Military services business during the three months ended June 30, 2012 and favorable prior-year medical claims reserve development not in the ordinary course of business that was higher in the three months ended June 30, 2012 than in the three months ended June 30, 2011 and lower in the six months ended June 30, 2012 than in the six months end June 30, 2011.

•

In April 2012, our Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion of our common shares (of which $461 million remained as of April 30, 2012) with a new authorization for repurchases of up to $1 billion of our common shares, such authorization to expire on June 30, 2014. As of July 31, 2012, the remaining authorized amount under the new authorization totaled $874 million.

Retail

•

As discussed in the detailed Retail segment results of operations discussion that follows, we experienced a significant increase in the benefit ratio in the Retail segment, with the segment’s benefit ratio increasing 270 basis points to 84.1% for the three months ended June 30, 2012 and increasing 220 basis points to 85.8% for the six months ended June 30, 2012. These increases primarily were due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements and a higher individual Medicare Advantage benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids.

•

Individual Medicare Advantage membership of 1,895,800 at June 30, 2012 increased 255,500 members, or 15.6%, from 1,640,300 at December 31, 2011 and increased 293,300 members, or 18.3%, from 1,602,500 at June 30, 2011 primarily due to the annual enrollment period associated with the 2012 plan year. We acquired approximately 62,600 members with Arcadian Management Services, Inc., or Arcadian, effective March 31, 2012, discussed below, and 12,100 members with another acquisition effective December 30, 2011.

•

Individual Medicare stand-alone PDP membership of 2,896,800 at June 30, 2012 increased 356,400 members, or 14.0%, from 2,540,400 at December 31, 2011 and increased 488,100, or 20.3%, from 2,408,700 at June 30, 2011, primarily due to growth in our national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan.

•

Effective March 31, 2012, we acquired Arcadian, a Medicare Advantage HMO serving members in 15 U.S. states, increasing our Medicare membership by approximately 62,600 members and expanding our Medicare footprint and future growth opportunities. To obtain antitrust approval in connection with the Arcadian acquisition, we entered into a consent agreement with the United States Department of Justice that will require divestiture of overlapping Medicare Advantage health plan business in eight areas within Arizona, Arkansas, Louisiana, Oklahoma, and Texas. We expect that the divestitures, anticipated to include approximately 12,600 members, would be effective January 1, 2013.

•

On April 2, 2012, CMS announced that payment rates will increase on average 3.07% for 2013. We believe we can effectively design Medicare Advantage products based upon this level of rate increase while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

Employer Group Segment

•

Fully-insured group Medicare Advantage membership of 360,500 at June 30, 2012 increased 69,900 members, or 24.1%, from 290,600 at December 31, 2011 and increased 78,500 members, or 27.8%, from 282,000 at June 30, 2011 primarily due to the January 2012 addition of a new large group account.

Health and Well-Being Services Segment

•

On July 6, 2012, we acquired SeniorBridge Family Companies, Inc., a chronic-care provider providing in-home care for seniors, expanding our existing clinical and home health capabilities and strengthening our offerings for members with complex chronic-care needs.

Other Businesses

•

On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. We account for revenues under the new contract net of estimated health care costs similar to an administrative services fee only agreement.

Health Insurance Reform

In June 2012, the U.S. Supreme Court upheld the constitutionality of various aspects of The Patient Protection and Affordable Care Act. Together with The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation), significant reforms to various aspects of the U.S. health insurance industry were enacted. While regulations and interpretive guidance on some provisions of the Health Insurance Reform Legislation have been issued to date by the Department of Health and Human Services (HHS), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, there are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

Implementation dates of the Health Insurance Reform Legislation vary from September 23, 2010 to as late as 2018. The following outlines certain provisions of the Health Insurance Reform Legislation:

•

Many changes are already effective and have been implemented by the Company, including: elimination of pre-existing condition limits for enrollees under age 19, elimination of certain annual and lifetime caps on the dollar value of benefits, expansion of dependent coverage to include adult children until age 26, a requirement to provide coverage for preventive services without cost to members, new claim appeal requirements, and the establishment of an interim high risk program for those unable to obtain coverage due to a pre-existing condition or health status.

•

Effective January 1, 2011, minimum benefit ratios were mandated for all commercial fully-insured medical plans in the large group (85%), small group (80%), and individual (80%) markets, with annual rebates to policyholders if the actual benefit ratios, calculated in a manner prescribed by HHS, do not meet these minimums. Certain states were approved to apply an individual threshold lower than the 80% requirement temporarily to avoid market disruption. We began accruing for rebates in 2011, based on the manner prescribed by HHS, with initial rebate payments made in July 2012. Our benefit ratios reported herein, calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, differ from the benefit ratios calculated as prescribed by HHS under the Health Insurance Reform Legislation. The more noteworthy differences include the fact that the benefit ratio calculations prescribed by HHS are calculated separately by state and legal entity; reflect actuarial adjustments where the membership levels are not large enough to create credible size; exclude some of our health insurance products; include taxes and fees as reductions of premium; treat changes in reserves differently than GAAP; and classify rebate amounts as additions to incurred claims as opposed to adjustments to premiums for GAAP reporting.

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

•

Beginning in 2014, the Health Insurance Reform Legislation requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain plans; the establishment of state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of standardized plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare plans; and insurance industry assessments, including an annual premium-based assessment and a three-year $25 billion commercial reinsurance fee. The annual premium-based assessment levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014. In December 2011, the National Association of Insurance Commissioners, or NAIC, issued proposed guidance indicating the insurance industry premium-based assessment may require accrual and associated subsidiary funding consideration in 2013 instead of 2014. This proposed NAIC guidance is contradictory to final GAAP guidance issued by the Financial Accounting Standards Board, or FASB, in July 2011, which requires accrual of the insurance industry premium-based assessment beginning in 2014, the year in which it is payable. Refer to Recently Issued Accounting Pronouncements in Note 2 to the condensed consolidated financial statements. In June 2012, the NAIC’s Statutory Accounting Principles, or SAP, Working Group deferred issuing guidance that would have required accrual and associated subsidiary funding consideration related to the insurance industry premium-based assessment beginning in 2013.

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

In addition, certain provisions in the Health Insurance Reform Legislation tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Initially quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three Star plans for a three year period through 2014. Recent Star Ratings issued by CMS indicated that 98% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2013, exclusive of those recently acquired, including Arcadian. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

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

Comparison of Results of Operations for 2012 and 2011

The following discussion primarily deals with our results of operations for the three months ended June 30, 2012, or the 2012 quarter, the three months ended June 30, 2011, or the 2011 quarter, the six months ended June 30, 2012, or the 2012 period, and the six months ended June 30, 2011, or the 2011 period.

Consolidated

	For the three months ended June 30,		Change
	2012	2011	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$6,272	$5,392	$880	16.3%
Employer Group	2,522	2,216	306	13.8%
Other Businesses	372	1,241	(869)	(70.0)%

Total premiums	9,166	8,849	317	3.6%

Services:
Retail	5	4	1	25.0%
Employer Group	89	87	2	2.3%
Health and Well-Being Services	249	225	24	10.7%
Other Businesses	91	28	63	225.0%

Total services	434	344	90	26.2%

Investment income	99	91	8	8.8%

Total revenues	9,699	9,284	415	4.5%

Operating expenses:
Benefits	7,652	7,269	383	5.3%
Operating costs	1,384	1,193	191	16.0%
Depreciation and amortization	73	68	5	7.4%

Total operating expenses	9,109	8,530	579	6.8%

Income from operations	590	754	(164)	(21.8)%
Interest expense	26	28	(2)	(7.1)%

Income before income taxes	564	726	(162)	(22.3)%
Provision for income taxes	208	266	(58)	(21.8)%

Net income	$356	$460	$(104)	(22.6)%

Diluted earnings per common share	$2.16	$2.71	$(0.55)	(20.3)%

Benefit ratio(a)	83.5%	82.1%		1.4%
Operating cost ratio(b)	14.4%	13.0%		1.4%
Effective tax rate	36.8%	36.6%		0.2%

(a)	Represents total benefit expenses as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

	For the six months ended June 30,		Change
	2012	2011	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$12,307	$10,701	$1,606	15.0%
Employer Group	5,051	4,443	608	13.7%
Other Businesses	1,583	2,472	(889)	(36.0)%

Total premiums	18,941	17,616	1,325	7.5%

Services:
Retail	11	7	4	57.1%
Employer Group	178	180	(2)	(1.1)%
Health and Well-Being Services	486	442	44	10.0%
Other Businesses	109	50	59	118.0%

Total services	784	679	105	15.5%

Investment income	193	180	13	7.2%

Total revenues	19,918	18,475	1,443	7.8%

Operating expenses:
Benefits	16,002	14,614	1,388	9.5%
Operating costs	2,767	2,449	318	13.0%
Depreciation and amortization	143	134	9	6.7%

Total operating expenses	18,912	17,197	1,715	10.0%

Income from operations	1,006	1,278	(272)	(21.3)%
Interest expense	52	55	(3)	(5.5)%

Income before income taxes	954	1,223	(269)	(22.0)%
Provision for income taxes	350	448	(98)	(21.9)%

Net income	$604	$775	$(171)	(22.1)%

Diluted earnings per common share	$3.65	$4.57	$(0.92)	(20.1)%

Benefit ratio(a)	84.5%	83.0%		1.5%
Operating cost ratio(b)	14.0%	13.4%		0.6%
Effective tax rate	36.7%	36.6%		0.1%

(a)	Represents total benefit expenses as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $356 million, or $2.16 per diluted common share, in the 2012 quarter compared to $460 million, or $2.71 per diluted common share, in the 2011 quarter. Net income was $604 million, or $3.65 per diluted common share, in the 2012 period compared to $775 million, or $4.57 per diluted common share, in the 2011 period. The decreases primarily were due to lower operating results in the Retail segment as well as Other Businesses, partially offset by improved operating results in the Health and Well-Being Services segment. During the 2012 quarter and period, we experienced a significant increase in the Retail segment benefit ratio primarily associated with our individual Medicare Advantage products primarily due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements and a higher benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids. Our diluted earnings per common share for the 2012 quarter and period included $0.18 per diluted common share for benefit expenses related to the settlement of a litigation matter associated with our Military services business. In addition, our diluted earnings per common share included the beneficial impact of favorable prior-year medical claims reserve development of approximately $0.15 per diluted common share for the 2012 quarter compared to $0.12 per diluted common share for the 2011 quarter. For the 2012 period, our diluted earnings per common share included the beneficial impact of favorable prior-year medical claims reserve development of approximately $0.18 per diluted common share compared to $0.44 per diluted common share for the 2011 period.

Premiums

Consolidated premiums increased $317 million, or 3.6%, from the 2011 quarter to $9.2 billion for the 2012 quarter, and increased $1.3 billion, or 7.5%, from the 2011 period to $18.9 billion for the 2012 period. These increases primarily were due to increases in both Retail and Employer Group segment premiums primarily driven by higher average individual and group Medicare Advantage membership, partially offset by lower premiums for our Other Businesses due to the transition to the new TRICARE South Region contract. As discussed previously, on April 1, 2012, we began delivering services under the new TRICARE South Region contract that the TMA awarded to us on February 25, 2011. We account for revenues under the new contract net of estimated healthcare costs similar to an administrative services fee only agreement, and as such there are no premiums recognized under the new contract. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services Revenue

Consolidated services revenue increased $90 million, or 26.2%, from the 2011 quarter to $434 million for the 2012 quarter, and increased $105 million, or 15.5%, from the 2011 period to $784 million for the 2012 period. These increases primarily were due to increased services revenue for our Other Businesses due to the transition to the new TRICARE South Region contract on April 1, 2012 discussed above, and an increase in primary care services revenue in our Health and Well-Being Services segment from growth in our Concentra operations.

Investment Income

Investment income totaled $99 million for the 2012 quarter, an increase of $8 million from the 2011 quarter. For the 2012 period, investment income totaled $193 million, an increase of $13 million, or 7.2%, from the 2011 period. These increases primarily reflect capital gains realized in the 2012 quarter and period.

Benefit Expenses

Consolidated benefit expenses were $7.7 billion for the 2012 quarter, an increase of $383 million, or 5.3%, from the 2011 quarter. For the 2012 period, consolidated benefit expenses were $16.0 billion, an increase of $1.4 billion, or 9.5%, from the 2011 period. These increases primarily were due to an $883 million, or 20.1%, increase in Retail segment benefit expenses from the 2011 quarter to the 2012 quarter, and a $1.6 billion, or 18.1%, increase in Retail segment benefit expenses from the 2011 period to the 2012 period, primarily driven by an increase in the average number of individual Medicare members. These increases were partially offset by a decrease in benefit expenses for Other Businesses primarily due to the transition to the new administrative services only TRICARE South Region contract on April 1, 2012. We do not record benefit expenses under the new contract.

The consolidated benefit ratio for the 2012 quarter was 83.5%, a 140 basis point increase from the 2011 quarter. The consolidated benefit ratio for the 2012 period was 84.5%, a 150 basis point increase from the 2011 period. These increases primarily were due to increases in both the Retail and Employer Group segments benefit ratios as described further in our segment results discussion that follows. Year-over-year quarter and period comparisons of the consolidated benefit ratio were favorably impacted by 30 basis points due to the continued growth of our Health & Well-Being segment and the related savings realized on a consolidated basis from providing these services directly to our members at fair market value rather than through a third party.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $191 million, or 16.0%, during the 2012 quarter compared to the 2011 quarter, and increased $318 million, or 13.0%, during the 2012 period compared to the 2011 period. The increases primarily were due to an increase in operating costs in our Retail Segment as a result of Medicare Advantage growth.

The consolidated operating cost ratio for the 2012 quarter was 14.4%, increasing 140 basis points from the 2011 quarter. For the 2012 period the consolidated operating cost ratio was 14.0%, increasing 60 basis points from the 2011 period. These increases primarily reflect the impact of the new TRICARE South Region contract being accounted for as an administrative services fee only arrangement.

Depreciation and Amortization

Depreciation and amortization for the 2012 quarter totaled $73 million, an increase of $5 million, or 7.4%, from the 2011 quarter. For the 2012 period, depreciation and amortization of $143 million increased $9 million, or 6.7%, from the 2011 period. These increases primarily were due to increased amortization expense in the 2012 quarter and period as a result of the acquisitions of Anvita in the fourth quarter of 2011 and Arcadian in the first quarter of 2012.

Interest Expense

Interest expense was $26 million for the 2012 quarter compared to $28 million for the 2011 quarter. Interest expense was $52 million for the 2012 period compared to $55 million for the 2011 period. In March 2012, we repaid $36 million of junior subordinated debt that carried a higher interest rate than our senior notes.

Income Taxes

Our effective tax rate during the 2012 quarter was 36.8%, comparable to the effective tax rate of 36.6% in the 2011 quarter. For the 2012 period, our effective tax rate was 36.7%, comparable to the effective tax rate of 36.6% in the 2011 period.

Retail Segment

	June 30,		Change
	2012	2011	Members	Percentage
Membership:

Medical membership:
Individual Medicare Advantage	1,895,800	1,602,500	293,300	18.3%
Individual Medicare stand-alone PDP	2,896,800	2,408,700	488,100	20.3%

Total individual Medicare	4,792,600	4,011,200	781,400	19.5%
Individual commercial	514,300	456,600	57,700	12.6%

Total individual medical members	5,306,900	4,467,800	839,100	18.8%

Individual specialty membership (a)	906,200	680,500	225,700	33.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$5,308	$4,555	$753	16.5%
Individual Medicare stand-alone PDP	672	601	71	11.8%

Total individual Medicare	5,980	5,156	824	16.0%
Individual commercial	250	206	44	21.4%
Individual specialty	42	30	12	40.0%

Total premiums	6,272	5,392	880	16.3%

Services	5	4	1	25.0%

Total premiums and services revenue	$6,277	$5,396	$881	16.3%

Income before income taxes	$367	$503	$(136)	(27.0)%
Benefit ratio	84.1%	81.4%		2.7%
Operating cost ratio	10.0%	9.1%		0.9%

	For the six months ended June 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$10,401	$9,080	$1,321	14.5%
Individual Medicare stand-alone PDP	1,332	1,158	174	15.0%

Total individual Medicare	11,733	10,238	1,495	14.6%
Individual commercial	494	407	87	21.4%
Individual specialty	80	56	24	42.9%

Total premiums	12,307	10,701	1,606	15.0%

Services	11	7	4	57.1%

Total premiums and services revenue	$12,318	$10,708	$1,610	15.0%

Income before income taxes	$482	$720	$(238)	(33.1)%
Benefit ratio	85.8%	83.6%		2.2%
Operating cost ratio	10.2%	9.6%		0.6%

Pretax Results

•

Retail segment pretax income was $367 million in the 2012 quarter, a decrease of $136 million, or 27.0%, compared to $503 million in the 2011 quarter. Retail segment pretax income was $482 million in the 2012 period, a decrease of $238 million, or 33.1%, compared to $720 million in the 2011 period. These decreases were primarily driven by year-over-year increases in both the Retail segment’s benefit ratio and operating cost ratio for the 2012 quarter and period, both described below.

Enrollment

•

Individual Medicare Advantage membership increased 293,300 members, or 18.3%, from June 30, 2011 to June 30, 2012 primarily due to the annual enrollment period associated with the 2012 plan year. We acquired approximately 62,600 members with Arcadian effective March 31, 2012 and 12,100 members with another acquisition effective December 30, 2011. As discussed previously, we expect to divest approximately 12,600 members acquired with Arcadian effective January 1, 2013 in accordance with our agreement with the United States Department of Justice.

•

Individual Medicare stand-alone PDP membership increased 488,100 members, or 20.3%, from June 30, 2011 to June 30, 2012 primarily from growth in our low-price-point Humana Walmart-Preferred Rx Plan offering.

•	Individual commercial medical membership increased 57,700 members, or 12.6%, from June 30, 2011 to June 30, 2012.

•	Individual specialty membership increased 225,700 members, or 33.2%, from June 30, 2011 to June 30, 2012 primarily driven by increased sales in dental offerings.

Premiums

•

Retail segment premiums increased $880 million, or 16.3%, from the 2011 quarter to the 2012 quarter and increased $1.6 billion, or 15.0%, from the 2011 period to the 2012 period. The increases primarily were due to an 18.2% and 16.8% increase for the 2012 quarter and period, respectively, in average individual Medicare Advantage membership compared to the 2011 quarter and period. Individual Medicare Advantage per member premiums decreased approximately 1% and 2% in the 2012 quarter and period, respectively, compared to the 2011 quarter and period primarily driven by lower per member premiums on membership from the Arcadian acquisition effective March 31, 2012 and a higher percentage of members that aged-in that generally carry a lower risk score than other members and accordingly a lower premium per member. In addition, individual Medicare stand-alone PDP premiums revenue increased $71 million, or 11.8%, from the 2011 quarter to the 2012 quarter and increased $174 million, or 15.0%, from the 2011 period to the 2012 period. These increases primarily were due to a 20.7% and 21.4% increase for the 2012 quarter and period, respectively, in average individual PDP membership compared to the 2011 quarter and period.

Benefit expenses

•

The Retail segment benefit ratio increased 270 basis points from 81.4% in the 2011 quarter to 84.1% in the 2012 quarter. The Retail segment benefit ratio increased 220 basis points from 83.6% in the 2011 period to 85.8% in the 2012 period. During the 2012 quarter and period, we experienced a significant increase in the benefit ratio for our individual Medicare Advantage products primarily due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements, a higher benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids, increased utilization for both new and existing members, and a year-over-year increase in clinicians and other health care quality expenditures given our continuing growth in membership. The increase in the benefit ratio on new individual Medicare Advantage membership primarily was due to geographic expansion into counties that generally carry higher benefit ratios than existing counties, a higher percentage of members that aged-in to individual Medicare Advantage plans, and a modest increase in utilization, primarily in our preferred provider organization, or PPO, plans. Generally members that age-in to individual Medicare Advantage plans carry a lower risk score than other members and accordingly a lower premium per member and higher benefit ratio for the first 12 to 24 months. We experienced increasing age-in enrollment in 2011 and 2012. We believe that increased outpatient hospital utilization experienced in our PPO plans partially was a result of messaging campaigns by us and by CMS promoting wellness and physical exams that we believe drive quality outcomes for our members.

•

The Retail segment’s benefit expenses included the beneficial effect of an estimated $24 million in favorable prior-year medical claims reserve development in the 2012 quarter and $32 million in the 2011 quarter. Favorable reserve development decreased the Retail segment benefit ratio by approximately 40 basis points in the 2012 quarter and 60 basis points in the 2011 quarter. For the 2012 period, the Retail segment’s benefit expenses included the beneficial effect of an estimated $57 million in favorable prior-year medical claims reserve development versus $72 million in the 2011 period. Favorable reserve development decreased the Retail segment benefit ratio by approximately 50 basis points in the 2012 period and 70 basis points in the 2011 period.

Operating costs

•

The Retail segment operating cost ratio of 10.0% for the 2012 quarter increased 90 basis points from 9.1% for the 2011 quarter. The Retail segment operating cost ratio of 10.2% for the 2012 period increased 60 basis points from 9.6% for the 2011 period. These increases primarily reflect higher year-over-year clinical, provider and technological infrastructure spending.

Employer Group Segment

	June 30,		Change
	2012	2011	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,196,900	1,186,200	10,700	0.9%
ASO	1,228,800	1,313,600	(84,800)	(6.5)%

Group Medicare Advantage	360,500	282,000	78,500	27.8%
Medicare Advantage ASO	27,900	27,700	200	0.7%

Total group Medicare Advantage	388,400	309,700	78,700	25.4%

Group Medicare stand-alone PDP	4,400	4,100	300	7.3%

Total group Medicare	392,800	313,800	79,000	25.2%

Total group medical members	2,818,500	2,813,600	4,900	0.2%

Group specialty membership (a)	6,957,800	6,669,600	288,200	4.3%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2012	2011	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,247	$1,217	$30	2.5%

Group Medicare Advantage	1,011	764	247	32.3%
Group Medicare stand-alone PDP	2	2	0	0.0%

Total group Medicare	1,013	766	247	32.2%
Group specialty	262	233	29	12.4%

Total premiums	2,522	2,216	306	13.8%

Services	89	87	2	2.3%

Total premiums and services revenue	$2,611	$2,303	$308	13.4%

Income before income taxes	$114	$108	$6	5.6%
Benefit ratio	82.2%	81.2%		1.0%
Operating cost ratio	15.9%	16.8%		(0.9)%

	For the six months ended June 30,		Change
	2012	2011	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,489	$2,416	$73	3.0%

Group Medicare Advantage	2,036	1,560	476	30.5%
Group Medicare stand-alone PDP	4	4	0	0.0%

Total group Medicare	2,040	1,564	476	30.4%
Group specialty	522	463	59	12.7%

Total premiums	5,051	4,443	608	13.7%

Services	178	180	(2)	(1.1)%

Total premiums and services revenue	$5,229	$4,623	$606	13.1%

Income before income taxes	$235	$247	$(12)	(4.9)%
Benefit ratio	81.9%	79.9%		2.0%
Operating cost ratio	16.1%	17.5%		(1.4)%

Pretax Results

•

Employer Group segment pretax income increased $6 million, or 5.6%, from the 2011 quarter to $114 million in the 2012 quarter. Employer Group segment pretax income was $235 million in the 2012 period, a decrease of $12 million, or 4.9%, compared to $247 million in the 2011 period primarily due to an increase in the benefit ratio partially offset by improvement in the operating cost ratio as described below.

Enrollment

•

Fully-insured commercial group medical membership increased 10,700 members, or 0.9%, from June 30, 2011 to June 30, 2012 primarily due to growth in small group membership partially offset by declines in large group business.

•	Fully-insured group Medicare Advantage membership increased 78,500 members, or 27.8%, from June 30, 2011 to June 30, 2012 primarily due to the January 2012 addition of a new large group account.

•

Group ASO commercial medical membership decreased 84,800 members, or 6.5%, from June 30, 2011 to June 30, 2012 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership increased 288,200 members, or 4.3%, from June 30, 2011 to June 30, 2012 as continued cross-selling of these products to employer groups and growth in stand-alone specialty product sales more than offset the loss of a large dental ASO account.

Premiums

•

Employer Group segment premiums increased $306 million, or 13.8%, from the 2011 quarter to $2.5 billion for the 2012 quarter and increased $608 million, or 13.7%, from the 2011 period to $5.1 billion for the 2012 period primarily due to higher average group Medicare Advantage membership. In addition, the 2012 quarter and period included the beneficial effect of approximately $12 million and $25 million, respectively associated with updating estimates regarding calculations of 2011 premium rebates payable associated with minimum benefit ratios required under the Health Insurance Reform Legislation. This change in estimate was attributable to the refinement of the state-level calculations based on the run out of claims during 2012.

Benefit expenses

•

The Employer Group segment benefit ratio increased 100 basis points from 81.2% in the 2011 quarter to 82.2% in the 2012 quarter. The Employer Group segment benefit ratio increased 200 basis points from 79.9% in the 2011 period to 81.9% in the 2012 period. Excluding the impact of prior-year medical claims reserve development discussed below, these increases were primarily due to higher membership in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products, partially offset by a reduction in prior-year premium rebate estimates discussed above.

•

The Employer Group segment’s benefit expenses included the beneficial effect of an estimated $12 million in favorable prior-year medical claims reserve development in the 2012 quarter and the negative impact of an estimated $8 million in unfavorable prior-year medical claims reserve development in the 2011 quarter. Favorable development decreased the Employer Group segment benefit ratio by approximately 50 basis points in the 2012 quarter while unfavorable development increased the segment’s benefit ratio by approximately 40 basis points in the 2011 quarter. The Employer Group segment’s benefit expenses included the negative impact of an estimated $18 million in unfavorable prior-year medical claims reserve development in the 2012 period and the beneficial effect of an estimated $33 million in favorable prior-year medical claims reserve development in the 2011 period. In the 2012 period, we experienced unfavorable prior-year medical claims reserve development primarily as a result of the timing of certain claims processing changes and a plan design change for one group Medicare Advantage account. The unfavorable development increased the Employer Group segment benefit ratio by approximately 40 basis points in the 2012 period. Favorable development decreased the Employer Group segment benefit ratio by approximately 80 basis points in the 2011 period.

Operating costs

•

The Employer Group segment operating cost ratio of 15.9% for the 2012 quarter decreased 90 basis points from 16.8% for the 2011 quarter. The Employer Group segment operating cost ratio of 16.1% for the 2012 period decreased 140 basis points from 17.5% for the 2011 period. These decreases primarily reflect growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products and continued savings as a result of our operating cost reduction initiatives.

Health and Well-Being Services Segment

	For the three months ended June 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Revenues:
Services:
Primary care services	$243	$220	$23	10.5%
Integrated wellness services	2	2	0	0.0%
Pharmacy solutions	4	3	1	33.3%

Total services revenues	249	225	24	10.7%

Intersegment revenues:
Pharmacy solutions	2,829	2,403	426	17.7%
Primary care services	49	45	4	8.9%
Integrated wellness services	48	42	6	14.3%
Home care services	42	18	24	133.3%

Total intersegment revenues	2,968	2,508	460	18.3%

Total services and intersegment revenues	$3,217	$2,733	$484	17.7%

Income before income taxes	$131	$88	$43	48.9%
Operating cost ratio	95.2%	96.0%		(0.8)%

	For the six months ended June 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Revenues:
Services:
Primary care services	$474	$432	$42	9.7%
Integrated wellness services	4	5	(1)	(20.0)%
Pharmacy solutions	8	5	3	60.0%

Total services revenues	486	442	44	10.0%

Intersegment revenues:
Pharmacy solutions	5,758	4,858	900	18.5%
Primary care services	99	88	11	12.5%
Integrated wellness services	103	84	19	22.6%
Home care services	78	34	44	129.4%

Total intersegment revenues	6,038	5,064	974	19.2%

Total services and intersegment revenues	$6,524	$5,506	$1,018	18.5%

Income before income taxes	$263	$185	$78	42.2%
Operating cost ratio	95.3%	95.9%		(0.6)%

Pretax results

•	Health and Well-Being Services segment pretax income increased $43 million, or 48.9%, from the 2011 quarter to $131 million for the 2012 quarter and increased $78 million, or 42.2%, from the 2011 period to $263 million for the 2012 period. These increases primarily were due to growth in our pharmacy solutions business, including higher utilization of our mail-order pharmacy by our members.

Script Volume

•	Script volumes for the Retail and Employer Group segment membership increased to approximately 59 million in the 2012 quarter, up approximately 15% versus scripts of approximately 51 million in the 2011 quarter. For the 2012 period, script volumes for the Retail and Employer Group segment membership increased to approximately 117 million, up approximately 16% versus scripts of approximately 101 million in the 2011 period. The year-over-year increase primarily reflects growth associated with higher average medical membership for the 2012 quarter and period than in the 2011 quarter and period.

Services revenue

•	Primary care services revenue increased $23 million, or 10.5%, from the 2011 quarter to $243 million for the 2012 quarter and increased $42 million, or 9.7% from the 2011 period to $474 million for the 2012 period. These increases primarily reflect growth in our Concentra operations.

Intersegment revenues

•	Intersegment revenues increased $460 million, or 18.3%, from the 2011 quarter to $3.0 billion for the 2012 period and increased $974 million, or 19.2%, from the 2011 period to $6.0 billion for the 2012 period. These increases were primarily due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•	The Health and Well-Being Services segment operating cost ratio of 95.2% for the 2012 quarter decreased 80 basis points from 96.0% for the 2011 quarter. The segment’s operating cost ratio of 95.3% for the 2012 period decreased 60 basis points from 95.9% for the 2011 period. These decreases primarily reflect scale efficiencies associated with growth in our pharmacy solutions business and improved wholesale drug costs associated with higher script volumes in our mail-order pharmacy business.

Other Businesses

Pretax loss for our Other Businesses of $55 million for the 2012 quarter compares to pretax income of $19 million for the 2011 quarter. For the 2012 period, pretax loss of $38 million for our Other Businesses compares to pretax income of $54 million for the 2011 period. The pretax losses in the 2012 quarter and period primarily relate to costs in connection with a litigation settlement associated with our Military services business.

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

Cash and cash equivalents increased to $3.9 billion at June 30, 2012 from $1.4 billion at December 31, 2011. The change in cash and cash equivalents for the six months ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011
	(in millions)
Net cash provided by operating activities	$3,052	$957
Net cash used in investing activities	(339)	(859)
Net cash used in financing activities	(221)	(203)

Increase (decrease) in cash and cash equivalents	$2,492	$(105)

Cash Flow from Operating Activities

Our operating cash flows for the 2012 period were significantly impacted by the early receipt of the Medicare premium remittance for July 2012 of $2,133 million in June 2012 because the payment date of July 1, 2012 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. Therefore, the 2012 period included seven monthly Medicare payments compared to only six monthly Medicare payments during the 2011 period. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at June 30, 2012.

Excluding the impact from the timing of the Medicare premium receipt, the decrease in operating cash flows from the 2011 period to the 2012 period primarily results from lower earnings and the timing of working capital items.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefit expenses and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	2012 Period Change	2011 Period Change
	(in millions)
IBNR (1)	$2,441	$2,056	$385	$6
Military services benefits payable (2)	77	339	(262)	77
Reported claims in process (3)	522	376	146	280
Other benefits payable (4)	954	983	(29)	121

Total benefits payable	$3,994	$3,754	240	484

Reconciliation to cash flow statement:
Payables from acquisition			(70)	0

Change in benefits payable per cash flow statement resulting in cash from operations			$170	$484

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Military services benefits payable primarily represents the run-out of the claims liability associated with our previous TRICARE South Region contract that expired on March 31, 2012. A corresponding receivable for reimbursement by the federal government is included in the Military services receivable in the receivables table that follows.
(3)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2011 to June 30, 2012 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff. These increases were partially offset by a $262 million decrease in the Military services benefits payable due to the run-out of claims under the previous TRICARE South Region contract that expired on March 31, 2012. Under the new contract effective April 1, 2012, the federal government retains the risk of the cost of health benefits and related benefit obligation as further described in Note 1 to the condensed consolidated financial statements. The increase in benefits payable from December 31, 2010 to June 30, 2011 primarily was due to an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff as well as an increase in amounts owed to providers under capitated and risk sharing arrangements primarily due to Medicare Advantage membership growth.

The detail of total net receivables was as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	2012 Period Change	2011 Period Change
	(in millions)
Medicare	476	336	140	509
Commercial and other	343	315	28	47
Military services	168	468	(300)	60
Allowance for doubtful accounts	(89)	(85)	(4)	(29)

Total net receivables	$898	$1,034	(136)	587

Reconciliation to cash flow statement:
Receivables from acquisition			(41)	0

Change in receivables per cash flow statement resulting in cash from operations			$(177)	$587

Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model. In the 2012 period, we received the mid-year Medicare risk-adjustment payment early in June 2012 due to the early receipt of the July 2012 CMS payment as discussed previously, reducing our receivable balance. This early receipt impacts the comparison of the 2012 period change in Medicare receivables of $140 million to the 2011 period change of $509 million in the table above.

Military services receivables consist of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees under our previous TRICARE South Region contract that expired on March 31, 2012. The $300 million decrease in Military services receivables from December 31, 2011 to June 30, 2012 primarily resulted from the transition to our new TRICARE South Region contract which we account for similar to an administrative services fee only agreement. As such, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements are classified with receipts (withdrawals) from contract deposits as a financing item in our condensed consolidated statements of cash flows.

In addition to the timing of receipts for premiums and services fees and payments of benefit expenses, other working capital items impacting operating cash flows primarily resulted from changes in the timing of the collection of pharmacy rebates and the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $78 million in the 2012 period and $719 million in the 2011 period. Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our Concentra and other medical facilities and administrative facilities necessary for activities such as claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $185 million in the 2012 period and $129 million in the 2011 period reflecting increased spending associated with growth in our primary care services and pharmacy businesses in our Health and Well-Being Services segment. Excluding acquisitions, we expect total capital expenditures in 2012 of approximately $375 million, comparable to $346 million for the full year 2011. Cash consideration paid for acquisitions, net of cash acquired, of $76 million in the 2012 period primarily relates to the acquisition of Arcadian.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $208 million higher than claims payments during the 2012 period and $188 million higher than claim payments during the 2011 period. Under our new administrative services only TRICARE South Region contract that began April 1, 2012, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $56 million during the 2012 period.

In March 2012, we repaid, without penalty, junior subordinated long-term debt of $36 million.

We repurchased 2.73 million shares for $226 million during the 2012 period compared to 3.37 million shares for $253 million during the 2011 period under share repurchase plans authorized by the Board of Directors. We also acquired 0.6 million common shares in connection with employee stock plans for an aggregate cost of $52 million during the 2012 period compared to 0.7 million common shares for an aggregate cost of $48 million in the 2011 period.

During the 2012 period, we paid dividends to stockholders of $82 million as discussed further below. No dividends were paid during the 2011 period.

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

The following table provides details of our dividend payments in 2012:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42

Stock Repurchase Authorization

In April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2014. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of July 31, 2012, the remaining authorized amount under the new authorization totaled $874 million.

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

The terms of the new credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the new credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $6.3 billion at June 30, 2012 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $8.5 billion and actual leverage ratio of 0.7:1, as measured in accordance with the new credit agreement as of June 30, 2012. In addition, the new credit agreement includes an uncommitted $250 million incremental loan facility.

At June 30, 2012, we had no borrowings outstanding under the new credit agreement. We have outstanding letters of credit of $11 million secured under the new credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of June 30, 2012, we had $989 million of remaining borrowing capacity under the new credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2012 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.3 billion at June 30, 2012 compared to $494 million at December 31, 2011 primarily reflecting the payment of dividends to our parent company from our operating subsidiaries, discussed below, partially offset by share repurchases, the acquisition of Arcadian, and the payment of dividends to stockholders. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Insurance Reform,” in December 2011, the NAIC issued proposed guidance indicating the insurance industry premium-based assessment may require accrual and associated subsidiary funding consideration in 2013 instead of 2014. This proposed NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which requires accrual of the insurance industry premium-based assessment beginning in 2014, the year in which it is payable. In June 2012, the NAIC’s SAP Working Group deferred issuing guidance that would have required accrual and associated subsidiary funding consideration related to the insurance industry premium-based assessment beginning in 2013.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2012, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.1 billion, which exceeded aggregate minimum regulatory requirements. The amount of dividends that were paid to our parent company in the 2012 period were approximately $1.2 billion, an increase of $170 million compared to dividends that were paid for the full year 2011 of approximately $1.1 billion.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at June 30, 2012. Our net unrealized position improved $97 million from a net unrealized gain position of $525 million at December 31, 2011 to a net unrealized gain position of $622 million at June 30, 2012. At June 30, 2012, we had gross unrealized losses of $13 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2012. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.2 years as of June 30, 2012 and 3.9 years as of December 31, 2011. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our investment portfolio by approximately $431 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2012.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings and Certain Regulatory Matters” in Note 11 to the condensed consolidated financial statements beginning on page 18 of this Form 10-Q.

Item 1A. Risk Factors

There have been no changes to the risk factors included in our 2011 Form 10-K, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to February 24, 2012.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended June 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2012	0	0	0	$1,000,000,000
May 2012	1,579,000	79.94	1,579,000	873,816,319
June 2012	0	0	0	873,816,319

Total	1,579,000	$79.94	1,579,000	$873,816,319

(1)	As announced on April 30, 2012, in April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2014. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of July 31, 2012, the remaining authorized amount under this authorization totaled $874 million.
(2)	Excludes 18,163 shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011, respectively; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011, respectively; (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and June 30, 2011, respectively; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: August 1, 2012	By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: August 1, 2012	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)