Form 10-Q
period 2012-09-30
HUMANA INC
filed 2012-11-05
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock $0.16 2/3 par value	Outstanding at September 30, 2012 158,223,755 shares

Humana Inc.

FORM 10-Q

SEPTEMBER 30, 2012

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,363	$1,377
Investment securities	8,058	7,743
Receivables, less allowance for doubtful accounts of $94 in 2012 and $85 in 2011:	642	1,034
Other current assets	1,615	1,027

Total current assets	11,678	11,181

Property and equipment, net	1,034	912
Long-term investment securities	1,837	1,710
Goodwill	2,962	2,740
Other long-term assets	1,286	1,165

Total assets	$18,797	$17,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,958	$3,754
Trade accounts payable and accrued expenses	1,962	1,783
Book overdraft	277	306
Unearned revenues	172	213

Total current liabilities	6,369	6,056
Long-term debt	1,616	1,659
Future policy benefits payable	1,851	1,663
Other long-term liabilities	270	267

Total liabilities	10,106	9,645

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 194,285,994 shares issued at September 30, 2012 and 193,230,310 shares issued at December 31, 2011	32	32
Capital in excess of par value	2,079	1,938
Retained earnings	7,731	6,825
Accumulated other comprehensive income	397	303
Treasury stock, at cost, 36,062,239 shares at September 30, 2012 and 29,225,996 shares at December 31, 2011	(1,548)	(1,035)

Total stockholders’ equity	8,691	8,063

Total liabilities and stockholders’ equity	$18,797	$17,708

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions, except per share results)
Revenues:
Premiums	$9,088	$8,852	$28,029	$26,468
Services	467	356	1,251	1,035
Investment income	96	93	289	273

Total revenues	9,651	9,301	29,569	27,776

Operating expenses:
Benefits	7,467	7,147	23,469	21,761
Operating costs	1,408	1,361	4,175	3,810
Depreciation and amortization	75	67	218	201

Total operating expenses	8,950	8,575	27,862	25,772

Income from operations	701	726	1,707	2,004
Interest expense	26	27	78	82

Income before income taxes	675	699	1,629	1,922
Provision for income taxes	249	254	599	702

Net income	$426	$445	$1,030	$1,220

Basic earnings per common share	$2.65	$2.71	$6.34	$7.34

Diluted earnings per common share	$2.62	$2.67	$6.27	$7.24

Dividends declared per common share	$0.26	$0.25	$0.77	$0.50

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Net income	$426	$445	$1,030	$1,220
Other comprehensive income:
Gross unrealized investment gain	116	145	168	258
Effect of income taxes	(42)	(53)	(61)	(94)

Total unrealized investment gain, net of tax	74	92	107	164

Reclassification adjustment for net realized gains included in net income	(6)	(2)	(20)	(7)
Effect of income taxes	2	1	7	3

Total reclassification adjustment, net of tax	(4)	(1)	(13)	(4)

Other comprehensive income, net of tax	70	91	94	160

Comprehensive income	$496	$536	$1,124	$1,380

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2012	2011
	(in millions)
Cash flows from operating activities
Net income	$1,030	$1,220
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(20)	(7)
Stock-based compensation	68	53
Depreciation and amortization	238	225
(Benefit) provision for deferred income taxes	(6)	12
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	436	(77)
Other assets	(236)	(205)
Benefits payable	131	399
Other liabilities	121	392
Unearned revenues	(95)	1,820
Other, net	51	44

Net cash provided by operating activities	1,718	3,876

Cash flows from investing activities
Acquisitions, net of cash acquired	(288)	(14)
Purchases of property and equipment	(304)	(216)
Purchases of investment securities	(2,166)	(2,667)
Maturities of investment securities	1,111	1,129
Proceeds from sales of investment securities	894	625

Net cash used in investing activities	(753)	(1,143)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(347)	225
Repayment of long-term debt	(36)	0
Change in book overdraft	(29)	(110)
Common stock repurchases	(513)	(541)
Dividends paid	(124)	(41)
Excess tax benefit from stock-based compensation	21	12
Proceeds from stock option exercises and other	49	68

Net cash used in financing activities	(979)	(387)

(Decrease) increase in cash and cash equivalents	(14)	2,346
Cash and cash equivalents at beginning of period	1,377	1,673

Cash and cash equivalents at end of period	$1,363	$4,019

Supplemental cash flow disclosures:
Interest payments	$65	$68
Income tax payments, net	$514	$718

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2011, that was filed with the Securities and Exchange Commission, or the SEC, on February 24, 2012. We refer to the Form 10-K as the “2011 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2011 Form 10-K for information on accounting policies that the Company considers in preparing its consolidated financial statements.

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

Our TRICARE members are served by both in-network and out-of-network providers in accordance with the new TRICARE South Region contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments associated with these health care costs and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For the first six months of the new TRICARE South Region contract, April 1, 2012 to September 30, 2012, health care cost payments were $1.3 billion, exceeding reimbursements of $1.2 billion by $65 million.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that apply to us or that will have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS

On November 5, 2012, we announced that we had entered into a definitive agreement to acquire Metropolitan Health Networks, Inc., or Metropolitan, a Management Services Organization, or MSO, that coordinates medical care for Medicare Advantage and Medicaid beneficiaries primarily in Florida. Under the terms of the agreement, we will pay $11.25 per share in cash to acquire all of the outstanding shares of Metropolitan and repay all outstanding debt for an estimated transaction value of approximately $850 million plus transaction expenses. The closing of the transaction is subject to Metropolitan shareholder approval as well as federal and state regulatory approval and is expected to close by the end of the first quarter of 2013. We expect to finance this transaction with a combination of cash and debt.

In October 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, an MSO headquartered in Miami, Florida that coordinates medical care for Medicare Advantage and Medicaid beneficiaries primarily in Florida and Texas.

The Metropolitan and MCCI transactions are expected to provide us with proven integrated care delivery models that have demonstrated scalability to new markets. A substantial portion of the revenues for both Metropolitan and MCCI are derived from services provided to defined sets of Humana Medicare Advantage members under capitation contracts with our health plans. Under these capitation agreements with Humana, Metropolitan and MCCI assume financial risk associated with these Medicare Advantage members.

On July 6, 2012, we acquired SeniorBridge Family Companies, Inc., or SeniorBridge, a chronic-care provider of in-home care for seniors, expanding our existing clinical and home health capabilities and strengthening our offerings for members with complex chronic-care needs. The preliminary allocation of the purchase price resulted in goodwill of $99 million and other intangible assets of $14 million. The goodwill was assigned to the Health and Well-Being Services segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts, trade name, and technology, have a weighted average useful life of 5.2 years.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The purchase price allocations of SeniorBridge, Arcadian, and Anvita are preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets. The results of operations and financial condition of SeniorBridge, Arcadian, and Anvita have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. Acquisition-related costs recognized in connection with these acquisitions were not material. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition was not material to our results of operations.

In addition, during 2012, we have completed or entered into definitive agreements to acquire other health and wellness and technology related businesses which individually or in the aggregate have not had, or are not expected to have, a material impact on our results of operations, financial condition, or cash flows.

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at September 30, 2012 and December 31, 2011, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$545	$18	$0	$563
Mortgage-backed securities	1,836	107	(1)	1,942
Tax-exempt municipal securities	2,688	192	(2)	2,878
Mortgage-backed securities:
Residential	36	1	(1)	36
Commercial	613	45	0	658
Asset-backed securities	36	1	0	37
Corporate debt securities	3,377	406	(2)	3,781

Total debt securities	$9,131	$770	$(6)	$9,895

December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$705	$20	$0	$725
Mortgage-backed securities	1,701	85	(2)	1,784
Tax-exempt municipal securities	2,709	149	(2)	2,856
Mortgage-backed securities:
Residential	46	0	(2)	44
Commercial	356	25	0	381
Asset-backed securities	82	1	0	83
Corporate debt securities	3,329	262	(11)	3,580

Total debt securities	$8,928	$542	$(17)	$9,453

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2012 and December 31, 2011, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$49	$0	$1	$0	$50	$0
Mortgage-backed securities	54	(1)	15	0	69	(1)
Tax-exempt municipal securities	51	(1)	25	(1)	76	(2)
Mortgage-backed securities:
Residential	0	0	4	(1)	4	(1)
Commercial	10	0	0	0	10	0
Asset-backed securities	0	0	7	0	7	0
Corporate debt securities	62	(2)	6	0	68	(2)

Total debt securities	$226	$(4)	$58	$(2)	$284	$(6)

December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$117	$0	$0	$0	$117	$0
Mortgage-backed securities	67	(1)	18	(1)	85	(2)
Tax-exempt municipal securities	53	0	48	(2)	101	(2)
Mortgage-backed securities:
Residential	3	0	24	(2)	27	(2)
Commercial	14	0	0	0	14	0
Asset-backed securities	16	0	4	0	20	0
Corporate debt securities	355	(10)	41	(1)	396	(11)

Total debt securities	$625	$(11)	$135	$(6)	$760	$(17)

Approximately 94% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at September 30, 2012. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At September 30, 2012, 10% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 43% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 57% of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, 21% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at September 30, 2012 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at September 30, 2012.

The percentage of corporate securities associated with the financial services industry was 22.6% at September 30, 2012 and 19.3% at December 31, 2011.

Several European countries, including Spain, Italy, Ireland, Portugal, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these five countries.

All issuers of securities we own that were trading at an unrealized loss at September 30, 2012 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At September 30, 2012, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2012.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Gross realized gains	$10	$5	$26	$16
Gross realized losses	(4)	(3)	(6)	(9)

Net realized capital gains	$6	$2	$20	$7

There were no material other-than-temporary impairments for the three and nine months ended September 30, 2012 or 2011.

The contractual maturities of debt securities available for sale at September 30, 2012, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$393	$396
Due after one year through five years	1,853	1,939
Due after five years through ten years	2,690	2,963
Due after ten years	1,674	1,924
Mortgage and asset-backed securities	2,521	2,673

Total debt securities	$9,131	$9,895

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at September 30, 2012 and December 31, 2011, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2012
Cash equivalents	$897	$897	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	563	0	563	0
Mortgage-backed securities	1,942	0	1,942	0
Tax-exempt municipal securities	2,878	0	2,865	13
Mortgage-backed securities:
Residential	36	0	36	0
Commercial	658	0	658	0
Asset-backed securities	37	0	36	1
Corporate debt securities	3,781	0	3,757	24

Total debt securities	9,895	0	9,857	38

Total invested assets	$10,792	$897	$9,857	$38

December 31, 2011
Cash equivalents	$1,205	$1,205	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	725	0	725	0
Mortgage-backed securities	1,784	0	1,784	0
Tax-exempt municipal securities	2,856	0	2,840	16
Mortgage-backed securities:
Residential	44	0	44	0
Commercial	381	0	381	0
Asset-backed securities	83	0	82	1
Corporate debt securities	3,580	0	3,556	24

Total debt securities	9,453	0	9,412	41

Total invested assets	$10,658	$1,205	$9,412	$41

There were no material transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012 or September 30, 2011.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Level 3 assets had a fair value of $38 million at September 30, 2012, or less than 0.5% of our total invested assets. During the three and nine months ended September 30, 2012 and 2011, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended September 30,
	2012			2011
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Beginning balance at July 1	$25	$15	$40	$31	$21	$52
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	0	0	0	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	(2)	(2)	0	0	0
Settlements	0	0	0	0	0	0

Balance at September 30	$25	$13	$38	$31	$21	$52

	For the nine months ended September 30,
	2012			2011
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$25	$16	$41	$14	$52	$66
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	0	0	0	0	2	2
Purchases	0	0	0	17	0	17
Sales	0	(3)	(3)	0	(33)	(33)
Settlements	0	0	0	0	0	0

Balance at September 30	$25	$13	$38	$31	$21	$52

Financial Liabilities

Our long-term debt, recorded at carrying value in our consolidated balance sheets, was $1,616 million at September 30, 2012 and $1,659 million at December 31, 2011. The fair value of our long-term debt was $1,872 million at September 30, 2012 and $1,834 million at December 31, 2011. The fair value of our long-term debt is determined based on Level 2 inputs including quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As disclosed in Note 3, we completed our acquisitions of SeniorBridge, Arcadian, Anvita, and other companies during 2012 and 2011. The preliminary values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets can be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2012 or 2011.

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D as of September 30, 2012 and December 31, 2011. Amounts included below relating to the 2011 contract year for the net risk corridor payable of $289 million and the CMS subsidies receivable of $376 million at September 30, 2012 are expected to be settled in the fourth quarter of 2012.

	September 30, 2012		December 31, 2011
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$38	$654	$2	$363
Trade accounts payable and accrued expenses	(428)	(155)	(331)	(139)

Net current (liability) asset	$(390)	$499	$(329)	$224

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2012 were as follows:

	Retail	Employer Group	Health & Well-Being Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2012	$754	$62	$1,867	$57	$2,740
Acquisitions	46	0	136	40	222

Balance at September 30, 2012	$800	$62	$2,003	$97	$2,962

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2012 and December 31, 2011:

	Weighted Average Life	September 30, 2012			December 31, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/relationships	10.3 yrs	$484	$215	$269	$429	$182	$247
Trade names and technology	14.4 yrs	147	16	131	135	6	129
Provider contracts	15.1 yrs	51	18	33	44	15	29
Noncompetes and other	6.9 yrs	49	17	32	40	10	30

Total other intangible assets	11.2 yrs	$731	$266	$465	$648	$213	$435

Amortization expense for other intangible assets was approximately $53 million for the nine months ended September 30, 2012 and $40 million for the nine months ended September 30, 2011. The following table presents our estimate of amortization expense for 2012 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2012	$72
2013	72
2014	67
2015	59
2016	53
2017	44

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in millions except per common share results, number of shares in thousands)
Net income available for common stockholders	$426	$445	$1,030	$1,220

Weighted average outstanding shares of common stock used to compute basic earnings per common share	160,639	164,121	162,391	166,138
Dilutive effect of:
Employee stock options	431	895	629	962
Restricted stock	1,348	1,564	1,362	1,458

Shares used to compute diluted earnings per common share	162,418	166,580	164,382	168,558

Basic earnings per common share	$2.65	$2.71	$6.34	$7.34

Diluted earnings per common share	$2.62	$2.67	$6.27	$7.24

Number of antidilutive stock options and restricted stock excluded from computation	758	168	799	1,017

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. STOCKHOLDERS’ EQUITY

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2012:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41

In October 2012, the Board of Directors declared a cash dividend of $0.26 per share payable on January 25, 2013 to stockholders of record as of the close of business on December 31, 2012.

Stock Repurchases

In April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2014. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the nine months ended September 30, 2011, we repurchased 6.76 million shares in open market transactions for $492 million at an average price of $72.75 under previously approved share repurchase authorizations. During the nine months ended September 30, 2012, we repurchased 1.15 million shares in open market transactions for $100 million at an average price of $86.95 under a previously approved share repurchase authorization and we repurchased 5.10 million shares in open market transactions for $360 million at an average price of $70.66 under the new authorization. As of October 31, 2012, the remaining authorized amount under the new authorization totaled $640 million.

In connection with employee stock plans, we acquired 0.6 million common shares for $53 million and 0.8 million common shares for $49 million during the nine months ended September 30, 2012 and 2011, respectively.

10. INCOME TAXES

The effective income tax rate was 36.9% for the three months ended September 30, 2012, compared to 36.3% for the three months ended September 30, 2011. For the nine months ended September 30, 2012 the effective tax rate was 36.8%, compared to 36.5% for the nine months ended September 30, 2011.

11. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 71% of our total premiums and services revenue for the nine months ended September 30, 2012, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2013, and all of our product offerings filed with CMS for 2013 have been approved.

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims.

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

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for a Medicare Advantage contract, if any, the results of the audit sample will be extrapolated to the entire Medicare Advantage contract based upon a comparison to “benchmark” audit data in the government fee-for-service program. This comparison to the government program benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set provides the basis for Medicare Advantage plans risk adjustment to payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between Medicare Advantage plans and the government fee-for-service program data (such as for frequency of coding for certain diagnoses in Medicare Advantage plan data versus the government program data set).

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

At September 30, 2012, our Military services business, which accounted for approximately 4% of our total premiums and services revenue for the nine months ended September 30, 2012, primarily consisted of the TRICARE South Region contract. On April 1, 2012, we began delivering services under the new TRICARE South

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option.

Our Medicaid business, which accounted for approximately 3% of our total premiums and services revenue for the nine months ended September 30, 2012, primarily consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us contracts for the East, Southeast, and Southwest regions for a three-year term through June 30, 2013.

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

On December 16, 2010, an individual filed a qui tam suit captioned United States of America ex rel. Marc Osheroff v. Humana et al. in the Southern District of Florida, against us, several of our health plan subsidiaries, and certain other companies that operate medical centers in Miami-Dade County, Florida. After the U.S. government declined to intervene, the Court ordered the complaint unsealed, and the individual plaintiff amended his complaint and served the Company on December 8, 2011. The amended complaint alleges certain civil violations by our CAC Medical Centers in Florida, including offering various amenities such as transportation and meals, to Medicare and dual eligible individuals in our community center settings. The amended complaint also alleges civil violations by our Medicare Advantage health plans in Florida, arising from the alleged activities of our CAC Medical Centers and the codefendants in the complaint. The amended complaint seeks damages and penalties on behalf of the United States under the Anti-Inducement and Anti-Kickback Statutes and the False Claims Act. On September 28, 2012, the Court dismissed, with prejudice, all causes of action that were asserted in the suit, and the individual plaintiff has asked the Court to reconsider its decision.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

payments, privacy issues, utilization management practices, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. Under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government including, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own. We also are subject to allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Our Health and Well-Being Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of RightSourceRx®, our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Services revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, selecting and establishing prices charged by retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Health and Well-Being Services segment reports revenues on a gross basis, including co-share amounts from members collected by third party retail pharmacies at the point of service.

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.2 billion and $1.1 billion for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, these amounts were $3.5 billion and $3.1 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Health and Well-Being Services segment delivering benefits to our members, primarily associated with our pharmacy operations, are included with benefits expense. The amount of this expense was $3 million and $7 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the amount of this expense was $20 million and $24 million, respectively.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and nine months ended September 30, 2012 and 2011:

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Three months ended September 30, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$5,203	$1,023	$0	$0	$0	$6,226
Medicare stand-alone PDP	635	2	0	64	0	701

Total Medicare	5,838	1,025	0	64	0	6,927

Fully-insured	255	1,256	0	0	0	1,511
Specialty	45	271	0	0	0	316
Military services	0	0	0	69	0	69
Medicaid and other	0	0	0	265	0	265

Total premiums	6,138	2,552	0	398	0	9,088

Services revenue:
Provider	0	0	271	0	0	271
ASO and other	6	88	0	99	0	193
Pharmacy	0	0	3	0	0	3

Total services revenue	6	88	274	99	0	467

Total revenues—external customers	6,144	2,640	274	497	0	9,555

Intersegment revenues
Services	1	3	2,324	0	(2,328)	0
Products	0	0	602	0	(602)	0

Total intersegment revenues	1	3	2,926	0	(2,930)	0

Investment income	19	11	0	14	52	96

Total revenues	6,164	2,654	3,200	511	(2,878)	9,651

Operating expenses:
Benefits	5,049	2,178	0	332	(92)	7,467
Operating costs	658	413	3,028	125	(2,816)	1,408
Depreciation and amortization	33	20	24	4	(6)	75

Total operating expenses	5,740	2,611	3,052	461	(2,914)	8,950

Income from operations	424	43	148	50	36	701
Interest expense	0	0	0	0	26	26

Income before income taxes	$424	$43	$148	$50	$10	$675

Benefit expenses for the three months ended September 30, 2012 included favorable prior-year medical claims reserve development not in the ordinary course of business of an estimated $38 million in our Retail segment, $14 million in our Employer Group segment, and $2 million for our Other Businesses.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Three months ended September 30, 2011
Revenues—external customers
Premiums:
Medicare Advantage	$4,566	$803	$0	$0	$0	$5,369
Medicare stand-alone PDP	579	2	0	43	0	624

Total Medicare	5,145	805	0	43	0	5,993

Fully-insured	221	1,185	0	0	0	1,406
Specialty	33	235	0	0	0	268
Military services	0	0	0	944	0	944
Medicaid and other	0	0	0	241	0	241

Total premiums	5,399	2,225	0	1,228	0	8,852

Services revenue:
Provider	0	0	233	0	0	233
ASO and other	5	89	0	26	0	120
Pharmacy	0	0	3	0	0	3

Total services revenue	5	89	236	26	0	356

Total revenues—external customers	5,404	2,314	236	1,254	0	9,208

Intersegment revenues
Services	0	4	2,130	0	(2,134)	0
Products	0	0	461	0	(461)	0

Total intersegment revenues	0	4	2,591	0	(2,595)	0

Investment income	19	12	0	15	47	93

Total revenues	5,423	2,330	2,827	1,269	(2,548)	9,301

Operating expenses:
Benefits	4,249	1,857	0	1,117	(76)	7,147
Operating costs	603	406	2,723	121	(2,492)	1,361
Depreciation and amortization	30	21	21	2	(7)	67

Total operating expenses	4,882	2,284	2,744	1,240	(2,575)	8,575

Income from operations	541	46	83	29	27	726
Interest expense	0	0	0	0	27	27

Income before income taxes	$541	$46	$83	$29	$0	$699

Benefit expenses for the three months ended September 30, 2011 included favorable prior-year medical claims reserve development not in the ordinary course of business of an estimated $32 million in our Retail segment and $9 million in our Employer Group segment, partially offset by unfavorable prior-year medical claims reserve development of an estimated $7 million for our Other Businesses.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Nine months ended September 30, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$15,604	$3,059	$0	$0	$0	$18,663
Medicare stand-alone PDP	1,967	6	0	203	0	2,176

Total Medicare	17,571	3,065	0	203	0	20,839

Fully-insured	749	3,745	0	0	0	4,494
Specialty	125	793	0	0	0	918
Military services	0	0	0	1,006	0	1,006
Medicaid and other	0	0	0	772	0	772

Total premiums	18,445	7,603	0	1,981	0	28,029

Services revenue:
Provider	0	0	749	0	0	749
ASO and other	17	266	0	208	0	491
Pharmacy	0	0	11	0	0	11

Total services revenue	17	266	760	208	0	1,251

Total revenues—external customers	18,462	7,869	760	2,189	0	29,280

Intersegment revenues
Services	2	11	7,187	0	(7,200)	0
Products	0	0	1,777	0	(1,777)	0

Total intersegment revenues	2	11	8,964	0	(8,977)	0

Investment income	58	31	0	43	157	289

Total revenues	18,522	7,911	9,724	2,232	(8,820)	29,569

Operating expenses:
Benefits	15,609	6,316	0	1,844	(300)	23,469
Operating costs	1,911	1,257	9,246	364	(8,603)	4,175
Depreciation and amortization	96	60	67	12	(17)	218

Total operating expenses	17,616	7,633	9,313	2,220	(8,920)	27,862

Income from operations	906	278	411	12	100	1,707
Interest expense	0	0	0	0	78	78

Income before income taxes	$906	$278	$411	$12	$22	$1,629

Benefit expenses for the nine months ended September 30, 2012 included favorable prior-year medical claims reserve development not in the ordinary course of business of an estimated $95 million in our Retail segment and $11 million for our Other Businesses, partially offset by unfavorable prior-year medical claims reserve development of an estimated $4 million in our Employer Group segment. In addition, benefit expenses for our Other Businesses for the nine months ended September 30, 2012 included expense of approximately $46 million for a litigation settlement associated with our Military services business.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Nine months ended September 30, 2011
Revenues—external customers
Premiums:
Medicare Advantage	$13,646	$2,363	$0	$0	$0	$16,009
Medicare stand-alone PDP	1,737	6	0	196	0	1,939

Total Medicare	15,383	2,369	0	196	0	17,948

Fully-insured	628	3,601	0	0	0	4,229
Specialty	89	698	0	0	0	787
Military services	0	0	0	2,802	0	2,802
Medicaid and other	0	0	0	702	0	702

Total premiums	16,100	6,668	0	3,700	0	26,468

Services revenue:
Provider	0	0	670	0	0	670
ASO and other	12	269	0	76	0	357
Pharmacy	0	0	8	0	0	8

Total services revenue	12	269	678	76	0	1,035

Total revenues—external customers	16,112	6,937	678	3,776	0	27,503

Intersegment revenues
Services	0	10	6,325	0	(6,335)	0
Products	0	0	1,330	0	(1,330)	0

Total intersegment revenues	0	10	7,655	0	(7,665)	0

Investment income	57	36	0	40	140	273

Total revenues	16,169	6,983	8,333	3,816	(7,525)	27,776

Operating expenses:
Benefits	13,193	5,409	0	3,375	(216)	21,761
Operating costs	1,626	1,217	8,004	351	(7,388)	3,810
Depreciation and amortization	89	64	61	7	(20)	201

Total operating expenses	14,908	6,690	8,065	3,733	(7,624)	25,772

Income from operations	1,261	293	268	83	99	2,004
Interest expense	0	0	0	0	82	82

Income before income taxes	$1,261	$293	$268	$83	$17	$1,922

Benefit expenses for the nine months ended September 30, 2011 included favorable prior-year medical claims reserve development not in the ordinary course of business of an estimated $104 million in our Retail segment, $42 million in our Employer Group segment, and $5 million for our Other Businesses.

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

2012 Highlights

Consolidated

•

Our results for the three and nine months ended September 30, 2012, were significantly impacted by a higher benefit ratio. The consolidated benefit ratio increased 150 basis points to 82.2% for the three months ended September 30, 2012 and increased 150 basis points to 83.7% for the nine months ended September 30, 2012 compared to the same periods in 2011. The increases primarily were due to increases in the Retail segment benefit ratios primarily associated with our individual Medicare Advantage products discussed in our Retail segment highlights that follow.

•

Comparisons to 2011 are impacted by benefit expenses incurred related to the settlement of litigation associated with our Military services business during the nine months ended September 30, 2012 and favorable prior-year medical claims reserve development not in the ordinary course of business that was higher in the three months ended September 30, 2012 than in the three months ended September 30, 2011 and lower in the nine months ended September 30, 2012 than in the nine months end September 30, 2011.

•

As announced in March 2012, we entered into a strategic alliance with CareSource to more effectively serve Medicare and Medicaid beneficiaries – particularly people who qualify for both the federal Medicare program and state-based Medicaid programs. In August 2012, the Ohio Department of Job and Family Services announced that the alliance would be serving people who qualify for both Medicaid and Medicare in three Ohio regions as part of the state’s new Integrated Care Delivery System. On October 4, 2012, we announced that we had been selected by the Kentucky Cabinet of Health and Family Services to participate in its comprehensive managed Medicaid program for Medicaid recipients residing in a 16-county region including Louisville, Kentucky, the state’s largest city.

Retail

•

As discussed in the detailed Retail segment results of operations discussion that follows, we experienced a significant increase in the benefit ratio in the Retail segment, with the segment’s benefit ratio increasing 360 basis points to 82.3% for the three months ended September 30, 2012 and increasing 270 basis points to 84.6% for the nine months ended September 30, 2012. These increases primarily were due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements and a higher individual Medicare Advantage benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids.

•

Individual Medicare Advantage membership of 1,911,800 at September 30, 2012 increased 271,500 members, or 16.6%, from 1,640,300 at December 31, 2011 and increased 298,400 members, or 18.5%, from 1,613,400 at September 30, 2011 primarily due to the annual enrollment period associated with the 2012 plan year. We acquired approximately 62,600 members with Arcadian Management Services, Inc., or Arcadian, effective March 31, 2012, discussed below, and 12,100 members with another acquisition effective December 30, 2011.

•

Individual Medicare stand-alone PDP membership of 2,947,200 at September 30, 2012 increased 406,800 members, or 16.0%, from 2,540,400 at December 31, 2011 and increased 469,100, or 18.9%, from 2,478,100 at September 30, 2011, primarily due to growth in our national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., the Humana Walmart-Preferred Rx Plan.

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

•

On April 2, 2012, CMS announced that it is estimating an annual payment benchmark growth rate for Medicare of 3.07% for 2013. Together with other technical components of the rate change from CMS, we estimate that our average 2013 premium rate change from CMS will be relatively flat. We believe we can effectively design Medicare Advantage products based upon this level of rate increase while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. In addition, we will continue to pursue our cost-reduction and outcome-enhancing strategies, including care coordination and disease management, which we believe will mitigate the adverse effects of the rates on our Medicare Advantage members. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

Employer Group Segment

•

Fully-insured group Medicare Advantage membership of 367,900 at September 30, 2012 increased 77,300 members, or 26.6%, from 290,600 at December 31, 2011 and increased 80,000 members, or 27.8%, from 287,900 at September 30, 2011 primarily due to the January 2012 addition of a new large group account.

Health and Well-Being Services Segment

•

On November 5, 2012, we announced that we had entered into a definitive agreement to acquire Metropolitan Health Networks, Inc., or Metropolitan, a Management Services Organization, or MSO, that coordinates medical care for Medicare Advantage and Medicaid beneficiaries primarily in Florida. Under the terms of the agreement, we will pay $11.25 per share in cash to acquire all of the outstanding shares of Metropolitan and repay all outstanding debt for an estimated transaction value of approximately $850 million plus transaction expenses. The closing of the transaction is subject to Metropolitan shareholder approval as well as federal and state regulatory approval and is expected to close by the end of the first quarter of 2013. We expect to finance this transaction with a combination of cash and debt.

In October 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, an MSO headquartered in Miami, Florida that coordinates medical care for Medicare Advantage and Medicaid beneficiaries primarily in Florida and Texas.

The Metropolitan and MCCI transactions are expected to provide us with proven integrated care delivery models that have demonstrated scalability to new markets. A substantial portion of the revenues for both Metropolitan and MCCI are derived from services provided to defined sets of Humana Medicare Advantage members under capitation contracts with our health plans. Under these capitation agreements with Humana, Metropolitan and MCCI assume financial risk associated with these Medicare Advantage members.

•

On July 6, 2012, we acquired SeniorBridge Family Companies, Inc., or SeniorBridge, a chronic-care provider of in-home care for seniors, expanding our existing clinical and home health capabilities and strengthening our offerings for members with complex chronic-care needs.

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

Health Insurance Reform

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on some provisions of the Health Insurance Reform Legislation have been issued to date by the Department of Health and Human Services (HHS), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, there are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

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

In addition, certain provisions in the Health Insurance Reform Legislation tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Initially quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three Star plans for a three year period through 2014. Recent Star Ratings issued by CMS indicated that 99% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2014, up from 98% in 2013, with 40% of our Medicare Advantage members in plans with an overall Star Rating of four or more stars, including one five star plan, exclusive of those recently acquired, including Arcadian. Plans that earn an overall Star Rating of five are immediately eligible to enroll members year round. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for bonus money. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation. Congress may also withhold the funding necessary to implement the Health Insurance Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In particular, implementing regulations and related guidance are forthcoming on various aspects of the minimum benefit ratio requirement’s applicability to Medicare, including aggregation, credibility thresholds, and its possible application to prescription drug plans. The response of other companies to the Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible federal premium tax and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible federal premium tax and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy and behavioral health services, to our Retail and Employer Group customers and are described in Note 12 to the condensed consolidated financial statements.

Comparison of Results of Operations for 2012 and 2011

The following discussion primarily deals with our results of operations for the three months ended September 30, 2012, or the 2012 quarter, the three months ended September 30, 2011, or the 2011 quarter, the nine months ended September 30, 2012, or the 2012 period, and the nine months ended September 30, 2011, or the 2011 period.

Consolidated

	For the three months ended September 30,		Change
	2012	2011	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$6,138	$5,399	$739	13.7%
Employer Group	2,552	2,225	327	14.7%
Other Businesses	398	1,228	(830)	(67.6)%

Total premiums	9,088	8,852	236	2.7%

Services:
Retail	6	5	1	20.0%
Employer Group	88	89	(1)	(1.1)%
Health and Well-Being Services	274	236	38	16.1%
Other Businesses	99	26	73	280.8%

Total services	467	356	111	31.2%

Investment income	96	93	3	3.2%

Total revenues	9,651	9,301	350	3.8%

Operating expenses:
Benefits	7,467	7,147	320	4.5%
Operating costs	1,408	1,361	47	3.5%
Depreciation and amortization	75	67	8	11.9%

Total operating expenses	8,950	8,575	375	4.4%

Income from operations	701	726	(25)	(3.4)%
Interest expense	26	27	(1)	(3.7)%

Income before income taxes	675	699	(24)	(3.4)%
Provision for income taxes	249	254	(5)	(2.0)%

Net income	$426	$445	$(19)	(4.3)%

Diluted earnings per common share	$2.62	$2.67	$(0.05)	(1.9)%

Benefit ratio(a)	82.2%	80.7%		1.5%
Operating cost ratio(b)	14.7%	14.8%		(0.1)%
Effective tax rate	36.9%	36.3%		0.6%

(a)	Represents total benefit expenses as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

	For the nine months ended September 30,		Change
	2012	2011	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$18,445	$16,100	$2,345	14.6%
Employer Group	7,603	6,668	935	14.0%
Other Businesses	1,981	3,700	(1,719)	(46.5)%

Total premiums	28,029	26,468	1,561	5.9%

Services:
Retail	17	12	5	41.7%
Employer Group	266	269	(3)	(1.1)%
Health and Well-Being Services	760	678	82	12.1%
Other Businesses	208	76	132	173.7%

Total services	1,251	1,035	216	20.9%

Investment income	289	273	16	5.9%

Total revenues	29,569	27,776	1,793	6.5%

Operating expenses:
Benefits	23,469	21,761	1,708	7.8%
Operating costs	4,175	3,810	365	9.6%
Depreciation and amortization	218	201	17	8.5%

Total operating expenses	27,862	25,772	2,090	8.1%

Income from operations	1,707	2,004	(297)	(14.8)%
Interest expense	78	82	(4)	(4.9)%

Income before income taxes	1,629	1,922	(293)	(15.2)%
Provision for income taxes	599	702	(103)	(14.7)%

Net income	$1,030	$1,220	$(190)	(15.6)%

Diluted earnings per common share	$6.27	$7.24	$(0.97)	(13.4)%

Benefit ratio(a)	83.7%	82.2%		1.5%
Operating cost ratio(b)	14.3%	13.9%		0.4%
Effective tax rate	36.8%	36.5%		0.3%

(a)	Represents total benefit expenses as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $426 million, or $2.62 per diluted common share, in the 2012 quarter compared to $445 million, or $2.67 per diluted common share, in the 2011 quarter. Net income was $1.0 billion, or $6.27 per diluted common share, in the 2012 period compared to $1.2 billion, or $7.24 per diluted common share, in the 2011 period. The decreases primarily were due to lower operating results in the Retail segment, partially offset by improved operating results in the Health and Well-Being Services segment. During the 2012 quarter and period, we experienced a significant increase in the Retail segment benefit ratio primarily associated with our individual Medicare Advantage products primarily due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements and a higher benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids. Our diluted earnings per common share for the 2012 period included $0.18 per diluted common share for benefit expenses related to the settlement of a litigation matter associated with our Military services business. In addition, our diluted earnings per common share included the beneficial impact of favorable prior-year medical claims reserve development of approximately $0.21 per diluted common share for the 2012 quarter compared to $0.13 per diluted common share for the 2011 quarter. For the 2012 period, our diluted earnings per common share included the beneficial impact of favorable prior-year medical claims reserve development of approximately $0.39 per diluted common share compared to $0.57 per diluted common share for the 2011 period.

Premiums

Consolidated premiums increased $236 million, or 2.7%, from the 2011 quarter to $9.1 billion for the 2012 quarter, and increased $1.6 billion, or 5.9%, from the 2011 period to $28.0 billion for the 2012 period. These increases primarily were due to increases in both Retail and Employer Group segment premiums primarily driven by higher average individual and group Medicare Advantage membership, partially offset by lower premiums for our Other Businesses due to the transition to the new TRICARE South Region contract. As discussed previously, on April 1, 2012, we began delivering services under the new TRICARE South Region contract that the TMA awarded to us on February 25, 2011. We account for revenues under the new contract net of estimated healthcare costs similar to an administrative services fee only agreement, and as such there are no premiums recognized under the new contract. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and increases in average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services Revenue

Consolidated services revenue increased $111 million, or 31.2%, from the 2011 quarter to $467 million for the 2012 quarter, and increased $216 million, or 20.9%, from the 2011 period to $1.3 billion for the 2012 period. These increases primarily were due to increased services revenue for our Other Businesses due to the transition to the new TRICARE South Region contract on April 1, 2012 discussed above, and an increase in services revenue in our Health and Well-Being Services segment from growth in our Concentra operations and the acquisition of SeniorBridge on July 6, 2012.

Investment Income

Investment income totaled $96 million for the 2012 quarter, an increase of $3 million from the 2011 quarter. For the 2012 period, investment income totaled $289 million, an increase of $16 million, or 5.9%, from the 2011 period. These increases primarily reflect capital gains realized in the 2012 quarter and period.

Benefit Expenses

Consolidated benefit expenses were $7.5 billion for the 2012 quarter, an increase of $320 million, or 4.5%, from the 2011 quarter. For the 2012 period, consolidated benefit expenses were $23.5 billion, an increase of $1.7 billion, or 7.8%, from the 2011 period. These increases primarily were due to an $800 million, or 18.8%, increase in Retail segment benefit expenses from the 2011 quarter to the 2012 quarter, and a $2.4 billion, or 18.3%, increase in Retail segment benefit expenses from the 2011 period to the 2012 period, primarily driven by an increase in the average number of individual Medicare members. These increases were partially offset by a decrease in benefit expenses for Other Businesses primarily due to the transition to the new administrative services only TRICARE South Region contract on April 1, 2012. We do not record benefit expenses under the new contract.

The consolidated benefit ratio for the 2012 quarter was 82.2%, a 150 basis point increase from the 2011 quarter. The consolidated benefit ratio for the 2012 period was 83.7%, a 150 basis point increase from the 2011 period. These increases primarily were due to increases in both the Retail and Employer Group segments benefit ratios as described further in our segment results discussion that follows. Year-over-year quarterly comparisons of the consolidated benefit ratio were favorably impacted by 20 basis points and year-over-year period comparisons were favorably impacted by 30 basis points due to the continued growth of our Health & Well-Being Services segment and the related savings realized on a consolidated basis from providing these services directly to our members at fair market value rather than through a third party.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $47 million, or 3.5%, during the 2012 quarter compared to the 2011 quarter, and increased $365 million, or 9.6%, during the 2012 period compared to the 2011 period. The increases primarily were due to an increase in operating costs in our Retail Segment as a result of Medicare Advantage growth.

The consolidated operating cost ratio for the 2012 quarter was 14.7%, improving 10 basis points from the 2011 quarter primarily reflecting substantially improved operating leverage nearly offset by the impact of the new TRICARE South Region contract being accounted for as an administrative services fee only arrangement. For the 2012 period the consolidated operating cost ratio was 14.3%, increasing 40 basis points from the 2011 period as the negative impact of the new TRICARE South Region contract being accounted for as an administrative services fee only arrangement was partially offset by improved operating leverage.

Depreciation and Amortization

Depreciation and amortization for the 2012 quarter totaled $75 million, an increase of $8 million, or 11.9%, from the 2011 quarter. For the 2012 period, depreciation and amortization of $218 million increased $17 million, or 8.5%, from the 2011 period. These increases primarily were due to increased amortization expense in the 2012 quarter and period as a result of the acquisitions of Anvita in the fourth quarter of 2011, Arcadian in the first quarter of 2012, and other health and wellness businesses during 2012.

Interest Expense

Interest expense was $26 million for the 2012 quarter compared to $27 million for the 2011 quarter. Interest expense was $78 million for the 2012 period compared to $82 million for the 2011 period. In March 2012, we repaid $36 million of junior subordinated debt that carried a higher interest rate than our senior notes.

Income Taxes

Our effective tax rate during the 2012 quarter was 36.9%, comparable to the effective tax rate of 36.3% in the 2011 quarter. For the 2012 period, our effective tax rate was 36.8%, comparable to the effective tax rate of 36.5% in the 2011 period.

Retail Segment

	September 30,		Change
	2012	2011	Members	Percentage
Membership:

Medical membership:
Individual Medicare Advantage	1,911,800	1,613,400	298,400	18.5%
Individual Medicare stand-alone PDP	2,947,200	2,478,100	469,100	18.9%

Total individual Medicare	4,859,000	4,091,500	767,500	18.8%
Individual commercial	518,600	480,700	37,900	7.9%

Total individual medical members	5,377,600	4,572,200	805,400	17.6%

Individual specialty membership (a)	940,800	755,600	185,200	24.5%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$5,203	$4,566	$637	14.0%
Individual Medicare stand-alone PDP	635	579	56	9.7%

Total individual Medicare	5,838	5,145	693	13.5%
Individual commercial	255	221	34	15.4%
Individual specialty	45	33	12	36.4%

Total premiums	6,138	5,399	739	13.7%

Services	6	5	1	20.0%

Total premiums and services revenue	$6,144	$5,404	$740	13.7%

Income before income taxes	$424	$541	$(117)	(21.6)%
Benefit ratio	82.3%	78.7%		3.6%
Operating cost ratio	10.7%	11.2%		(0.5)%

	For the nine months ended September 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$15,604	$13,646	$1,958	14.3%
Individual Medicare stand-alone PDP	1,967	1,737	230	13.2%

Total individual Medicare	17,571	15,383	2,188	14.2%
Individual commercial	749	628	121	19.3%
Individual specialty	125	89	36	40.4%

Total premiums	18,445	16,100	2,345	14.6%

Services	17	12	5	41.7%

Total premiums and services revenue	$18,462	$16,112	$2,350	14.6%

Income before income taxes	$906	$1,261	$(355)	(28.2)%
Benefit ratio	84.6%	81.9%		2.7%
Operating cost ratio	10.3%	10.1%		0.2%

Pretax Results

•

Retail segment pretax income was $424 million in the 2012 quarter, a decrease of $117 million, or 21.6%, compared to $541 million in the 2011 quarter primarily due to an increase in the benefit ratio partially offset by improvement in the operating cost ratio. Retail segment pretax income was $906 million in the 2012 period, a decrease of $355 million, or 28.2%, compared to $1.3 billion in the 2011 period primarily driven by year-over-year increases in both the benefit ratio and operating cost ratio for the 2012 period.

Enrollment

•

Individual Medicare Advantage membership increased 298,400 members, or 18.5%, from September 30, 2011 to September 30, 2012 primarily due to the annual enrollment period associated with the 2012 plan year as well as age-in enrollment throughout the year. We acquired approximately 62,600 members with Arcadian effective March 31, 2012 and 12,100 members with another acquisition effective December 30, 2011. As discussed previously, we expect to divest approximately 12,600 members acquired with Arcadian effective January 1, 2013 in accordance with our agreement with the United States Department of Justice.

•

Individual Medicare stand-alone PDP membership increased 469,100 members, or 18.9%, from September 30, 2011 to September 30, 2012 primarily from growth in our low-price-point Humana Walmart-Preferred Rx Plan offering.

•	Individual commercial medical membership increased 37,900 members, or 7.9%, from September 30, 2011 to September 30, 2012.

•	Individual specialty membership increased 185,200 members, or 24.5%, from September 30, 2011 to September 30, 2012 primarily driven by increased sales in dental offerings.

Premiums

•

Retail segment premiums increased $739 million, or 13.7%, from the 2011 quarter to the 2012 quarter and increased $2.3 billion, or 14.6%, from the 2011 period to the 2012 period. The increases primarily were due to an 18.4% and 17.3% increase for the 2012 quarter and period, respectively, in average individual Medicare Advantage membership compared to the 2011 quarter and period. Individual Medicare Advantage per member premiums decreased approximately 4% and 3% in the 2012 quarter and period, respectively, compared to the 2011 quarter and period primarily driven by a higher percentage of members that aged-in that generally carry a lower risk score than other members and accordingly a lower premium per member as well as lower per member premiums for members acquired in connection with the Arcadian acquisition effective March 31, 2012. In addition, individual Medicare stand-alone PDP premiums revenue increased $56 million, or 9.7%, from the 2011 quarter to the 2012 quarter and increased $230 million, or 13.2%, from the 2011 period to the 2012 period. These increases primarily were due to a 19.3% and 20.7% increase for the 2012 quarter and period, respectively, in average individual PDP membership compared to the 2011 quarter and period.

Benefit expenses

•

The Retail segment benefit ratio increased 360 basis points from 78.7% in the 2011 quarter to 82.3% in the 2012 quarter. The Retail segment benefit ratio increased 270 basis points from 81.9% in the 2011 period to 84.6% in the 2012 period. During the 2012 quarter and period, we experienced a significant increase in the benefit ratio for our individual Medicare Advantage products primarily due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements, a higher benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids, and increased outpatient utilization for both new and existing members. In addition, the 2012 period reflects a year-over-year increase in clinicians and other health care quality expenditures given our continuing growth in membership.

•

The Retail segment’s benefit expenses included the beneficial effect of an estimated $38 million in favorable prior-year medical claims reserve development in the 2012 quarter and $32 million in the 2011 quarter. Favorable reserve development decreased the Retail segment benefit ratio by approximately 60 basis points in both the 2012 and 2011 quarters. For the 2012 period, the Retail segment’s benefit expenses included the beneficial effect of an estimated $95 million in favorable prior-year medical claims reserve development versus $104 million in the 2011 period. Favorable reserve development decreased the Retail segment benefit ratio by approximately 50 basis points in the 2012 period and 70 basis points in the 2011 period.

Operating costs

•

The Retail segment operating cost ratio of 10.7% for the 2012 quarter improved 50 basis points from 11.2% for the 2011 quarter primarily as a result of scale efficiencies associated with servicing higher year-over-year membership in every line of Retail business together with our continued focus on operating cost efficiencies. The Retail segment operating cost ratio of 10.3% for the 2012 period increased 20 basis points from 10.1% for the 2011 period primarily reflecting higher year-over-year clinical, provider, and technological infrastructure spending.

Employer Group Segment

	September 30,		Change
	2012	2011	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,204,500	1,181,300	23,200	2.0%
ASO	1,231,100	1,287,000	(55,900)	(4.3)%

Group Medicare Advantage	367,900	287,900	80,000	27.8%
Medicare Advantage ASO	27,800	27,600	200	0.7%

Total group Medicare Advantage	395,700	315,500	80,200	25.4%

Group Medicare stand-alone PDP	4,400	4,200	200	4.8%

Total group Medicare	400,100	319,700	80,400	25.1%

Total group medical members	2,835,700	2,788,000	47,700	1.7%

Group specialty membership (a)	7,088,600	6,419,300	669,300	10.4%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,256	$1,185	$71	6.0%

Group Medicare Advantage	1,023	803	220	27.4%
Group Medicare stand-alone PDP	2	2	0	0.0%

Total group Medicare	1,025	805	220	27.3%
Group specialty	271	235	36	15.3%

Total premiums	2,552	2,225	327	14.7%

Services	88	89	(1)	(1.1)%

Total premiums and services revenue	$2,640	$2,314	$326	14.1%

Income before income taxes	$43	$46	$(3)	(6.5)%
Benefit ratio	85.3%	83.5%		1.8%
Operating cost ratio	15.6%	17.5%		(1.9)%

	For the nine months ended September 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$3,745	$3,601	$144	4.0%

Group Medicare Advantage	3,059	2,363	696	29.5%
Group Medicare stand-alone PDP	6	6	0	0.0%

Total group Medicare	3,065	2,369	696	29.4%
Group specialty	793	698	95	13.6%

Total premiums	7,603	6,668	935	14.0%

Services	266	269	(3)	(1.1)%

Total premiums and services revenue	$7,869	$6,937	$932	13.4%

Income before income taxes	$278	$293	$(15)	(5.1)%
Benefit ratio	83.1%	81.1%		2.0%
Operating cost ratio	16.0%	17.5%		(1.5)%

Pretax Results

•

Employer Group segment pretax income decreased $3 million, or 6.5%, from the 2011 quarter to $43 million in the 2012 quarter. Employer Group segment pretax income was $278 million in the 2012 period, a decrease of $15 million, or 5.1%, compared to $293 million in the 2011 period. These decreases primarily reflect an increase in the benefit ratio partially offset by improvement in the operating cost ratio as described below.

Enrollment

•

Fully-insured commercial group medical membership increased 23,200 members, or 2.0%, from September 30, 2011 to September 30, 2012 primarily due to growth in small group membership partially offset by declines in large group business.

•

Fully-insured group Medicare Advantage membership increased 80,000 members, or 27.8%, from September 30, 2011 to September 30, 2012 primarily due to the January 2012 addition of a new large group account.

•

Group ASO commercial medical membership decreased 55,900 members, or 4.3%, from September 30, 2011 to September 30, 2012 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership increased 669,300 members, or 10.4%, from September 30, 2011 to September 30, 2012 primarily due to continued cross-selling of our specialty products to our medical membership and growth in stand-alone specialty product sales.

Premiums

•

Employer Group segment premiums increased $327 million, or 14.7%, from the 2011 quarter to $2.6 billion for the 2012 quarter and increased $935 million, or 14.0%, from the 2011 period to $7.6 billion for the 2012 period primarily due to higher average group Medicare Advantage membership. In addition, the 2012 period included the beneficial effect of approximately $25 million associated with updating estimates regarding calculations of 2011 premium rebates payable associated with minimum benefit ratios required under the Health Insurance Reform Legislation. This change in estimate was attributable to the refinement of the state-level calculations based on the run out of claims during 2012.

Benefit expenses

•

The Employer Group segment benefit ratio increased 180 basis points from 83.5% in the 2011 quarter to 85.3% in the 2012 quarter. The Employer Group segment benefit ratio increased 200 basis points from 81.1% in the 2011 period to 83.1% in the 2012 period. Excluding the impact of prior-year medical claims reserve development discussed below, these increases were primarily due to higher membership in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products. In addition, the benefit ratio for the 2012 period included the beneficial effect of a reduction in prior-year premium rebate estimates discussed above.

•

The Employer Group segment’s benefit expenses included the beneficial effect of an estimated $14 million and $9 million in favorable prior-year medical claims reserve development in the 2012 quarter and 2011 quarter, respectively. Favorable development decreased the Employer Group segment benefit ratio by approximately 60 basis points in the 2012 quarter compared to 40 in the 2011 quarter. The Employer Group segment’s benefit expenses included the negative impact of an estimated $4 million in unfavorable prior-year medical claims reserve development in the 2012 period and the beneficial effect of an estimated $42 million in favorable prior-year medical claims reserve development in the 2011 period. The unfavorable development increased the Employer Group segment benefit ratio by approximately 10 basis points in the 2012 period. Favorable development decreased the Employer Group segment benefit ratio by approximately 60 basis points in the 2011 period.

Operating costs

•

The Employer Group segment operating cost ratio of 15.6% for the 2012 quarter improved 190 basis points from 17.5% for the 2011 quarter. The Employer Group segment operating cost ratio of 16.0% for the 2012 period improved 150 basis points from 17.5% for the 2011 period. These decreases primarily reflect growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products and continued savings as a result of our operating cost reduction initiatives.

Health and Well-Being Services Segment

	For the three months ended September 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Revenues:
Services:
Primary care services	$248	$230	$18	7.8%
Integrated wellness services	4	3	1	33.3%
Pharmacy solutions	3	3	0	0.0%
Home care services	19	0	19	100.0%

Total services revenues	274	236	38	16.1%

Intersegment revenues:
Pharmacy solutions	2,767	2,481	286	11.5%
Primary care services	63	47	16	34.0%
Integrated wellness services	53	42	11	26.2%
Home care services	43	21	22	104.8%

Total intersegment revenues	2,926	2,591	335	12.9%

Total services and intersegment revenues	$3,200	$2,827	$373	13.2%

Income before income taxes	$148	$83	$65	78.3%
Operating cost ratio	94.6%	96.3%		(1.7)%

	For the nine months ended September 30,		Change
	2012	2011	Dollars	Percentage
		(in millions)
Revenues:
Services:
Primary care services	$722	$662	$60	9.1%
Integrated wellness services	8	8	0	0.0%
Pharmacy solutions	11	8	3	37.5%
Home care services	19	0	19	100.0%

Total services revenues	760	678	82	12.1%

Intersegment revenues:
Pharmacy solutions	8,525	7,339	1,186	16.2%
Primary care services	162	135	27	20.0%
Integrated wellness services	156	126	30	23.8%
Home care services	121	55	66	120.0%

Total intersegment revenues	8,964	7,655	1,309	17.1%

Total services and intersegment revenues	$9,724	$8,333	$1,391	16.7%

Income before income taxes	$411	$268	$143	53.4%
Operating cost ratio	95.1%	96.1%	60	(1.0)%

Pretax results

•

Health and Well-Being Services segment pretax income increased $65 million, or 78.3%, from the 2011 quarter to $148 million for the 2012 quarter and increased $143 million, or 53.4%, from the 2011 period to $411 million for the 2012 period. These increases primarily were due to growth in our pharmacy solutions business, including higher utilization of our mail-order pharmacy by our members.

Script Volume

•

Script volumes for the Retail and Employer Group segment membership increased to approximately 60 million in the 2012 quarter, up approximately 15% versus scripts of approximately 52 million in the 2011 quarter. For the 2012 period, script volumes for the Retail and Employer Group segment membership increased to approximately 177 million, up approximately 15% versus scripts of approximately 153 million in the 2011 period. The year-over-year increase primarily reflects growth associated with higher average medical membership together with an increase in mail order penetration for our medical membership for the 2012 quarter and period than in the 2011 quarter and period.

Services revenue

•

Services revenue increased $38 million, or 16.1%, from the 2011 quarter to $274 million for the 2012 quarter and increased $82 million, or 12.1% from the 2011 period to $760 million for the 2012 period. These increases primarily reflect growth in our Concentra operations and the acquisition of SeniorBridge in July 2012.

Intersegment revenues

•

Intersegment revenues increased $335 million, or 12.9%, from the 2011 quarter to $2.9 billion for the 2012 quarter and increased $1.3 billion, or 17.1%, from the 2011 period to $9.0 billion for the 2012 period. These increases were primarily due to growth in our pharmacy solutions business, including our mail-order pharmacy, as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•

The Health and Well-Being Services segment operating cost ratio of 94.6% for the 2012 quarter improved 170 basis points from 96.3% for the 2011 quarter. The segment’s operating cost ratio of 95.1% for the 2012 period improved 100 basis points from 96.1% for the 2011 period. These decreases primarily reflect scale efficiencies associated with growth in our pharmacy solutions business, including higher script volumes in our mail-order pharmacy business.

Other Businesses

Pretax income for our Other Businesses of $50 million for the 2012 quarter compares to pretax income of $29 million for the 2011 quarter primarily due to higher revenues associated with risk sharing arrangements under our previous TRICARE South Region contract. For the 2012 period, pretax income of $12 million for our Other Businesses compares to $83 million for the 2011 period primarily due to costs in connection with a litigation settlement associated with our Military services business.

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

Cash and cash equivalents was $1.4 billion at September 30, 2012 equivalent to the balance at December 31, 2011. The change in cash and cash equivalents for the nine months ended September 30, 2012 and 2011 is summarized as follows:

	2012	2011
	(in millions)
Net cash provided by operating activities	$1,718	$3,876
Net cash used in investing activities	(753)	(1,143)
Net cash used in financing activities	(979)	(387)

(Decrease) increase in cash and cash equivalents	$(14)	$2,346

Cash Flow from Operating Activities

Our operating cash flows for the 2011 period were significantly impacted by the early receipt of the Medicare premium remittance for October 2011 of $1,796 million in September 2011 because the payment date of October 1, 2011 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. Therefore, the 2011 period included ten monthly Medicare payments compared to only nine monthly Medicare payments during the 2012 period.

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

The detail of benefits payable was as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	2012 Period Change	2011 Period Change
	(in millions)
IBNR (1)	$2,610	$2,056	$554	$80
Reported claims in process (2)	466	376	90	194
Military services benefits payable (3)	15	339	(324)	121
Other benefits payable (4)	867	983	(116)	4

Total benefits payable	$3,958	$3,754	204	399

Reconciliation to cash flow statement:
Payables from acquisition			(73)	0

Change in benefits payable per cash flow statement resulting in cash from operations			$131	$399

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)	Military services benefits payable primarily represents the run-out of the claims liability associated with our previous TRICARE South Region contract that expired on March 31, 2012. A corresponding receivable for reimbursement by the federal government is included in the Military services receivable in the receivables table that follows.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2011 to September 30, 2012 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff. These increases were partially offset by a $324 million decrease in the Military services benefits payable due to the run-out of claims under the previous TRICARE South Region contract that expired on March 31, 2012 as well as a decrease in amounts owed to providers under capitated and risk sharing arrangements. Under the new TRICARE South Region contract effective April 1, 2012, the federal government retains the risk of the cost of health benefits and related benefit obligation as further described in Note 1 to the condensed consolidated financial statements. The increase in benefits payable from December 31, 2010 to September 30, 2011 primarily was due to an increase in amounts due to our pharmacy benefit administrator which fluctuate due to month-end cutoff, an increase in Military services benefits payable, and an increase in IBNR as a result of Medicare Advantage membership growth.

The detail of total net receivables was as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	2012 Period Change	2011 Period Change
	(in millions)
Medicare	$290	$336	$(46)	$(32)
Commercial and other	397	315	82	37
Military services	49	468	(419)	106
Allowance for doubtful accounts	(94)	(85)	(9)	(34)

Total net receivables	$642	$1,034	(392)	77

Reconciliation to cash flow statement:
Receivables from acquisition			(44)	0

Change in receivables per cash flow statement resulting in cash from operations			$(436)	$77

Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

Military services receivables at December 31, 2011 primarily consisted of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees under our previous TRICARE South Region contract that expired on March 31, 2012. The $419 million decrease in Military services receivables from December 31, 2011 to September 30, 2012 primarily resulted from the transition to our new TRICARE South Region contract which we account for similar to an administrative services fee only agreement. As such, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements are classified with receipts (withdrawals) from contract deposits as a financing item in our condensed consolidated statements of cash flows. Military services receivables at September 30, 2012 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our new TRICARE South Region contract.

In addition to the timing of receipts for premiums and services fees and payments of benefit expenses, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS, changes in the timing of the collection of pharmacy rebates, and the timing of payments for premium rebates associated with minimum benefit ratios required under the Health Insurance Reform Legislation.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $161 million in the 2012 period and $913 million in the 2011 period. Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our Concentra and other medical facilities and administrative facilities necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $304 million in the 2012 period and $216 million in the 2011 period reflecting increased spending associated with growth in our primary care services and pharmacy businesses in our Health and Well-Being Services segment. Excluding acquisitions, we expect total capital expenditures in 2012 of approximately $400 million, comparable to $346 million for the full year 2011. Cash consideration paid for acquisitions, net of cash acquired, of $288 million in the 2012 period primarily relates to the acquisitions of Arcadian in March 2012, SeniorBridge during the 2012 quarter, and other health and wellness related businesses.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $282 million lower than claims payments during the 2012 period and $225 million higher than claim payments during the 2011 period. Under our new administrative services only TRICARE South Region contract that began April 1, 2012, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $65 million during the 2012 period.

In March 2012, we repaid, without penalty, junior subordinated long-term debt of $36 million.

We repurchased 6.25 million shares for $460 million during the 2012 period compared to 6.76 million shares for $492 million during the 2011 period under share repurchase plans authorized by the Board of Directors. We also acquired 0.6 million common shares in connection with employee stock plans for an aggregate cost of $53 million during the 2012 period compared to 0.8 million common shares for an aggregate cost of $49 million in the 2011 period.

During the 2012 period, we paid dividends to stockholders of $124 million as discussed further below. We paid dividends to stockholders of $41 million during the 2011 period.

The remainder of the cash used in or provided by financing activities in the 2012 and 2011 periods primarily resulted from proceeds from stock option exercises.

Future Sources and Uses of Liquidity

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2012:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41

In October 2012, the Board of Directors declared a cash dividend of $0.26 per share payable on January 25, 2013 to stockholders of record as of the close of business on December 31, 2012.

Stock Repurchase Authorization

In April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The new authorization will expire June 30, 2014. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of October 31, 2012, the remaining authorized amount under the new authorization totaled $640 million.

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

The terms of the new credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the new credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $6.5 billion at September 30, 2012 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $8.7 billion and actual leverage ratio of 0.7:1, as measured in accordance with the new credit agreement as of September 30, 2012. In addition, the new credit agreement includes an uncommitted $250 million incremental loan facility.

At September 30, 2012, we had no borrowings outstanding under the new credit agreement. We have outstanding letters of credit of $5 million secured under the new credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of September 30, 2012, we had $995 million of remaining borrowing capacity under the new credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

In March 2012, we called, without penalty, junior subordinated debt of $36 million. Prior to repayment, the junior subordinated debt bore a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points.

Liquidity Requirements

We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, acquisitions, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to refinance or repay debt, and repurchase shares.

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2012 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $522 million at September 30, 2012 compared to $494 million at December 31, 2011.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2012, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.2 billion, which exceeded aggregate minimum regulatory requirements. The amount of dividends that were paid to our parent company in the 2012 period were approximately $1.2 billion, an increase of $163 million compared to dividends that were paid for the full year 2011 of approximately $1.1 billion.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at September 30, 2012. Our net unrealized position improved $239 million from a net unrealized gain position of $525 million at December 31, 2011 to a net unrealized gain position of $764 million at September 30, 2012. At September 30, 2012, we had gross unrealized losses of $6 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2012. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.9 years as of September 30, 2012 and December 31, 2011. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our investment portfolio by approximately $420 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2012.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our 2011 Form 10-K, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to February 24, 2012:

•	The following replaces the header and first full paragraph of the corresponding risk factor included in our 2011 Form 10-K:

If we do not design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, if we are unable to implement clinical initiatives to provide a better health care experience for our members, lower costs and appropriately document the risk profile of our members, or if our estimates of benefit expenses are inadequate, our profitability may be materially adversely affected. We estimate the costs of our benefit expense payments, and design and price our products accordingly, using actuarial methods and assumptions based upon, among other relevant factors, claim payment patterns, medical cost inflation, and historical developments such as claim inventory levels and claim receipt patterns. These estimates, however involve extensive judgment, and have considerable inherent variability because they are extremely sensitive to changes in payment patterns and medical cost trends.

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

Key to our operational strategy is the implementation of clinical initiatives that we believe provide a better health care experience for our members, lower these costs, and appropriately document the risk profile of our members. Our profitability and competitiveness depend in large part on our ability to appropriately manage health care costs through, among other things, the application of medical management programs such as our chronic care management program and diabetes program.

•	The following replaces, in its entirety, the corresponding risk factor included in our 2011 Form 10-K:

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

•

qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that we, as a government contractor, submitted false claims to the government, including, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model;

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended September 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2012	0	0	0	$873,816,319
August 2012	3,025,606	66.04	3,025,606	674,088,316
September 2012	498,341	69.29	498,341	639,572,119

Total	3,523,947	$66.50	3,523,947	$639,572,119

(1)	As announced on April 30, 2012, in April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2014. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of October 31, 2012, the remaining authorized amount under this authorization totaled $640 million.
(2)	Excludes 601 shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, respectively; (iii) the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and September 30, 2011, respectively; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, respectively; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date: November 5, 2012	By:	/s/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2012	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)