Form 10-Q/A
period 2012-12-04
HUMANA INC
filed 2012-12-04
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes [✓]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [✓]      No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer  [✓]   Accelerated filer  [ ]   Non-accelerated filer  [ ]  Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes [ ]      No [✓]

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Class of Common Stock $0.16 2/3 par value	Outstanding at September 30, 2012 158,223,755 shares

HUMANA INC.
FORM 10-Q
SEPTEMBER 30, 2012

Explanatory Note

This Amendment No. 1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, is being filed solely to correct a scrivener’s error in Exhibit 12.  The Company’s “Income before income taxes” for the nine months ended September 30, 2012 was incorrectly reported in Exhibit 12 only (but not in any of the other financial statements included in the Form 10-Q as initially filed), which resulted in incorrectly reported “Total earnings” and “Ratio of earnings to fixed charges” in Exhibit 12 for the same period.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the original Form 10-Q.

INDEX
Part II: Other Information
Item 6.	Exhibits	1
	Signatures	2
	Certifications

i

Part II.  Other Information

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

3(ii)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

12**	Computation of ratio of earnings to fixed charges.

31.1**	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2**	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32**	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

**           Submitted electronically with this report.

†             Previously filed.

Attached as Exhibit 101 to report as previously filed on November 5, 2012 were the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, respectively; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, respectively; (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and September 30, 2011, respectively; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2012                By:      /s/ James H. Bloem

                               James H. Bloem
                               Senior Vice President, Chief Financial Officer and Treasurer
                               (Principal Financial Officer)

Date: December 4, 2012                By:       /s/ Steven E. McCulley

                               Steven E. McCulley
                               Vice President and Controller
                               (Principal Accounting Officer)

2