Form 10-K
period 2012-12-31
HUMANA INC
filed 2013-02-22
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2012 was $12,720,351,634 calculated using the average price on such date of $79.15.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2013 was 158,356,929.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held April 25, 2013.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2012

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

General

Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. As of December 31, 2012, we had approximately 12.1 million members in our medical benefit plans, as well as approximately 8.1 million members in our specialty products. During 2012, 75% of our total premiums and services revenue were derived from contracts with the federal government, including 15% derived from our Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 384,200 members as of December 31, 2012.

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

This Annual Report on Form 10-K, or 2012 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2012 Form 10-K for a description of a number of factors that may adversely affect our results or business.

Health Insurance Reform

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. There are many provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

Certain significant provisions of the Health Insurance Reform Legislation include, among others, mandated coverage requirements, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. Implementation dates of the Health Insurance Reform Legislation began in September 2010 and continue through 2018. The Health Insurance Reform Legislation is discussed more fully in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Insurance Reform.”

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products marketed to employer groups. The Health and Well-Being Services segment includes services offered to our health plan members as well as to third parties that promote health and wellness, including provider services, pharmacy, integrated wellness, and home care services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Medicaid, and closed-block long-term care businesses as well as our contract with CMS to administer the Limited Income Newly Eligible Transition program, or the LI-NET program.

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy, behavioral health, and provider services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at the corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

Our Products

Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, generally require a referral from the member’s primary care provider before seeing certain specialty physicians. Preferred provider organizations, or PPOs, provide members the freedom to choose a health care provider without requiring a referral. However PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy, provider services, integrated wellness, and home care services. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.

Our Retail Segment Products

This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2012:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue

	(dollars in millions)
Premiums:
Individual Medicare Advantage	$20,788	53.7%
Individual Medicare stand-alone PDP	2,587	6.7%

Total individual Medicare	23,375	60.4%
Individual commercial	1,004	2.6%
Individual specialty	171	0.4%

Total premiums	24,550	63.4%

Services	24	0.1%

Total premiums and services revenue	$24,574	63.5%

Individual Medicare

We have participated in the Medicare program for private health plans for over 25 years and have established a national presence, offering at least one type of Medicare plan in all 50 states. We have a geographically diverse membership base that we believe provides us with greater ability to expand our network of PPO and HMO providers. We employ strategies including health assessments and clinical guidance programs such as lifestyle and fitness programs for seniors to guide Medicare beneficiaries in making cost-effective decisions with respect to their health care. We believe these strategies result in cost savings that occur from making positive behavior changes.

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

Individual Medicare Advantage Products

We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits, including wellness programs, to Medicare eligible persons under HMO, PPO, and Private Fee-For-Service, or PFFS, plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. With each of these products, the beneficiary receives benefits in excess of original Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data analysis techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, care management programs, wellness and prevention programs and, in some instances, a reduced monthly Part B premium. Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to most of our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1.

Our Medicare HMO and PPO plans, which cover Medicare-eligible individuals residing in certain counties, may eliminate or reduce coinsurance or the level of deductibles on many other medical services while seeking care from participating in-network providers or in emergency situations. Except in emergency situations or as specified by the plan, most HMO plans provide no out-of-network benefits. PPO plans carry an out-of network benefit that is subject to higher member cost-sharing. In some cases, these beneficiaries are required to pay a monthly premium to the HMO or PPO plan in addition to the monthly Part B premium they are required to pay the Medicare program.

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

At December 31, 2012, we provided health insurance coverage under CMS contracts to approximately 1,927,600 individual Medicare Advantage members, including approximately 384,200 members in Florida. These Florida contracts accounted for premiums revenue of approximately $5.9 billion, which represented approximately 28% of our individual Medicare Advantage premiums revenue, or 15% of our consolidated premiums and services revenue for the year ended December 31, 2012.

Our HMO and PPO products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2013, and all of our product offerings filed with CMS for 2013 have been approved.

Individual Medicare Stand-Alone Prescription Drug Products

We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP plan co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Medicare Part D Provisions.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2013, and all of our product offerings filed with CMS for 2013 have been approved.

Medicare and Medicaid Dual Eligible

Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. There were approximately 9 million dual eligible individuals in the United States in 2012. These dual eligibles may enroll in a privately-offered Medicare Advantage product, but may also receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. As of December 31, 2012, we served approximately 285,500 dual eligible members in our Medicare Advantage plans and approximately 697,300 dual eligible members in our stand-alone prescription drug plans. During 2012, we were successful in our bids for Medicaid business in Ohio, Illinois, and Kentucky, including dual eligible beneficiaries in both Ohio and Illinois. We partnered with CareSource Management Group Company to serve the Ohio and Kentucky individuals under a March 2012 strategic alliance agreement.

Individual Commercial Coverage

Our individual health plans, marketed under the HumanaOne® brand, include offerings designed to promote wellness and engage consumers. HumanaOne plans are designed specifically for self-employed entrepreneurs, small-business employees, part-time workers, students, and early retirees and include a broad spectrum of major medical benefits with multiple in-network coinsurance levels and annual deductible choices, as well as HumanaVitality®, our wellness and loyalty rewards program.

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

Our Employer Group Segment Products

This segment is comprised of products sold to employer groups including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Employer Group segment by product for the year ended December 31, 2012:

	Employer Group Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue

	(dollars in millions)
Premiums:
Fully-insured commercial group	$4,996	12.9%
Group Medicare Advantage	4,064	10.5%
Group Medicare stand-alone PDP	8	0.0%

Total group Medicare	4,072	10.5%
Group specialty	1,070	2.8%

Total premiums	10,138	26.2%

Services	358	0.9%

Total premiums and services revenue	$10,496	27.1%

Employer Group Commercial Coverage

Our commercial products sold to employer groups include a broad spectrum of major medical benefits with multiple in-network coinsurance levels and annual deductible choices that employers of all sizes can offer to their employees on either a fully-insured, through HMO, PPO, or POS plans, or self-funded basis. Our plans integrate clinical programs, plan designs, communication tools, and spending accounts. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and spouses. As with our individual commercial products, the employer group offerings include HumanaVitality®, our wellness and loyalty reward program.

Our administrative services only, or ASO, products are offered to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured HMO, PPO, or POS products described previously. Under ASO contracts, self-funded employers generally retain the risk of financing substantially all of the cost of health benefits. However, more than half of our ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs.

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

Our Health and Well-Being Services Segment Products

This segment is comprised of stand-alone businesses that promote health and well-being. These services are sold primarily to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Health and Well-Being Services segment by line of business for the year ended December 31, 2012:

	Health and Well- Being Services Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue

	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$11,352	n/a
Provider services	214	n/a
Integrated wellness services	219	n/a
Home care services	167	n/a

Total intersegment revenue	$11,952

External services revenue:
Provider services	$967	2.5%
Home care services	40	0.1%
Pharmacy solutions	16	0.0%
Integrated wellness services	13	0.0%

Total external services revenue	$1,036	2.6%

n/a – not applicable

Pharmacy solutions

Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand, generic, and specialty drugs and diabetic supplies through RightSourceRx®, as well as research services.

Provider services

Our subsidiary, Concentra Inc.®, acquired in December 2010, delivers primary care, occupational medicine, urgent care, physical therapy, and wellness services to employees and the general public through its operation of medical centers and worksite medical facilities.

Our CAC Medical Centers, or CAC, in South Florida operate full-service, multi-specialty medical centers staffed by primary care providers and medical specialists practicing cardiology, endocrinology, geriatric medicine, internal medicine, ophthalmology, neurology, and podiatry.

We acquired Metropolitan Health Networks, Inc., or Metropolitan, on December 21, 2012, and we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, on October 29, 2012. Metropolitan and MCCI are Medical Services Organizations, or MSOs, that coordinate medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida and Texas. The Metropolitan and MCCI transactions are expected to provide us with components of a successful integrated care delivery model that has demonstrated scalability to new markets. A substantial portion of the revenues for both Metropolitan and MCCI are derived from services provided to Humana Medicare Advantage members under capitation contracts with our health plans. In addition, Metropolitan and MCCI provide services to Medicare Advantage and Medicaid members under capitation contracts with third party health plans. Under these capitation agreements with Humana and third party health plans, Metropolitan and MCCI assume financial risk associated with these Medicare Advantage and Medicaid members.

Integrated wellness services

Corphealth, Inc. (d/b/a LifeSynch®), a Humana subsidiary, offers care management services through an innovative suite of integrated products, integrating behavioral health services with wellness programs, and employee assistance programs and work-life services. LifeSynch’s integrated wellness services include Hummingbird Coaching®, a wellness coaching company that offers a comprehensive turn-key coaching program, an enhancement to a medically based coaching protocol and a platform that makes coaching programs more efficient.

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

Home care services

Home care services include the operations of SeniorBridge Family Companies, Inc., or SeniorBridge, acquired July 6, 2012, and Humana Cares®. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies, such as Florida, with a high concentration of members living with multiple chronic conditions.

Other Businesses

Products and services offered by our Other Businesses are described in the discussion that follows. The following table presents our premiums and services revenue for our Other Businesses for the year ended December 31, 2012:

	Other Businesses Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue

	(dollars in millions)
Premiums:
Military services	$1,017	2.6%
Medicaid	1,003	2.6%
LI-NET	266	0.7%
Closed-block long-term care	35	0.1%

Total premiums	2,321	6.0%

Services	308	0.8%

Total premiums and services revenue	$2,629	6.8%

Military Services

Under our TRICARE South Region contract with the United States Department of Defense, or DoD, we provide administrative services to arrange health care services for the dependents of active duty military personnel and for retired military personnel and their dependents. Currently, three health benefit options are available to TRICARE beneficiaries. In addition to a traditional indemnity option, participants may enroll in an HMO-like plan with a point-of-service option or take advantage of reduced copayments by using a network of preferred providers, similar to a PPO.

We have participated in the TRICARE program since 1996 under contracts with the DoD. On April 1, 2012, we began delivering services under a new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. Under the new contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. Accordingly, we account for revenues under the new contract net of estimated health care costs similar to an administrative services fee only agreement. Our current TRICARE South Region contract covers approximately 3,123,900 eligible beneficiaries as of December 31, 2012 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas, Oklahoma, and Kentucky (the Fort Campbell area only). The South Region is one of the three regions in the United States as defined by the Department of Defense. We have subcontracted with third parties to provide selected administration and specialty services under the contract. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. The TMA has notified us of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2014.

Our previous TRICARE South Region contract that expired on March 31, 2012, provided a financial interest in the underlying health care cost; therefore, we reported revenues on a gross basis. We shared the risk with the federal government for the cost of health benefits incurred under our previous contract, earning more revenue or incurring additional cost based on the variance of actual health care costs from an annually negotiated target health care cost. The TRICARE South Region contract represented approximately 93% of total military services premiums and services revenue for the year ended December 31, 2012.

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

Closed Block of Long-Term Care Insurance

We have a closed block of approximately 34,000 long-term care policies associated with our acquisition of KMG America Corporation in 2007. Long-term care policies are intended to protect the insured from the cost of long-term care services including those provided by nursing homes, assisted living facilities, and adult day care as well as home health care services. No new policies have been written since 2005 under this closed block.

Membership

The following table summarizes our total medical membership at December 31, 2012, by market and product:

	Retail Segment			Employer Group Segment
	(in thousands)
	Individual Medicare Advantage	Individual Medicare stand- alone PDP	Individual Commercial	Fully- insured commercial Group	Group Medicare Advantage and stand- alone PDP	ASO		Other Businesses	Total	Percent of Total
Texas	153.4	223.6	77.0	289.5	53.2	122.2		0	918.9	7.6%
Florida	384.2	193.0	78.7	147.9	21.4	37.8		0	863.0	7.1%
Kentucky	44.6	55.2	22.1	98.6	34.0	507.7		0	762.2	6.3%
Illinois	70.9	101.8	40.5	153.3	5.9	131.7	(a)	0	504.1	4.2%
Ohio	53.3	103.9	6.3	50.0	141.6	146.5		0	501.6	4.1%
Wisconsin	50.8	57.9	14.0	98.0	12.5	138.7		0	371.9	3.1%
California	25.6	310.5	4.1	0.2	0.1	0		0	340.5	2.8%
Georgia	63.3	62.4	54.4	96.8	7.6	44.2		0	328.7	2.7%
Missouri/Kansas	79.5	147.0	14.4	44.2	5.3	8.0		0	298.4	2.5%
Tennessee	101.9	76.6	18.2	39.8	2.0	32.0		0	270.5	2.2%
Louisiana	105.9	35.9	16.4	44.1	7.7	29.7		0	239.7	2.0%
North Carolina	70.4	107.3	5.9	0.1	0.6	0		0	184.3	1.5%
Michigan	44.5	96.1	10.5	12.4	12.1	2.8		0	178.4	1.5%
Indiana	44.8	78.2	6.3	21.3	2.0	24.7		0	177.3	1.5%
Virginia	75.5	83.9	4.0	0	2.5	0		0	165.9	1.4%
Arizona	44.9	44.7	16.0	24.5	1.6	5.3		0	137.0	1.1%
Colorado	25.6	45.4	37.8	18.3	6.6	0.4		0	134.1	1.1%
Military services	0	0	0	0	0	0		3,123.9	3,123.9	25.8%
Medicaid and other	0	0	0	0	0	0		610.8	610.8	5.1%
LI-NET	0	0	0	0	0	0		67.1	67.1	0.6%
Others	488.5	1,162.2	94.8	72.8	58.5	33.7		0	1,910.5	15.8%

Totals	1,927.6	2,985.6	521.4	1,211.8	375.2	1,265.4		3,801.8	12,088.8	100.0%

(a)	Includes 27,700 Medicare Advantage ASO members.

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers whom we own or with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care providers, specialist physicians, dentists, and providers of ancillary health care services and facilities. These ancillary services and facilities include laboratories, ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services, and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

We use a variety of techniques to provide access to effective and efficient use of health care services for our members. These techniques include the coordination of care for our members, product and benefit designs, hospital inpatient management systems, the use of sophisticated analytics, and enrolling members into various care management programs. The focal point for health care services in many of our HMO networks is the primary care provider who, under contract with us, provides services to our members, and may control utilization of appropriate services by directing or approving hospitalization and referrals to specialists and other providers. Some physicians may have arrangements under which they can earn bonuses when certain target goals relating to the provision of quality patient care are met. We have available care management programs related to complex chronic conditions such as congestive heart failure and coronary artery disease. We also have programs for prenatal and premature infant care, asthma related illness, end stage renal disease, diabetes, cancer, and certain other conditions.

We typically contract with hospitals on either (1) a per diem rate, which is an all-inclusive rate per day, (2) a case rate or diagnosis-related groups (DRG), which is an all-inclusive rate per admission, or (3) a discounted charge for inpatient hospital services. Outpatient hospital services generally are contracted at a flat rate by type of service, ambulatory payment classifications, or APCs, or at a discounted charge. APCs are similar to flat rates except multiple services and procedures may be aggregated into one fixed payment. These contracts are often multi-year agreements, with rates that are adjusted for inflation annually based on the consumer price index, other nationally recognized inflation indexes, or specific negotiations with the provider. Outpatient surgery centers and other ancillary providers typically are contracted at flat rates per service provided or are reimbursed based upon a nationally recognized fee schedule such as the Medicare allowable fee schedule.

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

The terms of our contracts with hospitals and physicians may also vary between Medicare and commercial business. A significant portion of our Medicare network contracts, including those with both hospitals and physicians, are tied to Medicare reimbursement levels and methodologies.

The Budget Control Act of 2011 established a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. The failure of the Joint Select Committee on Deficit Reduction to achieve a targeted deficit reduction by December 23, 2011 triggered an automatic reduction, including aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. Although these reductions are scheduled to take effect on March 1, 2013, at this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs or the timing of when such reductions may actually begin. We expect that if such reductions were to occur, there would be a corresponding substantial reduction in our obligations to providers. Due to the uncertainty around the timing or application of any such reductions, there can be no assurances that we could completely offset any reductions to the Medicare healthcare programs applied by the Budget Control Act of 2011.

Capitation

For some of our medical membership, we share risk with providers under capitation contracts where physicians and hospitals accept varying levels of financial risk for a defined set of membership, primarily HMO. Under the typical capitation arrangement, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to cover all or a defined portion of the benefits provided to the capitated member.

We believe these risk-based models represent a key element of our integrated care delivery model at the core of our strategy. Our health plan subsidiaries may enter into these risk-based contracts with third party providers or our owned provider subsidiaries, including Metropolitan, an MSO acquired December 21, 2012.

At December 31, 2012, approximately 1,131,700 members, or 9.4% of our medical membership, were covered under risk-based contracts, including 511,700 individual Medicare Advantage members, or 26.5% of our total individual Medicare Advantage membership.

Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and monitor the financial performance and solvency of our capitated providers. However, we delegated claim processing functions under capitation arrangements covering approximately 124,500 HMO members, including 73,500 individual Medicare Advantage members, at December 31, 2012, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $633 million, or 2.0% of total benefits expense, for the year ended December 31, 2012. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

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

Providers participating in our networks must satisfy specific criteria, including licensing, patient access, office standards, after-hours coverage, and other factors. Most participating hospitals also meet accreditation criteria established by CMS and/or the Joint Commission on Accreditation of Healthcare Organizations.

Recredentialing of participating providers occurs every two to three years, depending on applicable state laws. Recredentialing of participating providers includes verification of their medical licenses; review of their malpractice liability claims histories; review of their board certifications, if applicable; and review of applicable quality information. A committee, composed of a peer group of providers, reviews the applications of providers being considered for credentialing and recredentialing.

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

NCQA performs reviews of our compliance with standards for quality improvement, credentialing, utilization management, member connections, and member rights and responsibilities. We have achieved and maintained NCQA accreditation in most of our commercial, Medicare and Medicaid HMO/POS markets with enough history and membership, except Puerto Rico, and for many of our PPO markets.

Sales and Marketing

We use various methods to market our products, including television, radio, the Internet, telemarketing, and direct mailings.

At December 31, 2012, we employed approximately 1,700 sales representatives, as well as approximately 900 telemarketing representatives who assisted in the marketing of individual Medicare and individual commercial health insurance and specialty products in our Retail segment, including making appointments for sales representatives with prospective members. We also market our individual Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations, and Neighborhood Markets across the country providing an opportunity to enroll Medicare eligible individuals in person. In addition, we market our individual Medicare and individual commercial health insurance and specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual commercial health insurance and specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

In our Employer Group segment, individuals may become members of our commercial HMOs and PPOs through their employers or other groups, which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. We also sell group Medicare Advantage products through large employers. We use licensed independent brokers, independent agents, and employees to sell our group products. Many of our larger employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We pay brokers and agents using the same commission structure described above for our individual commercial health insurance and specialty products.

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

Competition

The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled “Risk Factors” in this 2012 Form 10-K.

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

For a description of certain material current activities in the federal and state legislative areas, see the section entitled “Risk Factors” in this 2012 Form 10-K.

Certain Other Services

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

Centralized Management Services

We provide centralized management services to each of our health plans and to our business segments from our headquarters and service centers. These services include management information systems, product development and administration, finance, human resources, accounting, law, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, billing/enrollment, and customer service.

Employees

As of December 31, 2012, we had approximately 43,400 employees and approximately 2,400 medical professionals working under management agreements between Concentra and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

ITEM 1A.	RISK FACTORS

If we do not design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, if we are unable to implement clinical initiatives to provide a better health care experience for our members, lower costs and appropriately document the risk profile of our members, or if our estimates of benefits expense are inadequate, our profitability may be materially adversely affected. We estimate the costs of our benefits expense payments, and design and price our products accordingly, using actuarial methods and assumptions based upon, among other relevant factors, claim payment patterns, medical cost inflation, and historical developments such as claim inventory levels and claim receipt patterns. These estimates, however involve extensive judgment, and have considerable inherent variability because they are extremely sensitive to changes in payment patterns and medical cost trends.

We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers (predetermined amounts paid to cover services), and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	changes in the demographic characteristics of an account or market;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	changes in our pharmacy volume rebates received from drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. hurricanes and earthquakes);

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	government mandated benefits or other regulatory changes, including any that result from Health Insurance Reform Legislation.

Key to our operational strategy is the implementation of clinical initiatives that we believe provide a better health care experience for our members, lower these costs, and appropriately document the risk profile of our members. Our profitability and competitiveness depend in large part on our ability to appropriately manage health care costs through, among other things, the application of medical management programs such as our chronic care management program.

In addition, we also estimate costs associated with long-duration insurance policies including life insurance, annuities, health, and long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, as modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Future policy benefits payable include $1.1 billion at December 31, 2012 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG America Corporation acquisition. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual interest rates, morbidity rates, and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, to the extent premium rate increases or loss experience vary from our acquisition date assumptions, additional future adjustments to reserves could be required.

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

Our future performance depends in large part upon our management team’s ability to execute our strategy to position us for the future. This strategy includes opportunities created by the expansion of our Medicare programs, including our HMO and PPO products, as well as our stand-alone PDP products and the successful implementation of our integrated care delivery model. We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. Over the last few years we have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We are offering both the stand-alone Medicare prescription drug coverage and Medicare Advantage health plan with prescription drug coverage in addition to our other product offerings. We offer the Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia.

The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 72% of our total premiums and services revenue in 2012 generated from our Medicare products. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.

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

Additionally, our strategy includes the growth of our commercial products, such as ASO and individual products, introduction of new products and benefit designs, including HumanaVitality and other wellness products, expansion of our specialty products such as dental, vision and other supplemental products, the adoption of new technologies, development of adjacent businesses, and the integration of acquired businesses and contracts.

There can be no assurance that we will be able to successfully implement our operational and strategic initiatives, including outsourcing certain business functions and implementing our integrated care delivery model, that are intended to position us for future growth or that the products we design will be accepted or adopted in the time periods assumed. Failure to implement this strategy may result in a material adverse effect on our results of operations, financial position, and cash flows.

If we fail to properly maintain the integrity of our data, to strategically implement new information systems, to protect our proprietary rights to our systems, or to defend against cybersecurity attacks, our business may be materially adversely affected.

Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to timely and accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our past and on-going acquisition activities, we have acquired additional information systems. We have reduced the number of systems we operate, have upgraded and expanded our information systems capabilities, and are gradually migrating existing business to fewer systems. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory or other legal problems, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences.

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

A cybersecurity attack that bypasses our information technology, or IT, security systems causing a security breach may lead to a material disruption of our IT business systems and/or the loss of business information. If a cybersecurity attack were to be successful, we could be materially adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of our IT systems, or negative publicity resulting in reputation or brand damage with our customers, brokers, agents, providers, and other stakeholders.

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

CMS has adopted a new coding set for diagnoses, commonly known as ICD-10, which significantly expands the number of codes utilized. We may be required to incur significant expenses in implementing the new coding set by the current compliance date of October 1, 2014. If we do not adequately implement the new coding set, our results of operations, financial position and cash flows may be materially adversely affected.

We are involved in various legal actions and governmental and internal investigations, any of which, if resolved unfavorably to us, could result in substantial monetary damages. Increased litigation and negative publicity could increase our cost of doing business.

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

•

qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that we, as a government contractor, submitted false claims to the government including, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model;

•	claims related to the failure to disclose some business practices;

•	claims relating to customer audits and contract performance;

•	claims relating to dispensing of drugs associated with our in-house mail-order pharmacy; and

•	professional liability claims arising out of the delivery of healthcare and related services to the public.

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

See “Legal Proceedings and Certain Regulatory Matters” in Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these matters with certainty.

As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 78% of our total premiums and services revenue for the year ended December 31, 2012. These programs involve various risks, as described further below.

•

At December 31, 2012, under our contracts with CMS we provided health insurance coverage to approximately 384,200 Medicare Advantage members in Florida. These contracts accounted for approximately 15% of our total premiums and services revenue for the year ended December 31, 2012. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2012, our military services business primarily consisted of the TRICARE South Region contract which covers approximately 3,123,900 beneficiaries. For the year ended December 31, 2012, premiums and services revenue associated with the TRICARE South Region contract accounted for approximately 3% of our total premiums and services revenue. On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. The TMA has notified us of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2014. The loss of the TRICARE South Region contract may have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2012, under our contracts with the Puerto Rico Health Insurance Administration, or PRHIA, we provided health insurance coverage to approximately 531,500 Medicaid members in Puerto Rico. These contracts accounted for approximately 2% of our total premiums and services revenue for the year ended December 31, 2012. Effective October 1, 2010, as amended in May 2011, the PRHIA awarded us three contracts for the East, Southeast, and Southwest regions for a three-year term through June 30, 2013. The loss of these contracts or significant changes in the Puerto Rico Medicaid program as a result of legislative action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us may have a material adverse effect on our results of operations, financial position, and cash flows.

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

•

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process that bases our prospective payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to

CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims.

CMS is continuing to perform audits of various companies’ selected MA contracts related to this risk adjustment diagnosis data. These audits are referred to herein as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices which influence the calculation of premium payments to MA plans.

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits”. The final payment error calculation methodology provides that, in calculating the economic impact of audit results for an MA contract, if any, the results of the audit sample will be extrapolated to the entire MA contract based upon a comparison to “benchmark” audit data in the government fee-for-service program. This comparison to the government program benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set, including any attendant errors that are present in that data set, provides the basis for MA plans’ risk adjustment to payment rates.

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. Selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year.

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. During 2012, we completed internal contract level audits of certain contracts based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits was an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) and 2012 on the results of these internal contract level audits. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program and the identification of our specific MA contracts that will be selected for audit. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

•

Our CMS contracts which cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS.

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $356 million at December 31, 2012.

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

•

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling conditioned on deficit reductions to be achieved over the next ten years. The Budget Control Act of 2011 also established a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. The failure of the Joint Select Committee on Deficit Reduction to achieve a targeted deficit reduction by December 23, 2011 triggered an automatic reduction, including aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. Although these reductions are scheduled to take effect on March 1, 2013, at this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs or the timing of when such reductions may actually begin. We expect that if such reductions were to occur, there would be a corresponding substantial reduction in our obligations to providers. Due to the uncertainty around the timing or application of any such reductions, there can be no assurances that we could completely offset any reductions to the Medicare healthcare programs applied by the Budget Control Act of 2011.

•

We are also subject to various other governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations are also conducted by state attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, and the Defense Contract Audit Agency. All of these activities could result in the loss of licensure or the right to participate in various programs, including a limitation on our ability to market or sell products, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. The outcome of any current or future governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such outcome of litigation, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. Certain of these matters could also affect our reputation. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

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

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on some provisions of the Health Insurance Reform Legislation have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, there are many provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

The provisions of the Health Insurance Reform Legislation include, among others, imposing significant new non-deductible federal premium taxes and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premiums revenue to be expended on medical costs for insured products (and particularly how the ratio may apply to Medicare Advantage and prescription drug plans), additional mandated benefits and guarantee issuance associated with commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices. The Health Insurance Reform Legislation also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), establishes federally-facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers, and expands eligibility for Medicaid programs. In addition, the law will increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. Implementation dates of the provisions of the Health Insurance Reform Legislation began in September 2010 and continue through 2018.

Implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation. Congress may also withhold the funding necessary to implement the Health Insurance Reform Legislation, or may attempt to replace the legislation with amended provisions. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation will change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In particular, implementing regulations and related guidance are forthcoming on various aspects of the minimum benefit ratio requirement’s applicability to Medicare, including aggregation, credibility thresholds, and its application to prescription drug plans. The response of other companies to Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. It is reasonably possible that the Health Insurance Reform

Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Insurance Reform Legislation, our business may be materially adversely affected. In addition, if the new non-deductible federal premium tax and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible federal premium tax and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

Our business activities are subject to substantial government regulation. New laws or regulations, or changes in existing laws or regulations or their manner of application, including reductions in Medicare Advantage payment rates, could increase our cost of doing business and may adversely affect our business, profitability, financial condition, and cash flows.

In addition to the Health Insurance Reform Legislation, the health care industry in general and health insurance are subject to substantial federal and state government regulation:

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

The HITECH Act, one part of the American Recovery and Reinvestment Act of 2009, significantly broadened the scope of the privacy and security regulations of HIPAA. Among other requirements, the HITECH Act mandates individual notification in the event of a breach of unsecured, individually identifiable health information, provides enhanced penalties for HIPAA violations, requires business associates to comply with certain provisions of the HIPAA privacy and security rule, and grants enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights. On January 17, 2013, HHS issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act, or GINA. The omnibus final rule becomes effective on March 26, 2013, with an applicable compliance date of September 23, 2013.

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

Corporate Practice of Medicine and Other Laws

As a corporate entity, Humana Inc. is not licensed to practice medicine. Many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. Under management agreements between Concentra and its affiliated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We believe that our health services operations comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, any enforcement actions by governmental officials alleging non-compliance with these statutes, which could subject us to penalties or restructuring or reorganization of our business, may result in a material adverse effect on our results of operations, financial position, or cash flows.

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

Environmental

We are subject to various federal, state, and local laws and regulations relating to the protection of human health and the environment. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. We could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our environmental practices, including waste handling and disposal practices, are in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have a material adverse effect on our results of operations, financial position or cash flows.

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

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.1 billion and $4.7 billion as of December 31, 2012 and 2011, respectively, which exceeded aggregate minimum regulatory requirements. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2013 is approximately $911 million in the aggregate. This compares to ordinary dividends that were able to be paid in 2012 of approximately $860 million. We expect the amount of dividends to be paid to our parent company in 2013 to approximate the amount of ordinary dividends.

Any failure to manage operating costs could hamper profitability.

The level of our operating costs impacts our profitability. While we proactively attempt to effectively manage such expenses, increases or decreases in staff-related expenses, additional investment in new products (including our opportunities in the Medicare programs and expansion of clinical capabilities a part of our integrated care delivery model), greater emphasis on small group and individual health insurance products, investments in health and well-being product offerings, expansion into new specialty markets, acquisitions, new taxes and assessments, including the new non-deductible federal premium tax and other assessments under Health Insurance Reform Legislation, such as the three-year commercial reinsurance fee, and implementation of regulatory requirements may occur from time to time.

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

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, transactions outside of our core business space, or if multiple transactions are pursued simultaneously. The failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our acquisitions may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. We may also be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position, and cash flows.

If we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business may be adversely affected.

We own or contract with physicians, hospitals and other providers to deliver health care to our members. Our products encourage or require our customers to use these contracted providers. These providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner.

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

In some situations, we have contracts with individual or groups of primary care providers for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members. This type of contract is referred to as a “capitation” contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events may have a material adverse effect on the provision of services to our members and our results of operations, financial position, and cash flows.

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

We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, and the application of state laws related to the operation of internet and mail-order pharmacies. The failure to adhere to these laws and regulations may expose us to civil and criminal penalties.

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

Claims paying ability, financial strength, and debt ratings by recognized rating organizations are an increasingly important factor in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are an important factor in marketing our products to certain of our customers. Our 7.20%, 8.15%, 3.15%, and 4.625% senior notes contain a change of control provision that may require us to purchase the notes under certain circumstances. Our 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our debt ratings impact both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such.

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

Certain European Union member states have total fiscal obligations greater than their respective gross domestic products. This imbalance has caused investor concern over such countries’ ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused credit spreads to widen and liquidity to tighten in the fixed income debt markets. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise adversely affect U.S.-based financial institutions, the stability of the global financial markets, and the U.S. economy. We have no direct exposure to sovereign issuances of Spain, Italy, Ireland, Portugal, or Greece.

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

We own or lease these principal operating facilities in addition to other administrative market offices and medical centers. The following table lists the location of properties we owned or leased, including our principal operating facilities, at December 31, 2012:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	8	91	4	97	200
Texas	5	49	3	39	96
California	—	24	—	19	43
Georgia	1	22	—	16	39
Kentucky	2	10	9	10	31
Colorado	—	22	—	8	30
Illinois	—	19	—	11	30
Ohio	—	9	—	17	26
Michigan	—	22	—	3	25
New Jersey	—	14	—	11	25
Arizona	1	12	—	11	24
Tennessee	—	11	—	13	24
Louisiana	—	10	—	12	22
Pennsylvania	—	16	—	6	22
Missouri	—	14	—	6	20
Virginia	—	12	—	8	20
South Carolina	—	2	8	9	19
New York	—	4	—	13	17
North Carolina	—	7	—	10	17
Wisconsin	—	9	1	7	17
Indiana	—	8	—	7	15
Nevada	—	10	—	5	15
Maryland	—	10	—	4	14
Connecticut	—	10	—	3	13
Oklahoma	—	7	—	6	13
Puerto Rico	—	—	—	13	13
Others	—	50	—	56	106

Total	17	474	25	420	936

Of the medical centers included in the table above, we no longer operate approximately 45 of these facilities but rather lease or sublease them to their provider operators.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a variety of legal actions in the ordinary course of business, certain of which may be styled as class-action lawsuits, including employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. See “Legal Proceedings and Certain Regulatory Matters” in Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2012 and 2011:

	High	Low
Year Ended December 31, 2012
First quarter	$95.50	$85.15
Second quarter	$91.85	$74.53
Third quarter	$77.03	$61.60
Fourth quarter	$76.20	$64.39
Year Ended December 31, 2011
First quarter	$69.94	$55.04
Second quarter	$82.55	$69.35
Third quarter	$83.55	$65.65
Fourth quarter	$89.83	$68.43

Holders of our Capital Stock

As of January 31, 2013, there were approximately 4,000 holders of record of our common stock and approximately 41,500 beneficial holders of our common stock.

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of dividend payments in 2011 and 2012:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2011 payments
6/30/2011	7/28/2011	$0.25	$41
9/30/2011	10/28/2011	$0.25	$41

2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41

In October 2012, the Board of Directors declared a cash dividend of $0.26 per share that was paid on January 25, 2013, for an aggregate amount of $42 million, to stockholders of record as of the close of business on December 31, 2012.

Stock Total Return Performance

The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Morgan Stanley Health Care Payer Index (“Peer Group”) for the five years ended December 31, 2012. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2007, and that dividends were reinvested when paid.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
HUM	$100	$50	$58	$73	$117	$93
S&P 500	$100	$63	$80	$92	$94	$109
Peer Group	$100	$45	$69	$80	$108	$120

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $461 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2014. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During 2012, we repurchased 1.15 million shares in open market transactions for $100 million at an average price of $86.95 under a previously approved share repurchase authorization and we repurchased 5.1 million shares in open market transactions for $360 million at an average price of $70.66 under the current authorization. During 2011, we repurchased 6.8 million shares in open market transactions for $492 million at an average price of $72.75 under previously approved share repurchase authorizations. During 2010, we repurchased 1.99 million shares for $100 million at an average price of $50.17 under previously approved share repurchase authorizations. As of February 1, 2013, the remaining authorized amount under the current authorization totaled $640 million.

In connection with employee stock plans, we acquired 0.7 million common shares for $58 million in 2012, 0.8 million common shares for $49 million in 2011, and 0.2 million common shares for $8 million in 2010.

ITEM 6.	SELECTED FINANCIAL DATA

	2012 (a)	2011 (b)	2010 (c)	2009	2008 (d)
	(dollars in millions, except per common share results)
Summary of Operating Results:
Revenues:
Premiums	$37,009	$35,106	$32,712	$29,927	$28,065
Services	1,726	1,360	555	520	468
Investment income	391	366	329	296	220

Total revenues	39,126	36,832	33,596	30,743	28,753

Operating expenses:
Benefits	30,985	28,823	27,117	24,784	23,730
Operating costs	5,830	5,395	4,380	4,014	3,740
Depreciation and amortization	295	270	245	237	210

Total operating expenses	37,110	34,488	31,742	29,035	27,680

Income from operations	2,016	2,344	1,854	1,708	1,073
Interest expense	105	109	105	106	80

Income before income taxes	1,911	2,235	1,749	1,602	993
Provision for income taxes	689	816	650	562	346

Net income	$1,222	$1,419	$1,099	$1,040	$647

Basic earnings per common share	$7.56	$8.58	$6.55	$6.21	$3.87

Diluted earnings per common share	$7.47	$8.46	$6.47	$6.15	$3.83

Dividends declared per common share	$1.03	$0.75	$0.00	$0.00	$0.00

Financial Position:
Cash and investments	$11,153	$10,830	$10,046	$9,111	$7,186
Total assets	19,979	17,708	16,103	14,153	13,042
Benefits payable	3,779	3,754	3,469	3,222	3,206
Debt	2,611	1,659	1,669	1,678	1,937
Stockholders’ equity	8,847	8,063	6,924	5,776	4,457
Cash flows from operations	$1,923	$2,079	$2,242	$1,422	$982
Key Financial Indicators:
Benefit ratio	83.7%	82.1%	82.9%	82.8%	84.6%
Operating cost ratio	15.1%	14.8%	13.2%	13.2%	13.1%
Membership by Segment:
Retail segment:
Medical membership	5,434,600	4,673,900	3,542,200	3,729,400	4,764,900
Specialty membership	948,700	782,500	510,000	297,300	324,600
Employer Group segment:
Medical membership	2,852,400	2,794,900	3,009,500	3,117,800	3,358,400
Specialty membership	7,136,200	6,532,600	6,517,500	6,761,900	6,244,100
Other Businesses:
Medical membership	3,801,800	3,715,800	3,734,900	3,486,800	3,488,900
Consolidated:
Total medical membership	12,088,800	11,184,600	10,286,600	10,334,000	11,612,200
Total specialty membership	8,084,900	7,315,100	7,027,500	7,059,200	6,568,700

(a)	Includes the acquired operations of Arcadian Management Services, Inc. from March 31, 2012, SeniorBridge Family Companies, Inc. from July 6, 2012, and Metropolitan Health Networks, Inc. from

December 21, 2012. Also includes benefits expense of approximately $46 million ($29 million after tax, $0.18 per diluted common share) for a litigation settlement associated with our military services business.
(b)	Includes the acquired operations of Anvita, Inc. from December 6, 2011.
(c)	Includes the acquired operations of Concentra Inc. from December 21, 2010. Also includes operating costs of $147 million ($93 million after tax, or $0.55 per diluted common share) for the write-down of deferred acquisition costs associated with our individual commercial medical policies and benefits expense of $139 million ($88 million after tax, or $0.52 per diluted common share) associated with reserve strengthening for our closed block of long-term care policies acquired in connection with the 2007 acquisition of KMG America Corporation.
(d)	Includes the acquired operations of UnitedHealth Group’s Las Vegas, Nevada individual SecureHorizons Medicare Advantage HMO business from April 30, 2008, the acquired operations of OSF Health Plans, Inc. from May 22, 2008, the acquired operations of Metcare Health Plans, Inc. from August 29, 2008, and the acquired operations of PHP Companies, Inc. (d/b/a Cariten Healthcare) from October 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products marketed to employer groups. The Health and Well-Being Services segment includes services offered to our health plan members as well as to third parties that promote health and wellness, including provider services, pharmacy, integrated wellness, and home care services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Medicaid, and closed-block long-term care businesses as well as our contract with CMS to administer the Limited Income Newly Eligible Transition program, or the LI-NET program.

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy, behavioral health, and provider services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at the corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

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

2012 Highlights

Consolidated

•

Our 2012 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for continued sustainable growth in both membership and earnings. At December 31, 2012, approximately 511,700 members, or 26.5%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model. We expect that number to grow in 2013.

•

During 2012, we issued $1 billion of senior notes, repurchased 6.25 million shares in open market transactions for $460 million, and declared dividends to stockholders of $1.03 per share for an aggregate amount of $166 million.

•

Our results for the year ended December 31, 2012, were significantly impacted by a higher benefit ratio. The consolidated benefit ratio increased 160 basis points to 83.7% for the year ended December 31, 2012 compared to 82.1% for the year ended December 31, 2011. The increase primarily was due to an increase in the Retail segment benefit ratio primarily associated with our individual Medicare Advantage products discussed in our Retail segment highlights that follow.

•

Comparisons to our 2012 consolidated benefit ratio and operating cost ratio are impacted by the transition to the new TRICARE South Region contract on April 1, 2012, which is accounted for similar to an administrative services fee only agreement as described in our Other Businesses highlights that follow. Our previous contract was accounted for similar to our fully-insured products.

•

As more fully described herein under the section titled “Benefits Expense Recognition” actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $257 million in 2012, $372 million in 2011, and $434 million in 2010. Year-over-year comparisons of the benefit ratio were negatively impacted by the $115 million decline in favorable prior-period medical claims reserve development from 2011 to 2012.

Retail Segment

•

On February 15, 2013, CMS issued its Advance Notice for methodological changes for 2014 Medicare Advantage capitation rates and Part C and Part D payment policies. We believe the Advance Notice indicates a mid-single-digit decline in the benchmark payment rates from CMS for 2014. This excludes the impact of the industry premium tax, county rebasing, and risk factor recalibration, which are anticipated to be discussed in the final rate notice. However, the Advance Notice is subject to comment, and the final rates will not be published until April 1, 2013. We are closely analyzing all operational avenues available to address these preliminary rates and the related impact on our ability to grow both our Medicare membership and our earnings for 2014. We are committed to providing quality care and service to our members through the Medicare Advantage program. We will be drawing upon our program expertise to comment on the impact of these preliminary rate changes upon beneficiaries as we provide comments to CMS. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives with respect to changes in the Medicare Advantage program. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

As discussed in the detailed Retail segment results of operations discussion that follows, we experienced a significant increase in the benefit ratio in the Retail segment, with the segment’s benefit ratio increasing 290 basis points to 84.1% for the year ended December 31, 2012. The increase primarily was due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements and a higher individual Medicare Advantage benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids.

•

Individual Medicare Advantage membership of 1,927,600 at December 31, 2012 increased 287,300 members, or 17.5%, from 1,640,300 at December 31, 2011 primarily due to the 2012 enrollment season, as well as age-in enrollment throughout the year. We acquired approximately 62,600 members with Arcadian Management Services, Inc., or Arcadian, effective March 31, 2012. As discussed below, we divested approximately 12,600 members acquired with Arcadian effective January 1, 2013 in accordance with our agreement with the United States Department of Justice. January 2013 individual Medicare Advantage membership of approximately 2,011,000 increased more than 83,000 members, or approximately 4%, from December 31, 2012, reflecting net membership additions for the 2013 enrollment season and the Arcadian related divestitures discussed below. In addition, we significantly expanded our Health Maintenance Organization, or HMO, offerings in 2013, which we believe allow our integrated care delivery model to work more effectively for our members than any other plan option. The percentage of individual Medicare Advantage members who chose an HMO offering during the 2013 enrollment period reached approximately 48%.

•

Individual Medicare stand-alone PDP membership of 2,985,600 at December 31, 2012 increased 445,200 members, or 17.5%, from 2,540,400 at December 31, 2011 primarily from higher gross sales during the 2012 enrollment season, particularly for our national stand-alone Medicare Part D prescription drug plan co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan, supplemented by dual-eligible and age-in enrollments throughout the year. January 2013 individual Medicare stand-alone PDP membership grew to approximately 3,113,000, increasing approximately 127,000 members, or 4%, from December 31, 2012, reflecting net membership additions for the 2013 enrollment season.

•

Effective March 31, 2012, we acquired Arcadian, a Medicare Advantage HMO serving members in 15 U.S. states, increasing our Medicare membership by approximately 62,600 members and expanding our Medicare footprint and future growth opportunities. To obtain antitrust approval in connection with the Arcadian acquisition, we entered into a consent agreement with the United States Department of Justice that required divestiture of overlapping Medicare Advantage health plan business in eight areas within Arizona, Arkansas, Louisiana, Oklahoma, and Texas. Accordingly, we divested 12,600 members effective January 1, 2013.

•

During 2012, we were successful in our bids for Medicaid business in Ohio, Illinois, and Kentucky, including individuals dually eligible for both the federal Medicare program and the state-based Medicaid program in both Ohio and Illinois. We partnered with CareSource Management Group Company to serve the Ohio and Kentucky individuals under a March 2012 strategic alliance agreement.

Employer Group Segment

•

Fully-insured group Medicare Advantage membership of 370,800 at December 31, 2012 increased 80,200 members, or 27.6%, from 290,600 at December 31, 2011 primarily due to the January 2012 addition of a new large group retiree account.

Health and Well-Being Services Segment

•

On December 21, 2012, we acquired Metropolitan Health Networks, Inc., or Metropolitan, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. We paid $11.25 per share in cash to acquire all of the outstanding shares of Metropolitan and repaid all outstanding debt of Metropolitan for a transaction value of $851 million, plus transaction expenses.

On October 29, 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, a privately held MSO headquartered in Miami, Florida that coordinates medical care for Medicare Advantage and Medicaid beneficiaries primarily in Florida and Texas.

The Metropolitan and MCCI transactions are expected to provide us with components of a successful integrated care delivery model that has demonstrated scalability to new markets. A substantial portion of the revenues for both Metropolitan and MCCI are derived from services provided to Humana Medicare Advantage members under capitation contracts with our health plans. In addition, Metropolitan and MCCI provide services to Medicare Advantage and Medicaid members under capitation contracts with third party health plans. Under these capitation agreements with Humana and third party health plans, Metropolitan and MCCI assume financial risk associated with these Medicare Advantage and Medicaid members.

•

On July 6, 2012, we acquired SeniorBridge Family Companies, Inc., or SeniorBridge, a chronic-care provider of in-home care for seniors, expanding our existing clinical and home health capabilities and strengthening our offerings for members with complex chronic-care needs.

Other Businesses

•

On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. The TMA has notified us of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2014. We account for revenues under the new contract net of estimated health care costs similar to an administrative services fee only agreement. Our previous contract was accounted for similar to our fully-insured products.

•

Year-over-year comparisons within Other Businesses are impacted by the transition to the new TRICARE South Region contract on April 1, 2012, including a change in profitability under the new contract in connection with our bid strategy, benefits expense of approximately $46 million incurred related to the settlement of litigation associated with our military services business during 2012, and benefits expense of $29 million for reserve strengthening associated with our closed-block of long-term care policies during 2012 as discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Health Insurance Reform

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on some provisions of the Health Insurance Reform Legislation have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, there are many provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

Implementation dates of the Health Insurance Reform Legislation began in September 2010 and continue through 2018. The following outlines certain provisions of the Health Insurance Reform Legislation:

•

Many changes are already effective and have been implemented by the Company, including: elimination of pre-existing condition limits for enrollees under age 19, elimination of certain annual and lifetime caps on the dollar value of benefits, expansion of dependent coverage to include adult children until age 26, a requirement to provide coverage for prescribed preventive services without cost to members, new claim appeal requirements, and the establishment of an interim high risk program for those unable to obtain coverage due to a pre-existing condition or health status.

•

Effective January 1, 2011, minimum benefit ratios were mandated for all commercial fully-insured medical plans in the large group (85%), small group (80%), and individual (80%) markets, with annual rebates to policyholders if the actual benefit ratios, calculated in a manner prescribed by HHS, do not meet these minimums. We began accruing for rebates in 2011, based on the manner prescribed by HHS, with initial rebate payments made in July 2012. Our benefit ratios reported herein, calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, differ from the benefit ratios calculated as prescribed by HHS under the Health Insurance Reform Legislation. The more noteworthy differences include the fact that the benefit ratio calculations prescribed by HHS are calculated separately by state and legal entity; independently for individual, small group, and large group fully-insured products; reflect actuarial adjustments where the membership levels are not large enough to create credible size; exclude some of our health insurance products; include taxes and fees as reductions of premium; treat changes in reserves differently than GAAP; and classify rebate amounts as additions to incurred claims as opposed to adjustments to premiums for GAAP reporting.

•

Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels and in 2012, additional cuts to Medicare Advantage plan payments began to take effect (with plan payment benchmarks ultimately ranging from 95% in high-cost areas to 115% in low-cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, beginning in 2011 the gap in coverage for Medicare Part D prescription drug coverage is incrementally closing.

•

Beginning in 2014, the Health Insurance Reform Legislation requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain plans; the establishment of federally facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare plans; and insurance industry assessments, including an annual premium-based assessment and a three-year $25 billion commercial reinsurance fee. The annual premium-based assessment levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014. The National Association of Insurance Commissioners, or NAIC, is continuing discussions regarding the accounting for the insurance industry premium-based assessment and may require accrual and associated subsidiary funding consideration for the first two years of the assessment in 2014 followed by annual accruals thereafter. The NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which requires annual accrual of the insurance industry premium-based assessment in the year in which it is payable.

The Health Insurance Reform Legislation also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and expands eligibility for Medicaid programs. In addition, the law will increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described herein.

In addition, certain provisions in the Health Insurance Reform Legislation tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) were eligible for a quality bonus in their basic premium rates. Initially quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three Star plans for a three year period through 2014. Star Ratings issued by CMS in October 2012 indicated that 99% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2014, up from 98% in 2013. Further, the percentage of our Medicare Advantage members in plans with an overall Star Rating of four or more stars, including one five star plan, increased to 40%. Plans that earn an overall Star Rating of five are immediately eligible to enroll members year round. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for bonus money. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Legislation. Congress may also withhold the funding necessary to implement the Health Insurance Reform Legislation, or may attempt to replace the legislation with amended provisions. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Legislation will change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In particular, implementing regulations and related guidance are forthcoming on various aspects of the minimum benefit ratio requirement’s applicability to Medicare, including aggregation, credibility thresholds, and its application to prescription drug plans. The response of other companies to the Health Insurance Reform Legislation and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. It is reasonably possible that the Health Insurance Reform Legislation and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible federal premium tax and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible federal premium tax and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible federal premium tax and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy, behavioral health, and provider services, to our Retail and Employer Group customers and are described in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Comparison of Results of Operations for 2012 and 2011

Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2012 and 2011:

Consolidated

			Change
	2012	2011	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$24,550	$21,402	$3,148	14.7%
Employer Group	10,138	8,877	1,261	14.2%
Other Businesses	2,321	4,827	(2,506)	(51.9)%

Total premiums	37,009	35,106	1,903	5.4%

Services:
Retail	24	16	8	50.0%
Employer Group	358	356	2	0.6%
Health and Well-Being Services	1,036	903	133	14.7%
Other Businesses	308	85	223	262.4%

Total services	1,726	1,360	366	26.9%

Investment income	391	366	25	6.8%

Total revenues	39,126	36,832	2,294	6.2%

Operating expenses:
Benefits	30,985	28,823	2,162	7.5%
Operating costs	5,830	5,395	435	8.1%
Depreciation and amortization	295	270	25	9.3%

Total operating expenses	37,110	34,488	2,622	7.6%

Income from operations	2,016	2,344	(328)	(14.0)%
Interest expense	105	109	(4)	(3.7)%

Income before income taxes	1,911	2,235	(324)	(14.5)%
Provision for income taxes	689	816	(127)	(15.6)%

Net income	$1,222	$1,419	$(197)	(13.9)%

Diluted earnings per common share	$7.47	$8.46	$(0.99)	(11.7)%
Benefit ratio (a)	83.7%	82.1%		1.6%
Operating cost ratio (b)	15.1%	14.8%		0.3%
Effective tax rate	36.1%	36.5%		(0.4)%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $1.2 billion, or $7.47 per diluted common share, in 2012 compared to $1.4 billion, or $8.46 per diluted common share, in 2011 primarily due to lower operating results in the Retail segment, partially offset by improved operating performance in the Health and Well-Being Services segment. During 2012, we experienced a significant increase in the Retail segment benefit ratio primarily associated with our individual

Medicare Advantage products primarily due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements and a higher benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids. Our diluted earnings per common share for 2012 included $0.18 per diluted common share for benefits expense related to the settlement of a litigation matter associated with our military services business, as well as $0.11 per diluted common share for benefits expense associated with reserve strengthening associated with our closed block of long-term care policies in our Other Businesses as discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Premiums Revenue

Consolidated premiums increased $1.9 billion, or 5.4%, from 2011 to $37.0 billion for 2012 primarily due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership, partially offset by lower premiums for our Other Businesses due to the transition to the new TRICARE South Region contract. As discussed previously, on April 1, 2012, we began delivering services under the new TRICARE South Region contract that the TMA awarded to us on February 25, 2011. We account for revenues under the new contract net of estimated healthcare costs similar to an administrative services fee only agreement, and as such there are no premiums recognized under the new contract. Our previous contract was accounted for similar to our fully-insured products and as such we recognized premiums under the previous contract. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services Revenue

Consolidated services revenue increased $366 million, or 26.9%, from 2011 to $1.7 billion for 2012, primarily due to an increase in service revenue for our Other Businesses due to the transition to the new TRICARE South Region contract on April 1, 2012, and an increase in services revenue in our Health and Well-Being Services segment from growth in our Concentra operations and the acquisition of SeniorBridge on July 6, 2012.

Investment Income

Investment income totaled $391 million for 2012, an increase of $25 million from 2011, primarily reflecting net capital gains realized in 2012 as a result of ordinary portfolio management during the year.

Benefits Expense

Consolidated benefits expense was $31.0 billion for 2012, an increase of $2.2 billion, or 7.5%, from 2011 primarily due to a year-over-year increase in Retail and Employer Group segment benefits expense in 2012, primarily driven by an increase in the average number of Medicare members, partially offset by a decrease in benefits expense for Other Businesses primarily due to the transition to the new administrative services only TRICARE South Region contract on April 1, 2012. We do not record benefits expense under the new contract. Our previous contract was accounted for similar to our fully-insured products and as such we recorded benefits expense under the previous contract. Retail segment benefits expense increased $3.3 billion, or 18.8%, from 2011 to 2012 and Employer Group segment benefits expense increased $1.2 billion, or 16.5%, from 2011 to 2012. We experienced favorable medical claims reserve development related to prior fiscal years of $257 million in 2012 and $372 million in 2011.

The consolidated benefit ratio for 2012 was 83.7%, increasing 160 basis points from the 2011 benefit ratio of 82.1%, primarily driven by increases in both the Retail and Employer Group segments benefit ratios as described further in our segment results discussion that follows. The $115 million decline in favorable prior-period medical claims reserve development from 2011 to 2012 negatively impacted year-over-year comparisons of the benefit ratio. Year-over-year comparisons of the consolidated benefit ratio were favorably impacted by 20 basis points due to the continued growth of our Health & Well-Being Services segment and the related savings realized on a consolidated basis from providing these services directly to our members at fair market value rather than through a third party.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $435 million, or 8.1%, during 2012 compared to 2011, primarily due an increase in operating costs in our Retail Segment as a result of Medicare Advantage growth.

The consolidated operating cost ratio for 2012 was 15.1%, increasing 30 basis points from the 2011 operating cost ratio of 14.8% as the negative impact of the new TRICARE South Region contract being accounted for as an administrative services fee only arrangement was partially offset by improved operating leverage.

Depreciation and Amortization

Depreciation and amortization for 2012 totaled $295 million, an increase of $25 million, or 9.3%, from 2011, primarily reflecting depreciation and amortization expense associated with the acquisitions of Anvita in the fourth quarter of 2011, Arcadian in the first quarter of 2012, SeniorBridge in the third quarter of 2012, and other health and wellness businesses during 2012.

Interest Expense

Interest expense was $105 million for 2012, compared to $109 million for 2011, a decrease of $4 million, or 3.7%. In March 2012, we repaid $36 million of junior subordinated debt that carried a higher interest rate than our senior notes. In December 2012, we issued $600 million of 3.15% senior notes due December 1, 2022 and $400 million of 4.625% senior notes due December 1, 2042.

Income Taxes

Our effective tax rate during 2012 was 36.1% compared to the effective tax rate of 36.5% in 2011. See Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Retail Segment

			Change
	2012	2011	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	1,927,600	1,640,300	287,300	17.5%
Individual Medicare stand-alone PDP	2,985,600	2,540,400	445,200	17.5%

Total individual Medicare	4,913,200	4,180,700	732,500	17.5%
Individual commercial	521,400	493,200	28,200	5.7%

Total individual medical members	5,434,600	4,673,900	760,700	16.3%

Individual specialty membership (a)	948,700	782,500	166,200	21.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2012	2011	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$20,788	$18,100	$2,688	14.9%
Individual Medicare stand-alone PDP	2,587	2,317	270	11.7%

Total individual Medicare	23,375	20,417	2,958	14.5%
Individual commercial	1,004	861	143	16.6%
Individual specialty	171	124	47	37.9%

Total premiums	24,550	21,402	3,148	14.7%

Services	24	16	8	50.0%

Total premiums and services revenue	$24,574	$21,418	$3,156	14.7%

Income before income taxes	$1,162	$1,587	$(425)	(26.8)%
Benefit ratio	84.1%	81.2%		2.9%
Operating cost ratio	11.0%	11.2%		(0.2)%

Pretax Results

•

Retail segment pretax income was $1.2 billion in 2012, a decrease of $425 million, or 26.8%, from $1.6 billion in 2011, primarily driven by a year-over-year increase in the benefit ratio partially offset by improvement in the operating cost ratio as described below.

Enrollment

•

Individual Medicare Advantage membership increased 287,300 members, or 17.5%, from December 31, 2011 to December 31, 2012 primarily due to the 2012 enrollment season, as well as age-in enrollment throughout the year. We acquired approximately 62,600 members with Arcadian effective March 31, 2012. As discussed previously, we divested approximately 12,600 members acquired with Arcadian effective January 1, 2013 in accordance with our agreement with the United States Department of Justice.

•

Individual Medicare stand-alone PDP membership increased 445,200 members, or 17.5%, from December 31, 2011 to December 31, 2012 primarily from higher gross sales during the 2012 enrollment season, particularly for our Humana-Walmart plan offering, supplemented by dual-eligible and age-in enrollments throughout the year.

•	Individual specialty membership increased 166,200, or 21.2%, from December 31, 2011 to December 31, 2012 primarily driven by increased membership in dental offerings.

Premiums revenue

•

Retail segment premiums increased $3.1 billion, or 14.7%, from 2011 to 2012 primarily due to a 17.6% increase in average individual Medicare Advantage membership. Individual Medicare Advantage per member premiums decreased approximately 2% in 2012 compared to 2011, primarily driven by a higher percentage of members that aged-in that generally carry a lower risk score than other members and accordingly a lower premium per member as well as lower per member premiums for members acquired in connection with the Arcadian acquisition effective March 31, 2012. Individual Medicare stand-alone PDP premiums revenue increased $270 million, or 11.7%, in 2012 compared to 2011 primarily due to a 20.0% increase in average individual PDP membership, partially offset by a decrease in individual Medicare stand-alone PDP per member premiums. This was primarily a result of sales of our Humana-Walmart plan that we began offering for the 2011 plan year.

Benefits expense

•

The Retail segment benefit ratio increased 290 basis points from 81.2% in 2011 to 84.1% in 2012. During 2012, we experienced a significant increase in the benefit ratio for our individual Medicare Advantage products primarily due to a planned increase in the target benefit ratio associated with positioning for Health Insurance Reform Legislation funding changes and minimum benefit ratio requirements, a higher benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids, and increased outpatient utilization for both new and existing members. In addition, year-over-year comparisons of the benefit ratio were negatively impacted by lower favorable prior-period medical claims reserve development in 2012 than in 2011 and a year-over-year increase in clinicians and other health care quality expenditures given our continuing growth in membership. The Retail segment’s pretax income for 2012 included the beneficial effect of $192 million in favorable prior-period medical claims reserve development versus $245 million in 2011. This favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 80 basis points in 2012 versus approximately 110 basis points in 2011.

Operating costs

•

The Retail segment operating cost ratio of 11.0% for 2012 decreased 20 basis points from 11.2% for 2011 primarily due to scale efficiencies associated with servicing higher year-over-year membership together with our continued focus on operating cost efficiencies, partially offset by higher year-over-year clinical, provider, and technological infrastructure spending.

Employer Group Segment

			Change
	2012	2011	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,211,800	1,180,200	31,600	2.7%
ASO	1,237,700	1,292,300	(54,600)	(4.2)%
Group Medicare Advantage	370,800	290,600	80,200	27.6%
Medicare Advantage ASO	27,700	27,600	100	0.4%

Total group Medicare Advantage	398,500	318,200	80,300	25.2%

Group Medicare stand-alone PDP	4,400	4,200	200	4.8%

Total group Medicare	402,900	322,400	80,500	25.0%

Total group medical members	2,852,400	2,794,900	57,500	2.1%

Group specialty membership (a)	7,136,200	6,532,600	603,600	9.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2012	2011	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,996	$4,782	$214	4.5%
Group Medicare Advantage	4,064	3,152	912	28.9%
Group Medicare stand-alone PDP	8	8	0	0.0%

Total group Medicare	4,072	3,160	912	28.9%
Group specialty	1,070	935	135	14.4%

Total premiums	10,138	8,877	1,261	14.2%

Services	358	356	2	0.6%

Total premiums and services revenue	$10,496	$9,233	$1,263	13.7%

Income before income taxes	$253	$242	$11	4.5%
Benefit ratio	84.1%	82.4%		1.7%
Operating cost ratio	16.1%	17.8%		(1.7)%

Pretax Results

•

Employer Group segment pretax income increased $11 million, or 4.5%, to $253 million in 2012 primarily due to improvement in the operating cost ratio partially offset by an increase in the benefit ratio as described below.

Enrollment

•

Fully-insured commercial group medical membership increased 31,600 members, or 2.7%, from December 31, 2011 to December 31, 2012 primarily due to growth in small group membership partially offset by declines in large group business. Approximately 59% of our fully-insured commercial group medical membership was in small group accounts at December 31, 2012 compared to 56% at December 31, 2011.

•

Fully-insured group Medicare Advantage membership increased 80,200 members, or 27.6%, from December 31, 2011 to December 31, 2012 primarily due to the January 2012 addition of a new large group retiree account.

•

Group ASO commercial medical membership decreased 54,600 members, or 4.2%, from December 31, 2011 to December 31, 2012 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership increased 603,600 members, or 9.2%, from December 31, 2011 to December 31, 2012 primarily due to increased cross-selling of our specialty products to our medical membership and growth in stand-alone specialty product sales.

Premiums revenue

•

Employer Group segment premiums increased by $1.3 billion, or 14.2%, from 2011 to $10.1 billion for 2012 primarily due to higher average group Medicare Advantage and fully-insured commercial group medical membership. In addition, 2012 included the beneficial effect of approximately $25 million associated with revising estimates regarding calculations of 2011 premium rebates payable associated with minimum benefit ratios required under the Health Insurance Reform Legislation. This change in estimate was attributable to the refinement of the state-level calculations based on the run out of claims during 2012.

Benefits expense

•

The Employer Group segment benefit ratio of 84.1% for 2012 increased 170 basis points from 82.4% in 2011 primarily due to higher membership in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products. In addition, year-over-year comparisons of the benefit ratio were negatively impacted by lower favorable prior-period medical claims reserve development in 2012 than in 2011. These increases were partially offset by the beneficial effect on the benefit ratio in 2012 of a reduction in prior-year premium rebate estimates discussed above. Fully-insured group Medicare Advantage members represented 13.0% of total Employer Group segment medical membership at December 31, 2012 compared to 10.4% at December 31, 2011. The Employer Group segment’s pretax income for 2012 included the beneficial effect of $48 million in favorable prior-period medical claims reserve development versus $114 million in 2011. This favorable prior-period medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 50 basis points in 2012 versus approximately 130 basis points in 2011.

Operating costs

•

The Employer Group segment operating cost ratio of 16.1% for 2012 improved 170 basis points from 17.8% for 2011 primarily reflecting growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products and continued savings as a result of our operating cost reduction initiatives.

Health and Well-Being Services Segment

			Change
	2012	2011	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$967	$880	$87	9.9%
Home care services	40	0	40	100.0%
Pharmacy solutions	16	11	5	45.5%
Integrated wellness services	13	12	1	8.3%

Total services revenues	1,036	903	133	14.7%

Intersegment revenues:
Pharmacy solutions	11,352	9,886	1,466	14.8%
Provider services	214	185	29	15.7%
Integrated wellness services	219	175	44	25.1%
Home care services	167	84	83	98.8%

Total intersegment revenues	11,952	10,330	1,622	15.7%

Total services and intersegment revenues	$12,988	$11,233	$1,755	15.6%

Income before income taxes	$486	$353	$133	37.7%
Operating cost ratio	95.5%	96.1%		(0.6)%

Pretax results

•

Health and Well-Being Services segment pretax income increased $133 million, or 37.7%, from 2011 to $486 million in 2012 primarily due to growth in our pharmacy solutions business, including higher utilization of our mail-order pharmacy by our members.

Script Volume

•

Script volumes for the Retail and Employer Group segment membership increased to approximately 238 million in 2012, up approximately 15.5% versus scripts of approximately 206 million in 2011. The year-over-year increase primarily reflects growth associated with higher average medical membership together with an increase in mail order penetration for our Retail segment medical membership in 2012 than in 2011.

Services revenue

•	Provider services revenue increased $87 million from 2011 to $967 million in 2012 primarily due to growth in our Concentra operations and the acquisition of SeniorBridge in July 2012.

Intersegment revenues

•

Intersegment revenues increased $1.6 billion, or 15.7%, from 2011 to $12.0 billion for 2012 primarily due to growth in our pharmacy solutions business, including our mail-order pharmacy, as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•

The Health and Well-Being Services segment operating cost ratio improved 60 basis points from 2011 to 95.5% for 2012 reflecting scale efficiencies associated with growth in our pharmacy solutions business, including higher script volumes in our mail-order pharmacy business.

Other Businesses

Pretax loss for our Other Businesses of $19 million for 2012 compared to pretax income of $84 million for 2011. The year-over-year decline primarily reflects the combined effect of costs in connection with a litigation settlement associated with our military services business in 2012, reserve strengthening for our closed block of long-term care policies in 2012, and a change in profitability under the new TRICARE South Region contract in connection with our bid strategy.

Comparison of Results of Operations for 2011 and 2010

Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2011 and 2010:

Consolidated

			Change
	2011	2010	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$21,402	$19,052	$2,350	12.3%
Employer Group	8,877	9,080	(203)	(2.2)%
Other Businesses	4,827	4,580	247	5.4%

Total premiums	35,106	32,712	2,394	7.3%

Services:
Retail	16	11	5	45.5%
Employer Group	356	395	(39)	(9.9)%
Health and Well-Being Services	903	34	869	nm
Other Businesses	85	115	(30)	(26.1)%

Total services	1,360	555	805	145.0%

Investment income	366	329	37	11.2%

Total revenues	36,832	33,596	3,236	9.6%

Operating expenses:
Benefits	28,823	27,117	1,706	6.3%
Operating costs	5,395	4,380	1,015	23.2%
Depreciation and amortization	270	245	25	10.2%

Total operating expenses	34,488	31,742	2,746	8.7%

Income from operations	2,344	1,854	490	26.4%
Interest expense	109	105	4	3.8%

Income before income taxes	2,235	1,749	486	27.8%
Provision for income taxes	816	650	166	25.5%

Net income	$1,419	$1,099	$320	29.1%

Diluted earnings per common share	$8.46	$6.47	$1.99	30.8%
Benefit ratio (a)	82.1%	82.9%		(0.8)%
Operating cost ratio (b)	14.8%	13.2%		1.6%
Effective tax rate	36.5%	37.2%		(0.7)%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

nm – not meaningful

Summary

Net income was $1.4 billion, or $8.46 per diluted common share, in 2011 compared to $1.1 billion, or $6.47 per diluted common share, in 2010 primarily due to improved operating performance in the Retail and Health and Well-Being Services segments and the negative impact of certain charges described below on 2010 results that did not recur in 2011. Share repurchase activity also contributed to the year-over-year increase in diluted earnings per common share. Net income for 2010 included the negative impact of a $147 million ($0.55 per diluted common share) write-down of deferred acquisition costs associated with our individual commercial medical policies in our Retail Segment, and a net charge of $139 million ($0.52 per diluted common share) for reserve strengthening associated with our closed block of long-term care policies in our Other Businesses as discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

Services Revenue

Consolidated services revenue increased $805 million, or 145.0%, from 2010 to $1.4 billion for 2011, primarily due to an increase in provider services revenue in our Health and Well-Being Services segment, primarily as a result of the acquisition of Concentra on December 21, 2010.

Investment Income

Investment income totaled $366 million for 2011, an increase of $37 million from 2010, primarily reflecting higher interest rates as well as higher average invested balances as a result of the reinvestment of operating cash flows.

Benefits Expense

Consolidated benefits expense was $28.8 billion for 2011, an increase of $1.7 billion, or 6.3%, from 2010. The increases were primarily due to a $1.8 billion, or 11.3%, year-over-year increase in Retail segment benefits expense in 2011, primarily driven by an increase in the average number of Medicare members, partially offset by a decline in Employer Group segment benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $372 million in 2011 and $434 million in 2010.

The consolidated benefit ratio for 2011 was 82.1%, declining 80 basis points from the 2010 benefit ratio of 82.9%, primarily driven by a decline in the Retail segment benefit ratio and a net charge for reserve strengthening associated with our closed block of long-term care policies in our Other Businesses in 2010 that did not recur in 2011. Year-over-year comparisons of the benefit ratio were negatively impacted by the $62 million decline in favorable prior-period medical claims reserve development from 2010 to 2011.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $1.0 billion, or 23.2%, during 2011 compared to 2010, primarily due to an increase in operating costs in our Health and Well-Being Segment as a result of the acquisition of Concentra on December 21, 2010, as well as an increase in operating costs in our Retail segment as a result of increased expenses associated with servicing higher average Medicare Advantage membership. Operating costs for 2010 include $147 million for the write-down of deferred acquisition costs associated with our individual commercial medical policies in our Retail Segment.

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

Enrollment

•

Individual Medicare Advantage membership increased 179,600 members, or 12.3%, from December 31, 2010 to December 31, 2011 due to the 2011 enrollment season as well as age-in enrollment throughout the year. Individual Medicare Advantage membership at December 31, 2011 included approximately 12,100 members acquired with an acquisition effective December 30, 2011.

•

Individual Medicare stand-alone PDP membership increased 870,100 members, or 52.1%, from December 31, 2010 to December 31, 2011 primarily from higher gross sales year-over-year, particularly due to our Humana-Walmart plan that we began offering for the 2011 plan year, supplemented by dual eligible and age-in enrollments throughout the year.

•	Individual specialty membership increased 272,500, or 53.4%, from December 31, 2010 to December 31, 2011 primarily driven by increased sales in dental offerings.

Premiums revenue

•

Retail segment premiums increased $2.4 billion, or 12.3%, from 2010 to 2011 primarily due to a 10.3% increase in average individual Medicare Advantage membership. Individual Medicare stand-alone PDP premiums revenue increased $358 million, or 18.3%, in 2011 compared to 2010 primarily due to a 41.9% increase in average individual PDP membership, partially offset by a decrease in individual Medicare stand-alone PDP per member premiums. This was primarily a result of sales of our Humana-Walmart plan that we began offering for the 2011 plan year.

Benefits expense

•

The Retail segment benefit ratio decreased 80 basis points from 82.0% in 2010 to 81.2% in 2011. The decline primarily reflects a lower Medicare Advantage benefit ratio due to lower cost trends arising out of our cost-reduction and outcome-enhancing strategies, including care coordination and care management, as well as a significant increase in our individual Medicare stand-alone PDP membership in 2011 that carries a lower benefit ratio, partially offset by lower favorable prior-period medical claims reserve development in 2011 than in 2010. The Retail segment’s pretax income for 2011 included the beneficial effect of $245 million in favorable prior-period medical claims reserve development versus $343 million in 2010. This favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 110 basis points in 2011 versus approximately 180 basis points in 2010.

Operating costs

•

The Retail segment operating cost ratio of 11.2% for 2011 increased 10 basis points from 11.1% for 2010. The $147 million write-down of deferred acquisition costs in 2010 increased the operating cost ratio 80 basis points in 2010. Excluding the impact of the write-down of deferred acquisition costs, the increase in the operating cost ratio year-over-year primarily reflects increased expenses associated with the Medicare sales season for 2012 offerings which began a month earlier than in the prior year and staffing necessary to service anticipated Medicare membership additions. Further, a higher percentage of membership in individual Medicare stand-alone PDP products contributed to the higher operating cost ratio, in light of the Humana-Walmart plan, first offered in 2011, which carries a higher operating cost ratio than other Medicare products.

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

Benefits expense

•

The Employer Group segment benefit ratio of 82.4% for 2011 was unchanged from 2010 due to offsetting factors. Factors increasing the 2011 ratio compared to the 2010 ratio include growth in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products and the effect of rebates accrued in 2011 associated with the minimum benefit ratios required under the Health Insurance Reform Legislation. Factors decreasing the 2011 ratio compared to the 2010 ratio include the beneficial effect of higher favorable prior-period medical claims reserve development in 2011 versus 2010 and lower utilization of benefits in our commercial group products in 2011. Fully-insured group Medicare Advantage members represented 10.4% of total Employer Group segment medical membership at December 31, 2011 compared to 9.1% at December 31, 2010. The Employer Group segment’s pretax income for 2011 included the beneficial effect of $114 million in favorable prior-period medical claims reserve development versus $73 million in 2010. This favorable prior-period medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 130 basis points in 2011 versus approximately 80 basis points in 2010.

Operating costs

•

The Employer Group segment operating cost ratio of 17.8% for 2011 increased 30 basis points from 17.5% for 2010 primarily reflecting the impact of lower premiums revenue due to the minimum benefit ratio regulatory requirements which became effective in 2011.

Health and Well-Being Services Segment

			Change
	2011	2010	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$880	$21	$859	nm
Integrated wellness services	12	13	(1)	(7.7)%
Pharmacy solutions	11	0	11	100.0%

Total services revenues	903	34	869	nm

Intersegment revenues:
Pharmacy solutions	9,886	8,410	1,476	17.6%
Provider services	185	170	15	8.8%
Integrated wellness services	175	167	8	4.8%
Home care services	84	39	45	115.4%

Total intersegment revenues	10,330	8,786	1,544	17.6%

Total services and intersegment revenues	$11,233	$8,820	$2,413	27.4%

Income before income taxes	$353	$219	$134	61.2%
Operating cost ratio	96.1%	97.2%		(1.1)%

nm – not meaningful

Pretax results

•

Health and Well-Being Services segment pretax income increased $134 million, or 61.2%, from 2010 to $353 million in 2011 primarily due to growth in our pharmacy solutions business together with the addition of the Concentra business, acquired on December 21, 2010.

Services revenue

•	Provider services revenue increased $859 million from 2010 to $880 million in 2011 primarily due to the acquisition of Concentra on December 21, 2010.

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

Liquidity

Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. Our primary uses of cash include disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent.

Cash and cash equivalents decreased to $1.3 billion at December 31, 2012 from $1.4 billion at December 31, 2011. The change in cash and cash equivalents for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010
	(in millions)
Net cash provided by operating activities	$1,923	$2,079	$2,242
Net cash used in investing activities	(1,965)	(1,358)	(1,811)
Net cash used in financing activities	(29)	(1,017)	(371)

(Decrease) increase in cash and cash equivalents	$(71)	$(296)	$60

Cash Flow from Operating Activities

The change in operating cash flows over the three year period primarily results from the corresponding change in earnings, enrollment activity, and changes in working capital items as discussed below. Cash flows were positively impacted by Medicare enrollment gains in 2012, 2011, and 2010 because premiums generally are collected in advance of claim payments by a period of up to several months.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and payments of benefits expense. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at December 31, 2012, 2011 and 2010:

				Change
	2012	2011	2010	2012	2011	2010
	(in millions)
Medicare	$422	$336	$216	$86	$120	$(22)
Commercial and other	346	315	368	31	(53)	185
Military services	59	468	427	(409)	41	(26)
Allowance for doubtful accounts	(94)	(85)	(52)	(9)	(33)	(1)

Total net receivables	$733	$1,034	$959	(301)	75	136

Reconciliation to cash flow statement:
Provision for doubtful accounts				26	31	19
Receivables from acquisition				(51)	0	(109)

Change in receivables per cash flow statement resulting in cash from operations				$(326)	$106	$46

Medicare receivables are impacted by revenue growth associated with growth in individual and group Medicare membership and the timing of accruals and related collections associated with the CMS risk-adjustment model.

Military services receivables at December 31, 2011 and December 31, 2010 primarily consisted of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees under our previous TRICARE South Region contract that expired on March 31, 2012. The claim reimbursement component of military services base receivables is generally collected over a three to four month period. The timing of claim reimbursements resulted in the $41 million increase in base receivables for 2011 as compared to 2010 and the $26 million decrease in base receivables for 2010 as compared to 2009. The $409 million decrease in military services receivables from December 31, 2011 to December 31, 2012 primarily resulted from the transition to our new TRICARE South Region contract which we account for similar to an administrative services fee only agreement. As such, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements for the new TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows. Military services receivables at December 31, 2012 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our new TRICARE South Region contract.

Commercial and other receivables for 2012, 2011, and 2010 include $166 million, $144 million, and $109 million, respectively, of patient services receivables acquired with the acquisition of Concentra in December 2010. In addition, the allowance for doubtful accounts increased $33 million from 2010 to 2011. The increase in Concentra receivables in 2010 and the related allowance in 2011 result from the requirement to record acquired balances at fair value at the acquisition date. Excluding the receivables acquired with Concentra, commercial and other receivables reflect the timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid business.

The detail of benefits payable was as follows at December 31, 2012, 2011 and 2010:

				Change
	2012	2011	2010	2012	2011	2010
	(in millions)
IBNR (1)	$2,552	$2,056	$2,051	$496	$5	$148
Reported claims in process (2)	315	376	137	(61)	239	(221)
Military services benefits payable (3)	4	339	255	(335)	84	(24)
Other benefits payable (4)	908	983	1,026	(75)	(43)	344

Total benefits payable	$3,779	$3,754	$3,469	25	285	247

Payables from acquisition				(66)	(29)	0

Change in benefits payable per cash flow statement resulting in cash from operations				$(41)	$256	$247

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)	Military services benefits payable primarily represents the run-out of the claims liability associated with our previous TRICARE South Region contract that expired on March 31, 2012. A corresponding receivable for reimbursement by the federal government is included in the military services receivable in the receivables table that follows.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable in 2012 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, partially offset by a $335 million decrease in the military services benefits payable due to the run-out of claims under the previous TRICARE South Region contract that expired on March 31, 2012, a decrease in amounts owed to providers under capitated and risk sharing arrangements, and a decrease in the amounts due to our pharmacy benefit administrator which fluctuate due to month-end cutoff. Under the new TRICARE South Region contract effective April 1, 2012, the federal government retains the risk of the cost of health benefits and related benefit obligation as further described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The increase in benefits payable in 2011 primarily was due to an increase in processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff, and an increase in military services benefits payable. The increase in benefits payable in 2010 primarily was due to an increase in amounts owed to providers under capitated and risk sharing arrangements as well as an increase in IBNR, both primarily as a result of Medicare Advantage membership growth, partially offset by a decrease in the amount of processed but unpaid claims, including pharmacy claims, which fluctuate due to the month-end cutoff.

In addition to the timing of receipts for premiums and services fees and payments of benefits expense, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS, changes in the timing of the collection of pharmacy rebates, and the timing of payments for premium rebates associated with minimum benefit ratios required under the Health Insurance Reform Legislation.

Cash Flow from Investing Activities

Cash consideration paid for acquisitions, net of cash acquired, of $1,235 million in 2012, $226 million in 2011, and $833 million in 2010 primarily related to the Metropolitan, Arcadian, SeniorBridge and other health and wellness and technology related acquisitions in 2012, Anvita and other Retail segment acquisitions in 2011, and the Concentra acquisition in 2010.

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $320 million in 2012, $796 million in 2011, and $756 million in 2010.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $410 million in 2012, $346 million in 2011, and $222 million in 2010, with 2012 and 2011 reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Health and Well-Being Services segment. Excluding acquisitions, we expect total capital expenditures in 2013 in a range of approximately $425 million to $450 million.

Cash Flow from Financing Activities

In December 2012, we issued $600 million of 3.15% senior notes due December 1, 2022 and $400 million of 4.625% senior notes due December 1, 2042. Our net proceeds, reduced for the discount and cost of the offering, were $990 million. We used the proceeds from the offering primarily to finance the acquisition of Metropolitan, including the retirement of Metropolitan’s indebtedness, and to pay related fees and expenses.

In March 2012, we repaid, without penalty, junior subordinated long-term debt of $36 million.

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $341 million less than claims payments during 2012, $378 million less than claim payments during 2011, and $237 million less than claims payments during 2010. Under our new administrative services only TRICARE South Region contract that began April 1, 2012, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $56 million in 2012. See Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for further description.

We repurchased 6.25 million shares for $460 million in 2012, 6.8 million shares for $492 million in 2011, and 1.99 million shares for $100 million in 2010 under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $58 million in 2012, $49 million in 2011, and $8 million in 2010.

During 2012, we paid dividends to stockholders of $165 million as discussed further below. We paid dividends to stockholders of $82 million during 2011. No dividends were paid during 2010.

The remainder of the cash used in or provided by financing activities in 2012, 2011, and 2010 primarily resulted from proceeds from stock option exercises and the change in book overdraft.

Future Sources and Uses of Liquidity

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future dividends is at the discretion of our Board of Directors, and may be adjusted as business or market conditions change.

The following table provides details of dividend payments in 2011 and 2012:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2011 payments
6/30/2011	7/28/2011	$0.25	$41
9/30/2011	10/28/2011	$0.25	$41
2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41

In October 2012, the Board of Directors declared a cash dividend of $0.26 per share that was paid on January 25, 2013, for an aggregate amount of $42 million, to stockholders of record as of the close of business on December 31, 2012.

Stock Repurchase Authorization

In April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $461 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans. The current authorization will expire June 30, 2014. Under this share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of February 1, 2013, the remaining authorized amount under the current authorization totaled $640 million.

Senior Notes

In December 2012, we issued $600 million of 3.15% senior notes due December 1, 2022 and $400 million of 4.625% senior notes due December 1, 2042. Our net proceeds, reduced for the discount and cost of the offering, were $990 million. We used the proceeds from the offering primarily to finance the acquisition of Metropolitan, including the retirement of Metropolitan’s indebtedness, and to pay related fees and expenses. We previously issued $500 million of 6.45% senior notes due June 1, 2016, $500 million of 7.20% senior notes due June 15, 2018, $300 million of 6.30% senior notes due August 1, 2018, and $250 million of 8.15% senior notes due June 15, 2038. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our 7.20%, 8.15%, 3.15%, and 4.625% senior notes contain a change of control provision that may require us to purchase the notes under certain circumstances. All six series of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. Our senior notes are more fully discussed in Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Credit Agreement

Our 5-year $1.0 billion unsecured revolving agreement expires in November 2016. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 120 basis points, varies depending on our credit ratings ranging from 87.5 to 147.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 17.5 basis points, may fluctuate between 12.5 and 27.5 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $6.6 billion at December 31, 2012 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $8.8 billion and actual leverage ratio of 1.1:1, as measured in accordance with the credit agreement as of December 31, 2012. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At December 31, 2012, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $5 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2012, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2012 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $346 million at December 31, 2012 and $494 million at December 31, 2011. Our subsidiaries paid dividends to the parent of $1.2 billion in 2012, $1.1 billion in 2011, and $747 million in 2010. Refer to our parent company financial statements and accompanying notes in Schedule I – Parent Company Financial Information. As described in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Insurance Reform,” the NAIC is continuing discussions regarding the accounting for the insurance industry premium-based assessment required by the Health Insurance Reform Legislation and may require accrual and associated subsidiary funding consideration for the first two years of the assessment in 2014 followed by annual accruals thereafter. The NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which requires annual accrual of the insurance industry premium-based assessment in the year in which it is payable.

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.1 billion and $4.7 billion as of December 31, 2012 and 2011, respectively, which exceeded aggregate minimum regulatory requirements. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2013 is approximately $911 million in the aggregate. This compares to ordinary dividends that were able to be paid in 2012 of approximately $860 million. We expect the amount of dividends to be paid to our parent company in 2013 to approximate the amount of ordinary dividends.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2012 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$2,550	$0	$0	$500	$2,050
Interest (1)	1,694	146	293	243	1,012
Operating leases (2)	852	212	326	192	122
Purchase obligations (3)	262	124	109	13	16
Future policy benefits payable and other long-term liabilities (4)	2,209	65	269	238	1,637

Total	$7,567	$547	$997	$1,186	$4,837

(1)	Interest includes the estimated contractual interest payments under our debt agreements.
(2)	We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
(3)	Purchase obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we were not involved in any SPE transactions.

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

Government Contracts

Our Medicare products, which accounted for approximately 72% of our total premiums and services revenue for the year ended December 31, 2012, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2013, and all of our product offerings filed with CMS for 2013 have been approved.

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

CMS is continuing to perform audits of various companies’ selected Medicare Advantage contracts related to this risk adjustment diagnosis data. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices which influence the calculation of premium payments to Medicare Advantage plans.

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for a Medicare Advantage contract, if any, the results of the audit sample will be extrapolated to the entire Medicare Advantage contract based upon a comparison to “benchmark” audit data in the government fee-for-service program. This comparison to the government program benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set, including any attendant errors that are present in that data set, provides the basis for Medicare Advantage plans risk adjustment to payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between Medicare Advantage plans and the government fee-for-service program data (such as for frequency of coding for certain diagnoses in Medicare Advantage plan data versus the government program data set).

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. Selected Medicare Advantage contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year.

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. During 2012, we completed internal contract level audits of certain contracts based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits was an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) and 2012 on the results of these internal contract level audits. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program and the identification of our specific Medicare Advantage contracts that will be selected for audit. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

At December 31, 2012, our military services business, which accounted for approximately 3% of our total premiums and services revenue for the year ended December 31, 2012, primarily consisted of the TRICARE South Region contract. On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the TMA awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. The TMA has notified us of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2014.

Our Medicaid business, which accounted for approximately 3% of our total premiums and services revenue for the year ended December 31, 2012, primarily consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us contracts for the East, Southeast, and Southwest regions for a three-year term through June 30, 2013.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We continuously evaluate our estimates and those critical accounting policies related primarily to benefits expense and revenue recognition as well as accounting for impairments related to our investment securities, goodwill, and long-lived assets. These estimates are based on knowledge of current events and anticipated future events and, accordingly, actual results ultimately may differ from those estimates. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Benefits Expense Recognition

Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2012	Percentage of Total	December 31, 2011	Percentage of Total
	(dollars in millions)
IBNR	$2,552	67.5%	$2,056	54.8%
Reported claims in process	315	8.3%	376	10.0%
Other benefits payable	908	24.1%	983	26.2%

Benefits payable, excluding military services	3,775	99.9%	3,415	91.0%
Military services benefits payable	4	0.1%	339	9.0%

Total benefits payable	$3,779	100.0%	$3,754	100.0%

Military services benefits payable primarily relates to our previous TRICARE South Region contract that expired on March 31, 2012 and primarily consists of our estimate of incurred healthcare services provided to beneficiaries which were in turn reimbursed by the federal government as further described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. This amount was generally offset by a corresponding receivable due from the federal government, as more fully-described in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Cash Flow from Operating Activities.” Under the new TRICARE South Region contract effective April 1, 2012, the federal government retains the risk of the cost of health benefits and related benefit obligation as further described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2012 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
1.60%	$(309)	(4.75%)	$(321)
1.20%	$(232)	(4.25%)	$(288)
0.80%	$(155)	(3.50%)	$(237)
0.60%	$(116)	(3.00%)	$(203)
0.40%	$ (77)	(2.50%)	$(169)
0.20%	$ (39)	(2.00%)	$(135)
0.10%	$ (19)	(1.50%)	$(101)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2012 caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in benefits payable at December 31, 2012 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.
(c)	The factor change indicated represents the percentage point change.

The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals.

	2012	2011	2010
	(in millions)
Balances at January 1	$3,415	$3,214	$2,943
Acquisitions	66	29	0
Incurred related to:
Current year	30,198	25,834	24,226
Prior years	(257)	(372)	(434)

Total incurred	29,941	25,462	23,792

Paid related to:
Current year	(26,738)	(22,742)	(21,309)
Prior years	(2,909)	(2,548)	(2,212)

Total paid	(29,647)	(25,290)	(23,521)

Balances at December 31	$3,775	$3,415	$3,214

The following table summarizes the changes in estimate for incurred claims related to prior years attributable to our key assumptions. As previously described, our key assumptions consist of trend and completion factors estimated using an assumption of moderately adverse conditions. The amounts below represent the difference between our original estimates and the actual benefits expense ultimately incurred as determined from subsequent claim payments.

	Favorable Development by Changes in Key Assumptions
	2012		2011		2010
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(138)	(2.4)%	$(189)	(3.8)%	$(213)	(4.7)%
Completion factors	(119)	0.7%	(183)	1.2%	(221)	1.6%

Total	$(257)		$(372)		$(434)

(a)	The factor change indicated represents the percentage point change.

As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. There was favorable medical claims reserve development related to prior fiscal years of $257 million in 2012, $372 million in 2011, and $434 million in 2010. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2012, 2011, and 2010.

	Favorable Medical Claims Reserve Development			Change
	2012	2011	2010	2012	2011
	(in millions)
Retail Segment	$(192)	$(245)	$(343)	$(53)	$(98)
Employer Group Segment	(48)	(114)	(73)	(66)	41
Other Businesses	(17)	(13)	(18)	4	(5)

Total	$(257)	$(372)	$(434)	$(115)	$(62)

The favorable medical claims reserve development for 2012, 2011, and 2010 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the favorable medical claims reserve development for 2011 and 2010 reflect improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization. The improvements in the claims processing environment benefited all lines of business during 2011 and 2010, but were more significant during 2010, particularly in our Medicare Private Fee-For-Service line of business. As a result of these improvements, during 2011 and 2010 we experienced a significant increase in claim overpayment recoveries for claims incurred in prior years, primarily as a result of increased audits of provider billings, as well as system enhancements that improved the claim recovery functionality. In addition, in 2010, a shortening of the cycle time associated with provider claim submissions was a contributing factor. We believe we have consistently applied our methodology in determining our best estimate for benefits payable.

We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2012 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.

Benefits expense associated with military services and provisions associated with future policy benefits excluded from the previous table was as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Military services	$908	$3,247	$3,059
Future policy benefits	136	114	266

Total	$1,044	$3,361	$3,325

The declines in military services benefits payable and benefits expense in 2012 relate to the transition to the new TRICARE South Region contract on April 1, 2012, which is accounted for as an administrative services only contract as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Our previous TRICARE contract that expired on March 31, 2012 contained provisions where we shared the risk with the federal government for the cost of health benefits. Therefore, the impact on our income from operations from changes in estimate for TRICARE benefits payable was reduced substantially by the federal government’s share of the risk. The net change in income from operations as determined retrospectively, after giving consideration to claim development occurring in the current period, was an increase of approximately $2 million for 2011 and a decrease of approximately $14 million for 2010.

Future policy benefits payable of $1.9 billion and $1.7 billion at December 31, 2012 and 2011, respectively, represent liabilities for long-duration insurance policies including long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits.

Future policy benefits payable include $1.1 billion at December 31, 2012 and $938 million at December 31, 2011 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 KMG acquisition. These amounts include $119 million at December 31, 2012 and $47 million at December 31, 2011 associated with amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.

During 2012, we recorded a change in estimate associated with future policy benefits payable for our long-term care block resulting in additional benefits expense of $29 million and a corresponding increase in future policy benefits payable. This change in estimate was based on current claim experience demonstrating an increase in the length of the time policyholders already in payment status remained in such status. Future policy benefits payable was increased to cover future payments to policyholders currently in payment status.

Long-term care policies provide for long-duration coverage and, therefore, our actual experience will emerge many years after assumptions have been established. The risk of a deviation of the actual interest rates, morbidity rates, and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases and/or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required. During 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with lower interest rates and higher actual expenses as compared to acquisition date assumptions, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our long-term care policies were not adequate to provide for future policy benefits under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during 2010 we recorded $139 million of additional benefits expense, with a corresponding increase in future policy benefits payable of $170 million partially offset by a related reinsurance recoverable of $31 million included in other long-term assets. In addition, future policy benefits payable include amounts of $220 million at December 31, 2012 and of $224 million at December 31, 2011 which are subject to 100% coinsurance agreements as more fully described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.

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

Our commercial contracts establish rates on a per employee basis for each month of coverage based on the type of coverage purchased (single to family coverage options). Our Medicare and Medicaid contracts also establish monthly rates per member. However, our Medicare contracts also have additional provisions as outlined in the following separate section.

Premiums revenue and administrative services only, or ASO, fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for estimated changes in an employer’s enrollment and individuals that ultimately may fail to pay, and beginning January 1, 2011, for estimated rebates to policyholders under the minimum benefit ratios required under the Health Insurance Reform Legislation. We estimate these policyholder rebates by projecting calendar year minimum benefit ratios for the individual, small group, and large group markets, as defined by the Health Insurance Reform Legislation using a methodology prescribed by the Department of Health and Human Services, separately by state and legal entity. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Enrollment changes not yet processed or not yet reported by an employer group or the government, also known as retroactive membership adjustments, are estimated based on available data and historical trends. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.

We bill and collect premium remittances from employer groups and members in our Medicare and other individual products monthly. We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

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

The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain at period end, including member eligibility and risk adjustment score differences with CMS as well as pharmacy rebates from manufacturers. These factors have an offsetting effect on changes in the risk corridor estimate. In 2012, we paid $131 million and in January 2013 we paid $158 million related to our reconciliation with CMS regarding the 2011 Medicare Part D risk corridor provisions compared to our estimate of $286 million at December 31, 2011. In 2011, we paid $380 million related to our reconciliation with CMS regarding the 2010 Medicare Part D risk corridor provisions compared to our estimate of $345 million at December 31, 2010. The net liability associated with the 2012 risk corridor estimate, which will be settled in 2013, was $194 million at December 31, 2012.

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. Beginning in 2011, the Health Reform Legislation mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefits expense for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period. Gross financing receipts were $3.5 billion and gross financing withdrawals were $3.8 billion during 2012. CMS subsidy and brand name prescription drug discount activity recorded to the consolidated balance sheets at December 31, 2012 was $635 million to other current assets and $77 million to trade accounts payable and accrued expenses.

Settlement of the reinsurance and low-income cost subsidies as well as the brand name prescription drug discounts and risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data.

Medicare Risk-Adjustment Provisions

CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans. Rates paid to Medicare Advantage plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. We estimate risk-adjustment revenues based on medical diagnoses for our membership. The risk-adjustment model is more fully described in Item 1. – Business under the section titled “Individual Medicare.”

Military services

In 2012, revenues derived from our military services business represented approximately 3% of total premiums and services revenue. Military services premiums and services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense, or DoD. On April 1, 2012, we began delivering services under a new TRICARE South Region contract with the DoD. Under the new contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. Under the terms of the new TRICARE South Region contract, we do not record premiums revenue or benefits expense in our consolidated statements of income related to these health care costs and related reimbursements. Instead, we account for revenues under the new contract net of estimated health care costs similar to an administrative services fee only agreement. The new contract includes fixed administrative services fees and incentive fees and penalties. Administrative services fees are recognized as services are performed.

Our TRICARE members are served by both in-network and out-of-network providers in accordance with the new contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments associated with these health care costs and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For the first nine months of the new contract, April 1, 2012 to December 31, 2012, health care cost payments were $2.1 billion, exceeding reimbursements of $2.0 billion by $56 million.

Our previous TRICARE South Region contract that expired on March 31, 2012 provided a financial interest in the underlying health care cost; therefore, we reported revenues on a gross basis. We shared the risk with the federal government for the cost of health benefits incurred under our previous contract, earning more revenue or incurring additional cost based on the variance of actual health care costs from an annually negotiated target health care cost as described below. TRICARE revenues consisted generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which were in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, and other services. We recognized the insurance premium as revenue ratably over the period coverage was provided. Health care services reimbursements were recognized as revenue in the period health services were provided. Administrative services fees were recognized as revenue in the period services were performed.

As indicated above, our previous TRICARE South Region contained provisions where we shared the risk with the federal government for the cost of health benefits. Annually, we negotiated a target health care cost amount, or target cost, with the federal government and determined an underwriting fee. Any variance from the target cost was shared. We earned more revenue or incurred additional costs based on the variance of actual health care costs versus the negotiated target cost. We received 20% for any cost underrun, subject to a ceiling that limited the underwriting profit to 10% of the target cost. We paid 20% for any cost overrun, subject to a floor that limited the underwriting loss to negative 4% of the target cost. A final settlement occurred 12 to 18 months after the end of each contract year to which it applied. We deferred the recognition of any revenues for favorable contingent underwriting fee adjustments related to cost underruns until the amount was determinable and the collectibility was reasonably assured. We estimated and recognized unfavorable contingent underwriting fee adjustments related to cost overruns currently in operations as an increase in benefits expense.

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

Patient Services

Patient services revenue associated with provider services in our Health and Well-Being Services segment primarily related to Concentra, acquired December 21, 2010. Patient services revenue includes (1) workers’ compensation injury care and related services and (2) other healthcare services related to employer needs or statutory requirements. Patient services revenues are recognized in the period services are provided to the customer when the sales price is fixed or determinable, and are net of contractual allowances.

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

Investment Securities

Investment securities totaled $9.8 billion, or 49% of total assets at December 31, 2012, and $9.5 billion, or 53% of total assets at December 31, 2011. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2012 and at December 31, 2011. The fair value of debt securities were as follows at December 31, 2012 and 2011:

	December 31, 2012	Percentage of Total	December 31, 2011	Percentage of Total
	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$618	6.3%	$725	7.7%
Mortgage-backed securities	1,603	16.3%	1,784	18.9%
Tax-exempt municipal securities	3,071	31.2%	2,856	30.2%
Mortgage-backed securities:
Residential	34	0.3%	44	0.4%
Commercial	659	6.7%	381	4.0%
Asset-backed securities	68	0.7%	83	0.9%
Corporate debt securities	3,794	38.5%	3,580	37.9%

Total debt securities	$9,847	100.0%	$9,453	100.0%

Approximately 94% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2012. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Tax-exempt municipal securities included pre-refunded bonds of $311 million at December 31, 2012 and $332 million at December 31, 2011. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations at the time the fund is established. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for $1.1 billion of these municipals in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for $1.7 billion of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax-exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $627 million and $634 million at December 31, 2012 and 2011, respectively, of tax-exempt securities guaranteed by monoline insurers. The equivalent weighted average S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA-.

Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $2 million at December 31, 2012 and $3 million at December 31, 2011. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio.

The percentage of corporate securities associated with the financial services industry was 22.8% at December 31, 2012 and 19.3% at December 31, 2011.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2012:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$56	$0	$2	$0	$58	$0
Mortgage-backed securities	38	0	25	(1)	63	(1)
Tax-exempt municipal securities	233	(3)	27	(1)	260	(4)
Mortgage-backed securities:
Residential	0	0	4	(1)	4	(1)
Commercial	94	0	0	0	94	0
Asset-backed securities	2	0	4	0	6	0
Corporate debt securities	104	(2)	4	0	108	(2)

Total debt securities	$527	$(5)	$66	$(3)	$593	$(8)

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

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2012 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2012.

Several European countries, including Spain, Italy, Ireland, Portugal, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these five countries.

All issuers of securities we own that were trading at an unrealized loss at December 31, 2012 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At December 31, 2012, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2012.

There were no material other-than-temporary impairments in 2012, 2011, or 2010.

Goodwill and Long-lived Assets

At December 31, 2012, goodwill and other long-lived assets represented 28% of total assets and 62% of total stockholders’ equity, compared to 23% and 51%, respectively, at December 31, 2011.

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

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the ultimate outcome of the Health Insurance Reform Legislation, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill.

Beginning with 2012, we are allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We did not elect to use the qualitative approach in 2012.

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

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Prior to 2009, under interest rate swap agreements, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. We terminated all of our interest rate swap agreements in 2008. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2012 or December 31, 2011.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2012. Our net unrealized position improved $203 million from a net unrealized gain position of $525 million at December 31, 2011 to a net unrealized gain position of $728 million at December 31, 2012. At December 31, 2012, we had gross unrealized losses of $8 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2012. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.0 years as of December 31, 2012 and 3.9 years as of December 31, 2011. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $443 million.

We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2012 and 2011. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points four times, and have changed by less than 100 basis points five times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2012
Investment income (a)	$(16)	$(16)	$(10)	$33	$68	$102
Interest expense (b)	0	0	0	0	0	0

Pretax	$(16)	$(16)	$(10)	$33	$68	$102

As of December 31, 2011
Investment income	$(26)	$(21)	$(11)	$35	$69	$104
Interest expense (b)	0	0	0	0	0	0

Pretax	$(26)	$(21)	$(11)	$35	$69	$104

(a)	As of December 31, 2012, some of our investments had interest rates below 3% so the assumed hypothetical change in pretax earnings does not reflect the full 3% point reduction.
(b)	The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2012 or December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,306	$1,377
Investment securities	8,001	7,743
Receivables, less allowance for doubtful accounts of $94 in 2012 and $85 in 2011:	733	1,034
Other current assets	1,670	1,027

Total current assets	11,710	11,181

Property and equipment, net	1,098	912
Long-term investment securities	1,846	1,710
Goodwill	3,640	2,740
Other long-term assets	1,685	1,165

Total assets	$19,979	$17,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,779	$3,754
Trade accounts payable and accrued expenses	2,042	1,783
Book overdraft	324	306
Unearned revenues	230	213

Total current liabilities	6,375	6,056
Long-term debt	2,611	1,659
Future policy benefits payable	1,858	1,663
Other long-term liabilities	288	267

Total liabilities	11,132	9,645

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 194,470,820 shares issued in 2012 and 193,230,310 shares issued in 2011	32	32
Capital in excess of par value	2,101	1,938
Retained earnings	7,881	6,825
Accumulated other comprehensive income	386	303
Treasury stock, at cost, 36,138,955 shares in 2012 and 29,225,996 shares in 2011	(1,553)	(1,035)

Total stockholders’ equity	8,847	8,063

Total liabilities and stockholders’ equity	$19,979	$17,708

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2012	2011	2010
	(in millions, except per share results)
Revenues:
Premiums	$37,009	$35,106	$32,712
Services	1,726	1,360	555
Investment income	391	366	329

Total revenues	39,126	36,832	33,596

Operating expenses:
Benefits	30,985	28,823	27,117
Operating costs	5,830	5,395	4,380
Depreciation and amortization	295	270	245

Total operating expenses	37,110	34,488	31,742

Income from operations	2,016	2,344	1,854
Interest expense	105	109	105

Income before income taxes	1,911	2,235	1,749
Provision for income taxes	689	816	650

Net income	$1,222	$1,419	$1,099

Basic earnings per common share	$7.56	$8.58	$6.55

Diluted earnings per common share	$7.47	$8.46	$6.47

Dividends declared per common share	$1.03	$0.75	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Net income	$1,222	$1,419	$1,099
Other comprehensive income:
Gross unrealized investment gain	164	299	129
Effect of income taxes	(60)	(109)	(47)

Total unrealized investment gain, net of tax	104	190	82

Reclassification adjustment for net realized gains included in net income	(33)	(11)	(6)
Effect of income taxes	12	4	2

Total reclassification adjustment, net of tax	(21)	(7)	(4)

Other comprehensive income, net of tax	83	183	78

Comprehensive income	$1,305	$1,602	$1,177

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2010	189,801	$32	$1,658	$4,430	$42	$(386)	$5,776
Net income				1,099			1,099
Other comprehensive income					78		78
Common stock repurchases						(108)	(108)
Stock-based compensation			63				63
Restricted stock grants and restricted stock unit vesting	5	0					0
Restricted stock forfeitures	(127)	0	0				0
Stock option exercises	566	0	17				17
Stock option and restricted stock tax benefit			(1)				(1)

Balances, December 31, 2010	190,245	32	1,737	5,529	120	(494)	6,924
Net income				1,419			1,419
Other comprehensive income					183		183
Common stock repurchases						(541)	(541)
Dividends declared			0	(123)			(123)
Stock-based compensation			67				67
Restricted stock grants and restricted stock unit vesting	11	0					0
Restricted stock forfeitures	(105)	0	0				0
Stock option exercises	3,079	0	134				134
Stock option and restricted stock tax benefit			0				0

Balances, December 31, 2011	193,230	32	1,938	6,825	303	(1,035)	8,063
Net income				1,222			1,222
Other comprehensive income					83		83
Common stock repurchases						(518)	(518)
Dividends declared			0	(166)			(166)
Stock-based compensation			82				82
Restricted stock grants and restricted stock unit vesting	15	0					0
Restricted stock forfeitures	(1)	0	0				0
Stock option exercises	1,227	0	60				60
Stock option and restricted stock tax benefit			21				21

Balances, December 31, 2012	194,471	$32	$2,101	$7,881	$386	$(1,553)	$8,847

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities
Net income	$1,222	$1,419	$1,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338	303	263
Stock-based compensation	82	67	63
Net realized capital gains	(33)	(11)	(6)
(Benefit) provision for deferred income taxes	(80)	22	(199)
Provision for doubtful accounts	26	31	19
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	326	(106)	(46)
Other assets	(253)	(183)	81
Benefits payable	(41)	256	247
Other liabilities	300	194	722
Unearned revenues	(43)	26	(46)
Other	79	61	45

Net cash provided by operating activities	1,923	2,079	2,242

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,235)	(226)	(833)
Purchases of property and equipment	(410)	(346)	(222)
Proceeds from sales of property and equipment	0	10	0
Purchases of investment securities	(3,221)	(3,678)	(4,589)
Maturities of investment securities	1,497	1,623	1,821
Proceeds from sales of investment securities	1,404	1,259	2,012

Net cash used in investing activities	(1,965)	(1,358)	(1,811)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(397)	(378)	(237)
Proceeds from issuance of senior notes, net	990	0	0
Repayment of long-term debt	(36)	0	0
Common stock repurchases	(518)	(541)	(108)
Dividends paid	(165)	(82)	0
Excess tax benefit from stock-based compensation	22	15	2
Change in book overdraft	18	(103)	35
Proceeds from stock option exercises and other, net	57	72	(63)

Net cash used in financing activities	(29)	(1,017)	(371)

(Decrease) increase in cash and cash equivalents	(71)	(296)	60
Cash and cash equivalents at beginning of year	1,377	1,673	1,613

Cash and cash equivalents at end of year	$1,306	$1,377	$1,673

Supplemental cash flow disclosures:
Interest payments	$110	$114	$112
Income tax payments, net	$745	$874	$785
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$1,535	$266	$1,044
Less: Fair value of liabilities assumed	(300)	(40)	(211)

Cash paid for acquired businesses, net of cash acquired	$1,235	$226	$833

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 75% of our total premiums and services revenue from contracts with the federal government in 2012, including 15% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.

Health Insurance Reform

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Legislation) which enact significant reforms to various aspects of the U.S. health insurance industry. There are many provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

Certain significant provisions of the Health Insurance Reform Legislation include, among others, mandated coverage requirements, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. Implementation dates of the Health Insurance Reform Legislation began in September 2010 and continue through 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc. and subsidiaries that the Company controls, including variable interest entities associated with medical practices for which the Company is the primary beneficiary. We do not own many of our medical practices but instead enter into exclusive long-term management agreements with the affiliated Professional Associations, or P.A.s, that operate these medical practices. Based upon the provisions of these agreements, these affiliated P.A.s are variable interest entities and we are the primary beneficiary, and accordingly we consolidated the affiliated P.A.s. All significant intercompany balances and transactions have been eliminated.

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

Premiums Revenue

We bill and collect premium remittances from employer groups and members in our Medicare and other individual products monthly. We receive monthly premiums from the federal government and various states

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

according to government specified payment rates and various contractual terms. Changes in revenues from CMS for our Medicare products resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and beginning January 1, 2011, adjustments to recognize rebates to policyholders under the minimum benefit ratios required under Health Insurance Reform Legislation. We estimate these policyholder rebates by projecting calendar year minimum benefit ratios for the individual, small group, and large group markets, as defined by the Health Insurance Reform Legislation using a methodology prescribed by the Department of Health and Human Services, separately by state and legal entity. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Military services

Military services premiums and services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense, or DoD. On April 1, 2012, we began delivering services under a new TRICARE South Region contract with the DoD. Under the new contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. Under the terms of the new TRICARE South Region contract, we do not record premiums revenue or benefits expense in our consolidated statements of income related to these health care costs and related reimbursements. Instead, we account for revenues under the new contract net of estimated health care costs similar to an administrative services fee only agreement.

Our TRICARE members are served by both in-network and out-of-network providers in accordance with the new contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments associated with these health care costs and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For the first nine months of the new contract, April 1, 2012 to December 31, 2012, health care cost payments were $2.1 billion, exceeding reimbursements of $2.0 billion by $56 million.

Our previous TRICARE South Region contract that expired on March 31, 2012 provided a financial interest in the underlying health care cost; therefore, we reported revenues on a gross basis. We shared the risk with the federal government for the cost of health benefits incurred under our previous contract, earning more revenue or incurring additional cost based on the variance of actual health care costs from an annually negotiated target health care cost. TRICARE revenues consisted generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which were in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, and other services. We recognized the insurance premium as revenue ratably over the period coverage was provided. Health care services

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reimbursements were recognized as revenue in the period health services were provided. Administrative services fees were recognized as revenue in the period services were performed. We deferred the recognition of any contingent revenues for favorable variances until the end of the contract period when the amount was determinable and the collectibility was reasonably assured. We estimated and recognized contingent benefits expense for unfavorable variances currently in our results of operations.

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

Administrative services fees

Administrative services fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded groups. Revenues from providing administration services, also known as administrative services only, or ASO, are recognized in the period services are performed and are net of estimated uncollectible amounts. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, many ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. Accordingly, we have recorded premiums revenue and benefits expense related to these stop loss insurance contracts. We routinely monitor the collectibility of specific accounts, the aging of receivables, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. ASO fees received prior to the service period are recorded as unearned revenues.

On April 1, 2012, we began delivering services under a new TRICARE South Region contract with the DoD. As discussed previously, under the new contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. We account for revenues under the new contract net of estimated health care costs similar to an administrative services fee only agreement. The new contract includes fixed administrative services fees and incentive fees and penalties. Administrative services fees are recognized as services are performed.

Receivables

Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.

Policy Acquisition Costs

Policy acquisition costs are those costs that relate directly to the successful acquisition of new and renewal insurance policies. Such costs include commissions, costs of policy issuance and underwriting, and other costs

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred. These short-duration employer-group prepaid health services policies typically have a one-year term and may be cancelled upon 30 days notice by the employer group.

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

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. Impairment tests completed for 2012, 2011, and 2010 did not result in an impairment loss. Beginning with 2012 we are allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We did not elect to use the qualitative approach for 2012.

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

Benefits Payable and Benefits Expense Recognition

Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in the consolidated balance sheets. Other supplemental benefits include dental, vision, and other supplemental health and financial protection products.

We estimate the costs of our benefits expense payments using actuarial methods and assumptions based upon claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors, and record benefit reserves for future payments. We continually review estimates of future payments relating to claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves.

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

Future policy benefits payable

Future policy benefits payable include liabilities for long-duration insurance policies including life insurance, annuities, health, and long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefits expense in the period the changes occur. We adjust future policy benefits payable for the additional liability that would have been recorded if investment securities backing the liability had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment, net of applicable deferred taxes, with the change in unrealized investment gain (loss) in accumulated other comprehensive income in stockholders’ equity.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments

At times, we may use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. We were not party to any interest-rate swap agreements in 2012, 2011, or 2010.

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

Fair value of actively traded debt securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. We obtain at least one quoted price for each security from a third party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third party pricing service may use quoted market prices of comparable securities or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates, and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third party investment advisor. In addition, on a quarterly basis we examine the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels, and various durations.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. ACQUISITIONS

On December 21, 2012, we acquired Metropolitan Health Networks, Inc., or Metropolitan, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. We paid $11.25 per share in cash to acquire all of the outstanding shares of Metropolitan and repaid all outstanding debt of Metropolitan for a transaction value of $851 million, plus transaction expenses. The preliminary fair values of Metropolitan’s assets acquired and liabilities assumed at the date of the acquisition are summarized as follows:

Metropolitan
(in millions)
Cash and cash equivalents	$49
Receivables, net	28
Other current assets	40
Property and equipment	22
Goodwill	569
Other intangible assets	263
Other long-term assets	1

Total assets acquired	972

Current liabilities	(22)
Other long-term liabilities	(99)

Total liabilities assumed	(121)

Net assets acquired	$851

The goodwill was assigned to the Health and Well-Being Services segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and trade names, have a weighted average useful life of 8.4 years.

On October 29, 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, a privately held MSO headquartered in Miami, Florida that coordinates medical care for Medicare Advantage and Medicaid beneficiaries primarily in Florida and Texas.

The Metropolitan and MCCI transactions are expected to provide us with components of a successful integrated care delivery model that has demonstrated scalability to new markets. A substantial portion of the revenues for both Metropolitan and MCCI are derived from services provided to Humana Medicare Advantage members under capitation contracts with our health plans. In addition, Metropolitan and MCCI provide services to Medicare Advantage and Medicaid members under capitation contracts with third party health plans. Under these capitation agreements with Humana and third party health plans, Metropolitan and MCCI assume financial risk associated with these Medicare Advantage and Medicaid members.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective March 31, 2012, we acquired Arcadian Management Services, Inc., or Arcadian, a Medicare Advantage health maintenance organization (HMO) serving members in 15 U.S. states, increasing Medicare membership and expanding our Medicare footprint and future growth opportunities in these areas. The allocation of the purchase price resulted in goodwill of $44 million and other intangible assets of $38 million. The goodwill was assigned to the Retail segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and provider contracts, have a weighted average useful life of 9.7 years.

On December 6, 2011, we acquired Anvita, Inc., or Anvita, a San Diego-based health care analytics company. The Anvita acquisition provides scalable analytics solutions that produce clinical insights which we expect to enhance our ability to improve the quality and lower the cost of health care for our members and customers. The allocation of the purchase price resulted in goodwill of $116 million and other intangible assets of $60 million. The goodwill was assigned to the Retail segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of technology, have a weighted average useful life of 6.5 years.

On December 21, 2010, we acquired Concentra Inc., or Concentra, a health care company based in Addison, Texas, for $805 million. During 2011, we accrued and paid $6 million related to the final determination of working capital that existed at the acquisition date and recorded immaterial adjustments to the acquisition date fair value of Concentra’s net tangible assets acquired with a corresponding adjustment to goodwill. Through its affiliated clinicians, Concentra delivers occupational medicine, urgent care, physical therapy, and wellness services to workers and the general public through its operation of medical centers and worksite medical facilities. The Concentra acquisition provided us entry into this space on a national scale, offering additional means for achieving health and wellness solutions and providing an expandable platform for growth. The total consideration of $811 million exceeded our estimated fair value of the net tangible assets acquired by approximately $725 million, of which we allocated $188 million to other intangible assets and $537 million to goodwill. The goodwill was assigned to the Health and Well-Being Services segment. Approximately $58 million of the acquired goodwill is deductible for tax purposes. The other intangible assets, which primarily consist of customer relationships and trade name, have a weighted average useful life of 13.7 years.

The purchase price allocations of Metropolitan and SeniorBridge are preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets. The results of operations and financial condition of Metropolitan, SeniorBridge, Arcadian, Anvita, and Concentra have been included in our consolidated statements of income and consolidated balance sheets from the acquisition dates. In addition, during 2012 and 2011, we acquired other health and wellness and technology related businesses which, individually or in the aggregate, have not had, or are not expected to have, a material impact on our results of operations, financial condition, or cash flows. In 2012, we recognized acquisition-related costs in connection with 2012 acquisitions of $27 million. Acquisition-related costs were not material in 2011 or 2010. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the current year were not material for disclosure purposes.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at December 31, 2012 and 2011, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$602	$16	$0	$618
Mortgage-backed securities	1,519	85	(1)	1,603
Tax-exempt municipal securities	2,890	185	(4)	3,071
Mortgage-backed securities:
Residential	33	2	(1)	34
Commercial	615	44	0	659
Asset-backed securities	66	2	0	68
Corporate debt securities	3,394	402	(2)	3,794

Total debt securities	$9,119	$736	$(8)	$9,847

December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$705	$20	$0	$725
Mortgage-backed securities	1,701	85	(2)	1,784
Tax-exempt municipal securities	2,709	149	(2)	2,856
Mortgage-backed securities:
Residential	46	0	(2)	44
Commercial	356	25	0	381
Asset-backed securities	82	1	0	83
Corporate debt securities	3,329	262	(11)	3,580

Total debt securities	$8,928	$542	$(17)	$9,453

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2012 and 2011, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$56	$0	$2	$0	$58	$0
Mortgage-backed securities	38	0	25	(1)	63	(1)
Tax-exempt municipal securities	233	(3)	27	(1)	260	(4)
Mortgage-backed securities:
Residential	0	0	4	(1)	4	(1)
Commercial	94	0	0	0	94	0
Asset-backed securities	2	0	4	0	6	0
Corporate debt securities	104	(2)	4	0	108	(2)

Total debt securities	$527	$(5)	$66	$(3)	$593	$(8)

December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$117	$0	$0	$0	$117	$0
Mortgage-backed securities	67	(1)	18	(1)	85	(2)
Tax-exempt municipal securities	53	0	48	(2)	101	(2)
Mortgage-backed securities:
Residential	3	0	24	(2)	27	(2)
Commercial	14	0	0	0	14	0
Asset-backed securities	16	0	4	0	20	0
Corporate debt securities	355	(10)	41	(1)	396	(11)

Total debt securities	$625	$(11)	$135	$(6)	$760	$(17)

Approximately 94% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2012. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At December 31, 2012, 10% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 40% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 60% of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, 20% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2012 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2012.

The percentage of corporate securities associated with the financial services industry was 22.8% at December 31, 2012 and 19.3% at December 31, 2011.

Several European countries, including Spain, Italy, Ireland, Portugal, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these five countries.

All issuers of securities we own that were trading at an unrealized loss at December 31, 2012 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At December 31, 2012, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2012.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(in millions)
Gross realized gains	$38	$33	$35
Gross realized losses	(5)	(22)	(29)

Net realized capital gains	$33	$11	$6

There were no material other-than-temporary impairments in 2012, 2011, or 2010.

The contractual maturities of debt securities available for sale at December 31, 2012, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$359	$362
Due after one year through five years	1,826	1,907
Due after five years through ten years	2,946	3,220
Due after ten years	1,755	1,994
Mortgage and asset-backed securities	2,233	2,364

Total debt securities	$9,119	$9,847

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at December 31, 2012 and 2011, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2012
Cash equivalents	$1,177	$1,177	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	618	0	618	0
Mortgage-backed securities	1,603	0	1,603	0
Tax-exempt municipal securities	3,071	0	3,058	13
Mortgage-backed securities:
Residential	34	0	34	0
Commercial	659	0	659	0
Asset-backed securities	68	0	67	1
Corporate debt securities	3,794	0	3,770	24

Total debt securities	9,847	0	9,809	38

Total invested assets	$11,024	$1,177	$9,809	$38

December 31, 2011
Cash equivalents	$1,205	$1,205	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	725	0	725	0
Mortgage-backed securities	1,784	0	1,784	0
Tax-exempt municipal securities	2,856	0	2,840	16
Mortgage-backed securities:
Residential	44	0	44	0
Commercial	381	0	381	0
Asset-backed securities	83	0	82	1
Corporate debt securities	3,580	0	3,556	24

Total debt securities	9,453	0	9,412	41

Total invested assets	$10,658	$1,205	$9,412	$41

There were no material transfers between Level 1 and Level 2 during 2012 or 2011.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 3 assets had a fair value of $38 million at December 31, 2012, or less than 0.4% of our total invested assets. During the years ended December 31, 2012, 2011, and 2010, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the years ended December 31,
	2012			2011			2010
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$25	$16	$41	$14	$52	$66	$24	$69	$93
Total gains or losses:
Realized in earnings	0	0	0	1	1	2	6	0	6
Unrealized in other comprehensive income	0	0	0	0	1	1	(4)	2	(2)
Purchases	0	0	0	17	0	17	3	0	3
Sales	0	(3)	(3)	(7)	(38)	(45)	(13)	(3)	(16)
Settlements	0	0	0	0	0	0	(2)	(16)	(18)

Balance at December 31	$25	$13	$38	$25	$16	$41	$14	$52	$66

Financial Liabilities

Our long-term debt, recorded at carrying value in our consolidated balance sheets, was $2,611 million at December 31, 2012 and $1,659 million at December 31, 2011. The fair value of our long-term debt was $2,923 million at December 31, 2012 and $1,834 million at December 31, 2011. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As disclosed in Note 3, we completed our acquisitions of Metropolitan, SeniorBridge, Arcadian, Anvita, Concentra, and other companies during 2012, 2011, and 2010. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no assets or liabilities measured at fair value on a nonrecurring basis during 2012, 2011, or 2010.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. MEDICARE PART D

As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2012 and 2011:

	2012		2011
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$37	$635	$2	$363
Trade accounts payable and accrued expenses	(393)	(77)	(331)	(139)

Net current (liability) asset	$(356)	$558	$(329)	$224

At December 31, 2012, the net risk corridor payable balance included a payable of $158 million related to the 2011 contract year that was paid in January 2013.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2012 and 2011:

	2012	2011
	(in millions)
Land	$20	$18
Buildings and leasehold improvements	620	523
Equipment	728	606
Computer software	1,145	935

	2,513	2,082
Accumulated depreciation	(1,415)	(1,170)

Property and equipment, net	$1,098	$912

Depreciation expense was $263 million in 2012, $249 million in 2011, and $225 million in 2010, including amortization expense for capitalized internally developed and purchased software of $151 million in 2012, $139 million in 2011, and $136 million in 2010.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2012 and 2011 were as follows:

	Retail	Employer Group	Health & Well-Being Services	Other Businesses	Total
	(in millions)
Balance at December 31, 2010	$593	$62	$1,856	$57	$2,568
Acquisitions	161	0	8	0	169
Subsequent payments/adjustments	0	0	3	0	3

Balance at December 31, 2011	$754	$62	$1,867	$57	$2,740
Acquisitions	98	0	753	43	894
Subsequent payments/adjustments	(3)	9	0	0	6

Balance at December 31, 2012	$849	$71	$2,620	$100	$3,640

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2012 and 2011:

	Weighted Average Life	2012			2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.5 yrs	$733	$237	$496	$429	$182	$247
Trade names and technology	13.6 yrs	190	21	169	135	6	129
Provider contracts	15.0 yrs	51	19	32	44	15	29
Noncompetes and other	6.5 yrs	51	17	34	40	10	30

Total other intangible assets	10.4 yrs	$1,025	$294	$731	$648	$213	$435

Amortization expense for other intangible assets was approximately $75 million in 2012, $54 million in 2011 and $38 million in 2010. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,:
2013	$110
2014	102
2015	90
2016	84
2017	76

9. BENEFITS PAYABLE

Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Balances at January 1	$3,415	$3,214	$2,943
Acquisitions	66	29	0
Incurred related to:
Current year	30,198	25,834	24,226
Prior years	(257)	(372)	(434)

Total incurred	29,941	25,462	23,792

Paid related to:
Current year	(26,738)	(22,742)	(21,309)
Prior years	(2,909)	(2,548)	(2,212)

Total paid	(29,647)	(25,290)	(23,521)

Balances at December 31	$3,775	$3,415	$3,214

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $257 million in 2012, $372 million in 2011, and $434 million in 2010. The favorable medical claims reserve development for 2012, 2011, and 2010 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the favorable medical claims reserve development for 2011 and 2010 reflect improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization. The improvements in the claims processing environment benefited all lines of business during 2011 and 2010, but were more significant during 2010, particularly in our Medicare Private Fee-For-Service line of business. As a result of these improvements, during 2011 and 2010 we experienced a significant increase in claim overpayment recoveries for claims incurred in prior years, primarily as a result of increased audits of provider billings, as well as system enhancements that improved the claim recovery functionality. In addition, in 2010, a shortening of the cycle time associated with provider claim submissions was a contributing factor.

Benefits expense associated with military services and provisions associated with future policy benefits excluded from the previous table was as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Military services	$908	$3,247	$3,059
Future policy benefits	136	114	266

Total	$1,044	$3,361	$3,325

Military services benefits payable of $4 million and $339 million at December 31, 2012 and 2011, respectively, primarily consisted of our estimate of incurred healthcare services provided to beneficiaries which are in turn reimbursed by the federal government, as more fully described in Note 2. This amount is generally offset by a corresponding receivable due from the federal government. The declines in military services benefits payable and benefits expense in 2012 relate to the transition to the new TRICARE South Region contract on April 1, 2012, which is accounted for as an administrative services only contract as more fully described in Note 2.

The higher benefits expense associated with future policy benefits payable during 2012 and 2010 relates to reserve strengthening for our closed block of long-term care policies acquired in connection with the 2007 KMG America Corporation, or KMG, acquisition more fully described in Note 17.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Current provision:
Federal	$708	$732	$786
States and Puerto Rico	61	62	63

Total current provision	769	794	849
Deferred (benefit) provision	(80)	22	(199)

Provision for income taxes	$689	$816	$650

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2012, 2011 and 2010 due to the following:

	2012	2011	2010
	(in millions)
Income tax provision at federal statutory rate	$669	$782	$612
States, net of federal benefit, and Puerto Rico	27	35	31
Tax exempt investment income	(26)	(25)	(24)
Nondeductible executive compensation	14	11	13
Other, net	5	13	18

Provision for income taxes	$689	$816	$650

The provision for income taxes for 2012, 2011, and 2010 reflects a $14 million, $11 million and $13 million, respectively, estimated impact from limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Insurance Reform Legislation.

As of December 31, 2012, we do not have material uncertain tax positions reflected in our consolidated balance sheet.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2012 and 2011 were as follows:

	Assets (Liabilities)
	2012	2011
	(in millions)
Future policy benefits payable	$246	$179
Net operating loss carryforward	203	181
Compensation and other accrued expenses	174	95
Benefits payable	91	111
Deferred acquisition costs	37	35
Capital loss carryforward	13	13
Unearned premiums	11	11
Other	9	20

Total deferred income tax assets	784	645

Valuation allowance	(28)	(28)

Total deferred income tax assets, net of valuation allowance	756	617

Depreciable property and intangible assets	(465)	(347)
Investment securities	(265)	(191)
Prepaid expenses	(59)	(49)

Total deferred income tax liabilities	(789)	(587)

Total net deferred income tax (liabilities) assets	$(33)	$30

Amounts recognized in the consolidated balance sheets:
Other long-term assets	$12	$46
Trade accounts payable and accrued expenses	(45)	(16)

Total net deferred income tax (liabilities) assets	$(33)	$30

At December 31, 2012, we had approximately $555 million of net operating losses to carry forward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2013 through 2031. A significant portion of these losses are in a subsidiary that will not be included in the Humana Inc. consolidated tax return until 2013, and, therefore, may not be used until that point. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $77 million of net operating loss carryforwards related to prior acquisitions. For the remainder of the net operating loss carryforwards, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

We file income tax returns in the United States and certain foreign jurisdictions. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2011 and prior years. Our 2012 tax return is under advance review by the IRS under its Compliance Assurance Process. With few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2009. As of December 31, 2012, we are not aware of any material adjustments that may be proposed.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. DEBT

The carrying value of long-term debt outstanding was as follows at December 31, 2012 and 2011:

	2012	2011
	(in millions)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$523	$530
$500 million, 7.20% due June 15, 2018	506	507
$300 million, 6.30% due August 1, 2018	317	319
$600 million, 3.15% due December 1, 2022	598	0
$250 million, 8.15% due June 15, 2038	267	267
$400 million, 4.625% due December 1, 2042	400	0

Total senior notes	2,611	1,623
Other long-term borrowings	0	36

Total long-term debt	$2,611	$1,659

Senior Notes

In December 2012, we issued $600 million of 3.15% senior notes due December 1, 2022 and $400 million of 4.625% senior notes due December 1, 2042. Our net proceeds, reduced for the discount and cost of the offering, were $990 million. We used the proceeds from the offering primarily to finance the acquisition of Metropolitan, including the retirement of Metropolitan’s indebtedness, and to pay related fees and expenses.

Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our 7.20%, 8.15%, 3.15%, and 4.625% senior notes contain a change of control provision that may require us to purchase the notes under certain circumstances.

Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. The unamortized carrying value adjustment was $64 million as of December 31, 2012 and $74 million as of December 31, 2011.

Credit Agreement

Our 5-year $1.0 billion unsecured revolving agreement expires in November 2016. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 120 basis points, varies depending on our credit ratings ranging from 87.5 to 147.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 17.5 basis points, may fluctuate between 12.5 and 27.5 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $6.6 billion at December 31, 2012 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $8.8 billion and actual leverage ratio of 1.1:1, as measured in accordance with the credit agreement as of December 31, 2012. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At December 31, 2012, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $5 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2012, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

In March 2012, we called, without penalty, junior subordinated debt of $36 million. Prior to repayment, the junior subordinated debt bore a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points.

12. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement savings plans covering eligible employees. Prior to 2011, our contribution to these plans included contributions to our employees’ retirement accounts based on a percentage of compensation as well as matching contributions based on the amount of our employees’ contributions to the plans. Beginning in 2011, we ceased making retirement account contributions and increased our matching contributions. The cost of these plans amounted to approximately $138 million in 2012, $126 million in 2011, and $113 million in 2010, all of which was funded currently to the extent it was deductible for federal income tax purposes. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $68.63 on December 31, 2012, approximately 11% of the retirement and savings plan’s assets were invested in our common stock, or approximately 3.4 million shares, representing 2% of the shares outstanding as of December 31, 2012. At December 31, 2012, approximately 5.2 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We have plans under which options to purchase our common stock and restricted stock, including both restricted stock units and restricted stock awards, have been granted to executive officers, directors and key employees. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. The stock awards of retirement-eligible participants will continue to vest upon retirement from the Company. Our equity award program includes a retirement provision that generally treats employees with a combination of age and years of service with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock or treasury stock. The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(in millions)
Stock-based compensation expense by type:
Stock options	$16	$16	$22
Restricted stock	66	51	41

Total stock-based compensation expense	82	67	63
Tax benefit recognized	(30)	(25)	(23)

Stock-based compensation expense, net of tax	$52	$42	$40

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $43 million in 2012, $44 million in 2011, and $15 million in 2010. There was no capitalized stock-based compensation expense during these years.

At December 31, 2012, there were 26.6 million shares reserved for stock award plans. These reserved shares included giving effect to, under the 2003 Plan, 0.5 million shares of common stock available for future grants assuming all stock options or 0.3 million shares available for future grants assuming all restricted stock, and under the 2011 Plan, 16.7 million shares of common stock available for future grants assuming all stock options or 7.3 million shares available for future grants assuming all restricted stock. Shares may be issued from authorized but unissued company stock or treasury stock.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of each option granted during 2012, 2011, and 2010 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2012	2011	2010
Weighted-average fair value at grant date	$30.15	$28.29	$19.58
Expected option life (years)	4.4	4.8	5.2
Expected volatility	46.3%	46.8%	43.8%
Risk-free interest rate at grant date	0.8%	1.7%	2.7%
Dividend yield (1)	1.2%	0.5%	None

(1)	As discussed in Note 14, in April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy.

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

Activity for our option plans was as follows for the year ended December 31, 2012:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2011	3,144	$53.60
Granted	384	85.84
Exercised	(1,227)	48.93
Cancelled	(9)	70.24
Forfeited	(59)	51.98

Options outstanding at December 31, 2012	2,233	$61.68

Options exercisable at December 31, 2012	1,189	$57.12

As of December 31, 2012, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $25 million, and a weighted-average remaining contractual term of 3.7 years. As of December 31, 2012, exercisable stock options had an aggregate intrinsic value of $15 million, and a weighted-average remaining contractual term of 2.4 years. The total intrinsic value of stock options exercised during 2012 was $45 million, compared with $88 million during 2011 and $11 million during 2010. Cash received from stock option exercises totaled $60 million in 2012, $134 million in 2011, and $17 million in 2010.

Total compensation expense not yet recognized related to nonvested options was $9 million at December 31, 2012. We expect to recognize this compensation expense over a weighted-average period of approximately 1.8 years.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vest three years from the date of grant. The weighted-average grant date fair value of our restricted stock was $85.29 in 2012, $67.70 in 2011, and $49.29 in 2010. Activity for our restricted stock was as follows for the year ended December 31, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2011	2,916	$53.93
Granted	1,002	85.29
Vested	(861)	43.70
Forfeited	(103)	63.89

Nonvested restricted stock at December 31, 2012	2,954	$67.29

The fair value of shares vested during the years ended was $75 million in 2012, $36 million in 2011, and $30 million in 2010. Total compensation expense not yet recognized related to nonvested restricted stock was $70 million at December 31, 2012. We expect to recognize this compensation expense over a weighted-average period of approximately 1.9 years. There are no other contractual terms covering restricted stock once vested.

13. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(dollars in millions, except per common share results, number of shares in thousands)
Net income available for common stockholders	$1,222	$1,419	$1,099

Weighted-average outstanding shares of common stock used to compute basic earnings per common share	161,484	165,413	167,782
Dilutive effect of:
Employee stock options	576	959	676
Restricted stock	1,397	1,455	1,340

Shares used to compute diluted earnings per common share	163,457	167,827	169,798

Basic earnings per common share	$7.56	$8.58	$6.55

Diluted earnings per common share	$7.47	$8.46	$6.47

Number of antidilutive stock options and restricted stock awards excluded from computation	754	864	3,820

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. STOCKHOLDERS’ EQUITY

Dividends

In April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of dividend payments in 2011 and 2012:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2011 payments
6/30/2011	7/28/2011	$0.25	$41
9/30/2011	10/28/2011	$0.25	$41
2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41

In October 2012, the Board of Directors declared a cash dividend of $0.26 per share that was paid on January 25, 2013, for an aggregate amount of $42 million, to stockholders of record as of the close of business on December 31, 2012.

Stock Repurchases

In April 2012, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $461 million remained unused) with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2014. Under this share repurchase authorization, shares could be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During 2012, we repurchased 1.15 million shares in open market transactions for $100 million at an average price of $86.95 under a previously approved share repurchase authorization and we repurchased 5.1 million shares in open market transactions for $360 million at an average price of $70.66 under the new authorization. During 2011, we repurchased 6.8 million shares in open market transactions for $492 million at an average price of $72.75 under previously approved share repurchase authorizations. During 2010, we repurchased 1.99 million shares for $100 million at an average price of $50.17 under previously approved share repurchase authorizations. As of February 1, 2013, the remaining authorized amount under the new authorization totaled $640 million.

In connection with employee stock plans, we acquired 0.7 million common shares for $58 million in 2012, 0.8 million common shares for $49 million in 2011, and 0.2 million common shares for $8 million in 2010.

Regulatory Requirements

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.1 billion and $4.7 billion as of December 31, 2012 and 2011, respectively, which exceeded aggregate minimum regulatory requirements. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2013 is approximately $911 million in the aggregate. This compares to ordinary dividends that were able to be paid in 2012 of approximately $860 million.

15. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Rent expense	$218	$207	$155
Sublease rental income	(11)	(10)	(9)

Net rent expense	$207	$197	$146

Future annual minimum payments due subsequent to December 31, 2012 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in millions)
For the years ending December 31:
2013	$212	$(1)	$211
2014	179	(1)	178
2015	147	0	147
2016	110	0	110
2017	82	0	82
Thereafter	122	0	122

Total	$852	$(2)	$850

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $124 million in 2013, $83 million in 2014, $26 million in 2015, $13 million in 2016, and $16 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we were not involved in any SPE transactions.

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

Government Contracts

Our Medicare products, which accounted for approximately 72% of our total premiums and services revenue for the year ended December 31, 2012, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2013, and all of our product offerings filed with CMS for 2013 have been approved.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CMS is continuing to perform audits of various companies’ selected Medicare Advantage contracts related to this risk adjustment diagnosis data. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices which influence the calculation of premium payments to Medicare Advantage plans.

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for a Medicare Advantage contract, if any, the results of the audit sample will be extrapolated to the entire Medicare Advantage contract based upon a comparison to “benchmark” audit data in the government fee-for-service program. This comparison to the government program benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set, including any attendant errors that are present in that data set, provides the basis for Medicare Advantage plans risk adjustment to payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between Medicare Advantage plans and the government fee-for-service program data (such as for frequency of coding for certain diagnoses in Medicare Advantage plan data versus the government program data set).

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. Selected Medicare Advantage contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year.

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. During 2012, we completed internal contract level audits of certain contracts based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits was an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) and 2012 on the results of these internal contract level audits. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program and the identification of our specific Medicare Advantage contracts that will be selected for audit. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

At December 31, 2012, our military services business, which accounted for approximately 3% of our total premiums and services revenue for the year ended December 31, 2012, primarily consisted of the TRICARE South Region contract. On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. The TMA has notified us of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2014.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Medicaid business, which accounted for approximately 3% of our total premiums and services revenue for the year ended December 31, 2012, primarily consists of contracts in Puerto Rico and Florida, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us contracts for the East, Southeast, and Southwest regions for a three-year term through June 30, 2013.

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

Legal Proceedings and Certain Regulatory Matters

Florida Matters

On December 16, 2010, an individual filed a qui tam suit captioned United States of America ex rel. Marc Osheroff v. Humana et al. in the Southern District of Florida, against us, several of our health plan subsidiaries, and certain other companies that operate medical centers in Miami-Dade County, Florida. After the U.S. government declined to intervene, the Court ordered the complaint unsealed, and the individual plaintiff amended his complaint and served the Company on December 8, 2011. The amended complaint alleges certain civil violations by our CAC Medical Centers in Florida, including offering various amenities such as transportation and meals, to Medicare and dual eligible individuals in our community center settings. The amended complaint also alleges civil violations by our Medicare Advantage health plans in Florida, arising from the alleged activities of our CAC Medical Centers and the codefendants in the complaint. The amended complaint seeks damages and penalties on behalf of the United States under the Anti-Inducement and Anti-Kickback Statutes and the False Claims Act. On September 28, 2012, the Court dismissed, with prejudice, all causes of action that were asserted in the suit. On January 31, 2013, the Court denied a motion for reconsideration filed by the individual plaintiff. We expect the individual plaintiff to appeal the Court’s ruling.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because of the inherently unpredictable nature of legal proceedings, which also may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.

The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such outcome of litigation, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows, and may also affect our reputation.

16. SEGMENT INFORMATION

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals. The Employer Group segment consists of Medicare and commercial fully-

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products marketed to employer groups. The Health and Well-Being Services segment includes services offered to our health plan members as well as to third parties that promote health and wellness, including provider services, pharmacy, integrated wellness, and home care services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Medicaid, and closed-block long-term care businesses as well as our contract with CMS to administer the LI-NET program.

Our Health and Well-Being Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of RightSourceRx®, our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Services revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, selecting and establishing prices charged by retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Health and Well-Being Services segment reports pharmacy related revenues on a gross basis, including co-share amounts from members collected by third party retail pharmacies at the point of service.

In addition, our Health and Well-Being Services intersegment revenues include revenues earned by certain owned providers derived from risk-based managed care agreements with our health plans. Under these agreements, the provider receives a monthly capitated fee that varies depending on the demographics and health status of the member, for each member assigned to these owned providers by our health plans. The owned provider assumes the economic risk of funding the assigned members’ healthcare services and related administrative costs. Accordingly, our Health and Well-Being Services segment reports provider services related revenues on a gross basis. Capitation fee revenue is recognized in the period in which the assigned members are entitled to receive healthcare services.

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.7 billion in 2012, $4.2 billion in 2011, and $3.5 billion in 2010. In addition, depreciation and amortization expense associated with certain businesses in our Health and Well-Being Services segment delivering benefits to our members, primarily associated with our pharmacy operations, are included with benefits expense. The amount of this expense was $43 million in 2012, $33 million in 2011, and $18 million in 2010.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2. Transactions between reportable segments consist of sales of services rendered by our Health and Well-Being Services segment, primarily pharmacy, behavioral health, and provider services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Our segment results were as follows for the years ended December 31, 2012, 2011, and 2010:

	Retail	Employer Group	Health and Well-Being Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2012
Revenues—external customers
Premiums:
Medicare Advantage	$20,788	$4,064	$0	$0	$0	$24,852
Medicare stand-alone PDP	2,587	8	0	266	0	2,861

Total Medicare	23,375	4,072	0	266	0	27,713

Fully-insured	1,004	4,996	0	0	0	6,000
Specialty	171	1,070	0	0	0	1,241
Military services	0	0	0	1,017	0	1,017
Medicaid and other	0	0	0	1,038	0	1,038

Total premiums	24,550	10,138	0	2,321	0	37,009

Services revenue:
Provider	0	0	1,020	0	0	1,020
ASO and other	24	358	0	308	0	690
Pharmacy	0	0	16	0	0	16

Total services revenue	24	358	1,036	308	0	1,726

Total revenues—external customers	24,574	10,496	1,036	2,629	0	38,735

Intersegment revenues
Services	2	15	9,610	0	(9,627)	0
Products	0	0	2,342	0	(2,342)	0

Total intersegment revenues	2	15	11,952	0	(11,969)	0

Investment income	79	42	0	58	212	391

Total revenues	24,655	10,553	12,988	2,687	(11,757)	39,126

Operating expenses:
Benefits	20,651	8,524	0	2,198	(388)	30,985
Operating costs	2,711	1,696	12,407	492	(11,476)	5,830
Depreciation and amortization	131	80	95	16	(27)	295

Total operating expenses	23,493	10,300	12,502	2,706	(11,891)	37,110

Income (loss) from operations	1,162	253	486	(19)	134	2,016
Interest expense	0	0	0	0	105	105

Income (loss) before income taxes	$1,162	$253	$486	$(19)	$29	$1,911

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 75% for 2012, 76% for 2011, and 76% for 2010.

Benefits expense for our Other Businesses for 2012 includes expense of approximately $46 million for a litigation settlement associated with our Military services business.

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

Benefits expense for Other Businesses for 2010 includes $139 million for reserve strengthening associated with our closed block of long-term care policies as discussed more fully in Note 17.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS

Premiums associated with our long-duration insurance products accounted for approximately 2% of our consolidated premiums and services revenue for the year ended December 31, 2012. We use long-duration accounting for products such as long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned.

In addition, we establish reserves for future policy benefits in recognition of the fact that some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual interest rates, morbidity rates, and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases and/or loss experience vary from our acquisition date assumptions, future adjustments to reserves could be required.

The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2012 and 2011.

	2012		2011
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in millions)
Other long-term assets	$149	$0	$114	$0
Trade accounts payable and accrued expenses	0	(63)	0	(58)
Long-term liabilities	0	(1,858)	0	(1,663)

Total asset (liability)	$149	$(1,921)	$114	$(1,721)

In addition, future policy benefits payable include amounts of $220 million at December 31, 2012 and $224 million at December 31, 2011 which are subject to 100% coinsurance agreements as more fully described in Note 18.

Benefits expense associated with future policy benefits payable was $136 million in 2012, $114 million in 2011, and $266 million in 2010. Benefits expense for 2012 and 2010 included net charges of $29 million and $139 million, respectively, associated with our long-term care policies discussed further below. Amortization of deferred acquisition costs included in operating costs was $44 million in 2012, $34 million in 2011, and $198 million in 2010. Amortization expense for 2010 included a write-down of deferred acquisition costs of $147 million discussed further below.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future policy benefits payable include $1.1 billion at December 31, 2012 and $938 million at December 31, 2011 associated with a closed block of long-term care policies acquired in connection with the November 30, 2007 acquisition of KMG. These amounts include $119 million at December 31, 2012 and $47 million at December 31, 2011 associated with amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.

During 2012, we recorded a change in estimate associated with future policy benefits payable for our long-term care block resulting in additional benefits expense of $29 million and a corresponding increase in future policy benefits payable. This change in estimate was based on current claim experience demonstrating an increase in the length of the time policyholders already in payment status remained in such status. Future policy benefits payable was increased to cover future payments to policyholders currently in payment status. During 2010, certain states approved premium rate increases for a large portion of our long-term care block that were significantly below our acquisition date assumptions. Based on these actions by the states, combined with lower interest rates and higher actual expenses as compared to acquisition date assumptions, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our long-term care policies were not adequate to provide for future policy benefits under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during 2010 we recorded $139 million of additional benefits expense, with a corresponding increase in future policy benefits payable of $170 million partially offset by a related reinsurance recoverable of $31 million included in other long-term assets.

Deferred acquisition costs included $62 million and $54 million associated with our individual commercial medical policies at December 31, 2012 and December 31, 2011, respectively. Future policy benefits payable associated with our individual commercial medical policies were $282 million at December 31, 2012 and $233 million at December 31, 2011. In light of the Health Insurance Reform Legislation, including mandating that 80% of premiums revenue be expended on medical costs for individual commercial medical policies beginning in 2011, we completed a deferred acquisition cost recoverability analysis for our individual commercial medical policies during 2010. Our recoverability test indicated that a substantial portion of unamortized deferred acquisition costs associated with the individual commercial medical block of business were not recoverable from future income. As a result, during 2010 we recorded a write-down of deferred acquisition costs of $147 million with a corresponding charge to operating costs.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reinsurance recoverables represent the portion of future policy benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other long-term assets, were $461 million at December 31, 2012 and $436 million at December 31, 2011. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately 48% at December 31, 2012 and approximately 51% at December 31, 2011. Premiums ceded were $34 million in each of 2012, 2011, and 2010.

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2012 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2012
	(in millions)
Protective Life Insurance Company	$196	A+ (superior)
Munich American Reassurance Company	78	A+ (superior)
Employers Reassurance Corporation	64	A- (excellent)
General Re Life Corporation	64	A++ (superior)
All others	59	A+ to B++ (superior to good)

	$461

The all other category represents 15 reinsurers with individual balances less than $20 million. Two of these reinsurers have placed $24 million of cash and securities in trusts, an amount at least equal to the recoverable from the reinsurer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Humana Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries (“Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Metropolitan Health Networks, Inc. (“Metropolitan”) from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Metropolitan from our audit of internal control over financial reporting. Metropolitan is a wholly-owned subsidiary whose total assets and total revenues represent approximately 5% and less than 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

February 21, 2013

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2012 and 2011 follows:

	2012
	First	Second (1)	Third	Fourth
	(in millions, except per share results)
Total revenues	$10,219	$9,699	$9,651	$9,557
Income before income taxes	390	564	675	282
Net income	248	356	426	192
Basic earnings per common share	1.51	2.19	2.65	1.21
Diluted earnings per common share	1.49	2.16	2.62	1.19

	2011
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$9,191	$9,284	$9,301	$9,056
Income before income taxes	497	726	699	313
Net income	315	460	445	199
Basic earnings per common share	1.88	2.76	2.71	1.22
Diluted earnings per common share	1.86	2.71	2.67	1.20

(1)	Includes an expense of $46 million ($29 million after tax, or $0.18 per diluted common share) for a litigation settlement associated with our military services business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation as of December 31, 2012, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

In conducting management’s evaluation as described above, Metropolitan Health Networks, Inc., or Metropolitan, acquired by us on December 21, 2012, was excluded. We are currently assessing the control environment and we plan to complete our evaluation of Metropolitan’s internal control over financial reporting by the first anniversary of the acquisition as required by the Securities and Exchange Commission’s rules. The operations of Metropolitan, which are included in the 2012 consolidated financial statements of the Company from its date of acquisition, constituted less than 0.1% of revenues and income before income taxes for the year ended December 31, 2012, and approximately 5% of total assets as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 129.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Bruce D. Broussard

President and Chief Executive Officer

James H. Bloem

Senior Vice President, Chief Financial Officer and Treasurer

Steven E. McCulley

Vice President and Controller, Principal Accounting Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2013 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.

Executive Officers of the Registrant

Set forth below are names and ages of all of our current executive officers as of February 1, 2013, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	50	President and Chief Executive Officer, Director	12/11	(1)

James E. Murray	59	Executive Vice President and Chief Operating Officer	08/90	(2)

James H. Bloem	62	Senior Vice President, Chief Financial Officer and Treasurer	02/01	(3)

Elizabeth D. Bierbower	54	President, Employer Group Segment	05/12	(4)

Timothy S. Huval	46	Senior Vice President and Chief Human Resources Officer	12/12	(5)

Paul B. Kusserow	51	Senior Vice President and Chief Strategy and Corporate Development Officer	02/09	(6)

Brian P. LeClaire	52	Senior Vice President and Chief Service and Information Officer	08/11	(7)

Thomas J. Liston	51	President – Retail Segment	01/97	(8)

Heidi S. Margulis	59	Senior Vice President – Public Affairs	12/95	(9)

Tim S. McClain	64	President, Government and Other Businesses	02/12	(10)

Bruce D. Perkins	58	President, Health and Well-Being Services Segment	05/12	(11)

Christopher M. Todoroff	50	Senior Vice President and General Counsel	08/08	(12)

Steven E. McCulley	51	Vice President and Controller (Principal Accounting Officer)	08/04	(13)

(1)	Mr. Broussard currently serves as Director, President and Chief Executive Officer, having held these positions since January 1, 2013. Mr. Broussard was elected President upon joining the Company in December 2011 and served in that capacity through December 2012. Prior to joining the Company, Mr. Broussard was Chief Executive Officer of McKesson Specialty/US Oncology, Inc. US Oncology was purchased by McKesson in December 2010. At US Oncology, Mr. Broussard served in a number of senior executive roles, including Chief Financial Officer, Chief Executive Officer, and Chairman of the Board.

(2)	Mr. Murray currently serves as Executive Vice President and Chief Operating Officer, having held this position since December 2011. Mr. Murray has held the position of Chief Operating Officer since February 2006, and was the Chief Operating Officer – Market and Business Segment Operations from September 2002 to February 2006. Mr. Murray joined the Company in December 1989.

(3)	Mr. Bloem currently serves as Senior Vice President, Chief Financial Officer and Treasurer, having held this position since July 2002. Mr. Bloem joined the Company in February 2001.

(4)	Ms. Bierbower currently serves as President, Employer Group Segment, having held this position since May 2012. Prior to this, since 2009, Ms. Bierbower led Humana’s Specialty Benefits area, including dental, vision, life, disability and workplace voluntary benefits. Ms. Bierbower joined the Company in 2001.

(5)	Mr. Huval currently serves as Senior Vice President and Chief Human Resources Officer, having been elected to this position in December 2012. Prior to joining the Company, Mr. Huval spent 10 years at Bank of America in multiple senior-level roles, including Human Resources executive and Chief Information Officer for Global Wealth & Investment Management, as well as Human Resources executive for both Global Treasury Services and Technology & Global Operations.

(6)	Mr. Kusserow currently serves as Senior Vice President and Chief Strategy and Corporate Development Officer, having held this position since February 2009 when he joined the Company. Prior to joining the Company, Mr. Kusserow served as Managing Director of Private Equity at the Chicago-based investment firm B.C. Ziegler and Company. He also served as Managing Director and Chief Investment Officer of the Ziegler HealthVest Fund, where he focused on early-stage investments in health care services and health care IT. From 2004 to 2007, he was Managing Director of San Ysidro Capital Partners LLC, a health care services consulting and investment advisory firm.

(7)	Mr. LeClaire currently serves as Senior Vice President and Chief Service and Information Officer, having held this position since August 2011. Prior to that, he served as Chief Technology Officer from 2002 to August 2011. Mr. LeClaire joined the Company in August 1999.

(8)	Mr. Liston currently serves as President, Retail Segment, having held this position since March 2012. Prior to that, Mr. Liston held the position of Senior Vice President – Senior Products from July 2008 to February 2012 and Senior Vice President – Strategy and Corporate Development from July 2000 to June 2008. Mr. Liston joined the Company in December 1994.

(9)	Ms. Margulis currently serves as Senior Vice President – Public Affairs, having held this position since January 2000. Ms. Margulis joined the Company in November 1985.

(10)	Mr. McClain currently serves as President, Government and Other Businesses, having held this position since February 2012. Prior to this, Mr. McClain was President and CEO of Humana Veterans Healthcare Services.

(11)	Mr. Perkins currently serves as President, Health and Well-Being Services Segment, having held this position since May 2012. Prior to this, Mr. Perkins served as the Company’s Senior Vice President of Health Care Delivery Systems and Clinical Processes. Mr. Perkins joined the Company in 1976.

(12)	Mr. Todoroff currently serves as Senior Vice President and General Counsel, having held this position since August 2008. Prior to joining the Company, Mr. Todoroff served as Vice President, Senior Corporate Counsel and Corporate Secretary for Aetna Inc. from 2006 through July 2008. Mr. Todoroff joined Aetna’s Legal Department in 1995 and held various positions of increasing responsibility.

(13)	Mr. McCulley currently serves as Vice President and Controller (Principal Accounting Officer), having held this position since August 2004. Prior to that, he served as Vice President and Controller from January 2001 to August 2004. Mr. McCulley joined the Company in May 1990.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2013 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

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

Code of Business Conduct and Ethics

Since 1995, we have operated under an omnibus Code of Ethics and Business Conduct, known as the Humana Inc. Principles of Business Ethics. All employees and directors are required to annually affirm in writing their acceptance of the code. The Humana Inc. Principles of Business Ethics was adopted by our Board of Directors in February 2004 as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Principles of Business Ethics is available on our web site at www.humana.com. Any waiver of the application of the Humana Inc. Principles of Business Ethics to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.

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

Any waivers or amendments for directors or executive officers to the Humana Inc. Principles of Business Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly displayed on our web site. Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2013.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors

None.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2013 appearing under the caption “Corporate Governance – Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2013 appearing under the caption “Corporate Governance – Committee Composition” of such Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2013 appearing under the captions “Corporate Governance – Organization & Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information

We maintain plans under which options to purchase our common stock and under which awards of restricted stock may be made to officers, directors, key employees, and consultants. Stock options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define fair market value as the average of the highest and lowest composite stock prices reported by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 to 10 years after grant.

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2012 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	2,232,800	$61.6807	17,223,584	(2)(3)
Equity compensation plans not approved by security holders	0	0	0

Total	2,232,800	$61.6807	17,223,584

(1)	The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 12.

(2)	The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.

(3)	Of the number listed above, 7,597,107 (294,561 from the 2003 Plan and 7,302,546 from the 2011 Plan) can be issued as restricted stock at December 31, 2012 (giving effect to the provision that one restricted share is equivalent to 1.7 stock options in the 2003 Plan and 2.29 stock options in the 2011 Plan).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2013 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Independent Directors” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2013 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Financial Information

	Schedule II	Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(b)	First Supplemental Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(c)	Second Supplemental Indenture, dated as of May 31, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on May 31, 2006).

(d)	Third Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(e)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(f)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006).

(g)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 11 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(h)	Fifth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(i)	Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

10(a)*	1996 Stock Incentive Plan for Employees (incorporated herein by reference to Annex A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 9, 1996).

(b)*	1996 Stock Incentive Plan for Employees as amended in 1998 (incorporated herein by reference to Exhibit C to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on May 14, 1998).

(d)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(e)*	Form of Company’s Stock Option Agreement under the 1996 Stock Incentive Plan for Employees (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Current Report on Form 8-K filed on August 26, 2004).

(f)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(f) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(g)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(g) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(h)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 27, 2006).

(i)*	Humana Inc. Executive Management Incentive Compensation Plan, as amended and restated February 1, 2008 (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 24, 2008).

(j)*	Form of Change of Control Agreement amended on October 23, 2008 (incorporated herein by reference to Exhibit 10(n) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(k)*	Employment Agreement, dated as of May 16, 2008, by and between Humana Inc. and Michael B. McCallister (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on May 21, 2008).

(l)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(m)†	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012).

(n)*	Severance policy as amended and restated on October 23, 2007 (incorporated herein by reference to Exhibit 10(r) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(o)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(p)*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 17, 2011).

(q)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(r)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(s)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(t)†*	Form of Company’s Restricted Stock Unit Agreement with Time/Performance Vesting and Agreement not to Compete or Solicit, under the 2011 Stock Incentive Plan.

(u)*	Form of Company’s Restricted Stock Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(u) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(v)†	Summary of the Company’s Financial Planning Program for our executive officers.

(w)*	Form of Company’s Combined Option and Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(w) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(x)*	Form of Company’s Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(x) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(y)*	Form of Company’s Restricted Stock Unit Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(y) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(z)	Five-Year Credit Agreement, dated as of November 22, 2011 (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on November 28, 2011).

(cc)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(dd)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ee)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ff)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(gg)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(hh)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(ii)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

(jj)*	Form of Company’s Restricted Stock Unit Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(kk)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options without Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(mm)**	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as March 3, 2011 (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(nn)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(oo)*	Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(oo) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(pp)*	Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(pp) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(qq)*	Form of Company’s Restricted Stock Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(qq) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(rr)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(rr) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(ss)*	Form of Company’s Restricted Stock Agreement and Agreement not to Compete or Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(ss) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(tt)*	Amended and Restated Employment Agreement, dated as of November 2, 2011, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana’s Current Report on Form 8-K, filed on November 4, 2011).

(uu)*	Employment Agreement, dated as of November 2, 2012, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on November 5, 2012).

(vv)*	Letter Agreement, dated as of October 31, 2012, by and between Humana Inc. and Michael B. McCallister (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s current report on Form 8-K filed on November 5, 2012).

(ww)*	Voluntary Release and Mutual Separation Agreement dated as of February 29, 2012, by and between Humana Inc. and V. Rajamannar Madabhushi (incorporated by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed February 29, 2012).

12 †	Computation of ratio of earnings to fixed charges.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21 †	List of subsidiaries.

23 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits 10(a) through and including 10(y), 10(jj), 10(kk) and 10(nn) through and including 10(ww) are compensatory plans or management contracts.
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

†	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$151	$187
Investment securities	195	307
Receivable from operating subsidiaries	523	572
Other current assets	97	75

Total current assets	966	1,141
Property and equipment, net	660	543
Investments in subsidiaries	12,136	9,971
Other long-term assets	69	55

Total assets	$13,831	$11,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$1,713	$1,364
Current portion of notes payable to operating subsidiaries	28	28
Book overdraft	52	44
Other current liabilities	376	400

Total current liabilities	2,169	1,836
Long-term debt	2,611	1,623
Notes payable to operating subsidiaries	9	9
Other long-term liabilities	195	179

Total liabilities	4,984	3,647

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 194,470,820 shares issued in 2012 and 193,230,310 shares issued in 2011	32	32
Capital in excess of par value	2,101	1,938
Retained earnings	7,881	6,825
Accumulated other comprehensive income	386	303
Treasury stock, at cost, 36,138,955 shares in 2012 and 29,225,996 shares in 2011	(1,553)	(1,035)

Total stockholders’ equity	8,847	8,063

Total liabilities and stockholders’ equity	$13,831	$11,710

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,220	$1,272	$1,175
Investment and other income, net	5	8	14

	1,225	1,280	1,189
Expenses:
Operating costs	1,229	1,270	956
Depreciation	172	164	166
Interest	106	107	103

	1,507	1,541	1,225

Loss before income taxes and equity in net earnings of subsidiaries	(282)	(261)	(36)
(Benefit) provision for income taxes	(102)	(81)	35

Loss before equity in net earnings of subsidiaries	(180)	(180)	(71)
Equity in net earnings of subsidiaries	1,402	1,599	1,170

Net income	$1,222	$1,419	$1,099

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Net income	$1,222	$1,419	$1,099
Other comprehensive income:
Gross unrealized investment gain	164	299	129
Effect of income taxes	(60)	(109)	(47)

Total unrealized investment gain, net of tax	104	190	82

Reclassification adjustment for net realized gains included in net income	(33)	(11)	(6)
Effect of income taxes	12	4	2

Total reclassification adjustment, net of tax	(21)	(7)	(4)

Other comprehensive income, net of tax	83	183	78

Comprehensive income	$1,305	$1,602	$1,177

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Net cash provided by operating activities	$1,611	$1,106	$1,219
Cash flows from investing activities:
Acquisitions	(1,235)	(223)	(840)
Purchases of investment securities	(338)	(632)	(633)
Proceeds from sale of investment securities	127	10	16
Maturities of investment securities	316	548	698
Purchases of property and equipment, net	(284)	(225)	(166)
Capital contributions to operating subsidiaries	(629)	(214)	(230)

Net cash used in investing activities	(2,043)	(736)	(1,155)

Cash flows from financing activities:
Proceeds from issuance of senior notes, net	990	0	0
Change in book overdraft	7	(21)	2
Common stock repurchases	(518)	(541)	(108)
Dividends paid	(165)	(82)	0
Tax benefit from stock-based compensation	22	15	2
Proceeds from stock option exercises and other	60	132	8

Net cash provided by (used in) financing activities	396	(497)	(96)

Decrease in cash and cash equivalents	(36)	(127)	(32)
Cash and cash equivalents at beginning of year	187	314	346

Cash and cash equivalents at end of year	$151	$187	$314

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.2 billion in 2012, $1.1 billion in 2011, and $747 million in 2010.

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

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 1.40% to 6.65% and are payable in 2013 and 2014. We recorded interest expense of $1 million related to these notes for each of the years ended December 31, 2012, 2011 and 2010.

3. REGULATORY REQUIREMENTS

Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.1 billion and $4.7 billion as of December 31, 2012 and 2011, respectively, which exceeded aggregate minimum regulatory requirements. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2013 is approximately $911 million in the aggregate. This compares to ordinary dividends that were able to be paid in 2012 of approximately $860 million.

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

7. STOCKHOLDER’S EQUITY

Refer to Note 14 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of stockholders’ equity, including stock repurchases and stockholder dividends.

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011, and 2010

(in millions)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2012	$85	$0	$26	$8	$(25)	$94
2011	52	0	31	22	(20)	85
2010	51	0	19	(1)	(17)	52

Deferred tax asset valuation allowance:
2012	(28)	0	0	0	0	(28)
2011	(28)	0	0	0	0	(28)
2010	(30)	0	2	0	0	(28)

(1)	Represents changes in retroactive membership adjustments to premiums revenue and contractual allowances adjustments to services revenue as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JAMES H. BLOEM James H. Bloem	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2013

/S/ STEVEN E. MCCULLEY Steven E. McCulley	Vice President and Controller (Principal Accounting Officer)	February 21, 2013

/S/ BRUCE D. BROUSSARD Bruce D. Broussard	President and Chief Executive Officer, Director (Principal Executive Officer)	February 21, 2013

/S/ MICHAEL B. MCCALLISTER Michael B. McCallister	Chairman of the Board	February 21, 2013

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	February 21, 2013

/s/ W. ROY DUNBAR W. Roy Dunbar	Director	February 21, 2013

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Lead Director	February 21, 2013

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Director	February 21, 2013

/s/ WILLIAM J. MCDONALD William J. McDonald	Director	February 21, 2013

/s/ WILLIAM E. MITCHELL William E. Mitchell	Director	February 21, 2013

/s/ DAVID B. NASH, M.D. David B. Nash, M.D.	Director	February 21, 2013

/s/ JAMES J. O’BRIEN James J. O’Brien	Director	February 21, 2013

/s/ MARISSA T. PETERSON Marissa T. Peterson	Director	February 21, 2013