Form 10-K/A
period 2012-12-31
HUMANA INC
filed 2013-04-12
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held April 25, 2013.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.  Due to a scrivener’s error, the index to the Form 10-K filed under Item 15 did not clearly denote that Exhibit 10(t) was filed under a request for confidential treatment – this has been corrected in this Amendment.  No other changes have been made to the Form 10-K.  This Amendment does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original Form 10-K.

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

(l)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(m)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012). (a)

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

(r)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(s)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(t)* **	Form of Company’s Restricted Stock Unit Agreement with Time/Performance Vesting and Agreement not to Compete or Solicit, under the 2011 Stock Incentive Plan. (a)

(u)*
Form of Company’s Restricted Stock Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(u) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(v)	Summary of the Company’s Financial Planning Program for our executive officers. (a)

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

12	Computation of ratio of earnings to fixed charges. (a)

14
Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21	List of subsidiaries. (a)

23	Consent of PricewaterhouseCoopers LLP. (a)

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. (a)

101.INS	XBRL Instance Document (a)

101.SCH	XBRL Taxonomy Extension Schema Document (a)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (a)

101.DEF	XBRL Taxonomy Definition Linkbase Document (a)

101.LAB	XBRL Taxonomy Label Linkbase Document (a)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (a)

*	Exhibits 10(a) through and including 10(y), 10(jj), 10(kk) and 10(nn) through and including 10(ww) are compensatory plans or management contracts.
**
Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(a)	Previously filed on February 22, 2013, with Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

†	Submitted electronically with this report.

Attached as Exhibit 101 to the Form 10-K previously filed on February 22, 2013, are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ Steven E. McCulley
Steven E. McCulley
Vice President and Controller

Date:	April 12, 2013