Form 10-Q
period 2013-03-31
HUMANA INC
filed 2013-05-01
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock $0.16 2/3 par value	Outstanding at March 31, 2013 157,501,751 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2013

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,398	$1,306
Investment securities	8,141	8,001
Receivables, less allowance for doubtful accounts of $105 in 2013 and $94 in 2012	1,321	733
Other current assets	1,818	1,670

Total current assets	12,678	11,710

Property and equipment, net	1,119	1,098
Long-term investment securities	1,824	1,846
Goodwill	3,641	3,640
Other long-term assets	1,712	1,685

Total assets	$20,974	$19,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,090	$3,779
Trade accounts payable and accrued expenses	2,321	2,042
Book overdraft	290	324
Unearned revenues	243	230

Total current liabilities	6,944	6,375
Long-term debt	2,608	2,611
Future policy benefits payable	1,924	1,858
Other long-term liabilities	334	288

Total liabilities	11,810	11,132

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 195,022,433 shares issued at March 31, 2013 and 194,470,820 shares issued at December 31, 2012	32	32
Capital in excess of par value	2,140	2,101
Retained earnings	8,311	7,881
Accumulated other comprehensive income	328	386
Treasury stock, at cost, 37,520,682 shares at March 31, 2013 and 36,138,955 shares at December 31, 2012	(1,647)	(1,553)

Total stockholders’ equity	9,164	8,847

Total liabilities and stockholders’ equity	$20,974	$19,979

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in millions, except per share results)
Revenues:
Premiums	$9,868	$9,775
Services	525	350
Investment income	93	94

Total revenues	10,486	10,219

Operating expenses:
Benefits	8,195	8,350
Operating costs	1,446	1,383
Depreciation and amortization	80	70

Total operating expenses	9,721	9,803

Income from operations	765	416
Interest expense	35	26

Income before income taxes	730	390
Provision for income taxes	257	142

Net income	$473	$248

Basic earnings per common share	$2.97	$1.51

Diluted earnings per common share	$2.95	$1.49

Dividends per common share	$0.26	$0.25

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in millions)
Net income	$473	$248
Other comprehensive income:
Gross unrealized investment (loss) gain	(87)	20
Effect of income taxes	(32)	7

Total unrealized investment (loss) gain, net of tax	(55)	13

Reclassification adjustment for net realized gains included in investment income	(5)	(4)
Effect of income taxes	2	1

Total reclassification adjustment, net of tax	(3)	(3)

Other comprehensive income, net of tax	(58)	10

Comprehensive income	$415	$258

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$473	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(5)	(4)
Stock-based compensation	32	40
Depreciation and amortization	102	78
(Benefit) provision for deferred income taxes	0	(9)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(588)	(255)
Other assets	(130)	(138)
Benefits payable	311	284
Other liabilities	190	52
Unearned revenues	13	2,034
Other, net	14	16

Net cash provided by operating activities	412	2,346

Cash flows from investing activities
Acquisitions, net of cash acquired	(5)	(56)
Purchases of property and equipment	(90)	(86)
Purchases of investment securities	(783)	(714)
Maturities of investment securities	294	424
Proceeds from sales of investment securities	192	242

Net cash used in investing activities	(392)	(190)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	236	298
Repayment of long-term debt	0	(36)
Change in book overdraft	(34)	(12)
Common stock repurchases	(94)	(151)
Dividends paid	(42)	(41)
Excess tax benefit from stock-based compensation	1	20
Proceeds from stock option exercises and other	5	45

Net cash provided by financing activities	72	123

Increase in cash and cash equivalents	92	2,279
Cash and cash equivalents at beginning of period	1,306	1,377

Cash and cash equivalents at end of period	$1,398	$3,656

Supplemental cash flow disclosures:
Interest payments	$10	$11
Income tax payments, net	$1	$5

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2012, that was filed with the Securities and Exchange Commission, or the SEC, on February 21, 2013, and amended on April 12, 2013 to correct a scrivener’s error in the exhibit index. We refer to the Form 10-K, together with any amendments, as the “2012 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2012 Form 10-K for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Business Segment Reclassifications

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and productivity solutions businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with the Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition, or LI-NET, program as well as our state-based Medicaid businesses, which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation. See Note 12 for segment financial information.

Military Services

As described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K, on April 1, 2012, we began delivering services under a new TRICARE South Region contract with the Department of Defense, or DoD, as more fully described in Note 11 of this Form 10-Q. We account for revenues under the new contract net of estimated healthcare costs similar to an administrative services fee only agreement. Under our previous contract, revenues were reported on a gross basis and included health care services provided to beneficiaries which were in turn reimbursed by the federal government.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board, or FASB, issued new guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires the presentation of significant amounts reclassified out of each component of accumulated other comprehensive income,

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

including disclosure of the income statement line items affected by the reclassification. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, cross-reference to other disclosures that provide additional detail about those amounts is required. This new guidance was effective for us with the filing of this Form 10-Q. The adoption of this new guidance did not have an impact on our results of operations, financial position, or cash flows.

There are no other recently issued accounting standards that apply to us or that will have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS

On December 21, 2012, we acquired Metropolitan Health Networks, Inc., or Metropolitan, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. We paid $11.25 per share in cash to acquire all of the outstanding shares of Metropolitan and repaid all outstanding debt of Metropolitan for a transaction value of $851 million, plus transaction expenses. The total consideration of $851 million exceeded our estimated fair value of the net tangible assets acquired by approximately $833 million, of which we allocated $263 million to other intangible assets and $570 million to goodwill. The goodwill was assigned to the Healthcare Services segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and trade names, have a weighted average useful life of 8.4 years. The purchase price allocation of Metropolitan is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

On October 29, 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, a privately held MSO headquartered in Miami, Florida that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida and Texas.

The Metropolitan and MCCI transactions provide us with components of a successful integrated care delivery model that has demonstrated scalability to new markets. A substantial portion of the revenues for both Metropolitan and MCCI are derived from services provided to Humana Medicare Advantage members under capitation contracts with our health plans. In addition, Metropolitan and MCCI provide services to Medicare Advantage and Medicaid members under capitation contracts with third party health plans. Under these capitation agreements with Humana and third party health plans, Metropolitan and MCCI assume financial risk associated with these Medicare Advantage and Medicaid members.

On July 6, 2012, we acquired SeniorBridge Family Companies, Inc., or SeniorBridge, a chronic-care provider of in-home care for seniors, expanding our existing clinical and home health capabilities and strengthening our offerings for members with complex chronic-care needs. The allocation of the purchase price resulted in goodwill of $99 million and other intangible assets of $14 million. The goodwill was assigned to the Healthcare Services segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts, trade name, and technology, have a weighted average useful life of 5.2 years.

Effective March 31, 2012, we acquired Arcadian Management Services, Inc., or Arcadian, a Medicare Advantage health maintenance organization (HMO) serving members in 15 U.S. states, increasing Medicare membership and expanding our Medicare footprint and future growth opportunities in these states. The allocation of the purchase price resulted in goodwill of $44 million and other intangible assets of $38 million. The goodwill was assigned to the Retail segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and provider contracts, have a weighted average useful life of 9.7 years.

The results of operations and financial condition of Metropolitan, SeniorBridge, and Arcadian have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

acquisition dates. In addition, during 2012, we acquired other health and wellness and technology related businesses which, individually or in the aggregate, have not had, or are not expected to have, a material impact on our results of operations, financial condition, or cash flows. For the year ended December 31, 2012, primarily in the fourth quarter, we recognized acquisition-related costs in connection with 2012 acquisitions of $27 million. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the current year were not material for disclosure purposes.

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at March 31, 2013 and December 31, 2012, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$539	$14	$(1)	$552
Mortgage-backed securities	1,548	72	(2)	1,618
Tax-exempt municipal securities	2,999	188	(4)	3,183
Mortgage-backed securities:
Residential	30	1	0	31
Commercial	660	37	(3)	694
Asset-backed securities	83	2	0	85
Corporate debt securities	3,431	374	(3)	3,802

Total debt securities	$9,290	$688	$(13)	$9,965

December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$602	$16	$0	$618
Mortgage-backed securities	1,519	85	(1)	1,603
Tax-exempt municipal securities	2,890	185	(4)	3,071
Mortgage-backed securities:
Residential	33	2	(1)	34
Commercial	615	44	0	659
Asset-backed securities	66	2	0	68
Corporate debt securities	3,394	402	(2)	3,794

Total debt securities	$9,119	$736	$(8)	$9,847

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2013 and December 31, 2012, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$145	$(1)	$2	$0	$147	$(1)
Mortgage-backed securities	166	(2)	20	0	186	(2)
Tax-exempt municipal securities	183	(2)	49	(2)	232	(4)
Mortgage-backed securities:
Residential	0	0	4	0	4	0
Commercial	248	(3)	0	0	248	(3)
Asset-backed securities	0	0	0	0	0	0
Corporate debt securities	116	(2)	5	(1)	121	(3)

Total debt securities	$858	$(10)	$80	$(3)	$938	$(13)

December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$56	$0	$2	$0	$58	$0
Mortgage-backed securities	38	0	25	(1)	63	(1)
Tax-exempt municipal securities	233	(3)	27	(1)	260	(4)
Mortgage-backed securities:
Residential	0	0	4	(1)	4	(1)
Commercial	94	0	0	0	94	0
Asset-backed securities	2	0	4	0	6	0
Corporate debt securities	104	(2)	4	0	108	(2)

Total debt securities	$527	$(5)	$66	$(3)	$593	$(8)

Approximately 94% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at March 31, 2013. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At March 31, 2013, 10% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 40% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 60% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 11%. In addition, 19% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics, and credit enhancements. These residential and commercial mortgage-backed securities at March 31, 2013 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at March 31, 2013.

The percentage of corporate securities associated with the financial services industry was 23% at March 31, 2013 and December 31, 2012.

Several European countries, including Spain, Italy, Ireland, Portugal, Cyprus, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these six countries.

All issuers of securities we own that were trading at an unrealized loss at March 31, 2013 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At March 31, 2013, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2013.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
	(in millions)
Gross realized gains	$6	$5
Gross realized losses	(1)	(1)

Net realized capital gains	$5	$4

There were no material other-than-temporary impairments for the three months ended March 31, 2013 or 2012.

The contractual maturities of debt securities available for sale at March 31, 2013, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$416	$421
Due after one year through five years	1,814	1,897
Due after five years through ten years	2,964	3,229
Due after ten years	1,775	1,990
Mortgage and asset-backed securities	2,321	2,428

Total debt securities	$9,290	$9,965

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at March 31, 2013 and December 31, 2012, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2013
Cash equivalents	$1,086	$1,086	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	552	0	552	0
Mortgage-backed securities	1,618	0	1,618	0
Tax-exempt municipal securities	3,183	0	3,170	13
Mortgage-backed securities:
Residential	31	0	31	0
Commercial	694	0	694	0
Asset-backed securities	85	0	84	1
Corporate debt securities	3,802	0	3,778	24

Total debt securities	9,965	0	9,927	38

Total invested assets	$11,051	$1,086	$9,927	$38

December 31, 2012
Cash equivalents	$1,177	$1,177	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	618	0	618	0
Mortgage-backed securities	1,603	0	1,603	0
Tax-exempt municipal securities	3,071	0	3,058	13
Mortgage-backed securities:
Residential	34	0	34	0
Commercial	659	0	659	0
Asset-backed securities	68	0	67	1
Corporate debt securities	3,794	0	3,770	24

Total debt securities	9,847	0	9,809	38

Total invested assets	$11,024	$1,177	$9,809	$38

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or March 31, 2012.

Our Level 3 assets had a fair value of $38 million at March 31, 2013, or less than 0.4% of our total invested assets. During the three months ended March 31, 2013 and 2012, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2013			2012
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$25	$13	$38	$25	$16	$41
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	1	0	1	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	(1)	(1)
Settlements	(1)	0	(1)	0	0	0

Balance at March 31	$25	$13	$38	$25	$15	$40

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $2,608 million at March 31, 2013 and $2,611 million at December 31, 2012. The fair value of our long-term debt was $2,866 million at March 31, 2013 and $2,923 million at December 31, 2012. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As disclosed in Note 3, we completed our acquisitions of Metropolitan, SeniorBridge, and Arcadian during 2012. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 or 2012.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2013 and December 31, 2012. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2013 provision will exceed 12 months at March 31, 2013.

	March 31, 2013		December 31, 2012
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$37	$700	$37	$635
Trade accounts payable and accrued expenses	(233)	(391)	(393)	(77)

Net current (liability) asset	(196)	309	(356)	558

Other long-term assets	23	0	0	0
Other long-term liabilities	(39)	0	0	0

Net long-term liability	(16)	0	0	0

Total net (liability) asset	$(212)	$309	$(356)	$558

At December 31, 2012, the net risk corridor payable balance included a payable of $158 million related to the 2011 contract year that was paid in January 2013.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2013 segment change discussed in Note 1. Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2013 were as follows:

	Retail	Employer Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2013	$857	$205	$2,486	$92	$3,640
Acquisitions	0	0	0	0	0
Subsequent payments/adjustments	0	0	1	0	1

Balance at March 31, 2013	$857	$205	$2,487	$92	$3,641

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2013 and December 31, 2012:

	Weighted Average Life	March 31, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/relationships	9.5 yrs	$724	$248	$476	$733	$237	$496
Trade names and technology	13.6 yrs	190	25	165	190	21	169
Provider contracts	15.0 yrs	51	20	31	51	19	32
Noncompetes and other	6.5 yrs	51	20	31	51	17	34

Total other intangible assets	10.4 yrs	$1,016	$313	$703	$1,025	$294	$731

Amortization expense for other intangible assets was approximately $28 million for the three months ended March 31, 2013 and $17 million for the three months ended March 31, 2012. The following table presents our estimate of amortization expense for 2013 and each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,:
2013	$111
2014	104
2015	92
2016	86
2017	78
2018	71

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
	(dollars in millions, except per common share results, number of shares in thousands)
Net income available for common stockholders	$473	$248

Weighted average outstanding shares of common stock used to compute basic earnings per common share	158,917	163,717
Dilutive effect of:
Employee stock options	384	884
Restricted stock	1,102	1,487

Shares used to compute diluted earnings per common share	160,403	166,088

Basic earnings per common share	$2.97	$1.51

Diluted earnings per common share	$2.95	$1.49

Number of antidilutive stock options and restricted stock excluded from computation	1,683	1,077

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. STOCKHOLDERS’ EQUITY

Dividends

Our Board of Directors approved a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of dividend payments in 2012 and 2013 to date:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41

In April 2013, the Board of Directors declared a cash dividend of $0.27 per share payable on July 26, 2013 to stockholders of record on June 28, 2013.

Stock Repurchases

In April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $557 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the three months ended March 31, 2012, we repurchased 1.15 million shares in open market transactions for $100 million at an average price of $86.95 under a previously approved share repurchase authorization. During the three months ended March 31, 2013, we repurchased 1.21 million shares in open market transactions for $81 million at an average price of $67.60 under a previously approved share repurchase authorization. As of May 1, 2013, the remaining authorized amount under the current authorization totaled $1 billion.

In connection with employee stock plans, we acquired 0.2 million shares of our common stock for $13 million and 0.6 million shares of our common stock for $51 million during the three months ended March 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income included net unrealized gains on our investment securities of $428 million at March 31, 2013 and $462 million at December 31, 2012. In addition, accumulated other comprehensive income included $100 million at March 31, 2013 and $76 million at December 31, 2012, for an additional liability that would exist on our closed block of long-term care policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 17 to the consolidated financial statements in our 2012 Form 10-K for further discussion of our long-term care policies.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

10. INCOME TAXES

The effective income tax rate was 35.2% for the three months ended March 31, 2013, comparable to 36.5% for the three months ended March 31, 2012. The tax rate for the three months ended March 31, 2013 reflects a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Law).

11. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 74% of our total premiums and services revenue for the three months ended March 31, 2013, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by August 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2013, and all of our product offerings filed with CMS for 2013 have been approved.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. During 2012, we completed internal contract level audits of certain contracts based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits was an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable), 2012, and 2013 on the results of these internal contract level audits. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program and the identification of our specific Medicare Advantage contracts that will be selected for audit. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

At March 31, 2013, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2013, primarily consisted of the TRICARE South Region contract. On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. The TMA has exercised its option to extend the TRICARE South Region contract through March 31, 2014.

Our Medicaid business, which accounted for approximately 3% of our total premiums and services revenue for the three months ended March 31, 2013, primarily consists of contracts in Puerto Rico, Florida, and Kentucky, with the vast majority in Puerto Rico. Effective October 1, 2010, as amended in May 2011, the Puerto Rico Health Insurance Administration, or PRHIA, awarded us contracts for the East, Southeast, and Southwest regions for a three-year term through June 30, 2013. We are currently in negotiations with PRHIA regarding a one-year contract extension of these contracts.

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

Legal Proceedings and Certain Regulatory Matters

Florida Matters

On December 16, 2010, an individual filed a qui tam suit captioned United States of America ex rel. Marc Osheroff v. Humana et al. in the Southern District of Florida, against us, several of our health plan subsidiaries, and certain other companies that operate medical centers in Miami-Dade County, Florida. After the U.S. government declined to intervene, the Court ordered the complaint unsealed, and the individual plaintiff amended his complaint and served the Company on December 8, 2011. The amended complaint alleges certain civil violations by our CAC Medical Centers in Florida, including offering various amenities such as transportation and meals, to Medicare and dual eligible individuals in our community center settings. The amended complaint also alleges civil violations by our Medicare Advantage health plans in Florida, arising from the alleged activities of our CAC Medical Centers and the codefendants in the complaint. The amended complaint seeks damages and penalties on behalf of the United States under the Anti-Inducement and Anti-Kickback Statutes and the False Claims Act. On September 28, 2012, the

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Court dismissed, with prejudice, all causes of action that were asserted in the suit. On January 31, 2013, the Court denied a motion for reconsideration filed by the individual plaintiff. The deadline for the individual plaintiff to appeal will be set following resolution of certain motions in the district court relating to a co-defendant.

On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised our legal counsel that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. We are responding to the information requests.

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

12. SEGMENT INFORMATION

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and productivity solutions businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with CMS to administer the LI-NET program as well as our state-based Medicaid businesses, which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation.

We manage our business with three reportable segments: Retail, Employer Group, and Healthcare Services. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on integrated care delivery for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with CMS to administer the LI-NET program and state-based Medicaid businesses. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products and our health and productivity solutions products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties including provider services, pharmacy, integrated behavioral health services, and home care services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care businesses.

Our Healthcare Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of RightSourceRx®, our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Services revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, selecting and establishing prices charged by retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Healthcare Services segment reports revenues on a gross basis including co-share amounts from members collected by third party retail pharmacies at the point of service.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

In addition, our Healthcare Services intersegment revenues include revenues earned by certain owned providers derived from risk-based managed care agreements with our health plans. Under these agreements, the provider receives a monthly capitated fee that varies depending on the demographics and health status of the member for each member assigned to these owned providers by our health plans. The owned provider assumes the economic risk of funding the assigned members’ healthcare services and related administrative costs. Accordingly, our Healthcare Services segment reports provider services related revenues on a gross basis. Capitation fee revenue is recognized in the period in which the assigned members are entitled to receive healthcare services.

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.3 billion and $1.2 billion for the three months ended March 31, 2013 and 2012, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $22 million and $8 million for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily due to amortization expense associated with the December 21, 2012 acquisition of Metropolitan Health Networks, Inc.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K. Transactions between reportable segments consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three months ended March 31, 2013 and 2012, respectively:

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Three months ended March 31, 2013
Revenues—external customers
Premiums:
Medicare Advantage	$5,736	$1,190	$0	$0	$0	$6,926
Medicare stand-alone PDP	761	2	0	0	0	763

Total Medicare	6,497	1,192	0	0	0	7,689

Fully-insured	279	1,268	0	0	0	1,547
Specialty	49	275	0	0	0	324
Military services	0	0	0	11	0	11
Medicaid and other	79	0	0	218	0	297

Total premiums	6,904	2,735	0	229	0	9,868

Services revenue:
Provider	0	4	306	0	0	310
ASO and other	2	84	0	120	0	206
Pharmacy	0	0	9	0	0	9

Total services revenue	2	88	315	120	0	525

Total revenues—external customers	6,906	2,823	315	349	0	10,393

Intersegment revenues
Services	0	11	2,749	0	(2,760)	0
Products	0	0	654	0	(654)	0

Total intersegment revenues	0	11	3,403	0	(3,414)	0

Investment income	18	11	0	15	49	93

Total revenues	6,924	2,845	3,718	364	(3,365)	10,486

Operating expenses:
Benefits	5,929	2,177	0	187	(98)	8,195
Operating costs	613	440	3,557	115	(3,279)	1,446
Depreciation and amortization	32	23	36	4	(15)	80

Total operating expenses	6,574	2,640	3,593	306	(3,392)	9,721

Income from operations	350	205	125	58	27	765
Interest expense	0	0	0	0	35	35

Income (loss) before income taxes	$350	$205	$125	$58	$(8)	$730

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Three months ended March 31, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$5,093	$1,025	$0	$0	$0	$6,118
Medicare stand-alone PDP	726	2	0	0	0	728

Total Medicare	5,819	1,027	0	0	0	6,846

Fully-insured	244	1,242	0	0	0	1,486
Specialty	38	260	0	0	0	298
Military services	0	0	0	893	0	893
Medicaid and other	46	0	0	206	0	252

Total premiums	6,147	2,529	0	1,099	0	9,775

Services revenue:
Provider	0	2	231	0	0	233
ASO and other	6	89	0	18	0	113
Pharmacy	0	0	4	0	0	4

Total services revenue	6	91	235	18	0	350

Total revenues—external customers	6,153	2,620	235	1,117	0	10,125

Intersegment revenues
Services	0	10	2,465	0	(2,475)	0
Products	0	0	584	0	(584)	0

Total intersegment revenues	0	10	3,049	0	(3,059)	0

Investment income	19	10	0	14	51	94

Total revenues	6,172	2,640	3,284	1,131	(3,008)	10,219

Operating expenses:
Benefits	5,377	2,053	0	1,016	(96)	8,350
Operating costs	637	436	3,140	106	(2,936)	1,383
Depreciation and amortization	30	22	19	4	(5)	70

Total operating expenses	6,044	2,511	3,159	1,126	(3,037)	9,803

Income from operations	128	129	125	5	29	416
Interest expense	0	0	0	0	26	26

Income before income taxes	$128	$129	$125	$5	$3	$390

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects,” “believes,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2012 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 21, 2013, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

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

Business Segments

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services as further described in Note 1 to the condensed consolidated financial statements. Prior period segment financial information has been recast to conform to the 2013 presentation.

We manage our business with three reportable segments: Retail, Employer Group, and Healthcare Services. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on integrated care delivery for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition program, or the LI-NET program and state-based Medicaid businesses. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products and our health and productivity solutions products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including provider services, pharmacy, integrated behavioral health services, and home care services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care businesses.

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at the corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

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

2013 Highlights

Consolidated

•

Our results for the three months ended March 31, 2013 were impacted by a lower benefit ratio in most of our major business lines and a lower operating cost ratio in our Retail and Employer Group segments due to continued operating cost efficiencies. The decline in the benefit ratio primarily was due to higher favorable prior-period medical claims reserve development year-over-year mainly resulting from a lower claims trend across most of our major business lines, and favorable weekday seasonality (the number of business days in the period), including the impact of an extra day’s claims for leap year in 2012. In addition, the benefit ratio for the three months ended March 31, 2013 includes the beneficial effect of a favorable settlement of contract claims with the Department of Defense, or DoD, primarily associated with previously disclosed litigation settled in the second quarter of 2012. As more fully described under “Benefits Expense Recognition” in Item 7 of our 2012 Form 10-K, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $266 million for the three months ended March 31, 2013 compared to $141 million for the three months ended March 31, 2012.

•

In addition, our 2013 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At March 31, 2013, approximately 530,300 members, or 26.4%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model, as compared to 511,700 members at December 31, 2012 and 497,900 members at March 31, 2012.

•

Comparisons to our 2012 consolidated benefit ratio and operating cost ratio are impacted by the transition to the new TRICARE South Region contract on April 1, 2012, which is accounted for similar to an administrative services fee only agreement as described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K. Our previous contract was accounted for similar to our fully-insured products.

•

During the three months ended March 31, 2013, we repurchased 1.21 million shares in open market transactions for $81 million and declared dividends to stockholders of $0.26 per share for an aggregate amount of $41 million.

Retail

•

On April 1, 2013, CMS issued its final Announcement of Calendar Year 2014 Medicare Advantage Benchmark Rates and Payment Policies, which we refer to as the CMS Final Announcement. Based on the benchmark rates and payment policies published in the CMS Final Announcement, we estimate that our 2014 Medicare bid benchmark payment rates will decline by 2.8% in the aggregate, including the negative impact of risk coding recalibration and county rebasing. The 2014 bid benchmark payment rate reductions for certain of our key markets are anticipated to be in the mid to upper single digits, primarily due to the risk coding recalibration in 2014. Including the health insurance industry fee associated with Health Insurance Reform Law, we anticipate we will need to address government funding reductions of more than 4% in the aggregate in 2014. While we believe our senior members’ benefits may be adversely impacted, we believe we can effectively design Medicare Advantage products based upon these levels of rate reduction while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives that we have assumed when designing our plan benefit offerings and premiums for 2014. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

As discussed in the detailed Retail segment results of operations discussion that follows, we experienced a decline in the benefit ratio in the Retail segment, with the segment’s benefit ratio decreasing 160 basis points to 85.9% for the three months ended March 31, 2013 primarily due to the factors described above under our consolidated highlights.

•

Individual Medicare Advantage membership of 2,012,100 at March 31, 2013 increased 84,500, or 4.4%, from 1,927,600 at December 31, 2012 and increased 128,300 members, or 6.8%, from 1,883,800 at March 31, 2012 reflecting net membership additions for the 2013 enrollment season. Effective January 1, 2013, we divested approximately 12,600 members acquired with Arcadian Management Services, Inc. in accordance with our previously disclosed agreement with the United States Department of Justice.

•

Medicare stand-alone PDP membership of 3,202,300 at March 31, 2013 increased 149,600 members, or 4.9%, from 3,052,700 at December 31, 2012 and increased 261,700 members, or 8.9%, from 2,940,600 at March 31, 2012 reflecting net membership additions, primarily for our Humana-Walmart plan offering for the 2013 enrollment season.

•

During 2012, we were successful in our bids for Medicaid business in Ohio, Illinois, and Kentucky, including individuals dually eligible for both the federal Medicare program and the state-based Medicaid program in both Ohio and Illinois. We partnered with CareSource Management Group Company to serve the Ohio and Kentucky individuals under a March 2012 strategic alliance agreement. Medicaid membership in our Retail Segment increased 21,200 members from December 31, 2012, and increased 27,200 members from March 31, 2012 primarily driven by the addition of our recently awarded Kentucky Medicaid contract effective January 1, 2013. We expect to begin serving members under contracts with Ohio and Illinois on January 1, 2014.

Employer Group Segment

•

As discussed in the detailed Employer Group segment results of operations discussion that follows, we experienced a decline in the benefit ratio in the Employer Group segment, with the segment’s benefit ratio decreasing 160 basis points to 79.6% for the three months ended March 31, 2013 primarily due to the factors described above under our consolidated highlights.

•

Fully-insured group Medicare Advantage membership of 412,800 at March 31, 2013 increased 42,000 members, or 11.3%, from 370,800 at December 31, 2012 and increased 55,100 members, or 15.4%, from 357,700 at March 31, 2012 primarily due to the January 2013 addition of a new large group retirement account.

Other Businesses

•

Year-over-year comparisons within Other Businesses are impacted by the transition to the new TRICARE South Region contract on April 1, 2012, including a change in profitability under the new contract in connection with our bid strategy, and a reduction in benefits expense of approximately $48 million during the three months ended March 31, 2013 related to a favorable settlement of contract claims with the DoD primarily associated with previously disclosed litigation settled in the second quarter of 2012.

Health Insurance Reform

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Insurance Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on some provisions of the Health Insurance Reform Law have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, or NAIC, there are many provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

Implementation dates of the Health Insurance Reform Law began in September 2010 and continue through 2018. The following outlines certain provisions of the Health Insurance Reform Law:

•

Currently Effective: Many changes are already effective and have been implemented by the Company, including: elimination of pre-existing condition limits for enrollees under age 19, elimination of certain annual and lifetime caps on the dollar value of benefits, expansion of dependent coverage to include adult children until age 26, a requirement to provide coverage for prescribed preventive services without cost to members, new claim appeal requirements, and the establishment of an interim high risk program for those unable to obtain coverage due to a pre-existing condition or health status.

Commercial fully-insured medical plans with actual benefit ratios below certain targets (85% for large employer groups, 80% for small employer groups, and 80% for individuals, calculated in a manner prescribed by HHS) are required to rebate ratable portions of their premiums to customers annually. We began accruing for rebates in 2011, based on the manner prescribed by HHS, with initial rebate payments made in July 2012. Our benefit ratios reported herein, calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, differ from the benefit ratios calculated as prescribed by HHS under the Health Insurance Reform Law. The more noteworthy differences include the fact that the benefit ratio calculations prescribed by HHS are calculated separately by state and legal entity; independently for individual, small group, and large group fully-insured products; reflect actuarial adjustments where the membership levels are not large enough to create credible size; exclude some of our health insurance products; include taxes and fees as reductions of premium; and treat changes in reserves differently than GAAP.

HHS has also established, as required under the Health Insurance Reform Law, a federal premium rate review process, which generally applies to proposed rate increases equal to or exceeding 10%, and regulations require commercial plans to provide to the states and HHS supporting information with respect to any rate increases that are subject to the federal review process.

•

Currently Effective with Phased-In Implementation: In 2012, additional cuts to Medicare Advantage plan payment benchmarks began to take effect (with plan payment benchmarks ultimately ranging from 95% in high-cost areas to 115% in low-cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, since 2011 the gap in coverage for Medicare Part D prescription drug coverage has been incrementally closing.

In addition, certain provisions in the Health Insurance Reform Law tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) were eligible for a quality bonus in their basic premium rates. Initially, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three Star plans for a three year period through 2014. Star Ratings issued by CMS in October 2012 indicated that 99% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2014, up from 98% in 2013. Further, the percentage of our Medicare Advantage members in plans with an overall Star Rating of four or more stars, including one five star plan, increased to 40%. Plans that earn an overall Star Rating of five are immediately eligible to enroll members year round. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for bonus money. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

•

Effective in 2014: Beginning in 2014, the Health Insurance Reform Law requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain plans; the establishment of federally facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare plans; and insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014. The NAIC is continuing discussions regarding the accounting for the health insurance industry fee and may require accrual and associated subsidiary funding consideration for the first two years of the assessment in 2014 followed by annual accruals thereafter. The NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which requires annual accrual of the health insurance industry fee in the year in which it is payable.

The Health Insurance Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), and expands eligibility for Medicaid programs. In addition, the law will increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described herein.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the Health Insurance Reform Law. Congress may also withhold the funding necessary to implement the Health Insurance Reform Law, or may attempt to replace the legislation with amended provisions. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Insurance Reform Law will change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In particular, final implementing regulations and related guidance are forthcoming on various aspects of the minimum benefit ratio requirement’s applicability to Medicare, including aggregation, credibility thresholds, and its application to prescription drug plans. The response of other companies to the Health Insurance Reform Law and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. It is reasonably possible that the Health Insurance Reform Law and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible health insurance industry fee and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers and are described in Note 12 to the condensed consolidated financial statements.

Comparison of Results of Operations for 2013 and 2012

The following discussion primarily deals with our results of operations for the three months ended March 31, 2013, or the 2013 quarter, and the three months ended March 31, 2012, or the 2012 quarter.

Consolidated

	For the three months ended March 31,		Change
	2013	2012	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$6,904	$6,147	$757	12.3%
Employer Group	2,735	2,529	206	8.1%
Other Businesses	229	1,099	(870)	(79.2)%

Total premiums	9,868	9,775	93	1.0%

Services:
Retail	2	6	(4)	(66.7)%
Employer Group	88	91	(3)	(3.3)%
Healthcare Services	315	235	80	34.0%
Other Businesses	120	18	102	566.7%

Total services	525	350	175	50.0%

Investment income	93	94	(1)	(1.1)%

Total revenues	10,486	10,219	267	2.6%

Operating expenses:
Benefits	8,195	8,350	(155)	(1.9)%
Operating costs	1,446	1,383	63	4.6%
Depreciation and amortization	80	70	10	14.3%

Total operating expenses	9,721	9,803	(82)	(0.8)%

Income from operations	765	416	349	83.9%
Interest expense	35	26	9	34.6%

Income before income taxes	730	390	340	87.2%
Provision for income taxes	257	142	115	81.0%

Net income	$473	$248	$225	90.7%

Diluted earnings per common share	$2.95	$1.49	$1.46	98.0%

Benefit ratio(a)	83.0%	85.4%		(2.4)%
Operating cost ratio(b)	13.9%	13.7%		0.2%
Effective tax rate	35.2%	36.5%		(1.3)%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $473 million, or $2.95 per diluted common share, in the 2013 quarter compared to $248 million, or $1.49 per diluted common share, in the 2012 quarter primarily due to declines in both the benefit ratio and operating cost ratio in both the Retail and Employer Group segments. The declines in the benefit ratio primarily reflect higher favorable prior-period medical claims reserve development year-over-year mainly resulting from a lower claims trend across most of our major business lines, and favorable weekday seasonality, including the impact of an extra day’s claims for leap year in 2012. The lower operating cost ratios in our Retail and Employer Group segments reflect continued administrative cost efficiencies. Our diluted earnings per common share for the 2013 quarter included the benefit of $0.19 per diluted common share for a reduction in benefits expense related to a favorable settlement of contract claims with the DoD primarily associated with previously disclosed litigation settled in the second quarter of 2012.

Premiums

Consolidated premiums increased $93 million, or 1.0%, from the 2012 quarter to $9.9 billion for the 2013 quarter primarily due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership, partially offset by lower premiums for our Other Businesses due to the transition to the new TRICARE South Region contract. As discussed in Note 2 to the consolidated financial statements included in our 2012 Form 10-K, on April 1, 2012, we began delivering services under the new TRICARE South Region contract that the TMA awarded to us on February 25, 2011. We account for revenues under the new contract net of estimated healthcare costs similar to an administrative services fee only agreement, and as such there are no premiums recognized under the new contract. Our previous contract was accounted for similar to our fully-insured products and as such we recognized premiums under the previous contract. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services revenue

Consolidated services revenue increased $175 million, or 50.0%, from the 2012 quarter to $525 million for the 2013 quarter primarily due to an increase in services revenue for our Other Businesses due to the transition to the new TRICARE South Region contract on April 1, 2012, and an increase in services revenue in our Healthcare Services segment. The increases in services revenue in our Healthcare Services segment primarily resulted from the acquisition of Metropolitan Health Networks, Inc., or Metropolitan, on December 21, 2012 and SeniorBridge Family Companies, Inc., or SeniorBridge, on July 6, 2012, and growth in our Concentra operations.

Investment income

Investment income totaled $93 million for the 2013 quarter compared to $94 million for the 2012 quarter as higher average invested balances were more than offset by lower interest rates.

Benefits expense

Consolidated benefits expense was $8.2 billion for the 2013 quarter, a decrease of $155 million, or 1.9%, from the 2012 quarter primarily due to a decrease in benefits expense for Other Businesses primarily due to the transition to the new administrative services only TRICARE South Region contract on April 1, 2012, partially offset by a year-over-year increase in Retail segment benefits expense, primarily driven by an increase in the average number of Medicare members. We do not record benefits expense under the new TRICARE South Region contract. Our previous contract was accounted for similar to our fully-insured products and as such we recorded benefits expense under the previous contract. Retail segment benefits expense increased $552 million, or 10.3%, from the 2012 quarter to the 2013 quarter primarily due to membership growth. We experienced favorable medical claims reserve development related to prior fiscal years of $266 million in the 2013 quarter and $141 million in the 2012 quarter, primarily resulting from a lower claims trend across most of our major business lines.

The consolidated benefit ratio for the 2013 quarter was 83.0%, a 240 basis point decrease from the 2012 quarter primarily due to decreases in both the Retail and Employer Group segments benefit ratios as described further in our segment results discussion that follows, as well as the beneficial effect in the 2013 quarter of a favorable settlement of contract claims with the DoD primarily associated with previously disclosed litigation settled in the second quarter of 2012. The $125 million increase in favorable prior-period medical claims reserve development from the 2012 quarter to the 2013 quarter positively impacted year-over-year comparisons of the benefit ratio.

Operating costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $63 million, or 4.6%, during the 2013 quarter compared to the 2012 quarter primarily due to an increase in operating costs in our Healthcare Services segment as a result the acquisition of Metropolitan on December 21, 2012 and SeniorBridge on July 6, 2012.

The consolidated operating cost ratio for the 2013 quarter was 13.9%, increasing 20 basis points from the 2012 quarter as the negative impact of the new TRICARE South Region contract being accounted for as an administrative services fee only arrangement was partially offset by improved operating leverage in our Retail and Employer Group segments.

Depreciation and amortization

Depreciation and amortization for the 2013 quarter totaled $80 million, an increase of $10 million, or 14.3%, from the 2012 quarter primarily due to increased amortization expense in the 2013 quarter from the acquisition of Metropolitan in the fourth quarter of 2012.

Interest expense

Interest expense was $35 million for the 2013 quarter compared to $26 million for the 2012 quarter, an increase of $9 million, or 34.6%. In December 2012, we issued $600 million of 3.15% senior notes due December 1, 2022 and $400 million of 4.625% senior notes due December 1, 2042. The increase in interest expense associated with these senior note issuances was partially offset by the repayment of $36 million of junior subordinated debt in March 2012 that carried a higher interest rate than our senior notes.

Income Taxes

Our effective tax rate during the 2013 quarter was 35.2% compared to the effective tax rate of 36.5% in the 2012 quarter primarily due to a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Insurance Reform Law.

Retail Segment

	March 31,		Change
	2013	2012	Members	Percentage
Membership:

Medical membership:
Individual Medicare Advantage	2,012,100	1,883,800	128,300	6.8%
Medicare stand-alone PDP	3,202,300	2,940,600	261,700	8.9%

Total Retail Medicare	5,214,400	4,824,400	390,000	8.1%
Individual commercial	548,400	509,300	39,100	7.7%
State-based Medicaid	73,300	46,100	27,200	59.0%

Total Retail medical members	5,836,100	5,379,800	456,300	8.5%

Individual specialty membership (a)	959,600	847,900	111,700	13.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$5,736	$5,093	$643	12.6%
Medicare stand-alone PDP	761	726	35	4.8%

Total Retail Medicare	6,497	5,819	678	11.7%
Individual commercial	279	244	35	14.3%
State-based Medicaid	79	46	33	71.7%
Individual specialty	49	38	11	28.9%

Total premiums	6,904	6,147	757	12.3%

Services	2	6	(4)	(66.7)%

Total premiums and services revenue	$6,906	$6,153	$753	12.2%

Income before income taxes	$350	$128	$222	173.4%
Benefit ratio	85.9%	87.5%		(1.6)%
Operating cost ratio	8.9%	10.4%		(1.5)%

Pretax Results

•

Retail segment pretax income was $350 million in the 2013 quarter, an increase of $222 million, or 173.4%, compared to $128 million in the 2012 quarter primarily driven by membership and premium growth as well as a 160 basis point decrease in the benefit ratio together with a 150 basis point decrease in the operating cost ratio, both described below.

Enrollment

•

Individual Medicare Advantage membership increased 128,300 members, or 6.8%, from March 31, 2012 to March 31, 2013 reflecting net membership additions for the 2013 enrollment season. Effective January 1, 2013, we divested approximately 12,600 members acquired with Arcadian Management Services, Inc. in accordance with our previously disclosed agreement with the United States Department of Justice.

•

Medicare stand-alone PDP membership increased 261,700 members, or 8.9%, from March 31, 2012 to March 31, 2013 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2013 enrollment season.

•	Individual commercial medical membership increased 39,100 members, or 7.7%, from March 31, 2012 to March 31, 2013.

•

State-based Medicaid membership increased 27,200 members, or 59.0%, from March 31, 2012 to March 31, 2013, primarily driven by the addition of our recently awarded Kentucky Medicaid contract effective January 1, 2013 as discussed previously.

•	Individual specialty membership increased 111,700 members, or 13.2%, from March 31, 2012 to March 31, 2013 primarily driven by increased membership in dental and vision offerings.

Premiums

•

Retail segment premiums increased $757 million, or 12.3%, from the 2012 quarter to the 2013 quarter primarily due to a 9.4% increase in average individual Medicare Advantage membership. Individual Medicare Advantage per member premiums increased approximately 2.9% in the 2013 quarter compared to the 2012 quarter, including the impact of membership acquired with Arcadian on March 31, 2012.

Benefits expense

•

The Retail segment benefit ratio decreased 160 basis points from 87.5% in the 2012 quarter to 85.9% in the 2013 quarter primarily due to a decline in the benefit ratios associated with our individual Medicare Advantage and Medicare stand-alone PDP products primarily driven by higher favorable prior-period medical claims reserve development in the 2013 quarter than in the 2012 quarter, and favorable weekday seasonality, including the impact of an extra day’s claims from leap year in the 2012 quarter. The Retail segment’s pretax income for the 2013 quarter included the beneficial effect of $193 million in favorable prior-period medical claims reserve development versus $116 million in the 2012 quarter primarily driven by a lower claims trend year-over-year. This favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 280 basis points in the 2013 quarter versus approximately 190 basis points in the 2012 quarter.

Operating costs

•

The Retail segment operating cost ratio of 8.9% for the 2013 quarter decreased 150 basis points from 10.4% for the 2012 quarter reflecting scale efficiencies associated with servicing higher year-over-year membership together with our continued focus on operating cost efficiencies.

Employer Group Segment

	March 31,		Change
	2013	2012	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,197,800	1,182,800	15,000	1.3%
ASO	1,200,800	1,236,600	(35,800)	(2.9)%

Group Medicare Advantage	412,800	357,700	55,100	15.4%
Medicare Advantage ASO	0	28,100	(28,100)	(100.0)%

Total group Medicare Advantage	412,800	385,800	27,000	7.0%

Group Medicare stand-alone PDP	3,800	4,200	(400)	(9.5)%

Total group Medicare	416,600	390,000	26,600	6.8%

Total group medical members	2,815,200	2,809,400	5,800	0.2%

Group specialty membership (a)	7,274,000	6,849,300	424,700	6.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,268	$1,242	$26	2.1%

Group Medicare Advantage	1,190	1,025	165	16.1%
Group Medicare stand-alone PDP	2	2	0	0.0%

Total group Medicare	1,192	1,027	165	16.1%
Group specialty	275	260	15	5.8%

Total premiums	2,735	2,529	206	8.1%

Services	88	91	(3)	(3.3)%

Total premiums and services revenue	$2,823	$2,620	$203	7.7%

Income before income taxes	$205	$129	$76	58.9%
Benefit ratio	79.6%	81.2%		(1.6)%
Operating cost ratio	15.5%	16.6%		(1.1)%

Pretax Results

•

Employer Group segment pretax income increased $76 million, or 58.9%, to $205 million in the 2013 quarter primarily due to a 160 basis point decrease in the benefit ratio together with a 110 basis point improvement in the operating cost ratio as described below.

Enrollment

•

Fully-insured commercial group medical membership remained relatively unchanged, increasing 15,000 members, or 1.3%, from March 31, 2012 to March 31, 2013 as an increase in small group business membership was generally offset by lower membership in large group accounts.

•

Fully-insured group Medicare Advantage membership increased 55,100 members, or 15.4%, from March 31, 2012 to March 31, 2013 primarily due to the January 2013 addition of a new large group retirement account.

•	Effective January 1, 2013 we lost our sole group Medicare Advantage ASO account which had 28,100 members at March 31, 2012.

•

Group ASO commercial medical membership decreased 35,800 members, or 2.9%, from March 31, 2012 to March 31, 2013 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership increased 424,700 members, or 6.2%, from March 31, 2012 to March 31, 2013 primarily due to increased cross-selling of our specialty products to our medical membership and growth in stand-alone specialty product sales.

Premiums

•

Employer Group segment premiums increased $206 million, or 8.1%, to $2.7 billion for the 2013 quarter primarily due to higher average group Medicare Advantage and fully-insured commercial group medical membership.

Benefits expense

•

The Employer Group segment benefit ratio decreased 160 basis points from 81.2% in the 2012 quarter to 79.6% in the 2013 quarter primarily due to higher favorable prior-period medical claims reserve development in the 2013 quarter than in the 2012 quarter and favorable weekday seasonality, including the impact of an extra day’s claims from leap year in the 2012 quarter. The Employer Group segment’s pretax income for the 2013 quarter included the beneficial effect of $76 million in favorable prior-period medical claims reserve development versus $15 million in the 2012 quarter primarily driven by a lower claims trend year-over-year. This favorable prior-period medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 280 basis points in the 2013 quarter versus approximately 60 basis points in the 2012 quarter.

Operating costs

•

The Employer Group segment operating cost ratio of 15.5% for the 2013 quarter decreased 110 basis points from 16.6% for the 2012 quarter primarily reflecting growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products and continued savings as a result of our operating cost reduction initiatives.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Revenues:
Services:
Provider services	$282	$231	$51	22.1%
Home care services	23	0	23	100.0%
Pharmacy solutions	9	4	5	125.0%
Integrated behavioral health services	1	0	1	100.0%

Total services revenues	315	235	80	34.0%

Intersegment revenues:
Pharmacy solutions	3,085	2,929	156	5.3%
Provider services	227	50	177	354.0%
Home care services	60	36	24	66.7%
Integrated behavioral health services	31	34	(3)	(8.8)%

Total intersegment revenues	3,403	3,049	354	11.6%

Total services and intersegment revenues	$3,718	$3,284	$434	13.2%

Income before income taxes	$125	$125	$0	0.0%
Operating cost ratio	95.7%	95.6%		0.1%

Pretax results

•

Healthcare Services segment pretax income of $125 million for the 2013 quarter was comparable to that of the 2012 quarter as revenue growth and the pretax income contribution from the acquisition of Metropolitan were generally offset by costs incurred in expanding our integrated care delivery model.

Script Volume

•

Script volumes for the Retail and Employer Group segment membership increased to approximately 67 million in the 2013 quarter, up 14% versus scripts of approximately 58 million in the 2012 quarter. The year-over-year increase primarily reflects growth associated with higher average medical membership for the 2013 quarter than in the 2012 quarter.

Services revenue

•	Provider services revenue increased $51 million, or 22.1%, from the 2012 quarter to $282 million for the 2013 quarter primarily due to the acquisitions of Metropolitan and SeniorBridge.

Intersegment revenues

•

Intersegment revenues increased $354 million, or 11.6%, from the 2012 quarter to $3.4 billion for the 2013 quarter primarily due to the acquisitions of Metropolitan in the fourth quarter of 2012 and SeniorBridge in the third quarter of 2012, as well as growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•	The Healthcare Services segment operating cost ratio of 95.7% for the 2013 quarter increased 10 basis points from 95.6% for the 2012 quarter.

Other Businesses

Pretax income for our Other Businesses of $58 million for the 2013 quarter increased $53 million compared to $5 million for the 2012 quarter primarily due to a reduction in benefits expense in the 2013 quarter related to a favorable settlement of contract claims with the DoD primarily associated with previously disclosed litigation settled in the second quarter of 2012.

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

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2012 Form 10-K.

Cash and cash equivalents increased to $1.4 billion at March 31, 2013 from $1.3 billion at December 31, 2012. The change in cash and cash equivalents for the three months ended March 31, 2013 and 2012 is summarized as follows:

	2013	2012
	(in millions)
Net cash provided by operating activities	$412	$2,346
Net cash used in investing activities	(392)	(190)
Net cash provided by financing activities	72	123

Increase in cash and cash equivalents	$92	$2,279

Cash Flow from Operating Activities

Our operating cash flows for the 2012 quarter were significantly impacted by the early receipt of the Medicare premium remittance for April 2012 of $2.0 billion in March 2012 because the payment date of April 1, 2012 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. Therefore, the 2012 quarter included four monthly Medicare payments compared to only three monthly Medicare payments during the 2013 quarter. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at March 31, 2012.

Excluding the impact from the timing of the Medicare premium receipt, the increase in operating cash flows from the 2012 quarter to the 2013 quarter primarily results from higher earnings and the timing of working capital items, including favorable weekday seasonality, which includes the impact of an extra day’s claims for leap year in the 2012 quarter.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	2013 Quarter Change	2012 Quarter Change
	(in millions)
IBNR (1)	$2,696	$2,552	$144	$235
Reported claims in process (2)	493	315	178	85
Other benefits payable (3)	901	912	(11)	34

Total benefits payable	$4,090	$3,779	311	354

Reconciliation to cash flow statement:
Payables from acquisition			0	(70)

Change in benefits payable per cash flow statement resulting in cash from operations			$311	$284

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2012 to March 31, 2013 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2011 to March 31, 2012 primarily was due to the same factors resulting in the increase in benefits payable from December 31, 2012 to March 31, 2013 described above.

The detail of total net receivables was as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	2013 Quarter Change	2012 Quarter Change
	(in millions)
Medicare	$809	$422	$387	$223
Commercial and other	461	346	115	60
Military services	156	59	97	17
Allowance for doubtful accounts	(105)	(94)	(11)	(4)

Total net receivables	$1,321	$733	588	296

Reconciliation to cash flow statement:
Receivables from acquisition			0	(41)

Change in receivables per cash flow statement resulting in cash from operations			$588	$255

Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model. The increase in Medicare receivables at March 31, 2013 reflects an increase in Medicare risk-adjustment revenue receivable.

Military services receivables at March 31, 2013 and December 31, 2012 consist of administrative services only fees owed from the federal government for administrative services provided under our new TRICARE South Region contract and final settlement balances due under our previous TRICARE South Region contract that expired on March 31, 2012. The March 31, 2013 receivable also includes $48 million related to a favorable settlement of contract claims with the DoD previously discussed. As disclosed previously, we account for our new TRICARE South Region contract similar to an administrative services fee only agreement. As such, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements for the new TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows.

Commercial and other receivables reflect the timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid business.

In addition to the timing of receipts for premiums and services revenues and payments of benefits expense, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS and changes in the timing of the collection of pharmacy rebates.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $297 million in the 2013 quarter and $48 million in the 2012 quarter.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $90 million in the 2013 quarter and $86 million in the 2012 quarter reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment. Excluding acquisitions, we expect total capital expenditures in 2013 in a range of approximately $425 million to $450 million.

Cash consideration paid for acquisitions, net of cash acquired, of $56 million in the 2012 quarter primarily relates to the acquisition of Arcadian.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $249 million higher than claims payments during the 2013 quarter and $298 million higher than claims payments during the 2012 quarter. Under our new administrative services only TRICARE South Region contract that began April 1, 2012, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $13 million during the 2013 quarter.

We repurchased 1.21 million shares of our common stock for $81 million in the 2013 quarter and 1.15 million shares of our common stock for $100 million in the 2012 quarter under share repurchase plans authorized by the Board of Directors. We also acquired shares of our common stock in connection with employee stock plans for an aggregate cost of $13 million in the 2013 quarter and $51 million in the 2012 quarter.

During the 2013 quarter, we paid dividends to stockholders of $42 million compared to $41 million in the 2012 quarter as discussed further below.

In March 2012, we repaid, without penalty, junior subordinated long-term debt of $36 million.

Future Sources and Uses of Liquidity

Dividends

Our Board of Directors approved a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of dividend payments in 2012 and 2013:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41

2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41

In April 2013, the Board of Directors declared a cash dividend of $0.27 per share payable on July 26, 2013 to stockholders of record on June 28, 2013.

Stock Repurchases

In April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $557 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the 2012 quarter, we repurchased 1.15 million shares in open market transactions for $100 million at an average price of $86.95 under a previously approved share repurchase authorization. During the 2013 quarter, we repurchased 1.21 million shares in open market transactions for $81 million at an average price of $67.60 under a previously approved share repurchase authorization. As of May 1, 2013, the remaining authorized amount under the current authorization totaled $1 billion.

In connection with employee stock plans, we acquired 0.2 million common shares for $13 million and 0.6 million common shares for $51 million during the three months ended March 31, 2013 and 2012, respectively.

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $6.8 billion at March 31, 2013 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.2 billion and an actual leverage ratio of 0.9:1, as measured in accordance with the credit agreement as of March 31, 2013. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At March 31, 2013, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $5 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of March 31, 2013, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Other Long-Term Borrowings

In March 2012, we repaid, without penalty, junior subordinated debt of $36 million. Prior to repayment, the junior subordinated debt bore a fixed annual interest rate of 8.02% payable quarterly until 2012, and then payable at a floating rate based on LIBOR plus 310 basis points.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2013 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $202 million at March 31, 2013 compared to $346 million at December 31, 2012. As described above in the section titled “Health Insurance Reform,” the NAIC is continuing discussions regarding the accounting for the health insurance industry fee required by the Health Insurance Reform Law and may require accrual and associated subsidiary funding consideration for the first two years of the assessment in 2014 followed by annual accruals thereafter. The NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which requires annual accrual of the health insurance industry fee in the year in which it is payable.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2012, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.1 billion, which exceeded aggregate minimum regulatory requirements. The amount of dividends that we expect to be paid to our parent company in 2013 is approximately $970 million in the aggregate, subject to state regulatory approval. This compares to dividends that were paid in 2012 of approximately $1.2 billion. The year-over-year decline primarily is a result of higher surplus requirements associated with premium growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at March 31, 2013. Our net unrealized position declined $53 million from a net unrealized gain position of $728 million at December 31, 2012 to a net unrealized gain position of $675 million at March 31, 2013. At March 31, 2013, we had gross unrealized losses of $13 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the three months ended March 31, 2013. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.2 years as of March 31, 2013 and 4.0 years as of December 31, 2012. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $465 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2013.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings and Certain Regulatory Matters” in Note 11 to the condensed consolidated financial statements beginning on page 18 of this Form 10-Q.

Item 1A. Risk Factors

There have been no changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended March 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2013	0	$0	0	$639,572,119
February 2013	0	0	0	639,572,119
March 2013	1,205,600	67.60	1,205,600	558,112,805

Total	1,205,600	$67.60	1,205,600	$558,112,805

(1)	As announced on May 1, 2013, in April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of May 1, 2013, the remaining authorized amount under the current authorization totaled $1 billion.
(2)	Excludes 0.2 million shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	May 1, 2013	By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date:	May 1, 2013	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)