Form 10-Q
period 2013-06-30
HUMANA INC
filed 2013-07-31
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock $0.16 2/3 par value	Outstanding at June 30, 2013 156,463,120 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2013

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,519	$1,306
Investment securities	7,556	8,001
Receivables, less allowance for doubtful accounts of $109 in 2013 and $94 in 2012	1,593	733
Other current assets	1,960	1,670

Total current assets	12,628	11,710

Property and equipment, net	1,133	1,098
Long-term investment securities	1,770	1,846
Goodwill	3,638	3,640
Other long-term assets	1,679	1,685

Total assets	$20,848	$19,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,157	$3,779
Trade accounts payable and accrued expenses	2,174	2,042
Book overdraft	246	324
Unearned revenues	193	230

Total current liabilities	6,770	6,375
Long-term debt	2,606	2,611
Future policy benefits payable	1,810	1,858
Other long-term liabilities	327	288

Total liabilities	11,513	11,132

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 195,678,752 shares issued at June 30, 2013 and 194,470,820 shares issued at December 31, 2012	32	32
Capital in excess of par value	2,190	2,101
Retained earnings	8,688	7,881
Accumulated other comprehensive income	209	386
Treasury stock, at cost, 39,215,632 shares at June 30, 2013 and 36,138,955 shares at December 31, 2012	(1,784)	(1,553)

Total stockholders’ equity	9,335	8,847

Total liabilities and stockholders’ equity	$20,848	$19,979

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions, except per share results)
Revenues:
Premiums	$9,701	$9,166	$19,569	$18,941
Services	528	434	1,053	784
Investment income	92	99	185	193

Total revenues	10,321	9,699	20,807	19,918

Operating expenses:
Benefits	8,091	7,652	16,286	16,002
Operating costs	1,461	1,384	2,907	2,767
Depreciation and amortization	80	73	160	143

Total operating expenses	9,632	9,109	19,353	18,912

Income from operations	689	590	1,454	1,006
Interest expense	35	26	70	52

Income before income taxes	654	564	1,384	954
Provision for income taxes	234	208	491	350

Net income	$420	$356	$893	$604

Basic earnings per common share	$2.66	$2.19	$5.64	$3.70

Diluted earnings per common share	$2.63	$2.16	$5.58	$3.65

Dividends declared per common share	$0.27	$0.26	$0.53	$0.51

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$420	$356	$893	$604
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(183)	31	(270)	52
Effect of income taxes	67	(11)	99	(19)

Total change in unrealized investment gains/losses, net of tax	(116)	20	(171)	33

Reclassification adjustment for net realized gains included in investment income	(6)	(10)	(10)	(14)
Effect of income taxes	2	4	4	5

Total reclassification adjustment, net of tax	(4)	(6)	(6)	(9)

Other comprehensive (loss) income, net of tax	(120)	14	(177)	24

Comprehensive income	$300	$370	$716	$628

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$893	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(10)	(14)
Stock-based compensation	51	54
Depreciation and amortization	206	160
Benefit for deferred income taxes	(8)	(9)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(860)	177
Other assets	(108)	(250)
Benefits payable	378	170
Other liabilities	52	51
Unearned revenues	(37)	2,077
Other, net	28	32

Net cash provided by operating activities	585	3,052

Cash flows from investing activities
Acquisitions, net of cash acquired	(12)	(76)
Proceeds from sale of business	33	0
Purchases of property and equipment	(187)	(185)
Purchases of investment securities	(1,385)	(1,364)
Maturities of investment securities	549	757
Proceeds from sales of investment securities	854	529

Net cash used in investing activities	(148)	(339)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	132	152
Repayment of long-term debt	0	(36)
Change in book overdraft	(78)	(46)
Common stock repurchases	(231)	(278)
Dividends paid	(83)	(82)
Excess tax benefit from stock-based compensation	0	21
Proceeds from stock option exercises and other	36	48

Net cash used in financing activities	(224)	(221)

Increase in cash and cash equivalents	213	2,492
Cash and cash equivalents at beginning of period	1,306	1,377

Cash and cash equivalents at end of period	$1,519	$3,869

Supplemental cash flow disclosures:
Interest payments	$72	$55
Income tax payments, net	$511	$293

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2012, that was filed with the Securities and Exchange Commission, or the SEC, on February 21, 2013, as amended on April 12, 2013 to correct an error in the exhibit index. We refer to the Form 10-K, together with any amendments, as the “2012 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

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

Business Segment Reclassifications

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and wellness businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with the Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition, or LI-NET, program as well as our state-based Medicaid businesses, which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation. See Note 13 for segment financial information.

Military Services

As described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K, on April 1, 2012, we began delivering services under the current TRICARE South Region contract with the Department of Defense, or DoD, as more fully described in Note 12. We account for revenues under the current contract net of estimated healthcare costs similar to an administrative services fee only agreement. Under our previous contract, revenues were reported on a gross basis and included health care services provided to beneficiaries which were in turn reimbursed by the federal government.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that apply to us or that will have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

3. ACQUISITIONS

On December 21, 2012, we acquired Metropolitan Health Networks, Inc., or Metropolitan, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. We acquired all of the outstanding shares of Metropolitan and repaid all outstanding debt of Metropolitan for a transaction value of $851 million, plus transaction expenses. The total consideration of $851 million exceeded our estimated fair value of the net tangible assets acquired by approximately $833 million, of which we allocated $263 million to other intangible assets and $570 million to goodwill. The goodwill was assigned to the Healthcare Services segment and is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and trade names, have a weighted average useful life of 8.4 years. The purchase price allocation of Metropolitan is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

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

The results of operations and financial condition of Metropolitan, SeniorBridge, and Arcadian have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. In addition, during 2013 and 2012, we acquired other health and wellness, provider, and technology related businesses which, individually or in the aggregate, have not had, and are not expected to have, a material impact on our results of operations, financial condition, or cash flows. For the year ended December 31, 2012, primarily in the fourth quarter, we recognized acquisition-related costs in connection with 2012 acquisitions of $27 million. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

On July 24, 2013, we announced that we had entered into a definitive agreement to acquire American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida (serving frail and elderly individuals in home and community-based settings). American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and was selected to provide Medicaid long-term care services across the entire state of Florida. The enrollment effective dates for the various regions range from August 2013 to March 2014. The transaction is subject to state regulatory approvals and is anticipated to close by the fourth quarter of 2013.

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at June 30, 2013 and December 31, 2012, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$568	$9	$(6)	$571
Mortgage-backed securities	1,423	44	(27)	1,440
Tax-exempt municipal securities	2,933	113	(18)	3,028
Mortgage-backed securities:
Residential	27	1	0	28
Commercial	557	23	(7)	573
Asset-backed securities	53	1	(1)	53
Corporate debt securities	3,423	239	(29)	3,633

Total debt securities	$8,984	$430	$(88)	$9,326

December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$602	$16	$0	$618
Mortgage-backed securities	1,519	85	(1)	1,603
Tax-exempt municipal securities	2,890	185	(4)	3,071
Mortgage-backed securities:
Residential	33	2	(1)	34
Commercial	615	44	0	659
Asset-backed securities	66	2	0	68
Corporate debt securities	3,394	402	(2)	3,794

Total debt securities	$9,119	$736	$(8)	$9,847

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2013 and December 31, 2012, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$298	$(6)	$6	$0	$304	$(6)
Mortgage-backed securities	660	(26)	17	(1)	677	(27)
Tax-exempt municipal securities	466	(17)	28	(1)	494	(18)
Mortgage-backed securities:
Residential	2	0	2	0	4	0
Commercial	199	(7)	0	0	199	(7)
Asset-backed securities	36	(1)	0	0	36	(1)
Corporate debt securities	588	(28)	4	(1)	592	(29)

Total debt securities	$2,249	$(85)	$57	$(3)	$2,306	$(88)

December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$56	$0	$2	$0	$58	$0
Mortgage-backed securities	38	0	25	(1)	63	(1)
Tax-exempt municipal securities	233	(3)	27	(1)	260	(4)
Mortgage-backed securities:
Residential	0	0	4	(1)	4	(1)
Commercial	94	0	0	0	94	0
Asset-backed securities	2	0	4	0	6	0
Corporate debt securities	104	(2)	4	0	108	(2)

Total debt securities	$527	$(5)	$66	$(3)	$593	$(8)

Approximately 94% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at June 30, 2013. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At June 30, 2013, 10% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 41% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 59% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 10%. In addition, 20% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics, and credit enhancements. These residential and commercial mortgage-backed securities at June 30, 2013 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at June 30, 2013.

The percentage of corporate securities associated with the financial services industry was 24% at June 30, 2013 and 23% at December 31, 2012.

Several European countries, including Spain, Italy, Ireland, Portugal, Cyprus, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these six countries.

All issuers of securities we own that were trading at an unrealized loss at June 30, 2013 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At June 30, 2013, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2013.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Gross realized gains	$11	$11	$17	$16
Gross realized losses	(5)	(1)	(7)	(2)

Net realized capital gains	$6	$10	$10	$14

There were no material other-than-temporary impairments for the three and six months ended June 30, 2013 or 2012.

The contractual maturities of debt securities available for sale at June 30, 2013, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$473	$478
Due after one year through five years	1,833	1,899
Due after five years through ten years	2,768	2,900
Due after ten years	1,850	1,955
Mortgage and asset-backed securities	2,060	2,094

Total debt securities	$8,984	$9,326

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at June 30, 2013 and December 31, 2012, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2013
Cash equivalents	$1,410	$1,410	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	571	0	571	0
Mortgage-backed securities	1,440	0	1,440	0
Tax-exempt municipal securities	3,028	0	3,015	13
Mortgage-backed securities:
Residential	28	0	28	0
Commercial	573	0	573	0
Asset-backed securities	53	0	52	1
Corporate debt securities	3,633	0	3,611	22

Total debt securities	9,326	0	9,290	36

Total invested assets	$10,736	$1,410	$9,290	$36

December 31, 2012
Cash equivalents	$1,177	$1,177	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	618	0	618	0
Mortgage-backed securities	1,603	0	1,603	0
Tax-exempt municipal securities	3,071	0	3,058	13
Mortgage-backed securities:
Residential	34	0	34	0
Commercial	659	0	659	0
Asset-backed securities	68	0	67	1
Corporate debt securities	3,794	0	3,770	24

Total debt securities	9,847	0	9,809	38

Total invested assets	$11,024	$1,177	$9,809	$38

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013 or June 30, 2012.

Our Level 3 assets had a fair value of $36 million at June 30, 2013, or less than 0.4% of our total invested assets. During the three and six months ended June 30, 2013 and 2012, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended June 30,
	2013			2012
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Balance at April 1	$25	$13	$38	$25	$15	$40
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	(2)	0	(2)	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Settlements	0	0	0	0	0	0

Balance at June 30	$23	$13	$36	$25	$15	$40

	For the six months ended June 30,
	2013			2012
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Balance at January 1	$25	$13	$38	$25	$16	$41
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	(1)	0	(1)	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	(1)	(1)
Settlements	(1)	0	(1)	0	0	0

Balance at June 30	$23	$13	$36	$25	$15	$40

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $2,606 million at June 30, 2013 and $2,611 million at December 31, 2012. The fair value of our long-term debt was $2,772 million at June 30, 2013 and $2,923 million at December 31, 2012. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As disclosed in Note 3, we completed our acquisitions of Metropolitan, SeniorBridge, and Arcadian during 2012. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2013 or 2012.

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2013 and December 31, 2012. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2013 provision will exceed 12 months at June 30, 2013.

	June 30, 2013		December 31, 2012
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$37	$758	$37	$635
Trade accounts payable and accrued expenses	(217)	(344)	(393)	(77)

Net current (liability) asset	(180)	414	(356)	558

Other long-term assets	39	0	0	0
Other long-term liabilities	(29)	0	0	0

Net long-term asset	10	0	0	0

Total net (liability) asset	$(170)	$414	$(356)	$558

At December 31, 2012, the net risk corridor payable balance included a payable of $158 million related to the 2011 contract year that was paid in January 2013.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2013 segment change discussed in Note 1. Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2013 were as follows:

	Retail	Employer Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2013	$857	$205	$2,486	$92	$3,640
Acquisitions	0	0	13	0	13
Dispositions	0	0	(15)	0	(15)

Balance at June 30, 2013	$857	$205	$2,484	$92	$3,638

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012:

	Weighted	June 30, 2013			December 31, 2012
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.5 yrs	$725	$267	$458	$733	$237	$496
Trade names and technology	13.6 yrs	189	30	159	190	21	169
Provider contracts	15.0 yrs	51	21	30	51	19	32
Noncompetes and other	6.5 yrs	51	23	28	51	17	34

Total other intangible assets	10.4 yrs	$1,016	$341	$675	$1,025	$294	$731

Amortization expense for other intangible assets was approximately $28 million for the three months ended June 30, 2013 and $17 million for the three months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, amortization expense for other intangible assets was approximately $56 million and $34 million, respectively. The following table presents our estimate of amortization expense for 2013 and each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,:
2013	$111
2014	104
2015	92
2016	86
2017	78
2018	71

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in millions except per common share results, number of shares in thousands)
Net income available for common stockholders	$420	$356	$893	$604

Weighted average outstanding shares of common stock used to compute basic earnings per common share	157,975	162,816	158,446	163,267
Dilutive effect of:
Employee stock options	349	572	367	727
Restricted stock	1,197	1,251	1,149	1,369

Shares used to compute diluted earnings per common share	159,521	164,639	159,962	165,363

Basic earnings per common share	$2.66	$2.19	$5.64	$3.70

Diluted earnings per common share	$2.63	$2.16	$5.58	$3.65

Number of antidilutive stock options and restricted stock excluded from computation	847	562	1,265	819

9. STOCKHOLDERS’ EQUITY

Dividends

Our Board of Directors has approved a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of dividend payments in 2012 and 2013 to date:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Stock Repurchases

In April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $557 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the six months ended June 30, 2012, we repurchased 2.73 million shares in open market transactions for $226 million at an average price of $82.78 under previously approved share repurchase authorizations. During the six months ended June 30, 2013, we repurchased 1.22 million shares in open market transactions for $82 million at an average price of $67.59 under a previously approved share repurchase authorization and we repurchased 1.61 million shares in open market transactions for $129 million at an average price of $80.06 under the current authorization. As of July 31, 2013, the remaining authorized amount under the current authorization totaled $871 million.

In connection with employee stock plans, we acquired 0.2 million shares of our common stock for $20 million and 0.6 million shares of our common stock for $52 million during the six months ended June 30, 2013 and 2012, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income included net unrealized gains on our investment securities of $217 million at June 30, 2013 and $462 million at December 31, 2012. In addition, accumulated other comprehensive income included $8 million at June 30, 2013 and $76 million at December 31, 2012, for an additional liability that would exist on our closed block of long-term care policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 17 to the consolidated financial statements in our 2012 Form 10-K for further discussion of our long-term care policies.

10. INCOME TAXES

The effective income tax rate was 35.7% for the three months ended June 30, 2013, comparable to 36.8% for the three months ended June 30, 2012. For the six months ended June 30, 2013 the effective tax rate was 35.5%, compared to 36.7% for the six months ended June 30, 2012. The tax rate for the three and six months ended June 30, 2013 reflects a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law).

11. DEBT

Credit Agreement

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving agreement which was set to expire in November 2016 and replaced it with a new 5-year $1.0 billion unsecured revolving agreement expiring July 2018. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.1 billion at June 30, 2013 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.3 billion and an actual leverage ratio of 0.9:1, as measured in accordance with the credit agreement as of June 30, 2013. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At June 30, 2013, we had no borrowings outstanding under the previous credit agreement and we had outstanding letters of credit of $5.5 million secured under that credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of June 30, 2013, we had $994.5 million of remaining borrowing capacity under the previous credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

12. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 74% of our total premiums and services revenue for the six months ended June 30, 2013, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by July 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2014. However, our offerings of products under those contracts are subject to approval by CMS, which we expect in the fall of 2013.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

At June 30, 2013, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2013, primarily consisted of the TRICARE South Region contract. On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Department of Defense TRICARE Management Activity, or TMA, awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. The TMA has exercised its option to extend the TRICARE South Region contract through March 31, 2014.

The loss of any of the contracts above or significant changes in these programs as a result of legislative or regulatory action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 3% of our total premiums and services revenue for the six months ended June 30, 2013, primarily consists of contracts in Puerto Rico, Florida, and Kentucky, with the vast majority in Puerto Rico. On June 26, 2013, the Puerto Rico Health Insurance Administration notified us of its election not to renew our three-year Medicaid contracts for the East, Southeast, and Southwest regions which ended June 30, 2013. Contractual transition provisions require the continuation of insurance coverage for beneficiaries through September 30, 2013 and an additional period of time thereafter to process claims. During the second quarter of 2013, we recorded a loss of $31.0 million on these contracts primarily related to premium deficiency and employee termination costs.

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

On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. We are responding to the information requests.

Other Lawsuits and Regulatory Matters

Our current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, utilization management practices, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. A number of hospitals and other providers have also asserted that, under their network provider contracts, we are not entitled to adjust Medicare Advantage payments in connection with changes in Medicare payment systems in accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges could lead to arbitration or litigation. Under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government including, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

Personal injury claims, claims for extracontractual damages, care delivery malpractice, and claims arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future.

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

13. SEGMENT INFORMATION

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and wellness businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with CMS to administer the LI-NET program as well as our state-based Medicaid businesses, which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation.

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with CMS to administer the LI-NET program and state-based Medicaid businesses. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only, or ASO, products and our health and wellness products

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties including provider services, pharmacy, integrated behavioral health services, and home care services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care businesses.

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

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.2 billion for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, these amounts were $2.5 billion and $2.4 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $24 million and $9 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the amount of this expense was $46 and $17 million, respectively. These increases primarily were due to amortization expense associated with the December 21, 2012 acquisition of Metropolitan Health Networks, Inc.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and six months ended June 30, 2013 and 2012, respectively:

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Three months ended June 30, 2013
Revenues—external customers
Premiums:
Medicare Advantage	$5,572	$1,160	$0	$0	$0	$6,732
Medicare stand-alone PDP	785	2	0	0	0	787

Total Medicare	6,357	1,162	0	0	0	7,519

Fully-insured	285	1,273	0	0	0	1,558
Specialty	52	275	0	0	0	327
Military services	0	0	0	5	0	5
Medicaid and other	72	0	0	220	0	292

Total premiums	6,766	2,710	0	225	0	9,701

Services revenue:
Provider	0	4	313	0	0	317
ASO and other	2	82	0	114	0	198
Pharmacy	0	0	13	0	0	13

Total services revenue	2	86	326	114	0	528

Total revenues—external customers	6,768	2,796	326	339	0	10,229

Intersegment revenues
Services	0	12	2,858	0	(2,870)	0
Products	0	0	680	0	(680)	0

Total intersegment revenues	0	12	3,538	0	(3,550)	0

Investment income	18	10	0	15	49	92

Total revenues	6,786	2,818	3,864	354	(3,501)	10,321

Operating expenses:
Benefits	5,696	2,235	0	251	(91)	8,091
Operating costs	640	429	3,697	129	(3,434)	1,461
Depreciation and amortization	32	27	36	4	(19)	80

Total operating expenses	6,368	2,691	3,733	384	(3,544)	9,632

Income (loss) from operations	418	127	131	(30)	43	689
Interest expense	0	0	0	0	35	35

Income (loss) before income taxes	$418	$127	$131	$(30)	$8	$654

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Three months ended June 30, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$5,308	$1,011	$0	$0	$0	$6,319
Medicare stand-alone PDP	745	2	0	0	0	747

Total Medicare	6,053	1,013	0	0	0	7,066

Fully-insured	250	1,247	0	0	0	1,497
Specialty	42	262	0	0	0	304
Military services	0	0	0	44	0	44
Medicaid and other	45	0	0	210	0	255

Total premiums	6,390	2,522	0	254	0	9,166

Services revenue:
Provider	0	2	243	0	0	245
ASO and other	5	89	0	91	0	185
Pharmacy	0	0	4	0	0	4

Total services revenue	5	91	247	91	0	434

Total revenues—external customers	6,395	2,613	247	345	0	9,600

Intersegment revenues
Services	1	7	2,359	0	(2,367)	0
Products	0	0	591	0	(591)	0

Total intersegment revenues	1	7	2,950	0	(2,958)	0

Investment income	20	10	0	15	54	99

Total revenues	6,416	2,630	3,197	360	(2,904)	9,699

Operating expenses:
Benefits	5,378	2,063	0	301	(90)	7,652
Operating costs	638	428	3,049	111	(2,842)	1,384
Depreciation and amortization	33	22	20	4	(6)	73

Total operating expenses	6,049	2,513	3,069	416	(2,938)	9,109

Income (loss) from operations	367	117	128	(56)	34	590
Interest expense	0	0	0	0	26	26

Income (loss) before income taxes	$367	$117	$128	$(56)	$8	$564

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Six months ended June 30, 2013
Revenues—external customers
Premiums:
Medicare Advantage	$11,308	$2,350	$0	$0	$0	$13,658
Medicare stand-alone PDP	1,546	4	0	0	0	1,550

Total Medicare	12,854	2,354	0	0	0	15,208

Fully-insured	564	2,541	0	0	0	3,105
Specialty	101	550	0	0	0	651
Military services	0	0	0	16	0	16
Medicaid and other	151	0	0	438	0	589

Total premiums	13,670	5,445	0	454	0	19,569

Services revenue:
Provider	0	8	619	0	0	627
ASO and other	4	166	0	234	0	404
Pharmacy	0	0	22	0	0	22

Total services revenue	4	174	641	234	0	1,053

Total revenues—external customers	13,674	5,619	641	688	0	20,622

Intersegment revenues
Services	0	23	5,607	0	(5,630)	0
Products	0	0	1,334	0	(1,334)	0

Total intersegment revenues	0	23	6,941	0	(6,964)	0

Investment income	36	21	0	30	98	185

Total revenues	13,710	5,663	7,582	718	(6,866)	20,807

Operating expenses:
Benefits	11,625	4,412	0	438	(189)	16,286
Operating costs	1,253	869	7,254	244	(6,713)	2,907
Depreciation and amortization	64	50	72	8	(34)	160

Total operating expenses	12,942	5,331	7,326	690	(6,936)	19,353

Income from operations	768	332	256	28	70	1,454
Interest expense	0	0	0	0	70	70

Income before income taxes	$768	$332	$256	$28	$0	$1,384

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Six months ended June 30, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$10,401	$2,036	$0	$0	$0	$12,437
Medicare stand-alone PDP	1,471	4	0	0	0	1,475

Total Medicare	11,872	2,040	0	0	0	13,912

Fully-insured	494	2,489	0	0	0	2,983
Specialty	80	522	0	0	0	602
Military services	0	0	0	937	0	937
Medicaid and other	91	0	0	416	0	507

Total premiums	12,537	5,051	0	1,353	0	18,941

Services revenue:
Provider	0	4	474	0	0	478
ASO and other	11	178	0	109	0	298
Pharmacy	0	0	8	0	0	8

Total services revenue	11	182	482	109	0	784

Total revenues—external customers	12,548	5,233	482	1,462	0	19,725

Intersegment revenues
Services	1	17	4,824	0	(4,842)	0
Products	0	0	1,175	0	(1,175)	0

Total intersegment revenues	1	17	5,999	0	(6,017)	0

Investment income	39	20	0	29	105	193

Total revenues	12,588	5,270	6,481	1,491	(5,912)	19,918

Operating expenses:
Benefits	10,755	4,116	0	1,317	(186)	16,002
Operating costs	1,275	864	6,189	217	(5,778)	2,767
Depreciation and amortization	63	44	39	8	(11)	143

Total operating expenses	12,093	5,024	6,228	1,542	(5,975)	18,912

Income (loss) from operations	495	246	253	(51)	63	1,006
Interest expense	0	0	0	0	52	52

Income (loss) before income taxes	$495	$246	$253	$(51)	$11	$954

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition program, or the LI-NET program, and state-based Medicaid businesses. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products, or ASO, and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including provider services, pharmacy, integrated behavioral health services, and home care services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care businesses.

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

2013 Highlights

Consolidated

•

Our 2013 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At June 30, 2013, approximately 541,400 members, or 26.7%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model, as compared to 511,700 members at December 31, 2012 and 502,500 members at June 30, 2012.

•

In addition, our pretax results for the three and six months ended June 30, 2013 reflect improved operating performance across our major business lines, including membership growth in our individual and group Medicare Advantage products, as described below. The improved operating performance reflects our continued focus and executional discipline involved in key initiatives like our chronic care program, including increased care management professional staffing and clinical assessments.

•

Comparisons of the benefit ratios and operating cost ratios for the six months ended June 30, 2013 and June 30, 2012 are impacted by the transition to the current TRICARE South Region contract on April 1, 2012, which is accounted for similar to an administrative services fee only agreement as described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K. Our previous contract was accounted for similar to our fully-insured products. In addition, comparisons of the benefit ratios for the six months ended June 30, 2013 and June 30, 2012 are impacted by the beneficial effect of a favorable settlement of contract claims with the Department of Defense, or DoD, in the first quarter of 2013 primarily associated with previously disclosed litigation settled in the second quarter of 2012.

•

Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share primarily reflecting the impact of share repurchases.

•	During the six months ended June 30, 2013, we repurchased 2.83 million shares in open market transactions for $211 million and paid dividends to stockholders of $83 million.

•

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving agreement which was set to expire in November 2016 and replaced it with a new 5-year $1.0 billion unsecured revolving agreement expiring July 2018 as described under the section titled “Credit Agreement.”

Retail

•

On April 1, 2013, CMS issued its final Announcement of Calendar Year 2014 Medicare Advantage Benchmark Rates and Payment Policies, which we refer to as the CMS Final Announcement. Based on the benchmark rates and payment policies published in the CMS Final Announcement, we estimate that our 2014 Medicare bid benchmark payment rates will decline by 2.8% in the aggregate, including the negative impact of risk coding recalibration and county rebasing. The 2014 bid benchmark payment rate reductions for certain of our key markets are anticipated to be in the mid to upper single digits, primarily due to the risk coding recalibration in 2014. Including the health insurance industry fee associated with the Health Care Reform Law, we anticipate we will need to address government funding reductions of more than 4% in the aggregate in 2014. While we believe our senior members’ benefits may be adversely impacted, we believe we can effectively design Medicare Advantage products based upon these levels of rate reduction while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives that we have assumed when designing our plan benefit offerings and premiums for 2014. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

As discussed in the detailed Retail segment results of operations discussion that follows, we experienced a decline in the Retail segment benefit ratio for the six months ended June 30, 2013, with the segment’s benefit ratio decreasing 80 basis points to 85.0%. Our Retail segment benefit ratio for the three months ended June 30, 2013 of 84.2% was comparable to the benefit ratio for the three months ended June 30, 2012.

•

Individual Medicare Advantage membership of 2,029,700 at June 30, 2013 increased 102,100, or 5.3%, from 1,927,600 at December 31, 2012 and increased 133,900 members, or 7.1%, from 1,895,800 at June 30, 2012 reflecting net membership additions for the 2013 enrollment season and new sales to members aging-in to the Medicare program. Effective January 1, 2013, we divested approximately 12,600 members acquired with Arcadian Management Services, Inc. in accordance with our previously disclosed agreement with the United States Department of Justice.

•

Medicare stand-alone PDP membership of 3,220,600 at June 30, 2013 increased 167,900 members, or 5.5%, from 3,052,700 at December 31, 2012 and increased 250,500 members, or 8.4%, from 2,970,100 at June 30, 2012 reflecting net membership additions, primarily for our Humana-Walmart plan offering for the 2013 enrollment season.

•

During 2012, we were successful in our bids for Medicaid business in Ohio, Illinois, and Kentucky. Ohio and Illinois include individuals dually eligible for both the federal Medicare program and the state-based Medicaid program. We partnered with CareSource Management Group Company to serve the Ohio and Kentucky individuals under a March 2012 strategic alliance agreement. Medicaid membership in our Retail Segment at June 30, 2013 increased 18,500 members from December 31, 2012, and increased 24,100 members from June 30, 2012 primarily driven by the addition of our recently awarded Kentucky Medicaid contract effective January 1, 2013. We expect to begin serving members under contracts with Ohio and Illinois in the first quarter of 2014. While we expect the dual-eligible business to result in pretax income growth, the mix of lower margin dual-eligible business with the higher margin Medicare Advantage business may result in a decline in Retail Segment margins over time.

•

On July 24, 2013, we announced that we had entered into a definitive agreement to acquire American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida (serving frail and elderly individuals in home and community-based settings). American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and was selected to provide Medicaid long-term care services across the entire state of Florida. The enrollment effective dates for the various regions range from August 2013 to March 2014. The transaction is subject to state regulatory approvals and is anticipated to close by the fourth quarter of 2013.

Employer Group Segment

•

As discussed in the detailed Employer Group segment results of operations discussion that follows, the Employer Group segment benefit ratio increased 70 basis points to 82.5% for the three months ended June 30, 2013. For the six months ended June 30, 2013, we experienced a decline in the benefit ratio in the Employer Group segment, with the segment’s benefit ratio decreasing 50 basis points to 81.0%.

•

Fully-insured group Medicare Advantage membership of 416,600 at June 30, 2013 increased 45,800 members, or 12.4%, from 370,800 at December 31, 2012 and increased 56,100 members, or 15.6%, from 360,500 at June 30, 2012 primarily due to the January 2013 addition of a new large group retirement account.

Healthcare Services Segment

•

On December 21, 2012, we acquired Metropolitan Health Networks, Inc., or Metropolitan, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. We acquired all of the outstanding shares of Metropolitan and repaid all outstanding debt of Metropolitan for a transaction value of $851 million, plus transaction expenses.

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

Other Businesses

•

Comparisons of the benefit ratios for the six months ended June 30, 2013 and June 30, 2012 within Other Businesses are impacted by the transition to the current TRICARE South Region contract on April 1, 2012, including a decrease in profitability under the current contract in connection with our bid strategy, and the beneficial effect of a favorable settlement of contract claims with the Department of Defense, or DoD, in the first quarter of 2013 primarily associated with previously disclosed litigation settled in the second quarter of 2012.

•

On June 26, 2013, the Puerto Rico Health Insurance Administration notified us of its election not to renew our three-year Medicaid contracts for the East, Southeast, and Southwest regions which ended June 30, 2013. Contractual transition provisions require the continuation of insurance coverage for beneficiaries through September 30, 2013 and an additional period of time thereafter to process claims. During the second quarter of 2013, we recorded a loss of $31.0 million on these contracts primarily related to premium deficiency and employee termination costs.

Health Care Reform

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on many provisions of the Health Care Reform Law have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, or NAIC, there are certain provisions of the law that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the law on our overall business, which we expect to occur over the next several years.

Implementation dates of the Health Care Reform Law began in September 2010 and continue through 2018. The following outlines certain provisions of the Health Care Reform Law:

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

Commercial fully-insured medical plans with actual benefit ratios below certain targets (85% for large employer groups, 80% for small employer groups, and 80% for individuals, calculated in a manner prescribed by HHS) are required to rebate ratable portions of their premiums to customers annually. We began accruing for rebates in 2011, based on the manner prescribed by HHS, with rebate payments made annually each July of the following calendar year. Our benefit ratios reported herein, calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, differ from the benefit ratios calculated as prescribed by HHS under the Health Care Reform Law. The more noteworthy differences include the fact that the benefit ratio calculations prescribed by HHS are calculated separately by state and legal entity; independently for individual, small group, and large group fully-insured products; reflect actuarial adjustments where the membership levels are not large enough to create credible size; exclude some of our health insurance products; include taxes and fees as reductions of premium; and treat changes in reserves differently than GAAP.

HHS has also established, as required under the Health Care Reform Law, a federal premium rate review process, which generally applies to proposed rate increases equal to or exceeding 10%, and regulations require commercial plans to provide to the states and HHS supporting information with respect to any rate increases that are subject to the federal review process.

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

In addition, certain provisions in the Health Care Reform Law tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) were eligible for a quality bonus in their basic premium rates. By law, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS, through its demonstration authority, expanded the quality bonus to three Star plans for a three year period through 2014. Star Ratings issued by CMS in October 2012 indicated that 99% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2014, up from 98% in 2013. Further, the percentage of our Medicare Advantage members in plans with an overall Star Rating of four or more stars, including one five star plan, increased to 40%. Plans that earn an overall Star Rating of five are immediately eligible to enroll members year round. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for bonus money. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

•

Effective in 2014: Beginning in 2014, the Health Care Reform Law requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain benefits; the establishment of federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014. The NAIC is continuing discussions regarding the accounting for the health insurance industry fee and may require surplus reductions in the year preceding payment, beginning in 2014. Accordingly, in 2014 we may be required to reduce surplus for both the 2014 and 2015 assessments. The NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which requires annual accrual of the health insurance industry fee in the year in which it is payable.

The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition from the establishment of two multi-state plans (one not-for-profit; one for-profit) administered through the Office of Personnel Management, and expands eligibility for Medicaid programs. In addition, the law will increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described herein.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on certain provisions of the Health Care Reform Law. Congress may also withhold the funding necessary to implement the Health Care Reform Law, or may attempt to replace the law with amended provisions. The implementation of certain provisions of Health Care Reform Law has been delayed. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Care Reform Law will change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the Health Care Reform Law and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If the new non-deductible health insurance industry fee and other assessments, including a three-year commercial reinsurance fee, were imposed as enacted, and if we are unable to adjust our business model to address these new taxes and assessments, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers and are described in Note 13 to the condensed consolidated financial statements.

Comparison of Results of Operations for 2013 and 2012

The following discussion primarily deals with our results of operations for the three months ended June 30, 2013, or the 2013 quarter, the three months ended June 30, 2012, or the 2012 quarter, the six months ended June 30, 2013, or the 2013 period, and the six month ended June 30, 2012 or the 2012 period.

Consolidated

	For the three months ended June 30,		Change
	2013	2012	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$6,766	$6,390	$376	5.9%
Employer Group	2,710	2,522	188	7.5%
Other Businesses	225	254	(29)	(11.4)%

Total premiums	9,701	9,166	535	5.8%

Services:
Retail	2	5	(3)	(60.0)%
Employer Group	86	91	(5)	(5.5)%
Healthcare Services	326	247	79	32.0%
Other Businesses	114	91	23	25.3%

Total services	528	434	94	21.7%

Investment income	92	99	(7)	(7.1)%

Total revenues	10,321	9,699	622	6.4%

Operating expenses:
Benefits	8,091	7,652	439	5.7%
Operating costs	1,461	1,384	77	5.6%
Depreciation and amortization	80	73	7	9.6%

Total operating expenses	9,632	9,109	523	5.7%

Income from operations	689	590	99	16.8%
Interest expense	35	26	9	34.6%

Income before income taxes	654	564	90	16.0%
Provision for income taxes	234	208	26	12.5%

Net income	$420	$356	$64	18.0%

Diluted earnings per common share	$2.63	$2.16	$0.47	21.8%

Benefit ratio(a)	83.4%	83.5%		(0.1)%
Operating cost ratio(b)	14.3%	14.4%		(0.1)%
Effective tax rate	35.7%	36.8%		(1.1)%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

	For the six months ended June 30,		Change
	2013	2012	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$13,670	$12,537	$1,133	9.0%
Employer Group	5,445	5,051	394	7.8%
Other Businesses	454	1,353	(899)	(66.4)%

Total premiums	19,569	18,941	628	3.3%

Services:
Retail	4	11	(7)	(63.6)%
Employer Group	174	182	(8)	(4.4)%
Healthcare Services	641	482	159	33.0%
Other Businesses	234	109	125	114.7%

Total services	1,053	784	269	34.3%

Investment income	185	193	(8)	(4.1)%

Total revenues	20,807	19,918	889	4.5%

Operating expenses:
Benefits	16,286	16,002	284	1.8%
Operating costs	2,907	2,767	140	5.1%
Depreciation and amortization	160	143	17	11.9%

Total operating expenses	19,353	18,912	441	2.3%

Income from operations	1,454	1,006	448	44.5%
Interest expense	70	52	18	34.6%

Income before income taxes	1,384	954	430	45.1%
Provision for income taxes	491	350	141	40.3%

Net income	$893	$604	$289	47.8%

Diluted earnings per common share	$5.58	$3.65	$1.93	52.9%

Benefit ratio(a)	83.2%	84.5%		(1.3)%
Operating cost ratio(b)	14.1%	14.0%		0.1%
Effective tax rate	35.5%	36.7%		(1.2)%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $420 million, or $2.63 per diluted common share, in the 2013 quarter compared to $356 million, or $2.16 per diluted common share, in the 2012 quarter. Net income was $893 million, or $5.58 per diluted common share, in the 2013 period compared to $604 million, or $3.65 per diluted common share, in the 2012 period. The increases in net income primarily were driven by improved operating performance across most of our major business lines, including Medicare Advantage membership growth in our Retail and Employer group segments, as well as a benefit in the 2013 period from the delay in the impact of sequestration for our Medicare products. Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2013 quarter and period primarily reflecting the impact of share repurchases. Our diluted earnings per common share for the 2013 quarter and period included expense of $0.12 per share primarily related to costs associated with the loss of our Medicaid contracts in Puerto Rico. In addition, comparisons of net income and diluted earnings per common share for the 2013 and 2012 periods are impacted by the beneficial effect of a favorable settlement of contract claims with the DoD in the first quarter of 2013 primarily associated with previously disclosed litigation settled in the second quarter of 2012.

Premiums

Consolidated premiums increased $535 million, or 5.8%, from the 2012 quarter to $9.7 billion for the 2013 quarter, and increased $628 million, or 3.3%, from the 2012 period to $19.6 billion for the 2013 period. These increases primarily were due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership, partially offset by the impact of sequestration which became effective April 1, 2013 and lower premiums for our Other Businesses due to the transition to the current TRICARE South Region contract. As discussed in Note 2 to the consolidated financial statements included in our 2012 Form 10-K, on April 1, 2012, we began delivering services under the current TRICARE South Region contract that the TMA awarded to us on February 25, 2011. We account for revenues under the current contract net of estimated healthcare costs similar to an administrative services fee only agreement, and as such there are no premiums recognized under the current contract. Our previous contract was accounted for similar to our fully-insured products and as such we recognized premiums under the previous contract. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services revenue

Consolidated services revenue increased $94 million, or 21.7%, from the 2012 quarter to $528 million for the 2013 quarter and increased $269 million, or 34.3%, from the 2012 period to $1.1 billion for the 2013 period. These increases primarily were due to an increase in services revenue in our Healthcare Services segment and an increase in services revenue for our Other Businesses due to the transition to the current TRICARE South Region contract on April 1, 2012. The increases in services revenue in our Healthcare Services segment primarily resulted from the acquisition of Metropolitan Health Networks, Inc., or Metropolitan, on December 21, 2012 and SeniorBridge Family Companies, Inc., or SeniorBridge, on July 6, 2012, and growth in our Concentra operations.

Investment income

Investment income totaled $92 million for the 2013 quarter compared to $99 million for the 2012 quarter and was $185 million for the 2013 period compared to $193 million for the 2012 period as higher average invested balances were more than offset by lower interest rates and lower realized capital gains year-over-year.

Benefits expense

Consolidated benefits expense was $8.1 billion for the 2013 quarter, an increase of $439 million, or 5.7%, from the 2012 quarter. For the 2013 period, consolidated benefits expense was $16.3 billion, an increase of $284 million, or 1.8%, from the 2012 period. These increases primarily were due to a year-over-year increase in Retail segment benefits expense, primarily driven by an increase in the average number of Medicare members, partially offset by a decrease in benefits expense for Other Businesses in the 2013 period primarily due to the transition to the current administrative services only TRICARE South Region contract on April 1, 2012. We do not record benefits expense under the current TRICARE South Region contract. Our previous contract was accounted for similar to our fully-insured products and as such we recorded benefits expense under the previous contract. Retail segment benefits expense increased $318 million, or 5.9%, from the 2012 quarter to the 2013 quarter, and increased $870 million, or 8.1%, from the 2012 period to the 2013 period primarily due to membership growth. As more fully described under “Benefits Expense Recognition” in Item 7 of our 2012 Form 10-K, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $100 million in the 2013 quarter and $40 million in the 2012 quarter. During the 2013 period, we experienced favorable medical claims reserve development related to prior fiscal years of $366 million compared to $181 million in the 2012 period. These increases in favorable medical claims reserve development primarily resulted from claims trend for prior year ultimately developing more favorably than originally expected across most of our major business lines.

The consolidated benefit ratio for the 2013 quarter was 83.4%, a 10 basis point decrease from the 2012 quarter. The consolidated benefit ratio for the 2013 period was 83.2%, a 130 basis point decrease from the 2012 period primarily due to decreases in both the Retail and Employer Group segments benefit ratios in the 2013 period as described further in our segment results discussion that follows, as well as the beneficial effect in the 2013 period of a favorable settlement of contract claims with the DoD primarily associated with previously disclosed litigation settled in the second quarter of 2012. The increase in favorable prior-year medical claims reserve development of $60 million from the 2012 quarter to the 2013 quarter and $185 million from the 2012 period to the 2013 period positively impacted year-over-year comparisons of the benefit ratio.

Operating costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $77 million, or 5.6%, during the 2013 quarter compared to the 2012 quarter and increased $140 million, or 5.1%, in the 2013 period compared to the 2012 period. These increases primarily were due to an increase in operating costs in our Healthcare Services segment as a result the acquisition of Metropolitan on December 21, 2012 and SeniorBridge on July 6, 2012.

The consolidated operating cost ratio for the 2013 quarter was 14.3%, decreasing 10 basis points from the 2012 quarter primarily due to improved operating leverage in our Retail and Employer Group segments that more than offset the impact of costs associated with the loss of our Medicaid contracts in Puerto Rico. The consolidated operating cost ratio for the 2013 period was 14.1%, increasing 10 basis points from the 2012 period as the negative impact of the current TRICARE South Region contract being accounted for as an administrative services fee only arrangement beginning April 1, 2012 and costs associated with the loss of our Medicaid contracts in Puerto Rico were partially offset by improved operating leverage in our Retail and Employer Group segments.

Depreciation and amortization

Depreciation and amortization for the 2013 quarter totaled $80 million, an increase of $7 million, or 9.6%, from the 2012 quarter. For the 2013 period, depreciation and amortization of $160 million increased $17 million, or 11.9%, from the 2012 period. These increases are primarily due to capital expenditures and depreciation and amortization associated with 2012 acquisitions.

Interest expense

Interest expense was $35 million for the 2013 quarter compared to $26 million for the 2012 quarter, an increase of $9 million, or 34.6%. Interest expense was $70 million for the 2013 period compared to $52 million for the 2012 period, an increase of $18 million, or 34.6%. In December 2012, we issued $600 million of 3.15% senior notes due December 1, 2022 and $400 million of 4.625% senior notes due December 1, 2042.

Income Taxes

Our effective tax rate during the 2013 quarter was 35.7% compared to the effective tax rate of 36.8% in the 2012 quarter. For the 2013 period, our effective tax rate was 35.5%, comparable to the effective tax rate of 36.7% in the 2012 period. This change is primarily due to a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

Retail Segment

	June 30,		Change
	2013	2012	Members	Percentage
Membership:

Medical membership:
Individual Medicare Advantage	2,029,700	1,895,800	133,900	7.1%
Medicare stand-alone PDP	3,220,600	2,970,100	250,500	8.4%

Total Retail Medicare	5,250,300	4,865,900	384,400	7.9%
Individual commercial	568,300	514,300	54,000	10.5%
State-based Medicaid	70,600	46,500	24,100	51.8%

Total Retail medical members	5,889,200	5,426,700	462,500	8.5%

Individual specialty membership (a)	1,011,700	906,200	105,500	11.6%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$5,572	$5,308	$264	5.0%
Medicare stand-alone PDP	785	745	40	5.4%

Total Retail Medicare	6,357	6,053	304	5.0%
Individual commercial	285	250	35	14.0%
State-based Medicaid	72	45	27	60.0%
Individual specialty	52	42	10	23.8%

Total premiums	6,766	6,390	376	5.9%

Services	2	5	(3)	(60.0)%

Total premiums and services revenue	$6,768	$6,395	$373	5.8%

Income before income taxes	$418	$367	$51	13.9%
Benefit ratio	84.2%	84.2%		0.0%
Operating cost ratio	9.5%	10.0%		(0.5)%

	For the six months ended June 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$11,308	$10,401	$907	8.7%
Medicare stand-alone PDP	1,546	1,471	75	5.1%

Total Retail Medicare	12,854	11,872	982	8.3%
Individual commercial	564	494	70	14.2%
State-based Medicaid	151	91	60	65.9%
Individual specialty	101	80	21	26.3%

Total premiums	13,670	12,537	1,133	9.0%

Services	4	11	(7)	(63.6)%

Total premiums and services revenue	$13,674	$12,548	$1,126	9.0%

Income before income taxes	$768	$495	$273	55.2%
Benefit ratio	85.0%	85.8%		(0.8)%
Operating cost ratio	9.2%	10.2%		(1.0)%

Pretax Results

•

Retail segment pretax income was $418 million in the 2013 quarter, an increase of $51 million, or 13.9%, compared to the 2012 quarter. Retail segment pretax income was $768 million in the 2013 period, an increase of $273 million, or 55.2%, compared to the 2012 period. These increases reflect improved operating performance over the prior year and were primarily driven by membership growth as well as a decrease in the operating cost ratio as favorable outcomes from clinical initiatives were generally offset by related investment spending, as described below. In addition, the increase in the 2013 period reflects a decline in the benefit ratio also described below.

Enrollment

•

Individual Medicare Advantage membership increased 133,900 members, or 7.1%, from June 30, 2012 to June 30, 2013 reflecting net membership additions for the 2013 enrollment season and new sales to members aging-in to the Medicare program. Effective January 1, 2013, we divested approximately 12,600 members acquired with Arcadian Management Services, Inc. in accordance with our previously disclosed agreement with the United States Department of Justice.

•

Medicare stand-alone PDP membership increased 250,500 members, or 8.4%, from June 30, 2012 to June 30, 2013 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2013 enrollment season.

•	Individual commercial medical membership increased 54,000 members, or 10.5%, from June 30, 2012 to June 30, 2013 primarily driven by favorable member retention and new sales.

•

State-based Medicaid membership increased 24,100 members, or 51.8%, from June 30, 2012 to June 30, 2013, primarily driven by the addition of our recently awarded Kentucky Medicaid contract effective January 1, 2013 as discussed previously.

•	Individual specialty membership increased 105,500 members, or 11.6%, from June 30, 2012 to June 30, 2013 primarily driven by increased membership in dental and vision offerings.

Premiums

•

Retail segment premiums increased $376 million, or 5.9%, from the 2012 quarter to the 2013 quarter and increased $1.1 billion, or 9.0%, from the 2012 period to the 2013 period primarily due to a 7.0% and 8.2% increase in average individual Medicare Advantage membership in the 2013 quarter and period, respectively. Individual Medicare Advantage per member premiums decreased approximately 1.9% in the 2013 quarter compared to the 2012 quarter, and increased approximately 0.5% in the 2013 period compared to the 2012 period, primarily reflecting the impact of sequestration which became effective on April 1, 2013.

Benefits expense

•

The Retail segment benefit ratio of 84.2% in the 2013 quarter was comparable to that of the 2012 quarter as year-over-year timing differences primarily associated with clinical investment spending and weekday seasonality (the number of business days in the period) generally offset the impact of favorable outcomes associated with clinical programs and higher prior-year medical claims reserve development. The Retail segment benefit ratio decreased 80 basis points from 85.8% in the 2012 period to 85.0% in the 2013 period primarily due to a decline in the benefit ratios associated with our individual Medicare Advantage and Medicare stand-alone PDP products primarily driven by higher favorable prior-year medical claims reserve development in the 2013 period than in the 2012 period. The Retail segment’s benefits expense for the 2013 quarter included the beneficial effect of $72 million in favorable prior-year medical claims reserve development versus $24 million in the 2012 quarter. For the 2013 period, the Retail segment’s benefits expense included the beneficial effect of $265 million in favorable prior-year medical claims reserve development versus $140 million in the 2012 period. These increases in favorable prior-year medical claims reserve development primarily were driven by claims trend for prior year ultimately developing more favorably than originally expected. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 110 basis points in the 2013 quarter versus approximately 40 basis points in the 2012 quarter, and by approximately 190 basis points in the 2013 period versus approximately 110 basis points in the 2012 period.

Operating costs

•

The Retail segment operating cost ratio of 9.5% for the 2013 quarter decreased 50 basis points from the 2012 quarter. The Retail segment operating cost ratio of 9.2% for the 2013 period decreased 100 basis points from 2012 period. These decreases reflect scale efficiencies associated with servicing higher year-over-year membership together with our continued focus on operating cost efficiencies.

Employer Group Segment

	June 30,		Change
	2013	2012	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,196,100	1,196,900	(800)	(0.1)%
ASO	1,199,600	1,228,800	(29,200)	(2.4)%

Group Medicare Advantage	416,600	360,500	56,100	15.6%
Medicare Advantage ASO	0	27,900	(27,900)	(100.0)%

Total group Medicare Advantage	416,600	388,400	28,200	7.3%

Group Medicare stand-alone PDP	3,700	4,400	(700)	(15.9)%

Total group Medicare	420,300	392,800	27,500	7.0%

Total group medical members	2,816,000	2,818,500	(2,500)	(0.1)%

Group specialty membership (a)	7,256,800	6,957,800	299,000	4.3%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,273	$1,247	$26	2.1%

Group Medicare Advantage	1,160	1,011	149	14.7%
Group Medicare stand-alone PDP	2	2	0	0%

Total group Medicare	1,162	1,013	149	14.7%
Group specialty	275	262	13	5.0%

Total premiums	2,710	2,522	188	7.5%

Services	86	91	(5)	(5.5)%

Total premiums and services revenue	$2,796	$2,613	$183	7.0%

Income before income taxes	$127	$117	$10	8.5%
Benefit ratio	82.5%	81.8%		0.7%
Operating cost ratio	15.3%	16.3%		(1.0)%

	For the six months ended June 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,541	$2,489	$52	2.1%

Group Medicare Advantage	2,350	2,036	314	15.4%
Group Medicare stand-alone PDP	4	4	0	0%

Total group Medicare	2,354	2,040	314	15.4%
Group specialty	550	522	28	5.4%

Total premiums	5,445	5,051	394	7.8%

Services	174	182	(8)	(4.4)%

Total premiums and services revenue	$5,619	$5,233	$386	7.4%

Income before income taxes	$332	$246	$86	35.0%
Benefit ratio	81.0%	81.5%		(0.5)%
Operating cost ratio	15.4%	16.5%		(1.1)%

Pretax Results

•

Employer Group segment pretax income increased $10 million, or 8.5%, to $127 million in the 2013 quarter, and increased $86 million, or 35.0%, to $332 million in the 2013 period reflecting improved operating performance over the prior year. This improvement primarily was due to group Medicare Advantage membership growth and a lower operating cost ratio, as described below. In addition, the 2013 period reflects a lower benefit ratio, also described below.

Enrollment

•

Fully-insured commercial group medical membership of 1,196,100 remained relatively unchanged from June 30, 2012 to June 30, 2013 as an increase in small group business membership was generally offset by lower membership in large group accounts.

•

Fully-insured group Medicare Advantage membership increased 56,100 members, or 15.6%, from June 30, 2012 to June 30, 2013 primarily due to the January 2013 addition of a new large group retirement account.

•	Effective January 1, 2013 we lost our sole group Medicare Advantage ASO account which had 27,900 members at June 30, 2012.

•

Group ASO commercial medical membership decreased 29,200 members, or 2.4%, from June 30, 2012 to June 30, 2013 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership increased 299,000 members, or 4.3%, from June 30, 2012 to June 30, 2013 primarily due to increased cross-selling of our specialty products to our medical membership and growth in stand-alone specialty product sales.

Premiums

•

Employer Group segment premiums increased $188 million, or 7.5%, from the 2012 quarter to the 2013 quarter, and increased $394 million, or 7.8%, from the 2012 period to the 2013 period primarily due to higher average group Medicare Advantage medical membership.

Benefits expense

•

The Employer Group segment benefit ratio increased 70 basis points from 81.8% in the 2012 quarter to 82.5% in the 2013 quarter primarily due to growth in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products, partially offset by higher favorable prior-year medical claims reserve development. In addition, unfavorable timing differences for weekday seasonality for the 2013 quarter versus the 2012 quarter negatively impacted the benefit ratio comparison year-over-year. The Employer Group segment benefit ratio decreased 50 basis points from 81.5% in the 2012 period to 81.0% in the 2013 period primarily due to higher favorable prior-year medical claims reserve development in the 2013 period than in the 2012 period, partially offset by growth in our group Medicare Advantage products as described above. The Employer Group segment’s benefits expense for the 2013 quarter included the beneficial effect of $27 million in favorable prior-year medical claims reserve development versus $12 million in the 2012 quarter. For the 2013 period, the Employer Group segment’s benefits expense included the beneficial effect of $103 million in favorable prior-year medical claims reserve development versus $27 million in the 2012 period. These increases in favorable prior-year medical claims reserve development primarily were driven by claims trend for prior year ultimately developing more favorably than originally expected. This favorable prior-year medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 100 basis points in the 2013 quarter versus approximately 50 basis points in the 2012 quarter, and by approximately 190 basis points in the 2013 period versus approximately 50 basis points in the 2012 period.

Operating costs

•

The Employer Group segment operating cost ratio of 15.3% for the 2013 quarter decreased 100 basis points from the 2012 quarter. For the 2013 period, the Employer Group segment operating cost ratio of 15.4% decreased 110 basis points from the 2012 period. These decreases primarily reflect continued savings as a result of our operating cost reduction initiatives and growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Revenues:
Services:
Provider services	$290	$243	$47	19.3%
Home care services	23	0	23	100.0%
Pharmacy solutions	13	4	9	225.0%

Total services revenues	326	247	79	32.0%

Intersegment revenues:
Pharmacy solutions	3,212	2,829	383	13.5%
Provider services	223	49	174	355.1%
Home care services	72	42	30	71.4%
Integrated behavioral health services	31	30	1	3.3%

Total intersegment revenues	3,538	2,950	588	19.9%

Total services and intersegment revenues	$3,864	$3,197	$667	20.9%

Income before income taxes	$131	$128	$3	2.3%
Operating cost ratio	95.7%	95.4%		0.3%

	For the six months ended June 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Revenues:
Services:
Provider services	$572	$474	$98	20.7%
Home care services	46	0	46	100.0%
Pharmacy solutions	22	8	14	175.0%
Integrated behavioral health services	1	0	1	100.0%

Total services revenues	641	482	159	33.0%

Intersegment revenues:
Pharmacy solutions	6,297	5,758	539	9.4%
Provider services	450	99	351	354.5%
Home care services	132	78	54	69.2%
Integrated behavioral health services	62	64	(2)	(3.1)%

Total intersegment revenues	6,941	5,999	942	15.7%

Total services and intersegment revenues	$7,582	$6,481	$1,101	17.0%

Income before income taxes	$256	$253	$3	1.2%
Operating cost ratio	95.7%	95.5%		0.2%

Pretax results

•

Healthcare Services segment pretax income of $131 million for the 2013 quarter increased $3 million from the 2012 quarter. For the 2013 period, Healthcare Services segment pretax income of $256 million increased $3 million from the 2012 period. Revenue growth and the pretax income contribution from the acquisition of Metropolitan and our home care services business were generally offset by previously-planned investment spending associated with the integration and build-out of provider practices and chronic care centers.

Script Volume

•

Script volumes for the Retail and Employer Group segment membership increased to approximately 68 million in the 2013 quarter, up 15% versus scripts of approximately 59 million in the 2012 quarter. For the 2013 period, script volumes for the Retail and Employer Group segment membership increased to approximately 134 million, up 15% versus scripts of approximately 117 million in the 2012 period. The year-over-year increase primarily reflects growth associated with higher average medical membership for the 2013 quarter and period than in the 2012 quarter and period.

Services revenue

•

Services revenue increased $79 million, or 32.0%, from the 2012 quarter to $326 million for the 2013 quarter and increased $159 million, or 33.0% from the 2012 period to $641 million for the 2013 period. These increases are primarily due to the acquisitions of Metropolitan and SeniorBridge as well as growth in our provider services operations.

Intersegment revenues

•

Intersegment revenues increased $588 million, or 19.9%, from the 2012 quarter to $3.5 billion for the 2013 quarter and increased $942 million, or 15.7%, from the 2012 period to $6.9 billion for the 2013 period. These increases are primarily due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP, and the acquisition of Metropolitan in the fourth quarter of 2012.

Operating costs

•

The Healthcare Services segment operating cost ratio of 95.7% for the 2013 quarter was relatively unchanged from 95.4% for the 2012 quarter. The segment’s operating cost ratio of 95.7% for the 2013 period was relatively unchanged from 95.5% for the 2012 period.

Other Businesses

Pretax loss for our Other Businesses of $30 million for the 2013 quarter declined $26 million from a pretax loss of $56 million for the 2012 quarter. The pretax loss in the 2013 quarter primarily was due to costs associated with the loss of our Medicaid contracts in Puerto Rico described previously. The pretax loss in the 2012 quarter primarily was due to costs incurred in connection with a litigation settlement associated with our military services business. Pretax income for our Other Businesses of $28 million for the 2013 period increased $79 million compared to a loss of $51 million for the 2012 period. The 2013 period includes the beneficial effect of a favorable settlement of contract claims with the DoD primarily associated with the litigation settled in the 2012 period as described above.

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

Cash and cash equivalents increased to $1.5 billion at June, 2013 from $1.3 billion at December 31, 2012. The change in cash and cash equivalents for the six months ended June 30, 2013 and 2012 is summarized as follows:

	2013	2012
	(in millions)
Net cash provided by operating activities	$585	$3,052
Net cash used in investing activities	(148)	(339)
Net cash provided by financing activities	(224)	(221)

Increase in cash and cash equivalents	$213	$2,492

Cash Flow from Operating Activities

Our operating cash flows for the 2012 period were significantly impacted by the early receipt of the Medicare premium remittance for July 2012 of $2.1 billion in June 2012 because the payment date of July 1, 2012 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. Therefore, the 2012 period included seven monthly Medicare payments compared to only six monthly Medicare payments during the 2013 period. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at June 30, 2012.

Excluding the impact from the timing of the Medicare premium receipt, the decrease in operating cash flows from the 2012 period to the 2013 period primarily results from the timing of working capital items, partially offset by higher earnings.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	2013 Period Change	2012 Period Change
	(in millions)
IBNR (1)	$2,767	$2,552	$215	$385
Reported claims in process (2)	483	315	168	146
Other benefits payable (3)	907	912	(5)	(291)

Total benefits payable	$4,157	$3,779	378	240

Reconciliation to cash flow statement:
Payables from acquisition			0	(70)

Change in benefits payable per cash flow statement resulting in cash from operations			$378	$170

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2012 to June 30, 2013 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2011 to June 30, 2012 primarily was due to the same factors resulting in the increase in benefits payable from December 31, 2012 to June 30, 2013 described above, as well as a $262 million decrease in the Military services benefits payable due to the run-out of claims under the previous TRICARE South Region contract that expired on March 31, 2012. Under the current contract effective April 1, 2012, the federal government retains the risk of the cost of health benefits and related benefit obligation.

The detail of total net receivables was as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	2013 Period Change	2012 Period Change
	(in millions)
Medicare	$1,208	$422	$786	$140
Healthcare services and other	388	346	42	28
Military services	106	59	47	(300)
Allowance for doubtful accounts	(109)	(94)	(15)	(4)

Total net receivables	$1,593	$733	860	(136)

Reconciliation to cash flow statement:
Receivables from acquisition			0	(41)

Change in receivables per cash flow statement resulting in cash from operations			$860	$(177)

Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model. The increase in Medicare receivables at June 30, 2013 reflects an increase in Medicare risk-adjustment revenue receivable. In the 2012 period, we received the mid-year Medicare risk-adjustment payment early in June 2012 due to the early receipt of the July 2012 CMS payment as discussed previously, reducing our receivable balance. This early receipt impacts the comparison of the 2013 period change in Medicare receivables of $786 million to the 2012 period change of $140 million in the table above. In connection with our July 2013 payment from CMS, we collected $494 million associated with the mid-year Medicare risk-adjustment payment.

Military services receivables at June 30, 2013 and December 31, 2012 consist of administrative services only fees owed from the federal government for administrative services provided under our current TRICARE South Region contract and final settlement balances due under our previous TRICARE South Region contract that expired on March 31, 2012. The $300 million decrease in Military services receivables from December 31, 2011 to June 30, 2012 primarily resulted from the transition to our current TRICARE South Region contract. As disclosed previously, we account for our current TRICARE South Region contract similar to an administrative services fee only agreement. As such, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements for the current TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows.

In addition to the timing of receipts for premiums and services revenues and payments of benefits expense, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS and changes in the timing of the collection of pharmacy rebates.

Cash Flow from Investing Activities

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $187 million in the 2013 period and $185 million in the 2012 period. Excluding acquisitions, we expect total capital expenditures in 2013 in a range of approximately $425 million to $450 million.

Cash consideration paid for acquisitions, net of cash acquired, of $76 million in the 2012 period primarily relates to the acquisition of Arcadian.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $144 million higher than claims payments during the 2013 period and $208 million higher than claims payments during the 2012 period. Under our current administrative services only TRICARE South Region contract that began April 1, 2012, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $12 million during the 2013 period and $56 million during the 2012 period.

We repurchased 2.83 million shares of our common stock for $211 million in the 2013 period and 2.73 million shares of our common stock for $226 million in the 2012 period under share repurchase plans authorized by the Board of Directors. We also acquired shares of our common stock in connection with employee stock plans for an aggregate cost of $20 million in the 2013 period and $52 million in the 2012 period.

During the 2013 period, we paid dividends to stockholders of $83 million compared to $82 million in the 2012 period as discussed further below.

In March 2012, we repaid, without penalty, junior subordinated long-term debt of $36 million.

Future Sources and Uses of Liquidity

Dividends

Our Board of Directors has approved a quarterly cash dividend policy. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of dividend payments in 2012 and 2013:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41

2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42

Stock Repurchases

In April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $557 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the 2012 period, we repurchased 2.73 million shares in open market transactions for $226 million at an average price of $82.78 under previously approved share repurchase authorizations. During the 2013 period, we repurchased 1.22 million shares in open market transactions for $82 million at an average price of $67.59 under a previously approved share repurchase authorization and we repurchased 1.61 million shares in open market transactions for $129 million at an average price of $80.06 under the current authorization. As of July 31, 2013, the remaining authorized amount under the current authorization totaled $871 million.

In connection with employee stock plans, we acquired 0.2 million shares of our common stock for $20 million and 0.6 million shares of our common stock for $52 million during the six months ended June 30, 2013 and 2012, respectively.

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

Credit Agreement

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving agreement which was set to expire in November 2016 and replaced it with a new 5-year $1.0 billion unsecured revolving agreement expiring July 2018. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.1 billion at June 30, 2013 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.3 billion and an actual leverage ratio of 0.9:1, as measured in accordance with the credit agreement as of June 30, 2013. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At June 30, 2013, we had no borrowings outstanding under the previous credit agreement and we had outstanding letters of credit of $5.5 million secured under that credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of June 30, 2013, we had $994.5 million of remaining borrowing capacity under the previous credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million. Our investment-grade credit rating at June 30, 2013 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. On July 17, 2013, S&P raised our investment-grade credit rating to BBB+.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $883 million at June 30, 2013 compared to $346 million at December 31, 2012. As described above in the section titled “Health Care Reform,” the NAIC is continuing discussions regarding the accounting for the health insurance industry fee required by the Health Care Reform Law and may require surplus reductions in the year preceding payment, beginning in 2014. Accordingly, in 2014 we may be required to reduce surplus for both the 2014 and 2015 assessments. The NAIC guidance is contradictory to final GAAP guidance issued by the FASB in July 2011, which requires annual accrual of the health insurance industry fee in the year in which it is payable.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2013, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.6 billion, which exceeded aggregate minimum regulatory requirements of $3.2 billion. The amount of dividends that were paid to our parent company in the 2013 period was approximately $967 million, a decrease of approximately $230 million compared to dividends that were paid for the full year 2012 of approximately $1.2 billion. The year-over-year decline primarily is a result of higher surplus requirements associated with premium growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at June 30, 2013. Our net unrealized position declined $386 million from a net unrealized gain position of $728 million at December 31, 2012 to a net unrealized gain position of $342 million at June 30, 2013. At June 30, 2013, we had gross unrealized losses of $88 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the three months ended June 30, 2013. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.1 years as of June 30, 2013 and 4.0 years as of December 31, 2012. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $443 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2013.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us, see “Legal Proceedings and Certain Regulatory Matters” in Note 12 to the condensed consolidated financial statements beginning on page 20 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our 2012 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended June 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2013	17,223	$67.14	17,223	$556,956,917
May 2013	484,614	79.66	484,614	961,409,221
June 2013	1,121,522	80.23	1,121,522	871,459,332

Total	1,623,359	$79.92	1,623,359	$871,459,332

(1)	As announced on May 1, 2013, in April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of July 31, 2013, the remaining authorized amount under the current authorization totaled $871 million.
(2)	Excludes 0.1 million shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	July 31, 2013	By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date:	July 31, 2013	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)