Form 10-Q
period 2013-09-30
HUMANA INC
filed 2013-11-06
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock $0.16 2/3 par value	Outstanding at September 30, 2013 155,913,299 shares

Humana Inc.

FORM 10-Q

September 30, 2013

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,255	$1,306
Investment securities	8,262	8,001
Receivables, less allowance for doubtful accounts of $109 in 2013 and $94 in 2012	824	733
Other current assets	2,232	1,670

Total current assets	12,573	11,710

Property and equipment, net	1,180	1,098
Long-term investment securities	1,737	1,846
Goodwill	3,716	3,640
Other long-term assets	1,697	1,685

Total assets	$20,903	$19,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,070	$3,779
Trade accounts payable and accrued expenses	2,010	2,042
Book overdraft	273	324
Unearned revenues	198	230

Total current liabilities	6,551	6,375
Long-term debt	2,603	2,611
Future policy benefits payable	1,827	1,858
Other long-term liabilities	316	288

Total liabilities	11,297	11,132

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 196,119,727 shares issued at September 30, 2013 and 194,470,820 shares issued at December 31, 2012	32	32
Capital in excess of par value	2,242	2,101
Retained earnings	9,014	7,881
Accumulated other comprehensive income	196	386
Treasury stock, at cost, 40,206,428 shares at September 30, 2013 and 36,138,955 shares at December 31, 2012	(1,878)	(1,553)

Total stockholders’ equity	9,606	8,847

Total liabilities and stockholders’ equity	$20,903	$19,979

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions, except per share results)
Revenues:
Premiums	$9,698	$9,088	$29,267	$28,029
Services	528	467	1,581	1,251
Investment income	93	96	278	289

Total revenues	10,319	9,651	31,126	29,569

Operating expenses:
Benefits	8,075	7,467	24,361	23,469
Operating costs	1,540	1,408	4,447	4,175
Depreciation and amortization	83	75	243	218

Total operating expenses	9,698	8,950	29,051	27,862

Income from operations	621	701	2,075	1,707
Interest expense	35	26	105	78

Income before income taxes	586	675	1,970	1,629
Provision for income taxes	218	249	709	599

Net income	$368	$426	$1,261	$1,030

Basic earnings per common share	$2.34	$2.65	$7.98	$6.34

Diluted earnings per common share	$2.31	$2.62	$7.90	$6.27

Dividends declared per common share	$0.27	$0.26	$0.80	$0.77

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$368	$426	$1,261	$1,030
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(16)	116	(286)	168
Effect of income taxes	6	(42)	105	(61)

Total change in unrealized investment gains/losses, net of tax	(10)	74	(181)	107

Reclassification adjustment for net realized gains included in investment income	(4)	(6)	(14)	(20)
Effect of income taxes	1	2	5	7

Total reclassification adjustment, net of tax	(3)	(4)	(9)	(13)

Other comprehensive (loss) income, net of tax	(13)	70	(190)	94

Comprehensive income	$355	$496	$1,071	$1,124

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$1,261	$1,030
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(14)	(20)
Stock-based compensation	73	68
Depreciation and amortization	312	238
Provision (benefit) for deferred income taxes	31	(6)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(89)	436
Other assets	(165)	(236)
Benefits payable	287	131
Other liabilities	24	121
Unearned revenues	(32)	(95)
Other, net	44	51

Net cash provided by operating activities	1,732	1,718

Cash flows from investing activities
Acquisitions, net of cash acquired	(161)	(288)
Proceeds from sale of business	33	0
Purchases of property and equipment	(310)	(304)
Purchases of investment securities	(2,665)	(2,166)
Maturities of investment securities	853	1,111
Proceeds from sales of investment securities	1,107	894

Net cash used in investing activities	(1,143)	(753)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(201)	(347)
Repayment of long-term debt	0	(36)
Change in book overdraft	(51)	(29)
Common stock repurchases	(325)	(513)
Dividends paid	(125)	(124)
Excess tax benefit from stock-based compensation	6	21
Proceeds from stock option exercises and other	56	49

Net cash used in financing activities	(640)	(979)

Decrease in cash and cash equivalents	(51)	(14)
Cash and cash equivalents at beginning of period	1,306	1,377

Cash and cash equivalents at end of period	$1,255	$1,363

Supplemental cash flow disclosures:
Interest payments	$82	$65
Income tax payments, net	$724	$514

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2012, that was filed with the Securities and Exchange Commission, or the SEC, on February 21, 2013, as amended on April 12, 2013 to correct a scrivener’s error in the exhibit index. We refer to the Form 10-K, together with any amendments, as the “2012 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

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

Business Segment Reclassifications

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and wellness businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with the Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition, or LI-NET, program as well as our state-based contracts for Medicaid members, which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation. See Note 13 for segment financial information.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

3. ACQUISITIONS

On September 6, 2013, we acquired American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida (serving frail and elderly individuals in home and community-based settings). American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and has contracts to provide Medicaid long-term care services across the entire state of Florida. The enrollment effective dates for the various regions range from August 2013 to March 2014. The allocation of the purchase price resulted in goodwill of $75 million and other intangible assets of $75 million. The goodwill was assigned to the Retail segment and is deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and technology, have a weighted average useful life of 9.3 years.

On December 21, 2012, we acquired Metropolitan Health Networks, Inc., or Metropolitan, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. We acquired all of the outstanding shares of Metropolitan and repaid all outstanding debt of Metropolitan for a transaction value of $851 million, plus transaction expenses. The total consideration of $851 million exceeded our estimated fair value of the net tangible assets acquired by approximately $833 million, of which we allocated $263 million to other intangible assets and $570 million to goodwill. A majority of the goodwill was assigned to the Healthcare Services segment and a portion to our Retail segment. The goodwill is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and trade names, have a weighted average useful life of 8.4 years.

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

The purchase price allocations of American Eldercare and Metropolitan are preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The results of operations and financial condition of American Eldercare, Metropolitan, SeniorBridge, and Arcadian have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. In addition, during 2013 and 2012, we acquired other health and wellness, provider, and technology related businesses which, individually or in the aggregate, have not had, and are not expected to have, a material impact on our results of operations, financial condition, or cash flows. Acquisition-related costs recognized in each of 2013 and 2012 were not material to our results of operations. The pro forma financial information assuming these acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material.

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at September 30, 2013 and December 31, 2012, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$620	$8	$(5)	$623
Mortgage-backed securities	1,791	42	(26)	1,807
Tax-exempt municipal securities	2,954	101	(25)	3,030
Mortgage-backed securities:
Residential	32	0	0	32
Commercial	695	23	(8)	710
Asset-backed securities	77	1	(1)	77
Corporate debt securities	3,521	229	(30)	3,720

Total debt securities	$9,690	$404	$(95)	$9,999

December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$602	$16	$0	$618
Mortgage-backed securities	1,519	85	(1)	1,603
Tax-exempt municipal securities	2,890	185	(4)	3,071
Mortgage-backed securities:
Residential	33	2	(1)	34
Commercial	615	44	0	659
Asset-backed securities	66	2	0	68
Corporate debt securities	3,394	402	(2)	3,794

Total debt securities	$9,119	$736	$(8)	$9,847

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2013 and December 31, 2012, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$241	$(5)	$2	$0	$243	$(5)
Mortgage-backed securities	671	(25)	23	(1)	694	(26)
Tax-exempt municipal securities	558	(24)	22	(1)	580	(25)
Mortgage-backed securities:
Residential	7	0	2	0	9	0
Commercial	270	(8)	0	0	270	(8)
Asset-backed securities	36	(1)	0	0	36	(1)
Corporate debt securities	646	(29)	14	(1)	660	(30)

Total debt securities	$2,429	$(92)	$63	$(3)	$2,492	$(95)

December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$56	$0	$2	$0	$58	$0
Mortgage-backed securities	38	0	25	(1)	63	(1)
Tax-exempt municipal securities	233	(3)	27	(1)	260	(4)
Mortgage-backed securities:
Residential	0	0	4	(1)	4	(1)
Commercial	94	0	0	0	94	0
Asset-backed securities	2	0	4	0	6	0
Corporate debt securities	104	(2)	4	0	108	(2)

Total debt securities	$527	$(5)	$66	$(3)	$593	$(8)

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at September 30, 2013. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At September 30, 2013, 10% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 41% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 59% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 12%. In addition, 19% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics, and credit enhancements. These residential and commercial mortgage-backed securities at September 30, 2013 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at September 30, 2013.

The percentage of corporate securities associated with the financial services industry was 24% at September 30, 2013 and 23% at December 31, 2012.

Several European countries, including Spain, Italy, Ireland, Portugal, Cyprus, and Greece, have been subject to credit deterioration due to weakness in their economic and fiscal situations. We have no direct exposure to sovereign issuances of these six countries.

All issuers of securities we own that were trading at an unrealized loss at September 30, 2013 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At September 30, 2013, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2013.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Gross realized gains	$7	$10	$24	$26
Gross realized losses	(3)	(4)	(10)	(6)

Net realized capital gains	$4	$6	$14	$20

There were no material other-than-temporary impairments for the three and nine months ended September 30, 2013 or 2012.

The contractual maturities of debt securities available for sale at September 30, 2013, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$460	$464
Due after one year through five years	2,041	2,123
Due after five years through ten years	2,778	2,902
Due after ten years	1,816	1,884
Mortgage and asset-backed securities	2,595	2,626

Total debt securities	$9,690	$9,999

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at September 30, 2013 and December 31, 2012, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2013
Cash equivalents	$844	$844	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	623	0	623	0
Mortgage-backed securities	1,807	0	1,807	0
Tax-exempt municipal securities	3,030	0	3,017	13
Mortgage-backed securities:
Residential	32	0	32	0
Commercial	710	0	710	0
Asset-backed securities	77	0	76	1
Corporate debt securities	3,720	0	3,697	23

Total debt securities	9,999	0	9,962	37

Total invested assets	$10,843	$844	$9,962	$37

December 31, 2012
Cash equivalents	$1,177	$1,177	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	618	0	618	0
Mortgage-backed securities	1,603	0	1,603	0
Tax-exempt municipal securities	3,071	0	3,058	13
Mortgage-backed securities:
Residential	34	0	34	0
Commercial	659	0	659	0
Asset-backed securities	68	0	67	1
Corporate debt securities	3,794	0	3,770	24

Total debt securities	9,847	0	9,809	38

Total invested assets	$11,024	$1,177	$9,809	$38

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

There were no material transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 or September 30, 2012.

Our Level 3 assets had a fair value of $37 million at September 30, 2013, or less than 0.4% of our total invested assets. During the three and nine months ended September 30, 2013 and 2012, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended September 30,
	2013			2012
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Balance at July 1	$23	$13	$36	$25	$15	$40
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	1	0	1	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	(2)	(2)
Settlements	0	0	0	0	0	0

Balance at September 30	$24	$13	$37	$25	$13	$38

	For the nine months ended September 30,
	2013			2012
	Private Placements/ Venture Capital	Auction Rate Securities	Total	Private Placements/ Venture Capital	Auction Rate Securities	Total
	(in millions)
Balance at January 1	$25	$13	$38	$25	$16	$41
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	0	0	0	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	(3)	(3)
Settlements	(1)	0	(1)	0	0	0

Balance at September 30	$24	$13	$37	$25	$13	$38

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $2,603 million at September 30, 2013 and $2,611 million at December 31, 2012. The fair value of our long-term debt was $2,745 million at September 30, 2013 and $2,923 million at December 31, 2012. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As disclosed in Note 3, we completed our acquisitions of American Eldercare during 2013 and Metropolitan, SeniorBridge, and Arcadian during 2012. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2013 or 2012.

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2013 and December 31, 2012. Amounts included below relating to the 2012 contract year for the net risk corridor payable of $210 million and the CMS subsidies receivable of $539 million at September 30, 2013 are expected to be settled in the fourth quarter of 2013.

	September 30, 2013		December 31, 2012
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$58	$880	$37	$635
Trade accounts payable and accrued expenses	(261)	(131)	(393)	(77)

Net current (liability) asset	$(203)	$749	$(356)	$558

At December 31, 2012, the net risk corridor payable balance included a payable of $158 million related to the 2011 contract year that was paid in January 2013.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2013 segment change discussed in Note 1, as well as refinements in our estimates regarding the allocation of purchase price associated with our Metropolitan acquisition discussed in Note 3. Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2013 were as follows:

	Retail	Employer Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2013	$931	$205	$2,412	$92	$3,640
Acquisitions	75	0	15	0	90
Dispositions	0	0	(17)	0	(17)
Subsequent payments/adjustments	0	0	3	0	3

Balance at September 30, 2013	$1,006	$205	$2,413	$92	$3,716

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012:

	Weighted	September 30, 2013			December 31, 2012
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.6 yrs	$792	$287	$505	$733	$237	$496
Trade names and technology	13.1 yrs	198	34	164	190	21	169
Provider contracts	15.0 yrs	51	22	29	51	19	32
Noncompetes and other	6.5 yrs	52	26	26	51	17	34

Total other intangible assets	10.3 yrs	$1,093	$369	$724	$1,025	$294	$731

Amortization expense for other intangible assets was approximately $28 million for the three months ended September 30, 2013 and $19 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, amortization expense for other intangible assets was approximately $84 million and $53 million, respectively. The following table presents our estimate of amortization expense for 2013 and each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,:
2013	$114
2014	114
2015	102
2016	95
2017	85
2018	78

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in millions except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$368	$426	$1,261	$1,030

Weighted average outstanding shares of common stock used to compute basic earnings per common share	157,187	160,639	158,026	162,391
Dilutive effect of:
Employee stock options	289	431	341	629
Restricted stock	1,431	1,348	1,244	1,362

Shares used to compute diluted earnings per common share	158,907	162,418	159,611	164,382

Basic earnings per common share	$2.34	$2.65	$7.98	$6.34

Diluted earnings per common share	$2.31	$2.62	$7.90	$6.27

Number of antidilutive stock options and restricted stock excluded from computation	202	758	910	799

9. STOCKHOLDERS’ EQUITY

Dividends

The following table provides details of dividend payments in 2012 and 2013 to date under our Board approved quarterly cash dividend policy:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42

In October 2013, the Board declared a cash dividend of $0.27 per share payable on January 31, 2014 to stockholders of record on December 31, 2013. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Stock Repurchases

In April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $557 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the nine months ended September 30, 2012, we repurchased 6.25 million shares in open market transactions for $460 million at an average price of $73.66 under previously approved share repurchase authorizations. During the nine months ended September 30, 2013, we repurchased 1.22 million shares in open market transactions for $82 million at an average price of $67.59 under a previously approved share repurchase authorization and we repurchased 2.56 million shares in open market transactions for $219 million at an average price of $85.63 under the current authorization. As of November 6, 2013, the remaining authorized amount under the current authorization totaled $781 million.

In connection with employee stock plans, we acquired 0.3 million shares of our common stock for $24 million and 0.6 million shares of our common stock for $53 million during the nine months ended September 30, 2013 and 2012, respectively.

Accumulated Other Comprehensive Income

At September 30, 2013, accumulated other comprehensive income included net unrealized gains on our investment securities of $196 million. At December 31, 2012, accumulated other comprehensive income included net unrealized gains on our investment securities of $462 million partially offset by a $76 million liability that would exist on our closed block of long-term care policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 17 to the consolidated financial statements in our 2012 Form 10-K for further discussion of our long-term care policies.

10. INCOME TAXES

The effective income tax rate was 37.2% for the three months ended September 30, 2013, compared to 36.9% for the three months ended September 30, 2012. For the nine months ended September 30, 2013 the effective tax rate was 36.0%, compared to 36.8% for the nine months ended September 30, 2012. The tax rate for the three and nine months ended September 30, 2013 reflects a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law).

11. DEBT

Credit Agreement

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving credit agreement which was set to expire in November 2016 and replaced it with a new 5-year $1.0 billion unsecured revolving credit agreement expiring July 2018. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.3 billion at September 30, 2013 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.6 billion and an actual leverage ratio of 0.9:1, as measured in accordance with the credit agreement as of September 30, 2013. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At September 30, 2013, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $5.4 million secured under that credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of September 30, 2013, we had $994.6 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

12. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 74% of our total premiums and services revenue for the nine months ended September 30, 2013, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by July 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2014, and all of our product offerings filed with CMS for 2014 have been approved.

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

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. During 2012, we completed internal contract level audits of certain contracts based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits was an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable), 2012, and 2013 on the results of these internal contract level audits. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. On November 5, 2013, we were notified that certain of our Medicare Advantage contracts have been selected for audit for contract year 2011. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

At September 30, 2013, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2013, primarily consisted of the TRICARE South Region contract. On April 1, 2012, we began delivering services under the new TRICARE South Region contract that the Defense Health Agency, or DHA (formerly known as the TRICARE Management Activity), awarded to us on February 25, 2011. The new 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. The DHA has exercised its option to extend the TRICARE South Region contract through March 31, 2014. As previously disclosed, on October 2, 2013, DHA notified us that, as a result of the federal government shutdown, DHA could not make disbursements to us under the contract until it had received a signed appropriation, continuing resolution or other legal authority, but once funding authority had been received, all payments due would be accelerated with interest to ensure conformance with the payment terms of the TRICARE contract. On October 21, 2013, DHA notified us that, following resumption of federal government operations, a signed appropriation had been received, and subsequently all disbursements were made in accordance with the October 2, 2013 notice.

The loss of any of the contracts above or significant changes in these programs as a result of legislative or regulatory action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 3% of our total premiums and services revenue for the nine months ended September 30, 2013, primarily consisted of contracts in Puerto Rico, Florida, and Kentucky, with the vast majority in Puerto Rico. On June 26, 2013, the Puerto Rico Health Insurance Administration notified us of its election not to renew our three-year Medicaid contracts for the East, Southeast, and Southwest regions which ended June 30, 2013. Contractual transition provisions required the continuation of insurance coverage for beneficiaries through September 30, 2013 and also require an additional period of time thereafter to process residual claims.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Legal Proceedings and Certain Regulatory Matters

Florida Matters

On December 16, 2010, an individual filed a qui tam suit captioned United States of America ex rel. Marc Osheroff v. Humana et al. in the Southern District of Florida, against us, several of our health plan subsidiaries, and certain other companies that operate medical centers in Miami-Dade County, Florida. After the U.S. government declined to intervene, the Court ordered the complaint unsealed, and the individual plaintiff amended his complaint and served the Company on December 8, 2011. The amended complaint alleges certain civil violations by our CAC Medical Centers in Florida, including offering various amenities such as transportation and meals, to Medicare and dual eligible individuals in our community center settings. The amended complaint also alleges civil violations by our Medicare Advantage health plans in Florida, arising from the alleged activities of our CAC Medical Centers and the codefendants in the complaint. The amended complaint seeks damages and penalties on behalf of the United States under the Anti-Inducement and Anti-Kickback Statutes and the False Claims Act. On September 28, 2012, the Court dismissed, with prejudice, all causes of action that were asserted in the suit. On January 31, 2013, the Court denied a motion for reconsideration filed by the individual plaintiff. The Department of Justice will file a formal notice with respect to the dismissal, after which the District Court will enter a final judgment. The individual plaintiff has 30 days from the filing of the final judgment in which to file a notice of appeal.

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

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. A number of hospitals and other providers have also asserted that, under their network provider contracts, we are not entitled to adjust Medicare Advantage payments in connection with changes in Medicare payment systems in accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges could lead to arbitration or other litigation. Also, under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government including, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

A limited number of the claims asserted against us are subject to insurance coverage. Personal injury claims, claims for extracontractual damages, care delivery malpractice, and claims arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future.

We record accruals for the contingencies discussed above to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because of the inherently unpredictable nature of legal proceedings, which also may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.

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

13. SEGMENT INFORMATION

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and wellness businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with CMS to administer the LI-NET program as well as our state-based contracts for Medicaid members, which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation.

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with CMS to administer the LI-NET program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only, or ASO, products and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties including pharmacy, provider services, home care services, and integrated behavioral health services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care businesses.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Healthcare Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of RightSourceRx®, our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Services revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, contracting with retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Healthcare Services segment reports revenues on a gross basis including co-share amounts from members collected by third party retail pharmacies at the point of service.

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

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.3 billion and $1.2 billion for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, member co-share amounts and government subsidies were $3.9 billion and $3.5 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $23 million and $3 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the amount of this expense was $69 and $20 million, respectively. These increases primarily were due to amortization expense associated with the December 21, 2012 acquisition of Metropolitan Health Networks, Inc.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and nine months ended September 30, 2013 and 2012, respectively:

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Three months ended September 30, 2013
Revenues—external customers
Premiums:
Medicare Advantage	$5,552	$1,193	$0	$0	$0	$6,745
Medicare stand-alone PDP	740	2	0	0	0	742

Total Medicare	6,292	1,195	0	0	0	7,487

Fully-insured	292	1,278	0	0	0	1,570
Specialty	54	273	0	0	0	327
Military services	0	0	0	6	0	6
Medicaid and other	76	0	0	232	0	308

Total premiums	6,714	2,746	0	238	0	9,698

Services revenue:
Provider	0	5	311	0	0	316
ASO and other	3	84	0	108	0	195
Pharmacy	0	0	17	0	0	17

Total services revenue	3	89	328	108	0	528

Total revenues—external customers	6,717	2,835	328	346	0	10,226

Intersegment revenues
Services	0	14	2,949	0	(2,963)	0
Products	0	0	716	0	(716)	0

Total intersegment revenues	0	14	3,665	0	(3,679)	0

Investment income	19	10	0	15	49	93

Total revenues	6,736	2,859	3,993	361	(3,630)	10,319

Operating expenses:
Benefits	5,647	2,316	0	230	(118)	8,075
Operating costs	718	449	3,800	103	(3,530)	1,540
Depreciation and amortization	33	25	37	5	(17)	83

Total operating expenses	6,398	2,790	3,837	338	(3,665)	9,698

Income from operations	338	69	156	23	35	621
Interest expense	0	0	0	0	35	35

Income before income taxes	$338	$69	$156	$23	$0	$586

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Three months ended September 30, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$5,203	$1,023	$0	$0	$0	$6,226
Medicare stand-alone PDP	699	2	0	0	0	701

Total Medicare	5,902	1,025	0	0	0	6,927

Fully-insured	255	1,256	0	0	0	1,511
Specialty	45	271	0	0	0	316
Military services	0	0	0	69	0	69
Medicaid and other	47	0	0	218	0	265

Total premiums	6,249	2,552	0	287	0	9,088

Services revenue:
Provider	0	3	268	0	0	271
ASO and other	6	88	0	99	0	193
Pharmacy	0	0	3	0	0	3

Total services revenue	6	91	271	99	0	467

Total revenues—external customers	6,255	2,643	271	386	0	9,555

Intersegment revenues
Services	1	5	2,306	0	(2,312)	0
Products	0	0	602	0	(602)	0

Total intersegment revenues	1	5	2,908	0	(2,914)	0

Investment income	19	11	0	14	52	96

Total revenues	6,275	2,659	3,179	400	(2,862)	9,651

Operating expenses:
Benefits	5,150	2,168	0	232	(83)	7,467
Operating costs	675	421	3,013	108	(2,809)	1,408
Depreciation and amortization	32	23	22	4	(6)	75

Total operating expenses	5,857	2,612	3,035	344	(2,898)	8,950

Income from operations	418	47	144	56	36	701
Interest expense	0	0	0	0	26	26

Income before income taxes	$418	$47	$144	$56	$10	$675

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Nine months ended September 30, 2013
Revenues—external customers
Premiums:
Medicare Advantage	$16,860	$3,543	$0	$0	$0	$20,403
Medicare stand-alone PDP	2,286	6	0	0	0	2,292

Total Medicare	19,146	3,549	0	0	0	22,695

Fully-insured	856	3,819	0	0	0	4,675
Specialty	155	823	0	0	0	978
Military services	0	0	0	22	0	22
Medicaid and other	227	0	0	670	0	897

Total premiums	20,384	8,191	0	692	0	29,267

Services revenue:
Provider	0	13	930	0	0	943
ASO and other	7	250	0	342	0	599
Pharmacy	0	0	39	0	0	39

Total services revenue	7	263	969	342	0	1,581

Total revenues—external customers	20,391	8,454	969	1,034	0	30,848

Intersegment revenues
Services	0	37	8,556	0	(8,593)	0
Products	0	0	2,050	0	(2,050)	0

Total intersegment revenues	0	37	10,606	0	(10,643)	0

Investment income	55	31	0	45	147	278

Total revenues	20,446	8,522	11,575	1,079	(10,496)	31,126

Operating expenses:
Benefits	17,272	6,728	0	668	(307)	24,361
Operating costs	1,971	1,318	11,054	347	(10,243)	4,447
Depreciation and amortization	97	75	109	13	(51)	243

Total operating expenses	19,340	8,121	11,163	1,028	(10,601)	29,051

Income from operations	1,106	401	412	51	105	2,075
Interest expense	0	0	0	0	105	105

Income before income taxes	$1,106	$401	$412	$51	$0	$1,970

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
			(in millions)
Nine months ended September 30, 2012
Revenues—external customers
Premiums:
Medicare Advantage	$15,604	$3,059	$0	$0	$0	$18,663
Medicare stand-alone PDP	2,170	6	0	0	0	2,176

Total Medicare	17,774	3,065	0	0	0	20,839

Fully-insured	749	3,745	0	0	0	4,494
Specialty	125	793	0	0	0	918
Military services	0	0	0	1,006	0	1,006
Medicaid and other	138	0	0	634	0	772

Total premiums	18,786	7,603	0	1,640	0	28,029

Services revenue:
Provider	0	7	742	0	0	749
ASO and other	17	266	0	208	0	491
Pharmacy	0	0	11	0	0	11

Total services revenue	17	273	753	208	0	1,251

Total revenues—external customers	18,803	7,876	753	1,848	0	29,280

Intersegment revenues
Services	2	22	7,130	0	(7,154)	0
Products	0	0	1,777	0	(1,777)	0

Total intersegment revenues	2	22	8,907	0	(8,931)	0

Investment income	58	31	0	43	157	289

Total revenues	18,863	7,929	9,660	1,891	(8,774)	29,569

Operating expenses:
Benefits	15,905	6,284	0	1,549	(269)	23,469
Operating costs	1,950	1,285	9,202	325	(8,587)	4,175
Depreciation and amortization	95	67	61	12	(17)	218

Total operating expenses	17,950	7,636	9,263	1,886	(8,873)	27,862

Income from operations	913	293	397	5	99	1,707
Interest expense	0	0	0	0	78	78

Income before income taxes	$913	$293	$397	$5	$21	$1,629

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition program, or the LI-NET program, and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, as well as administrative services only products, or ASO, and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy, provider services, home care services, and integrated behavioral health services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care businesses.

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

Our Employer Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Employer Group’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. Similarly, our fully-insured individual commercial medical products in our Retail segment experience seasonality in the benefit ratio like the Employer Group segment, particularly our high-deductible health plans, or HDHPs.

2013 Highlights

Consolidated

•

Our 2013 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At September 30, 2013, approximately 550,600 members, or 26.9%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model, as compared to 511,700 members, or 26.5%, at December 31, 2012 and 504,900 members, or 26.4%, at September 30, 2012.

•

In addition, our pretax results for the nine months ended September 30, 2013 reflect improved operating performance across our major business lines, including membership growth in our individual and group Medicare Advantage products, as described below. The improved operating performance reflects our continued focus and executional discipline involved in key initiatives like our chronic care program, including increased care management professional staffing and clinical assessments. Our pretax results for the three months ended September 30, 2013 reflect an increase in the benefit ratio for our Retail segment, as described in the detailed segment results discussion that follows.

•

Comparisons of the benefit ratios and operating cost ratios for the nine months ended September 30, 2013 and September 30, 2012 are impacted by the transition to the current TRICARE South Region contract on April 1, 2012, which is accounted for similar to an administrative services fee only agreement as described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K. Our previous contract was accounted for similar to our fully-insured products. In addition, comparisons of the benefit ratios for the nine months ended September 30, 2013 and September 30, 2012 are impacted by the beneficial effect of a favorable settlement of contract claims with the Department of Defense, or DoD, in the first quarter of 2013 primarily associated with previously disclosed litigation settled in the second quarter of 2012.

•

Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share primarily reflecting the impact of share repurchases.

•	During the nine months ended September 30, 2013, we repurchased 3.78 million shares in open market transactions for $301 million and paid dividends to stockholders of $125 million.

•

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving credit agreement which was set to expire in November 2016 and replaced it with a new 5-year $1.0 billion unsecured revolving credit agreement expiring in July 2018 as described under the section titled “Future Sources and Uses of Liquidity—Credit Agreement.”

Retail

•

On April 1, 2013, CMS issued its final Announcement of Calendar Year 2014 Medicare Advantage Benchmark Rates and Payment Policies, which we refer to as the CMS Final Announcement. Based on the benchmark rates and payment policies published in the CMS Final Announcement, we estimate that our 2014 Medicare bid benchmark payment rates will decline by 2.8% in the aggregate, including the negative impact of risk coding recalibration and county rebasing. The 2014 bid benchmark payment rate reductions for certain of our key markets are anticipated to be in the mid to upper single digits, primarily due to the risk coding recalibration in 2014. Including the health insurance industry fee associated with the Health Care Reform Law, we anticipate we will need to address government funding reductions of more than 4% in the aggregate in 2014. In addition, automatic across-the-board budget cuts under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, known as “sequestration,” commenced in March 2013, including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. While we believe we can adjust Medicare Advantage payments under our network provider contracts in connection with sequestration, a number of hospitals and other providers have asserted that we are not entitled to do so, which may lead to arbitration or other litigation regarding these matters. While we believe our senior members’ benefits may be adversely impacted, we believe we can effectively design Medicare Advantage products based upon these levels of rate reduction while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives that we have assumed when designing our plan benefit offerings and premiums for 2014. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•

Star Ratings issued by CMS in October 2013 indicated that 55% to 60% of our Medicare Advantage members are now in plans with an overall Star Rating of four or more stars. We have 18 Medicare Advantage plans that achieved a rating of four or more stars, an increase of 50% from the previous year. We are offering nine Medicare Advantage plans that achieved a 4.5 Star Rating. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for bonus money.

•

As discussed in the detailed Retail segment results of operations discussion that follows, we experienced an increase in the Retail segment benefit ratio for the three months ended September 30, 2013, with the segment’s benefit ratio increasing 170 basis points to 84.1%. The Retail segment benefit ratio for the nine months ended September 30, 2013 of 84.7% was comparable to the benefit ratio for the nine months ended September 30, 2012.

•

Our Retail segment operating cost ratios of 10.7% and 9.7% for the three and nine months ended September 30, 2013, respectively, decreased compared to the same periods in 2012, as scale efficiencies associated with servicing higher year-over-year membership together with our continued focus on operating cost efficiencies were partially offset by investment spending for exchanges under the Health Care Reform Law and state-based contracts.

•

Individual Medicare Advantage membership of 2,044,400 at September 30, 2013 increased 116,800, or 6.1%, from 1,927,600 at December 31, 2012 and increased 132,600 members, or 6.9%, from 1,911,800 at September 30, 2012 reflecting net membership additions for the 2013 enrollment season and new sales to newly-eligible Medicare beneficiaries. Effective January 1, 2013, we divested approximately 12,600 members acquired with Arcadian Management Services, Inc. in accordance with our previously disclosed agreement with the United States Department of Justice.

•

Medicare stand-alone PDP membership of 3,255,100 at September 30, 2013 increased 202,400 members, or 6.6%, from 3,052,700 at December 31, 2012 and increased 234,000 members, or 7.7%, from 3,021,100 at September 30, 2012 reflecting net membership additions, primarily for our Humana-Walmart plan offering for the 2013 enrollment season.

•

We were successful in our bids for state-based contracts in Florida and Virginia in 2013 and Ohio, Illinois, and Kentucky in 2012. Ohio, Illinois, and Virginia include individuals dually eligible for both the federal Medicare program and the state-based Medicaid program. We partnered with CareSource Management Group Company to serve individuals in Ohio, Kentucky, and certain regions in Florida under a strategic alliance agreement. Medicaid membership in our Retail Segment at September 30, 2013 increased 27,900 members from December 31, 2012, and increased 30,400 members from September 30, 2012 primarily driven by the addition of our recently awarded Kentucky Medicaid contract effective January 1, 2013. We expect to begin serving members in Ohio, Illinois, and Virginia in the first quarter of 2014, and in Florida by the third quarter of 2014. While we expect the Medicaid and dual-eligible demonstration business to result in pretax income growth, the mix of lower margin Medicaid and dual-eligible demonstration business with the higher margin Medicare Advantage business may result in a decline in Retail segment margins over time.

•

On September 6, 2013, we acquired American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida (serving frail and elderly individuals in home and community-based settings). American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and has contracts to provide Medicaid long-term care services across the entire state of Florida. The enrollment effective dates for the various regions range from August 2013 to March 2014.

•

On October 1, 2013, the initial open enrollment period began for plans offered through federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees), including metropolitan areas in the 14 states where Humana expects to have public exchange offerings. These plans are effective beginning January 1, 2014.

Employer Group Segment

•

As discussed in the detailed Employer Group segment results of operations discussion that follows, the Employer Group segment benefit ratio decreased 70 basis points to 84.3% for the three months ended September 30, 2013 and decreased 60 basis points to 82.1% for the nine months ended September 30, 2013.

•

Fully-insured group Medicare Advantage membership of 425,400 at September 30, 2013 increased 54,600 members, or 14.7%, from 370,800 at December 31, 2012 and increased 57,500 members, or 15.6%, from 367,900 at September 30, 2012 primarily due to the January 2013 addition of a new large group retirement account.

Healthcare Services Segment

•

Improvement in the quality experience for members is a key element of our integrated care delivery model. In the nine months ended September 30, 2013, we completed over 221,500 in-home health and well-being assessments compared with approximately 62,400 of such assessments for the full-year 2012. Additionally, at September 30, 2013 we had approximately 248,000 members with complex chronic conditions in the Humana Chronic Care Program compared with approximately 138,000 members at September 30, 2012.

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

Other Businesses

•

Comparisons of the benefit ratios for the nine months ended September 30, 2013 and September 30, 2012 within Other Businesses are impacted by the transition to the current TRICARE South Region contract on April 1, 2012, including a decrease in profitability under the current contract in connection with our bid strategy, and the beneficial effect of a favorable settlement of contract claims with the Department of Defense, or DoD, in the first quarter of 2013 primarily associated with previously disclosed litigation settled in the second quarter of 2012.

•

On June 26, 2013, the Puerto Rico Health Insurance Administration notified us of its election not to renew our three-year Medicaid contracts for the East, Southeast, and Southwest regions which ended June 30, 2013. Contractual transition provisions required the continuation of insurance coverage for beneficiaries through September 30, 2013 and also require an additional period of time thereafter to process residual claims. The results for the nine months ended September 30, 2013 include costs associated with the loss of these contracts.

•

As previously disclosed, on October 2, 2013, the DHA notified us that, as a result of the federal government shutdown, DHA could not make disbursements to us under the contract until it had received a signed appropriation, continuing resolution or other legal authority, but once funding authority had been received, all payments due would be accelerated with interest to ensure conformance with the payment terms of the TRICARE contract. On October 21, 2013, DHA notified us that, following resumption of federal government operations, a signed appropriation had been received, and subsequently all disbursements were made in accordance with the October 2, 2013 notice.

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

Implementation dates of the Health Care Reform Law began in September 2010 and continue through 2018. The following outlines certain provisions of the Health Care Reform Law:

•

Currently Effective: Many changes are already effective and have been implemented by us, including: elimination of pre-existing condition limits for enrollees under age 19, elimination of certain annual and lifetime caps on the dollar value of benefits, expansion of dependent coverage to include adult children until age 26, a requirement to provide coverage for prescribed preventive services without cost to members, new claim appeal requirements, and the establishment of an interim high risk program for those unable to obtain coverage due to a pre-existing condition or health status.

Commercial fully-insured medical plans with actual benefit ratios below certain targets (85% for large employer groups, 80% for small employer groups, and 80% for individuals, calculated in a manner prescribed by HHS) are required to rebate ratable portions of their premiums to customers annually. We began accruing for rebates in 2011, based on the manner prescribed by HHS, with rebate payments made annually each July of the following calendar year. Our benefit ratios reported in this report, calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, differ from the benefit ratios calculated as prescribed by HHS under the Health Care Reform Law. The more noteworthy differences include: the fact that the benefit ratio calculations prescribed by HHS are calculated separately by state and legal entity; are calculated independently for individual, small group, and large group fully-insured products; reflect actuarial adjustments where the membership levels are not large enough to create credible size; exclude some of our health insurance products; include taxes and fees as reductions of premium; and treat changes in reserves differently than GAAP.

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

Certain provisions in the Health Care Reform Law tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) were eligible for a quality bonus in their basic premium rates. By law, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS, through its demonstration authority, expanded the quality bonus to three Star plans for a three year period through 2014. Beginning in 2015, quality bonus amounts will be determined by the provisions in the Health Care Reform Law. In part, this means that plans must have a Star Rating of four or higher to qualify for bonus money. Star Ratings issued by CMS in October 2013 indicated that 55% to 60% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2015, down from 99% in 2014, primarily due to an increase in the minimum overall Star program rating required for plans to qualify for quality bonus payments from three stars in 2014 to four stars in 2015. We have 18 Medicare Advantage plans that achieved a rating of four or more stars, an increase of 50% from the previous year. We are offering nine Medicare Advantage plans that achieved a 4.5 Star Rating. Plans that earn an overall Star Rating of five continue to be eligible to enroll members year round. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures for 2012, 2013, and 2014 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Additionally, as a result of the expiration of the quality bonus demonstration, for plans that maintain a four Star or higher rating in 2015, other provisions of the Health Care Reform Law may, in certain areas of the country, reduce the amount of the quality bonus that is added to the basic premium rate. Accordingly, our plans may not be eligible for full level quality bonuses, which, in isolation, could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

In addition, on October 1, 2013, the initial open enrollment period began for plans offered through federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees), including metropolitan areas in the 14 states where Humana expects to have public exchange offerings. See “Risk Factors” in this report.

•

Effective in 2014: Beginning in 2014, the Health Care Reform Law requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain benefits; the establishment of federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014. The NAIC is continuing discussions regarding the accounting for the health insurance industry fee which in its present form would restrict surplus in the year preceding payment, beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we may be required to restrict surplus for the 2015 assessment in 2014. Dividends from the subsidiaries to the parent in 2014 could be reduced.

The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition from the establishment of two multi-state plans (one not-for-profit; one for-profit) administered through the Office of Personnel Management, and expands eligibility for Medicaid programs. In addition, the law will increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in this report.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on certain provisions of the Health Care Reform Law. The implementation of certain provisions of Health Care Reform Law has been delayed. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Care Reform Law will change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the Health Care Reform Law and adjustments to their offerings, if any, could cause meaningful disruption in local health care markets. It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments; our financial position, including our ability to maintain the value of our goodwill; and our cash flows. If we are unable to adjust our business model to address the non-deductible health insurance industry fee and other assessments, including the three-year commercial reinsurance fee, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

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

Comparison of Results of Operations for 2013 and 2012

The following discussion primarily deals with our results of operations for the three months ended September 30, 2013, or the 2013 quarter, the three months ended September 30, 2012, or the 2012 quarter, the nine months ended September 30, 2013, or the 2013 period, and the nine months ended September 30, 2012, or the 2012 period.

Consolidated

	For the three months ended September 30,		Change
	2013	2012	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$6,714	$6,249	$465	7.4%
Employer Group	2,746	2,552	194	7.6%
Other Businesses	238	287	(49)	(17.1)%

Total premiums	9,698	9,088	610	6.7%

Services:
Retail	3	6	(3)	(50.0)%
Employer Group	89	91	(2)	(2.2)%
Healthcare Services	328	271	57	21.0%
Other Businesses	108	99	9	9.1%

Total services	528	467	61	13.1%

Investment income	93	96	(3)	(3.1)%

Total revenues	10,319	9,651	668	6.9%

Operating expenses:
Benefits	8,075	7,467	608	8.1%
Operating costs	1,540	1,408	132	9.4%
Depreciation and amortization	83	75	8	10.7%

Total operating expenses	9,698	8,950	748	8.4%

Income from operations	621	701	(80)	(11.4)%
Interest expense	35	26	9	34.6%

Income before income taxes	586	675	(89)	(13.2)%
Provision for income taxes	218	249	(31)	(12.4)%

Net income	$368	$426	$(58)	(13.6)%

Diluted earnings per common share	$2.31	$2.62	$(0.31)	(11.8)%
Benefit ratio(a)	83.3%	82.2%		1.1%
Operating cost ratio(b)	15.1%	14.7%		0.4%
Effective tax rate	37.2%	36.9%		0.3%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

	For the nine months ended September 30,		Change
	2013	2012	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$20,384	$18,786	$1,598	8.5%
Employer Group	8,191	7,603	588	7.7%
Other Businesses	692	1,640	(948)	(57.8)%

Total premiums	29,267	28,029	1,238	4.4%

Services:
Retail	7	17	(10)	(58.8)%
Employer Group	263	273	(10)	(3.7)%
Healthcare Services	969	753	216	28.7%
Other Businesses	342	208	134	64.4%

Total services	1,581	1,251	330	26.4%

Investment income	278	289	(11)	(3.8)%

Total revenues	31,126	29,569	1,557	5.3%

Operating expenses:
Benefits	24,361	23,469	892	3.8%
Operating costs	4,447	4,175	272	6.5%
Depreciation and amortization	243	218	25	11.5%

Total operating expenses	29,051	27,862	1,189	4.3%

Income from operations	2,075	1,707	368	21.6%
Interest expense	105	78	27	34.6%

Income before income taxes	1,970	1,629	341	20.9%
Provision for income taxes	709	599	110	18.4%

Net income	$1,261	$1,030	$231	22.4%

Diluted earnings per common share	$7.90	$6.27	$1.63	26.0%
Benefit ratio(a)	83.2%	83.7%		(0.5)%
Operating cost ratio(b)	14.4%	14.3%		0.1%
Effective tax rate	36.0%	36.8%		(0.8)%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $368 million, or $2.31 per diluted common share, in the 2013 quarter compared to $426 million, or $2.62 per diluted common share, in the 2012 quarter. The decrease in net income primarily was due to an increase in the benefit ratio for our Retail Segment, partially offset by improved year-over-year results for our Employer Group and Healthcare Services segments, as described further in our detailed segment results discussion that follows. Net income was $1.3 billion, or $7.90 per diluted common share, in the 2013 period compared to $1.0 billion, or $6.27 per diluted common share, in the 2012 period. The increase in net income primarily was driven by improved operating performance across most of our major business lines, including Medicare Advantage membership growth in our Retail and Employer group segments. Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2013 quarter and period primarily reflecting the impact of share repurchases.

Premiums

Consolidated premiums increased $610 million, or 6.7%, from the 2012 quarter to $9.7 billion for the 2013 quarter, and increased $1.2 billion, or 4.4%, from the 2012 period to $29.3 billion for the 2013 period. These increases primarily were due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership, partially offset by the impact of sequestration which became effective April 1, 2013. The year-over-year comparison of the 2013 period and 2012 period also reflects lower premiums for our Other Businesses due to the transition to the current TRICARE South Region contract. As discussed in Note 2 to the consolidated financial statements included in our 2012 Form 10-K, on April 1, 2012, we began delivering services under the current TRICARE South Region contract that the DHA awarded to us on February 25, 2011. We account for revenues under the current contract net of estimated healthcare costs similar to an administrative services fee only agreement, and as such there are no premiums recognized under the current contract. Our previous contract was accounted for similar to our fully-insured products and as such we recognized premiums under the previous contract. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services revenue

Consolidated services revenue increased $61 million, or 13.1%, from the 2012 quarter to $528 million for the 2013 quarter and increased $330 million, or 26.4%, from the 2012 period to $1.6 billion for the 2013 period. These increases primarily were due to an increase in services revenue in our Healthcare Services segment and an increase in services revenue for our Other Businesses due to the transition to the current TRICARE South Region contract on April 1, 2012. The increases in services revenue in our Healthcare Services segment primarily resulted from the acquisition of Metropolitan Health Networks, Inc., or Metropolitan, on December 21, 2012 and SeniorBridge Family Companies, Inc., or SeniorBridge, on July 6, 2012, and growth in our Concentra Inc. operations.

Investment income

Investment income totaled $93 million for the 2013 quarter compared to $96 million for the 2012 quarter and was $278 million for the 2013 period compared to $289 million for the 2012 period as higher average invested balances were more than offset by lower interest rates and lower realized capital gains year-over-year.

Benefits expense

Consolidated benefits expense was $8.1 billion for the 2013 quarter, an increase of $608 million, or 8.1%, from the 2012 quarter. For the 2013 period, consolidated benefits expense was $24.4 billion, an increase of $892 million, or 3.8%, from the 2012 period. These increases primarily were due to a year-over-year increase in Retail segment benefits expense, primarily driven by an increase in the average number of Medicare members, partially offset by a decrease in benefits expense for Other Businesses in the 2013 period. The decrease in benefits expense for Other Businesses primarily was due to the transition to the current administrative services only TRICARE South Region contract on April 1, 2012. We do not record benefits expense under the current TRICARE South Region contract. Our previous contract was accounted for similar to our fully-insured products and as such we recorded benefits expense under the previous contract. Retail segment benefits expense increased $497 million, or 9.7%, from the 2012 quarter to the 2013 quarter, and increased $1.4 billion, or 8.6%, from the 2012 period to the 2013 period primarily due to membership growth. As more fully described under “Benefits Expense Recognition” in Item 7 of our 2012 Form 10-K, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $66 million in the 2013 quarter and $54 million in the 2012 quarter. During the 2013 period, we experienced favorable medical claims reserve development related to prior fiscal years of $432 million compared to $235 million in the 2012 period. These increases in favorable medical claims reserve development primarily resulted from claims trend for the prior year ultimately developing more favorably than originally expected across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope.

The consolidated benefit ratio for the 2013 quarter was 83.3%, a 110 basis point increase from the 2012 quarter, primarily due to an increase in the Retail Segment benefit ratio partially offset by a decrease in the Employer Group segment benefit ratio as described further in our segment results discussion that follows. The consolidated benefit ratio for the 2013 period was 83.2%, a 50 basis point decrease from the 2012 period primarily due to a decrease in the Employer Group segment benefit ratio in the 2013 period, as well as the beneficial effect in the 2013 period of a favorable settlement of contract claims with the DoD primarily associated with previously disclosed litigation settled in the second quarter of 2012. The increase in favorable prior-year medical claims reserve development of $12 million from the 2012 quarter to the 2013 quarter and $197 million from the 2012 period to the 2013 period positively impacted year-over-year comparisons of the benefit ratio.

Operating costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $132 million, or 9.4%, during the 2013 quarter compared to the 2012 quarter and increased $272 million, or 6.5%, in the 2013 period compared to the 2012 period. These increases primarily were due to an increase in operating costs in our Healthcare Services segment as a result of the acquisition of Metropolitan on December 21, 2012 and SeniorBridge on July 6, 2012.

The consolidated operating cost ratio for the 2013 quarter was 15.1%, increasing 40 basis points from the 2012 quarter primarily due to an increase in the Healthcare Services segment operating cost ratio, partially offset by improved operating leverage in the Retail and Employer Group segments. The consolidated operating cost ratio for the 2013 period was 14.4%, increasing 10 basis points from the 2012 period. The negative impact of the current TRICARE South Region contract being accounted for as an administrative services fee only arrangement beginning April 1, 2012 was partially offset by improved operating leverage in our Retail and Employer Group segments. In addition, the 2013 period includes costs associated with the loss of our Medicaid contracts in Puerto Rico.

Depreciation and amortization

Depreciation and amortization for the 2013 quarter totaled $83 million, an increase of $8 million, or 10.7%, from the 2012 quarter. For the 2013 period, depreciation and amortization of $243 million increased $25 million, or 11.5%, from the 2012 period. These increases are primarily due to capital expenditures and depreciation and amortization associated with 2012 acquisitions.

Interest expense

Interest expense was $35 million for the 2013 quarter compared to $26 million for the 2012 quarter, an increase of $9 million, or 34.6%. Interest expense was $105 million for the 2013 period compared to $78 million for the 2012 period, an increase of $27 million, or 34.6%. In December 2012, we issued $600 million of 3.15% senior notes due December 1, 2022 and $400 million of 4.625% senior notes due December 1, 2042.

Income Taxes

Our effective tax rate during the 2013 quarter was 37.2% compared to the effective tax rate of 36.9% in the 2012 quarter. For the 2013 period, our effective tax rate was 36.0%, compared to the effective tax rate of 36.8% in the 2012 period. This change is primarily due to a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. We expect our effective income tax rate to increase significantly in 2014 due to the non-deductible health insurance industry fee levied on the insurance industry beginning in 2014.

Retail Segment

	September 30,		Change
	2013	2012	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,044,400	1,911,800	132,600	6.9%
Medicare stand-alone PDP	3,255,100	3,021,100	234,000	7.7%

Total Retail Medicare	5,299,500	4,932,900	366,600	7.4%
Individual commercial	585,300	518,600	66,700	12.9%
State-based Medicaid	80,000	49,600	30,400	61.3%

Total Retail medical members	5,964,800	5,501,100	463,700	8.4%

Individual specialty membership (a)	1,039,900	940,800	99,100	10.5%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$5,552	$5,203	$349	6.7%
Medicare stand-alone PDP	740	699	41	5.9%

Total Retail Medicare	6,292	5,902	390	6.6%
Individual commercial	292	255	37	14.5%
State-based Medicaid	76	47	29	61.7%
Individual specialty	54	45	9	20.0%

Total premiums	6,714	6,249	465	7.4%

Services	3	6	(3)	(50.0)%

Total premiums and services revenue	$6,717	$6,255	$462	7.4%

Income before income taxes	$338	$418	$(80)	(19.1)%
Benefit ratio	84.1%	82.4%		1.7%
Operating cost ratio	10.7%	10.8%		(0.1)%

	For the nine months ended September 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$16,860	$15,604	$1,256	8.0%
Medicare stand-alone PDP	2,286	2,170	116	5.3%

Total Retail Medicare	19,146	17,774	1,372	7.7%
Individual commercial	856	749	107	14.3%
State-based Medicaid	227	138	89	64.5%
Individual specialty	155	125	30	24.0%

Total premiums	20,384	18,786	1,598	8.5%

Services	7	17	(10)	(58.8)%

Total premiums and services revenue	$20,391	$18,803	$1,588	8.4%

Income before income taxes	$1,106	$913	$193	21.1%
Benefit ratio	84.7%	84.7%		0.0%
Operating cost ratio	9.7%	10.4%		(0.7)%

Pretax Results

•

Retail segment pretax income was $338 million in the 2013 quarter, a decrease of $80 million, or 19.1%, compared to the 2012 quarter, primarily due to an increase in the benefit ratio, as described below. Retail segment pretax income was $1.1 billion in the 2013 period, an increase of $193 million, or 21.1%, compared to the 2012 period primarily reflecting improved operating performance over the prior year. The improved operating performance primarily was driven by membership growth as well as a decrease in the operating cost ratio.

Enrollment

•

Individual Medicare Advantage membership increased 132,600 members, or 6.9%, from September 30, 2012 to September 30, 2013 reflecting net membership additions for the 2013 enrollment season and new sales to newly-eligible Medicare beneficiaries. Effective January 1, 2013, we divested approximately 12,600 members acquired with Arcadian Management Services, Inc. in accordance with our previously disclosed agreement with the United States Department of Justice.

•

Medicare stand-alone PDP membership increased 234,000 members, or 7.7%, from September 30, 2012 to September 30, 2013 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2013 enrollment season.

•

Individual commercial medical membership increased 66,700 members, or 12.9%, from September 30, 2012 to September 30, 2013 primarily driven by new sales. On October 1, 2013, the initial open enrollment period began for plans offered through federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees), including metropolitan areas in the 14 states where Humana expects to have public exchange offerings. These plans are effective beginning January 1, 2014.

•

State-based Medicaid membership increased 30,400 members, or 61.3%, from September 30, 2012 to September 30, 2013, primarily driven by the addition of our recently awarded Kentucky Medicaid contract effective January 1, 2013 as discussed previously.

•	Individual specialty membership increased 99,100 members, or 10.5%, from September 30, 2012 to September 30, 2013 primarily driven by increased membership in dental and vision offerings.

Premiums

•

Retail segment premiums increased $465 million, or 7.4% from the 2012 quarter to the 2013 quarter and increased $1.6 billion, or 8.5%, from the 2012 period to the 2013 period primarily due to a 6.9% and 7.8% increase in average individual Medicare Advantage membership in the 2013 quarter and period, respectively. Individual Medicare Advantage per member premiums decreased approximately 0.2% in the 2013 quarter compared to the 2012 quarter, and increased approximately 0.3% in the 2013 period compared to the 2012 period, primarily reflecting the impact of sequestration which became effective on April 1, 2013.

Benefits expense

•

The Retail segment benefit ratio of 84.1% in the 2013 quarter increased 170 basis points from the 2012 quarter primarily due to unfavorable weekday seasonality (the number of business days in the period) and a change in the seasonal prescription drug utilization pattern for our Medicare stand-alone PDP plans caused by an increase in the percentage mix of low-income beneficiaries and corresponding higher utilization for these members. The Retail segment benefit ratio of 84.7% in the 2013 period was comparable to that of the 2012 period. The Retail segment’s benefits expense for the 2013 quarter included the beneficial effect of $54 million in favorable prior-year medical claims reserve development versus $38 million in the 2012 quarter. For the 2013 period, the Retail segment’s benefits expense included the beneficial effect of $319 million in favorable prior-year medical claims reserve development versus $178 million in the 2012 period. These increases in favorable prior-year medical claims reserve development primarily were driven by claims trend for the prior year ultimately developing more favorably than originally expected and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 80 basis points in the 2013 quarter versus approximately 60 basis points in the 2012 quarter, and by approximately 160 basis points in the 2013 period versus approximately 90 basis points in the 2012 period.

Operating costs

•

The Retail segment operating cost ratio of 10.7% for the 2013 quarter decreased 10 basis points from the 2012 quarter. The Retail segment operating cost ratio of 9.7% for the 2013 period decreased 70 basis points from the 2012 period. These decreases reflect scale efficiencies associated with servicing higher year-over-year membership together with our continued focus on operating cost efficiencies, partially offset by investment spending for exchanges under the Health Care Reform Law and state-based contracts.

Employer Group Segment

	September 30,		Change
	2013	2012	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,198,600	1,204,500	(5,900)	(0.5)%
ASO	1,161,000	1,231,100	(70,100)	(5.7)%

Group Medicare Advantage	425,400	367,900	57,500	15.6%
Medicare Advantage ASO	0	27,800	(27,800)	(100.0)%

Total group Medicare Advantage	425,400	395,700	29,700	7.5%

Group Medicare stand-alone PDP	4,200	4,400	(200)	(4.5)%

Total group Medicare	429,600	400,100	29,500	7.4%

Total group medical members	2,789,200	2,835,700	(46,500)	(1.6)%

Group specialty membership (a)	7,207,300	7,088,600	118,700	1.7%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,278	$1,256	$22	1.8%

Group Medicare Advantage	1,193	1,023	170	16.6%
Group Medicare stand-alone PDP	2	2	0	0.0%

Total group Medicare	1,195	1,025	170	16.6%
Group specialty	273	271	2	0.7%

Total premiums	2,746	2,552	194	7.6%

Services	89	91	(2)	(2.2)%

Total premiums and services revenue	$2,835	$2,643	$192	7.3%

Income before income taxes	$69	$47	$22	46.8%
Benefit ratio	84.3%	85.0%		(0.7)%
Operating cost ratio	15.8%	15.9%		(0.1)%

	For the nine months ended September 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$3,819	$3,745	$74	2.0%

Group Medicare Advantage	3,543	3,059	484	15.8%
Group Medicare stand-alone PDP	6	6	0	0.0%

Total group Medicare	3,549	3,065	484	15.8%
Group specialty	823	793	30	3.8%

Total premiums	8,191	7,603	588	7.7%

Services	263	273	(10)	(3.7)%

Total premiums and services revenue	$8,454	$7,876	$578	7.3%

Income before income taxes	$401	$293	$108	36.9%
Benefit ratio	82.1%	82.7%		(0.6)%
Operating cost ratio	15.5%	16.3%		(0.8)%

Pretax Results

•

Employer Group segment pretax income increased $22 million, or 46.8%, to $69 million in the 2013 quarter, and increased $108 million, or 36.9%, to $401 million in the 2013 period reflecting improved operating performance over the prior year. This improvement primarily was due to group Medicare Advantage membership growth and lower benefit and operating cost ratios, as described below.

Enrollment

•

Fully-insured commercial group medical membership of 1,198,600 remained relatively unchanged from September 30, 2012 to September 30, 2013 as an increase in small group business membership was generally offset by lower membership in large group accounts.

•

Fully-insured group Medicare Advantage membership increased 57,500 members, or 15.6%, from September 30, 2012 to September 30, 2013 primarily due to the January 2013 addition of a new large group retirement account.

•	Effective January 1, 2013 we lost our sole group Medicare Advantage ASO account which had 27,800 members at September 30, 2012.

•

Group ASO commercial medical membership decreased 70,100 members, or 5.7%, from September 30, 2012 to September 30, 2013 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership increased 118,700 members, or 1.7%, from September 30, 2012 to September 30, 2013 primarily due to increased cross-selling of our specialty products to our medical membership and growth in stand-alone specialty product sales.

Premiums

•

Employer Group segment premiums increased $194 million, or 7.6%, from the 2012 quarter to the 2013 quarter, and increased $588 million, or 7.7%, from the 2012 period to the 2013 period primarily due to higher average group Medicare Advantage medical membership.

Benefits expense

•

The Employer Group segment benefit ratio decreased 70 basis points from 85.0% in the 2012 quarter to 84.3% in the 2013 quarter primarily due to a decrease in the benefit ratio for our fully-insured commercial group products. The Employer Group segment benefit ratio decreased 60 basis points from 82.7% in the 2012 period to 82.1% in the 2013 period primarily due to higher favorable prior-year medical claims reserve development, partially offset by growth in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products. The Employer Group segment’s benefits expense for the 2013 quarter included the beneficial effect of $11 million in favorable prior-year medical claims reserve development versus $14 million in the 2012 quarter. For the 2013 period, the Employer Group segment’s benefits expense included the beneficial effect of $114 million in favorable prior-year medical claims reserve development versus $41 million in the 2012 period. The increase in favorable prior-year medical claims reserve development from the 2012 period to the 2013 period primarily was driven by claims trend for the prior year ultimately developing more favorably than originally expected and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. This favorable prior-year medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 40 basis points in the 2013 quarter versus approximately 50 basis points in the 2012 quarter, and by approximately 140 basis points in the 2013 period versus approximately 50 basis points in the 2012 period.

Operating costs

•

The Employer Group segment operating cost ratio of 15.8% for the 2013 quarter decreased 10 basis points from the 2012 quarter. For the 2013 period, the Employer Group segment operating cost ratio of 15.5% decreased 80 basis points from the 2012 period. These decreases primarily reflect continued savings as a result of our operating cost reduction initiatives and growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products, partially offset by investment spending in technology capabilities.

Healthcare Services Segment

	For the three months ended September 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Revenues:
Services:
Provider services	$287	$248	$39	15.7%
Home care services	23	19	4	21.1%
Pharmacy solutions	17	3	14	466.7%
Integrated behavioral health services	1	1	0	0.0%

Total services revenues	328	271	57	21.0%

Intersegment revenues:
Pharmacy solutions	3,330	2,767	563	20.3%
Provider services	215	63	152	241.3%
Home care services	88	43	45	104.7%
Integrated behavioral health services	32	35	(3)	(8.6)%

Total intersegment revenues	3,665	2,908	757	26.0%

Total services and intersegment revenues	$3,993	$3,179	$814	25.6%

Income before income taxes	$156	$144	$12	8.3%
Operating cost ratio	95.2%	94.8%		0.4%

	For the nine months ended September 30,		Change
	2013	2012	Dollars	Percentage
		(in millions)
Revenues:
Services:
Provider services	$859	$722	$137	19.0%
Home care services	69	19	50	263.2%
Pharmacy solutions	39	11	28	254.5%
Integrated behavioral health services	2	1	1	100.0%

Total services revenues	969	753	216	28.7%

Intersegment revenues:
Pharmacy solutions	9,627	8,525	1,102	12.9%
Provider services	665	162	503	310.5%
Home care services	220	121	99	81.8%
Integrated behavioral health services	94	99	(5)	(5.1)%

Total intersegment revenues	10,606	8,907	1,699	19.1%

Total services and intersegment revenues	$11,575	$9,660	$1,915	19.8%

Income before income taxes	$412	$397	$15	3.8%
Operating cost ratio	95.5%	95.3%		0.2%

Pretax results

•

Healthcare Services segment pretax income of $156 million for the 2013 quarter increased $12 million from the 2012 quarter. For the 2013 period, Healthcare Services segment pretax income of $412 million increased $15 million from the 2012 period. Revenue growth and the pretax income contribution from the acquisition of Metropolitan and our home care services business were generally offset by previously-planned investment spending associated with the integration and build-out of provider practices and chronic care centers.

Script Volume

•

Script volumes for the Retail and Employer Group segment membership increased to approximately 70 million in the 2013 quarter, up 17% versus scripts of approximately 60 million in the 2012 quarter. For the 2013 period, script volumes for the Retail and Employer Group segment membership increased to approximately 204 million, up 15% versus scripts of approximately 177 million in the 2012 period. The year-over-year increases primarily reflect growth associated with higher average medical membership for the 2013 quarter and period than in the 2012 quarter and period.

Services revenue

•

Services revenue increased $57 million, or 21.0%, from the 2012 quarter to $328 million for the 2013 quarter and increased $216 million, or 28.7% from the 2012 period to $969 million for the 2013 period. These increases are primarily due to the acquisitions of Metropolitan and SeniorBridge as well as growth in our provider services operations.

Intersegment revenues

•

Intersegment revenues increased $757 million, or 26.0%, from the 2012 quarter to $3.7 billion for the 2013 quarter and increased $1.7 billion, or 19.1%, from the 2012 period to $10.6 billion for the 2013 period. These increases are primarily due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP, and the acquisition of Metropolitan in the fourth quarter of 2012.

Operating costs

•

The Healthcare Services segment operating cost ratio of 95.2% for the 2013 quarter compared to 94.8% for the 2012 quarter. The segment’s operating cost ratio of 95.5% for the 2013 period compared to 95.3% for the 2012 period. The increases primarily were due to previously-planned investment spending as discussed above.

Other Businesses

Pretax income for our Other Businesses of $23 million for the 2013 quarter declined $33 million from $56 million for the 2012 quarter primarily due to higher revenues in the 2012 quarter associated with risk sharing arrangements under our previous TRICARE South Region contract. Pretax income for our Other Businesses of $51 million for the 2013 period increased $46 million compared to pretax income of $5 million for the 2012 period. The 2013 period includes the beneficial effect of a favorable settlement of contract claims with the DoD primarily associated with litigation settled in the 2012 period, partially offset by costs associated with the loss of our Medicaid contracts in Puerto Rico in the 2013 period, as described previously.

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

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2012 Form 10-K as updated in this report.

Cash and cash equivalents of $1.3 billion at September 30, 2013 were essentially unchanged from December 31, 2012. The change in cash and cash equivalents for the nine months ended September 30, 2013 and 2012 is summarized as follows:

	2013	2012
	(in millions)
Net cash provided by operating activities	$1,732	$1,718
Net cash used in investing activities	(1,143)	(753)
Net cash used in financing activities	(640)	(979)

Decrease in cash and cash equivalents	$(51)	$(14)

Cash Flow from Operating Activities

The increase in operating cash flows from the 2012 period to the 2013 period primarily results from higher earnings and the timing of working capital items.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012	2013 Period Change	2012 Period Change
	(in millions)
IBNR (1)	$2,770	$2,552	$218	$554
Reported claims in process (2)	389	315	74	90
Other benefits payable (3)	911	912	(1)	(440)

Total benefits payable	$4,070	$3,779	291	204

Reconciliation to cash flow statement:
Payables from acquisition			(4)	(73)

Change in benefits payable per cash flow statement resulting in cash from operations			$287	$131

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2012 to September 30, 2013 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2011 to September 30, 2012 primarily was due to the same factors resulting in the increase in benefits payable from December 31, 2012 to September 30, 2013 described above, partially offset by a $324 million decrease in the Military services benefits payable due to the run-out of claims under the previous TRICARE South Region contract that expired on March 31, 2012, as well as a decrease in amounts owed to providers under capitated and risk sharing arrangements. Under the current TRICARE South Region contract effective April 1, 2012, the federal government retains the risk of the cost of health benefits and related benefit obligation.

The detail of total net receivables was as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012	2013 Period Change	2012 Period Change
	(in millions)
Medicare	$434	$422	$12	$(46)
Healthcare services and other	403	346	57	82
Military services	96	59	37	(419)
Allowance for doubtful accounts	(109)	(94)	(15)	(9)

Total net receivables	$824	$733	91	(392)

Reconciliation to cash flow statement:
Receivables from acquisition			(2)	(44)

Change in receivables per cash flow statement resulting in cash from operations			$89	$(436)

Medicare receivables are impacted by the timing of accruals and related collections associated with the CMS risk-adjustment model.

Military services receivables at September 30, 2013 and December 31, 2012 consist of administrative services only fees owed from the federal government for administrative services provided under our current TRICARE South Region contract and final settlement balances due under our previous TRICARE South Region contract that expired on March 31, 2012. The $419 million decrease in Military services receivables from December 31, 2011 to September 30, 2012 primarily resulted from the transition to our current TRICARE South Region contract. As disclosed previously, we account for our current TRICARE South Region contract similar to an administrative services fee only agreement. As such, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements for the current TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows.

In addition to the timing of receipts for premiums and services revenues and payments of benefits expense, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS and changes in the timing of the collection of pharmacy rebates.

Cash Flow from Investing Activities

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $310 million in the 2013 period and $304 million in the 2012 period. Excluding acquisitions, we expect total capital expenditures in 2013 in a range of approximately $425 million to $450 million.

Cash consideration paid for acquisitions, net of cash acquired, of $161 million in the 2013 period primarily relates to the acquisition of American Eldercare in September 2013 and other health and wellness related businesses. Cash consideration paid for acquisitions, net of cash acquired, of $288 million in the 2012 period primarily relates to the acquisitions of Arcadian, SeniorBridge, and other health and wellness related businesses.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $191 million lower than claims payments during the 2013 period and $282 million lower than claims payments during the 2012 period. Under our current administrative services only TRICARE South Region contract that began April 1, 2012, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $10 million during the 2013 period and $65 million during the 2012 period.

We repurchased 3.78 million shares of our common stock for $301 million in the 2013 period and 6.25 million shares of our common stock for $460 million in the 2012 period under share repurchase plans authorized by the Board of Directors. We also acquired shares of our common stock in connection with employee stock plans for an aggregate cost of $24 million in the 2013 period and $53 million in the 2012 period.

During the 2013 period, we paid dividends to stockholders of $125 million compared to $124 million in the 2012 period as discussed further below.

In March 2012, we repaid, without penalty, junior subordinated long-term debt of $36 million.

Future Sources and Uses of Liquidity

Dividends

The following table provides details of dividend payments in 2012 and 2013 to date under our Board approved quarterly cash dividend policy:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
2012 payments
12/30/2011	1/31/2012	$0.25	$41
3/30/2012	4/27/2012	$0.25	$41
6/29/2012	7/27/2012	$0.26	$42
9/28/2012	10/26/2012	$0.26	$41

2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42

In October 2013, the Board declared a cash dividend of $0.27 per share payable on January 31, 2014 to stockholders of record on December 31, 2013. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Repurchases

In April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $557 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the 2012 period, we repurchased 6.25 million shares in open market transactions for $460 million at an average price of $73.66 under previously approved share repurchase authorizations. During the 2013 period, we repurchased 1.22 million shares in open market transactions for $82 million at an average price of $67.59 under a previously approved share repurchase authorization and we repurchased 2.56 million shares in open market transactions for $219 million at an average price of $85.63 under the current authorization. As of November 6, 2013, the remaining authorized amount under the current authorization totaled $781 million.

In connection with employee stock plans, we acquired 0.3 million shares of our common stock for $24 million and 0.6 million shares of our common stock for $53 million during the nine months ended September 30, 2013 and 2012, respectively.

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

Credit Agreement

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving credit agreement which was set to expire in November 2016 and replaced it with a new 5-year $1.0 billion unsecured revolving credit agreement expiring July 2018. Under the new credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.3 billion at September 30, 2013 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.6 billion and an actual leverage ratio of 0.9:1, as measured in accordance with the credit agreement as of September 30, 2013. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At September 30, 2013, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $5.4 million secured under that credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of September 30, 2013, we had $994.6 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million. Our investment-grade credit rating at September 30, 2013 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $676 million at September 30, 2013 compared to $346 million at December 31, 2012. As described above in the section titled “Health Care Reform,” the NAIC is continuing discussions regarding the accounting for the health insurance industry fee required by the Health Care Reform Law which in its present form would restrict surplus in the year preceding payment, beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we may be required to restrict surplus for the 2015 assessment in 2014. Dividends from the subsidiaries to the parent in 2014 could be reduced.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2013, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.1 billion, which exceeded aggregate minimum regulatory requirements of $3.1 billion. The amount of dividends that were paid to our parent company in the 2013 period was approximately $967 million, a decrease of approximately $230 million compared to dividends that were paid for the full year 2012 of approximately $1.2 billion. The year-over-year decline primarily is a result of higher surplus requirements associated with premium growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at September 30, 2013. Our net unrealized position declined $419 million from a net unrealized gain position of $728 million at December 31, 2012 to a net unrealized gain position of $309 million at September 30, 2013. At September 30, 2013, we had gross unrealized losses of $95 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during the three months ended September 30, 2013. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.3 years as of September 30, 2013 and 4.0 years as of December 31, 2012. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $461 million.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2013.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 12 to the condensed consolidated financial statements beginning on page 20 of this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our 2012 Form 10-K:

•

Federal government contracts account for a substantial portion of our revenue and earnings. A delay by Congress in raising the federal government’s debt ceiling, should it occur, could lead to a delay, reduction, suspension or cancellation of federal government spending that could, in turn, have a material adverse effect on our business, cash flows, and profitability.

Since 1917, the federal government’s debt ceiling, or the amount of debt the federal government is permitted to borrow, has been limited by statute and can only be raised by an act of Congress. If the federal government should approach its debt ceiling, and if Congress does not act at that time to raise the debt ceiling, federal government spending may be subject to delay, reduction, suspension or cancellation. The debt cushion now extends through February 7, 2014, with current spending levels being authorized through January 15, 2014. Because a substantial portion of our revenues relates to federal government health care coverage programs, including the Medicare, Military and Medicaid programs, failure to raise the debt ceiling and to provide for regular ongoing scheduled payments to us for both these programs and the maturation of federal government debt obligations would have a material adverse effect on our results of operations, financial position, and cash flows.

•

Our participation in, and the operational functionality of, the new federal and state health insurance exchanges, which have experienced certain technical difficulties in their early implementation, and which entail uncertainties associated with mix and volume of business, could adversely affect our results of operations, financial position, and cash flows.

The Health Care Reform Law requires the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that will become effective January 1, 2014. Open enrollment on the exchanges began on October 1, 2013 and continues until March 31, 2014. Among other things, the exchanges have websites where individuals and small businesses can shop for and purchase health insurance. Certain health insurance exchange websites have experienced certain technical difficulties in their early implementation. The accessibility and functionality of the exchange websites and the accuracy of the information we are provided from them by the federal and state governments are central to both the enrollment process and our ability to understand and service this new member population.

The Health Care Reform Law requires insurers participating on the health insurance exchanges to offer a minimum level of benefits while including guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who will have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to adequately apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our exchange products. These factors, along with the limited information about the individuals who have access to these newly established exchanges that was available when we established premiums, may have a material adverse effect on our results of operations if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended September 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2013	0	$0	0	$871,459,332
August 2013	200,000	92.73	200,000	852,916,572
September 2013	750,768	95.65	750,768	781,118,739

Total	950,768	$95.04	950,768

(1)	As announced on May 1, 2013, in April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of October 30, 2013, the remaining authorized amount under the current authorization totaled $781 million.
(2)	Excludes 0.1 million shares repurchased in connection with employee stock plans.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 6, 2013	By:	/S/ JAMES H. BLOEM
James H. Bloem
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date:	November 6, 2013	By:	/S/ STEVEN E. MCCULLEY
Steven E. McCulley
Vice President and Controller
(Principal Accounting Officer)