Form 10-K/A
period 2012-12-31
HUMANA INC
filed 2014-01-30
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III are incorporated herein by reference to portions of the Registrant’s Proxy Statement filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders held on April 25, 2013.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K (“Amendment No. 2”) amends our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013 and first amended on April 12, 2013 (“Amendment No. 1”).  Amendment No. 1 was filed to revise the index to the Form 10-K filed under Item 15 to clearly denote that Exhibit 10(t) was filed under a request for confidential treatment.

Amendment No. 2 is being filed solely to amend Exhibit 10(t) (the “Exhibit”) to the Form 10-K (Form of Restricted Stock Unit Agreement with Time/Performance Vesting and Agreement not to Compete or Solicit, under the 2011 Stock Incentive Plan).  The Company has limited the redactions in the Exhibit from those made when the Form 10-K was originally filed on February 22, 2013, in response to comments received from the Staff of the Securities and Exchange Commission to the Company’s Confidential Treatment Request filed separately with the Securities and Exchange Commission.  Exhibit 10(t) of this Amendment No. 2 includes the revised Exhibit and replaces Exhibit 10(t) of the Form 10-K in its entirety.  No other changes have been made to the Form 10-K.  This Amendment does not reflect any subsequent events occurring after original filing date of the Form 10-K or modify or update in any way disclosures made in the original filing of the Form 10-K.

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

(r)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(s)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(t)* † **	Form of Company’s Restricted Stock Unit Agreement with Time/Performance Vesting and Agreement not to Compete or Solicit, under the 2011 Stock Incentive Plan.

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

HUMANA INC.

By: /s/ Steven E. McCulley
Steven E. McCulley
Interim Chief Financial Officer (Principal Accounting Officer)

Date: January 29, 2014