Form 10-K
period 2013-12-31
HUMANA INC
filed 2014-02-19
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer   ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2013 was $13,163,683,546 calculated using the average price on June 28, 2013 of $84.60.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2014 was 154,034,320.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 29, 2014.

HUMANA INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

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

General

Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. As of December 31, 2013, we had approximately 12.0 million members in our medical benefit plans, as well as approximately 7.8 million members in our specialty products. During 2013, 75% of our total premiums and services revenue were derived from contracts with the federal government, including 15% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 415,200 members as of December 31, 2013.

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

This Annual Report on Form 10-K, or 2013 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2013 Form 10-K for a description of a number of factors that may adversely affect our results or business.

Health Care Reform

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on many provisions of the Health Care Reform Law have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, or NAIC, there are certain provisions of the law that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of the law on our overall business.

Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. Implementation dates of the Health Care Reform Law began in September 2010 and continue through 2018. The Health Care Reform Law is discussed more fully in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Care Reform.”

Business Segments

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and wellness businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with the Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program as well as our state-based contracts for Medicaid members, both of which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation. See Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for segment financial information.

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with Centers for Medicare and Medicaid Services, or CMS, to administer the LI-NET prescription drug plan program, and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary benefit products, as well as administrative services only products, or ASO, and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy, provider services, home based services, integrated behavioral health services, and predictive modeling and informatics services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care insurance policies.

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

Our Products

Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, generally require a referral from the member’s primary care provider before seeing certain specialty physicians. Preferred provider organizations, or PPOs, provide members the freedom to choose a health care provider without requiring a referral. However PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy, provider services, integrated wellness, and home based services. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.

Our Retail Segment Products

This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2013:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue

	(dollars in millions)
Premiums:
Individual Medicare Advantage	$22,481	54.9%
Medicare stand-alone PDP	3,025	7.4%

Total Retail Medicare	25,506	62.3%
Individual commercial	1,160	2.8%
State-based Medicaid	328	0.8%
Individual specialty	210	0.5%

Total premiums	27,204	66.4%

Services	16	0.1%

Total premiums and services revenue	$27,220	66.5%

Individual Medicare

We have participated in the Medicare program for private health plans for over 30 years and have established a national presence, offering at least one type of Medicare plan in all 50 states. We have a geographically diverse membership base that we believe provides us with greater ability to expand our network of PPO and HMO providers. We employ strategies including health assessments and clinical guidance programs such as lifestyle and fitness programs for seniors to guide Medicare beneficiaries in making cost-effective decisions with respect to their health care. We believe these strategies result in cost savings that occur from making positive behavior changes.

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

Individual Medicare Advantage Products

We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits, including wellness programs, chronic care management, and care coordination, to Medicare eligible persons under HMO, PPO, and Private Fee-For-Service, or PFFS, plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. With each of these products, the beneficiary receives benefits in excess of original Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data analysis techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, care management programs, wellness and prevention programs and, in some instances, a reduced monthly Part B premium. Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to most of our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1.

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

Most of our Medicare PFFS plans are network-based products with in and out of network benefits due to a requirement that Medicare Advantage organizations establish adequate provider networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. In these areas, we offer Medicare PFFS plans that have no preferred network. Individuals in these plans pay us a monthly premium to receive typical Medicare Advantage benefits along with the freedom to choose any health care provider that accepts individuals at rates equivalent to original Medicare payment rates.

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

At December 31, 2013, we provided health insurance coverage under CMS contracts to approximately 2,068,700 individual Medicare Advantage members, including approximately 415,200 members in Florida. These Florida contracts accounted for premiums revenue of approximately $6.0 billion, which represented approximately 27% of our individual Medicare Advantage premiums revenue, or 15% of our consolidated premiums and services revenue for the year ended December 31, 2013.

Our HMO and PPO products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2014, and all of our product offerings filed with CMS for 2014 have been approved.

Individual Medicare Stand-Alone Prescription Drug Products

We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP plan co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Medicare Part D Provisions.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2014, and all of our product offerings filed with CMS for 2014 have been approved.

We have administered CMS’s LI-NET prescription drug plan program since 2010. This program allows individuals who receive Medicare’s low-income subsidy to also receive immediate prescription drug coverage at the point of sale if they are not already enrolled in a Medicare Part D plan. CMS temporarily enrolls newly identified individuals with both Medicare and Medicaid into the LI-NET prescription drug plan program, and subsequently transitions each member into a Medicare Part D plan that may or may not be a Humana Medicare plan.

Medicare and Medicaid Dual Eligible and Long-Term Care Support Services

Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. The dual eligible population represents a disproportionate share of Medicaid and Medicare costs. There were approximately 9 million dual eligible individuals in the United States in 2013, trending upward due to Medicaid eligibility expansions and individuals aging in to the Medicare program. These dual eligibles may enroll in a privately-offered Medicare Advantage product, but may also receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. The dual eligible population is a strategic area of focus for us and we are leveraging the capabilities of our integrated care delivery model, including care management programs particularly as they relate to chronic conditions, to expand our services to this population. As of December 31, 2013, we served approximately 312,300 dual eligible members in our Medicare Advantage plans and approximately 954,900 dual eligible members in our stand-alone prescription drug plans.

Since the enactment of the Health Care Reform Law, states are pursuing stand-alone dual eligible CMS demonstration programs in which Medicare, Medicaid, and Long-Term Care Support Services (LTSS) benefits are more tightly integrated. Eligibility for participation in these stand-alone dual eligible demonstration programs may require state-based contractual relationships in existing Medicaid programs. We were successful in our bids for state-based contracts in Florida and Virginia in 2013 and in Ohio, Illinois, and Kentucky in 2012. Ohio, Illinois, and Virginia are contracts for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the state-based Medicaid program. We partner with organizations, including CareSource Management Group Company, to serve individuals in certain states. We began serving members in Kentucky and certain LTSS regions in Florida in 2013, and we expect to begin serving new members in Ohio, Illinois, Virginia, and Florida at various dates between the first quarter and third quarter of 2014.

LTSS eligible beneficiaries heavily overlap with the dual eligible population. On September 6, 2013, we acquired American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida, serving frail and elderly individuals in home and community-based settings. American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and has contracts to provide Medicaid long-term support services across the entire state of Florida. The enrollment effective dates for the various regions range from August 2013 to March 2014.

Individual Commercial Coverage

Our individual health plans are marketed under the HumanaOne® brand. We offer products both on and off of the public exchange, including exchange offerings in certain metropolitan areas in 14 states. We offer products on exchanges where we can achieve an affordable cost of care, including HMO offerings and select networks in most markets. Our off-exchange products offered in 22 states are primarily PPO and POS offerings, including plans issued prior to 2014 that were previously underwritten. In addition, we offer most of our on exchange products off exchange as well. Policies issued prior to the enactment of the Health Care Reform Law on March 23, 2010 are grandfathered policies. Grandfathered policies are exempt from the requirements of the Health Care Reform Law, including mandated benefits. However, our grandfathered plans include provisions that guarantee renewal of coverage for as long as the individual chooses. Policies issued between March 23, 2010 and December 31, 2013 are required to conform to the Health Care Reform Law, including mandated benefits, upon renewal in 2014 or 2015, depending on the state.

The initial open enrollment period began for plans effective January 1, 2014 offered through federally facilitated, federal-state partnerships or state-based exchanges for individuals on October 1, 2013. Federal and state regulatory changes in December 2013 extended the enrollment deadline for January 1, 2014 insurance coverage from December 15, 2013 to December 24, 2013, required plans to accept payment for policies with a start date of January 1, 2014 as late as December 31, 2013 (we voluntarily extended our deadline for payment to January 31, 2014 and voluntarily extended our deadline for payment to February 28, 2014 for policies with a start date of February 1), and allowed certain individuals to remain in their existing underwritten off-exchange health plans that are not compliant with the Health Care Reform Law. Individuals have until March 31, 2014 to enroll for insurance without paying the penalty imposed by the Health Care Reform Law.

Prior to 2014, our HumanaOne® plans primarily were offered as PPO plans in 27 states where we could generally underwrite risk and utilize our existing networks and distribution channels. As indicated above, this individual product included provisions mandated by law to guarantee renewal of coverage for as long as the individual chooses.

Rewards-based wellness programs are included with many individual products. We also offer optional benefits such as dental, vision, life, and a portfolio of financial protection products.

Informatics

As discussed previously, at the core of our strategy is our integrated care delivery model. We are focused on proactive clinical outreach and member engagement. Accordingly, our Retail Segment uses the informatics and predictive modeling capabilities of our Healthcare Services segment to identify members in need of clinical intervention, as further described under the section titled “Our Healthcare Services Segment Products” herein.

Employer Group Segment Products

This segment is comprised of products sold to employer groups including medical and supplemental benefit plans as well as health and wellness products as described in the discussion that follows. The following table presents our premiums and services revenue for the Employer Group segment by product for the year ended December 31, 2013:

	Employer Group Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue

	(dollars in millions)
External Revenue:
Premiums:
Fully-insured commercial group	$5,117	12.5%
Group Medicare Advantage	4,710	11.5%
Group Medicare stand-alone PDP	8	0.0%

Total group Medicare	4,718	11.5%
Group specialty	1,095	2.7%

Total premiums	10,930	26.7%

Services	357	0.9%

Total premiums and services revenue	$11,287	27.6%

Intersegment services revenue:
Wellness	$51	n/a

Total intersegment services revenue	$51

n/a – not applicable

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

As with individual commercial policies, employers can customize their offerings with optional benefits such as dental, vision, life, and a portfolio of voluntary benefit products.

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

Wellness

We offer wellness solutions including our Humana Vitality® wellness and loyalty rewards program, health coaching, and fitness programs.

We provide employee assistance programs and coaching services primarily to our employer group customers. Services include a comprehensive turn-key coaching program, an enhancement to a medically based coaching protocol and a platform that makes coaching programs more efficient.

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

Our Healthcare Services Segment Products

The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment is comprised of stand-alone businesses that offer services including pharmacy solutions, provider services, home based services, integrated behavioral health services, and predictive modeling and informatics services to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2013:

	Healthcare Services Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue

	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$13,079	n/a
Provider services	1,120	n/a
Home based services	326	n/a
Integrated behavioral health services	126	n/a

Total intersegment revenue	$14,651

External services revenue:
Provider services	$1,127	2.8%
Home based services	94	0.2%
Pharmacy solutions	59	0.1%
Integrated behavioral health services	2	0.0%

Total external services revenue	$1,282	3.1%

n/a – not applicable

Pharmacy solutions

Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand, generic, and specialty drugs and diabetic supplies through RightSourceRx®, as well as research services.

Provider services

Our subsidiary, Concentra Inc.®, acquired in 2010, delivers primary care, occupational medicine, urgent care, physical therapy, and wellness services to employees and the general public through its operation of medical centers and worksite medical facilities.

Our CAC Medical Centers, or CAC, in South Florida operate full-service, multi-specialty medical centers staffed by primary care providers and medical specialists practicing cardiology, endocrinology, geriatric medicine, internal medicine, ophthalmology, neurology, and podiatry.

Our subsidiary, Metropolitan Health Networks, Inc., or Metropolitan, and our noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, both acquired in 2012, are Medical Services Organizations, or MSOs, that coordinate medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida and Texas. These MSOs represent key components of our integrated care delivery model which we believe is scalable to new markets.

Integrated behavioral health services

Corphealth, Inc. (d/b/a LifeSynch®), a Humana subsidiary, offers care management services through an innovative suite of integrated products, integrating behavioral health services with wellness programs, and employee assistance programs and work-life services.

Home based services

Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs.

Home based services include the operations of SeniorBridge Family Companies, Inc., or SeniorBridge, acquired in 2012, and Humana Cares®. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies, such as Florida, with a high concentration of members living with multiple chronic conditions.

Informatics

We supplement our existing clinical capabilities with technology. We believe that technology represents a significant opportunity in health care that positively impacts our members. We have enhanced our health information technology capabilities enabling us to create a more complete view of an individual’s health, designed to connect, coordinate and simplify health care while reducing costs. These capabilities include our health care analytics engine, which reviews millions of clinical data points each day to provide members, providers, and payers real-time clinical insights and gaps-in-care data to improve health outcomes, as well as technology that allows disparate electronic health record systems and Humana to share data that gives providers a comprehensive view of the patient and enables the exchange of essential health information in real-time. As we have integrated these and related assets into our operations over the past few years, we have enhanced our ability to leverage predictive modeling capabilities that enable us to anticipate, rather than react to, our members’ health needs.

Other Businesses

Products and services offered by our Other Businesses are described in the discussion that follows. The following table presents our premiums and services revenue for our Other Businesses for the year ended December 31, 2013:

	Other Businesses Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue

	(dollars in millions)
Premiums:
Military services	$25	0.1%
Puerto Rico Medicaid	629	1.5%
Closed-block long-term care insurance policies	41	0.1%

Total premiums	695	1.7%

Services	454	1.1%

Total premiums and services revenue	$1,149	2.8%

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

We have participated in the TRICARE program since 1996 under contracts with the DoD. On April 1, 2012, we began delivering services under our current TRICARE South Region contract that the Defense Health Agency, or DHA (formerly known as the TRICARE Management Activity), awarded to us on February 25, 2011. Under the current contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. Accordingly, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement. Our current TRICARE South Region contract covers approximately 3,101,800 eligible beneficiaries as of December 31, 2013 in Florida, Georgia, South Carolina, Mississippi, Alabama, Tennessee, Louisiana, Arkansas, Texas, Oklahoma, and Kentucky (the Fort Campbell area only). The South Region is one of the three regions in the United States as defined by the Department of Defense. We have subcontracted with third parties to provide selected administration and specialty services under the contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On January 27, 2014, we received notice from the DHA of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2015.

Puerto Rico Medicaid

Our Puerto Rico Medicaid business consisted of contracts with the Puerto Rico Health Insurance Administration, or PRHIA, for the East, Southeast, and Southwest. On June 26, 2013, the Puerto Rico Health Insurance Administration notified us of its election not to renew these contracts which ended June 30, 2013. Contractual transition provisions required the continuation of insurance coverage for beneficiaries through September 30, 2013 and also require an additional period of time thereafter to process residual claims.

Closed Block of Long-Term Care Insurance Policies

We have a non-strategic closed block of approximately 33,300 long-term care insurance policies associated with our acquisition of KMG America Corporation in 2007. Long-term care insurance policies are intended to protect the insured from the cost of long-term care services including those provided by nursing homes, assisted living facilities, and adult day care as well as home health care services. No new policies have been written since 2005 under this closed block.

Membership

The following table summarizes our total medical membership at December 31, 2013, by market and product:

	Retail Segment				Employer Group Segment
	(in thousands)
	Individual Medicare Advantage	Individual Medicare stand- alone PDP	Individual Commercial	State- based contracts	Fully- insured commercial Group	Group Medicare Advantage and stand- alone PDP	ASO	Other Businesses	Total	Percent of Total
Florida	415.2	278.6	82.1	70.0	152.7	22.8	38.7	0	1,060.1	8.8%
Texas	153.9	224.3	107.7	0	293.6	58.3	111.9	0	949.7	7.9%
Kentucky	55.8	120.1	25.0	15.5	104.5	76.3	488.5	0	885.7	7.4%
Ohio	61.4	105.7	7.7	0	53.2	148.4	141.1	0	517.5	4.3%
Illinois	72.9	106.8	39.0	0	134.0	9.0	93.4	0	455.1	3.8%
California	24.2	348.6	5.1	0	0.1	0.1	0.1	0	378.2	3.2%
Georgia	72.2	63.4	72.2	0	120.3	7.6	41.1	0	376.8	3.1%
Wisconsin	49.1	62.4	13.6	0	88.7	13.1	116.0	0	342.9	2.9%
Missouri/Kansas	81.8	140.4	15.2	0	44.8	5.3	7.4	0	294.9	2.5%
Tennessee	108.3	74.3	22.4	0	44.6	2.1	38.8	0	290.5	2.4%
Louisiana	114.9	38.7	20.8	0	50.4	6.7	29.2	0	260.7	2.2%
Virginia	107.4	86.3	4.3	0	0	3.5	0	0	201.5	1.7%
North Carolina	71.8	117.9	5.8	0	0.1	0.5	0	0	196.1	1.6%
Indiana	54.2	78.4	8.7	0	21.7	3.7	18.0	0	184.7	1.5%
Michigan	48.6	96.8	12.0	0	10.3	13.1	2.6	0	183.4	1.5%
Colorado	27.6	61.4	37.0	0	18.4	6.2	0.4	0	151.0	1.3%
Arizona	45.2	53.1	19.3	0	24.8	1.5	2.1	0	146.0	1.2%
Military services	0	0	0	0	0	0	0	3,101.8	3,101.8	25.9%
Others	504.2	1,214.5	102.2	0	74.8	55.1	33.5	23.4	2,007.7	16.8%

Totals	2,068.7	3,271.7	600.1	85.5	1,237.0	433.3	1,162.8	3,125.2	11,984.3	100.0%

Provider Arrangements

We provide our members with access to health care services through our networks of health care providers whom we employ or with whom we have contracted, including hospitals and other independent facilities such as outpatient surgery centers, primary care providers, specialist physicians, dentists, and providers of ancillary health care services and facilities. These ancillary services and facilities include laboratories, ambulance services, medical equipment services, home health agencies, mental health providers, rehabilitation facilities, nursing homes, optical services, and pharmacies. Our membership base and the ability to influence where our members seek care generally enable us to obtain contractual discounts with providers.

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

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling conditioned on deficit reductions to be achieved over the next ten years. The Budget Control Act of 2011 also established a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. The failure of the Joint Select Committee on Deficit Reduction to achieve a targeted deficit reduction by December 23, 2011 triggered an automatic reduction, including aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. These reductions took effect on April 1, 2013, and the Bipartisan Budget Act of 2013, enacted on December 26, 2013, extended the reductions for two years. We expect a corresponding substantial reduction in our obligations to providers. Due to the uncertainty around the application of any such reductions, there can be no assurances that we can completely offset any reductions to the Medicare healthcare programs applied by the Budget Control Act of 2011. See “Legal Proceedings and Certain Regulatory Matters” in Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Capitation

For some of our medical membership, we share risk with providers under capitation contracts where physicians and hospitals accept varying levels of financial risk for a defined set of membership, primarily HMO membership. Under the typical capitation arrangement, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to cover all or a defined portion of the benefits provided to the capitated member.

We believe these risk-based models represent a key element of our integrated care delivery model at the core of our strategy. Our health plan subsidiaries may enter into these risk-based contracts with third party providers or our owned provider subsidiaries, including Metropolitan, an MSO acquired December 21, 2012.

At December 31, 2013, approximately 671,000 members, or 5.6% of our medical membership, were covered under risk-based contracts, including 561,500 individual Medicare Advantage members, or 27.1% of our total individual Medicare Advantage membership. The termination of our Puerto Rico Medicaid contract effective September 30, 2013 resulted in a decline in the total number of members covered under risk-based contracts from 1,131,700 members at December 31, 2012.

Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and monitor the financial performance and solvency of our capitated providers. However, we delegated claim processing functions under capitation arrangements covering approximately 116,200 HMO members, including 84,400 individual Medicare Advantage members, at December 31, 2013, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $693 million, or 2.1% of total benefits expense, for the year ended December 31, 2013. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

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

Recredentialing of participating providers occurs every two to three years, depending on applicable state laws. Recredentialing of participating providers includes verification of their medical licenses, review of their malpractice liability claims histories, review of their board certifications, if applicable, and review of applicable quality information. A committee, composed of a peer group of providers, reviews the applications of providers being considered for credentialing and recredentialing.

We request accreditation for certain of our health plans and/or departments from NCQA, the Accreditation Association for Ambulatory Health Care, and the URAC. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Certain commercial businesses, like those impacted by a third-party labor agreement or those where a request is made by the employer, may require or prefer accredited health plans.

NCQA reviews our compliance based on standards for quality improvement, credentialing, utilization management, member connections, and member rights and responsibilities. We have achieved and maintained NCQA accreditation in most of our commercial, Medicare and Medicaid HMO/POS markets with enough history and membership, except Puerto Rico, and for many of our PPO markets.

Sales and Marketing

We use various methods to market our products, including television, radio, the Internet, telemarketing, and direct mailings.

At December 31, 2013, we employed approximately 1,800 sales representatives, as well as approximately 1,100 telemarketing representatives who assisted in the marketing of individual Medicare and individual commercial health insurance and specialty products in our Retail segment, including making appointments for sales representatives with prospective members. We also market our individual Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations, and Neighborhood Markets across the country which provides an opportunity to enroll Medicare eligible individuals in person. In addition, we market our individual Medicare and individual commercial health insurance and specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual commercial health insurance and specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

In our Employer Group segment, individuals may become members of our commercial HMOs and PPOs through their employers or other groups, which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. In addition, we have begun to offer plans to employer groups through private exchanges. Employers can give their employees a set amount of money and then direct them to a private exchange. There, employees can shop for a health plan and other benefits based on what the employer has selected as options. We also sell group Medicare Advantage products through large employers. We use licensed independent brokers, independent agents, and employees to sell our group products. Many of our larger employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We pay brokers and agents using the same commission structure described above for our individual commercial health insurance and specialty products.

Underwriting

Beginning in 2014, the Health Care Reform Law requires all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments. Accordingly, newly issued individual and group health plans are not subject to underwriting in 2014 and beyond. Further, underwriting techniques are not employed in connection with our Medicare, military services, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or prior medical history.

Prior to 2014, through the use of internally developed underwriting criteria, we determined the risk we were willing to assume and the amount of premium to charge for our commercial products. In most instances, employer and other groups had to meet our underwriting standards in order to qualify to contract with us for coverage.

Competition

The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs, including HMOs and PPOs owned by Blue Cross/Blue Shield plans. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled “Risk Factors” in this 2013 Form 10-K.

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

For a description of certain material current activities in the federal and state legislative areas, see the section entitled “Risk Factors” in this 2013 Form 10-K.

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

Employees

As of December 31, 2013, we had approximately 52,000 employees and an additional approximately 2,500 medical professionals working under management agreements between Concentra and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

ITEM 1A.	RISK FACTORS

If we do not design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, if we are unable to implement clinical initiatives to provide a better health care experience for our members, lower costs and appropriately document the risk profile of our members, or if our estimates of benefits expense are inadequate, our profitability may be materially adversely affected. We estimate the costs of our benefits expense payments, and design and price our products accordingly, using actuarial methods and assumptions based upon, among other relevant factors, claim payment patterns, medical cost inflation, and historical developments such as claim inventory levels and claim receipt patterns. These estimates, however involve extensive judgment, and have considerable inherent variability because they are extremely sensitive to changes in claim payment patterns and medical cost trends.

We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers (predetermined amounts paid to cover services), and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to claim payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services, including prescription drugs;

•	increased cost of such services;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	changes in the demographic characteristics of an account or market;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	changes in our pharmacy volume rebates received from drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. hurricanes and earthquakes);

•	the introduction of new or costly treatments, including new technologies;

•	medical cost inflation; and

•	government mandated benefits or other regulatory changes, including any that result from Health Care Reform Law.

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

In addition, we also estimate costs associated with long-duration insurance policies including long-term care, life insurance, annuities, and certain health and other supplemental insurance policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). Because these policies have long-term claim payout periods, there is a greater risk of significant variability in claims costs, either positive or negative. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs. Future policy benefits payable include $1.4 billion at December 31, 2013 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 KMG America Corporation acquisition. Long-term care insurance policies provide nursing home and home health coverage for which premiums are collected many years in advance of benefits paid, if any. Therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual interest, morbidity, mortality, and maintenance expense assumptions from those assumed in our reserves are particularly significant to our closed block of long-term care insurance policies. We monitor the loss experience of these long-term care insurance policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, to the extent premium rate increases or loss experience vary from the assumptions we have locked in, additional future adjustments to reserves could be required. For example, we were required to unlock, modify our assumptions, and increase future policy benefits payable in the fourth quarter of each of 2010 and 2013.

Failure to adequately price our products or estimate sufficient benefits payable or future policy benefits payable may result in a material adverse effect on our results of operations, financial position, and cash flows.

We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program. We may also face increased competition due to participation by other insurers in the health insurance exchanges implemented under the Health Care Reform Law. We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform, and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs.

The policies and decisions of the federal and state governments regarding the Medicare, military, and Medicaid programs in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the premiums or other revenues to us under the programs, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, health care services, and other costs associated with these programs. Legislative or regulatory actions, such as those resulting in a reduction in premium payments to us, an increase in our cost of administrative and health care services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows.

Premium increases, introduction of new product designs, and our relationships with our providers in various markets, among other issues, could also affect our membership levels. Other actions that could affect membership levels include our possible exit from or entrance into Medicare or commercial markets, or the termination of a large contract.

If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets to keep or increase our market share, if membership does not increase as we expect, if membership declines, or if we lose membership with favorable medical cost experience while retaining or increasing membership with unfavorable medical cost experience, our results of operations, financial position, and cash flows may be materially adversely affected.

If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, our state-based contracts strategy, and our participation in the new health insurance exchanges, our business may be materially adversely affected, which is of particular importance given the concentration of our revenues in these products.

Our future performance depends in large part upon our management team’s ability to execute our strategy to position us for the future. This strategy includes opportunities created by the expansion of our Medicare programs, including our HMO, PPO, and stand-alone PDP products, the successful implementation of our integrated care delivery model, our strategy with respect to state-based contracts, including those covering members dually eligible for the Medicare and Medicaid programs, and our participation in health insurance exchanges.

We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. Over the last few years we have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We are offering both the stand-alone Medicare prescription drug coverage and Medicare Advantage health plan with prescription drug coverage in addition to our other product offerings. We offer the Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia. The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 74% of our total premiums and services revenue for the year ended December 31, 2013 generated from our Medicare products, in particular our contracts with CMS in Florida. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.

The recently implemented Health Care Reform Law created a federal Medicare-Medicaid Coordination Office to serve dual eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state demonstration projects to experiment with better coordination of care between Medicare and Medicaid. Depending upon the results of those demonstration projects, CMS may change the way in which dual eligibles are serviced. If we are unable to implement our strategic initiatives to address the dual eligibles opportunity, including our participation in state-based contracts, or if our initiatives are not successful at attracting or retaining dual eligible members, our business may be materially adversely affected.

Additionally, our strategy includes the growth of our commercial products, including participation in the new health insurance exchanges, introduction of new products and benefit designs, including HumanaVitality and other wellness products, growth of our specialty products such as dental, vision and other supplemental products, the adoption of new technologies, development of adjacent businesses, and the integration of acquired businesses and contracts.

There can be no assurance that we will be able to successfully implement our operational and strategic initiatives, including implementing our integrated care delivery model, that are intended to position us for future growth or that the products we design will be accepted or adopted in the time periods assumed. Failure to implement this strategy may result in a material adverse effect on our results of operations, financial position, and cash flows.

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

Federal regulations related to the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) contain minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. ICD-9, the current system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States, will be replaced by ICD-10 code sets on October 1, 2014. For dates of service on or after that date, health plans and providers will be required to use ICD-10 codes for such diagnoses and procedures. While we have prepared for the transition to ICD-10, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance, which could have a material adverse effect on our results of operations, financial position and cash flows. In addition, if some providers continue to use ICD-9 codes on claims after October 1, 2014, we will have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner. If we do not adequately implement the new ICD-10 coding set, our results of operations, financial position and cash flows may be materially adversely affected.

We are involved in various legal actions and governmental and internal investigations, any of which, if resolved unfavorably to us, could result in substantial monetary damages. Increased litigation and negative publicity could increase our cost of doing business.

We are or may become a party to a variety of legal actions that affect our business, including breach of contract actions, employment and employment discrimination-related suits, employee benefit claims, securities laws claims, and tort claims.

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

•

provider disputes over compensation or non-acceptance or termination of provider contracts or provider contract disputes relating to rate adjustments resulting from the Balance Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”);

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

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 77% of our total premiums and services revenue for the year ended December 31, 2013. These programs involve various risks, as described further below.

•

At December 31, 2013, under our contracts with CMS we provided health insurance coverage to approximately 415,200 individual Medicare Advantage members in Florida. These contracts accounted for approximately 15% of our total premiums and services revenue for the year ended December 31, 2013. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•

At December 31, 2013, our military services business primarily consisted of the TRICARE South Region contract which covers approximately 3,101,800 beneficiaries. For the year ended December 31, 2013, premiums and services revenue associated with the TRICARE South Region contract accounted for approximately 1% of our total premiums and services revenue. On April 1, 2012, we began delivering services under the current TRICARE South Region contract that the Defense Health Agency, or DHA (formerly known as the TRICARE Management Activity), awarded to us on February 25, 2011. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On January 27, 2014, we received notice from the DHA of its intent to exercise its option to extend the TRICARE

South Region contract through March 31, 2015. The loss of the TRICARE South Region contract, should it occur, may have a material adverse effect on our results of operations, financial position, and cash flows.

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

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. Selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. On November 5, 2013, we were notified that one of our Medicare Advantage contracts had been selected for audit for contract year 2011.

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. During 2012, we completed internal contract level audits of certain 2011 contracts based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits was an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) and 2012 on the results of these internal contract level audits for contract year 2011. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

•

Our CMS contracts which cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS.

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $26 million at December 31, 2013.

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

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or payment which we would have otherwise received as a low-income subsidy or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS.

•

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling conditioned on deficit reductions to be achieved over the next ten years. The Budget Control Act of 2011 also established a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. The failure of the Joint Select Committee on Deficit Reduction to achieve a targeted deficit reduction by December 23, 2011 triggered an automatic reduction, including aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. These reductions took effect on April 1, 2013, and the Bipartisan Budget Act of 2013, enacted on December 26, 2013, extended the reductions for two years. We expect a corresponding substantial reduction in our obligations to providers. Due to the uncertainty around the application of any such reductions, there can be no assurances that we can completely offset any reductions to the Medicare healthcare programs applied by the Budget Control Act of 2011.

•

We are also subject to various other governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations are also conducted by state attorney generals, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, and the Defense Contract Audit Agency. All of these activities could result in the loss of licensure or the right to participate in various programs, including a limitation on our ability to market or sell products, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. The outcome of any current or future governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such outcome of litigation, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. Certain of these matters could also affect our reputation. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

Recently implemented health care reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, could have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs by, among other things, requiring a minimum benefit ratio on insured products, lowering our Medicare payment rates and increasing our expenses associated with a non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows. In addition, if we are unable to adjust our business model to address the non-deductible health insurance industry fee and other assessments, including a three-year commercial reinsurance fee, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on many provisions of the Health Care Reform Law have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, there are certain provisions of the law that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of the law on our overall business.

The provisions of the Health Care Reform Law include, among others, imposing a significant new non-deductible health insurance industry fee and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premiums revenue to be expended on medical costs for insured products, additional mandated benefits and guarantee issuance associated with commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices. The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), establishes federally-facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers, and expands eligibility for Medicaid programs. In addition, the Health Care Reform Law has increased and will continue to increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. Implementation dates of the provisions of the Health Care Reform Law began in September 2010 and continue through 2018.

Implementing regulations and related interpretive guidance continue to be issued on certain provisions of the Health Care Reform Law. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Health Care Reform Law will change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to Health Care Reform Law and adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law in 2015 related to claims paid in 2014). If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. In addition, if we are unable to adjust our business model to address the non-deductible health insurance industry fee and other assessments, including a three-year commercial reinsurance fee, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

Our participation in, and the operational functionality of, the new federal and state health insurance exchanges, which have experienced certain technical difficulties in their early implementation, and which entail uncertainties associated with mix and volume of business, could adversely affect our results of operations, financial position, and cash flows.

The Health Care Reform Law requires the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014. Open enrollment on the exchanges began on October 1, 2013 and continues until March 31, 2014. Among other things, the exchanges have websites where individuals and small employers can shop for and purchase health insurance. Certain health insurance exchange websites have experienced technical difficulties in their early implementation. The accessibility and functionality of the exchange websites and the accuracy of the information we are provided from them by the federal and state governments are central to both the enrollment process and our ability to understand and service this new member population.

The Health Care Reform Law requires insurers participating on the health insurance exchanges to offer a minimum level of benefits and includes guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. When we established premiums, we had limited information about the individuals accessing these newly established exchanges. In addition, regulatory changes to the implementation of the Health

Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law may have an adverse effect on our pool of participants in the health insurance exchange. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.

Our business activities are subject to substantial government regulation. New laws or regulations, or changes in existing laws or regulations or their manner of application, including reductions in Medicare Advantage payment rates, could increase our cost of doing business and may adversely affect our business, profitability, financial condition, and cash flows.

In addition to the Health Care Reform Law, the health care industry in general and health insurance are subject to substantial federal and state government regulation:

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

These regulations set standards for the security of electronic health information. Violations of these rules could subject us to significant criminal and civil penalties, including significant monetary penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA can also expose us to additional liability for violations by our business associates (e.g., entities that provide services to health plans and providers).

The HITECH Act, one part of the American Recovery and Reinvestment Act of 2009, significantly broadened the scope of the privacy and security regulations of HIPAA. On January 17, 2013, HHS issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act, or GINA. The omnibus final rule became effective on March 26, 2013, with a compliance date of September 23, 2013. Among other requirements, the HITECH Act and Omnibus final rule mandates individual notification in the event of a breach of unsecured, individually identifiable health information, provides enhanced penalties for HIPAA violations, requires business associates to comply with certain provisions of the HIPAA privacy and security rule, and grants enforcement authority to states’ Attorney Generals in addition to the HHS Office of Civil Rights.

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

Workers’ Compensation Laws and Regulations

In performing services for the workers’ compensation industry through our subsidiary Concentra, we must comply with applicable state workers’ compensation laws. Workers’ compensation laws generally require employers to assume financial responsibility for medical costs, lost wages, and related legal costs of work-related illnesses and injuries. These laws generally establish the rights of workers to receive benefits and to appeal benefit denials, prohibit charging medical co-payments or deductibles to employees, may restrict employers’ rights to select healthcare providers or direct an injured employee to a specific provider to receive non-emergency workers’ compensation medical care, and may include special requirements for physicians providing non-emergency care for workers’ compensation patients, including requiring registration with the state agency governing workers’ compensation, as well as special continuing education and training, licensing and other regulatory requirements. To the extent that we are governed by these regulations, we may be subject to additional licensing requirements, financial oversight, and procedural standards for beneficiaries and providers.

Corporate Practice of Medicine and Other Laws

As a corporate entity, Humana Inc. is not licensed to practice medicine. Many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. Under management agreements between certain of our subsidiaries and affiliated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We believe that our health services operations comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, any enforcement actions by governmental officials alleging non-compliance with these statutes, which could subject us to penalties or restructuring or reorganization of our business, may result in a material adverse effect on our results of operations, financial position, or cash flows.

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

Our licensed insurance subsidiaries are also subject to regulation under state insurance holding company and Puerto Rico regulations. These regulations generally require, among other things, prior approval and/or notice of new products, rates, benefit changes, and certain material transactions, including dividend payments, purchases or sales of assets, intercompany agreements, and the filing of various financial and operational reports.

Any failure to manage operating costs could hamper profitability.

The level of our operating costs impacts our profitability. While we proactively attempt to effectively manage such expenses, increases or decreases in staff-related expenses, additional investment in new products (including our opportunities in the Medicare programs, state-based contracts, participation in health insurance exchanges, and expansion of clinical capabilities as part of our integrated care delivery model), investments in health and well-being product offerings, acquisitions, new taxes and assessments (including the non-deductible health insurance industry fee and other assessments under the Health Care Reform Law), and implementation of other regulatory requirements may occur from time to time.

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

We employ or contract with physicians, hospitals and other providers to deliver health care to our members. Our products encourage or require our customers to use these contracted providers. A key component of our integrated care delivery strategy is increases in the number of providers who share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner.

In any particular market, providers could refuse to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations, or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate unfavorable contracts with us or place us at a competitive disadvantage, or do not enter into contracts with us that encourage the delivery of quality medical services in a cost-effective manner, our ability to market products or to be profitable in those areas may be adversely affected.

In some situations, we have contracts with individual or groups of primary care providers for an actuarially determined, fixed, per-member-per-month fee under which physicians are paid an amount to provide a basket of required medical services to our members. This type of contract is referred to as a “capitation” contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events may have a material adverse effect on the provision of services to our members and our results of operations, financial position, and cash flows.

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

Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price, which is referred to as “AWP,” average selling price, which is referred to as “ASP,” and wholesale acquisition cost. It is uncertain whether payors, pharmacy providers, pharmacy benefit managers, or PBMs, and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of AWP for federal program payment, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs.

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

Our ability to obtain funds from certain of our licensed subsidiaries is restricted by state insurance regulations.

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., our parent company. Certain of our insurance subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these insurance subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $5.5 billion and $5.1 billion as of December 31, 2013 and 2012, respectively, which exceeded aggregate minimum regulatory requirements of $3.5 billion and $3.4 billion, respectively. A significant increase in premium volume will require additional capitalization from our parent company. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2014 is approximately $840 million in the aggregate. This compares to dividends that were paid to our parent company in 2013 of approximately $967 million. However, actual dividends paid from the subsidiaries to the parent in 2014 could be reduced as a result of the proposed statutory accounting for the health insurance industry fee, discussed below, combined with higher surplus requirements associated with premium growth due to increases in membership.

The NAIC is continuing discussions regarding the statutory accounting for the health insurance industry fee required by the Health Care Reform Law which in its present form would restrict surplus in the year preceding payment, beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we may be required to restrict surplus for the 2015 assessment ratably in 2014. In 2014, we expect to pay the federal government in the range of $525 million to $575 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a similar increase in our fee in 2015. The health insurance industry fee is not deductible for tax purposes.

Dividends from our non-insurance companies such as in our Healthcare Services segment are generally not restricted by Departments of Insurance.

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

Historically, rating agencies take action to lower ratings due to, among other things, perceived concerns about liquidity or solvency, the competitive environment in the insurance industry, the inherent uncertainty in determining reserves for future claims, the outcome of pending litigation and regulatory investigations, and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under regulatory and public scrutiny over the ratings assigned to various fixed-income products. As a result, rating agencies may (i) become more conservative in their methodology and criteria, (ii) increase the frequency or scope of their credit reviews, (iii) request additional information from the companies that they rate, or (iv) adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

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

Additionally, the continued weakness of the U.S. economy has adversely affected the budget of individual states and of the federal government. This could result in attempts to reduce payments in our federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs, and could result in an increase in taxes and assessments on our activities. We cannot predict the future funding levels of, or other such changes to, these programs. Although we could attempt to mitigate or cover our exposure from increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs which may have a material adverse effect on our results of operations, financial position, and cash flows.

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

Since 2008, the stock markets have experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have contributed to this volatility. Our stock price has fluctuated and may continue to materially fluctuate in response to a number of events and factors, including:

•	the enactment of, and the potential for additional, health care reform;

•	general economic conditions;

•	quarterly variations in operating results;

•	natural disasters, terrorist attacks and epidemics;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in our markets;

•	regulatory changes;

•	adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our credit ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves, and other financial strength requirements; and

•	limitations on our ability to repurchase our common stock.

These factors could materially reduce our stock price. In addition, broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists, by state, the number of medical centers and administrative offices we owned or leased at December 31, 2013:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	10	106	2	112	230
Texas	4	61	2	42	109
California	—	26	—	21	47
Georgia	1	23	—	17	41
Kentucky	2	9	10	11	32
Illinois	—	20	—	12	32
Colorado	—	22	—	8	30
Arizona	1	18	—	9	28
Tennessee	—	13	—	13	26
Virginia	—	14	—	12	26
Michigan	—	22	—	3	25
Ohio	—	9	—	16	25
Pennsylvania	—	18	—	7	25
New Jersey	—	14	—	10	24
Louisiana	—	11	—	11	22
New York	—	3	—	13	16
South Carolina	—	2	7	7	16
Missouri	—	11	—	4	15
Wisconsin	—	8	1	6	15
Connecticut	—	11	—	3	14
Indiana	—	7	—	7	14
Maryland	—	10	—	4	14
North Carolina	—	6	—	8	14
Oklahoma	—	8	—	6	14
Nevada	—	7	—	5	12
Puerto Rico	—	—	—	9	9
Others	—	45	—	53	98

Total	18	504	22	429	973

The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists, urgent care facilities, and worksite medical facilities. Of the medical centers included in the table above, approximately 59 of these facilities are leased or subleased to our providers to operate.

Our principal executive office is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition to the headquarters in Louisville, Kentucky, we maintain other principal operating facilities used for customer service, enrollment, and/or claims processing and certain other corporate functions in Louisville, Kentucky; Green Bay, Wisconsin; Tampa, Florida; Cincinnati, Ohio; San Antonio, Texas; and San Juan, Puerto Rico.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a variety of legal actions in the ordinary course of business, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. See “Legal Proceedings and Certain Regulatory Matters” in Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2013 and 2012:

	High	Low
Year Ended December 31, 2013
First quarter	$81.52	$66.01
Second quarter	$85.17	$72.10
Third quarter	$99.60	$82.93
Fourth quarter	$105.25	$91.21
Year Ended December 31, 2012
First quarter	$95.50	$85.15
Second quarter	$91.85	$74.53
Third quarter	$77.03	$61.60
Fourth quarter	$76.20	$64.39

Holders of our Capital Stock

As of January 31, 2014, there were approximately 3,600 holders of record of our common stock and approximately 40,750 beneficial holders of our common stock.

Dividends

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

In October 2013, the Board of Directors declared a cash dividend of $0.27 per share that was paid on January 31, 2014 to stockholders of record as of the close of business on December 31, 2013, for an aggregate amount of $42 million. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Total Return Performance

The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2013. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2008, and that dividends were reinvested when paid.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
HUM	$100	$118	$147	$237	$188	$292
S&P 500	$100	$126	$146	$149	$172	$228
Peer Group	$100	$137	$153	$168	$197	$271

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

The following table provides information about purchases by us during the three months ended December 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2013	0	$0	0	$781,118,739
November 2013	1,191,867	98.18	1,191,867	664,123,417
December 2013	802,930	104.10	802,930	580,555,202

Total	1,994,797	$100.56	1,994,797

(1)	As announced on May 1, 2013, in April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion with a current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of February 1, 2014, the remaining authorized amount under the current authorization totaled approximately $580 million.
(2)	Excludes 0.1 million shares repurchased in connection with employee stock plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2013 (a)	2012 (b)	2011	2010 (c)	2009
	(dollars in millions, except per common share results)
Summary of Operating Results:
Revenues:
Premiums	$38,829	$37,009	$35,106	$32,712	$29,927
Services	2,109	1,726	1,360	555	520
Investment income	375	391	366	329	296

Total revenues	41,313	39,126	36,832	33,596	30,743

Operating expenses:
Benefits	32,564	30,985	28,823	27,117	24,784
Operating costs	6,355	5,830	5,395	4,380	4,014
Depreciation and amortization	333	295	270	245	237

Total operating expenses	39,252	37,110	34,488	31,742	29,035

Income from operations	2,061	2,016	2,344	1,854	1,708
Interest expense	140	105	109	105	106

Income before income taxes	1,921	1,911	2,235	1,749	1,602
Provision for income taxes	690	689	816	650	562

Net income	$1,231	$1,222	$1,419	$1,099	$1,040

Basic earnings per common share	$7.81	$7.56	$8.58	$6.55	$6.21

Diluted earnings per common share	$7.73	$7.47	$8.46	$6.47	$6.15

Dividends declared per common share	$1.07	$1.03	$0.75	$0.00	$0.00

Financial Position:
Cash and investments	$10,938	$11,153	$10,830	$10,046	$9,111
Total assets	20,735	19,979	17,708	16,103	14,153
Benefits payable	3,893	3,779	3,754	3,469	3,222
Debt	2,600	2,611	1,659	1,669	1,678
Stockholders’ equity	9,316	8,847	8,063	6,924	5,776
Cash flows from operations	$1,716	$1,923	$2,079	$2,242	$1,422
Key Financial Indicators:
Benefit ratio	83.9%	83.7%	82.1%	82.9%	82.8%
Operating cost ratio	15.5%	15.1%	14.8%	13.2%	13.2%
Membership by Segment:
Retail segment:
Medical membership	6,026,000	5,553,800	4,795,000	3,681,900	3,781,200
Specialty membership	1,042,500	948,700	782,500	510,000	297,300
Employer Group segment:
Medical membership	2,833,100	2,852,400	2,794,900	3,009,500	3,117,800
Specialty membership	6,780,800	7,136,200	6,532,600	6,517,500	6,761,900
Other Businesses:
Medical membership	3,125,200	3,682,600	3,594,700	3,595,200	3,435,000
Consolidated:
Total medical membership	11,984,300	12,088,800	11,184,600	10,286,600	10,334,000
Total specialty membership	7,823,300	8,084,900	7,315,100	7,027,500	7,059,200

(a)	Includes benefits expense of $243 million ($154 million after tax, or $0.99 per diluted common share) for reserve strengthening associated with our non-strategic closed block of long-term care insurance policies.
(b)	Includes the acquired operations of Arcadian Management Services, Inc. from March 31, 2012, SeniorBridge Family Companies, Inc. from July 6, 2012, and Metropolitan Health Networks, Inc. from December 21, 2012.
(c)	Includes the acquired operations of Concentra Inc. from December 21, 2010. Also includes operating costs of $147 million ($93 million after tax, or $0.55 per diluted common share) for the write-down of deferred acquisition costs associated with our individual commercial medical policies and benefits expense of $139 million ($88 million after tax, or $0.52 per diluted common share) associated with reserve strengthening for our non-strategic closed block of long-term care insurance policies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

General

Headquartered in Louisville, Kentucky, Humana is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. By leveraging the strengths of our core businesses, we believe that we can better explore opportunities for existing and emerging adjacencies in health care that can further enhance wellness opportunities for the millions of people across the nation with whom we have relationships. We believe we have an obligation to make achievement and maintenance of good health easier for everyone.

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

Business Segments

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services as further described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Prior period segment financial information has been recast to conform to the 2013 presentation.

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program, and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary benefit products, as well as administrative services only products, or ASO, and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy, provider services, home based services, integrated behavioral health services, and predictive modeling and informatics services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and our closed-block of long-term care insurance policies.

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

In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare and individual health care exchange marketing season.

2013 Highlights

Consolidated

•

Our 2013 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At December 31, 2013, approximately 561,500 members, or 27.1%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model, as compared to 511,700 members, or 26.5%, at December 31, 2012.

•

In addition, our pretax results for the year ended December 31, 2013 reflect improved operating performance across most of our major business lines, including membership growth in our individual and group Medicare Advantage products, as described below. The improved operating performance reflects our continued focus and executional discipline involved in key initiatives like our chronic care program, including increased care management professional staffing and clinical assessments.

•	Comparisons of the benefit ratios and operating cost ratios for the years ended December 31, 2013 and December 31, 2012 are impacted by the transition to the current TRICARE South Region contract on

April 1, 2012, which is accounted for similar to an administrative services fee only agreement as described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Our previous contract was accounted for similar to our fully-insured products.

•

As more fully described herein under the section titled “Benefits Expense Recognition” actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $474 million in 2013, $257 million in 2012, and $372 million in 2011. Year-over-year comparisons of the benefit ratio were positively impacted by the $217 million increase in favorable prior-period medical claims reserve development from 2012 to 2013.

•

Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.

•

Our operating cash flow of $1.7 billion for the year ended December 31, 2013 compared to operating cash flow of $1.9 billion for the year ended December 31, 2012. Our operating cash flows for 2013 reflect earnings and enrollment activity, including increased marketing and distribution costs during the annual election period for Medicare beneficiaries resulting in higher sales, as well as investment spending for health care exchanges and new state-based contracts, and higher Medicare Part D risk corridor payments related to settlements for prior years, including $158 million related to the 2011 contract year. For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law will impact the timing of our operating cash flows, as we expect to build a receivable in 2014 that will be collected in 2015. It is reasonably possible that the receivable could be material to our operating cash flow in 2014. In 2014, we expect our operating cash flows to decline from 2013.

•	During the year ended December 31, 2013, we repurchased 5.8 million shares in open market transactions for $502 million and paid dividends to stockholders of $168 million.

•

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving credit agreement to, among other things, extend its maturity to July 2018 from November 2016 as described under the section titled “Future Sources and Uses of Liquidity – Credit Agreement.”

•

In 2014, we expect to pay the federal government in the range of $525 million to $575 million for the annual health insurance industry fee. This fee is not deductible for tax purposes, which will significantly increase our effective income tax rate in 2014. We expect to offset the impact of the health insurance industry fee on our results of operations in 2014 through pretax income improvement, however, there can be no assurances that we will be able to do so. The health insurance industry fee is further described below under the section titled “Health Care Reform.”

Retail Segment

•

In a December 2013 call, CMS updated the medical cost trend assumptions that are used to determine Medicare Advantage funding changes for 2015. Based on the preliminary fee-for-service medical cost trend estimates from CMS, the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, sunset of the Star quality CMS demo in 2015, risk coding and recalibration, and the impact of the health insurance industry fee, we estimate 2015 Medicare Advantage rate reductions of 6% to 7%. We expect the CMS preliminary rate announcement for calendar year 2015 to be issued on February 21, 2014. We expect to seek alternatives to minimize the disruption to Medicare beneficiaries this level of rate decline may cause, however, there can be no assurances that we will be able to do so. Such alternatives include additional investments in clinical management programs, operating cost efficiencies, benefit changes, market exits and other operating strategies.

•

Automatic across-the-board budget cuts under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, known as “sequestration,” commenced in March 2013, including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. While we believe we can reduce Medicare Advantage payments to providers under our network provider contracts in connection with sequestration, a number of hospitals and other providers have asserted that we are not entitled to do so, which have led and may lead to arbitration demands or other litigation regarding these matters. While we believe our senior members’ benefits may be adversely impacted, we believe we can effectively design Medicare Advantage products based upon these levels of rate reduction while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. Nonetheless, there can be no assurance that we will be able to successfully execute operational and strategic initiatives that we have assumed when designing our plan benefit offerings and premiums for 2014. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•	For the year ended December 31, 2013, our Retail segment pretax income grew by 10.5%, primarily driven by individual Medicare Advantage and Medicare stand-alone PDP membership growth in excess of 7%.

•

January 2014 individual Medicare Advantage membership increased approximately 250,000 members, or 12%, from December 31, 2013. January 2014 Medicare stand-alone PDP membership, excluding the LI-NET prescription drug plan program, increased approximately 500,000 members, or 16%, from December 31, 2013. These increases reflect net membership additions for the 2014 enrollment season.

•

Star Ratings issued by CMS in October 2013 indicated that 55% to 60% of our Medicare Advantage members are now in plans with an overall Star Rating of four or more stars. We have 18 Medicare Advantage plans that achieved a rating of four or more stars, an increase of 50% from the previous year. We are offering nine Medicare Advantage plans that achieved a 4.5 Star Rating. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for quality bonuses in the basic premium rates.

•

We were successful in our bids for state-based contracts in Florida and Virginia in 2013 and Ohio, Illinois, and Kentucky in 2012. Ohio, Illinois, and Virginia are contracts for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the state-based Medicaid program. We partner with organizations, including CareSource Management Group Company, to serve individuals in certain states. Medicaid membership in our Retail Segment at December 31, 2013 increased 33,400 members from December 31, 2012, primarily driven by the addition of our Kentucky Medicaid contract effective January 1, 2013 and Florida Long-Term Support Services contracts in certain regions, including American Eldercare Inc. We expect to begin serving new members in Ohio, Illinois, Virginia, and Florida at various dates between the first quarter and third quarter of 2014. While we expect the Medicaid and dual-eligible demonstration business to result in future growth, the mix of lower margin Medicaid and dual-eligible demonstration business with the higher margin Medicare Advantage business may result in a decline in Retail segment margins over time.

•

On September 6, 2013, we acquired American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida, serving frail and elderly individuals in home and community-based settings. American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and has contracts to provide Medicaid long-term support services across the entire state of Florida. The enrollment effective dates for the various regions range from August 2013 to March 2014.

•

While we do not expect our quarterly earnings progression to be significantly different from our recurring historical patterns, we do anticipate a slightly lower earnings run rate in the first half of 2014 due to the continuing administrative spending to support our state-based contracts.

•

On October 1, 2013, the initial open enrollment period began for plans effective January 1, 2014 offered through federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees), including certain metropolitan areas in the 14 states where we have public exchange offerings. In addition, federal and state regulatory changes in December 2013 extended the enrollment deadline for January 1, 2014 insurance coverage from December 15, 2013 to December 24, 2013, required plans to accept payment for policies with a start date of January 1, 2014 as late as December 31, 2013 (we voluntarily extended our deadline for payment to January 31, 2014 and voluntarily extended our deadline for payment to February 28, 2014 for policies with a start date of February 1). The December regulations also allowed certain individuals to remain in their existing underwritten off-exchange health plans that are not compliant with the Health Care Reform Law, which has led to much higher retention of our existing underwritten off-exchange health plans. We believe that this is occurring at other carriers as well and will result in an overall deterioration of the risk pool in plans compliant with the Health Care Reform Law, as more previously underwritten members remain with their current carriers rather than enter the exchanges. However, we expect that the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law will mitigate this deterioration to some extent.

Enrollment applications for our 2014 health care exchange offerings exceeded 200,000 through January 31, 2014. Applicants are required to pay their premiums to be enrolled in our plans. The health care exchange open enrollment process began on October 1, 2013 and continues through March 31, 2014.

Employer Group Segment

•	As discussed in the detailed Employer Group segment results of operations discussion that follows, the Employer Group segment pretax income improved 16.2% for the year ended December 31, 2013.

•

Fully-insured group Medicare Advantage membership of 429,100 at December 31, 2013 increased 58,300 members, or 15.7%, from 370,800 at December 31, 2012 primarily due to the January 2013 addition of a new large group retirement account.

•	Membership in HumanaVitality®, our wellness and loyalty rewards program, rose 66% to 2,831,000 at December 31, 2013 from 1,705,400 at December 31, 2012.

Healthcare Services Segment

•

As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income improved 18.6% for the year ended December 31, 2013.

•

Improvement in the quality of care for members is a key element of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. At December 31, 2013, we had approximately 280,200 members with complex chronic conditions in the Humana Chronic Care Program, an 86% increase compared with approximately 151,000 members at December 31, 2012, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

•

Year-over-year comparisons of results for the Healthcare Services segment are impacted by the December 21, 2012 acquisition of Metropolitan Health Networks, Inc., or Metropolitan, and the July 6, 2012 acquisition of SeniorBridge Family Companies, Inc., or SeniorBridge. Metropolitan is a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. SeniorBridge is a chronic-care provider of in-home care for seniors that expanded our existing clinical and home health capabilities and strengthened our offerings for members with complex chronic-care needs. The Metropolitan and SeniorBridge acquisitions provide us with components of a successful integrated care delivery model that has demonstrated scalability to new markets.

Other Businesses

•

As discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, future policy benefits payable include $1.4 billion at December 31, 2013 associated with our non-strategic closed-block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Approximately 33,300 policies remain in force as of December 31, 2013. No new policies have been written since 2005 under this closed block. During 2013, we recorded net benefits expense of $243 million ($154 million after-tax, or $0.99 per diluted common share) for reserve strengthening related to this closed-block of long-term care insurance policies.

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

•	On January 27, 2014, we were notified by the Defense Health Agency of its intent to exercise its option to extend our TRICARE South Region contract through March 31, 2015.

•

Comparisons of the benefit ratios for the year ended December 31, 2013 and December 31, 2012 within Other Businesses are impacted by the transition to the current TRICARE South Region contract on April 1, 2012, including a decrease in profitability under the current contract in connection with our bid strategy, and the beneficial effect of a favorable settlement of contract claims with the Department of Defense, or DoD, in the first quarter of 2013 primarily associated with previously disclosed litigation settled in the second quarter of 2012.

Health Care Reform

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on many provisions of the Health Care Reform Law have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, or NAIC, there are certain provisions of the law that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of the law on our overall business.

Implementation dates of the Health Care Reform Law began in September 2010 and continue through 2018, and many aspects of the Health Care Reform Law are already effective and have been implemented by us. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. The following outlines certain provisions of the Health Care Reform Law:

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

Certain provisions in the Health Care Reform Law tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) were eligible for a quality bonus in their basic premium rates. By law, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS, through its demonstration authority, expanded the quality bonus to three Star plans for a three year period through 2014. Beginning in 2015, quality bonus amounts will be determined by the provisions in the Health Care Reform Law. In part, this means that plans must have a Star Rating of four or higher to qualify for bonus money. Star Ratings issued by CMS in October 2013 indicated that 55% to 60% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2015, down from 99% in 2014, primarily due to an increase in the minimum overall Star program rating from three stars in 2014 to four stars in 2015. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for quality bonuses in the basic premium rates. We have 18 Medicare Advantage plans that achieved a rating of four or more stars, an increase of 50% from the previous year. We are offering nine Medicare Advantage plans that achieved a 4.5 Star Rating. Plans that earn an overall Star Rating of five continue to be eligible to enroll members year round. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Additionally, as a result of the expiration of the quality bonus demonstration, for plans that maintain a four Star or higher rating in 2015, other provisions of the Health Care Reform Law may, in certain areas of the country, reduce the amount of the quality bonus that is added to the basic premium rate. Accordingly, our plans may not be eligible for full level quality bonuses, which, in isolation, could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

In addition, on October 1, 2013, the initial open enrollment period began for plans effective January 1, 2014 offered through federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees), including certain metropolitan areas in the 14 states where we have public exchange offerings. In addition, federal and state regulatory changes in December 2013 extended the enrollment deadline for January 1, 2014 insurance coverage from December 15, 2013 to December 24, 2013, required plans to accept payment for policies with a start date of January 1, 2014 as late as December 31, 2013 (we voluntarily extended our deadline for payment to January 31, 2014 and voluntarily extended our deadline for payment to February 28, 2014 for policies with a start date of February 1), and allowed certain individuals to remain in their existing underwritten off-exchange health plans that are not compliant with the Health Care Reform Law. The initial enrollment period continues through March 31, 2014. See “Risk Factors” in this report.

•

Newly Effective in 2014: Beginning in 2014, the Health Care Reform Law requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain benefits; the establishment of federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014 to approximately 45% to 47%. The NAIC is continuing discussions regarding the statutory accounting for the health insurance industry fee which in its present form would restrict surplus in the year preceding payment, beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we may be required to restrict surplus for the 2015 assessment ratably in 2014. Accordingly, dividends from the subsidiaries to the parent in 2014 could be reduced. In 2014, we expect to pay the federal government in the range of $525 million to $575 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a similar increase in our fee in 2015.

The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition from the establishment of two multi-state plans (one not-for-profit; one for-profit) administered through the Office of Personnel Management, and expands eligibility for Medicaid programs. In addition, the Health Care Reform Law has increased and will continue to increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in this report.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on certain provisions of the Health Care Reform Law. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, the Health Care Reform Law will change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the Health Care Reform Law and adjustments to their offerings, if any, could cause meaningful disruption in local health care markets. It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law in 2015 related to claims paid in 2014). If we are unable to adjust our business model to address the non-deductible health insurance industry fee and other assessments, including the three-year commercial reinsurance fee, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

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

Comparison of Results of Operations for 2013 and 2012

Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2013 and 2012:

Consolidated

			Change
	2013	2012	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$27,204	$25,001	$2,203	8.8%
Employer Group	10,930	10,138	792	7.8%
Other Businesses	695	1,870	(1,175)	(62.8)%

Total premiums	38,829	37,009	1,820	4.9%

Services:
Retail	16	24	(8)	(33.3)%
Employer Group	357	370	(13)	(3.5)%
Healthcare Services	1,282	1,024	258	25.2%
Other Businesses	454	308	146	47.4%

Total services	2,109	1,726	383	22.2%

Investment income	375	391	(16)	(4.1)%

Total revenues	41,313	39,126	2,187	5.6%

Operating expenses:
Benefits	32,564	30,985	1,579	5.1%
Operating costs	6,355	5,830	525	9.0%
Depreciation and amortization	333	295	38	12.9%

Total operating expenses	39,252	37,110	2,142	5.8%

Income from operations	2,061	2,016	45	2.2%
Interest expense	140	105	35	33.3%

Income before income taxes	1,921	1,911	10	0.5%
Provision for income taxes	690	689	1	0.1%

Net income	$1,231	$1,222	$9	0.7%

Diluted earnings per common share	$7.73	$7.47	$0.26	3.5%
Benefit ratio (a)	83.9%	83.7%		0.2%
Operating cost ratio (b)	15.5%	15.1%		0.4%
Effective tax rate	35.9%	36.1%		(0.2)%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $1.2 billion, or $7.73 per diluted common share, in 2013 compared to $1.2 billion, or $7.47 per diluted common share, in 2012. The increase in net income primarily was driven by improved operating performance across most of our major business lines, including Medicare Advantage membership growth in our Retail and Employer group segments. These increases were partially offset by benefits expense of $0.99 per diluted common share in 2013 for reserve strengthening associated with our closed-block of long-term care insurance policies included with Other Businesses as discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share in 2013 reflecting the impact of share repurchases.

Premiums Revenue

Consolidated premiums increased $1.8 billion, or 4.9%, from 2012 to $38.8 billion for 2013 primarily due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership, partially offset by the impact of sequestration which became effective April 1, 2013 as well as a decline in premiums for Other Businesses. The decline in premiums for Other Businesses primarily reflects the transition to the current TRICARE South Region contract effective April 1, 2012, and the termination of the Puerto Rico Medicaid contracts effective September 30, 2013. As discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, on April 1, 2012, we began delivering services under the current TRICARE South Region contract that the DHA awarded to us on February 25, 2011. We account for revenues under the current contract net of estimated healthcare costs similar to an administrative services fee only agreement, and as such there are no premiums recognized under the current contract. Our previous contract was accounted for similar to our fully-insured products and as such we recognized premiums under the previous contract. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services Revenue

Consolidated services revenue increased $383 million, or 22.2%, from 2012 to $2.1 billion for 2013 primarily due to an increase in services revenue in our Healthcare Services segment and an increase in services revenue for our Other Businesses due to the transition to the current TRICARE South Region contract on April 1, 2012. The increase in services revenue in our Healthcare Services segment primarily resulted from the acquisitions of Metropolitan on December 21, 2012 and SeniorBridge on July 6, 2012, and growth in our provider services operations.

Investment Income

Investment income totaled $375 million for 2013, a decrease of $16 million from 2012, as higher average invested balances were more than offset by lower interest rates and lower net realized capital gains year-over-year.

Benefits Expense

Consolidated benefits expense was $32.6 billion for 2013, an increase of $1.6 billion, or 5.1%, from 2012 primarily due to a year-over-year increase in the Retail and Employer Group segments benefits expense, mainly driven by an increase in the average number of Medicare members, partially offset by a decrease in benefits expense for Other Businesses in 2013. The decrease in benefits expense for Other Businesses primarily was due to the transition to the current administrative services only TRICARE South Region contract on April 1, 2012 and the termination of the Puerto Rico Medicaid contracts effective September 30, 2013. We do not record benefits expense under the current TRICARE South Region contract. Our previous contract was accounted for similar to our fully-insured products and as such we recorded benefits expense under the previous contract. Retail segment benefits expense increased $1.9 billion, or 8.9%, from 2012 to 2013 primarily due to membership growth. As more fully described herein under the section entitled “Benefits Expense Recognition”, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $474 million in 2013 and $257 million in 2012. These increases in favorable medical claims reserve development primarily resulted from claims trend for the prior year ultimately developing more favorably than originally expected across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope.

The consolidated benefit ratio for 2013 was 83.9%, an increase of 20 basis points from 2012 primarily due to reserve strengthening associated with our closed-block of long-term care insurance policies included with Other Businesses as discussed above, partially offset by the increase in favorable prior-year medical claims reserve development of $217 million from 2012 to 2013.

Operating Costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $525 million, or 9.0%, in 2013 compared to 2012 primarily due to an increase in operating costs in our Retail and Healthcare Services segments. The increase in the Retail segment primarily reflects investment spending for exchanges under the Health Care Reform Law and new state-based contracts as well as increased marketing spending for Medicare.

The consolidated operating cost ratio for 2013 was 15.5%, increasing 40 basis points from 2012. The impact of the current TRICARE South Region contract being accounted for as an administrative services fee only arrangement beginning April 1, 2012 was partially offset by improved operating leverage in our Retail and Employer Group segments.

Depreciation and Amortization

Depreciation and amortization for 2013 totaled $333 million, an increase of $38 million, or 12.9%, from 2012 primarily due to capital expenditures and depreciation and amortization associated with 2012 and 2013 acquisitions.

Interest Expense

Interest expense was $140 million for 2013 compared to $105 million for 2012, an increase of $35 million, or 33.3%. In December 2012, we issued $600 million of 3.15% senior notes due December 1, 2022 and $400 million of 4.625% senior notes due December 1, 2042.

Income Taxes

Our effective tax rate during 2013 was 35.9% compared to the effective tax rate of 36.1% in 2012. We expect our effective income tax rate to increase significantly in 2014 to approximately 45% to 47% due to the non-deductible health insurance industry fee levied on the insurance industry beginning in 2014. See Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Retail Segment

			Change
	2013	2012	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,068,700	1,927,600	141,100	7.3%
Medicare stand-alone PDP	3,271,700	3,052,700	219,000	7.2%

Total Retail Medicare	5,340,400	4,980,300	360,100	7.2%
Individual commercial	600,100	521,400	78,700	15.1%
State-based Medicaid	85,500	52,100	33,400	64.1%

Total Retail medical members	6,026,000	5,553,800	472,200	8.5%

Individual specialty membership (a)	1,042,500	948,700	93,800	9.9%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2013	2012	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$22,481	$20,788	$1,693	8.1%
Medicare stand-alone PDP	3,025	2,853	172	6.0%

Total Retail Medicare	25,506	23,641	1,865	7.9%
Individual commercial	1,160	1,004	156	15.5%
State-based Medicaid	328	185	143	77.3%
Individual specialty	210	171	39	22.8%

Total premiums	27,204	25,001	2,203	8.8%

Services	16	24	(8)	(33.3)%

Total premiums and services revenue	$27,220	$25,025	$2,195	8.8%

Income before income taxes	$1,283	$1,161	$122	10.5%
Benefit ratio	84.2%	84.2%		0.0%
Operating cost ratio	10.9%	11.1%		(0.2)%

Pretax Results

•

Retail segment pretax income was $1.3 billion in 2013, an increase of $122 million, or 10.5%, compared to 2012 primarily reflecting improved operating performance over the prior year. The improved operating performance primarily was driven by membership growth as well as a decrease in the operating cost ratio.

Enrollment

•

Individual Medicare Advantage membership increased 141,100 members, or 7.3%, from December 31, 2012 to December 31, 2013 reflecting net membership additions for the 2013 enrollment season and sales to newly-eligible Medicare beneficiaries throughout the year. Effective January 1, 2013, we divested approximately 12,600 members acquired with Arcadian Management Services, Inc. in accordance with our previously disclosed agreement with the United States Department of Justice.

•

Medicare stand-alone PDP membership increased 219,000 members, or 7.2%, from December 31, 2012 to December 31, 2013 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2013 enrollment season.

•

Individual commercial medical membership increased 78,700 members, or 15.1%, from December 31, 2012 to December 31, 2013 primarily reflecting net new sales in 2013. On October 1, 2013, the initial open enrollment period began for plans effective January 1, 2014 offered through federally facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees), including certain metropolitan areas in the 14 states where Humana has public exchange offerings.

•

State-based Medicaid membership increased 33,400 members, or 64.1%, from December 31, 2012 to December 31, 2013, primarily driven by the addition of our Kentucky Medicaid contract and Florida Long-Term Support Services contracts, including American Eldercare.

•	Individual specialty membership increased 93,800 members, or 9.9%, from December 31, 2012 to December 31, 2013 primarily driven by increased membership in dental and vision offerings.

Premiums revenue

•

Retail segment premiums increased $2.2 billion, or 8.8%, from 2012 to 2013 primarily due to a 7.6% increase in average individual Medicare Advantage membership in 2013. Individual Medicare Advantage per member premiums increased approximately 0.5% in 2013 compared to 2012, primarily reflecting the impact of sequestration which became effective on April 1, 2013.

Benefits expense

•

The Retail segment benefit ratio of 84.2% for 2013 was comparable to that of 2012. The Retail segment’s benefits expense for 2013 included the beneficial effect of $347 million in favorable prior-year medical claims reserve development versus $192 million in 2012. This increase in favorable prior-year medical claims reserve development primarily was driven by claims trend for the prior year ultimately developing more favorably than originally expected and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 130 basis points in 2013 versus approximately 80 basis points in 2012.

Operating costs

•

The Retail segment operating cost ratio of 10.9% for 2013 decreased 20 basis points from 2012. This decrease reflects scale efficiencies associated with servicing higher year-over-year membership together with our continued focus on operating cost efficiencies, partially offset by investment spending for exchanges under the Health Care Reform Law and new state-based contracts as well as increased Medicare marketing spending.

Employer Group Segment

			Change
	2013	2012	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,237,000	1,211,800	25,200	2.1%
ASO	1,162,800	1,237,700	(74,900)	(6.1)%
Group Medicare Advantage	429,100	370,800	58,300	15.7%
Medicare Advantage ASO	0	27,700	(27,700)	(100.0)%

Total group Medicare Advantage	429,100	398,500	30,600	7.7%

Group Medicare stand-alone PDP	4,200	4,400	(200)	(4.5)%

Total group Medicare	433,300	402,900	30,400	7.5%

Total group medical members	2,833,100	2,852,400	(19,300)	(0.7)%

Group specialty membership (a)	6,780,800	7,136,200	(355,400)	(5.0)%

(a)	Specialty products include dental, vision, and other supplemental health and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2013	2012	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,117	$4,996	$121	2.4%
Group Medicare Advantage	4,710	4,064	646	15.9%
Group Medicare stand-alone PDP	8	8	0	0.0%

Total group Medicare	4,718	4,072	646	15.9%
Group specialty	1,095	1,070	25	2.3%

Total premiums	10,930	10,138	792	7.8%

Services	357	370	(13)	(3.5)%

Total premiums and services revenue	$11,287	$10,508	$779	7.4%

Income before income taxes	$322	$277	$45	16.2%
Benefit ratio	83.5%	83.6%		(0.1)%
Operating cost ratio	16.2%	16.5%		(0.3)%

Pretax Results

•

Employer Group segment pretax income increased $45 million, or 16.2%, to $322 million in 2013 reflecting improved operating performance primarily due to group Medicare Advantage membership growth and lower benefit and operating cost ratios, as described below.

Enrollment

•

Fully-insured commercial group medical membership increased 25,200 members, or 2.1% from December 31, 2012 as higher small group business membership was partially offset by lower membership in large group accounts. Approximately 61% of our fully-insured commercial group medical membership was in small group accounts at December 31, 2013 compared to 59% at December 31, 2012.

•

Fully-insured group Medicare Advantage membership increased 58,300 members, or 15.7%, from December 31, 2012 to December 31, 2013 primarily due to the January 2013 addition of a new large group retirement account.

•	Effective January 1, 2013 we lost our sole group Medicare Advantage ASO account which had 27,700 members at December 31, 2012.

•

Group ASO commercial medical membership decreased 74,900 members, or 6.1%, from December 31, 2012 to December 31, 2013 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•

Group specialty membership decreased 355,400 members, or 5.0%, from December 31, 2012 to December 31, 2013 primarily due to a decline in vision membership related to our planned discontinuance of certain unprofitable product distribution partnerships.

Premiums revenue

•	Employer Group segment premiums increased $792 million, or 7.8%, from 2012 to 2013 primarily due to higher average group Medicare Advantage medical membership.

Benefits expense

•

The Employer Group segment benefit ratio decreased 10 basis points from 83.6% in 2012 to 83.5% in 2013 primarily due to higher favorable prior-year medical claims reserve development, partially offset by growth in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products. The Employer Group segment’s benefits expense included the beneficial effect of $128 million in favorable prior-year medical claims reserve development versus $48 million in 2012. The increase in favorable prior-year medical claims reserve development from 2012 to 2013 primarily was driven by claims trend for the prior year ultimately developing more favorably than originally expected and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. This favorable prior-year medical claims reserve development decreased the Employer Group segment benefit ratio by approximately120 basis points in 2013 versus approximately 50 basis points in 2012.

Operating costs

•

The Employer Group segment operating cost ratio of 16.2% decreased 30 basis points from 2012. This decrease primarily reflects continued savings as a result of our operating cost reduction initiatives and growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products, partially offset by investment spending in technology capabilities.

Healthcare Services Segment

			Change
	2013	2012	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$1,127	$967	$160	16.5%
Home based services	94	40	54	135.0%
Pharmacy solutions	59	16	43	268.8%
Integrated behavioral health services	2	1	1	100.0%

Total services revenues	1,282	1,024	258	25.2%

Intersegment revenues:
Pharmacy solutions	13,079	11,352	1,727	15.2%
Provider services	1,120	410	710	173.2%
Home based services	326	167	159	95.2%
Integrated behavioral health services	126	133	(7)	(5.3)%

Total intersegment revenues	14,651	12,062	2,589	21.5%

Total services and intersegment revenues	$15,933	$13,086	$2,847	21.8%

Income before income taxes	$549	$463	$86	18.6%
Operating cost ratio	95.6%	95.8%		(0.2)%

Pretax results

•

Healthcare Services segment pretax income of $549 million for 2013 increased $86 million from 2012 as revenue growth and the pretax income contribution from our home based services and pharmacy solutions businesses, as well as the acquisition of Metropolitan, were partially offset by previously-planned investment spending associated with the integration and build-out of provider practices. The growth in pretax income associated with our home based services business reflects the increase in home health services provided to our Medicare Advantage members.

Script Volume

•

Humana Pharmacy Solutions® script volumes for the Retail and Employer Group segment membership increased to approximately 274 million in 2013, up 15% versus scripts of approximately 238 million in 2012. The increase primarily reflects growth associated with higher average medical membership for 2013 than in 2012.

Services revenue

•

Services revenue increased $258 million, or 25.2% from 2012 to $1.3 billion for 2013 primarily due to the acquisitions of Metropolitan and SeniorBridge as well as growth in our provider services operations.

Intersegment revenues

•

Intersegment revenues increased $2.6 billion, or 21.5%, from 2012 to $14.7 billion for 2013 primarily due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP, and the acquisition of Metropolitan in the fourth quarter of 2012.

Operating costs

•

The Healthcare Services segment operating cost ratio of 95.6% for 2013 decreased 20 basis points from 95.8% for 2012 primarily due to scale efficiencies associated with growth in our pharmacy solutions business.

Other Businesses

Our Other Businesses pretax loss of $193 million for 2013 compared to a pretax loss of $18 million for 2012. The pretax losses in 2013 and 2012 included net expense of $243 million and $29 million, respectively, for reserve strengthening for our closed-block of long-term care insurance policies further discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. In addition, 2013 reflects the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 offset by the beneficial effect of a favorable settlement of contract claims with the DoD primarily associated with litigation settled in 2012.

Comparison of Results of Operations for 2012 and 2011

Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2012 and 2011:

Consolidated

			Change
	2012	2011	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$25,001	$21,831	$3,170	14.5%
Employer Group	10,138	8,877	1,261	14.2%
Other Businesses	1,870	4,398	(2,528)	(57.5)%

Total premiums	37,009	35,106	1,903	5.4%

Services:
Retail	24	16	8	50.0%
Employer Group	370	356	14	3.9%
Healthcare Services	1,024	903	121	13.4%
Other Businesses	308	85	223	262.4%

Total services	1,726	1,360	366	26.9%

Investment income	391	366	25	6.8%

Total revenues	39,126	36,832	2,294	6.2%

Operating expenses:
Benefits	30,985	28,823	2,162	7.5%
Operating costs	5,830	5,395	435	8.1%
Depreciation and amortization	295	270	25	9.3%

Total operating expenses	37,110	34,488	2,622	7.6%

Income from operations	2,016	2,344	(328)	(14.0)%
Interest expense	105	109	(4)	(3.7)%

Income before income taxes	1,911	2,235	(324)	(14.5)%
Provision for income taxes	689	816	(127)	(15.6)%

Net income	$1,222	$1,419	$(197)	(13.9)%

Diluted earnings per common share	$7.47	$8.46	$(0.99)	(11.7)%
Benefit ratio (a)	83.7%	82.1%		1.6%
Operating cost ratio (b)	15.1%	14.8%		0.3%
Effective tax rate	36.1%	36.5%		(0.4)%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $1.2 billion, or $7.47 per diluted common share, in 2012 compared to $1.4 billion, or $8.46 per diluted common share, in 2011 primarily due to lower operating results in the Retail segment, partially offset by improved operating performance in the Employer Group and Healthcare Services segments. During 2012, we experienced a significant increase in the Retail segment benefit ratio primarily associated with our individual Medicare Advantage products primarily due to a planned increase in the target benefit ratio associated with positioning for the Health Care Reform Law funding changes and minimum benefit ratio requirements and a higher benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids. Our diluted earnings per common share for 2012 included $0.18 per diluted common share for benefits expense related to the settlement of a litigation matter associated with our military services business, as well as $0.11 per diluted common share for benefits expense associated with reserve strengthening associated with our closed block of long-term care insurance policies in our Other Businesses as discussed in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Premiums Revenue

Consolidated premiums increased $1.9 billion, or 5.4%, from 2011 to $37.0 billion for 2012 primarily due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership, partially offset by lower premiums for our Other Businesses due to the transition to the current TRICARE South Region contract. As discussed previously, on April 1, 2012, we began delivering services under the current TRICARE South Region contract that the TMA awarded to us on February 25, 2011. We account for revenues under the current contract net of estimated healthcare costs similar to an administrative services fee only agreement, and as such there are no premiums recognized under the current contract. Our previous contract was accounted for similar to our fully-insured products and as such we recognized premiums under the previous contract.

Services Revenue

Consolidated services revenue increased $366 million, or 26.9%, from 2011 to $1.7 billion for 2012, primarily due to an increase in services revenue for our Other Businesses due to the transition to the current TRICARE South Region contract on April 1, 2012, and an increase in services revenue in our Healthcare Services segment from growth in our Concentra operations and the acquisition of SeniorBridge on July 6, 2012.

Investment Income

Investment income totaled $391 million for 2012, an increase of $25 million from 2011, primarily reflecting net capital gains realized in 2012 as a result of ordinary portfolio management during the year.

Benefits Expense

Consolidated benefits expense was $31.0 billion for 2012, an increase of $2.2 billion, or 7.5%, from 2011 primarily due to a year-over-year increase in Retail and Employer Group segment benefits expense in 2012, mainly driven by an increase in the average number of Medicare members, partially offset by a decrease in benefits expense for Other Businesses primarily due to the transition to the current administrative services only TRICARE South Region contract on April 1, 2012. We do not record benefits expense under the current contract. Our previous contract was accounted for similar to our fully-insured products and as such we recorded benefits expense under the previous contract. Retail segment benefits expense increased $3.3 billion, or 18.5%, from 2011 to 2012 and Employer Group segment benefits expense increased $1.2 billion, or 15.8%, from 2011 to 2012. We experienced favorable medical claims reserve development related to prior fiscal years of $257 million in 2012 and $372 million in 2011.

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

The consolidated operating cost ratio for 2012 was 15.1%, increasing 30 basis points from the 2011 operating cost ratio of 14.8% as the impact of the current TRICARE South Region contract being accounted for as an administrative services fee only arrangement was partially offset by improved operating leverage.

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

Retail Segment

			Change
	2012	2011	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	1,927,600	1,640,300	287,300	17.5%
Medicare stand-alone PDP	3,052,700	2,613,800	438,900	16.8%

Total Retail Medicare	4,980,300	4,254,100	726,200	17.1%
Individual commercial	521,400	493,200	28,200	5.7%
State-based Medicaid	52,100	47,600	4,500	9.5%

Total Retail medical members	5,553,800	4,794,900	758,900	15.8%

Individual specialty membership (a)	948,700	782,500	166,200	21.2%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2012	2011	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$20,788	$18,100	$2,688	14.9%
Individual Medicare stand-alone PDP	2,853	2,570	283	11.0%

Total individual Medicare	23,641	20,670	2,971	14.4%
Individual commercial	1,004	861	143	16.6%
State-based Medicaid	185	176	9	5.1%
Individual specialty	171	124	47	37.9%

Total premiums	25,001	21,831	3,170	14.5%

Services	24	16	8	50.0%

Total premiums and services revenue	$25,025	$21,847	$3,178	14.5%

Income before income taxes	$1,161	$1,630	$(469)	(28.8)%
Benefit ratio	84.2%	81.3%		2.9%
Operating cost ratio	11.1%	11.1%		0.0%

Pretax Results

•

Retail segment pretax income was $1.2 billion in 2012, a decrease of $469 million, or 28.8%, from $1.6 billion in 2011, primarily driven by a year-over-year increase in the benefit ratio as described below.

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

•

Individual Medicare stand-alone PDP membership increased 438,900 members, or 16.8%, from December 31, 2011 to December 31, 2012 primarily from higher gross sales during the 2012 enrollment season, particularly for our Humana-Walmart plan offering, supplemented by dual-eligible and age-in enrollments throughout the year.

•	Individual specialty membership increased 166,200, or 21.2%, from December 31, 2011 to December 31, 2012 primarily driven by increased membership in dental offerings.

Premiums revenue

•

Retail segment premiums increased $3.2 billion, or 14.5%, from 2011 to 2012 primarily due to a 17.6% increase in average individual Medicare Advantage membership. Individual Medicare Advantage per member premiums decreased approximately 2% in 2012 compared to 2011, primarily driven by a higher percentage of members that aged-in that generally carry a lower risk score than other members and accordingly a lower premium per member as well as lower per member premiums for members acquired in connection with the Arcadian acquisition effective March 31, 2012. Individual Medicare stand-alone PDP premiums revenue increased $283 million, or 11.0%, in 2012 compared to 2011 primarily due to an 18.9% increase in average individual PDP membership, partially offset by a decrease in individual Medicare stand-alone PDP per member premiums. This was primarily a result of sales of our Humana-Walmart plan.

Benefits expense

•

The Retail segment benefit ratio increased 290 basis points from 81.3% in 2011 to 84.2% in 2012. During 2012, we experienced a significant increase in the benefit ratio for our individual Medicare Advantage products primarily due to a planned increase in the target benefit ratio associated with positioning for the Health Care Reform Law funding changes and minimum benefit ratio requirements, a higher benefit ratio experienced on new membership than the assumptions used in our 2012 Medicare bids, and increased outpatient utilization for both new and existing members. In addition, year-over-year comparisons of the benefit ratio were negatively impacted by lower favorable prior-period medical claims reserve development in 2012 than in 2011 and a year-over-year increase in clinicians and other health care quality expenditures given our continuing growth in membership. The Retail segment’s pretax income for 2012 included the beneficial effect of $192 million in favorable prior-period medical claims reserve development versus $245 million in 2011. This favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 80 basis points in 2012 versus approximately 110 basis points in 2011.

Operating costs

•

The Retail segment operating cost ratio of 11.1% for 2012 was comparable of that for 2011 primarily due to scale efficiencies associated with servicing higher year-over-year membership together with our continued focus on operating cost efficiencies, partially offset by higher year-over-year clinical, provider, and technological infrastructure spending.

Employer Group Segment

			Change
	2012	2011	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,211,800	1,180,200	31,600	2.7%
ASO	1,237,700	1,292,300	(54,600)	(4.2)%
Group Medicare Advantage	370,800	290,600	80,200	27.6%
Medicare Advantage ASO	27,700	27,600	100	0.4%

Total group Medicare Advantage	398,500	318,200	80,300	25.2%

Group Medicare stand-alone PDP	4,400	4,200	200	4.8%

Total group Medicare	402,900	322,400	80,500	25.0%

Total group medical members	2,852,400	2,794,900	57,500	2.1%

Group specialty membership (a)	7,136,200	6,532,600	603,600	9.2%

(a)	Specialty products include dental, vision, and other supplemental health and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2012	2011	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,996	$4,782	$214	4.5%
Group Medicare Advantage	4,064	3,152	912	28.9%
Group Medicare stand-alone PDP	8	8	0	0.0%

Total group Medicare	4,072	3,160	912	28.9%
Group specialty	1,070	935	135	14.4%

Total premiums	10,138	8,877	1,261	14.2%

Services	370	356	14	3.9%

Total premiums and services revenue	$10,508	$9,233	$1,275	13.8%

Income before income taxes	$277	$218	$59	27.1%
Benefit ratio	83.6%	82.4%		1.2%
Operating cost ratio	16.5%	18.1%		(1.6)%

Pretax Results

•

Employer Group segment pretax income increased $59 million, or 27.1%, to $277 million in 2012 primarily due to improvement in the operating cost ratio partially offset by an increase in the benefit ratio as described below.

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

Premiums revenue

•

Employer Group segment premiums increased by $1.3 billion, or 13.8%, from 2011 to $10.1 billion for 2012 primarily due to higher average group Medicare Advantage and fully-insured commercial group medical membership. In addition, 2012 included the beneficial effect of approximately $25 million associated with revising estimates regarding calculations of 2011 premium rebates payable associated with minimum benefit ratios required under the Health Care Reform Law. This change in estimate was attributable to the refinement of the state-level calculations based on the run out of claims during 2012.

Benefits expense

•

The Employer Group segment benefit ratio of 83.6% for 2012 increased 120 basis points from 82.4% in 2011 primarily due to higher membership in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products. In addition, year-over-year comparisons of the benefit ratio were negatively impacted by lower favorable prior-period medical claims reserve development in 2012 than in 2011. These increases were partially offset by the beneficial effect on the benefit ratio in 2012 of a reduction in prior-year premium rebate estimates discussed above. Fully-insured group Medicare Advantage members represented 13.0% of total Employer Group segment medical membership at December 31, 2012 compared to 10.4% at December 31, 2011. The Employer Group segment’s pretax income for 2012 included the beneficial effect of $48 million in favorable prior-period medical claims reserve development versus $114 million in 2011. This favorable prior-period medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 50 basis points in 2012 versus approximately 130 basis points in 2011.

Operating costs

•

The Employer Group segment operating cost ratio of 16.5% for 2012 improved 160 basis points from 18.1% for 2011 primarily reflecting growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products and continued savings as a result of our operating cost reduction initiatives.

Healthcare Services Segment

			Change
	2012	2011	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$967	$880	$87	9.9%
Home based services	40	0	40	100.0%
Pharmacy solutions	16	11	5	45.5%
Integrated behavioral health services	1	12	(11)	(91.7)%

Total services revenues	1,024	903	121	13.4%

Intersegment revenues:
Pharmacy solutions	11,352	9,886	1,466	14.8%
Provider services	410	368	42	11.4%
Home based services	167	84	83	98.8%
Integrated behavioral health services	133	171	(38)	(22.2)%

Total intersegment revenues	12,062	10,509	1,553	14.8%

Total services and intersegment revenues	$13,086	$11,412	$1,674	14.7%

Income before income taxes	$463	$377	$86	22.8%
Operating cost ratio	95.8%	96.0%		(0.2)%

Pretax results

•

Healthcare Services segment pretax income increased $86 million, or 22.8%, from 2011 to $463 million in 2012 primarily due to growth in our pharmacy solutions business, including higher utilization of our mail-order pharmacy by our members.

Script Volume

•

Humana Pharmacy Solutions® script volumes for the Retail and Employer Group segment membership increased to approximately 238 million in 2012, up approximately 15.5% versus scripts of approximately 206 million in 2011. The year-over-year increase primarily reflects growth associated with higher average medical membership together with an increase in mail order penetration for our Retail segment medical membership in 2012 than in 2011.

Services revenue

•	Provider services revenue increased $87 million from 2011 to $967 million in 2012 primarily due to growth in our Concentra operations and the acquisition of SeniorBridge in July 2012.

Intersegment revenues

•

Intersegment revenues increased $1.6 billion, or 14.8%, from 2011 to $12.0 billion for 2012 primarily due to growth in our pharmacy solutions business, including our mail-order pharmacy, as it serves our growing membership, particularly Medicare stand-alone PDP.

Operating costs

•

The Healthcare Services segment operating cost ratio improved 20 basis points from 2011 to 95.8% for 2012 reflecting scale efficiencies associated with growth in our pharmacy solutions business, including higher script volumes in our mail-order pharmacy business.

Other Businesses

Pretax loss for our Other Businesses of $18 million for 2012 compared to pretax income of $41 million for 2011. The year-over-year decline primarily reflects the combined effect of costs in connection with a litigation settlement associated with our military services business in 2012, reserve strengthening for our closed block of long-term care insurance policies in 2012, and a change in profitability under the current TRICARE South Region contract in connection with our bid strategy.

Liquidity

Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. Our primary uses of cash include disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by Departments of Insurance.

For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law will impact the timing of our operating cash flows, as we expect to build a receivable in 2014 that will be collected in 2015. It is reasonably possible that the receivable could be material to our operating cash flow in 2014. In 2014, we expect our operating cash flows to decline from 2013. Any amounts receivable or payable associated with these risk limiting programs should not have a significant impact on subsidiary capital and surplus.

For additional information on our liquidity risk, please refer to Item 1A. Risk Factors in this report.

Cash and cash equivalents decreased to $1.1 billion at December 31, 2013 from $1.3 billion at December 31, 2012. The change in cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011
	(in millions)
Net cash provided by operating activities	$1,716	$1,923	$2,079
Net cash used in investing activities	(1,182)	(1,965)	(1,358)
Net cash used in financing activities	(702)	(29)	(1,017)

Decrease in cash and cash equivalents	$(168)	$(71)	$(296)

Cash Flow from Operating Activities

The change in operating cash flows over the three year period primarily results from the corresponding change in earnings, enrollment activity, and the timing of working capital items as discussed below. Cash flows were positively impacted by annual Medicare enrollment gains because premiums generally are collected in advance of claim payments by a period of up to several months. In addition, 2013 operating cash flows were impacted by increased marketing and distribution costs associated with higher sales during the annual election period for Medicare beneficiaries for 2014, investment spending for new state-based contracts and exchanges under the Health Care Reform Law, and higher Medicare Part D risk corridor payments related to settlements for prior years, including $158 million related to the 2011 contract year.

Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and payments of benefits expense. We illustrate these changes with the following summaries of receivables and benefits payable.

The detail of total net receivables was as follows at December 31, 2013, 2012 and 2011:

				Change
	2013	2012	2011	2013	2012	2011
	(in millions)
Medicare	$576	$422	$336	$154	$86	$120
Commercial and other	405	346	315	59	31	(53)
Military services	87	59	468	28	(409)	41
Allowance for doubtful accounts	(118)	(94)	(85)	(24)	(9)	(33)

Total net receivables	$950	$733	$1,034	217	(301)	75

Reconciliation to cash flow statement:
Provision for doubtful accounts				37	26	31
Receivables from acquisition				(3)	(51)	0

Change in receivables per cash flow statement resulting in cash from operations				$251	$(326)	$106

Medicare receivables are impacted by revenue growth associated with growth in individual and group Medicare membership and the timing of accruals and related collections associated with the CMS risk-adjustment model.

Military services receivables at December 31, 2013 and 2012 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our current TRICARE South Region contract. Military services receivables at December 31, 2011 primarily consisted of estimated claims owed from the federal government for health care services provided to beneficiaries and underwriting fees under our previous TRICARE South Region contract. The $409 million decrease in military services receivables from December 31, 2011 to December 31, 2012 primarily resulted from the transition to our current TRICARE South Region contract which we account for similar to an administrative services fee only agreement. As such, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements for the current TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows.

The increases in commercial and other receivables as well as the allowance for doubtful accounts in 2013 and 2012 primarily are due to growth in the business. In addition, commercial and other receivables for 2013, 2012, and 2011 include $178 million, $166 million, and $144 million, respectively, of patient services receivables related to Concentra which was acquired in December 2010. Also related to Concentra, the allowance for doubtful accounts increased $33 million from 2010 to 2011 as a result of the requirement to record acquired balances at fair value at the acquisition date. Commercial and other receivables also reflect the timing of reimbursements from the Puerto Rico Health Insurance Administration under our Medicaid contracts that terminated effective September 30, 2013.

As discussed above, we expect receivables to increase in 2014 as a result of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law effective in 2014.

The detail of benefits payable was as follows at December 31, 2013, 2012 and 2011:

				Change
	2013	2012	2011	2013	2012	2011
	(in millions)
IBNR (1)	$2,586	$2,552	$2,056	$34	$496	$5
Reported claims in process (2)	381	315	376	66	(61)	239
Military services benefits payable (3)	0	4	339	(4)	(335)	84
Other benefits payable (4)	926	908	983	18	(75)	(43)

Total benefits payable	$3,893	$3,779	$3,754	114	25	285

Payables from acquisition				(5)	(66)	(29)

Change in benefits payable per cash flow statement resulting in cash from operations				$109	$(41)	$256

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)	Military services benefits payable primarily represents the run-out of the claims liability associated with our previous TRICARE South Region contract that expired on March 31, 2012. A corresponding receivable for reimbursement by the federal government is included in the military services receivable in the previous receivables table.
(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable in 2013 primarily was due to an increase in the amount of processed but unpaid claims due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff, and an increase in IBNR, primarily as a result of Medicare Advantage membership growth. The increase in benefits payable in 2012 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, partially offset by a $335 million decrease in the military services benefits payable due to the run-out of claims under the previous TRICARE South Region contract that expired on March 31, 2012, a decrease in amounts owed to providers under capitated and risk sharing arrangements, and a decrease in the amounts due to our pharmacy benefit administrator which fluctuate due to month-end cutoff. Under the current TRICARE South Region contract effective April 1, 2012, the federal government retains the risk of the cost of health benefits and related benefit obligation as further described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The increase in benefits payable in 2011 primarily was due to an increase in processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff, and an increase in military services benefits payable.

In addition to the timing of receipts for premiums and services fees and payments of benefits expense, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS, changes in the timing of the collection of pharmacy rebates, and the timing of payments for premium rebates associated with minimum benefit ratios required under the Health Care Reform Law. In 2014, our operating cash flows will also be impacted by the timing of payments and receipts associated with the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law as discussed above.

Cash Flow from Investing Activities

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $441 million in 2013, $410 million in 2012, and $346 million in 2011. Excluding acquisitions, we expect total capital expenditures in 2014 in a range of approximately $525 million to $575 million primarily reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment.

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $592 million in 2013, $320 million in 2012, and $796 million in 2011.

Cash consideration paid for acquisitions, net of cash acquired, was $187 million in 2013, $1.2 billion in 2012, and $226 million in 2011. Cash paid for acquisitions in 2013 primarily related to the American Eldercare and other health and wellness related acquisitions. In 2012, acquisitions included Metropolitan, Arcadian, SeniorBridge and other health and wellness and technology related acquisitions. Acquisitions in 2011 included Anvita and other Retail segment acquisitions.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $155 million less than claims payments during 2013, $341 million less than claims payments during 2012, and $378 million less than claim payments during 2011. Under our current administrative services only TRICARE South Region contract that began April 1, 2012, health care cost payments for which we do not assume risk were less than reimbursements from the federal government by $5 million in 2013 and exceeded reimbursements by $56 million in 2012. See Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for further description.

We repurchased 5.8 million shares for $502 million in 2013, 6.25 million shares for $460 million in 2012, and 6.8 million shares for $492 million in 2011 under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $29 million in 2013, $58 million in 2012, and $49 million in 2011.

As discussed further below, we paid dividends to stockholders of $168 million in 2013, $165 million in 2012, and $82 million in 2011.

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

The remainder of the cash used in or provided by financing activities in 2013, 2012, and 2011 primarily resulted from proceeds from stock option exercises and the change in book overdraft.

Future Sources and Uses of Liquidity

Dividends

The following table provides details of dividend payments in 2011, 2012, and 2013 under our Board approved quarterly cash dividend policy:

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

In October 2013, the Board declared a cash dividend of $0.27 per share that was paid on January 31, 2014 to stockholders of record on December 31, 2013, for an aggregate amount of $42 million. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Repurchase Authorization

In April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $557 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of February 1, 2014, the remaining authorized amount under the current authorization totaled approximately $580 million.

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

Credit Agreement

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving credit agreement to, among other things, extend its maturity to July 2018 from November 2016. Under the amended and restated credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.3 billion at December 31, 2013 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.3 billion and actual leverage ratio of 1.0:1, as measured in accordance with the credit agreement as of December 31, 2013. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At December 31, 2013, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $5 million issued under the credit agreement at December 31, 2013. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2013, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2013 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $508 million at December 31, 2013 and $346 million at December 31, 2012 reflecting higher profit contribution from non-regulated businesses. Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by Departments of Insurance. Our subsidiaries paid dividends to the parent of $967 million in 2013, $1.2 billion in 2012, and $1.1 billion in 2011. The decline in dividends to the parent in 2013 primarily was a result of higher surplus requirements associated with premium growth. Refer to our parent company financial statements and accompanying notes in Schedule I – Parent Company Financial Information. Regulatory requirements, including subsidiary dividends to the parent, are discussed in more detail in the following section. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2014 is approximately $840 million in the aggregate. However, actual dividends paid from the subsidiaries to the parent in 2014 could be reduced as a result of the proposed statutory accounting for the health insurance industry fee, discussed below, combined with higher surplus requirements associated with premium growth due to increases in membership.

The NAIC is continuing discussions regarding the statutory accounting for the health insurance industry fee required by the Health Care Reform Law which in its present form would restrict surplus in the year preceding payment, beginning in 2014. Accordingly, in addition to requiring recognition of the full-year 2014 assessment in the first quarter of 2014, we may be required to restrict surplus for the 2015 assessment ratably in 2014. This proposal does not affect our financial statements prepared in accordance with generally accepted accounting principles, under which the fee is expensed ratably throughout the payment year. In September 2014, we expect to pay the federal government in the range of $525 million to $575 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a similar increase in our fee in 2015.

Regulatory Requirements

For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Note 14 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Contractual Obligations

We are contractually obligated to make payments for years subsequent to December 31, 2013 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$2,550	0	500	800	1,250
Interest (1)	1,548	146	277	208	917
Operating leases (2)	904	228	346	187	143
Purchase obligations (3)	253	132	91	30	0
Future policy benefits payable and other long-term liabilities (4)	2,563	70	356	213	1,924

Total	$7,818	576	1,570	1,438	4,234

(1)	Interest includes the estimated contractual interest payments under our debt agreements.
(2)	We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
(3)	Purchase obligations include agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(4)	Includes future policy benefits payable ceded to third parties through 100% coinsurance agreements as more fully described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We expect the assuming reinsurance carriers to fund these obligations and reflected these amounts as reinsurance recoverables included in other long-term assets on our consolidated balance sheet. Amounts payable in less than one year are included in trade accounts payable and accrued expenses in the consolidated balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2013, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion off-balance sheet arrangements, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Guarantees and Indemnifications

For a detailed discussion our guarantees and indemnifications, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Government Contracts

For a detailed discussion of our government contracts, including our Medicare, Military, and Medicaid contracts, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

Benefits Expense Recognition

Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2013	Percentage of Total	December 31, 2012	Percentage of Total
	(dollars in millions)
IBNR	$2,586	66.4%	$2,552	67.5%
Reported claims in process	381	9.8%	315	8.3%
Other benefits payable	926	23.8%	912	24.2%

Total benefits payable	$3,893	100.0%	$3,779	100.0%

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

The completion factor method is used for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Changes in claim processes, including recoveries of overpayments, receipt cycle times, claim inventory levels, outsourcing, system conversions, and processing disruptions due to weather or other events affect views regarding the reasonable choice of completion factors. Claim payments to providers for services rendered are often net of overpayment recoveries for claims paid previously, as contractually allowed. Claim overpayment recoveries can result from many different factors, including retroactive enrollment activity, audits of provider billings, and/or payment errors. Changes in patterns of claim overpayment recoveries can be unpredictable and result in completion factor volatility, as they often impact older dates of service. The receipt cycle time measures the average length of time between when a medical claim was initially incurred and when the claim form was received. Increases in electronic claim submissions from providers decrease the receipt cycle time. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claim may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required.

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2013 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
1.60%	$(335)	(4.75%)	$(345)
1.20%	$(251)	(4.25%)	$(309)
0.80%	$(168)	(3.50%)	$(254)
0.60%	$(126)	(3.00%)	$(218)
0.40%	$ (84)	(2.50%)	$(182)
0.20%	$ (42)	(2.00%)	$(145)
0.10%	$ (21)	(1.50%)	$(109)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2013 caused by changes in completion factors for incurred months prior to the most recent three months.
(b)	Reflects estimated potential changes in benefits payable at December 31, 2013 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.
(c)	The factor change indicated represents the percentage point change.

The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals.

	2013	2012	2011
	(in millions)
Balances at January 1	$3,775	$3,415	$3,214
Acquisitions	5	66	29
Incurred related to:
Current year	32,711	30,198	25,834
Prior years	(474)	(257)	(372)

Total incurred	32,237	29,941	25,462

Paid related to:
Current year	(29,103)	(26,738)	(22,742)
Prior years	(3,021)	(2,909)	(2,548)

Total paid	(32,124)	(29,647)	(25,290)

Balances at December 31	$3,893	$3,775	$3,415

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

	Favorable Development by Changes in Key Assumptions
	2013		2012		2011
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(233)	(3.4)%	$(138)	(2.4)%	$(189)	(3.8)%
Completion factors	(241)	1.2%	(119)	0.7%	(183)	1.2%

Total	$(474)		$(257)		$(372)

(a)	The factor change indicated represents the percentage point change.

As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $474 million in 2013, $257 million in 2012, and $372 million in 2011. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2013, 2012, and 2011.

	Favorable Medical Claims Reserve Development			Change
	2013	2012	2011	2013	2012
	(in millions)
Retail Segment	$(347)	$(192)	$(245)	$(155)	$53
Employer Group Segment	(128)	(48)	(114)	(80)	66
Other Businesses	1	(17)	(13)	18	(4)

Total	$(474)	$(257)	$(372)	$(217)	$115

The favorable medical claims reserve development for 2013, 2012, and 2011 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the favorable medical claims reserve development during 2013 reflects better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefitted from these improvements. Favorable development during 2011 reflects improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization. The improvements during 2011 resulted from increased audits of provider billings as well as system enhancements that improved claim recovery functionality.

We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2013 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.

Benefits expense associated with military services and provisions associated with future policy benefits excluded from the previous table was as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Military services	$(27)	$908	$3,247
Future policy benefits	354	136	114

Total	$327	$1,044	$3,361

Military services benefit expense for 2013 reflects the beneficial effect of a favorable settlement of contract claims with the DoD partially offset by expenses associated with our contracts with the Veterans Administration. Military services benefits payable of $4 million and $339 million at December 31, 2012 and 2011, respectively, primarily consisted of our estimate of incurred healthcare services provided to beneficiaries under our previous TRICARE South Region contract which were in turn reimbursed by the federal government. This amount was generally offset by a receivable from the federal government. There was no military services benefits payable at December 31, 2013 due to the transition to the current TRICARE South Region contract on April 1, 2012, which is accounted for as an administrative services only contract as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. This transition is also the primary reason for the decline in military services benefits expense from 2011 to 2013. Our previous TRICARE contract that expired on March 31, 2012 contained provisions where we shared the risk with the federal government for the cost of health benefits. Therefore, the impact on our income from operations from changes in estimate for TRICARE benefits payable was reduced substantially by the federal government’s share of the risk. The net change in income from operations as determined retrospectively, after giving consideration to claim development occurring in the current period, was an increase of approximately $2 million for 2011.

Future policy benefits payable of $2.2 billion and $1.9 billion at December 31, 2013 and 2012, respectively, represent liabilities for long-duration insurance policies including long-term care insurance, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). Because these policies have long-term claim payout periods, there is a greater risk of significant variability in claims costs, either positive or negative. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.

Future policy benefits payable include $1.4 billion at December 31, 2013 and $1.1 billion at December 31, 2012 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 KMG acquisition. Approximately 33,300 policies remain in force as of December 31, 2013. No new policies have been written since 2005 under this closed block. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no additional liability at December 31, 2013 and $119 million of additional liability at December 31, 2012. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.

Long-term care insurance policies provide nursing home and home health coverage for which premiums are collected many years in advance of benefits paid, if any. Therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual interest, morbidity, mortality, and maintenance expense assumptions from those assumed in our reserves are particularly significant to our closed block of long-term care insurance policies. We monitor the loss experience of these long-term care insurance policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases and/or loss experience vary from our loss recognition date assumptions, future adjustments to reserves could be required.

During 2013, we recorded a loss for a premium deficiency. The premium deficiency was based on current and anticipated experience that had deteriorated from our locked-in assumptions from the previous December 31, 2010 loss recognition date, particularly as they related to emerging experience due to an increase in life expectancies and utilization of home health care services. Based on this deterioration, and combined with lower interest rates, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our closed-block of long-term care insurance policies were not adequate to provide for future policy benefits and maintenance costs under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during 2013 we recorded $243 million of additional benefits expense, with a corresponding increase in future policy benefits payable of $350 million partially offset by a related reinsurance recoverable of $107 million included in other long-term assets.

During 2012, we recorded a change in estimate associated with future policy benefits payable for our closed-block of long-term care insurance policies resulting in additional benefits expense of $29 million and a corresponding increase in future policy benefits payable. This change in estimate was based on current claim experience demonstrating an increase in the length of the time policyholders already in payment status remained in such status. Future policy benefits payable was increased to cover future payments to policyholders currently in payment status.

For our closed block of long-term care policies, when modeled in the aggregate, unfavorable scenarios based on reasonably likely adverse variations in our assumptions could require a reserve increase of approximately 9.6%, which for the year ended December 31, 2013 would have resulted in additional benefits expense of approximately $100 million, net of reinsurance. Generally accepted accounting principles do not allow us to unlock our assumptions for favorable items. We believe that the modeled amount provides a reasonable estimate of the possible changes in the reserve balance for our closed-block of long-term care insurance policies. However, it is reasonably possible that the variability in assumptions, in the aggregate, could result in a material impact on our reserve levels.

In addition, future policy benefits payable include amounts of $215 million at December 31, 2013, $220 million at December 31, 2012, and $224 million at December 31, 2011 which are subject to 100% coinsurance agreements as more fully described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.

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

Premiums revenue and administrative services only, or ASO, fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for estimated changes in an employer’s enrollment and individuals that ultimately may fail to pay, and for estimated rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the individual, small group, and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by the Department of Health and Human Services, separately by state and legal entity. Beginning in 2014, Medicare Advantage plans are also subject to minimum benefit ratio requirements under the Health Care Reform Law. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Enrollment changes not yet processed or not yet reported by an employer group or the government, also known as retroactive membership adjustments, are estimated based on available data and historical trends. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.

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

The risk corridor provisions compare costs targeted in our bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. As risk corridor provisions are considered in determining the rate, we estimate and recognize an adjustment to premiums revenue related to these risk corridor provisions based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in the consolidated balance sheets based on the timing of expected settlement.

The estimate of the settlement associated with risk corridor provisions requires us to consider factors that may not be certain at period end, including member eligibility and risk adjustment score differences with CMS as well as pharmacy rebates from manufacturers. These factors have an offsetting effect on changes in the risk corridor estimate. In 2013, we paid $207 million related to our reconciliation with CMS regarding the 2012 Medicare Part D risk corridor provisions compared to our estimate of $194 million at December 31, 2012. In 2012, we paid $131 million and in January 2013 we paid $158 million related to our reconciliation with CMS regarding the 2011 Medicare Part D risk corridor provisions compared to our estimate of $286 million at December 31, 2011. In 2011, we paid $380 million related to our reconciliation with CMS regarding the 2010 Medicare Part D risk corridor provisions compared to our estimate of $345 million at December 31, 2010. The net liability associated with the 2013 risk corridor estimate, which will be settled in 2014, was $46 million at December 31, 2013.

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefits expense for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period. Gross financing receipts were $4.6 billion and gross financing withdrawals were $4.8 billion during 2013. CMS subsidy and brand name prescription drug discount activity recorded to the consolidated balance sheets at December 31, 2013 was $743 million to other current assets and $30 million to trade accounts payable and accrued expenses.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. Settlement with CMS for brand name prescription drug discounts is based on a reconciliation made approximately 14 to 18 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data.

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

Military services

In 2013, revenues associated with our military services business represented approximately 1% of total premiums and services revenue. Military services premiums and services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense, or DoD. On April 1, 2012, we began delivering services under our current TRICARE South Region contract with the DoD. Under the current contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. Under the terms of the current TRICARE South Region contract, we do not record premiums revenue or benefits expense in our consolidated statements of income related to these health care costs and related reimbursements. Instead, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement. The current contract includes fixed administrative services fees and incentive fees and penalties. Administrative services fees are recognized as services are performed.

Our TRICARE members are served by both in-network and out-of-network providers in accordance with the current contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For the first nine months of the new contract, April 1, 2012 to December 31, 2012, health care cost payments were $2.1 billion, exceeding reimbursements of $2.0 billion by $56 million. For 2013, health care cost reimbursement were $3.2 billion, exceeding payments of $3.2 billion by $5 million.

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

Patient services

Patient services revenue associated with provider services in our Healthcare Services segment are primarily related to Concentra. Patient services revenue includes (1) workers’ compensation injury care and related services and (2) other healthcare services related to employer needs or statutory requirements. Patient services revenues are recognized in the period services are provided to the customer when the sales price is fixed or determinable, and are net of contractual allowances.

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

Investment Securities

Investment securities totaled $9.8 billion, or 47.3% of total assets at December 31, 2013, and $9.8 billion, or 49% of total assets at December 31, 2012. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2013 and at December 31, 2012. The fair value of debt securities were as follows at December 31, 2013 and 2012:

	December 31, 2013	Percentage of Total	December 31, 2012	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$584	6.0%	$618	6.3%
Mortgage-backed securities	1,820	18.6%	1,603	16.3%
Tax-exempt municipal securities	2,971	30.3%	3,071	31.2%
Mortgage-backed securities:
Residential	22	0.2%	34	0.3%
Commercial	673	6.9%	659	6.7%
Asset-backed securities	63	0.6%	68	0.7%
Corporate debt securities	3,667	37.4%	3,794	38.5%

Total debt securities	$9,800	100%	$9,847	100.0%

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2013. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Tax-exempt municipal securities included pre-refunded bonds of $222 million at December 31, 2013 and $311 million at December 31, 2012. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations at the time the fund is established. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for $1.1 billion of these municipals in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for $1.7 billion of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 12%. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax-exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $548 million and $627 million at December 31, 2013 and 2012, respectively, of tax-exempt securities guaranteed by monoline insurers. The equivalent weighted average S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA-.

Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $1 million at December 31, 2013 and $2 million at December 31, 2012. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio.

The percentage of corporate securities associated with the financial services industry was 23% at December 31, 2013 and 2012.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2013:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$231	$(6)	$5	$0	$236	$(6)
Mortgage-backed securities	1,076	(47)	21	(1)	1,097	(48)
Tax-exempt municipal securities	693	(28)	57	(5)	750	(33)
Mortgage-backed securities:
Residential	6	0	1	0	7	0
Commercial	270	(8)	40	(1)	310	(9)
Asset-backed securities	35	(1)	0	0	35	(1)
Corporate debt securities	594	(28)	17	(2)	611	(30)

Total debt securities	$2,905	$(118)	$141	$(9)	$3,046	$(127)

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

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2013 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2013.

All issuers of securities we own that were trading at an unrealized loss at December 31, 2013 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At December 31, 2013, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2013. There were no material other-than-temporary impairments in 2013, 2012, or 2011.

Goodwill and Long-lived Assets

At December 31, 2013, goodwill and other long-lived assets represented 27% of total assets and 61% of total stockholders’ equity, compared to 27% and 62%, respectively, at December 31, 2012.

We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition. The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2013 segment change discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the ultimate outcome of the Health Care Reform Law, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill.

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

The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Prior to 2009, under interest rate swap agreements, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. We terminated all of our interest rate swap agreements in 2008. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2013 or December 31, 2012.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2013. Our net unrealized position declined $478 million from a net unrealized gain position of $728 million at December 31, 2012 to a net unrealized gain position of $250 million at December 31, 2013. At December 31, 2013, we had gross unrealized losses of $127 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2013. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.3 years as of December 31, 2013 and 4.0 years as of December 31, 2012. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $462 million.

We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2013 and 2012. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and

300 basis points, have changed between 100 and 200 basis points four times, and have changed by less than 100 basis points five times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points

	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2013
Investment income (a)	$(24)	$(16)	$(8)	$26	$52	$79
Interest expense (b)	0	0	0	0	0	0

Pretax	$(24)	$(16)	$(8)	$26	$52	$79

As of December 31, 2012
Investment income (a)	$(16)	$(16)	$(10)	$33	$68	$102
Interest expense (b)	0	0	0	0	0	0

Pretax	$(16)	$(16)	$(10)	$33	$68	$102

(a)	As of December 31, 2013 and 2012, some of our investments had interest rates below 3% so the assumed hypothetical change in pretax earnings does not reflect the full 3% point reduction.
(b)	The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2013 or December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Humana Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,138	$1,306
Investment securities	8,090	8,001
Receivables, less allowance for doubtful accounts of $118 in 2013 and $94 in 2012:	950	733
Other current assets	2,122	1,670

Total current assets	12,300	11,710

Property and equipment, net	1,218	1,098
Long-term investment securities	1,710	1,846
Goodwill	3,733	3,640
Other long-term assets	1,774	1,685

Total assets	$20,735	$19,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$3,893	$3,779
Trade accounts payable and accrued expenses	1,821	2,042
Book overdraft	403	324
Unearned revenues	206	230

Total current liabilities	6,323	6,375
Long-term debt	2,600	2,611
Future policy benefits payable	2,207	1,858
Other long-term liabilities	289	288

Total liabilities	11,419	11,132

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 196,275,506 shares issued in 2013 and 194,470,820 shares issued in 2012	33	32
Capital in excess of par value	2,267	2,101
Retained earnings	8,942	7,881
Accumulated other comprehensive income	158	386
Treasury stock, at cost, 42,245,097 shares in 2013 and 36,138,955 shares in 2012	(2,084)	(1,553)

Total stockholders’ equity	9,316	8,847

Total liabilities and stockholders’ equity	$20,735	$19,979

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2013	2012	2011
	(in millions, except per share results)
Revenues:
Premiums	$38,829	$37,009	$35,106
Services	2,109	1,726	1,360
Investment income	375	391	366

Total revenues	41,313	39,126	36,832

Operating expenses:
Benefits	32,564	30,985	28,823
Operating costs	6,355	5,830	5,395
Depreciation and amortization	333	295	270

Total operating expenses	39,252	37,110	34,488

Income from operations	2,061	2,016	2,344
Interest expense	140	105	109

Income before income taxes	1,921	1,911	2,235
Provision for income taxes	690	689	816

Net income	$1,231	$1,222	$1,419

Basic earnings per common share	$7.81	$7.56	$8.58

Diluted earnings per common share	$7.73	$7.47	$8.46

Dividends declared per common share	$1.07	$1.03	$0.75

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Net income	$1,231	$1,222	$1,419
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(338)	164	299
Effect of income taxes	124	(60)	(109)

Total change in unrealized investment gains/losses, net of tax	(214)	104	190

Reclassification adjustment for net realized gains included in investment income	(22)	(33)	(11)
Effect of income taxes	8	12	4

Total reclassification adjustment, net of tax	(14)	(21)	(7)

Other comprehensive (loss) income, net of tax	(228)	83	183

Comprehensive income	$1,003	$1,305	$1,602

Humana Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2011	190,245	$32	$1,737	$5,529	$120	$(494)	$6,924
Net income				1,419			1,419
Other comprehensive income					183		183
Common stock repurchases						(541)	(541)
Dividends declared			0	(123)			(123)
Stock-based compensation			67				67
Restricted stock grants and restricted stock unit vesting	11	0					0
Restricted stock forfeitures	(105)	0	0				0
Stock option exercises	3,079	0	134				134
Stock option and restricted stock tax benefit			0				0

Balances, December 31, 2011	193,230	32	1,938	6,825	303	(1,035)	8,063
Net income				1,222			1,222
Other comprehensive income					83		83
Common stock repurchases						(518)	(518)
Dividends declared			0	(166)			(166)
Stock-based compensation			82				82
Restricted stock grants and restricted stock unit vesting	15	0					0
Restricted stock forfeitures	(1)	0	0				0
Stock option exercises	1,227	0	60				60
Stock option and restricted stock tax benefit			21				21

Balances, December 31, 2012	194,471	32	2,101	7,881	386	(1,553)	8,847
Net income				1,231			1,231
Other comprehensive loss					(228)		(228)
Common stock repurchases						(531)	(531)
Dividends declared			0	(170)			(170)
Stock-based compensation			92				92
Restricted stock unit vesting	563	0					0
Stock option exercises	1,242	1	66				67
Stock option and restricted stock tax benefit			8				8

Balances, December 31, 2013	196,276	$33	$2,267	$8,942	$158	$(2,084)	$9,316

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities
Net income	$1,231	$1,222	$1,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	338	303
Stock-based compensation	92	82	67
Net realized capital gains	(22)	(33)	(11)
Provision (benefit) for deferred income taxes	42	(80)	22
Provision for doubtful accounts	37	26	31
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(251)	326	(106)
Other assets	(330)	(253)	(183)
Benefits payable	109	(41)	256
Other liabilities	313	300	194
Unearned revenues	(24)	(43)	26
Other	93	79	61

Net cash provided by operating activities	1,716	1,923	2,079

Cash flows from investing activities
Acquisitions, net of cash acquired	(187)	(1,235)	(226)
Proceeds from sale of business	34	0	0
Purchases of property and equipment	(441)	(410)	(346)
Proceeds from sales of property and equipment	4	0	10
Purchases of investment securities	(3,261)	(3,221)	(3,678)
Maturities of investment securities	1,077	1,497	1,623
Proceeds from sales of investment securities	1,592	1,404	1,259

Net cash used in investing activities	(1,182)	(1,965)	(1,358)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(150)	(397)	(378)
Proceeds from issuance of senior notes, net	0	990	0
Repayment of long-term debt	0	(36)	0
Common stock repurchases	(531)	(518)	(541)
Dividends paid	(168)	(165)	(82)
Excess tax benefit from stock-based compensation	8	22	15
Change in book overdraft	79	18	(103)
Proceeds from stock option exercises and other, net	60	57	72

Net cash used in financing activities	(702)	(29)	(1,017)

Decrease in cash and cash equivalents	(168)	(71)	(296)
Cash and cash equivalents at beginning of year	1,306	1,377	1,673

Cash and cash equivalents at end of year	$1,138	$1,306	$1,377

Supplemental cash flow disclosures:
Interest payments	$146	$110	$114
Income tax payments, net	$734	$745	$874
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$196	$1,535	$266
Less: Fair value of liabilities assumed	(9)	(300)	(40)

Cash paid for acquired businesses, net of cash acquired	$187	$1,235	$226

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY

Nature of Operations

Headquartered in Louisville, Kentucky, Humana is a leading health care company that offers a wide range of insurance products and health and wellness services that incorporate an integrated approach to lifelong well-being. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 75% of our total premiums and services revenue from contracts with the federal government in 2013, including 15% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.

Health Care Reform

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on many provisions of the Health Care Reform Law have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, or NAIC, there are certain provisions of the law that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of the law on our overall business.

Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. Implementation dates of the Health Care Reform Law began in September 2010 and continue through 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc. and subsidiaries that the Company controls, including variable interest entities associated with medical practices for which we are the primary beneficiary. We do not own many of our medical practices but instead enter into exclusive long-term management agreements with the affiliated Professional Associations, or P.A.s, that operate these medical practices. Based upon the provisions of these agreements, these affiliated P.A.s are variable interest entities and we are the primary beneficiary, and accordingly we consolidated the affiliated P.A.s. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, future policy benefits payable, the impact of risk sharing provisions related to our Medicare contracts, the valuation and related impairment recognition of investment

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

Business Segment Reclassifications

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and wellness businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with the Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program as well as our state-based contracts for Medicaid members, both of which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation. See Note 16 for segment financial information.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, money market funds, commercial paper, other money market instruments, and certain U.S. Government securities with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the investments.

Investment Securities

Investment securities, which consist entirely of debt securities, have been categorized as available for sale and, as a result, are stated at fair value. Investment securities available for current operations are classified as current assets. Investment securities available for our long-term insurance products and professional liability funding requirements, as well as restricted statutory deposits, are classified as long-term assets. For the purpose of determining gross realized gains and losses, which are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other-than-temporary impairment.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the individual, small group, and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by the Department of Health and Human Services, separately by state and legal entity. Beginning in 2014, Medicare Advantage are also subject to minimum benefit ratio requirements under the Health Care Reform Law. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.

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

The risk corridor provisions compare costs targeted in our bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. As risk corridor provisions are considered in our overall annual bid process, we estimate and recognize an adjustment to premiums revenue related to these provisions based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in the consolidated balance sheets based on the timing of expected settlement.

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.

Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. Settlement with CMS for brand name prescription drug discounts is based on a reconciliation made approximately 14 to 18 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data. See Note 6 for detail regarding amounts recorded to the consolidated balance sheets related to the risk corridor settlement and subsidies from CMS.

Military services

Military services premiums and services revenue primarily is derived from our TRICARE South Region contract with the Department of Defense, or DoD. On April 1, 2012, we began delivering services under the current TRICARE South Region contract with the DoD. Under the current contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. Under the terms of the current TRICARE South Region contract, we do not record premiums revenue or benefits expense in our consolidated statements of income related to these health care costs and related reimbursements. Instead, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement.

Our TRICARE members are served by both in-network and out-of-network providers in accordance with the current contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For the

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

first nine months of the current contract, April 1, 2012 to December 31, 2012, health care cost payments were $2.1 billion, exceeding reimbursements of $2.0 billion by $56 million. For 2013, health care cost reimbursements were $3.2 billion, exceeding payments of $3.2 billion by $5 million.

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

On April 1, 2012, we began delivering services under our current TRICARE South Region contract with the DoD. As discussed previously, under the current contract, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. We account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement. The current contract includes fixed administrative services fees and incentive fees and penalties. Administrative services fees are recognized as services are performed.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Life insurance, annuities, and certain health and other supplemental policies sold to individuals are accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year and premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income. See Note 17.

Beginning in 2014, health policies sold to individuals that conform to the Health Care Reform Law are accounted for under a short-duration model and accordingly policy acquisition costs are expensed as incurred because premiums received in the current year are intended to pay anticipated benefits in that year.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. Impairment tests completed for 2013, 2012, and 2011 did not result in an impairment loss.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future policy benefits payable

Future policy benefits payable include liabilities for long-duration insurance policies including long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefits expense in the period the changes occur. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs. We adjust future policy benefits payable for the additional liability that would have been recorded if investment securities backing the liability had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment, if any, net of applicable deferred taxes, with the change in unrealized investment gain (loss) in accumulated other comprehensive income in stockholders’ equity. As discussed above, beginning in 2014, health policies sold to individuals that conform to the Health Care Reform Law are accounted for under a short-duration model under which policy reserves are not established because premiums received in the current year are intended to pay anticipated benefits in that year.

Book Overdraft

Under our cash management system, checks issued but not yet presented to banks that would result in negative bank balances when presented are classified as a current liability in the consolidated balance sheets. Changes in book overdrafts from period to period are reported in the consolidated statement of cash flows as a financing activity.

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

Derivative Financial Instruments

At times, we may use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. We were not party to any interest-rate swap agreements in 2013, 2012, or 2011.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value of privately held debt securities, as well as auction rate securities, are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately-held debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly-traded companies in similar lines of business, and reviewing the underlying financial performance including estimating discounted cash flows. Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. From time to time, liquidity issues in the credit markets have led to failed auctions. Given the liquidity issues, fair value could not be estimated based on observable market prices, and as such, unobservable inputs were used. For auction rate securities, valuation methodologies include consideration of the quality of the sector and issuer, underlying collateral, underlying final maturity dates, and liquidity.

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that apply to us or that will have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS

On September 6, 2013, we acquired American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida, serving frail and elderly individuals in home and community-based settings. American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and has contracts to provide Medicaid long-term support services across the entire state of Florida. The enrollment effective dates for the various regions range from August 2013 to March 2014. The allocation of the purchase price resulted in goodwill of $76 million and other intangible assets of $75 million. The goodwill was assigned to the Retail segment and is deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and technology, have a weighted average useful life of 9.3 years. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

On December 21, 2012, we acquired Metropolitan Health Networks, Inc., or Metropolitan, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. We acquired all of the outstanding shares of Metropolitan and repaid all outstanding debt of Metropolitan for a transaction value of $851 million, plus transaction expenses. The total consideration of $851 million exceeded our estimated fair value of the net tangible assets acquired by approximately $827 million, of which we allocated $263 million to other intangible assets and $564 million to goodwill. A majority of the goodwill was assigned to the Healthcare Services segment and a portion to our Retail segment. The goodwill is not deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and trade names, have a weighted average useful life of 8.4 years.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The results of operations and financial condition of American Eldercare, Metropolitan, SeniorBridge, Arcadian, and Anvita have been included in our consolidated statements of income and consolidated balance sheets from the acquisition dates. In addition, during 2013, 2012 and 2011, we acquired other health and wellness and technology related businesses which, individually or in the aggregate, have not had, or are not expected to have, a material impact on our results of operations, financial condition, or cash flows. Acquisition-related costs recognized in each of 2013, 2012, and 2011 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the current year were not material for disclosure purposes.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at December 31, 2013 and 2012, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$584	$6	$(6)	$584
Mortgage-backed securities	1,834	34	(48)	1,820
Tax-exempt municipal securities	2,911	93	(33)	2,971
Mortgage-backed securities:
Residential	22	0	0	22
Commercial	662	20	(9)	673
Asset-backed securities	63	1	(1)	63
Corporate debt securities	3,474	223	(30)	3,667

Total debt securities	$9,550	$377	$(127)	$9,800

December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$602	$16	$0	$618
Mortgage-backed securities	1,519	85	(1)	1,603
Tax-exempt municipal securities	2,890	185	(4)	3,071
Mortgage-backed securities:
Residential	33	2	(1)	34
Commercial	615	44	0	659
Asset-backed securities	66	2	0	68
Corporate debt securities	3,394	402	(2)	3,794

Total debt securities	$9,119	$736	$(8)	$9,847

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2013 and 2012, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$231	$(6)	$5	$0	$236	$(6)
Mortgage-backed securities	1,076	(47)	21	(1)	1,097	(48)
Tax-exempt municipal securities	693	(28)	57	(5)	750	(33)
Mortgage-backed securities:
Residential	6	0	1	0	7	0
Commercial	270	(8)	40	(1)	310	(9)
Asset-backed securities	35	(1)	0	0	35	(1)
Corporate debt securities	594	(28)	17	(2)	611	(30)

Total debt securities	$2,905	$(118)	$141	$(9)	$3,046	$(127)

December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$56	$0	$2	$0	$58	$0
Mortgage-backed securities	38	0	25	(1)	63	(1)
Tax-exempt municipal securities	233	(3)	27	(1)	260	(4)
Mortgage-backed securities:
Residential	0	0	4	(1)	4	(1)
Commercial	94	0	0	0	94	0
Asset-backed securities	2	0	4	0	6	0
Corporate debt securities	104	(2)	4	0	108	(2)

Total debt securities	$527	$(5)	$66	$(3)	$593	$(8)

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2013. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At December 31, 2013, 7% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 40% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 60% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 12%. In addition, 18% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2013 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2013.

The percentage of corporate securities associated with the financial services industry at December 31, 2013 and 2012 was 23%.

All issuers of securities we own that were trading at an unrealized loss at December 31, 2013 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At December 31, 2013, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2013.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	(in millions)
Gross realized gains	$33	$38	$33
Gross realized losses	(11)	(5)	(22)

Net realized capital gains	$22	$33	$11

There were no material other-than-temporary impairments in 2013, 2012, or 2011.

The contractual maturities of debt securities available for sale at December 31, 2013, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(in millions)
Due within one year	$395	$398
Due after one year through five years	2,011	2,096
Due after five years through ten years	2,759	2,870
Due after ten years	1,804	1,858
Mortgage and asset-backed securities	2,581	2,578

Total debt securities	$9,550	$9,800

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at December 31, 2013 and 2012, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2013
Cash equivalents	$876	$876	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	584	0	584	0
Mortgage-backed securities	1,820	0	1,820	0
Tax-exempt municipal securities	2,971	0	2,958	13
Mortgage-backed securities:
Residential	22	0	22	0
Commercial	673	0	673	0
Asset-backed securities	63	0	62	1
Corporate debt securities	3,667	0	3,644	23

Total debt securities	9,800	0	9,763	37

Total invested assets	$10,676	$876	$9,763	$37

December 31, 2012
Cash equivalents	$1,177	$1,177	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	618	0	618	0
Mortgage-backed securities	1,603	0	1,603	0
Tax-exempt municipal securities	3,071	0	3,058	13
Mortgage-backed securities:
Residential	34	0	34	0
Commercial	659	0	659	0
Asset-backed securities	68	0	67	1
Corporate debt securities	3,794	0	3,770	24

Total debt securities	9,847	0	9,809	38

Total invested assets	$11,024	$1,177	$9,809	$38

There were no material transfers between Level 1 and Level 2 during 2013 or 2012.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 3 assets had a fair value of $37 million at December 31, 2013, or less than 0.4% of our total invested assets. During the years ended December 31, 2013, 2012, and 2011, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the years ended December 31,
	2013			2012			2011
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$25	$13	$38	$25	$16	$41	$14	$52	$66
Total gains or losses:
Realized in earnings	0	0	0	0	0	0	1	1	2
Unrealized in other comprehensive income	0	0	0	0	0	0	0	1	1
Purchases	0	0	0	0	0	0	17	0	17
Sales	0	0	0	0	(3)	(3)	(7)	(38)	(45)
Settlements	(1)	0	(1)	0	0	0	0	0	0

Balance at December 31	$24	$13	$37	$25	$13	$38	$25	$16	$41

Financial Liabilities

Our long-term debt, recorded at carrying value in our consolidated balance sheets, was $2,600 million at December 31, 2013 and $2,611 million at December 31, 2012. The fair value of our long-term debt was $2,751 million at December 31, 2013 and $2,923 million at December 31, 2012. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As disclosed in Note 3, we completed our acquisitions of American Eldercare, Metropolitan, SeniorBridge, Arcadian, Anvita, and other companies during 2013, 2012, and 2011. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no assets or liabilities measured at fair value on a nonrecurring basis during 2013, 2012, or 2011.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. MEDICARE PART D

As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2013 and 2012:

	2013		2012
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$45	$743	$37	$635
Trade accounts payable and accrued expenses	(71)	(30)	(393)	(77)

Net current (liability) asset	$(26)	$713	$(356)	$558

At December 31, 2012, the net risk corridor payable balance included a payable of $158 million related to the 2011 contract year that was paid in January 2013.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised of the following at December 31, 2013 and 2012:

	2013	2012
	(in millions)
Land	$20	$20
Buildings and leasehold improvements	693	620
Equipment	639	728
Computer software	1,396	1,145

	2,748	2,513
Accumulated depreciation	(1,530)	(1,415)

Property and equipment, net	$1,218	$1,098

Depreciation expense was $309 million in 2013, $263 million in 2012, and $249 million in 2011, including amortization expense for capitalized internally developed and purchased software of $172 million in 2013, $151 million in 2012, and $139 million in 2011.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2013 segment change discussed in Note 2, as well as refinements in our estimates regarding the allocation of purchase price associated with our Metropolitan acquisition discussed in Note 3. Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2013 and 2012 were as follows:

	Retail	Employer Group	Health & Well -Being Services	Other Businesses	Total
	(in millions)
Balance at December 31, 2011	$762	$196	$1,733	$49	$2,740
Acquisitions	172	0	679	43	894
Subsequent payments/adjustments	(3)	9	0	0	6

Balance at December 31, 2012	$931	$205	$2,412	$92	$3,640
Acquisitions	76	0	40	0	116
Dispositions	0	0	(17)	0	(17)
Subsequent payments/adjustments	0	0	(6)	0	(6)

Balance at December 31, 2013	$1,007	$205	$2,429	$92	$3,733

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2013 and 2012:

	Weighted Average Life	2013			2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.6 yrs	$792	$310	$482	$733	$237	$496
Trade names and technology	13.1 yrs	200	40	160	190	21	169
Provider contracts	15.0 yrs	51	23	28	51	19	32
Noncompetes and other	6.5 yrs	52	29	23	51	17	34

Total other intangible assets	10.3 yrs	$1,095	$402	$693	$1,025	$294	$731

Amortization expense for other intangible assets was approximately $117 million in 2013, $75 million in 2012, and $54 million in 2011. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,:
2014	$114
2015	103
2016	95
2017	85
2018	78

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. BENEFITS PAYABLE

Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Balances at January 1	$3,775	$3,415	$3,214
Acquisitions	5	66	29
Incurred related to:
Current year	32,711	30,198	25,834
Prior years	(474)	(257)	(372)

Total incurred	32,237	29,941	25,462

Paid related to:
Current year	(29,103)	(26,738)	(22,742)
Prior years	(3,021)	(2,909)	(2,548)

Total paid	(32,124)	(29,647)	(25,290)

Balances at December 31	$3,893	$3,775	$3,415

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $474 million in 2013, $257 million in 2012, and $372 million in 2011. The favorable medical claims reserve development for 2013, 2012, and 2011 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the favorable medical claims reserve development during 2013 reflects better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefitted from these improvements. Favorable development during 2011 reflects improvements in the claims processing environment and, to a lesser extent, better than originally estimated utilization. The improvements during 2011 resulted from increased audits of provider billings as well as system enhancements that improved claim recovery functionality.

Benefits expense associated with military services and provisions associated with future policy benefits excluded from the previous table was as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Military services	$(27)	$908	$3,247
Future policy benefits	354	136	114

Total	$327	$1,044	$3,361

Military services benefit expense for 2013 reflects the beneficial effect of a favorable settlement of contract claims with the DoD partially offset by expenses associated with our contracts with the Veterans Administration.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Military services benefits payable of $4 million and $339 million at December 31, 2012 and 2011, respectively, primarily consisted of our estimate of incurred healthcare services provided to beneficiaries under our previous TRICARE South Region contract which were in turn reimbursed by the federal government, as more fully described in Note 2. This amount was generally offset by a corresponding receivable due from the federal government. There was no military services benefits payable at December 31, 2013 due to the transition to the current TRICARE South Region contract on April 1, 2012, which is accounted for as an administrative services only contract as more fully described in Note 2. This transition is also the primary reason for the decline in military services benefits expense from 2011 to 2013.

The higher benefits expense associated with future policy benefits payable during 2013 relates to reserve strengthening for our closed block of long-term care insurance policies acquired in connection with the 2007 KMG America Corporation, or KMG, acquisition more fully described in Note 17.

10. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Current provision:
Federal	$595	$708	$732
States and Puerto Rico	53	61	62

Total current provision	648	769	794
Deferred provision (benefit)	42	(80)	22

Provision for income taxes	$690	$689	$816

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2013, 2012 and 2011 due to the following:

	2013	2012	2011
	(in millions)
Income tax provision at federal statutory rate	$672	$669	$782
States, net of federal benefit, and Puerto Rico	32	27	35
Tax exempt investment income	(26)	(26)	(25)
Nondeductible executive compensation	6	14	11
Other, net	6	5	13

Provision for income taxes	$690	$689	$816

The provision for income taxes for 2013, 2012, and 2011 reflects a $6 million, $14 million, and $11 million, respectively, estimated impact from limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

As of December 31, 2013, we do not have material uncertain tax positions reflected in our consolidated balance sheet.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2013 and 2012 were as follows:

	Assets (Liabilities)
	2013	2012
	(in millions)
Future policy benefits payable	$303	$246
Compensation and other accrued expenses	185	174
Benefits payable	111	91
Net operating loss carryforward	49	203
Deferred acquisition costs	46	37
Unearned premiums	10	11
Capital loss carryforward	0	13
Other	12	9

Total deferred income tax assets	716	784

Valuation allowance	(28)	(28)

Total deferred income tax assets, net of valuation allowance	688	756

Depreciable property and intangible assets	(453)	(465)
Investment securities	(78)	(265)
Prepaid expenses	(83)	(59)

Total deferred income tax liabilities	(614)	(789)

Total net deferred income tax assets (liabilities)	$74	$(33)

Amounts recognized in the consolidated balance sheets:
Other current assets	$60	$0
Other long-term assets	14	12
Trade accounts payable and accrued expenses	0	(45)

Total net deferred income tax assets (liabilities)	$74	$(33)

At December 31, 2013, we had approximately $134 million of net operating losses to carry forward related to prior acquisitions. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2014 through 2031. A significant portion of these losses are in a subsidiary that was not included in the Humana Inc. consolidated tax return until 2013, and, therefore, were not used until 2013 which resulted in a decrease to the deferred tax asset associated with net operating loss carryforwards. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $77 million of net operating loss carryforwards related to prior acquisitions. For the remainder of the net operating loss carryforwards, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.

We provide for income taxes on the undistributed earnings of our Puerto Rico operations using that jurisdiction’s tax rate, which has been lower historically than the U.S. statutory tax rate. Permanent investment of these earnings has resulted in cumulative unrecognized deferred tax liabilities of approximately $40 million as of December 31, 2013.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We file income tax returns in the United States and certain foreign jurisdictions. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2011 and prior years. Our 2012 tax return is in the post-filing review period under the Compliance Assurance Process (CAP). Our 2013 tax return is under advance review by the IRS under CAP. With few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2010. As of December 31, 2013, we are not aware of any material adjustments that may be proposed.

11. DEBT

The carrying value of long-term debt outstanding was as follows at December 31, 2013 and 2012:

	2013	2012
	(in millions)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$517	$523
$500 million, 7.20% due June 15, 2018	505	506
$300 million, 6.30% due August 1, 2018	314	317
$600 million, 3.15% due December 1, 2022	598	598
$250 million, 8.15% due June 15, 2038	266	267
$400 million, 4.625% due December 1, 2042	400	400

Total long-term debt	$2,600	$2,611

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

Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. The unamortized carrying value adjustment was $54 million as of December 31, 2013 and $64 million as of December 31, 2012.

Credit Agreement

In July 2013, we amended and restated our 5-year $1.0 billion unsecured revolving credit agreement to, among other things, extend its maturity to July 2018 from November 2016. Under the amended and restated credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.3 billion at December 31, 2013 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.3 billion and actual leverage ratio of 1.0:1, as measured in accordance with the credit agreement as of December 31, 2013. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At December 31, 2013, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $5 million issued under the credit agreement at December 31, 2013. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2013, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

12. EMPLOYEE BENEFIT PLANS

Employee Savings Plan

We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $155 million in 2013, $138 million in 2012, and $126 million in 2011, all of which was funded currently to the extent it was deductible for federal income tax purposes. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $103.22 on December 31, 2013, approximately 11% of the retirement and savings plan’s assets were invested in our common stock, or approximately 3.0 million shares, representing 2% of the shares outstanding as of December 31, 2013. At December 31, 2013, approximately 4.5 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We have plans under which options to purchase our common stock and restricted stock, including both restricted stock units and restricted stock awards, have been granted to executive officers, directors and key employees. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. The stock awards of retirement-eligible participants will continue to vest upon retirement from the Company. Our equity award program includes a retirement provision that generally treats employees with a combination of age and years of services with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock or treasury stock. The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$84	$66	$51
Stock options	8	16	16

Total stock-based compensation expense	92	82	67
Tax benefit recognized	(22)	(21)	(19)

Stock-based compensation expense, net of tax	$70	$61	$48

The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $20 million in 2013, $43 million in 2012, and $44 million in 2011. There was no capitalized stock-based compensation expense during these years.

At December 31, 2013, there were 21.1 million shares reserved for stock award plans. These reserved shares included giving effect to, under the 2011 Plan, 13.4 million shares of common stock available for future grants assuming all stock options or 5.8 million shares available for future grants assuming all restricted stock. Shares may be issued from authorized but unissued company stock or treasury stock.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests three years from the date of grant. The weighted-average grant date fair value of our restricted stock was $73.50 in 2013, $85.29 in 2012, and $67.70 in 2011. Activity for our restricted stock was as follows for the year ended December 31, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2012	2,954	$67.29
Granted	1,546	73.50
Vested	(619)	53.45
Forfeited	(239)	66.83

Nonvested restricted stock at December 31, 2013	3,642	$71.84

The fair value of shares vested during the years ended was $52 million in 2013, $75 million in 2012, and $36 million in 2011. Total compensation expense not yet recognized related to nonvested restricted stock was $81 million at December 31, 2013. We expect to recognize this compensation expense over a weighted-average period of approximately 1.9 years. There are no other contractual terms covering restricted stock once vested.

Stock Options

Stock options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define fair market value as the average of the highest and lowest stock prices reported on the composite tape by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 to 10 years after grant.

The weighted-average fair value of each option granted during 2013, 2012, and 2011 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2013	2012	2011
Weighted-average fair value at grant date	$21.8	$30.15	$28.29
Expected option life (years)	4.4	4.4	4.8
Expected volatility	38.8%	46.3%	46.8%
Risk-free interest rate at grant date	0.8%	0.8%	1.7%
Dividend yield (1)	1.5%	1.2%	0.5%

(1)	As discussed in Note 14, in April 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy.

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

Activity for our option plans was as follows for the year ended December 31, 2013:

	Shares Under Option	Weighted-Average Exercise Price

	(shares in thousands)
Options outstanding at December 31, 2012	2,233	$61.68
Granted	334	76.03
Exercised	(1,242)	53.63
Cancelled	(4)	86.61
Forfeited	(49)	72.72

Options outstanding at December 31, 2013	1,272	$72.81

Options exercisable at December 31, 2013	524	$69.74

As of December 31, 2013, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $37 million, and a weighted-average remaining contractual term of 4.0 years. As of December 31, 2013, exercisable stock options had an aggregate intrinsic value of $17 million, and a weighted-average remaining contractual term of 2.8 years. The total intrinsic value of stock options exercised during 2013 was $39 million, compared with $45 million during 2012 and $88 million during 2011. Cash received from stock option exercises totaled $67 million in 2013, $60 million in 2012, and $134 million in 2011.

Total compensation expense not yet recognized related to nonvested options was $7 million at December 31, 2013. We expect to recognize this compensation expense over a weighted-average period of approximately 1.8 years.

13. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$1,231	$1,222	$1,419

Weighted-average outstanding shares of common stock used to compute basic earnings per common share	157,503	161,484	165,413
Dilutive effect of:
Employee stock options	322	576	959
Restricted stock	1,326	1,397	1,455

Shares used to compute diluted earnings per common share	159,151	163,457	167,827

Basic earnings per common share	$7.81	$7.56	$8.58

Diluted earnings per common share	$7.73	$7.47	$8.46

Number of antidilutive stock options and restricted stock awards excluded from computation	704	754	864

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. STOCKHOLDERS’ EQUITY

Dividends

The following table provides details of dividend payments in 2011, 2012, and 2013 under our Board approved quarterly cash dividend policy:

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

In October 2013, the Board declared a cash dividend of $0.27 per share that was paid on January 31, 2014 to stockholders of record on December 31, 2013, for an aggregate amount of $42 million. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Repurchases

In April 2013, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $557 million remained unused) with the current authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2015. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During 2013, we repurchased 1.22 million shares in open market transactions for $82 million at an average price of $67.59 under a previously approved share repurchase authorization and we repurchased 4.55 million shares in open market transactions for $420 million at an average price of $92.17 under the current authorization. During 2012, we repurchased 6.25 million shares in open market transactions for $460 million at an average price of $73.66 under previously approved share repurchase authorizations. During 2011, we repurchased 6.8 million shares in open market transactions for $492 million at an average price of $72.75 under previously approved share repurchase authorizations. As of February 1, 2014, the remaining authorized amount under the current authorization totaled approximately $580 million.

In connection with employee stock plans, we acquired 0.3 million common shares for $29 million in 2013, 0.7 million common shares for $58 million in 2012, and 0.8 million common shares for $49 million in 2011.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regulatory Requirements

Certain of our insurance subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these insurance subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $5.5 billion and $5.1 billion as of December 31, 2013 and 2012, respectively, which exceeded aggregate minimum regulatory requirements of $3.5 billion and $3.4 billion, respectively. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2014 is approximately $840 million in the aggregate. This compares to dividends that were paid to our parent company in 2013 of approximately $967 million. However, actual dividends paid from the subsidiaries to the parent in 2014 could be reduced as a result of the proposed statutory accounting for the health insurance industry fee, discussed below, combined with higher surplus requirements associated with premium growth due to increases in membership.

The NAIC is continuing discussions regarding the statutory accounting for the health insurance industry fee required by the Health Care Reform Law which in its present form would restrict surplus in the year preceding payment, beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we may be required to restrict surplus for the 2015 assessment ratably in 2014. This proposal does not affect our financial statements prepared in accordance with generally accepted accounting principles, under which the fee is expensed ratably throughout the payment year.

15. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Leases

We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Rent expense	$227	$218	$207
Sublease rental income	(11)	(11)	(10)

Net rent expense	$216	$207	$197

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual minimum payments due subsequent to December 31, 2013 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in millions)
For the years ending December 31:
2014	$228	$(12)	$216
2015	193	(10)	183
2016	153	(9)	144
2017	115	(7)	108
2018	72	(6)	66
Thereafter	143	(7)	136

Total	$904	$(51)	$853

Purchase Obligations

We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $132 million in 2014, $70 million in 2015, $21 million in 2016, $16 million in 2017, and $14 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2013, we were not involved in any SPE transactions.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Government Contracts

Our Medicare products, which accounted for approximately 74% of our total premiums and services revenue for the year ended December 31, 2013, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2014, and all of our product offerings filed with CMS for 2014 have been approved.

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

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. Selected Medicare Advantage contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. On November 5, 2013, we were notified that one of our Medicare Advantage contracts had been selected for audit for contract year 2011.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. During 2012, we completed internal contract level audits of certain 2011 contracts based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits was an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable), 2012, and 2013 on the results of these internal contract level audits for contract year 2011. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

At December 31, 2013, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the years ended December 31, 2013, primarily consisted of the TRICARE South Region contract. On April 1, 2012, we began delivering services under the current TRICARE South Region contract that the Defense Health Agency, or DHA (formerly known as the TRICARE Management Activity), awarded to us on February 25, 2011. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On January 27, 2014, we received notice from the DHA of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2015.

The loss of any of the contracts above or significant changes in these programs as a result of legislative or regulatory action, including reductions in premium payments to us, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid business, which accounted for approximately 2% of our total premiums and services revenue for the year ended December 31, 2013, primarily consisted of contracts in Puerto Rico, Florida, and Kentucky, with the vast majority in Puerto Rico. On June 26, 2013, the Puerto Rico Health Insurance Administration notified us of its election not to renew our three-year Medicaid contracts for the East, Southeast, and Southwest regions which ended June 30, 2013. Contractual transition provisions required the continuation of insurance coverage for beneficiaries through September 30, 2013 and also require an additional period of time thereafter to process residual claims.

Legal Proceedings and Certain Regulatory Matters

Florida Matters

On December 16, 2010, an individual filed a qui tam suit captioned United States of America ex rel. Marc Osheroff v. Humana et al. in the Southern District of Florida, against us, several of our health plan subsidiaries, and certain other companies that operate medical centers in Miami-Dade County, Florida. After the U.S. government declined to intervene, the Court ordered the complaint unsealed, and the individual plaintiff amended his complaint and served the Company on December 8, 2011. The amended complaint alleges certain civil violations by our CAC Medical Centers in Florida, including offering various amenities such as transportation and meals, to Medicare and dual eligible individuals in our community center settings. The amended complaint also alleges civil violations by our Medicare Advantage health plans in Florida, arising from the alleged activities of our CAC Medical Centers and the codefendants in the complaint. The amended complaint seeks damages and penalties on behalf of the United States under the Anti-Inducement and Anti-Kickback Statutes and the False Claims Act. On September 28, 2012, the Court dismissed, with prejudice, all causes of action that were asserted in the suit. On November 19, 2013, the individual plaintiff appealed the dismissal of the complaint, and we are awaiting the decision of the Court on the appeal.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. A number of hospitals and other providers have also asserted that, under their network provider contracts, we are not entitled to reduce Medicare Advantage payments to these providers in connection with changes in Medicare payment systems in accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges have led and could lead to arbitration demands or other litigation. Also, under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government including, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. SEGMENT INFORMATION

On January 1, 2013, we reclassified certain of our businesses to correspond with internal management reporting changes and renamed our Health and Well-Being Services segment as Healthcare Services. Our Employer Group segment now includes our health and wellness businesses, including HumanaVitality and Lifesynch’s employee assistance programs, which had historically been reported in our Healthcare Services segment. The Retail segment now includes our contract with CMS to administer the LI-NET prescription drug plan program as well as our state-based contracts for Medicaid members, both of which had historically been reported in our Other Businesses category. Prior period segment financial information has been recast to conform to the 2013 presentation.

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with CMS to administer the LI-NET prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary benefit products, as well as administrative services only, or ASO, products and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties including pharmacy, provider services, home based services, and integrated behavioral health services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care insurance policies.

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

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $7.3 billion in 2013, $6.3 billion in 2012, and $5.4 billion in 2011. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $93 million in 2013, $43 million in 2012, and $33 million in 2011. The increase in 2013 primarily was due to amortization expense associated with the December 21, 2012 acquisition of Metropolitan.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2. Transactions between reportable segments consist of sales of services rendered by our Healthcare Services segment, primarily provider, pharmacy, and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment results were as follows for the years ended December 31, 2013, 2012, and 2011:

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated

	(in millions)
2013
Revenues—external customers
Premiums:
Medicare Advantage	$22,481	$4,710	$0	$0	$0	$27,191
Medicare stand-alone PDP	3,025	8	0	0	0	3,033

Total Medicare	25,506	4,718	0	0	0	30,224

Fully-insured	1,160	5,117	0	0	0	6,277
Specialty	210	1,095	0	0	0	1,305
Military services	0	0	0	25	0	25
Medicaid and other	328	0	0	670	0	998

Total premiums	27,204	10,930	0	695	0	38,829

Services revenue:
Provider	0	19	1,223	0	0	1,242
ASO and other	16	338	0	454	0	808
Pharmacy	0	0	59	0	0	59

Total services revenue	16	357	1,282	454	0	2,109

Total revenues—external customers	27,220	11,287	1,282	1,149	0	40,938

Intersegment revenues
Services	0	51	11,848	0	(11,899)	0
Products	0	0	2,803	0	(2,803)	0

Total intersegment revenues	0	51	14,651	0	(14,702)	0

Investment income	74	42	0	59	200	375

Total revenues	27,294	11,380	15,933	1,208	(14,502)	41,313

Operating expenses:
Benefits	22,914	9,124	0	935	(409)	32,564
Operating costs	2,963	1,832	15,237	446	(14,123)	6,355
Depreciation and amortization	134	102	147	20	(70)	333

Total operating expenses	26,011	11,058	15,384	1,401	(14,602)	39,252

Income (loss) from operations	1,283	322	549	(193)	100	2,061
Interest expense	0	0	0	0	140	140

Income (loss) before income taxes	$1,283	$322	$549	$(193)	$(40)	$1,921

Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 75% for 2013, 75% for 2012, and 76% for 2011.

Benefits expense for Other Businesses for 2013 includes $243 million for reserve strengthening associated with our closed block of long-term care insurance policies as discussed more fully in Note 17.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated

	(in millions)
2012
Revenues—external customers
Premiums:
Medicare Advantage	$20,788	$4,064	$0	$0	$0	$24,852
Medicare stand-alone PDP	2,853	8	0	0	0	2,861

Total Medicare	23,641	4,072	0	0	0	27,713

Fully-insured	1,004	4,996	0	0	0	6,000
Specialty	171	1,070	0	0	0	1,241
Military services	0	0	0	1,017	0	1,017
Medicaid and other	185	0	0	853	0	1,038

Total premiums	25,001	10,138	0	1,870	0	37,009

Services revenue:
Provider	0	12	1,008	0	0	1,020
ASO and other	24	358	0	308	0	690
Pharmacy	0	0	16	0	0	16

Total services revenue	24	370	1,024	308	0	1,726

Total revenues—external customers	25,025	10,508	1,024	2,178	0	38,735

Intersegment revenues
Services	2	31	9,720	0	(9,753)	0
Products	0	0	2,342	0	(2,342)	0

Total intersegment revenues	2	31	12,062	0	(12,095)	0

Investment income	79	42	0	58	212	391

Total revenues	25,106	10,581	13,086	2,236	(11,883)	39,126

Operating expenses:
Benefits	21,048	8,471	0	1,802	(336)	30,985
Operating costs	2,767	1,744	12,536	436	(11,653)	5,830
Depreciation and amortization	130	89	87	16	(27)	295

Total operating expenses	23,945	10,304	12,623	2,254	(12,016)	37,110

Income (loss) from operations	1,161	277	463	(18)	133	2,016
Interest expense	0	0	0	0	105	105

Income (loss) before income taxes	$1,161	$277	$463	$(18)	$28	$1,911

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2011
Revenues—external customers
Premiums:
Medicare Advantage	$18,100	$3,152	$0	$0	$0	$21,252
Medicare stand-alone PDP	2,570	8	0	0	0	2,578

Total Medicare	20,670	3,160	0	0	0	23,830

Fully-insured	861	4,782	0	0	0	5,643
Specialty	124	935	0	0	0	1,059
Military services	0	0	0	3,616	0	3,616
Medicaid and other	176	0	0	782	0	958

Total premiums	21,831	8,877	0	4,398	0	35,106

Services revenue:
Provider	0	0	892	0	0	892
ASO and other	16	356	0	85	0	457
Pharmacy	0	0	11	0	0	11

Total services revenue	16	356	903	85	0	1,360

Total revenues—external customers	21,847	9,233	903	4,483	0	36,466

Intersegment revenues
Services	0	18	8,689	0	(8,707)	0
Products	0	0	1,820	0	(1,820)	0

Total intersegment revenues	0	18	10,509	0	(10,527)	0

Investment income	76	48	0	54	188	366

Total revenues	21,923	9,299	11,412	4,537	(10,339)	36,832

Operating expenses:
Benefits	17,753	7,318	0	4,041	(289)	28,823
Operating costs	2,421	1,675	10,956	445	(10,102)	5,395
Depreciation and amortization	119	88	79	10	(26)	270

Total operating expenses	20,293	9,081	11,035	4,496	(10,417)	34,488

Income (loss) from operations	1,630	218	377	41	78	2,344
Interest expense	0	0	0	0	109	109

Income (loss) before income taxes	$1,630	$218	$377	$41	$(31)	$2,235

17. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS

Premiums associated with our long-duration insurance products accounted for approximately 2% of our consolidated premiums and services revenue for the year ended December 31, 2013. We use long-duration accounting for products such as long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we establish reserves for future policy benefits in recognition of the fact that some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date).

The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2013 and 2012.

	2013		2012
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in millions)
Other long-term assets	$166	$0	$149	$0
Trade accounts payable and accrued expenses	0	(67)	0	(63)
Long-term liabilities	0	(2,207)	0	(1,858)

Total asset (liability)	$166	$(2,274)	$149	$(1,921)

In addition, future policy benefits payable include amounts of $215 million at December 31, 2013 and $220 million at December 31, 2012 which are subject to 100% coinsurance agreements as more fully described in Note 18.

Benefits expense associated with future policy benefits payable was $354 million in 2013, $136 million in 2012, and $114 million in 2011. Benefits expense for 2013 included net charges of $243 million associated with our closed block of long-term care insurance policies discussed further below. Amortization of deferred acquisition costs included in operating costs was $55 million in 2013, $44 million in 2012, and $34 million in 2011.

Future policy benefits payable include $1.4 billion at December 31, 2013 and $1.1 billion at December 31, 2012 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no additional liability at December 31, 2013 and $119 million of additional liability at December 31, 2012. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.

Long-term care insurance policies provide nursing home and home health coverage for which premiums are collected many years in advance of benefits paid, if any. Therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual interest, morbidity, mortality, and maintenance expense assumptions from those assumed in our reserves are particularly significant to our closed block of long-term care insurance policies. We monitor the loss experience of these long-term care insurance policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases and/or loss experience vary from our loss recognition date assumptions, future adjustments to reserves could be required.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2013, we recorded a loss for a premium deficiency. The premium deficiency was based on current and anticipated experience that had deteriorated from our locked-in assumptions from the previous December 31, 2010 loss recognition date, particularly as they related to emerging experience due to an increase in life expectancies and utilization of home health care services. Based on this deterioration, and combined with lower interest rates, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our closed block of long-term care insurance policies were not adequate to provide for future policy benefits and maintenance costs under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during 2013 we recorded $243 million of additional benefits expense, with a corresponding increase in future policy benefits payable of $350 million partially offset by a related reinsurance recoverable of $107 million included in other long-term assets.

During 2012, we recorded a change in estimate associated with future policy benefits payable for our closed-block of long-term care insurance policies resulting in additional benefits expense of $29 million. This change in estimate was based on current claim experience demonstrating an increase in the length of the time policyholders already in payment status remained in such status. Future policy benefits payable was increased to cover future payments to policyholders currently in payment status.

Deferred acquisition costs included $66 million and $62 million associated with our individual commercial medical policies at December 31, 2013 and December 31, 2012, respectively. Future policy benefits payable associated with our individual commercial medical policies were $327 million at December 31, 2013 and $282 million at December 31, 2012. As discussed in Note 2, beginning in 2014, health policies sold to individuals that conform to the Health Care Reform Law will be accounted for under a short-duration model because premiums received in the current year are intended to pay anticipated benefits in that year.

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

Reinsurance recoverables represent the portion of future policy benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other long-term assets, were $578 million at December 31, 2013 and $461 million at December 31, 2012. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately 37% at December 31, 2013 and approximately 48% at December 31, 2012. Premiums ceded were $33 million in 2013 and $34 million in each of 2012 and 2011.

Humana Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2013 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2013

	(in millions)
Protective Life Insurance Company	$192	A+ (superior)
Munich American Reassurance Company	167	A+ (superior)
Employers Reassurance Corporation	83	A- (excellent)
General Re Life Corporation	82	A++ (superior)
All others	54	A+ to B++ (superior to good)

	$578

The all other category represents 15 reinsurers with individual balances less than $20 million. Two of these reinsurers have placed $23 million of cash and securities in trusts, an amount at least equal to the recoverable from each of these reinsurers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Humana Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries (“Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

February 19, 2014

Humana Inc.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

A summary of our quarterly unaudited results of operations for the years ended December 31, 2013 and 2012 follows:

	2013
	First	Second	Third	Fourth (1)
	(in millions, except per share results)
Total revenues	$10,486	$10,321	$10,319	$10,187
Income (loss) before income taxes	730	654	586	(49)
Net income (loss)	473	420	368	(30)
Basic earnings (loss) per common share	2.97	2.66	2.34	(0.19)
Diluted earnings (loss) per common share	2.95	2.63	2.31	(0.19)

	2012
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$10,219	$9,699	$9,651	$9,557
Income before income taxes	390	564	675	282
Net income	248	356	426	192
Basic earnings per common share	1.51	2.19	2.65	1.21
Diluted earnings per common share	1.49	2.16	2.62	1.19

(1)	The sum of quarterly amounts does not equal full year results due to the anti-dilutive impact of a loss in the fourth quarter. The fourth quarter includes an expense of $243 million ($154 million after tax, or $0.99 per diluted common share) for reserve strengthening associated with our closed block of long-term care insurance policies.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Principles of Business Ethics. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

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

Based on our evaluation as of December 31, 2013, we as the principal executive officer and the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on our assessment, we determined that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 134.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Bruce D. Broussard

President and Chief Executive Officer (Principal Executive Officer)

Steven E. McCulley

Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.

Executive Officers of the Registrant

Set forth below are names and ages of all of our current executive officers as of February 1, 2014, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer

Bruce D. Broussard	51	President and Chief Executive Officer, Director (Principal Executive Officer)	12/11	(1)

James E. Murray	60	Executive Vice President and Chief Operating Officer	08/90	(2)

Steven E. McCulley	52	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	08/04	(3)

Roy A. Beveridge, M.D.	56	Senior Vice President and Chief Medical Officer	06/13	(4)

Elizabeth D. Bierbower	55	President, Employer Group Segment	05/12	(5)

Jody L. Bilney	52	Senior Vice President and Chief Consumer Officer	04/13	(6)

Christopher H. Hunter	45	Senior Vice President and Chief Strategy Officer	01/14	(7)

Timothy S. Huval	47	Senior Vice President and Chief Human Resources Officer	12/12	(8)

Brian P. LeClaire	53	Senior Vice President and Chief Information Officer	08/11	(9)

Thomas J. Liston	52	President – Retail Segment	01/97	(10)

Heidi S. Margulis	60	Senior Vice President – Public Affairs	12/95	(11)

Tim S. McClain	65	President, Government and Other Businesses	02/12	(12)

Bruce D. Perkins	59	President, Healthcare Services Segment	05/12	(13)

Christopher M. Todoroff	51	Senior Vice President and General Counsel	08/08	(14)

(1)	Mr. Broussard currently serves as Director, President and Chief Executive Officer (Principal Executive Officer), having held these positions since January 1, 2013. Mr. Broussard was elected President upon joining the Company in December 2011 and served in that capacity through December 2012. Prior to joining the Company, Mr. Broussard was Chief Executive Officer of McKesson Specialty/US Oncology, Inc. US Oncology was purchased by McKesson in December 2010. At US Oncology, Mr. Broussard served in a number of senior executive roles, including Chief Financial Officer, Chief Executive Officer, and Chairman of the Board.

(2)	Mr. Murray currently serves as Executive Vice President and Chief Operating Officer, having held this position since December 2011. Mr. Murray has held the position of Chief Operating Officer since February 2006, and was the Chief Operating Officer – Market and Business Segment Operations from September 2002 to February 2006. Mr. Murray joined the Company in December 1989.

(3)	Mr. McCulley currently serves as Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), having held this position since January 2014. Prior to that, he served as Vice President and Controller (Principal Accounting Officer) from August 2004 to January 2014, and as Vice President and Controller from January 2001 to August 2004. Mr. McCulley joined the Company in May 1990.

(4)	Dr. Beveridge currently serves as Senior Vice President and Chief Medical Officer, having held this position since joining the Company in June 2013. Prior to joining the Company, Dr. Beveridge served as Chief Medical Officer for McKesson Specialty Health from December 2010 until June 2013. Prior to McKesson’s acquisition of US Oncology, Dr. Beveridge served as the Executive Vice President and Medical Director at US Oncology from September 2009 through December 2010.

(5)	Ms. Bierbower currently serves as President, Employer Group Segment, having held this position since May 2012. Prior to this, since 2009, Ms. Bierbower led Humana’s Specialty Benefits area, including dental, vision, life, disability and workplace voluntary benefits. Ms. Bierbower joined the Company in 2001.

(6)	Ms. Bilney currently serves as Senior Vice President and Chief Consumer Officer, having held this position since joining the Company in April 2013. Prior to joining the Company, Ms. Bilney served as Executive Vice President and Chief Brand Officer for Bloomin’ Brands, Inc. from 2006 until April 2013.

(7)	Mr. Hunter currently serves as Senior Vice President and Chief Strategy Officer, having held this position since joining the Company in January 2014. Prior to joining the Company, Mr. Hunter served as President of Provider Markets at The TriZetto Group, Inc. from July 2012 until December 2013, and as Senior Vice President, Emerging Markets at BlueCross BlueShield of Tennessee from 2009 through July 2012. While at BlueCross BlueShield of Tennessee, Mr. Hunter was simultaneously President and Chief Executive Officer of Onlife Health, a national health and wellness subsidiary of BlueCross BlueShield of Tennessee.

(8)	Mr. Huval currently serves as Senior Vice President and Chief Human Resources Officer, having been elected to this position in December 2012. Prior to joining the Company, Mr. Huval spent 10 years at Bank of America in multiple senior-level roles, including Human Resources executive and Chief Information Officer for Global Wealth & Investment Management, as well as Human Resources executive for both Global Treasury Services and Technology & Global Operations.

(9)	Mr. LeClaire currently serves as Senior Vice President and Chief Information Officer, having held this position since January 2014. Prior to that, he served as Senior Vice President and Chief Service and Information Officer from August 2011 to January 2014, and as Chief Technology Officer from 2002 to August 2011. Mr. LeClaire joined the Company in August 1999.

(10)	Mr. Liston currently serves as President, Retail Segment, having held this position since March 2012. Prior to that, Mr. Liston held the position of Senior Vice President – Senior Products from July 2008 to February 2012 and Senior Vice President – Strategy and Corporate Development from July 2000 to June 2008. Mr. Liston joined the Company in December 1994.

(11)	Ms. Margulis currently serves as Senior Vice President – Public Affairs, having held this position since January 2000. Ms. Margulis joined the Company in November 1985.

(12)	Mr. McClain currently serves as President, Government and Other Businesses, having held this position since February 2012. Prior to this, Mr. McClain was President and CEO of Humana Veterans Healthcare Services.

(13)	Mr. Perkins currently serves as President, Healthcare Services Segment, having held this position since May 2012. Prior to this, Mr. Perkins served as the Company’s Senior Vice President of Health Care Delivery Systems and Clinical Processes. Mr. Perkins joined the Company in 1976.

(14)	Mr. Todoroff currently serves as Senior Vice President and General Counsel, having held this position since August 2008. Prior to joining the Company, Mr. Todoroff served as Vice President, Senior Corporate Counsel and Corporate Secretary for Aetna Inc. from 2006 through July 2008. Mr. Todoroff joined Aetna’s Legal Department in 1995 and held various positions of increasing responsibility.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

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

Corporate Governance Items

We have made available free of charge on or through the Investor Relations section of our web site at www.humana.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our corporate governance, including:

•	a determination of independence for each member of our Board of Directors;

•	the name, membership, role, and charter of each of the various committees of our Board of Directors;

•	the name(s) of the directors designated as a financial expert under rules and regulations promulgated by the SEC;

•	the responsibility of the Company’s Lead Independent Director, if applicable, to convene, set the agenda for, and lead executive sessions of the non-management directors;

•	the pre-approval process of non-audit services provided by our independent accountants;

•	our by-laws and Certificate of Incorporation;

•	our Majority Vote policy;

•	our Related Persons Transaction Policy;

•	the process by which interested parties can communicate with directors;

•	the process by which stockholders can make director nominations (pursuant to our By-laws);

•	our Corporate Governance Guidelines;

•	our Policy Regarding Transactions in Company Securities, Inside Information and Confidentiality;

•	stock ownership guidelines for directors and for executive officers;

•	the Humana Inc. Principles of Business Ethics and any waivers thereto; and

•	the Code of Ethics for the Chief Executive Officer and Senior Financial Officers and any waivers thereto.

Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors

None.

Audit Committee Financial Expert

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014 appearing under the caption “Corporate Governance – Audit Committee” of such Proxy Statement.

Audit Committee Composition and Independence

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014 appearing under the captions “Corporate Governance – Organization & Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation” of such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information

We maintain plans under which options to purchase our common stock and under which awards of restricted stock may be made to officers, directors, key employees, and consultants. Stock options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define fair market value as the average of the highest and lowest stock prices reported on the composite tape by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 to 10 years after grant.

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2013 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	1,272,190	$72.8085	13,371,349	(2)(3)
Equity compensation plans not approved by security holders	0	0	0

Total	1,272,190	$72.8085	13,371,349

(1)	The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 12.

(2)	The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.

(3)	Of the number listed above, 5,839,017 can be issued as restricted stock at December 31, 2013 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan).

The information under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014, is herein incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Independent Directors” of such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Financial Information

	Schedule II	Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(b)	First Supplemental Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

(c)	Second Supplemental Indenture, dated as of May 31, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on May 31, 2006).

(d)	Third Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(e)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(f)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006).

(g)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 11 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(h)	Fifth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(i)	Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

10(a)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(f) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(b)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(g) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(c)*	Humana Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 27, 2006).

(d)*	Humana Inc. Executive Management Incentive Compensation Plan, as amended and restated February 1, 2008 (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 24, 2008).

(e)*	Form of Change of Control Agreement amended on October 23, 2008 (incorporated herein by reference to Exhibit 10(n) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(f)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(g)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(h)*	Severance policy as amended and restated on October 23, 2007 (incorporated herein by reference to Exhibit 10(r) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(i)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(j)*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 17, 2011).

(k)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(l)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(m)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(n)* **	Form of Company’s Restricted Stock Unit Agreement with Time/Performance Vesting and Agreement not to Compete or Solicit, under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(t) to Humana Inc.’s Annual Report on Form 10-K/A filed on January 30, 2014).

(o)*	Form of Company’s Restricted Stock Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(u) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(p)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013.

(q)*	Form of Company’s Combined Option and Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(w) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(r)*	Form of Company’s Restricted Stock Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(x) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(s)*	Form of Company’s Restricted Stock Unit Agreement with Non-Compete/Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(y) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(t)	Five-Year Credit Agreement, dated as of July 9, 2013 (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on July 10, 2013).

(u)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(v)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(w)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(x)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(y)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(z)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(aa)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

(bb)*	Form of Company’s Restricted Stock Unit Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(cc)*	Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options without Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(dd)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(ee)*	Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(oo) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(ff)*	Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(pp) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(gg)*	Form of Company’s Restricted Stock Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(qq) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(hh)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(rr) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(ii)*	Form of Company’s Restricted Stock Agreement and Agreement not to Compete or Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(ss) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(jj)*	Amended and Restated Employment Agreement, dated as of November 2, 2012, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on November 5, 2012).

(kk)**	Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as March 3, 2011 (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

12 †	Computation of ratio of earnings to fixed charges.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21 †	List of subsidiaries.

23 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits 10(a) through and including 10(s) and 10(bb) through and including 10(jj) are compensatory plans or management contracts.
**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

†	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2013, 2012, and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$161	$151
Investment securities	347	195
Receivable from operating subsidiaries	777	523
Other current assets	186	97

Total current assets	1,471	966
Property and equipment, net	709	660
Investments in subsidiaries	12,959	12,136
Other long-term assets	82	69

Total assets	$15,221	$13,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$2,570	$1,713
Current portion of notes payable to operating subsidiaries	28	28
Book overdraft	59	52
Other current liabilities	452	376

Total current liabilities	3,109	2,169
Long-term debt	2,600	2,611
Notes payable to operating subsidiaries	9	9
Other long-term liabilities	187	195

Total liabilities	5,905	4,984

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 196,275,506 shares issued in 2013 and 194,470,820 shares issued in 2012	33	32
Capital in excess of par value	2,267	2,101
Retained earnings	8,942	7,881
Accumulated other comprehensive income	158	386
Treasury stock, at cost, 42,245,097 shares in 2013 and 36,138,955 shares in 2012	(2,084)	(1,553)

Total stockholders’ equity	9,316	8,847

Total liabilities and stockholders’ equity	$15,221	$13,831

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,370	$1,220	$1,272
Investment and other income, net	3	5	8

	1,373	1,225	1,280
Expenses:
Operating costs	1,366	1,229	1,270
Depreciation	193	172	164
Interest	141	106	107

	1,700	1,507	1,541

Loss before income taxes and equity in net earnings of subsidiaries	(327)	(282)	(261)
Benefit for income taxes	(107)	(102)	(81)

Loss before equity in net earnings of subsidiaries	(220)	(180)	(180)
Equity in net earnings of subsidiaries	1,451	1,402	1,599

Net income	$1,231	$1,222	$1,419

See accompanying notes to the parent company financial statements.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Net income	$1,231	$1,222	$1,419
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(338)	164	299
Effect of income taxes	124	(60)	(109)

Total change in unrealized investment gains/losses, net of tax	(214)	104	190

Reclassification adjustment for net realized gains included in investment income	(22)	(33)	(11)
Effect of income taxes	8	12	4

Total reclassification adjustment, net of tax	(14)	(21)	(7)

Other comprehensive (loss) income, net of tax	(228)	83	183

Comprehensive income	$1,003	$1,305	$1,602

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by operating activities	$1,554	$1,611	$1,106
Cash flows from investing activities:
Acquisitions	0	(1,235)	(223)
Capital contributions to operating subsidiaries	(521)	(629)	(214)
Purchases of investment securities	(320)	(338)	(632)
Proceeds from sale of investment securities	35	127	10
Maturities of investment securities	104	316	548
Purchases of property and equipment, net	(223)	(284)	(225)

Net cash used in investing activities	(925)	(2,043)	(736)

Cash flows from financing activities:
Proceeds from issuance of senior notes, net	0	990	0
Change in book overdraft	7	7	(21)
Common stock repurchases	(531)	(518)	(541)
Dividends paid	(168)	(165)	(82)
Tax benefit from stock-based compensation	8	22	15
Proceeds from stock option exercises and other	65	60	132

Net cash (used in) provided by financing activities	(619)	396	(497)

Increase (decrease) in cash and cash equivalents	10	(36)	(127)
Cash and cash equivalents at beginning of year	151	187	314

Cash and cash equivalents at end of year	$161	$151	$187

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

Dividends

Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $967 million in 2013, $1.2 billion in 2012, and $1.1 billion in 2011.

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

Notes Payable to Operating Subsidiaries

We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 1.13% to 6.65% and are payable in 2014 and 2019. We recorded interest expense of $1 million related to these notes for each of the years ended December 31, 2013, 2012 and 2011.

3. REGULATORY REQUIREMENTS

Certain of our insurance subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these insurance subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Humana Inc.

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $5.5 billion and $5.1 billion as of December 31, 2013 and 2012, respectively, which exceeded aggregate minimum regulatory requirements of $3.5 billion and $3.4 billion, respectively. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2014 is approximately $840 million in the aggregate. This compares to dividends that were paid to our parent company in 2013 of approximately $967 million. However, actual dividends paid from the subsidiaries to the parent in 2014 could be reduced as a result of the proposed statutory accounting for the health insurance industry fee, discussed below, combined with higher surplus requirements associated with premium growth due to increases in membership.

The NAIC is continuing discussions regarding the statutory accounting for the health insurance industry fee required by the Health Care Reform Law which in its present form would restrict surplus in the year preceding payment, beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we may be required to restrict surplus for the 2015 assessment ratably in 2014. This proposal does not affect our financial statements prepared in accordance with generally accepted accounting principles, under which the fee is expensed ratably throughout the payment year.

4. ACQUISITIONS

Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of acquisitions. During 2013, we funded certain non-regulated subsidiary acquisitions, including the acquisition of American Eldercare Inc., with contributions from Humana Inc., our parent company, of approximately $181 million, included in capital contributions in the condensed statement of cash flows.

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

Humana Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013, 2012, and 2011

(in millions)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2013	$94	$0	$37	$18	$(31)	$118
2012	85	0	26	8	(25)	94
2011	52	0	31	22	(20)	85

Deferred tax asset valuation allowance:
2013	(28)	0	0	0	0	(28)
2012	(28)	0	0	0	0	(28)
2011	(28)	0	0	0	0	(28)

(1)	Represents changes in retroactive membership adjustments to premiums revenue and contractual allowances adjustments to services revenue as more fully described in Note 2 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN E. MCCULLEY Steven E. McCulley	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2014

/s/ BRUCE D. BROUSSARD Bruce D. Broussard	President and Chief Executive Officer, Director (Principal Executive Officer)	February 19, 2014

/s/ KURT J. HILZINGER Kurt J. Hilzinger	Chairman of the Board	February 19, 2014

/s/ FRANK A. D’AMELIO Frank A. D’Amelio	Director	February 19, 2014

/s/ W. ROY DUNBAR W. Roy Dunbar	Director	February 19, 2014

/s/ DAVID A. JONES, JR. David A. Jones, Jr.	Director	February 19, 2014

/s/ WILLIAM J. MCDONALD William J. McDonald	Director	February 19, 2014

/s/ WILLIAM E. MITCHELL William E. Mitchell	Director	February 19, 2014

/s/ DAVID B. NASH, M.D. David B. Nash, M.D.	Director	February 19, 2014

/s/ JAMES J. O’BRIEN James J. O’Brien	Director	February 19, 2014

/s/ MARISSA T. PETERSON Marissa T. Peterson	Director	February 19, 2014