Form 10-Q
period 2014-03-31
HUMANA INC
filed 2014-05-07
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2014
$0.16 2/3 par value	154,784,234 shares

Humana Inc.

FORM 10-Q

MARCH 31, 2014

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,662	$1,138
Investment securities	8,248	8,090
Receivables, less allowance for doubtful accounts of $118 in each of 2014 and 2013:	1,460	950
Other current assets	2,605	2,122

Total current assets	13,975	12,300

Property and equipment, net	1,244	1,218
Long-term investment securities	1,800	1,710
Goodwill	3,699	3,733
Other long-term assets	1,848	1,774

Total assets	$22,566	$20,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,432	$3,893
Trade accounts payable and accrued expenses	2,752	1,821
Book overdraft	267	403
Unearned revenues	263	206

Total current liabilities	7,714	6,323
Long-term debt	2,598	2,600
Future policy benefits payable	2,199	2,207
Other long-term liabilities	330	289

Total liabilities	12,841	11,419

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 197,498,599 shares issued at March 31, 2014 and 196,275,506 shares issued at December 31, 2013	33	33
Capital in excess of par value	2,333	2,267
Retained earnings	9,266	8,942
Accumulated other comprehensive income	226	158
Treasury stock, at cost, 42,714,365 shares at March 31, 2014 and 42,245,097 shares at December 31, 2013	(2,133)	(2,084)

Total stockholders’ equity	9,725	9,316

Total liabilities and stockholders’ equity	$22,566	$20,735

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 31,
	2014	2013
	(in millions, except per share results)
Revenues:
Premiums	$11,083	$9,868
Services	538	525
Investment income	91	93

Total revenues	11,712	10,486

Operating expenses:
Benefits	9,124	8,195
Operating costs	1,785	1,446
Depreciation and amortization	82	80

Total operating expenses	10,991	9,721

Income from operations	721	765
Interest expense	35	35

Income before income taxes	686	730
Provision for income taxes	318	257

Net income	$368	$473

Basic earnings per common share	$2.37	$2.97

Diluted earnings per common share	$2.35	$2.95

Dividends per common share	$0.27	$0.26

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 31,
	2014	2013
	(in millions)
Net income	$368	$473
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	108	(87)
Effect of income taxes	(39)	32

Total change in unrealized investment gains/losses, net of tax	69	(55)

Reclassification adjustment for net realized gains included in investment income	(1)	(5)
Effect of income taxes	0	2

Total reclassification adjustment, net of tax	(1)	(3)

Other comprehensive income (loss), net of tax	68	(58)

Comprehensive income	$436	$415

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$368	$473
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(1)	(5)
Stock-based compensation	33	32
Depreciation and amortization	107	102
Benefit for deferred income taxes	(26)	0
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(524)	(588)
Other assets	(566)	(130)
Benefits payable	539	311
Other liabilities	684	190
Unearned revenues	57	13
Other, net	0	14

Net cash provided by operating activities	671	412

Cash flows from investing activities
Acquisitions, net of cash acquired	(6)	(5)
Proceeds from sale of business	72	0
Purchases of property and equipment	(106)	(90)
Purchases of investment securities	(507)	(783)
Maturities of investment securities	258	294
Proceeds from sales of investment securities	118	192

Net cash used in investing activities	(171)	(392)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	220	236
Change in book overdraft	(136)	(34)
Common stock repurchases	(49)	(94)
Dividends paid	(44)	(42)
Excess tax benefit from stock-based compensation	8	1
Proceeds from stock option exercises and other	25	5

Net cash provided by financing activities	24	72

Increase in cash and cash equivalents	524	92
Cash and cash equivalents at beginning of period	1,138	1,306

Cash and cash equivalents at end of period	$1,662	$1,398

Supplemental cash flow disclosures:
Interest payments	$10	$10
Income tax payments, net	$12	$1

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2013, that was filed with the Securities and Exchange Commission, or the SEC, on February 19, 2014. We refer to the Form 10-K as the “2013 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2013 Form 10-K for information on accounting policies that the Company considers in preparing its consolidated financial statements.

The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Business Segment Reclassifications

On January 1, 2014, we reclassified certain of our businesses from our Healthcare Services segment to our Employer Group segment to correspond with internal management reporting changes. Our reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation. See Note 12 for segment financial information.

Health Care Reform

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain of these reforms became effective January 1, 2014, including an annual insurance industry premium-based fee and the establishment of federally-facilitated or state-based exchanges coupled with three premium stabilization programs, as described more fully below.

The Health Care Reform Law imposes an annual premium-based fee on health insurers for each calendar year beginning on or after January 1, 2014 which is not deductible for tax purposes. We are required to estimate a liability for the health insurer fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. In September 2014, we expect to pay the federal government approximately $548 million for the annual health insurance industry fee attributed to calendar year 2014, in accordance with the Health Care Reform Law. We have recorded a liability for this fee in other current liabilities with a corresponding deferred cost in other current assets in our condensed consolidated financial statements. Amortization of the deferred cost resulted in operating cost expense of approximately $137 million for the three months ended March 31, 2014 and a remaining deferred cost asset balance of approximately $411 million at March 31, 2014. No such amounts were recorded at December 31, 2013 as the qualifying insurance coverage was not provided until January 1, 2014.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The Health Care Reform Law also establishes risk spreading premium stabilization programs effective January 1, 2014. The risk spreading programs are applicable to certain of our commercial medical insurance products, which collectively represented approximately 16% of our total premiums and services revenue for the three months ended March 31, 2014. These programs, commonly referred to as the 3Rs, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridors program designed to more evenly spread the financial risk borne by issuers and to mitigate the risk that issuers would have mispriced products. The transitional reinsurance and temporary risk corridors programs are for years 2014 through 2016, with potential for additional reinsurance recoveries through 2018 to the extent funds are available. Policies issued prior to March 23, 2010 are considered grandfathered policies and are exempt from the 3Rs. Certain states have allowed non-grandfathered policies issued prior to January 1, 2014 to extend the date of required transition to policies compliant with the Health Care Reform Law to as late as 2017. Accordingly, such policies are exempt from the 3Rs until they transition to policies compliant with the Health Care Reform Law.

The permanent risk adjustment program adjusts the premiums that commercial individual and small group health insurance issuers receive based on the demographic factors and health status of each member as derived from current year medical diagnosis as reported throughout the year. This program transfers funds from lower risk plans to higher risk plans within similar plans in the same state. The risk adjustment program is applicable to commercial individual and small group health plans (except certain exempt and grandfathered plans as discussed above) operating both inside and outside of the health insurance exchanges established under the Health Care Reform Law. Under the risk adjustment program, a risk score is assigned to each covered member to determine an average risk score at the individual and small group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Plans with an average risk score below the state average will pay into a pool and health insurance issuers with an average risk score that is greater than the state average risk score will receive money from that pool. We generally rely on providers, including certain network providers who are our employees, to appropriately document all medical data, including the diagnosis codes submitted with claims, as the basis for our risk scores under the program. Our estimate of amounts receivable and/or payable under the risk adjustment program is based on our estimate of both our own and the state average risk scores. Assumptions used in these estimates include but are not limited to geographic considerations including our historical experience in markets we have participated in over a long period of time, member demographics including age and gender for our members and other health insurance issuers, our pricing model, sales data for each metal tier (different metal tiers yield different risk scores), the mix of previously underwritten membership as compared to new members in plans compliant with the Health Care Reform Law, published third party studies, and other publicly available data including regulatory plan filings. We expect to refine our estimates as new information becomes available, including additional data released by the Department of Health and Human Services, or HHS, regarding estimates of state average risk scores. Risk adjustment will be subject to audit by HHS beginning in 2014, however, there will be no payments associated with these audits in 2014 or 2015, the first two years of the program.

The temporary risk corridor program applies to individual and small group Qualified Health Plans (or substantially equivalent plans), or QHPs, as defined by HHS, operating both inside and outside of the exchanges. Accordingly, plans subject to risk adjustment that are not QHPs, including our small group health plans, will not be subject to the risk corridor program. The risk corridor provisions limit issuer gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from HHS. Variances from the target exceeding certain thresholds may result in HHS making additional payments to us or require us to refund HHS a portion of the premiums we received. Risk corridor payments from HHS will be limited to the extent of the risk corridor collections received by HHS over the duration of the program.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We estimate and recognize adjustments to premiums revenue for the risk adjustment and risk corridor provisions by projecting our ultimate premium for the calendar year separately for individual and group plans by state and legal entity. Estimated calendar year settlement amounts are recognized ratably during the year and are revised each period to reflect current experience, including changes in risk scores derived from medical diagnoses submitted by providers. We record receivables or payables at the individual or group level within each state and legal entity and classify the amounts as current or long-term in the condensed consolidated balance sheets based on the timing of expected settlement.

The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in operating costs in our condensed consolidated statements of income. We account for contributions made by individual commercial plans, which are subject to recoveries, as ceded premiums (a reduction of premiums) and similarly we account for any recoveries as ceded benefits (a reduction of benefits expense) in our condensed consolidated statements of income. For the three months ended March 31, 2014, we recorded operating costs of $18 million associated with transitional reinsurance contributions for plans other than non-grandfathered individual commercial plans. In addition, for our non-grandfathered individual commercial plans we recorded ceded premiums of $10 million and recorded ceded benefits of $18 million in our condensed consolidated statements of income for the three months ended March 31, 2014. No such amounts were recorded in 2013 as the program was not effective until January 1, 2014.

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at March 31, 2014. No such amounts were recorded in our condensed consolidated balance sheet at December 31, 2013. The risk adjustment, risk corridor, and reinsurance recoverable settlements include amounts classified as long-term because settlement associated with the 2014 provision exceeds 12 months at March 31, 2014.

	March 31, 2014
	Risk Adjustment Settlement	Risk Corridor Settlement	Reinsurance Contribution	Reinsurance Recoverables
Trade accounts payable and accrued expenses	$0	$0	(28)	$0
Other long-term assets	25	16	0	18
Other long-term liabilities	(2)	(3)	0	0

Net long-term asset	23	13	0	18

Total net asset (liability)	$23	$13	$(28)	$18

We are required to remit payment for our per member reinsurance contribution in January of the year following the benefit year, or January 2015 for the 2014 benefit year. Risk adjustment calculations will be completed and HHS will notify us of recoveries due or payments owed to/from us under the risk adjustment and reinsurance programs by June 30 of the year following the benefit year. Payments due to HHS under the risk adjustment program must be remitted within 30 days of notification and will be collected prior to the distribution of recoveries by HHS. Following this notification, risk corridor calculations are then due by July 31 of the year following the benefit year. Payment and recovery amounts will be settled with HHS annually in the second half of the year following the benefit year. Accordingly, for the 2014 benefit year, we expect to receive recoveries and/or pay amounts due under these programs in the second half of 2015.

In addition to the provisions discussed above, beginning in 2014, HHS pays us a portion of the health care costs for low-income individual members for which we assume no risk in accordance with the Health Care Reform Law.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefits expense for these subsidies. Receipt and payment activity is accumulated at the state and legal entity level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the state and legal entity balance at the end of the reporting period. We will be notified of final settlement amounts by June 30 of the year following the benefit year. Receipts from HHS associated with these cost sharing subsidies for which we do not assume risk were $4 million higher than claims payments for the three months ended March 31, 2014.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to discontinued operations which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance is effective for us beginning with annual and interim periods in 2015 with early adoption permitted under certain circumstances. Based upon existing facts and circumstances, the adoption of the new guidance is not expected to have a material impact on our results of operations, financial condition, or cash flows.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS

On September 6, 2013, we acquired American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida, serving frail and elderly individuals in home and community-based settings. American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and has contracts to provide Medicaid Long-Term Support Services across the entire state of Florida. The enrollment effective dates for the various regions ranged from August 2013 to March 2014. The allocation of the purchase price resulted in goodwill of $76 million and other intangible assets of $75 million. The goodwill was assigned to the Retail segment and is deductible for tax purposes. The other intangible assets, which primarily consist of customer contracts and technology, have a weighted average useful life of 9.3 years. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets.

The results of operations and financial condition of American Eldercare have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. In addition, during 2014 and 2013, we acquired other health and wellness related businesses which, individually or in the aggregate, have not had, or are not expected to have, a material impact on our results of operations, financial condition, or cash flows. Acquisition-related costs recognized in 2014 and 2013 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition were not material for disclosure purposes.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at March 31, 2014 and December 31, 2013, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$517	$7	$(4)	$520
Mortgage-backed securities	1,870	37	(35)	1,872
Tax-exempt municipal securities	3,067	116	(17)	3,166
Mortgage-backed securities:
Residential	21	0	(1)	20
Commercial	656	20	(11)	665
Asset-backed securities	49	1	0	50
Corporate debt securities	3,493	275	(13)	3,755

Total debt securities	$9,673	$456	$(81)	$10,048

December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$584	$6	$(6)	$584
Mortgage-backed securities	1,834	34	(48)	1,820
Tax-exempt municipal securities	2,911	93	(33)	2,971
Mortgage-backed securities:
Residential	22	0	0	22
Commercial	662	20	(9)	673
Asset-backed securities	63	1	(1)	63
Corporate debt securities	3,474	223	(30)	3,667

Total debt securities	$9,550	$377	$(127)	$9,800

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2014 and December 31, 2013, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$212	$(4)	$3	$0	$215	$(4)
Mortgage-backed securities	1,145	(34)	20	(1)	1,165	(35)
Tax-exempt municipal securities	413	(13)	115	(4)	528	(17)
Mortgage-backed securities:
Residential	5	0	1	(1)	6	(1)
Commercial	148	(3)	152	(8)	300	(11)
Asset-backed securities	35	0	0	0	35	0
Corporate debt securities	333	(11)	35	(2)	368	(13)

Total debt securities	$2,291	$(65)	$326	$(16)	$2,617	$(81)

December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$231	$(6)	$5	$0	$236	$(6)
Mortgage-backed securities	1,076	(47)	21	(1)	1,097	(48)
Tax-exempt municipal securities	693	(28)	57	(5)	750	(33)
Mortgage-backed securities:
Residential	6	0	1	0	7	0
Commercial	270	(8)	40	(1)	310	(9)
Asset-backed securities	35	(1)	0	0	35	(1)
Corporate debt securities	594	(28)	17	(2)	611	(30)

Total debt securities	$2,905	$(118)	$141	$(9)	$3,046	$(127)

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at March 31, 2014. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At March 31, 2014, 6% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 39% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 61% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 12%. In addition, 18% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at March 31, 2014 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at March 31, 2014.

The percentage of corporate securities associated with the financial services industry was 22% at March 31, 2014 and 23% at December 31, 2013.

All issuers of securities we own that were trading at an unrealized loss at March 31, 2014 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At March 31, 2014, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2014.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
	(in millions)
Gross realized gains	$1	$6
Gross realized losses	0	(1)

Net realized capital gains	$1	$5

There were no material other-than-temporary impairments for the three months ended March 31, 2014 or 2013.

The contractual maturities of debt securities available for sale at March 31, 2014, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$477	$483
Due after one year through five years	2,114	2,214
Due after five years through ten years	2,533	2,663
Due after ten years	1,953	2,081
Mortgage and asset-backed securities	2,596	2,607

Total debt securities	$9,673	$10,048

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at March 31, 2014 and December 31, 2013, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2014
Cash equivalents	$1,197	$1,197	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	520	0	520	0
Mortgage-backed securities	1,872	0	1,872	0
Tax-exempt municipal securities	3,166	0	3,153	13
Mortgage-backed securities:
Residential	20	0	20	0
Commercial	665	0	665	0
Asset-backed securities	50	0	49	1
Corporate debt securities	3,755	0	3,732	23

Total debt securities	10,048	0	10,011	37

Total invested assets	$11,245	$1,197	$10,011	$37

December 31, 2013
Cash equivalents	$876	$876	$0	$0
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	584	0	584	0
Mortgage-backed securities	1,820	0	1,820	0
Tax-exempt municipal securities	2,971	0	2,958	13
Mortgage-backed securities:
Residential	22	0	22	0
Commercial	673	0	673	0
Asset-backed securities	63	0	62	1
Corporate debt securities	3,667	0	3,644	23

Total debt securities	9,800	0	9,763	37

Total invested assets	$10,676	$876	$9,763	$37

There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or March 31, 2013.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our Level 3 assets had a fair value of $37 million at March 31, 2014, or less than 0.4% of our total invested assets. During the three months ended March 31, 2014 and 2013, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2014			2013
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$24	$13	$37	$25	$13	$38
Total gains or losses:
Realized in earnings	0	0	0	0	0	0
Unrealized in other comprehensive income	0	0	0	1	0	1
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Settlements	0	0	0	(1)	0	(1)

Balance at March 31	$24	$13	$37	$25	$13	$38

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $2,598 million at March 31, 2014 and $2,600 million at December 31, 2013. The fair value of our long-term debt was $2,815 million at March 31, 2014 and $2,751 million at December 31, 2013. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As disclosed in Note 3, the acquisitions of American Eldercare and other health and wellness companies were completed during 2014 and 2013. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2014 or 2013.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2014 and December 31, 2013. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2014 provision will exceed 12 months at March 31, 2014.

	March 31, 2014		December 31, 2013
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$44	$880	$45	$743
Trade accounts payable and accrued expenses	(45)	(406)	(71)	(30)

Net current (liability) asset	(1)	474	(26)	$713

Other long-term assets	68	0	0	0
Other long-term liabilities	(31)	0	0	0

Net long-term asset	37	0	0	0

Total net asset (liability)	$36	$474	$(26)	$713

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2014 presentation as discussed in Note 1. Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2014 were as follows:

	Retail	Employer Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2014	$1,007	$363	$2,271	$92	$3,733
Acquisitions	0	0	6	0	6
Dispositions	0	0	(40)	0	(40)

Balance at March 31, 2014	$1,007	$363	$2,237	$92	$3,699

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013:

	Weighted	March 31, 2014			December 31, 2013
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/relationships	9.8 yrs	$764	$310	$454	$792	$310	$482
Trade names and technology	13.2 yrs	198	43	155	200	40	160
Provider contracts	16.5 yrs	45	18	27	51	23	28
Noncompetes and other	6.5 yrs	50	29	21	52	29	23

Total other intangible assets	10.4 yrs	$1,057	$400	$657	$1,095	$402	$693

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Amortization expense for other intangible assets was approximately $28 million for the three months ended March 31, 2014 and 2013. The following table presents our estimate of amortization expense for 2014 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2014	$112
2015	100
2016	92
2017	85
2018	78
2019	67

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$368	$473

Weighted average outstanding shares of common stock used to compute basic earnings per common share	155,091	158,917
Dilutive effect of:
Employee stock options	268	384
Restricted stock	1,288	1,102

Shares used to compute diluted earnings per common share	156,647	160,403

Basic earnings per common share	$2.37	$2.97

Diluted earnings per common share	$2.35	$2.95

Number of antidilutive stock options and restricted stock excluded from computation	972	1,683

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

9. STOCKHOLDERS’ EQUITY

Dividends

The following table provides details of dividend payments in 2013 and 2014 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42

In April 2014, the Board of Directors declared a cash dividend of $0.28 per share payable on July 25, 2014 to stockholders of record on June 30, 2014. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Repurchases

In April 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $569 million remained unused) with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the three months ended March 31, 2014, we repurchased 0.1 million shares in open market transactions for $11 million at an average price of $113.44 under a previous share repurchase authorization. During the three months ended March 31, 2013, we repurchased 1.21 million shares in open market transactions for $81 million at an average price of $67.60 under a previous share repurchase authorization. As of May 7, 2014, the remaining authorized amount under the new authorization totaled $1 billion.

In connection with employee stock plans, we acquired 0.4 million common shares for $38 million and 0.2 million common shares for $13 million during the three months ended March 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income included net unrealized gains on our investment securities of $238 million at March 31, 2014 and $158 million at December 31, 2013. In addition, accumulated other comprehensive income included $12 million at March 31, 2014 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no such additional liability at December 31, 2013. Refer to Note 17 to the consolidated financial statements in our 2013 10-K for further discussion of our long-term care insurance policies.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

10. INCOME TAXES

The effective income tax rate was 46.4% for the three months ended March 31, 2014, compared to 35.2% for the three months ended March 31, 2013. The non-deductible nature of the health insurance industry fee levied on the industry beginning in 2014 as mandated by the Health Care Reform Law increased our effective tax rate by approximately 9 percentage points for the three months ended March 31, 2014. In addition, the effective tax for the three months ended March 31, 2013 includes the beneficial effect of a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

11. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 75% of our total premiums and services revenue for the three months ended March 31, 2014, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. Our bids for the 2015 contract year are due by June 2, 2014.

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity of covered members. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims.

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

In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for a Medicare Advantage contract, if any, the results of the audit sample will be extrapolated to the entire Medicare Advantage contract based upon a comparison to “benchmark” audit data in the government fee-for-service program. This comparison to the government program benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set, including any attendant errors that are present in that data set, provides the basis for Medicare Advantage plans’ risk adjustment to payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between Medicare Advantage plans and the government fee-for-service program data (such as for frequency of coding for certain diagnoses in Medicare Advantage plan data versus the government program data set).

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to the current round of RADV contract level audits being conducted on 2011 premium payments. Selected Medicare Advantage contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. On November 5, 2013, we were notified that one of our Medicare Advantage contracts had been selected for audit for contract year 2011.

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) through 2014 on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

At March 31, 2014, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2014, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 14, 2014, the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2015.

The loss of any of the contracts above or significant changes in these programs as a result of legislative or regulatory action, including reductions in premium payments to us, regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

Our state-based Medicaid business accounted for approximately 2% of our total premiums and services revenue for the three months ended March 31, 2014. In addition to our state-based Medicaid contracts in Florida and Kentucky, we have contracts in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. In addition, we began serving members in Long-Term Care Support Services (LTSS) regions in Florida at various dates ranging from the second half of 2013 through the first quarter of 2014.

On June 26, 2013, the Puerto Rico Health Insurance Administration notified us of its election not to renew our three-year Medicaid contracts for the East, Southeast, and Southwest regions which ended June 30, 2013. Contractual transition provisions required the continuation of insurance coverage for beneficiaries through September 30, 2013 and also required an additional period of time thereafter to process residual claims.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. government filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. In the ordinary course, the individual plaintiff may amend the complaint and serve the Company to continue to prosecute the action on her own, on behalf of the government. In the meantime, we are continuing to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.

Other Lawsuits and Regulatory Matters

Our current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, utilization management practices, pharmacy benefits, access to care, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.

We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For example, a number of hospitals and other providers have asserted that, under their network provider contracts, we are not entitled to reduce Medicare Advantage payments to these providers in connection with changes in Medicare payment systems and in accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges have led and could lead to arbitration demands or other litigation. Also, under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government including, among other allegations, those resulting from coding and review practices under the Medicare risk-adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to other allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and voluntary benefit products, as well as administrative services only, or ASO, products and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties including pharmacy, provider services, home based services, integrated behavioral health services and predictive modeling and informatics services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, closed-block of long-term care insurance policies, and our Puerto Rico Medicaid contracts under which coverage was terminated effective September 30, 2013.

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

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $1.9 billion and $1.5 billion for the three months ended March 31, 2014 and 2013, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $25 million and $22 million for the three months ended March 31, 2014 and 2013, respectively.

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2013 Form 10-K. Transactions between reportable segments consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three months ended March 31, 2014 and 2013, respectively:

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2014
Revenues - external customers
Premiums:
Medicare Advantage	$6,460	$1,384	$0	$0	$0	$7,844
Medicare stand-alone PDP	863	2	0	0	0	865

Total Medicare	7,323	1,386	0	0	0	8,709

Fully-insured	525	1,329	0	0	0	1,854
Specialty	59	275	0	0	0	334
Military services	0	0	0	6	0	6
Medicaid and other	169	0	0	11	0	180

Total premiums	8,076	2,990	0	17	0	11,083

Services revenue:
Provider	0	5	290	0	0	295
ASO and other	14	81	0	127	0	222
Pharmacy	0	0	21	0	0	21

Total services revenue	14	86	311	127	0	538

Total revenues - external customers	8,090	3,076	311	144	0	11,621

Intersegment revenues
Services	0	19	3,454	0	(3,473)	0
Products	0	0	846	0	(846)	0

Total intersegment revenues	0	19	4,300	0	(4,319)	0

Investment income	19	10	0	15	47	91

Total revenues	8,109	3,105	4,611	159	(4,272)	11,712

Operating expenses:
Benefits	6,887	2,356	0	28	(147)	9,124
Operating costs	923	499	4,390	102	(4,129)	1,785
Depreciation and amortization	37	24	36	4	(19)	82

Total operating expenses	7,847	2,879	4,426	134	(4,295)	10,991

Income from operations	262	226	185	25	23	721
Interest expense	0	0	0	0	35	35

Income (loss) before income taxes	$262	$226	$185	$25	$(12)	$686

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2013
Revenues - external customers
Premiums:
Medicare Advantage	$5,736	$1,190	$0	$0	$0	$6,926
Medicare stand-alone PDP	761	2	0	0	0	763

Total Medicare	6,497	1,192	0	0	0	7,689

Fully-insured	279	1,268	0	0	0	1,547
Specialty	49	275	0	0	0	324
Military services	0	0	0	11	0	11
Medicaid and other	79	0	0	218	0	297

Total premiums	6,904	2,735	0	229	0	9,868

Services revenue:
Provider	0	4	306	0	0	310
ASO and other	2	84	0	120	0	206
Pharmacy	0	0	9	0	0	9

Total services revenue	2	88	315	120	0	525

Total revenues - external customers	6,906	2,823	315	349	0	10,393

Intersegment revenues
Services	0	11	2,801	0	(2,812)	0
Products	0	0	654	0	(654)	0

Total intersegment revenues	0	11	3,455	0	(3,466)	0

Investment income	18	11	0	15	49	93

Total revenues	6,924	2,845	3,770	364	(3,417)	10,486

Operating expenses:
Benefits	5,929	2,177	0	187	(98)	8,195
Operating costs	613	433	3,616	115	(3,331)	1,446
Depreciation and amortization	32	23	36	4	(15)	80

Total operating expenses	6,574	2,633	3,652	306	(3,444)	9,721

Income from operations	350	212	118	58	27	765
Interest expense	0	0	0	0	35	35

Income (loss) before income taxes	$350	$212	$118	$58	$(8)	$730

Human Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2013 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 19, 2014, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.

Executive Overview

General

Humana Inc., headquartered in Louisville, Ky., is a leading health and well-being company that is focused on making it easier for people to achieve their best health by serving as their health partner for life. The company’s strategy integrates care delivery, the patient experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country.

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

Business Segments

On January 1, 2014, we reclassified certain of our businesses from our Healthcare Services segment to our Employer Group segment to correspond with internal management reporting changes. Our reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation.

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

The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with Centers for Medicare and Medicaid Services, or CMS, to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program, and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and voluntary benefit products, as well as administrative services only products, or ASO, and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy, provider services, home based services, integrated behavioral health services, and predictive modeling and informatics services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, our closed-block of long-term care insurance policies, and our Puerto Rico Medicaid contracts under which coverage was terminated effective September 30, 2013.

The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at the corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

Seasonality

One of the product offerings of our Retail segment is Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. These plans provide varying degrees of coverage. Our quarterly Retail segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low-income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affects the quarterly benefit ratio pattern.

Our Employer Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Employer Group’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. Similarly, certain of our fully-insured individual commercial medical products in our Retail segment experience seasonality in the benefit ratio akin to the Employer Group segment; however, we expect our new plans compliant with the Health Care Reform Law to experience less seasonality than our historical individual commercial medical products.

In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare and individual health care exchange marketing seasons.

2014 Highlights

Consolidated

•	Our 2014 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At March 31, 2014, approximately 656,100 members, or 28.1%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model, as compared to 561,500 members, or 27.1%, at December 31, 2013 and 530,300 members, or 26.4%, at March 31, 2013.

•	Our results for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, were impacted by lower results for our Medicare stand-alone PDP plans as well as investment spending for exchanges under the Health Care Reform Law and new state-based contracts, partially offset by favorable Medicare Advantage medical cost utilization and membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings. Year-over-year comparisons were also negatively impacted by sequestration which became effective April 1, 2013.

•	Year-over-year comparisons of the operating cost ratio are impacted by fees mandated by the Health Care Reform Law beginning in 2014, including the non-deductible health insurance industry fee. Likewise, year-over-year comparisons of the benefit ratio reflect the inclusion of these mandated fees in the pricing of our products for 2014.

•	Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.

•	Our operating cash flow of $671 million for the three months ended March 31, 2014 compared to operating cash flow of $412 million for the three months ended March 31, 2013. Our operating cash flows for 2014 reflect earnings and enrollment activity and the timing of working capital items including the timing of receipts and payments under certain provisions of the Health Care Reform Law that became effective in 2014. For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law are impacting the timing of our operating cash flows, as we expect to build a receivable in 2014 that will be collected in 2015. It is reasonably possible that the receivable could be material to our operating cash flow in 2014. In 2014, we expect our operating cash flows to decline from 2013.

•	We expect our 2014 financing cash flows to be negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher reinsurance subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS.

•	In September 2014, we expect to pay the federal government approximately $548 million for the annual health insurance industry fee. This fee is not deductible for tax purposes, which has significantly increased our effective income tax rate in 2014. The health insurance industry fee is further described below under the section titled “Health Care Reform.”

•	During the three months ended March 31, 2014, we repurchased 0.1 million shares in open market transactions for $11 million and declared dividends to stockholders of $0.27 per share for an aggregate amount of $42 million.

Retail

•	On April 7, 2014, CMS announced final 2015 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notice together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, sunset of the Star quality CMS demonstration in 2015, risk coding modifications, the impact of the health insurance industry fee, and other funding formula changes, indicate 2015 Medicare Advantage funding cuts of approximately 2%. While we believe our senior members’ benefits may be adversely impacted, we believe we can effectively design Medicare Advantage products based upon these levels of rate reduction while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•	Automatic across-the-board budget cuts under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, known as “sequestration,” commenced in March 2013, including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. While we believe we can reduce Medicare Advantage payments to providers under our network provider contracts in connection with sequestration, a number of hospitals and other providers have asserted that we are not entitled to do so, which have led and may lead to arbitration demands or other litigation regarding these matters.

•	For the three months ended March 31, 2014, our Retail segment pretax income declined by $88 million, or 25.1%, primarily driven by the same factors impacting our consolidated results as described above. Our lower Medicare stand-alone PDP results in the first quarter of 2014 primarily reflect higher specialty prescription drug costs associated with a new treatment for Hepatitis C.

•	Individual Medicare Advantage membership of 2,330,800 at March 31, 2014 increased 262,100, or 12.7%, from 2,068,700 at December 31, 2013 and increased 318,700 members, or 15.8%, from 2,012,100 at March 31, 2013 reflecting net membership additions, particularly for our Health Maintenance Organization, or HMO, offerings, for the 2014 plan year.

•	Medicare stand-alone PDP membership of 3,852,100 at March 31, 2014 increased 580,400 members, or 17.7%, from 3,271,700 at December 31, 2013 and increased 649,800 members, or 20.3%, from 3,202,300 at March 31, 2013 reflecting net membership additions, primarily for our Humana-Walmart plan offering for the 2014 plan year.

•	The addition of our Florida Long-Term Support Services contracts added 18,500 members to our state-based Medicaid membership as of March 31, 2014 compared to March 31, 2013.

•	Individual commercial medical membership of 834,000 at March 31, 2014 increased 233,900 members, or 39.0%, from 600,100 at December 31, 2013 and increased 285,600 members, or 52.1%, from 548,400 at March 31, 2013 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law. Enrollment applications for the company’s 2014 health care exchange offerings totaled approximately 700,000 through the health care exchange open enrollment period which began on October 1, 2013 and ran through March 31, 2014, with certain exceptions. Nearly 430,000 of these applications relate to coverage effective beginning in the second quarter of 2014. Applicants are required to pay their premiums to be enrolled in our plans. In addition, federal and state regulatory changes in December 2013 allowed certain individuals to remain in their existing underwritten health plans that are not compliant with the Health Care Reform Law, which has led to much higher than previously expected retention of our existing underwritten health plans. We believe that this is occurring at other health insurance issuers as well and will result in an overall deterioration of the risk pool in plans compliant with the Health Care Reform Law, as more previously underwritten members remain with their current health plans rather than enter the exchanges. However, we expect that the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law will mitigate this deterioration to some extent.

Employer Group Segment

•	As discussed in the detailed Employer Group segment results of operations discussion that follows, the Employer Group segment pretax income improved 6.6% for the three months ended March 31, 2014 primarily due to a decrease in the benefit ratio partially offset by an increase in the operating cost ratio.

•	Fully-insured group Medicare Advantage membership of 477,600 at March 31, 2014 increased 48,500 members, or 11.3%, from 429,100 at December 31, 2013 and increased 64,800 members, or 15.7%, from 412,800 at March 31, 2013 primarily due to the January 2014 addition of a new large group account.

•	Membership in HumanaVitality®, our wellness and loyalty rewards program, rose nearly 26% to 3,555,700 at March 31, 2014 from 2,831,000 at December 31, 2013 and rose 34% from 2,647,600 at March 31, 2013 primarily due to the addition of group Medicare members as well as individual Medicare Advantage and fully-insured individual commercial medical membership growth.

Healthcare Services Segment

•	As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income improved 56.8% for the 2014 quarter as compared to the 2013 quarter primarily due to revenue growth and pretax income contribution from our pharmacy solutions and home based services businesses as they serve our growing Medicare Advantage membership.

•

Improvement in the quality of care for members is a key element of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. At March 31, 2014, we had approximately 297,500 members with complex chronic conditions in the Humana Chronic Care Program, a 6% increase compared with approximately 280,200 members at December 31, 2013, and an increase of 65% compared with approximately 180,300 members at March 31, 2013. These increases reflect enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Other Businesses

•	Year-over-year comparisons within Other Businesses are impacted by the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 and a reduction in benefits expense for the three months ended March 31, 2013 related to a favorable settlement of contract claims with the United States Department of Defense, or DoD, associated with previously disclosed litigation.

Health Care Reform

The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. While regulations and interpretive guidance on many provisions of the Health Care Reform Law have been issued to date by the Department of Health and Human Services, or HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners, or NAIC, there are certain provisions of the law that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of the law on our overall business.

Implementation dates of the Health Care Reform Law began in September 2010 and will continue through 2018, and many aspects of the Health Care Reform Law are already effective and have been implemented by us. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. The following outlines certain provisions of the Health Care Reform Law:

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

Certain provisions in the Health Care Reform Law tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) were eligible for a quality bonus in their basic premium rates. By law, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS, through its demonstration authority, expanded the quality bonus to three Star plans for a three-year period through 2014. Beginning in 2015, quality bonus amounts will be determined by the provisions in the Health Care Reform Law. In part, this means that plans must have a Star Rating of four or higher to qualify for bonus money. Star Ratings issued by CMS in October 2013 indicated that 55% to 60% of our Medicare Advantage members are now in plans that will qualify for quality bonus payments in 2015, down from 99% in 2014, primarily due to an increase in the required minimum overall Star program rating from three stars in 2014 to four stars in 2015. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for quality bonuses in the basic premium rates. We have 18 Medicare Advantage plans that achieved a rating of four or more stars, an increase of 50% from the previous year. We are offering nine Medicare Advantage plans that achieved a 4.5 Star Rating. Plans that earn an overall Star Rating of five continue to be eligible to enroll members year round. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Additionally, as a result of the expiration of a CMS quality bonus demonstration, for plans that maintain a four Star or higher rating in 2015, other provisions of the Health Care Reform Law may, in certain areas of the country, reduce the amount of the quality bonus that is added to the basic premium rate. Accordingly, our plans may not be eligible for full level quality bonuses, which, in isolation, could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.

In addition, on March 31, 2014, with certain exceptions, we completed the initial open enrollment period for plans offered through federally-facilitated, federal-state partnerships or state-based exchanges for individuals in certain metropolitan areas in the 14 states where we have public exchange offerings.

•	Newly Effective in 2014: Beginning in 2014, the Health Care Reform Law requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain benefits; the establishment of federally-facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014 to approximately 46% to 47%. In addition, statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment of the health insurance industry fee beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we are required to restrict surplus for the 2015 assessment ratably in 2014. As a result of this accounting treatment, the amount and timing of dividends from the subsidiaries to the parent could be reduced or delayed in 2014. In 2014, we expect to pay the federal government approximately $548 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a similar increase in our fee in 2015.

The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition from the establishment of two multi-state plans (one not-for-profit; one for-profit) administered through the Office of Personnel Management, and expands eligibility for Medicaid programs. In addition, the Health Care Reform Law has increased and will continue to increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms comes, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in this report.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on certain provisions of the Health Care Reform Law. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, the Health Care Reform Law has and will change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the Health Care Reform Law and adjustments to their and our offerings could cause meaningful disruption in local health care markets. It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law in 2015 related to claims paid in 2014). If we are unable to adjust our business model to address the non-deductible health insurance industry fee and other assessments, including the three-year commercial reinsurance fee, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

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

Comparison of Results of Operations for 2014 and 2013

The following discussion primarily deals with our results of operations for the three months ended March 31, 2014, or the 2014 quarter, and the three months ended March 31, 2013, or the 2013 quarter.

Consolidated

	For the three months ended March 31,		Change
	2014	2013	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$8,076	$6,904	$1,172	17.0%
Employer Group	2,990	2,735	255	9.3%
Other Businesses	17	229	(212)	(92.6)%

Total premiums	11,083	9,868	1,215	12.3%

Services:
Retail	14	2	12	600%
Employer Group	86	88	(2)	(2.3)%
Healthcare Services	311	315	(4)	(1.3)%
Other Businesses	127	120	7	5.8%

Total services	538	525	13	2.5%

Investment income	91	93	(2)	(2.2)%

Total revenues	11,712	10,486	1,226	11.7%

Operating expenses:
Benefits	9,124	8,195	929	11.3%
Operating costs	1,785	1,446	339	23.4%
Depreciation and amortization	82	80	2	2.5%

Total operating expenses	10,991	9,721	1,270	13.1%

Income from operations	721	765	(44)	(5.8)%
Interest expense	35	35	0	0%

Income before income taxes	686	730	(44)	(6.0)%
Provision for income taxes	318	257	61	23.7%

Net income	$368	$473	$(105)	(22.2)%

Diluted earnings per common share	$2.35	$2.95	$(0.60)	(20.3)%
Benefit ratio(a)	82.3%	83.0%		(0.7)%
Operating cost ratio(b)	15.4%	13.9%		1.5%
Effective tax rate	46.4%	35.2%		11.2%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $368 million, or $2.35 per diluted common share, in the 2014 quarter compared to $473 million, or $2.95 per diluted common share, in the 2013 quarter primarily due to lower results for our Medicare stand-alone PDP plans as well as investment spending for exchanges under the Health Care Reform Law and new state-based contracts, partially offset by favorable Medicare Advantage medical cost utilization and membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings. Year-over-year comparisons were also negatively impacted by sequestration which became effective April 1, 2013. Our diluted earnings per common share for the 2013 quarter included the benefit of $0.19 per diluted common share for a reduction in benefits expense related to a favorable settlement of contract claims with the DoD. In addition, year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2014 quarter reflecting the impact of share repurchases.

Premiums

Consolidated premiums increased $1.2 billion, or 12.3%, from the 2013 quarter to $11.1 billion for the 2014 quarter primarily due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership, partially offset by the impact of sequestration which became effective April 1, 2013. Premiums revenue for our Other Businesses declined primarily due to the loss of our Puerto Rico Medicaid contracts effective September 30, 2013. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services revenue

Consolidated services revenue increased $13 million, or 2.5%, from the 2013 quarter to $538 million for the 2014 quarter primarily due to an increase in services revenue in our Retail segment due to the acquisition of American Eldercare in September 2013.

Investment income

Investment income totaled $91 million for the 2014 quarter compared to $93 million for the 2013 quarter as higher average invested balances were more than offset by lower interest rates.

Benefits expense

Consolidated benefits expense was $9.1 billion for the 2014 quarter, an increase of $929 million, or 11.3%, from the 2013 quarter primarily due to increases in both Retail and Employer Group segments mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership. We experienced favorable medical claims reserve development related to prior fiscal years of $297 million in the 2014 quarter and $266 million in the 2013 quarter, primarily resulting from claims trend for the prior years ultimately developing more favorably than originally expected across most of our major business lines and increased financial recoveries.

The consolidated benefit ratio for the 2014 quarter was 82.3%, a 70 basis point decrease from the 2013 quarter primarily due to lower benefit ratios in both the Retail and Employer Group segments as described further in our segment results discussion that follows.

Operating costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $339 million, or 23.4%, during the 2014 quarter compared to the 2013 quarter primarily due to costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee, acquisition costs for new Medicare Advantage members, and investment spending for health care exchanges and new state-based contracts.

The consolidated operating cost ratio for the 2014 quarter was 15.4%, increasing 150 basis points from the 2013 quarter primarily due to increases in the operating cost ratios in our Retail and Employer Group segments due to the same factors impacting consolidated operating costs as described above.

Depreciation and amortization

Depreciation and amortization for the 2014 quarter totaled $82 million, an increase of $2 million, or 2.5%, from the 2013 quarter primarily due to increased capital spending.

Interest expense

Interest expense of $35 million for the 2014 quarter was comparable to that of the 2013 quarter.

Income Taxes

Our effective tax rate during the 2014 quarter was 46.4% compared to the effective tax rate of 35.2% in the 2013 quarter. The non-deductible nature of the health insurance industry fee levied on the insurance industry beginning in 2014 as mandated by the Health Care Reform Law increased our effective tax rate by approximately 9 percentage points for the 2014 quarter. In addition, the effective tax for the 2013 quarter includes the beneficial effect of a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

Retail Segment

	March 31,		Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,330,800	2,012,100	318,700	15.8%
Medicare stand-alone PDP	3,852,100	3,202,300	649,800	20.3%

Total Retail Medicare	6,182,900	5,214,400	968,500	18.6%
Individual commercial	834,000	548,400	285,600	52.1%
State-based Medicaid	129,600	73,300	56,300	76.8%

Total Retail medical members	7,146,500	5,836,100	1,310,400	22.5%

Individual specialty membership (a)	1,123,700	959,600	164,100	17.1%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$6,460	$5,736	$724	12.6%
Medicare stand-alone PDP	863	761	102	13.4%

Total Retail Medicare	7,323	6,497	826	12.7%
Individual commercial	525	279	246	88.2%
State-based Medicaid	169	79	90	113.9%
Individual specialty	59	49	10	20.4%

Total premiums	8,076	6,904	1,172	17.0%

Services	14	2	12	600%

Total premiums and services revenue	$8,090	$6,906	$1,184	17.1%

Income before income taxes	$262	$350	$(88)	(25.1)%
Benefit ratio	85.3%	85.9%		(0.6)%
Operating cost ratio	11.4%	8.9%		2.5%

Pretax Results

•	Retail segment pretax income was $262 million in the 2014 quarter, a decrease of $88 million, or 25.1%, compared to $350 million in the 2013 quarter primarily driven by lower results for our Medicare stand-alone PDP plans as well as investment spending for exchanges under the Health Care Reform Law and new state-based contracts, partially offset by favorable Medicare Advantage medical cost utilization and membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings. Year-over-year comparisons were also negatively impacted by sequestration which became effective April 1, 2013.

Enrollment

•	Individual Medicare Advantage membership increased 318,700 members, or 15.8%, from March 31, 2013 to March 31, 2014 reflecting net membership additions, particularly for our HMO offerings, for the 2014 plan year.

•	Medicare stand-alone PDP membership increased 649,800 members, or 20.3%, from March 31, 2013 to March 31, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2014 plan year.

•	Individual commercial medical membership increased 285,600 members, or 52.1%, from March 31, 2013 to March 31, 2014 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law.

•	State-based Medicaid membership increased 56,300 members, or 76.8%, from March 31, 2013 to March 31, 2014, primarily driven by the addition of our Kentucky Medicaid contract and Florida Long-Term Support Services contracts.

•	Individual specialty membership increased 164,100 members, or 17.1%, from March 31, 2013 to March 31, 2014 primarily driven by increased membership in dental and vision offerings.

Premiums

•	Retail segment premiums increased $1.2 billion, or 17.0%, from the 2013 quarter to the 2014 quarter primarily due to a 15.6% increase in average individual Medicare Advantage membership as well as individual commercial medical membership growth, primarily on the health care exchanges, that more than offset the impact of sequestration. Individual Medicare Advantage per member premiums decreased approximately 2.6% in the 2014 quarter compared to the 2013 quarter primarily reflecting the impact of sequestration which became effective April 1, 2013.

Benefits expense

•	The Retail segment benefit ratio decreased 60 basis points from 85.9% in the 2013 quarter to 85.3% in the 2014 quarter primarily due to the inclusion of the health insurance industry fee in the pricing of our products and lower utilization in our Medicare Advantage business. These items were partially offset by the absence of sequestration in the 2013 quarter as well as the impact of higher specialty prescription drug costs and the new health care exchange offerings in the 2014 quarter. In the 2014 quarter, we experienced higher specialty prescription drug costs associated with a new treatment for Hepatitis C in our Medicare stand-alone PDP plans. In addition, new individual commercial medical members in plans compliant with the Health Care Reform Law generally are expected to carry a higher benefit ratio than our previously underwritten membership.

•	The Retail segment’s pretax income for the 2014 quarter included the beneficial effect of $222 million in favorable prior-period medical claims reserve development versus $178 million in the 2013 quarter, primarily driven by claims trend for the prior year ultimately developing more favorably than originally expected and increased financial recoveries. This favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 270 basis points in the 2014 quarter versus approximately 260 basis points in the 2013 quarter.

Operating costs

•	The Retail segment operating cost ratio of 11.4% for the 2014 quarter increased 250 basis points from 8.9% for the 2013 quarter primarily due to the non-deductible health insurance industry fee mandated by the Health Care Reform Law, acquisition costs for new Medicare Advantage members, and investment spending for health care exchanges and new state-based contracts.

Employer Group Segment

	March 31,		Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Group Medicare Advantage	477,600	412,800	64,800	15.7%
Group Medicare stand-alone PDP	4,400	3,800	600	15.8%

Total group Medicare	482,000	416,600	65,400	15.7%

Fully-insured commercial group	1,200,200	1,197,800	2,400	0.2%
ASO	1,142,000	1,200,800	(58,800)	(4.9)%

Total group medical members	2,824,200	2,815,200	9,000	0.3%

Group specialty membership (a)	6,600,900	7,274,000	(673,100)	(9.3)%

(a)	Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2014	2013	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Group Medicare Advantage	$1,384	$1,190	$194	16.3%
Group Medicare stand-alone PDP	2	2	0	0%

Total group Medicare	1,386	1,192	194	16.3%
Fully-insured commercial group	1,329	1,268	61	4.8%
Group specialty	275	275	0	0%

Total premiums	2,990	2,735	255	9.3%

Services	86	88	(2)	(2.3)%

Total premiums and services revenue	$3,076	$2,823	$253	9.0%

Income before income taxes	$226	$212	$14	6.6%
Benefit ratio	78.8%	79.6%		(0.8)%
Operating cost ratio	16.1%	15.3%		0.8%

Pretax Results

•	Employer Group segment pretax income increased $14 million, or 6.6%, to $226 million in the 2014 quarter primarily due to a decrease in the benefit ratio partially offset by an increase in the operating cost ratio as described below.

Enrollment

•	Fully-insured group Medicare Advantage membership increased 64,800 members, or 15.7%, from March 31, 2013 to March 31, 2014 primarily due to the addition of a new large account.

•	Fully-insured commercial group medical membership remained relatively unchanged, increasing 2,400 members, or 0.2%, from March 31, 2013 to March 31, 2014 as an increase in small group business membership was generally offset by lower membership in large group accounts.

•	Group ASO commercial medical membership decreased 58,800 members, or 4.9%, from March 31, 2013 to March 31, 2014 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•	Group specialty membership decreased 673,100 members, or 9.3%, from March 31, 2013 to March 31, 2014 primarily due to declines in dental and vision membership related to our planned discontinuance of certain unprofitable product distribution partnerships.

Premiums

•	Employer Group segment premiums increased $255 million, or 9.3%, to $3.0 billion for the 2014 quarter primarily due to higher average group Medicare Advantage membership.

Benefits expense

•	The Employer Group segment benefit ratio decreased 80 basis points from 79.6% in the 2013 quarter to 78.8% in the 2014 quarter primarily due to the inclusion of the health insurance industry fee and other health care reform-related taxes and fees in our pricing and lower medical cost trends in our group Medicare Advantage and fully-insured commercial group businesses, partially offset by lower favorable prior-period medical claims reserve development in the 2014 quarter than in the 2013 quarter. The Employer Group segment’s pretax income for the 2014 quarter included the beneficial effect of $74 million in favorable prior-period medical claims reserve development versus $86 million in the 2013 quarter. This favorable prior-period medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 250 basis points in the 2014 quarter versus approximately 310 basis points in the 2013 quarter.

Operating costs

•	The Employer Group segment operating cost ratio of 16.1% for the 2014 quarter increased 80 basis points from 15.3% for the 2013 quarter primarily reflecting the impact of the non-deductible health insurance industry fee and other fees mandated by the Health Care Reform Law, partially offset by an increase in group Medicare Advantage membership which generally carries a lower operating cost ratio than our commercial group medical membership.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2014	2013	Dollars	Percentage
		(in millions)
Revenues:
Services:
Provider services	$267	$282	$(15)	(5.3)%
Home based services	23	23	0	0.0%
Pharmacy solutions	21	9	12	133.3%
Integrated behavioral health services	0	1	(1)	(100.0)%

Total services revenues	311	315	(4)	(1.3)%

Intersegment revenues:
Pharmacy solutions	3,857	3,085	772	25.0%
Provider services	292	279	13	4.7%
Home based services	118	60	58	96.7%
Integrated behavioral health services	33	31	2	6.5%

Total intersegment revenues	4,300	3,455	845	24.5%

Total services and intersegment revenues	$4,611	$3,770	$841	22.3%

Income before income taxes	$185	$118	$67	56.8%
Operating cost ratio	95.2%	95.9%		(0.7)%

Pretax results

•	Healthcare Services segment pretax income of $185 million for the 2014 quarter increased $67 million, or 56.8%, from $118 million for the 2013 quarter primarily due to revenue growth and pretax income contribution from our pharmacy solutions and home based services businesses as they serve our growing Medicare Advantage membership.

Script Volume

•	Humana Pharmacy Solutions® script volumes for Retail and Employer Group segment membership increased to approximately 79 million in the 2014 quarter, up 18% versus scripts of approximately 67 million in the 2013 quarter. The year-over-year increase primarily reflects growth associated with higher average medical membership for the 2014 quarter than in the 2013 quarter.

Services revenue

•	Services revenue for the 2014 quarter was relatively unchanged from the 2013 quarter, decreasing $4 million, or 1.3%.

Intersegment revenues

•	Intersegment revenues increased $845 million, or 24.5%, from the 2013 quarter to $4.3 billion for the 2014 quarter primarily due to growth in our pharmacy solutions and home based services businesses as they serve our growing membership, particularly our Medicare Advantage membership.

Operating costs

•	The Healthcare Services segment operating cost ratio of 95.2% for the 2014 quarter decreased 70 basis points from 95.9% for the 2013 quarter primarily due to scale efficiencies associated with growth in our pharmacy solutions and home based services businesses.

Other Businesses

Pretax income for our Other Businesses of $25 million for the 2014 quarter decreased $33 million compared to $58 million for the 2013 quarter primarily due to a reduction in benefits expense in the 2013 quarter related to a favorable settlement of contract claims with the DoD associated with previously disclosed litigation. Excluding the impact of this settlement, the underlying year-over-year improvement resulted from higher pretax income in our military services business.

Liquidity

Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. Our primary uses of cash include disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. As a result of the statutory accounting treatment for the health insurance industry fee, the amount and timing of subsidiary dividends to the parent could be reduced or delayed in 2014. Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by Departments of Insurance.

For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law are impacting the timing of our operating cash flows, as we expect to build a receivable in 2014 that will be collected in 2015. It is reasonably possible that the receivable could be material to our operating cash flow for the full year 2014. For the full year 2014, we expect our operating cash flows to decline from 2013. In addition, we expect our 2014 financing cash flows to be negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher reinsurance subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS. Any amounts receivable or payable associated with these risk limiting programs and CMS subsidies may have an impact on subsidiary capital and surplus.

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in this report and in our 2013 Form 10-K.

Cash and cash equivalents increased to $1.7 billion at March 31, 2014 from $1.1 billion at December 31, 2013. The change in cash and cash equivalents for the three months ended March 31, 2014 and 2013 is summarized as follows:

	2014	2013
	(in millions)
Net cash provided by operating activities	$671	$412
Net cash used in investing activities	(171)	(392)
Net cash provided by financing activities	24	72

Increase in cash and cash equivalents	$524	$92

Cash Flow from Operating Activities

The increase in operating cash flows from the 2013 quarter to the 2014 quarter primarily results from the timing of working capital items, partially offset by lower earnings. The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at March 31, 2014 and December 31, 2013:

	March 31,	December 31,	2014 Quarter	2013 Quarter
	2014	2013	Change	Change
	(in millions)
IBNR (1)	$2,940	$2,586	$354	$144
Reported claims in process (2)	545	381	164	178
Other benefits payable (3)	947	926	21	(11)

Total benefits payable	$4,432	$3,893	$539	$311

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)	Other benefits payable primarily include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2013 to March 31, 2014 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2012 to March 31, 2013 primarily was due to the same factors resulting in the increase in benefits payable from December 31, 2013 to March 31, 2014 described above.

The detail of total net receivables was as follows at March 31, 2014 and December 31, 2013:

	March 31,	December 31,	2014 Quarter	2013 Quarter
	2014	2013	Change	Change
	(in millions)
Medicare	$1,099	$576	$523	$387
Commercial and other	381	405	(24)	115
Military services	98	87	11	97
Allowance for doubtful accounts	(118)	(118)	0	(11)

Total net receivables	$1,460	$950	510	588

Reconciliation to cash flow statement:
Disposition of receivables from sale of business			14	0

Change in receivables per cash flow statement resulting in cash from operations			$524	$588

The increases in Medicare receivables reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in July and August, respectively.

Commercial and other receivables reflect the timing of reimbursements from the Puerto Rico Health Insurance Administration for our Medicaid contracts under which coverage was terminated effective September 30, 2013.

Military services receivables at March 31, 2014 and December 31, 2013 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our TRICARE South Region contract and final settlement balances due under our previous TRICARE South Region contract. Payments of the federal government’s claims and related reimbursements under our current TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows.

Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions will impact our operating cash flows as we expect to build a receivable in 2014 that will be collected in 2015. The net receivable balance associated with these programs was approximately $54 million at March 31, 2014.

In addition to the timing of receipts for premiums and services revenues, payments of benefits expense, and amounts due under the risk limiting and health insurance industry fee provisions of the Health Care Reform Law, other working capital items impacting operating cash flows primarily resulted from the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS and changes in the timing of the collection of pharmacy rebates.

Cash Flow from Investing Activities

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $131 million in the 2014 quarter and $297 million in the 2013 quarter.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $106 million in the 2014 quarter and $90 million in the 2013 quarter reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment. Excluding acquisitions, we expect total capital expenditures in 2014 in a range of approximately $525 million to $575 million.

Cash Flow from Financing Activities

Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $239 million higher than claims payments during the 2014 quarter and $249 million higher than claim payments during the 2013 quarter. As discussed previously, we expect our 2014 financing cash flows to be negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS. Our net receivable for CMS subsidies and brand name prescription drug discounts was $474 million at March 31, 2014 compared to $309 million at March 31, 2013 and $713 million at December 31, 2013. Refer to Note 6 to the condensed consolidated financial statements.

Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk were less than reimbursements from the federal government by $23 million during the 2014 quarter compared to payments in excess of reimbursements of $13 million during the 2013 quarter.

Receipts from HHS associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $4 million higher than claims payments.

We repurchased 0.1 million shares for $11 million in the 2014 quarter and 1.21 million shares for $81 million in the 2013 quarter under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $38 million in the 2014 quarter and $13 million in the 2013 quarter.

During the 2014 quarter we paid dividends to stockholders of $44 million as compared to $42 million in the 2013 quarter, as discussed further below.

Future Sources and Uses of Liquidity

Dividends

The following table provides details of dividend payments in 2013 and 2014 under our Board approved quarterly cash dividend policy:

Record	Payment	Amount	Total
Date	Date	per Share	Amount
			(in millions)
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42

In April 2014, the Board of Directors declared a cash dividend of $0.28 per share payable on July 25, 2014 to stockholders of record on June 30, 2014. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Repurchases

In April 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $569 million remained unused) with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the three months ended March 31, 2014, we repurchased 0.1 million shares in open market transactions for $11 million at an average price of $113.44 under a previous share repurchase authorization. During the three months ended March 31, 2013, we repurchased 1.21 million shares in open market transactions for $81 million at an average price of $67.60 under a previous share repurchase authorization. As of May 7, 2014, the remaining authorized amount under the new authorization totaled $1 billion.

In connection with employee stock plans, we acquired 0.4 million common shares for $38 million and 0.2 million common shares for $13 million during the three months ended March 31, 2014 and 2013, respectively.

Senior Notes

We previously issued $500 million of 6.45% senior notes due June 1, 2016, $500 million of 7.20% senior notes due June 15, 2018, $300 million of 6.30% senior notes due August 1, 2018, $600 million of 3.15% senior notes due December 1, 2022, $250 million of 8.15% senior notes due June 15, 2038, and $400 million of 4.625% senior notes due December 1, 2042. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our 7.20%, 8.15%, 3.15%, and 4.625% senior notes contain a change of control provision that may require us to purchase the notes under certain circumstances. All six series of our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount.

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.5 billion at March 31, 2014 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.7 billion and actual leverage ratio of 1.0:1, as measured in accordance with the credit agreement as of March 31, 2014. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At March 31, 2014, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $5 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of March 31, 2014, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking relationships, with some parties to the credit agreement.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2014 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $399 million at March 31, 2014 compared to $508 million at December 31, 2013. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Care Reform,” statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment beginning in 2014. Therefore, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we are required to restrict surplus for the 2015 assessment ratably in 2014. As a result of this accounting treatment, the amount and timing of dividends from the subsidiaries to the parent could be reduced or delayed in 2014. In 2014, we expect to pay the federal government approximately $548 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a similar increase in our fee in 2015.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2013, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.5 billion, which exceeded aggregate minimum regulatory requirements of $3.5 billion. The amount of dividends that we expect to be paid to our parent company in 2014 is approximately $930 million in the aggregate. However, subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed as a result of the accounting for the health insurance industry fee as discussed previously. This compares to dividends that were paid in 2013 of approximately $967 million. The year-over-year decline is a result of higher surplus requirements associated with premium growth due to increases in membership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at March 31, 2014. Our net unrealized position increased $125 million from a net unrealized gain position of $250 million at December 31, 2013 to a net unrealized gain position of $375 million at March 31, 2014. At March 31, 2014, we had gross unrealized losses of $81 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. There were no material other-than-temporary impairments during the three months ended March 31, 2014. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.4 years as of March 31, 2014 and 4.3 years as of December 31, 2013. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $490 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Principal Financial and Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2014.

Based on our evaluation, our CEO and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 11 to the condensed consolidated financial statements beginning on page 19 of this Form 10-Q.

Item 1A.	Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our 2013 Form 10-K:

•	The following replaces, in its entirety, the corresponding risk factor in our 2013 Form 10-K:

Our business may be materially adversely impacted by CMS’s adoption of the new coding set for diagnoses.

Federal regulations related to the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) contain minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. ICD-9, the current system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States, was scheduled to be replaced by ICD-10 code sets on October 1, 2014. However, on April 1, 2014, The Protecting Access to Medicare Act of 2014 was signed into law, delaying implementation of ICD-10 until at least October 1, 2015. For dates of service on or after the date of final implementation, health plans and providers will be required to use ICD-10 codes for such diagnoses and procedures. While we have prepared for the transition to ICD-10, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance, which could have a material adverse effect on our results of operations, financial position and cash flows. In addition, if some providers continue to use ICD-9 codes on claims after the final implementation date, we will have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner. If we do not adequately implement the new ICD-10 coding set, or if providers in our network do not adequately transition to the new ICD-10 coding set, our results of operations, financial position and cash flows may be materially adversely affected.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended March 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2014	0	$0	0	$580,555,202
February 2014	0	0	0	580,555,202
March 2014	100,000	113.44	100,000	569,213,622

Total	100,000	$113.44	100,000

(1)	As announced on May 7, 2014, in April 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of May 7, 2014, the remaining authorized amount under the current authorization totaled $1 billion.
(2)	Excludes 0.4 million shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

None.

Item 6:	Exhibits

3(i)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

3(ii)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.1	Amended and Restated Employment Agreement, dated as of February 27, 2014, by and between the Registrant and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Registrant on February 28, 2014).

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

**	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	May 7, 2014	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Interim Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)